Form 10-K
period 1993-12-31
ALLTEL CORP
filed 1994-02-18
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1993
                                      or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                 to

                       Commission file number  1-4996-2

                             ALLTEL CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                           34-0868285
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  One Allied Drive, Little Rock, Arkansas                        72202
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code       (501) 661-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
Common Stock                                  New York and Pacific
$2.06 No Par Cumulative Convertible
   Preferred Stock                            New York and Pacific

Securities registered pursuant to Section 12(g) of the Act:

                                    NONE
                               (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X    NO

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    Aggregate market value of voting stock held by non-affiliates as of
January 31, 1994 -    $ 5,228,787,092

    Common shares outstanding, January 31, 1994 -   187,579,806

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                                 Incorporated Into
Portions of the annual report to stockholders
   for the year ended December 31, 1993                   Parts I, II and IV
Proxy statement for the 1994 annual meeting
   of stockholders                                        Part III
The Exhibit Index is located on pages 37 to 40.

                               ALLTEL CORPORATION

                                    Form 10-K

                              CROSS-REFERENCE SHEET


                                                          Page Reference
                                                   Form     Annual     Proxy
                                                   10-K     Report   Statement

Part I
  Item  1     Business                               1        -          -
  Item  2     Properties                            16        -          -
  Item  3     Legal Proceedings                     17        -          -
  Item  4     Submission of Matters to
                Vote of Security Holders            17        -          -
  Item 10(b)  Executive Officers of Registrant      17        -          -

Part II
  Item  5     Market for the Registrant's            -      35, 37,      -
                Common Equity and Related                   40 and
                Stockholder Matters                      inside back
                                                         cover page

  Item  6     Selected Financial Data                -       30          -

  Item  7     Management's Discussion and            -      25-28        -
                Analysis of Financial Condition
                and Results of Operations

  Item  8     Financial Statements and               -      29, 31-43    -
                Supplementary Data

  Item  9     Changes in and Disagreements          19        -          -
                with Accountants on Accounting
                and Financial Disclosure

Part III
  Item 10(a)  Directors of the Registrant            -        -         1-6
  Item 11     Executive Compensation                 -        -       10-17
  Item 12     Security Ownership of Certain          -        -         7-8
                Beneficial Owners and
                Management
  Item 13     Certain Relationships and              -        -          24
                Related Transactions

Part IV
  Item 14     Exhibits, Financial Schedules        20-21      -          -
                and Reports on Form 8-K

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1.  Business

                                  THE COMPANY

GENERAL

ALLTEL Corporation ("ALLTEL" or the "Company"), incorporated in June 1960 under the laws of Ohio as Mid-Continent Telephone Corporation, changed its name to ALLTEL Corporation in October 1983. During 1990, the Company changed its state of incorporation to Delaware. ALLTEL is a diversified telecommunications and information services company. The Company provides local and network access services to customers throughout 22 states. The Company owns subsidiaries or investments that provide cellular telephone, wide-area paging and fiber optic-based long-distance telephone service. Information processing management services and advanced applications software are provided to the financial, healthcare and telecommunications industries by the Company's information services subsidiaries. Telecommunications products and electronic and electric wire and cable are warehoused and sold by the Company's distribution subsidiaries. In addition, the Company publishes telephone directories and provides cable television service to more than 17,000 customers.

ACQUISITIONS

Effective November 1, 1993, the Company and GTE Corporation completed an exchange of telephone service areas in several states. ALLTEL exchanged approximately 95,000 access lines in Illinois, Indiana and Michigan and $443 million in cash for GTE's Georgia telephone operations, which serve approximately 320,000 access lines.

In October 1993, the Company completed its merger with TDS Healthcare Systems Corporation ("TDS"). TDS is a leading provider of comprehensive patient care and healthcare enterprise information systems serving more than 200 hospitals in the United States, Canada and Europe.

In October 1993, ALLTEL Publishing Corporation ("ALLTEL Publishing") completed its purchase of GTE Directories Service Corporation's ("GTE Directories") independent publishing business which includes contracts with more than 125 independent telephone companies across the country.

During 1993, ALLTEL Mobile Communications, Inc. ("ALLTEL Mobile") acquired a 100% interest in one Georgia Rural Service Area ("RSA") which has a population of approximately 145,000. In addition, ALLTEL Mobile acquired interests in two other Georgia RSA's and increased its ownership in one Texas RSA and one Mississippi RSA.

At December 31, 1992, ALLTEL Mobile had a transaction pending to acquire an additional 20% interest in the Ft. Smith, Ark. Metropolitan Statistical Area ("MSA"). This transaction was completed during the first quarter of 1993 and increased ALLTEL Mobile's interest in the Ft. Smith MSA to 80%.

On December 31, 1992, ALLTEL Mobile acquired a 60% interest and a 90% interest in the Ft. Smith, Ark. and Fayetteville, Ark. MSAs, respectively. The Ft. Smith MSA has a population of approximately 219,000 and the Fayetteville MSA has a population of approximately 211,000.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1.  Business

                            THE COMPANY (continued)

ACQUISITIONS (continued)

In December 1992, the Company acquired SLT Communications, Inc. ("SLT").
SLT serves approximately 42,000 telephone customers primarily in suburban Houston. It also has approximately 328,000 cellular "pops," including 2.34% ownership in the Houston, Galveston and Beaumont, Texas MSA, a 1% interest in the Little Rock, Ark. MSA, and has interest in four Texas RSA markets.
In addition, SLT serves 6,400 cable television subscribers and owns one-third of Metropolitan Houston Paging Services, one of the largest paging networks in Texas, serving nearly 70,000 subscribers.

During 1992, ALLTEL Mobile increased its ownership to 100% in the Springfield, Mo. and Charlotte, N.C. MSAs, to 80% in the Savannah, Ga. MSA and to 64% in the Little Rock, Ark. MSA.

In February 1992, the Company acquired Computer Power, Inc. ("CPI"), the nation's largest provider of software and processing services to the mortgage industry. CPI has a comprehensive set of proprietary software systems which includes the Mortgage Servicing Package, Residential Loan Inventory Control Package, the Residential Loan Production Control Package, and a number of related systems as well as consulting, training, portfolio conversion and other services.

During 1992, ALLTEL Mobile purchased an additional 42% interest in the Savannah, Ga., MSA, increasing its total interest to 80%, purchased operating control of the Ft. Smith and Fayetteville, Ark., MSAs, as well as additional interests in three RSAs in Arkansas and Oklahoma, one Missouri RSA, and three Alabama RSAs.

In 1991, the Company acquired Missouri Telephone Company. Missouri Telephone Company serves approximately 20,000 customer access lines and 2,600 cable television customers in Missouri. It also has 320,000 cellular "pops" including 48% ownership in the Springfield, Mo. MSA cellular market where together with ALLTEL Mobile, the Company now owns a 98% interest.

In early 1991, Systematics Information Services, Inc. ("Systematics") acquired Systems Limited, an international banking software firm headquartered in Hong Kong. Systems Limited is a provider of wholesale banking software.

In January 1991, Systematics completed its acquisition of the cellular telephone billing and information system software of C-TEC Corporation ("C-TEC"), an independent telecommunications company. In addition, Systematics signed a long-term outsourcing agreement to manage all of C-TEC's information processing functions.

In October 1990, Systematics acquired Computer Dynamics, Inc.("CDI"), a mortgage data processor that services 200,000 loans for financial institutions in six states. During 1993, these mortgages were transferred to the CPI system.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1.  Business

                            THE COMPANY (continued)

ACQUISITIONS (continued)

In July 1990, Systematics acquired HORIZON Financial Software Corporation ("Horizon") of Orlando, Florida. HORIZON, now operating as Systematics Mid-Range Systems Division, develops and markets software for mid-sized community financial institutions using the IBM AS/400/ computer technology.

In May 1990, the Company acquired Systematics headquartered in Little Rock, Arkansas. Systematics is one of the nation's leading providers of information processing management services and advanced application software for the financial services, healthcare and telecommunications industries.

ALLTEL Mobile acquired the remaining 55% of the Aiken, S.C./ Augusta, Ga. system in 1990, where ALLTEL Mobile already held a 45% interest thereby increasing its ownership to 100% in 1990 and acquired Kansas Cellular Telephone Company's 40% interest in the Wichita, Kansas cellular system in 1989.

In April 1989, the Company acquired HWC Distribution Corp. ("HWC"), headquartered in Houston, Texas. HWC is a supplier of specialty wire and cable products.

DISPOSITIONS

In 1992, the Company sold substantially all of the assets of Ocean Technology, Inc. ("OTI"). OTI designed, developed, and manufactured command, control and communication systems primarily for military use. In September 1991, the Company completed the sale of all of its natural gas operations. During 1990, the Company sold Denro, Inc., a manufacturing subsidiary.

MANAGEMENT

The Company's headquarters and regional offices staff supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, insurance and technical research. They also coordinate the financing program for the entire corporate system.

EMPLOYEES

At December 31, 1993, the Company had 14,864 employees. Some of the employees of the Company's telephone subsidiaries are part of collective bargaining units. The Company maintains good relations with all employee groups.

INDUSTRY SEGMENTS

Financial information about industry segments is included in the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                             TELEPHONE OPERATIONS

LOCAL SERVICE

General

The Company's telephone operating subsidiaries provide local service to over 1,576,000 customer lines through 668 exchanges. The telephone operating subsidiaries also offer facilities for private line, data transmission and other communications services. In addition, these subsidiaries sell and lease end user telephone equipment (terminal equipment) as well as maintenance and protection plans for customer-owned equipment.

Regulation

The Company's telephone operating subsidiaries are subject to regulation by the utility commissions of the states in which they operate. These commissions have jurisdiction over various matters including local and intrastate toll rates, conditions of service, securities issues, depreciation rates, the encumbering or disposition of public utility properties and the prescription of a uniform system of accounts. There were no local rate increases granted to any of the Company's telephone operating subsidiaries in 1993, nor are there any rate requests currently pending before regulatory commissions. During 1993, telephone operations were affected by certain regulatory commission orders designed to reduce earnings levels. These orders did not materially impact the results of operations of the Company.

Competition

The Company's telephone subsidiaries provide local telephone service in their service areas without significant competition from other regulated carriers. However, ALLTEL is beginning to experience competition in its territories from alternative telecommunications systems which include facilities constructed by large end users or by interexchange carriers, satellite transmission services, cellular communications, cable television systems, radio-based personal communications services, competitive access providers and other systems which are capable of completely or partially bypassing the local telephone facilities. ALLTEL's subsidiaries are also competing for the sale and leasing of terminal equipment to business and residential customers as well as for the installation and maintenance of inside wire and terminal equipment.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                       TELEPHONE OPERATIONS (continued)

ACCESS SERVICES

General

The Company's customers have access to message and private line toll services through the local exchanges of the Company's telephone operating subsidiaries. Local exchanges provide toll service and network access for interexchange telephone traffic to locations outside of the Company's service areas through connections with other local exchange and interexchange carriers. These connections permit communications from any telephone in the ALLTEL system to nationwide locations and to points in most foreign countries.

Regulation

The Federal Communications Commission ("FCC") authorizes a rate-of-return ("ROR") that telephone companies may earn on interstate services they provide. Effective January 1, 1991, the FCC replaced rate-of-return regulation with price cap regulation for the Bell Operating Companies and GTE Corporation with an optional election for all other companies not remaining in the National Exchange Carrier Association ("NECA") Common Line and Traffic Sensitive Pools. The FCC reduced the ROR from 12.0% to 11.25% for companies remaining under ROR regulation. This 11.25% ROR continued through 1993 and most likely will continue through 1994. A proceeding to establish the methodology for prescribing the ROR was initiated in 1992. This proceeding should result in new rules for setting the ROR sometime in 1994. As of December 31, 1993, certain of the Company's telephone operating subsidiaries have exited the NECA traffic sensitive and end user tariffs.

Price cap regulation for holding companies, such as ALLTEL, requires all affiliated operating telephone companies settling on a cost basis to choose price cap regulation at the same time or all remain under ROR regulation (with the exception of average schedule affiliates). Price cap regulation allows for different earnings potential than ROR depending on the "productivity offset" the company chooses. In addition, companies electing price cap regulation may make adjustments for the rate of inflation and exogenous (non-controllable) costs. Price cap regulation is designed to allow greater pricing flexibility and includes the risk of earnings lower than under ROR regulation. In 1992, the FCC initiated a rulemaking proceeding (CC Docket No. 92-135) to address regulatory alternatives for mid-size and small local exchange carriers. This proceeding resulted in a set of rules, adopted in September of 1993, that provide for a non price cap form of incentive regulation for which ALLTEL would be eligible.

Certain states in which the Company operates, either through legislative changes or by commission actions, have adopted various forms of alternatives to rate-of-return regulation. However, most of these plans have been adopted for the Bell Operating Companies and have not been widely used by commissions in dealing with other telephone companies including the Company's telephone operating subsidiaries.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                       TELEPHONE OPERATIONS (continued)

ACCESS SERVICES (continued)

Regulation (continued)

To date, the Company has not elected price cap (incentive) regulation, but is monitoring the activity of the FCC and the states in which the Company operates telephone companies and will determine the appropriate action required as these activities develop.

Interexchange carrier charges

The FCC establishes procedures by which interexchange carriers reimburse the Company's telephone operating subsidiaries for the use of their local networks to complete long-distance calls. With the exception of ALLTEL New York, Inc., ALLTEL Carolina, Inc., Oklahoma ALLTEL, Inc., Sugar Land Telephone Company, ALLTEL Georgia Communications Corp. and Georgia ALLTEL Telecom Inc., all of the Company's telephone operating subsidiaries participated in NECA's interstate traffic sensitive tariff and settlements processes during 1993. All companies, with the exception of ALLTEL Georgia Communications Corp. and Georgia ALLTEL Telecom Inc., also participated in NECA's common line tariffs and pools during 1993. As of December 31, 1993, participation in the NECA revenue distribution ("pooling") process is based on nationwide average schedules for four of the Company's telephone operating subsidiaries with the remaining companies settling on actual costs. Intrastate interlata services are reimbursed to the Company's telephone operating subsidiaries under arrangements ordered by state commissions. These arrangements are based on access and can be on a bill-and-keep or pooled basis. The Company's telephone operating subsidiaries receive reimbursement for intrastate intralata services through access or toll based revenue arrangements, once again on either a bill-and-keep or pooled basis.

Equal access

The Company's telephone operating subsidiaries offer equal access to nearly 90% of their customers. The availability of equal access provides customers with the opportunity to choose the long-distance company they want to use. The Company's telephone operating subsidiaries then program their equipment to allow the customer to use the selected long-distance company by dialing 1, the area code, and a seven-digit telephone number.

Billing and collection

Interstate billing and collection services were previously detariffed as ordered by the FCC. The Company's telephone operating subsidiaries continue to provide interstate billing and collection services for interexchange carriers through various agreements and also provide intrastate billing and collection services under state tariff arrangements or under contract where these services are detariffed.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                       TELEPHONE OPERATIONS (continued)

ACCESS SERVICES (continued)

Competition

Long-distance services are provided by several competing companies. One aspect of competition is the potential bypass of the local exchange carrier's facilities by large volume toll users. Certain states in which the Company's telephone subsidiaries operate allow various forms of intralata competition for select functions or complete intralata service. There has been no significant measurable effect on the operations of the Company's telephone subsidiaries as a result of this competition.

The long-range effect of competition on the provision and cost of telecommunications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible future federal and state legislation. The continued growth of competition may have an effect on the cost of telephone service to customers and on the telephone revenues of the Company's telephone operating subsidiaries. The FCC has ordered that the larger (Tier 1) local exchange carriers provide special transport interconnection for competitive providers. In addition, an order was released in late 1993, requiring the same category of companies to tariff switched transport interconnection.
The switched transport interconnection tariffs will become effective in early 1994.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                             INFORMATION SERVICES

GENERAL

Systematics provides a wide range of information processing services to the financial services, healthcare and telecommunications industries through information processing centers that it staffs, equips and operates. Information processing contracts are generally for a multi-year period. Systematics' software and services have been developed and improved continuously over the last 25 years and are designed to fulfill substantially all of the retail information processing and management information requirements of financial institutions. Systematics also markets software worldwide to financial services, healthcare and telecommunications companies operating their own information processing departments.

CPI provides data processing and related computer software and systems to financial institutions originating and/or servicing single family mortgage loans. CPI's software products and processing services, combined with CPI's team of mortgage bankers, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers which would otherwise have to be assembled in-house by each customer. CPI's on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

TDS is primarily engaged in the development and marketing of comprehensive patient centered healthcare enterprise information systems to medium to large healthcare companies throughout North America and Europe. These systems are designed to enhance the quality of patient care, control processing costs and provide substantially all of the information requirements of its users. Under typical arrangements with hospitals, TDS' software is licensed under perpetual license arrangements. Software and hardware maintenance are normally contracted for periods of five to seven years. Additionally, TDS contracts with its customers to install software over periods which range from twelve to eighteeen months. Other services provided by TDS include training, consulting and data processing services.

CUSTOMERS

Systematics' primary market for its financial products and services are the nation's commercial banks and savings institutions and financial institutions outside the United States, primarily in Europe and Asia. Financial software and services are also marketed to mortgage service companies, credit unions and healthcare companies. Systematics' primary market for its telecommunications products and services is the top 150 telephone companies and top 50 cellular companies in the United States.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                       INFORMATION SERVICES (continued)

CUSTOMERS (continued)

CPI provides its services primarily to financial institutions originating and/or servicing single family mortgage loans that have sold the loans in the secondary market while continuing to service the loans. These institutions which include 60 of the top 100 servicers of residential mortgages are located throughout the United States. In total, more than 13 million mortgage loans representing over $1 trillion are processed by CPI's software.

TDS' primary market for its software products are hospitals with 400 or more beds. TDS also markets data processing services to smaller healthcare companies. Many of TDS' customers are large, state funded hospitals which include a significant number of university hospitals and other large healthcare providers. TDS clients are located throughout the United States, Canada and Europe.

COMPETITION

Systematics' competition primarily comes from "in-house" bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions. There are also other companies that provide information processing services to the telecommunications industry.

CPI's competition comes from "in-house" information processing departments and from other companies that offer information processing services to the mortgage banking industry. CPI competes in its business by providing a high level of service and support.

TDS' competition primarily comes from other companies that provide comprehensive integrated hospital information systems and from companies which offer solutions for individual departments within the respective healthcare enterprises.

The information services subsidiaries substantially rely upon and vigorously enforce contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of their computer software.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                       INFORMATION SERVICES (continued)

REGULATION AND EXAMINATION

Systematics and CPI are regulated by the federal agencies that have supervisory authority over banking, thrift, and credit union operations. Systematics is also classified as one of twelve national vendors that, as a result of their market share, process a significant portion of the financial industry assets. These industry leaders are also examined by the federal Financial Institutions Examination Council on an ongoing basis.
Systematics' and CPI's management practices, policies, procedures, standards and overall financial condition are components of these reviews. In addition to these corporate examinations, Systematics' individual processing sites are examined, as if they were departments of their respective clients, by federal and state regulators, as well as, the clients' internal audit departments and their independent auditing firms. The same standards of performance are applied to those information processing centers as are applied to the client financial institutions. Reports of Systematics' and CPI's data center performance are furnished to the Board of Directors of Systematics and to the Board of Directors of the examined client. The supervisory agencies include applicable state banking departments, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the National Credit Union Administration. Systematics' and CPI's processing contracts include a commitment to install all necessary changes in its computer software that are required by changes in regulations.

CPI operates transmitters at the network's information processing facility hub and operates very small aperture technology ("VSAT") earth stations at numerous customer locations. Prior to initiation, construction or operation of the transmitters used in a VSAT satellite network, operators of these transmitters such as CPI are required by the Communications Act of 1934 to be authorized by the FCC. The FCC grants licenses to VSAT operators for a predetermined number of earth stations that may be placed at unspecified locations in the domestic United States. CPI has FCC authorization to operate its domestic earth station satellite network, consisting of one hub located in Jacksonville, Florida and various 1.8m and 2.4m VSAT's.

TDS is not specifically regulated by any federal or state healthcare agency. However, its software must meet all federal and state reporting requirements of its customers, including Medicare, Medicaid and other state sponsored programs.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business
                       INFORMATION SERVICES (continued)

PRODUCT DEVELOPMENT AND SUPPORT

In the past five years, the information services subsidiaries have spent approximately $113 million ($35.6 million in 1993) on IBM mainframe COBOL software design and development, or an average of 5.4% of their total information services operating revenues in those years. One of the information services subsidiaries has also begun to develop products which will be utilized in a UNIX based environment. Changes in regulatory requirements of both state and federal authorities, increasing competition and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. The information services subsidiaries intend to continue to maintain, improve, and expand the functions and capabilities of their software products over the next several years.

OTHER

In 1993, Systematics signed a long-term agreement with GTE
Telecommunications Products and Services Group to outsource GTE's cellular billing operations. This agreement further strengthens Systematics' position in the telecommunications information processing market.

Within three months of acquiring TDS, Systematics signed its first hospital outsourcing contract with St. Joseph's Hospital in Parkersburg, West Virginia. Under terms of the five-year contract, Systematics will assume all healthcare information systems operations for this 375 bed hospital, including providing on-site and remote management, software implementation and support, hardware and network manangement and maintenance.

In 1992, Systematics purchased an equity interest in Treasury Services Corporation of Santa Monica, California, joining forces with that organization to provide its financial services industry customers with better tools for managing profitability and risk.

In 1991, Systematics entered into a worldwide strategic alliance with Andersen Consulting to jointly pursue financial services clients seeking outsourcing, software and systems integration expertise.

During 1991, Systematics signed a long-term facilities management contract to handle all information processing activities for ALLTEL's telephone and cellular operations. In 1990, Systematics signed a long-term contract with C-TEC to perform data processing services for their telephone, cable television and cellular operations. The ALLTEL and C-TEC facilities management contracts emphasize Systematics' efforts to establish a strong position in the telecommunications software and services marketplace.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                       PRODUCT DISTRIBUTION OPERATIONS

GENERAL

ALLTEL Supply, Inc., ("ALLTEL Supply") with twelve warehouses and nine counter-sales showrooms across the United States, is a major distributor of telecommunications equipment and materials. It supplies equipment to affiliated and non-affiliated telephone companies, business systems suppliers, railroads, governments and retail and industrial companies. HWC, with ten warehouses throughout the United States, is one of the nation's leading suppliers of specialty wire and cable products.

COMPETITION

ALLTEL Supply and HWC (the "Distribution companies") experience substantial competition throughout their sales territories from other distribution companies and direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price and technical assistance.

PRODUCTS

ALLTEL Supply offers more than 35,000 products for sale. In addition, ALLTEL Supply inventories single and multi-line telephone sets, local area networks ("LANS"), switching equipment modules, interior cable, pole line hardware and various other telecommunications supply items.

HWC inventories more than 38,000 reels of specialty wire and cable. These include shielded and unshielded power cables, flame resistant cables and high temperature precision engineered cables.

The Distribution companies have not encountered any material shortages or delays in delivery of products from their suppliers.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I
Item 1.  Business

                          CELLULAR MOBILE TELEPHONE

GENERAL

ALLTEL Mobile provides cellular mobile telephone service in various major markets throughout the United States. Cellular telephone service combines the latest advances in telephone, radio and computer technology and is being marketed to business executives, on-the-move professional people and individual consumers. As cellular becomes increasing more popular with broader segments of the population, ALLTEL Mobile has opened several retail stores, in addition to its traditional sales offices, where customers can purchase equipment and learn more about wireless services.

BUSINESS

The potential of a cellular telephone market's investment is quantified by the market's population times the percent of a company's ownership interest of the cellular operation in that market ("pops"). ALLTEL Mobile owns a majority interest in cellular operations in 12 MSAs and a minority interest in 13 other MSAs. This represents 4.4 million cellular pops. ALLTEL Mobile also owns a majority interest in cellular operations in 47 RSAs and a minority interest in 23 other RSAs. This represents 3.2 million cellular pops.

ALLTEL Mobile operates systems in Charlotte, N.C.; Little Rock, Ark.; Jackson, Miss.; Montgomery, Ala.; Springfield, Mo.; Ocala/Gainesville, Fla.; Albany, Ga.; Aiken, S.C./Augusta, Ga.; Savannah, Ga.; Ft. Smith, Ark.; and Fayetteville, Ark.

COMPETITION

Direct competition in the cellular telephone market consists of a non-wireline carrier licensed to provide cellular telephone service in the same area. Additionally, non-cellular mobile telephone service may be available in the licensed area but is not currently considered a direct competitor within the cellular market.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I
Item 1.  Business


                                    PAGING

ALLTEL Mobile also operates wide-area computer-driven paging networks as a complementary service to cellular telephones. In addition to paging networks in Arkansas and Florida, the Company's acquisition of SLT in 1992 added a one-third ownership in one of the largest paging networks in Texas, which serves more than 115,000 subscribers.


                             DIRECTORY PUBLISHING

ALLTEL Publishing currently coordinates advertising, sales, printing and distribution for 372 telephone directories in 39 states.

In October 1993, ALLTEL Publishing completed its purchase of GTE Directories independent publishing business, which includes contracts with more than 125 independent telephone companies across the country. Under the terms of the agreement, ALLTEL Publishing will provide all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories will provide directory sales and printing services through a separate contract with ALLTEL Publishing.


                           CABLE TELEVISION SERVICE

The Company provides cable television service to more than 17,000 customers in certain areas of the Navajo Indian Reservation (which covers an area including parts of New Mexico, Arizona, and Utah), and to residents of Needles, California, Springfield, Missouri, and central Texas.


                           NATURAL GAS DISTRIBUTION

In 1991, the Company disposed of all natural gas distribution operations.


                                MANUFACTURING

During 1992, the Company sold substantially all of the assets of OTI, which designed, developed, manufactured and marketed products for use in military command, control and communications systems. During 1990, the Company sold Denro, Inc., which designs and manufactures microprocessor-based air traffic control voice switching and control systems. After the sale of OTI, the Company did not have any manufacturing operations.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 1.  Business

                                 INVESTMENTS

LDDS

ALLTEL owns a 11.2% interest in LDDS Communications, Inc. ("LDDS"), a publicly-held company. The investment was acquired in exchange for the Company's previous interest in Advance Telecommunications Corporation ("ATC"), which was acquired by LDDS during 1992.

LDDS is one of the largest regional long-distance companies in the United States and provides long-distance telecommunications services to customers located in 41 states.

Max E. Bobbitt, ALLTEL's President, is a member of LDDS's Board of Directors.

COMDIAL

ALLTEL owns a 8.1% interest in Comdial Corporation, a producer of quality telephone sets and key systems. Max E. Bobbitt, ALLTEL's President, is a member of Comdial's Board of Directors.

CHILLICOTHE

ALLTEL owns a 19.8% interest in Chillicothe Telephone Company, which serves approximately 27,000 telephone lines in Ohio. Frederick G. Griech, President of ALLTEL Service Corporation's Northeast Region, and Americo Cornacchione, Senior Vice President-Accounting and Finance of ALLTEL Service Corporation's Northeast Region, are members of Chillicothe's Board of Directors.

OTHER

During 1991, the Company sold its stock in Luz International Limited, a provider of solar energy, to an investment group in a private transaction.

During 1990, the Company completed the sale of its 14.5% interest in TPI Enterprises, Inc., which had been a supplier of business communications systems.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 2.  Properties

TELEPHONE PROPERTY

The Company's telephone property in service consists primarily of land and buildings, central office equipment, telephone lines, telephone instruments and related equipment. The gross investment by category in telephone property as of December 31, 1993 was as follows:

                                               (Thousands)
    Telephone-
      Land, buildings and leasehold
        improvements                            $  252,402
      Central office equipment                   1,158,172
      Outside plant                              1,844,273
      Telephone instruments,
        related equipment and other                300,173
          Total                                 $3,555,020

Standard practices prevailing in the telephone industry are followed by the Company's telephone operating subsidiaries in the construction and maintenance of plant and facilities. Certain properties of the Company and its telephone operating subsidiaries are pledged as collateral for long-term debt.



OTHER PROPERTY

Other properties of the Company in service consist primarily of property, plant and equipment used in information services, product distribution and cellular telephone operations. The total investment by category for these operations as of December 31, 1993 was as follows:

                                                 (Thousands)

    Land, buildings and leasehold
      improvements                                $ 97,113
    Data processing equipment                      195,470
    Cellular telephone plant
      and equipment                                160,896
    Furniture, fixtures
      and miscellaneous                             70,353
    Machinery and equipment                          2,789
        Total                                     $526,621

All of the Company's property is considered to be in sound operating condition.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 3.  Legal Proceedings

         The Company is not currently involved in any material pending legal proceedings, other than routine litigation incidental to its business, and, to the knowledge of the Company's management, no material legal proceedings, either private or governmental, are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to the security holders for a vote during the fourth quarter of the fiscal year.

Item 10(b).  Executive Officers of the Registrant.

                 Name             Age               Position

         Joe T. Ford              56    Chairman and Chief Executive
                                           Officer

         Max E. Bobbitt           49    President

         Dennis J. Ferra          40    Senior Vice President - Accounting
                                           and Administration

         Francis X. Frantz        40    Senior Vice President - External
                                           Affairs, General Counsel
                                           and Secretary

         Tom T. Orsini            43    Senior Vice President - Finance
                                           and Corporate Development

         John L. Comparin         41    Vice President - Human Resources

         Ronald D. Payne          47    Vice President - Corporate
                                           Communications

         Jerry M. Green           46    Treasurer

         John M. Mueller          43    Controller

         Deborah J. Akins         38    Assistant Treasurer

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

Item 10(b).   Executive Officers of the Registrant (continued)

There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Except for Francis X. Frantz and John L. Comparin, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years. Mr. Frantz joined the Company in March, 1990 as Senior Vice President and General Counsel. Prior to joining ALLTEL, Mr. Frantz was a partner in the law firm of Thompson, Hine, and Flory, in Cleveland, Ohio. Mr. Comparin joined the Company in February, 1990 as Vice President - Human Resources. Prior to joining ALLTEL, Mr. Comparin was Director of Human Resources for Maxus Corp. (formerly Diamond Shamrock Corp.) of Dallas Texas.


                              FORM 10-K Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         For information pertaining to Markets for ALLTEL Corporation's Common Stock and Related Shareholder Matters, refer to pages 35, 37, 40 and the inside back cover of ALLTEL's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

Item 6.  Selected Financial Data.

         For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page 30 of ALLTEL's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages 25-28 of ALLTEL's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages 29 and 31-43 of ALLTEL's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part II


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             During the two most recent fiscal years or the subsequent interim period up to the date of this Form 10-K, there were no disagreements with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures. In addition, none of the "kinds of events" described in item 304(a)(1)(v)(A), (B), (C) and (D) of regulation S-K have occurred.


                             FORM 10-K PART III


Item 10(a).  Directors of the Registrant.

             For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 10(b).  Executive Officers of the Registrant.

             For information pertaining to Executive Officers of ALLTEL Corporation, refer to Part I, pages 17 and 18 of this Report.

Item 11.     Executive Compensation.

             For information pertaining to Executive Compensation, refer to pages 10 through 17 in ALLTEL's Proxy Statement for its 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

             For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part IV


Item 13.  Certain Relationships and Related Transactions.

          For information pertaining to Certain Relationships and Related Transactions, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) The following documents are filed as a part of this report:

              1. Financial Statements:

                 The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries, included in the annual report of ALLTEL Corporation to its stockholders for the year ended December 31, 1993, are incorporated herein by reference:

                                                                Annual Report
                                                                 Page Number

                 Report of Independent Certified Public
                     Accountants                                        29

                 Consolidated Balance Sheets - December 31, 1993
                   and 1992                                          32-33

                 Consolidated Statements of Income - for the
                    years ended December 31, 1993, 1992, and 1991       31

                 Consolidated Statements of Shareholders' Equity
                    - for the years ended December 31, 1993,
                    1992 and 1991                                       35

                 Consolidated Statements of Cash Flows
                    - for the years ended December 31, 1993
                    1992, and 1991                                      34

                 Notes to Consolidated Financial Statements          38-43

                 Supplementary Information-Business Segment and
                    Quarterly (Unaudited) Financial Information      36,37
                                                                    and 43

                 The Consolidated Financial Statements and Supplementary Financial Information listed in the above index which are included in the 1993 Annual Report to Stockholders of ALLTEL Corporation are hereby incorporated by reference.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
           (continued):

              2. Financial Statement Schedules:
                                                                 Form 10-K
                                                                Page Number

                 Report of Independent Public
                        Accountants                                     23

                 I.    Marketable Securities -
                        Other Investments                               24

                 V.    Property, Plant and Equipment                 25-30

                 VI.   Accumulated Depreciation and
                        Amortization of Property, Plant
                        and Equipment                                31-33

                 VIII. Valuation and Qualifying Accounts                34

                 IX.   Short-Term Borrowings                            35

                 X.    Supplementary Income Statement
                        Information                                     36

              3. Exhibits:

                       See "Exhibit Index" located on page 37-40 of this
                        document.

          (b) No reports on Form 8-K were filed during the last quarter of 1993.

          Separate condensed financial statements of ALLTEL Corporation have been omitted since the Company meets the tests set forth in Regulation S-X Rule 4-08(e)(3). All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              ALLTEL Corporation
                  Registrant

By  /s/  Joe T. Ford
  Joe T. Ford, Chairman and Chief Executive        Date:  February 18, 1994
     Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/  Max E. Bobbitt                            Date:  February 18, 1994
  Max E. Bobbitt, President and Director


Joe T. Ford, Chairman, Chief Executive
     Officer, and Director
     (Principal Executive Officer)

Max E. Bobbitt, President and Director

Dennis J. Ferra, Senior Vice President -
     Accounting and Administration
     (Principal Accounting Officer)

Tom T. Orsini, Senior Vice President -
     Finance and Corporate Development
     (Principal Financial Officer)

                                                   By /s/  Max E. Bobbitt
Ben W. Agee, Director                                (Max E. Bobbitt,
                                                      Attorney-in-fact)
Alfred E. Campdon, Director

W. W. Johnson, Director                            Date:  February 18, 1994

Emon A. Mahony, Jr., Director

George C. McConnaughey, Director

John H. McConnell, Director

Walter G. Olson, Director

Philip F. Searle, Director

John E. Steuri, Director

Carl H. Tiedemann, Director

Ronald Townsend, Director

William H. Zimmer, Jr., Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
  ALLTEL Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements included in ALLTEL Corporation's Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules on pages 24 through 36 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As explained in Note 3 to the financial statements, as of December 31, 1993, the Company changed its method of accounting for investments in conjunction with the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



                                            ARTHUR ANDERSEN & CO.



Little Rock, Arkansas
January 27, 1994



                          SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                   for the year ended December 31, 1993
                                          (Dollars in Thousands)

          Column A                       Column B          Column C        Column D        Column E

                                                                                          Amount at
                                         Number of                                       which carried
                                         shares or                          Market        on balance
        Description                  principal amount        Cost           value           sheet (A)
  LDDS Communications, Inc.             6,671,303           $104,082        $321,890        $321,890

  All other investments (B)                                   60,453                          60,453

        Total                                               $164,535                        $382,343




(A) Securities available-for-sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Investments for which there is no quoted market price readily determinable are carried at cost.
(B)  No other individual investment is greater than 2% of total assets.

                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)
                                      for the year ended December 31, 1993
                                             (Dollars in Thousands)
           Column A                         Column B       Column C      Column D      Column E     Column F
                                           Balance at                                   Other      Balance at
                                           Beginning      Additions                     Debits       End of
        Classification                     of Period       at Cost     Retirements     (Credits)     Period
Telephone plant:

  Land                                     $   15,538       $      4    $     103      $  2,058 (B)  $   16,565
                                                                                           (940)(C)
                                                                                              8 (D)

  Buildings and leasehold improvements        210,886          6,536        1,329        35,028 (B)     235,837
                                                                                        (15,544)(C)
                                                                                            260 (D)

  Central office equipment                    900,998        108,661       46,574       262,896 (B)   1,158,172
                                                                                        (68,941)(C)
                                                                                          1,132 (D)

  Station equipment                            83,423          4,256       19,467        14,897 (B)      74,636
                                                                                         (8,284)(C)
                                                                                           (189)(D)

  Outside plant                             1,456,852         98,036       13,316       399,592 (B)   1,844,273
                                                                                        (97,020)(C)
                                                                                            129 (D)
  Furniture, fixtures,
    vehicles and other                        183,822         24,907        9,298        34,446 (B)     225,537
                                                                                         (7,243)(C)
                                                                                         (1,097)(D)
    Total telephone plant in service        2,851,519        242,400        90,087      551,188       3,555,020

  Plant under construction                     73,095         29,154           -          4,807 (B)     105,243
                                                                                           (253)(C)
                                                                                         (1,560)(D)
    Total telephone plant                  $2,924,614       $271,554      $ 90,087     $554,182      $3,660,263

                                                    Continued on next page

                           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONTINUED (A)
                                      for the year ended December 31, 1993
                                             (Dollars in Thousands)
           Column A                         Column B       Column C      Column D      Column E     Column F
                                           Balance at                                   Other      Balance at
                                           Beginning      Additions                     Debits       End of
        Classification                     of Period       at Cost     Retirements     (Credits)     Period
Other plant:

  Land                                      $   14,588      $  9,750     $    150       $  334 (B)   $   24,522

  Buildings and leasehold improvements          43,138        27,554            2        1,901 (B)       72,591

  Data processing equipment                    145,518        58,686       16,746        2,385 (B)      195,470
                                                                                         5,627 (D)

  Cellular telephone plant and equipment       109,955        35,832          136       15,245 (B)      160,896

  Furniture, fixtures and miscellaneous         45,299        18,118          736       13,233 (B)       70,353
                                                                                        (5,561)(D)

  Machinery and equipment                        2,815           221           64         (183)(D)        2,789

    Total other plant in service               361,313       150,161      17,834        32,981          526,621

  Plant under construction                      11,464        31,751            5        4,743 (B)       47,953

    Total other plant                          372,777       181,912       17,839       37,724          574,574


    Total property, plant and equipment     $3,297,391      $453,466     $107,926     $591,906       $4,234,837

(A)  Depreciation is calculated using primarily the straight-line method.
(B)  Property, plant and equipment of companies acquired in 1993.
(C)  Property, plant and equipment of companies exchanged in 1993.
(D) Property, plant and equipment transferred between categories and other miscellaneous transactions.

                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)
                                      for the year ended December 31, 1992
                                             (Dollars in Thousands)
           Column A                         Column B       Column C      Column D      Column E     Column F
                                           Balance at                                   Other      Balance at
                                           Beginning      Additions                     Debits       End of
        Classification                     of Period       at Cost     Retirements     (Credits)     Period
Telephone plant:

  Land                                     $   12,839       $  2,701    $      30       $    28 (C)   $   15,538

  Buildings and leasehold improvements        185,733         25,879        1,124           398 (C)      210,886

  Central office equipment                    846,634        128,335       70,135        (3,836)(C)      900,998

  Station equipment                            83,382          4,700        6,292         1,633 (C)       83,423

  Outside plant                             1,378,082         94,180       15,401            (9)(C)    1,456,852

  Furniture, fixtures,
    vehicles and other                        169,240         22,840        8,829           571 (C)      183,822

    Total telephone plant in service        2,675,910        278,635      101,811        (1,215)       2,851,519

  Plant under construction                     73,148           (929)         144         1,020 (C)       73,095

    Total telephone plant                  $2,749,058       $277,706     $101,955       $  (195)      $2,924,614



                                                    Continued on next page


                           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONTINUED (A)
                                      for the year ended December 31, 1992
                                             (Dollars in Thousands)
           Column A                         Column B       Column C      Column D      Column E     Column F
                                           Balance at                                   Other      Balance at
                                           Beginning      Additions                     Debits       End of
        Classification                     of Period       at Cost     Retirements     (Credits)     Period
Other plant:

  Land                                     $   12,875       $  2,085     $    300       $    (30)(B)   $  14,588
                                                                                             (42)(C)

  Buildings and leasehold improvements         38,830          6,506           -          (2,085)(B)      43,138
                                                                                            (113)(C)

  Data processing equipment                   103,459         57,539       15,480           -            145,518

  Cellular telephone plant and equipment       79,135         31,260          595            155 (C)     109,955

  Furniture, fixtures and miscellaneous        40,362          9,610        4,613           (369)(B)      45,299
                                                                                             309 (C)

  Machinery and equipment                       9,309            126           96         (1,815)(C)       2,815
                                                                                          (4,709)(B)
    Total other plant in service              283,970        107,126       21,084         (8,699)        361,313

  Plant under construction                     11,793           (171)         158            -            11,464

    Total other plant                         295,763        106,955       21,242         (8,699)        372,777


    Total property, plant and equipment    $3,044,821       $384,661     $123,197       $ (8,894)     $3,297,391


(A)  Depreciation is calculated using primarily the straight-line method.
(B)  Property, plant and equipment of companies sold in 1992.
(C) Property, plant and equipment transferred between categories and other miscellaneous transactions.

                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)
                                      for the year ended December 31, 1991
                                             (Dollars in Thousands)
           Column A                         Column B       Column C      Column D      Column E     Column F
                                           Balance at                                   Other      Balance at
                                           Beginning      Additions                     Debits       End of
        Classification                     of Period       at Cost     Retirements     (Credits)     Period
Telephone plant:

  Land                                     $   12,693       $    107     $     -        $    85 (C)   $   12,839
                                                                                            (46)(D)
  Buildings and leasehold improvements        176,568          6,384          570         1,775 (C)      185,733
                                                                                          1,576 (D)
  Central office equipment                    782,007        103,380       47,621         8,934 (C)      846,634
                                                                                            (66)(D)
  Station equipment                            96,082          5,587       22,256           297 (C)       83,382
                                                                                          3,672 (D)
  Outside plant                             1,288,546         80,045       13,644        23,143 (C)    1,378,082
                                                                                             (8)(D)
  Furniture, fixtures,
    vehicles and other                        160,737         20,015       11,336         2,063 (C)      169,240
                                                                                         (2,239)(D)
    Total telephone plant in service        2,516,633        215,518       95,427        39,186        2,675,910

  Plant under construction                     48,091         25,733          -            (676)(D)       73,148

    Total telephone plant                  $2,564,724       $241,251     $ 95,427       $38,510       $2,749,058




                                                    Continued on next page

                           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONTINUED (A)
                                      for the year ended December 31, 1991
                                             (Dollars in Thousands)
           Column A                         Column B       Column C      Column D      Column E     Column F
                                           Balance at                                   Other      Balance at
                                           Beginning      Additions                     Debits       End of
        Classification                     of Period       at Cost     Retirements     (Credits)     Period
Other plant:

  Land                                       $   5,047      $  2,955     $     -        $   (335)(B)  $   12,875
                                                                                             389 (C)
                                                                                           4,819 (D)
  Buildings and leasehold improvements          33,681         8,944           10         (1,754)(B)      38,830
                                                                                             410 (C)
                                                                                          (2,441)(D)
  Data processing equipment                     87,788        30,549       14,878           -            103,459
  Gas distribution plant and equipment          75,802         4,697          108        (80,391)(B)         -
  Cellular telephone plant and equipment        41,827        36,020          709          2,364 (C)      79,135
                                                                                            (367)(D)
  Furniture, fixtures and miscellaneous         31,375        10,278        2,315           (800)(B)      40,362
                                                                                             831 (C)
                                                                                           6,993 (D)
                                                                                          (6,000)(E)
  Machinery and equipment                       22,796           506           51          1,803 (C)       9,309
                                                                                         (15,745)(D)
    Total other plant in service               298,316        93,949       18,071        (90,224)        283,970

  Plant under construction                      21,871            -        10,180            (55)(B)      11,793
                                                                                             157 (D)
    Total other plant                          320,187        93,949       28,251        (90,122)        295,763


    Total property, plant and equipment     $2,884,911      $335,200     $123,678       $(51,612)     $3,044,821

(A)  Depreciation is calculated using primarily the straight-line method.
(B)  Property, plant and equipment of companies sold in 1991.
(C)  Property, plant and equipment of companies purchased in 1991.
(D) Property, plant and equipment transferred between categories and other miscellaneous transactions.
(E) Write-down to net realizable value of manufacturing property, plant and equipment.

                                        SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                           for the year ended December 31, 1993
                                                  (Dollars in Thousands)
        Column A                         Column B     Column C      Column D       Column E     Column F

                                                     Additions
                                        Balance at   Charged to                                 Balance at
                                        Beginning    Costs and                   Other Changes    End of
     Classification                     of Period     Expenses     Retirements    Add (Deduct)    Period
Allowance for depreciation
  of property, plant and
  equipment in service:

       Telephone plant                   $1,098,005   $190,572      $ 79,988      $(101,290)(A) $1,359,021
                                                                                    (39,307)(B)
                                                                                    291,029 (C)

       Other plant                          137,397     62,528        14,580            (59)(B)    199,382
                                                                                     14,096 (C)

          Total                          $1,235,402   $253,100      $ 94,568      $ 164,469     $1,558,403


(A) Accumulated depreciation of companies exchanged in 1993.
(B) Miscellaneous transfers between plant categories and other.
(C) Accumulated depreciation of companies purchased in 1993.

                                        SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                           for the year ended December 31, 1992
                                                  (Dollars in Thousands)
        Column A                         Column B     Column C      Column D       Column E     Column F

                                                     Additions
                                        Balance at   Charged to                                 Balance at
                                        Beginning    Costs and                   Other Changes    End of
     Classification                     of Period     Expenses     Retirements    Add (Deduct)    Period
Allowance for depreciation
  of property, plant and
  equipment in service:

       Telephone plant                   $1,016,963   $177,185      $101,419     $  5,276 (B)   $1,098,005


       Other plant                          118,959     46,392        18,930       (8,922)(A)      137,397
                                                                                     (102)(B)

          Total                          $1,135,922   $223,577      $120,349     $ (3,748)      $1,235,402


(A) Accumulated depreciation of companies sold in 1992.
(B) Miscellaneous transfers between plant categories and other.

                                        SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                           for the year ended December 31, 1991
                                                  (Dollars in Thousands)
        Column A                         Column B     Column C      Column D       Column E     Column F

                                                     Additions
                                        Balance at   Charged to                                 Balance at
                                        Beginning    Costs and                   Other Changes    End of
     Classification                     of Period     Expenses     Retirements    Add (Deduct)    Period
Allowance for depreciation
  of property, plant and
  equipment in service:

       Telephone plant                   $  918,312   $173,222      $ 94,544     $ 17,424 (B)   $1,016,963
                                                                                    2,549 (C)

       Other plant                          127,960     38,695        15,516      (31,501)(A)      118,959
                                                                                    1,092 (B)
                                                                                   (1,771)(C)
          Total                          $1,046,272   $211,917      $110,060     $(12,207)      $1,135,922



(A) Accumulated depreciation of companies sold in 1991.
(B) Accumulated depreciation of companies purchased in 1991.
(C) Miscellaneous transfers between plant categories and other.


                                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                  (Dollars in Thousands)

       Column A                              Column B                        Column C             Column D      Column E

                                                                             Additions
                                   Per                    Adjusted      Charged to  Charged                    Balance at
                                 Previous   Adjustments   Beginning      Cost and   to Other      Deduction      End of
     Description                  Report        (B)        Balance        Expense   Accounts      Describe       Period
Allowance for doubtful
  accounts, subscribers,
  and others:

     For the years ended

          December 31, 1993      $ 8,849         $656      $ 9,505       $13,636     $ -           $12,375 (A)  $10,766

          December 31, 1992      $10,961                   $10,961       $10,506    $205           $12,823 (A)  $ 8,849

          December 31, 1991      $ 4,802                   $ 4,802       $12,736    $127           $ 6,704 (A)  $10,961




(A)  Accounts charged off less recoveries of amounts previously charged off.
(B)  Reclassification of amount for companies purchased in 1993.

                                           SCHEDULE IX - SHORT-TERM BORROWINGS
                                                 (Dollars in Thousands)

        Column A                              Column B      Column C        Column D       Column E         Column F

                                                 At End of Period                      During the Period
       Category of                                          Weighted                       Weighted
        Aggregate                                           Average         Maximum        Average          Average
       Short-term                                           Interest         Amount         Amount          Interest
       Borrowings                              Balance        Rate        Outstanding   Outstanding (2)     Rate (2)
   Short-term Borrowings (1):

       for the years ended December 31, 1993   $  -            0.0%         $ 4,400        $   169            6.0%

                           December 31, 1992   $4,400          6.0%         $27,500        $ 3,072            6.4%

                           December 31, 1991   $5,500          6.5%         $ 5,500        $ 3,958            8.7%





       (1) Short-term borrowing consists of notes payable to banks under lines of credit of certain subsidiaries purchased in 1992.
       (2)  Based on average daily amounts outstanding.

                               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                               (Dollars in Thousands)
             Column A                                  Column B              Column B               Column B

                                                    Charged to Costs      Charged to Costs        Charged to Costs
                                                      and Expenses          and Expenses            and Expenses
                                                   For the Year Ended    For the Year Ended     For the Year Ended
               Item                                 December 31, 1993     December 31, 1992       December 31, 1991
1. Depreciation and amortization of intangible
       assets, preoperating costs and similar
       deferrals:
     Amortization of computer software                  $17,813                  $13,718                $16,148
     Amortization of intangible assets                   18,451                   12,342                 12,727
     Amortization of extraordinary retirements              448                    1,150                    853

                                                        $36,712                  $27,210                $29,728


2. Taxes, other than payroll and income taxes:
     Property and franchise taxes                       $44,160                  $40,938                $34,850
     Gross receipts tax                                  12,255                   11,085                 11,238
     Other taxes                                          1,193                      737                  1,644

                                                        $57,608                  $52,760                $47,732



   NOTE: Amounts for items other than those reported have been excluded because they appear separately in the financial statements or they amount to less than one percent of total revenue and sales.

                                 EXHIBIT INDEX

Number and Name                                                        Page

(3)(a)     Amended and Restated Certificate of Incorporation of             *
           ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).

   (b)     By-Laws of ALLTEL Corporation (Exhibit 3(b) to Form SE           *
           dated February 17, 1993).

(4)(a)     Amended and Restated Rights Agreement dated as of                *
           April 26, l989, between ALLTEL Corporation and
           Ameritrust Company N.A. (incorporated herein by reference to Form 8 dated April 26, l989, filed with the Commission on April 28, l989).

   (b)     First Amendment to Amended and Restated Rights                   *
           Agreement dated as of April l6, l990, between ALLTEL Corporation and Ameritrust Company N.A.
           (incorporated herein by reference to Form SE of ALLTEL Corporation filed with the Commission on April 23, l990).

   (c)     The Company agrees to provide to the Commission, upon           --
           request, copies of any agreement defining rights of long-term debt holders.

(10)(a)(1) Executive Compensation Agreement and amendments thereto          *
           by and between the Corporation and Joe T. Ford
           (incorporated herein by reference to Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1983).

    (a)(2) Modification to Executive Compensation Agreement by and          *
           between the Corporation and Joe T. Ford effective as of January 1, 1987 (incorporated herein by reference to Exhibit 10(b)(2) to Form 10-K for the fiscal year ended
           December 31, 1986).

    (a)(3) Modification to Executive Compensation Agreement by and          *
           between ALLTEL Corporation and Joe T. Ford, effective as of January 1, 1991 (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration Statement
           (No. 33-44736) on Form S-4 dated December 23, 1991).

    (a)(4) Split-dollar Life Insurance Agreement by and between             *
           the Corporation and Joe T. Ford effective as of January 24, 1990 (incorporated herein by reference to Exhibit 10(b)(3) to Form 10-K for the fiscal year ended December 31, 1989).


*   Incorporated herein by reference as indicated.

Number and Name                                                        Page

  10(b)(1) Executive Compensation Agreement by and between the Cor-         *
           poration and Max E. Bobbitt effective as of October 29, 1986 (incorporated herein by reference to Exhibit 10(c)(1) to Form 10-K for the fiscal year ended December 31, 1986).

    (b)(2) Modification to Executive Compensation Agreement by and          *
           between the Corporation and Max E. Bobbitt effective as of January 1, 1987 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended
           December 31, 1986).

    (b)(3) Modification to Executive Compensation Agreement by and          *
           between ALLTEL Corporation and Max E. Bobbitt, effective as of January 1, 1991 (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration Statement
           (No. 33-44736) on Form S-4 dated December 23, 1991).

    (b)(4) Split-dollar Life Insurance Agreement by and between the         *
           Corporation and Max E. Bobbitt effective as of May 26, 1989 (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the fiscal year ended
           December 31, 1989).

    (c)    Executive Compensation Agreement by and between the              *
           Company and John E. Steuri effective as of April l7, l990 (incorporated herein by reference to Exhibit B of ALLTEL Corporation Registration Statement
           (No. 33-34495) on Form S-4 dated April 23, 1990).

    (d)    Directors' Retirement Plan of ALLTEL Corporation (as            74
           amended and restated effective January 1, 1994).

    (e)    Executive Deferred Compensation Plan of ALLTEL                  77
           Corporation (as amended and restated effective
           October 1, 1993).

    (f)    Deferred Compensation Plan for Directors of ALLTEL              99
           Corporation (as amended and restated effective
           October 1, 1993).

    (g)(l) ALLTEL Corporation 1975 Incentive Stock Option Plan (as          *
           amended and restated effective July 26, 1988)
           (incorporated herein by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1988).


*   Incorporated herein by reference as indicated.

Number and Name                                                        Page

  10(g)(2) ALLTEL Corporation l99l Stock Option Plan (incorporated          *
           herein by reference to Exhibit A to Proxy Statement, dated March 8, l99l).

    (h)(1) Systematics, Inc. 1981 Incentive Stock Option Plan and           *
           Amendment No. 1 thereto (incorporated herein by reference to Form S-8 (No. 33-35343) of ALLTEL Corporation filed with the Commission on June 11, 1990).

    (h)(2) Stock Purchase Plan for Employees of Systematics, Inc.           *
           and Amendment No. 1 thereto (incorporated herein by reference to Post-effective Amendment No.1 to Form S-4 on Form S-8 (No. 33-34495) of ALLTEL Corporation filed with the Commission on June 11, 1990).

    (i)    ALLTEL Corporation Performance Incentive Compensation Plan       *
           as amended, effective January 1, 1993 (Exhibit 10(i) to
           Form SE dated February 17, 1993).

    (j)    ALLTEL Corporation Long-Term Performance Incentive               *
           Compensation Plan, as amended and restated effective
           January 1, 1993 (Exhibit 10(j) to Form SE dated
           February 17, 1993).

    (k)(l) ALLTEL Corporation Pension Plan (January 1, 1989                 *
           Restatement) and Amendment Nos. 1 - 4 thereto
           (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1989).

    (k)(2) Amendments No. 5 through 9 to ALLTEL Corporation Pension         *
           Plan (incorporated herein by reference to Exhibit 10(m)(2) to Form 10-K for the fiscal year ended December 31, 1990).

    (k)(3) Amendments No. 10 and 11 to ALLTEL Corporation Pension           *
           Plan (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration Statement (No. 33-44736) on Form S-4 dated December 23, 1991).

    (k)(4) Amendments No. 12 through 14 to ALLTEL Corporation Pension       *
           Plan (Exhibit 10(k)(4) to Form SE dated February 17, 1993).

    (k)(5) Amendments No. 15 through 18 to ALLTEL Corporation Pension      122
           Plan.

    (l)(1) ALLTEL Corporation Profit-Sharing Plan and Amendment             *
           No. 1 thereto (incorporated herein by reference to Exhibit 10(q) to Form 10-K for the fiscal year ended
           December 31, 1987).

    (l)(2) Amendment No. 2 to ALLTEL Corporation Profit-Sharing Plan        *
           (incorporated herein by reference to Exhibit 10(q)(2) to Form 10-K for the fiscal year ended December 31, 1988).


*   Incorporated herein by reference as indicated.

Number and Name                                                        Page

  10(l)(3) Amendments No. 3 through 6 to ALLTEL Corporation                 *
           Profit-Sharing Plan (incorporated herein by reference to Exhibit 10(q)(3) to Form 10-K for the fiscal year ended December 31, 1989).

    (l)(4) Amendments No. 7 and 8 to ALLTEL Corporation Profit-             *
           Sharing Plan (incorporated by reference to Exhibit 10(n)(4) to Form 10-K for the fiscal year ended December 31, 1990).

    (l)(5) Amendments No. 9 and 10 to ALLTEL Corporation Profit-            *
           Sharing Plan (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration
           Statement (No. 33-44736) on Form S-4 dated December 23,
           1991).

    (l)(6) Amendment No. 11 to ALLTEL Corporation Profit-Sharing Plan       *
           (Exhibit 10(l)(6) to Form SE dated February 17, 1993).

    (l)(7) Amendments No. 12 through 16 to ALLTEL Corporation              134
           Profit-Sharing Plan.

    (m)    ALLTEL Corporation Excess Benefit Plan (incorporated             *
           herein by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended December 31, 1987).

    (n)    Amended and Restated ALLTEL Corporation Supplemental             *
           Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).

(11)       Statement re computation of per share earnings.                 41

(13)       Annual report to stockholders for the year ended                46
           December 31, 1993. Such report, except for the portions incorporated by reference herein, is furnished for the information of the SEC and is not "filed" as part of this report.

(21)       Subsidiaries of the registrant.                                 42

(23)       Consents of experts and counsel.                                45

(24)       Powers of Attorney.                                            144

(99)(a)    Annual report on Form 11-K for the Stock Purchase Plan          --
           for Employees of Systematics Information Services, Inc.
           and its Affiliates for the year ended December 31, 1993 will be filed by amendment.

(99)(b)    Annual report on Form 11-K for the CP National                  --
           Corporation Incentive Thrift Savings Plan for the year ended December 31, 1993 will be filed by amendment.


*   Incorporated herein by reference as indicated.