Form 10-K/A
period 1993-12-31
ALLTEL CORP
filed 1994-03-18
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  Form 10-K/A

             AMENDMENT NO. 1 TO ANNUAL REPORT FILED PURSUANT TO
      SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  1-4996-2

                             ALLTEL CORPORATION
     (Exact name of registrant as specified in its charter)

           DELAWARE                               34-0868285
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

  One Allied Drive, Little Rock, Arkansas               72202
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (501) 661-8000

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                        Incorporated Into
Annual report to shareholders for the year
   ended December 31, 1993                        Parts I, II and IV
Proxy statement for the 1994 annual meeting
   of shareholders                                Part III
The Exhibit Index is located on page 2 of this amendment.

                                  SIGNATURE

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto;

             (List all such items, financial statements, exhibits
                          or other portions amended)


   Item 14  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ALLTEL CORPORATION
                                                 (Registrant)


                                           /s/ Max E. Bobbitt
                                               Max E. Bobbitt
                                                  President
                                               March 17, 1994

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K.


          3.  Exhibits:

                See "Exhibit Index" located on page 2 of this amendment.

                           EXHIBIT INDEX


Number and Name                                                   Page



(10) (h)(2) Stock Purchase Plan for Employees of Systematics       3
            Information Services, Inc. and its Affiliates, effective June 18, 1991.

     (j)(1) Amendment No. 1 to ALLTEL Corporation Long-Term       14
            Performance Incentive Compensation Plan, as amended and restated as of January 1, 1993.

     (m)    ALLTEL Corporation Excess Benefit Plan (January 1,    15
            1994 Restatement).

     (o)    Systematics Information Services, Inc. Excess         24
            Benefit Plan, effective January 1, 1994.