Form 10-K/A
period 1993-12-31
ALLTEL CORP
filed 1994-04-29
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  Form 10-K/A

             AMENDMENT NO. 2 TO ANNUAL REPORT FILED PURSUANT TO
     SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number  1-4996-2

                             ALLTEL CORPORATION

            (Exact name of registrant as specified in its charter)

           DELAWARE                                 34-0868285

(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification No.)

One Allied Drive, Little Rock, Arkansas               72202
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (501) 661-8000


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



                                             ALLTEL CORPORATION

                                                 (Registrant)


                                           /s/ Max E. Bobbitt

                                               Max E. Bobbitt
                                                  President
                                               April 29, 1994

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.


          3.  Exhibits:

                See "Exhibit Index" located on page 2 of this amendment.

                               EXHIBIT INDEX


Number and Name                                                     Page


 (23)       Consents of experts (filed herewith)                      3

 (99)(a)    Form 11-K information for the Stock Purchase Plan for     4
            Employees of Systematics Information Services, Inc.
            and its Affiliates for the years ended December 31, 1993 and 1992 (filed herewith).

 (99)(b)    Form 11-K information for the CP National Corporation    13
            Incentive Thrift Savings Plan for the years ended
            December 31, 1993 and 1992 (filed herewith).