Form 10-Q
period 1994-03-31
ALLTEL CORP
filed 1994-05-12
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C.  20549

                                                 FORM 10-Q

                 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                        SECURITIES EXCHANGE ACT OF 1934
                             For the quarterly period ended  March 31, 1994
                                                       OR
                 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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



           (Former name, former address and former fiscal year, if changed since last report)

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


            Number of common shares outstanding as of March 31, 1994

                                   187,761,000


The Exhibit Index is located at sequential page  12 .

                            ALLTEL CORPORATION

                                FORM 10-Q
                       PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following consolidated financial statements of ALLTEL
Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended
March 31, 1994, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three and twelve months ended March 31, 1994 and 1993.

           Consolidated Balance Sheets - As of March 31, 1994 and 1993 and December 31, 1993.

           Consolidated Statements of Cash Flows - for the three and twelve months ended March 31, 1994 and 1993.

                              ALLTEL CORPORATION

                                  FORM 10-Q
                        PART I - FINANCIAL STATEMENTS

Item 2.    Management's Discussions and Analysis of Financial
           Condition and Results of Operations


FINANCIAL CONDITION

    The Company's total capital structure was $3.284 billion at March 31, 1994, compared to a total capital structure of $3.204 billion at December 31, 1993, reflecting 49% common and preferred equity and 51% debt at both dates. This strong financial performance continues to provide the Company the flexibility to make necessary and desirable capital expenditures and to expand its presence in the telecommunications and information services markets.

     Capital expenditures are forecasted at $519.3 million for 1994, which is expected to be primarily from internally generated funds. The majority of the Company's capital expenditures continue to be directed toward telephone operations to modernize its network and to invest in new equipment to provide new telecommunications services. Capital expenditures are also used for expansion into new cellular and information services markets, as well as to upgrade existing cellular network facilities. Capital expenditures were $109.6 million in the first quarter of 1994 compared to $86.2 million in the first three months of 1993. Internally generated funds financed the majority of the capital expenditures in the three and twelve month periods ended
March 31, 1994 and 1993.

     The Company has a $500 million revolving credit agreement. Total borrowings outstanding against this agreement were $262.1 million at March 31, 1994, compared to $214.5 million at December 31, 1993. At March 31, 1993, no amounts were outstanding under this agreement. The increases in borrowings under the revolving credit agreement were incurred to partially finance the acquisition of certain telephone properties of GTE Corporation ("GTE"), for expansion of cellular investments and for other general corporate requirements. In April 1994, the Company issued $250 million of 7.25%, twenty year debentures. The proceeds were used to reduce borrowings under the Company's revolving credit agreement.

    The increase in the revolving credit borrowings represent the majority of long-term debt issued in the first quarter of 1994. The issuance of $400 million of 6.5% debentures by the Company and a subsidiary to finance the acquisition of certain telephone properties of GTE and the increase in the revolving credit agreement borrowings account for the majority of long-term debt issued during the twelve months ended March 31, 1994.


RESULTS OF OPERATIONS

    Telephone Operations

    In the fourth quarter of 1993, the Company purchased all of the assets of the telephone operations of GTE in the state of Georgia ("GTE Georgia") in exchange for the Company's telephone operations in Illinois, Indiana and Michigan and $443 million in cash. The exchange was accounted for as a purchase, and accordingly, GTE Georgia's results of operations have been included in the consolidated financial statements beginning November 1, 1993.

    Telephone operations revenues and sales increased $51.9 million or 21% and $109.0 million or 11% for the three and twelve months ended March 31, 1994, respectively. Telephone operating income increased $18.2 million or 22% and $48.3 million or 15% for the three and twelve months, respectively. The acquisition of the GTE Georgia properties accounted for $43.4 million and $70.6 million of the increase in revenues and sales, and $14.6 million and $23.6 million of the increase in operating income for the three and twelve months ended March 31, 1994, respectively.

    Local service revenues increased $22.0 million or 30% and $45.3 million or 16% in the three and twelve month periods, respectively, primarily due to the GTE Georgia acquisition and increases in customer access lines and growth in custom calling feature revenues. There were no local rate increases granted to any of the Company's telephone operating subsidiaries in the first quarter of 1994, and management does not anticipate filing for any local rate increases during the remainder of 1994.

    Network access and long-distance revenues increased $23.3 million or 17% and $53.7 million or 10% for the three and twelve month periods, respectively. The increases were primarily due to the GTE Georgia acquisition, an increase in universal service fund revenues and higher volumes of access connections. These increases were partially offset by the impact of changing from an average schedule to cost method of settling interstate access revenues by one of the Company's telephone operating subsidiaries.

    Miscellaneous revenues increased $6.6 million or 22% and $10.0 million or 8% for the three and twelve month periods, respectively. The increases are primarily due to the GTE Georgia acquisition and increases in directory advertising, rental revenue and sales of customer-owned telephone equipment maintenance and protection plans. These increases were partially offset by a decrease in billing and collection revenues.

    Total telephone operating expenses increased $33.7 million or 21% and $60.7 million or 10% for the three and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $28.9 million and $47.0 million of the increase in operating expenses for the three and twelve month periods, respectively. The other increases were primarily due to increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, increased depreciation expense and an increase in information service charges. These increases were partially offset by lower maintenance expense related to electro-mechanical switching equipment.

    Information Services

    The information services segment provided solid operating results and produced double-digit revenue growth. Revenues and sales reflect increases of $42.0 million or 27%, and $130.2 million or 22% for the three and twelve month periods, respectively. Operating income reflects increases of $.3 million or 1% and $17.3 million or 17% for the three and twelve month periods, respectively.

    Information services revenues and sales increased for both periods as a result of new outsourcing and remote processing contracts including telecommunications operations, new item processing operations, additional services provided under existing facilities management contracts, an increase in the number of loans processed, and increased usage of new mortgage processing services offerings. The increased nationwide refinancing activity also contributed to revenue growth through additional transaction processing fees. The acquisition of TDS Healthcare Systems Corporation ("TDS") effective October 1, 1993, also contributed to the increase in revenues and sales for both periods.

    Operating income increased for the three and twelve month periods primarily due to the revenue increases previously mentioned. Operating income for the three month period was partially offset by a reduction in license fee revenues, increased costs to procure and support additional international service contracts, increases in software development expense, depreciation expense, and a reduction in fees collected on early termination of facilities management contracts. Operating income in the twelve month period also increased due to fees collected on contract terminations, partially offset by a decrease in check processing operations.

    Product Distribution Operations

    The product distribution segment showed improved earnings but continues to be impacted by market conditions and competition. Revenues and sales reflect increases of $9.8 million or 11% and $2.7 million or 1% for the three and twelve month periods, respectively. Operating income reflects an increase of $.7 million or 14% for the three month period and a decrease of $1.4 million or 7% for the twelve month period.

    The increase in revenues and sales for the three month period is primarily due to growth in sales of telecommunications and data products to new and existing customers, including sales to affiliates. The increase in revenues and sales for the twelve month period is primarily due to increased sales of telecommunications and data products to new and existing customers, including sales to affiliates, partially offset by decreased sales in the wire and cable operations.

    Operating income increased in the three month period primarily because of the increase in revenues and sales noted above. The decrease in operating income for the twelve month period reflects the decrease in sales and profit margins of electrical wire and cable products as a result of sluggish market conditions and intense competitive pressures.

    Cellular Operations

    Cellular operations continue to make increasingly larger contributions to the Company's earnings growth. Revenues and sales reflect increases of $26.4 million or 65% and $88 million or 63% for the three and twelve month periods, respectively. Operating income reflects increases of $7.8 million or 108% and $25.8 million or 98% for the three and twelve month periods, respectively. During the twelve month period ended March 31, 1994, the number of cellular customers grew by 74%.

    Cellular operations revenues and sales increased in both periods primarily due to the significant growth in customer base. The acquisition of new cellular properties and increased interest in existing cellular properties also contributed to the growth in revenues and sales for the twelve month period. Operating income improved for all periods reflecting the increase in revenues and sales noted above, partially offset by higher expenses for selling and advertising, depreciation, and other operating expenses.

    Other Operations

    Other operations revenues and sales reflect an increase of $32.6 million or 249% and $51.4 million or 89% for the three and twelve month periods, respectively. Operating income reflects increases of $2.3 million or 96% and $1.7 million or 17% for the three and twelve month periods, respectively.

    Other operations revenues and sales increased for both periods due to increased revenues and sales from publishing operations attributable to the purchase of the independent telephone directory operations of GTE Directories Corporation in October 1993. Paging operations also contributed to the growth in revenues and sales for all periods as a result of steady growth in its customer base. The increase in other operations revenues and sales for the twelve month period was partially offset by the sale of Ocean Technology, Inc. ("OTI") in the second quarter of 1992.

    Operating income increased in the three month period primarily due to the increase in revenues and sales mentioned above, partially offset by increases in directory services expense, sales and marketing expenses, depreciation and other operating expenses. Operating income increased in the twelve month period primarily due to the increases in revenues and sales, partially offset by the one-time costs incurred with the purchase and start-up of the GTE directory publishing business and the reduction in operating income due to the sale of OTI.

    Corporate Expenses

    Corporate expenses increased $2.3 million or 65% and $7.4 million or 46% for the three and twelve month periods, respectively. The increases were primarily due to an increase in operating expenses, an increase in deferred and incentive compensation expense accruals, and a reduction in charges to subsidiaries for cost of debt on new buildings.

     Other Income, net

     Other income, net decreased $2.6 million or 195% and $11.1 million or 104% for the three and twelve month periods, respectively. The decrease for the three month period is primarily due to an increase in the minority interest in earnings of cellular operations, reflecting the improved operating results of those cellular partnership interests not wholly-owned by the Company. The decrease in the twelve month period is primarily due to the elimination of equity income recognized from investments in LDDS Communications, Inc. ("LDDS"). The Company's investment in LDDS is now accounted for under the cost method, since its ownership is less than 20 percent.

    Interest Expense

    Interest expense increased $8.6 million or 38% and $14.5 million or 16% for the three and twelve month periods, respectively. The increase in interest expense for all periods is primarily due to an increase in long-term debt outstanding, reflecting both the issuance of the $400 million debentures and the increased borrowings under the Company's revolving credit agreement, as previously discussed.

    Net Gain on Exchange of Assets and Other

    In the fourth quarter of 1993, the Company recorded a gain on exchange of telephone properties with GTE, which was partially offset by the reorganization of its telephone operations as a result of this transaction. These transactions amounted to $69.9 million. In addition, the Company also recorded a partial write-down of $42.5 million to reflect an impairment in the carrying value of its product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

    Income Taxes

    Income tax expense increased $7.1 million or 18% and $57.5 42% for the three and twelve month periods, respectively. The increases primarily resulted from an increase in taxable income and additional taxes due to the Revenue Reconciliation Act of 1993 which was enacted on August 10, 1993, and increased the statutory federal corporate income tax rate 1 percent to 35 percent retroactive to January 1, 1993. For the twelve month period, income tax expense does not reflect the tax benefit from the write-down of product distribution operations since it resulted in a capital loss and utilization of the benefit is not certain.

     Net Income Applicable to Common Shares

     All earnings per share results and common shares outstanding amounts have been restated to reflect the June 1993, 2-for-1 stock split in the form of a 100% stock dividend. Net income applicable to common shares increased $8.8 million or 14% and $28.8 million or 12% in the three and twelve month periods, respectively. The twelve month period for 1994 includes the effect of the net gain on exchange of telephone properties with GTE partially offset by the reorganization of the Company's telephone operations and the partial write-down of the product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

    Average Common Shares Outstanding

    The average number of common shares outstanding increased
1% for both the three and twelve month periods ended March 31, 1994. The increase was primarily due to approximately 2 million additional shares issued for the acquisition of TDS.


OTHER INFORMATION

    Effective January 1, 1994, the Company, as required, changed its method of accounting for certain postemployment benefits by adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the recognition of a liability for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents on an accrual basis compared to the current practice of recognizing these expenses when paid. This change in accounting does not have a material effect on the financial position or results of operations of the Company.

                              ALLTEL CORPORATION

                                 FORM 10-Q
                         Part II - OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K


                 (a) See the exhibits specified on the Index of Exhibits located at Sequential Page 12 .

                 (b) No reports on Form 8-K were filed during the first quarter of 1994.

                              ALLTEL CORPORATION

                                  FORM 10-Q



The information furnished reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for these interim periods. Such adjustments are of a normal recurring nature.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALLTEL CORPORATION
                                                   (Registrant)



                                            /s/ Dennis J. Ferra
                                                Dennis J. Ferra
                                                Senior Vice President -
                                                Accounting and Administration,
                                                Chief Accounting Officer
                                                May 12, 1994

                                 ALLTEL CORPORATION

                                     FORM 10-Q

                                  INDEX OF EXHIBITS

Form 10-Q                          Description                   Sequential
Exhibit No.                                                       Page No.


(20)                   Interim Report to Stockholders                 13
                       and Notes to Consolidated
                       Financial Statements for periods
                       ended March 31, 1994


                                                                Exhibit 20

ALLTEL CORPORATION
HIGHLIGHTS (Unaudited)
(Dollars in thousands, except per share amounts)


                                           THREE MONTHS ENDED MAR. 31                   TWELVE MONTHS ENDED
                                                                        Increase                              Increase
                                                                       (Decrease)                            (Decrease)

                                                 1994         1993         %       1994           1993            %

Revenues and sales                           $ 709,408     $  546,724     30     $ 2,504,771     $ 2,123,491      18
Net income                                   $  71,886     $   63,156     14     $   270,747     $   242,186      12
Primary earnings per average common
  share outstanding                               $.38           $.34     12           $1.43           $1.29      11

Excluding net gain on exchange of assets
  of assets and other:
  Net income                                 $  71,886     $   63,156     14     $   270,768     $   242,186      12
  Primary earnings per share                      $.38           $.34     12           $1.43           $1.29      11

Average common shares outstanding          189,560,000    186,825,000      1     188,273,000     186,171,000       1
Annual dividend rate per common share             $.88           $.80     10
Total assets                                                                     $ 4,389,790     $ 3,235,505      36
Telephone access lines                                                             1,595,876       1,317,366      21
Cellular customers                                                                   322,447         184,982      74

BUSINESS SEGMENTS (Unaudited)
(Dollars in thousands)
                                            THREE MONTHS ENDED MAR. 31                      TWELVE MONTHS ENDED MAR.

                                                                      Increase                                         Increase
                                                                     (Decrease)                                       (Decrease)

                                              1994            1993          %                   1994          1993           %
REVENUES AND SALES:
  Telephone                                $ 294,292      $ 242,375          21           $ 1,068,011    $   959,028         11
  Information services                       199,792        157,839          27               719,706        589,540         22
  Product distribution                       102,635         92,831          11               380,496        377,769          1
  Cellular                                    67,058         40,617          65               227,656        139,658         63
  Other operations                            45,631         13,062         249               108,902         57,496         89
        Total                              $ 709,408      $ 546,724          30           $ 2,504,771    $ 2,123,491         18

OPERATING INCOME:
  Telephone                                $ 101,559      $  83,325          22           $   371,428    $   323,177         15
  Information services                        29,329         29,050           1               116,887         99,540         17
  Product distribution                         5,389          4,708          14                17,675         19,069         (7)
  Cellular                                    15,124          7,283         108                52,133         26,323         98
  Other operations                             4,649          2,372          96                11,468          9,808         17
  Corporate expenses                          (5,773)        (3,497)         65               (23,509)       (16,084)        46
        Total                              $ 150,277      $ 123,241          22           $   546,082    $   461,833         18

ALLTEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)
                                                   THREE MONTHS ENDED MAR. 31              TWELVE MONTHS ENDED MAR

                                                    1994                 1993                       1994                  1993
REVENUES AND SALES                                $ 709,408             $546,724                 $ 2,504,771          $ 2,123,491

COSTS AND EXPENSES:
  Cost of products sold                             104,390               86,529                     370,981              353,902
  Operations                                        319,633              227,257                   1,099,600              878,877
  Maintenance                                        35,242               31,418                     134,983              123,939
  Depreciation and amortization                      82,928               63,806                     291,558              249,237
  Taxes, other than income taxes                     16,938               14,473                      61,567               55,703

  Total costs and expenses                          559,131              423,483                   1,958,689            1,661,658

OPERATING INCOME                                    150,277              123,241                     546,082              461,833
Other income, net                                    (1,282)               1,349                        (401)              10,686
Interest expense                                    (31,485)             (22,898)                   (107,333)             (92,874)
Income before net gain on exchange of assets,
  other, and income taxes                           117,510              101,692                     438,348              379,645

Net gain on exchange of assets and other               -                    -                         27,390                 -

Income before income taxes                          117,510              101,692                     465,738              379,645
Federal and state income taxes                       45,624               38,536                     194,991              137,459

Net income                                           71,886               63,156                     270,747              242,186
Preferred dividends                                     310                  406                       1,482                1,689

Net income applicable to common shares            $  71,576            $  62,750                 $   269,265          $   240,497

PRIMARY EARNINGS PER SHARE                             $.38                $.34                        $1.43                $1.29

ALLTEL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)


ASSETS

                                                  MAR. 31,         DEC. 31,          MAR. 31,
                                                    1994             1993              1993

CURRENT ASSETS:
  Cash and short-term investments               $    33,137      $     7,881       $    37,100
  Accounts receivable                               410,775          379,743           244,779
  Materials and supplies                             26,995           22,321            23,327
  Inventories                                        74,938           68,673            62,599
  Prepaid expenses                                   17,316           15,520            14,088

     Total current assets                           563,161          494,138           381,893


Investments                                         381,375          382,343           167,607

Excess of cost over equity in
  subsidiary companies                              498,179          508,227           400,901

PROPERTY, PLANT AND EQUIPMENT:
  Telephone                                       3,566,190        3,555,020         2,869,925
  Information Services                              306,035          290,737           208,878
  Other                                             254,152          235,884           187,751
  Under construction                                211,096          153,196           123,693

  Total property, plant and equipment             4,337,473        4,234,837         3,390,247
  Less accumulated depreciation                   1,623,740        1,558,403         1,286,782

     Net property, plant and
        equipment                                 2,713,733        2,676,434         2,103,465


Other assets                                        233,342          209,316           181,639


TOTAL ASSETS                                    $ 4,389,790      $ 4,270,458       $ 3,235,505

ALLTEL CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        MAR. 31,         DEC. 31,          MAR. 31,
                                                          1994             1993              1993

CURRENT LIABILITIES:
  Current maturities of long-term debt                $    48,644      $     44,138      $    32,838
  Accounts payable                                        184,323           221,569          156,550
  Advance payments and customers' deposits                 62,739            62,490           62,095
  Accrued taxes                                            66,674            35,053           58,848
  Accrued interest, dividends and other                   223,028           209,395          111,083
  Other current liabilities                                36,264            35,937           46,759

     Total current liabilities                            621,672           608,582          468,173

DEFERRED CREDITS:
  Investment tax credit                                    36,810            38,575           44,006
  Income taxes                                            376,691           377,253          243,215

     Total deferred credits                               413,501           415,828          287,221

Long-term debt                                          1,640,433         1,596,032        1,029,616
Other liabilities                                         119,171            86,681           98,375
Preferred stock, redeemable                                 8,576             8,627            9,471

SHAREHOLDERS' EQUITY:
  Preferred stock                                           9,385             9,405            9,470
  Common stock                                            187,761           187,458           92,462
  Additional capital                                      336,115           333,698          412,176
  Unrealized holding gain on investments                  120,423           121,507                -
  Retained earnings                                       932,753           902,640          828,541

     Total shareholders' equity                         1,586,437         1,554,708        1,342,649

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 4,389,790      $  4,270,458      $ 3,235,505

Consolidated Statements of Cash Flows (Unaudited)


                                                     THREE MONTHS                          TWELVE MONTHS
                                                     ENDED MAR. 31,                        ENDED MAR. 31,
(Dollars in thousands)                             1994         1993                    1994         1993
NET CASH PROVIDED BY OPERATING ACTIVITIES        $125,536     $152,622                $541,560     $589,819

CASH USED IN INVESTING:
  Additions to property, plant and equipment      109,593       86,243                 449,522      373,689
  Companies purchased, net of cash acquired             -            -                 443,000            -
  Sale of property                                      -            -                       -       (8,394)
  Additions to investments                         (3,580)      15,631                   1,230       38,811
  Other, net                                        5,160       14,887                  76,808       41,774

    Net cash used in investing activities         111,173      116,761                 970,560      445,880

CASH (PROVIDED) USED IN FINANCING:
  Dividends on preferred and common stock          41,773       37,287                 158,596      138,948
  Reductions in long-term debt                      3,119       12,415                  81,840       88,563
  Long-term debt issued                           (53,448)     (18,321)               (663,390)     (71,794)
  Common stock issued                              (2,251)      (2,198)                 (5,809)      (8,284)
  Other, net                                          (86)           1                   3,726        1,624

    Net cash (provided) used in
      financing activities                        (10,893)      29,184                (425,037)     149,057

Increase (decrease) in cash and
  short-term investments                           25,256        6,677                  (3,963)      (5,118)
CASH AND SHORT-TERM INVESTMENTS:
  Beginning of period                               7,881       30,423                  37,100       42,218

  End of period                                  $ 33,137     $ 37,100                $ 33,137     $ 37,100

To ALLTEL Stockholders:

ALLTEL Corporation recently announced its financial results for the quarter ended March 31, 1994.
        First quarter earnings were 38 cents per share, compared with 34 cents per share a year ago, a 12 percent increase. Net income for the first quarter of 1994 was $71,886,000, compared with $63,156,000 in the first quarter of 1993, an increase of 14 percent. Revenues and sales were $709,408,000, up 30 percent from $546,724,000 in the corresponding quarter of 1993.
        Earnings per share for the 12 months ended March 31, 1994 were $1.43, compared with $1.29 a year ago, an 11 percent increase. Net income was $270,747,000, compared with $242,186,000 in the year-ago period, reflecting an increase of 12 percent. Revenues and sales were $2,504,771,000, an increase of 18 percent over $2,123,491,000 in
1993.
        ALLTEL continues to produce double-digit growth with all four major business units contributing to earnings this quarter.
        Telephone produced strong increases in revenues and operating income due to our recent expansion in Georgia, steady access line growth, and cost savings from restructuring efforts throughout our telephone operations. The strength of these positives more than offset the effect of regulatory action which was designed to reduce earnings in Ohio.
        Information services once again generated double-digit revenue growth due largely to a surge in the number of significant new contracts signed and the acquisition of TDS Healthcare Systems in late 1993. Operating income growth reflected the slim margins on new business, which is typical in the early stages of major contracts.
Also reflected is the traditionally uneven nature of the income contribution from TDS, which is still primarily a software company.
        Cellular continued to demonstrate strong momentum producing revenue, operating income and customer growth rates that are among the best in the industry. While this business unit accounted for 9 percent of ALLTEL's revenues, it produced 27 percent of the growth in ALLTEL's operating income.
        Product distribution showed improved performance, with sales reaching an all-time high and operating income at its highest level in five quarters.

Systematics Signs Major Contract with Russian Financial Institution

ALLTEL's Systematics subsidiary has signed the largest international software and services agreement in the company's history. The agreement is with the Savings Bank of the Russian Federation, Moscow City Office, Moscow.
        This long-term agreement includes the licensing of Systematics' retail and wholesale application software, installation assistance, training, continuous updates and consulting services.

1994 Stockholders Meeting Results

At the Company's annual stockholders meeting held April 21 in Little Rock, Ark., Ben W. Agee, Joe T. Ford, Emon A. Mahony Jr., John P. McConnell and Ronald Townsend were elected to the office of director. Stockholders also re-elected Arthur Andersen & Co. independent auditors for the 1994 fiscal year.
        In other action, stockholders voted to adopt the 1994 stock option plans, as well as the performance incentive compensation plans.

Board Declares Regular Quarterly Dividends

The Company's Board of Directors declared regular quarterly dividends on ALLTEL common stock. The 22 cent dividend is payable July 5, 1994 to stockholders of record as of June 3, 1994.
        Regular quarterly dividends were also declared on all series of the Company's preferred stock. Preferred dividends are payable on June 15, 1994 to stockholders of record as of May 27, 1994.

ALLTEL Implements Dividend Reinvestment and Stock Purchase Plan

ALLTEL's Board of Directors has approved a Dividend Reinvestment and Stock Purchase Plan, which is being made available to all registered common stockholders.
        The plan offers participants the opportunity to invest cash toward the purchase of ALLTEL common shares, in addition to reinvesting dividends. The Company implemented the plan in response to requests from stockholders who wanted a convenient way to acquire more shares of ALLTEL common stock.

ALLTEL remains dedicated to enhancing both the short-term interests of the stockholder and the long-term growth of the Company. We have achieved this balance by expanding our business mix to include faster-growing companies, while continuing to pursue opportunities in our core telephone business. This strategy has produced exceptional financial results and, going forward, positions the Company well for continuing its strong record of performance.


Joe T. Ford,
Chairman and Chief Executive Officer
April 21, 1994