Form 10-Q
period 1994-06-30
ALLTEL CORP
filed 1994-08-11
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  June 30, 1994
                                  OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
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


      Number of common shares outstanding as of June 30, 1994

                              187,851,000

      The Exhibit Index is located at sequential page  13 .




                       ALLTEL CORPORATION

                            FORM 10-Q
                  PART I--FINANCIAL INFORMATION



Item 1.  Financial Statements



      The following consolidated financial statements of ALLTEL
Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended June 30, 1994, a copy of which is attached hereto, are incorporated herein by reference:


      Consolidated Statements of Income - for the three, six and twelve months ended June 30, 1994 and 1993.

      Consolidated Balance Sheets - June 30, 1994 and 1993 and
            December 31, 1993.

      Consolidated Statements of Cash Flows - for the six
            and twelve months ended June 30, 1994 and 1993.
                           ALLTEL CORPORATION

                               FORM 10-Q
                     PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

FINANCIAL CONDITION

     Total capital structure was $3.344 billion at June 30, 1994, reflecting 47% common and preferred equity and 53% debt. This compares to a capital structure of $3.204 billion at December 31, 1993, reflecting 49% common and preferred equity and 51% debt. The Company's financial strength continues to provide it the flexibility to make necessary and desirable capital expenditures and to expand its presence into new and existing telephone, cellular and information services markets.

     Capital expenditures are forecasted at $548.2 million for 1994, which is expected to be financed primarily from internally generated funds. The Company's capital expenditures are directed toward telephone operations to continue to modernize its network and invest in new equipment to provide new telecommunications services. In addition, capital expenditures are incurred for expansion into new cellular and information services markets, and to upgrade existing cellular network facilities. Capital expenditures were $146.8 million in the second quarter of 1994 and $104.4 million in the second quarter of 1993. Internally generated funds financed the majority of the capital expenditures in the three, six and twelve month periods ended June 30, 1994 and 1993.

     The Company has a $500 million revolving credit agreement. Total borrowings outstanding under this agreement were $104.4 million at June 30, 1994, compared to $214.5 million at December 31, 1993. At June 30, 1993, $38 million was outstanding under this agreement. The increase in borrowings under the revolving credit agreement for the twelve month period was incurred for expansion of cellular investments and for other general corporate requirements. In April 1994, the Company issued $250 million of 7.25% debentures. The proceeds were used to reduce borrowings under the Company's revolving credit agreement.

     The issuance of the $250 million debentures represent the majority of long-term debt issued in the three and six month periods of 1994. The $250 million debentures along with the issuance of $400 million of 6.5% debentures by the Company and a subsidiary to finance the acquisition of certain telephone properties of GTE in November 1993 account for the majority of long-term debt issued during the twelve months ended June 30, 1994.

RESULTS OF OPERATIONS

     Telephone Operations

     In the fourth quarter of 1993, the Company purchased all of the assets of the telephone operations of GTE Corporation ("GTE") in the state of Georgia ("GTE Georgia") in exchange for the Company's telephone operations in Illinois, Indiana and Michigan and $443 million in cash. The exchange was accounted for as a purchase, and accordingly, GTE Georgia's results of operations have been included in the consolidated financial statements beginning November 1, 1993.

     Telephone operations revenues and sales increased $49.4 million or 20%, $101.3 million or 21%, and $142.9 million or 15% for the three, six, and twelve months ended June 30, 1994, respectively. Telephone operating income increased $14.5 million or 17%, $32.7 million or 19% and $52.1 million or 16% for the three, six and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $41.4 million, $84.9 million and $112.0 million of the increase in revenues and sales, and $12.3 million, $26.9 million and $35.9 million of the increase in operating income for the three, six and twelve months ended June 30, 1994, respectively.

     Local service revenue increased $22.7 million or 30%, $44.7 million or 30% and $64.0 million or 22% in the three, six, and twelve month periods, respectively, primarily due to the GTE Georgia acquisition. Increases in customer access lines and growth in custom calling feature revenues also contributed to the growth in local service revenues for all periods. There have been no local rate increases granted to any of the Company's telephone operating subsidiaries during 1994, and management does not anticipate filing for any local rate increases during the remainder of 1994.

     Network access and long-distance revenues increased $20.6 million or 14%, $43.9 million or 16%, and $62.4 million or 11% for the three, six, and twelve month periods, respectively. The increases were primarily due to the GTE Georgia acquisition, an increase in universal service fund revenues and higher volumes of access connections. These increases were partially offset by the impact of changing from an average schedule to cost method of settling interstate access revenues by one of the Company's telephone operating subsidiaries, and other regulatory commission actions designed to reduce earnings levels in the state of Ohio.

     Miscellaneous revenues increased $6.1 million or 21%, $12.8 million or 21% and $16.5 million or 14% for the three, six and twelve month periods, respectively. The increases are primarily due to the GTE Georgia acquisition and increases in directory advertising, rental revenues, billing and collection revenues and sales of customer-owned telephone equipment maintenance and protection plans.

     Total telephone operating expenses increased $34.9 million or 22%, $68.6 million or 21% and $90.8 million or 14% for the three, six, and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $29.1 million, $58.0 million and $76.1 million of the increase in operating expenses for the three, six and twelve month periods, respectively. Operating expenses also increased in all periods due to increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, increased depreciation expense and an increase in information service charges. These increases were partially offset by lower maintenance expense related to electro-mechanical switching equipment.

     Information Services

     The information services segment continues to provide growth in both revenues and sales and operating income for the Company. Revenues and sales reflect increases of $51.7 million or 32%, $93.6 million or 29%, and $159.1 million or 26% for the three, six and twelve month periods, respectively. Operating income reflects increases of $4.4 million or 15%, $4.7 million or 8% and $17.1 million or 16% for the three, six and twelve month periods, respectively.

     Information services revenues and sales increased for the three, six and twelve month periods as a result of new facilities management and remote processing contracts including telecommunications operations, and increased revenues from additional services provided under existing facilities management contracts, net of contract non-renewals. Additional software license and maintenance revenues, an increase in the number of loans processed, and increased usage of new mortgage processing service offerings also contributed to the increase in revenues and sales for all periods. In addition, the acquisition of TDS Healthcare Systems Corporation ("TDS") effective October 1, 1993, also contributed to the increase in revenues and sales for all periods. These increases in revenues and sales were partially offset by a reduction in revenues collected for early termination of facilities management contracts.

     Operating income increased for the three, six and twelve month periods primarily due to the revenue increases previously mentioned. The growth in operating income for all periods was slower than the growth in revenues and sales due to increased costs to procure and support additional international service contracts, a reduction in fees collected on early termination of facilities management contracts, operating losses sustained by this segment's check processing operations and an increase in depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the acquisition of additional data processing equipment, as a result of the growth in business and due to an increase in amortization of internally generated software.

     Product Distribution Operations

     The product distribution segment showed improved earnings but continues to be impacted by market conditions and competition. Revenues and sales reflect increases of $7.9 million or 8%, $17.7 million or 9% and $13.0 million or 3% for the three, six and twelve month periods, respectively. Operating income reflects increases of $1.3 million or 29%, $2.0 million or 22% and $.9 million or 5% for the three, six and twelve month periods, respectively.

     The increases in revenues and sales for the three and six month periods is primarily due to growth in sales of telecommunications and data products to new and existing customers, including sales to affiliates. The increase in sales for the twelve month period is primarily due to growth in sales of telecommunications and data products to new and existing customers, including sales to affiliates, partially offset by an decrease in sales by the wire and cable operations.

     Operating income increased in the three, six and twelve month periods primarily because of the increases in revenues and sales noted previously, partially offset by an increase in selling related expenses. The growth in operating income for the twelve month period was also impacted by the decrease in sales and profit margins of electrical wire and cable products as a result of sluggish market conditions and intense competition, especially from direct sales by manufacturers.

     Cellular Operations

     Cellular operations provided solid operating results and contributed significantly to the Company's overall earnings growth. Revenues and sales reflect increases of $25.8 million or 54%, $52.3 million or 59%, and $96.2 million or 61% for the three, six and twelve month periods, respectively. Operating income reflects increases of $11.0 million or 102%, $18.9 million or 104% and $32.0 million or 103% for the three, six and twelve month periods, respectively. During the twelve month period ended June 30, 1994, the number of cellular customers grew to 360,493 from 210,907, an increase of 149,586 customers or 71%.

     Cellular operations revenues increased in all periods primarily due to the significant growth in customer base. The acquisition of new cellular properties and increased ownership interest in existing cellular properties also contributed to the growth in revenues and sales for the twelve month period. Operating income increased for all periods reflecting the increases in revenues and sales noted above, partially offset by higher expenses for selling and advertising, depreciation and other operating expenses.

     Other Operations

     Other operations revenues and sales reflect increases of $31.0 million or 233%, $63.5 million or 241% and $86.2 million or 160% for the three, six and twelve month periods, respectively. Operating income reflects increases of $2.2 million or 103%, $4.5 million or 99% and $3.6 million or 36% for the three, six and twelve month periods, respectively.

     The increases in revenues and sales for all periods are primarily due to growth in publishing operations attributable to the purchase of the independent telephone directory operations of GTE Directories Corporation in October 1993. As a result of this acquisition, the number of directories published during the first six months of 1994 was 172 compared to only 62 directories published during the same period in 1993, an increase of 177%. Paging operations also contributed to the increases in revenues and sales for all periods as a result of steady growth in its customer base.

     Operating income increased in the three and six month periods primarily due to the increases in revenues and sales previously noted, partially offset by increases in directory services expense, sales and marketing expenses, depreciation and other operating expenses. Operating income for the twelve month period increased primarily due to the increase in revenues and sales, partially offset by the one-time costs incurred with the purchase and start-up of the new directory publishing business.

     Corporate Expenses

     Corporate operating expenses decreased $1.8 million or 27% for the three month period. Corporate operating expenses increased $.4 million or 5% and $5.6 million or 35% for the six and twelve month periods, respectively. The decrease in the three month period is primarily due to a decrease in employee benefit costs. The increase in the six and twelve month periods is primarily due to an increase in operating expenses, an increase in deferred and incentive compensation costs, and a reduction in charges to subsidiaries for cost of debt related to new buildings. These increases were partially offset by a decrease in both employee benefit costs and workers compensation expense.

     Other Income, Net

     Other income, net decreased $2.8 million or 1000%, $5.4 million or 505% and $8.7 million or 158% for the three, six and twelve month periods, respectively. The decreases in all periods are primarily due to an increase in the minority interest in earnings of the Company's cellular operations by others and the amortization of telephone plant acquisition adjustments related to the GTE Georgia properties acquisition. These decreases were partially offset by an increase in equity income recognized on investments in cellular limited partnerships. The increase in equity income reflects the improved operating results of those partnership interests not managed by the Company.

The decrease in the twelve month period is also due to the elimination of equity income recognized from investments in LDDS Communications, Inc. ("LDDS"). The Company's investment in LDDS is now accounted for under the cost method, since its ownership is now less than 20 percent.

     Interest Expense

     Interest expense increased $11.1 million or 48%, $19.8 million or 43% and $25.9 million or 28% for the three, six and twelve month periods, respectively. The increase in interest expense in all periods is primarily due to an increase in long-term debt outstanding, which reflects both the issuance of $400 million debentures in November 1993 to finance the GTE Georgia properties acquisition and the issuance of $250 million debentures in April 1994 to reduce borrowings under the Company's revolving credit agreement, as previously discussed.

     Net Gain on Exchange of Assets and Other

     In the fourth quarter of 1993, the Company recorded a gain on exchange of telephone properties with GTE, which was partially offset by the reorganization of its telephone operations as a result of this transaction. These transactions amounted to $69.9 million. In addition, the Company also recorded a partial write-down of its product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

     Income Taxes

     Income tax expense increased $8.9 million or 23%, $16.0 million or 21% and $58.5 million or 40% for the three, six and twelve month periods, respectively. The increases primarily resulted from an increase in taxable income and additional taxes resulting from the Revenue Reconciliation Act of 1993 which was enacted on August 10, 1993, and which increased the statutory federal corporate tax rate 1 percent to 35 percent retroactive to January 1, 1993. For the twelve month period, income tax expense does not reflect the tax benefit from the write-down of product distribution operations, since utilization of the benefit is not certain.

     Net Income Applicable to Common Shares

     Net income applicable to common shares increased $12.4 million or 20%, $21.3 million or 17% and $34.7 million or 14% for the three, six and twelve month periods, respectively. Primary earnings per common share for the three, six, and twelve month periods ended June 30, 1994 increased 18%, 15%, and 13%, respectively over the same periods in 1993. The twelve month period for 1994 includes the effect of the net gain on exchange of telephone properties with GTE partially offset by the reorganization of the Company's telephone operations and the partial write-down of the product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

     Average Common Shares Outstanding

     The average number of common shares outstanding increased 1% for the three, six and twelve month periods ended June 30, 1994. The increases are primarily due to the issuance of approximately 2.0 million shares in October 1993 for the acquisition of TDS.

                       ALLTEL CORPORATION

                            FORM 10-Q
                   Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


               (a) See the exhibits specified on the Index of Exhibits located at Sequential Page 13.

               (b)   Reports on Form 8-K:

                     No reports on Form 8-K have been filed during the
               quarter for which this report is filed.

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



                             ALLTEL CORPORATION
                               (Registrant)



                         /S/ Dennis J. Ferra
                             Dennis J. Ferra
                             Senior Vice President -
                             Accounting and Administration,
                             and Chief Accounting Officer
                             August 11, 1994

                       ALLTEL CORPORATION

                            FORM 10-Q

                        INDEX OF EXHIBITS

                              Description
Form 10-Q                                              Sequential
Exhibit No.                                              Page No.


  (20)         Interim Report to Stockholders             14-19
             for the periods ended June 30, 1994

                                   EXHIBIT 20

HIGHLIGHTS (Unaudited)
(Dollars in thousands, except per share amounts)

                        THREE MONTHS ENDED JUNE 30,        SIX MONTHSENDED JUNE 30,       TWELVE MONTHS ENDED JUNE 30,

                                                 Increase                       Increase                       Increase
                                                 (Decrease)                     (Decrease)                     (Decrease)
                              1994      1993       %        1994       1993        %          1994       1993       %
Revenues and Sales          $734,563   $568,868    29     $1,443,971  $1,115,592   29     $2,670,466  $2,173,023    23
Net income                  $ 76,187   $ 63,829    19     $  148,073  $126,985     17     $  283,105  $  248,597    14
Primary earnings per average
 common share outstanding       $.40       $.34    18           $.78      $.68     15          $1.49       $1.32    13
Excluding net gain on exchange
 of assets and other:
 Net Income                   $76,187   $63,829    19       $148,073   $126,985    17     $  283,126  $  248,597    14
 Primary earnings                $.40      $.34    18           $.78       $.68    15          $1.49       $1.32    13
Average common shares
 outstanding             189,387,000 186,976,000    1    189,488,000  186,875,000   1    188,866,000  186,489,000    1
Annual dividend rate
 per common share              $.88        $.80    10
Total assets                                                                              $4,418,415  $3,317,738    33
Telephone access lines                                                                     1,616,741   1,329,879    22
Cellular customers                                                                           360,493     210,907    71
                                       14

BUSINESS SEGMENTS (Unaudited)
(Dollars in thousands)
                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,       TWELVE MONTHS ENDED JUNE 30,

                                                 Increase                       Increase                          Increase
                                                (Decrease)                     (Decrease)                        (Decrease)
                              1994      1993         %        1994        1993        %       1994        1993        %
REVENUES AND SALES:
  Telephone                $295,367  $245,987       20    $  589,659  $  488,362       21   $1,117,391  $  974,476     15
  Information Services      215,423   163,772       32       415,215     321,611       29      771,357     612,232     26
  Product Distribution      105,391    97,529        8       208,026     190,360        9      388,358     375,356      3
  Cellular                   74,108    48,268       54       141,166      88,885       59      253,496     157,263     61
  Other operations           44,274    13,312      233        89,905      26,374      241      139,864      53,696    160
    Total                  $734,563  $568,868       29    $1,443,971  $1,115,592       29   $2,670,466  $2,173,023     23


OPERATING INCOME:
  Telephone                $100,395  $ 85,922       17    $  201,954  $  169,247       19   $  385,901  $  333,787     16
  Information Services       34,397    30,002       15        63,726      59,052        8      121,282     104,174     16
  Product Distribution        5,765     4,472       29        11,154       9,180       22       18,968      18,068      5
  Cellular                   21,825    10,793      102        36,949      18,076      104       63,165      31,120    103
  Other operations            4,329     2,129      103         8,978       4,501       99       13,668      10,061     36
  Corporate Expenses         (4,803)   (6,619)     (27)      (10,576)    (10,116)       5      (21,693)    (16,050)    35
    Total                  $161,908  $126,699       28    $  312,185  $  249,940       25   $  581,291  $  481,160     21

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE30,       TWELVE MONTHS ENDED JUNE 30,

                              1994          1993           1994         1993              1994          1993
REVENUES AND SALES          $734,563      $568,868      $1,443,971   $1,115,592         $2,670,466    $2,173,023

COSTS AND EXPENSES:
   Cost of products sold     106,863        92,521         211,253      179,050            385,323       349,726
   Operations                327,164       238,957         646,797      466,214          1,187,807       906,325
   Maintenance                38,138        31,160          73,380       62,578            141,961       125,414
   Depreciation and
     amortization             84,576        64,517         167,504      128,323            311,617       253,435
   Taxes, other than
     income taxes             15,914        15,014          32,852       29,487             62,467        56,963
   Total costs and
     expenses                572,655       442,169       1,131,786      865,652          2,089,175     1,691,863

OPERATING INCOME             161,908       126,699         312,185      249,940            581,291       481,160

Other income, net             (3,058)         (278)         (4,340)       1,071             (3,181)        5,494

Interest expense             (34,510)      (23,336)        (65,995)     (46,234)          (118,507)      (92,635)

Income before net gain
  on exchange of assets,
  other, and income taxes    124,340       103,085         241,850      204,777            459,603       394,019
Net gain on exchange of
  assets and other                --            --              --           --             27,390            --
Income before income
  taxes                      124,340       103,085         241,850      204,777            486,993       394,019
Federal and state
  income taxes                48,153        39,256          93,777       77,792            203,888       145,422
Net income                    76,187        63,829         148,073      126,985            283,105       248,597
Preferred dividends              317           403             627          809              1,396         1,636
Net income applicable to
   common shares            $ 75,870      $ 63,426      $  147,446   $  126,176         $  281,709    $  246,961

PRIMARY EARNINGS PER SHARE:     $.40          $.34            $.78         $.68              $1.49         $1.32

CONSOLIDATED BALANCE SHEETS (Unaudited)


ASSETS (Dollars in thousands)
                                              JUNE 30,     DEC.31,     JUNE 30,
                                               1994          1993        1993
CURRENT ASSETS:
   Cash and short-term investments         $   30,839    $   7,881   $   42,799
   Accounts receivable                        466,195      379,743      269,530
   Materials and supplies                      27,203       22,321       23,529
   Inventories                                 69,621       68,673       63,238
   Prepaid expenses                            18,269       15,520       14,850
   Total current assets                       612,127      494,138      413,946

Investments                                   296,194      382,343      169,714
Excess of cost over equity in
   subsidiary companies                       495,287      508,227      397,950

PROPERTY, PLANT AND EQUIPMENT:
   Telephone                                3,600,850    3,555,020    2,901,147
   Information Services                       334,628      290,737      222,252
   Other                                      273,150      235,884      199,291
   Under construction                         242,958      153,196      145,788
   Total property, plant and equipment      4,451,586    4,234,837    3,468,478
   Less accumulated depreciation            1,677,306    1,558,403    1,313,821
   Net property, plant and equipment        2,774,280    2,676,434    2,154,657
Other assets                                  240,527      209,316      181,471
TOTAL ASSETS                               $4,418,415   $4,270,458   $3,317,738

                                             17
LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 JUNE 30,    DEC. 31,  JUNE 30,
                                                   1994        1993      1993


CURRENT LIABILITIES:
   Current maturities of long-term debt     $    56,580  $   44,138  $   32,277
   Accounts payable                             225,412     221,569     183,376
   Advance payments and customers' deposits      63,754      62,490      62,351
   Accrued taxes                                 43,151      35,053      24,435
   Accrued interest, dividends and other        197,692     209,395     129,504
   Other current liabilities                     36,055      35,937      51,623
   Total current liabilities                    622,644     608,582     483,566

DEFERRED CREDITS:
   Investment tax                                35,031      38,575      42,187
   Income taxes                                 346,741     377,253     250,555
   Total deferred credits                       381,772     415,828     292,742

Long-term debt                                1,714,057   1,596,032   1,069,266
Other liabilities                               126,523      86,681      92,471
Preferred stock, redeemable                       8,046       8,627       8,969

SHAREHOLDERS' EQUITY
   Preferred stock                                9,358       9,405       9,457
   Common stock                                 187,851     187,458     185,117
   Additional capital                           337,072     333,698     321,315
   Unrealized holding gain on investments        63,848     121,507          --
   Retained earnings                            967,244     902,640     854,835
   Total shareholders' equity                 1,565,373   1,554,708   1,370,724
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                      $4,418,415  $4,270,458  $3,317,738

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                    Six Months       Twelve Months
                                                  Ended June 30,     Ended June 30,
                                                   1994     1993       1994     1993
NET CASH PROVIDED BY OPERATING ACTIVITIES         $246,344 $273,821  $  541,628  $592,976

CASH USED IN INVESTING:
 Additions to property, plant and equipment        256,360  190,623     491,908   386,626
 Companies purchased, net of cash acquired              --       --     443,000        --
 Additions to investments                            1,676   15,048       7,069    26,749
 Other, net                                         15,811   24,476      77,871    35,389
   Net cash used in investing activities           273,847  230,147   1,019,848   448,764

CASH (PROVIDED) USED IN FINANCING:
 Dividends on preferred and common stock            83,196   74,817     162,489   143,066
 Reductions in long-term debt                      135,386   29,472     197,050   117,887
 Long-term debt issued                            (265,853) (69,549)   (824,108) (121,798)
 Common stock issued                                (3,117)  (3,934)     (4,939)   (3,796)
 Other, net                                            (73)     492       3,248       802
   Net cash (provided) used in
     financing activities                          (50,461)  31,298    (466,260)  136,161

Increase (decrease) in cash
 and short-term investments                         22,958   12,376     (11,960)    8,051

CASH AND SHORT-TERM INVESTMENTS:
 Beginning of period                                 7,881   30,423      42,799    34,748
 End of period                                    $ 30,839 $ 42,799   $  30,839  $ 42,799



















To ALLTEL STOCKHOLDERS:

ALLTEL Corporation recently announced its financial results for the quarter ended June 30, 1994.
     Second quarter earnings were 40 cents per share compared to 34 cents per share a year ago, an 18 percent increase. Net income for the second quarter of 1994 was $76,187,000, compared to $63,829,000 in the second quarter of 1993, an increase of 19 percent. Revenues and sales were $734,563,000, up 29 percent from $568,868,000 in the corresponding quarter of 1993.
     Earnings per share for the six months ended June 30, 1994 were 78 cents, compared to 68 cents a year ago, a 15 percent increase. Net income was $148,073,000 compared to $126,985,000 in the year-ago period, reflecting an increase of 17 percent. Revenues and sales were $1,443,971,000, an increase of 29 percent over $1,115,592,000 in
1993.
     ALLTEL continues to produce accelerating earnings growth with second quarter results showing increased contributions to earnings by all of the Company's core business units.
     Telephone produced solid results due to our recent expansion in Georgia, steady access line growth and continued focus on cost controls.
     Information services recorded another quarter of strong sales with operating income also returning to double-digit growth levels as margins continue to improve on the surge of new contracts signed in recent quarters. In addition, results continue to be enhanced by increased software sales from Systematics international and TDS
Healthcare.
     Cellular again generated outstanding growth in revenues, operating income and customers. In addition, cellular's key operating results -- including churn and penetration rates as well as cost to add a new customer -- continue to be among the best in the industry.
As a result, this unit once again contributed approximately 30 percent of ALLTEL's growth in operating income.
     Product distribution showed improved performance over its year-ago results, with both sales and operating income reaching all-time highs.

ALLTEL NAMES NEW BOARD MEMBER

Lawrence L. Gellerstedt III, chairman and chief executive officer of Beers Construction Co. in Atlanta, Ga., has been elected to ALLTEL's board of directors.
     Gellerstedt, 38, serves on the boards of a number of organizations including the Hospital Equipment Finance Authority of the State of Georgia, NationsBank of Georgia, St. Joseph's Mercy
Foundation, Holloway Installation Co., Southern Mills, Inc. and the
Construction Industry Presidents Forum.


ALLTEL RISES IN BUSINESS RANKINGS

ALLTEL's solid financial results have once again increased the CompanyOs standing in the Forbes 500.
     ALLTEL advanced to 180th in market value as of March 18, 1994, up from 198th in the previous year's ranking.
     The company also rose to 392nd in assets and 417th in sales. In the category of net profits, ALLTEL placed 209th.
     In addition, for the first time, Fortune magazine has ranked
ALLTEL among the 500 largest service corporations in America.
     The Company placed in two overall categories of Fortune's 1993
Service 500. ALLTEL produced the 27th highest 10-year total return to investors and the 48th highest return on sales and revenues.

BOARD DECLARES REGULAR QUARTERLY DIVIDENDS

The Company's Board of Directors declared regular quarterly dividends on ALLTEL common stock. The 22 cent dividend is payable Oct. 3, 1994 to stockholders of record as of Sept. 2, 1994.
     Regular quarterly dividends were also declared on all series of the Company's preferred stock. Preferred dividends are payable on Sept. 15, 1994 to stockholders of record as of Aug. 24, 1994.

ALLTEL's record of excellent financial performance is the result of a prudent, but diligent, strategy. We have expanded into the fast-growing cellular and information services markets, while strengthening our core telephone business. Through this strategy, the Company has achieved a well-diversified business mix that positions the Company for continued success.








Joe T. Ford,
Chairman and Chief Executive Officer
July 21, 1994


