Form 10-Q
period 1994-09-30
ALLTEL CORP
filed 1994-11-10
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  September 30, 1994
                                  OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
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


      Number of common shares outstanding as of September 30, 1994

                              187,599,000

      The Exhibit Index is located at sequential page  13 .

                       ALLTEL CORPORATION

                            FORM 10-Q
                  PART I--FINANCIAL INFORMATION



Item 1.  Financial Statements



      The following consolidated financial statements of ALLTEL
Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended September 30, 1994, a copy of which is attached hereto, are incorporated herein by reference:


      Consolidated Statements of Income - for the three, nine and twelve months ended September 30, 1994 and 1993.

      Consolidated Balance Sheets - September 30, 1994 and 1993 and
            December 31, 1993.

      Consolidated Statements of Cash Flows - for the nine and twelve months ended September 30, 1994 and 1993.

                           ALLTEL CORPORATION

                               FORM 10-Q
                     PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

FINANCIAL CONDITION

     Total capital structure was $3.496 billion at September 30, 1994, reflecting 47% common and preferred equity and 53% debt. This compares to a capital structure of $3.204 billion at December 31, 1993, reflecting 49% common and preferred equity and 51% debt. The Company's financial strength continues to provide it the flexibility to make necessary and desirable capital expenditures and to expand its presence into new and existing telephone, cellular and information services markets.

     Capital expenditures are forecasted at $593.5 million for 1994, which is expected to be financed primarily from internally generated funds. The Company's capital expenditures are directed toward telephone operations to continue to modernize its network and invest in new equipment to provide new telecommunications services. In addition, capital expenditures are incurred for expansion into new cellular and information services markets, and to upgrade existing cellular network facilities. Capital expenditures for the three and nine month periods in 1994 were $157.1 million and $414.6 million, respectively, compared to $102.0 million and $292.7 million for the same periods in 1993. Internally generated funds financed the majority of the capital expenditures in the three and nine month periods ended September 30, 1994 and 1993.

     The Company has a $500 million revolving credit agreement. Total borrowings outstanding under this agreement were $158.6 million at September 30, 1994, compared to $214.5 million at December 31, 1993. At September 30, 1993, $95.8 million was outstanding under this agreement. The increase in borrowings under the revolving credit agreement for the twelve month period was incurred for expansion of cellular investments and for other general corporate requirements. In April 1994, the Company issued $250 million of 7.25% debentures. The proceeds were used to reduce borrowings under the Company's revolving credit agreement.

     The issuance of the $250 million debentures represents the majority of long-term debt issued in the nine month period ended September 30, 1994. The $250 million debentures along with the issuance of $400 million of 6.5% debentures by the Company and a subsidiary to finance the acquisition of certain telephone properties of GTE Corporation (as described below) in November 1993 account for the majority of long-term debt issued during the twelve months ended September 30, 1994.

RESULTS OF OPERATIONS

     Telephone Operations

     In the fourth quarter of 1993, the Company purchased all of the assets of the telephone operations of GTE Corporation ("GTE") in the state of Georgia ("GTE Georgia") in exchange for the Company's telephone operations in Illinois, Indiana and Michigan and $443 million in cash. The exchange was accounted for as a purchase, and accordingly, GTE Georgia's results of operations have been included in the consolidated financial statements beginning November 1, 1993. In connection with this acquisition, the Company reorganized its telephone headquarters staff and consolidated its five telephone regions into three.

     Telephone operations revenues and sales increased $43.8 million or 18%, $145.1 million or 20%, and $176.2 million or 18% for the three, nine, and twelve months ended September 30, 1994, respectively. Telephone operating income increased $12.6 million or 15%, $45.3 million or 18% and $60.3 million or 18% for the three, nine and twelve month periods, respectively, primarily due to the increases in revenues and sales. The acquisition of the GTE Georgia properties accounted for $43.0 million, $127.9 million and $155.0 million of the increase in revenues and sales, and $16.1 million, $43.0 million and $52.0 million of the increase in operating income for the three, nine and twelve months ended September 30, 1994, respectively.

     Local service revenue increased $22.7 million or 30%, $67.4 million or 30% and $82.7 million or 28% in the three, nine, and twelve month periods, respectively, primarily due to the GTE Georgia acquisition. Increases in customer access lines and growth in custom calling feature revenues also contributed to the growth in local service revenues for all periods. There have been no local rate increases granted to any of the Company's telephone operating subsidiaries during 1994, and management does not anticipate filing for any local rate increases during the remainder of 1994.

     Network access and long-distance revenues increased $15.4 million or 10%, $59.3 million or 14%, and $70.6 million or 12% for the three, nine, and twelve month periods, respectively. The increases were primarily due to the GTE Georgia acquisition. An increase in universal service fund revenues and higher volumes of access connections also contributed to the growth in network access and long-distance revenues in all periods. These increases were partially offset by the impact of changing from an average schedule to cost method of settling interstate access revenues by two of the Company's telephone operating subsidiaries and other regulatory commission actions designed to reduce earnings levels in the states of Ohio and Pennsylvania.

     Miscellaneous revenues increased $5.6 million or 19%, $18.4 million or 20% and $22.9 million or 19% for the three, nine and twelve month periods, respectively. The increases are primarily due to the GTE Georgia acquisition and increases in directory advertising, rental revenues, intrastate billing and collection revenues and sales of customer-owned telephone equipment maintenance and protection plans.

     Total telephone operating expenses increased $31.3 million or 19%, $99.9 million or 21% and $115.9 million or 18% for the three, nine, and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $26.9 million, $84.9 million and $103.0 million of the increase in operating expenses for the three, nine and twelve month periods, respectively. Operating expenses also increased in all periods due to increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, and an increase in information service charges. These increases were partially offset by lower maintenance expense related to electro-mechanical switching equipment and by a reduction in accounting, financial and human resource management expenses resulting from the reorganization and consolidation of the Company's telephone operations.

     Information Services

     The information services segment provided double-digit growth in both revenues and sales and operating income for the Company.
Revenues and sales reflect increases of $47.4 million, $141.0 million, and $185.8 million for the three, nine and twelve month periods, respectively, representing a 29% increase in each period. Operating income reflects increases of $6.2 million or 23%, $10.9 million or 13% and $21.2 million or 20% for the three, nine and twelve month periods, respectively.

     Information services revenues and sales increased for the three, nine and twelve month periods as a result of new facilities management and remote processing contracts including telecommunications operations, and increased revenues from additional services provided under existing facilities management contracts, net of contract non-renewals. Additional software license and maintenance revenues, an increase in the number of loans processed, and increased usage of new mortgage processing service offerings also contributed to the increase in revenues and sales for all periods. In addition, the acquisition of TDS Healthcare Systems Corporation ("TDS") effective October 1, 1993, also contributed to the increase in revenues and sales for all periods. These increases in revenues and sales were partially offset by a reduction in revenues collected for early termination of facilities management contracts.

     Operating income increased for the three, nine and twelve month periods primarily due to the revenue increases noted above. The growth in operating income for all periods was slower than the growth in revenues and sales due to increased costs to procure and support additional international service contracts, the reduction in revenues as a result of early termination of facilities management contracts, operating losses sustained by this segment's check processing operations and an increase in depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the acquisition of additional data processing equipment, as a result of the growth in business and due to an increase in amortization of internally developed software.

     Product Distribution Operations

     The product distribution segment showed improved operating results with revenues and sales reflecting increases of $27.5 million or 30%, $45.1 million or 16% and $44.2 million or 12% for the three, nine and twelve month periods, respectively. Operating income increased $2.8 million or 66%, $4.8 million or 36% and $4.5 million or 26% for the three, nine and twelve month periods, respectively.

     The increases in revenues and sales for all periods are primarily due to growth in sales of telecommunications and data products to new and existing customers, including sales to affiliates. Sales of electrical wire and cable also increased in all periods reflecting increased copper prices and a higher demand for these products. Operating income increased in the three, nine and twelve month periods primarily because of the increases in revenues and sales previously noted, partially offset by an increase in selling related expenses.

     Cellular Operations

     Cellular operations provided solid operating results and continued its trend of significantly contributing to the Company's overall earnings growth. Revenues and sales reflect increases of $30.0 million or 57%, $82.2 million or 58%, and $106.9 million or 61% for the three, nine and twelve month periods, respectively. Operating income reflects increases of $13.9 million or 113%, $32.8 million or 108% and $40.4 million or 110% for the three, nine and twelve month periods, respectively. During the twelve month period ended
September 30, 1994, the number of cellular customers grew to 396,717 from 237,049, an increase of 159,668 customers or 67%.

     Cellular operations revenues increased in all periods primarily due to the significant growth in customer base. The acquisition of new cellular properties and increased ownership interests in existing cellular properties also contributed to the growth in revenues and sales for the twelve month period. Operating income increased for all periods reflecting the increases in revenues and sales noted above, partially offset by higher expenses for selling and advertising, depreciation and other operating expenses.

     Other Operations

     Other operations revenues and sales reflect increases of $25.0 million or 188%, $88.6 million or 223% and $110.5 million or 203% for the three, nine and twelve month periods, respectively. Operating income reflects increases of $2.8 million or 226%, $7.3 million or 127% and $7.5 million or 82% for the three, nine and twelve month periods, respectively.

     The increases in revenues and sales for all periods are primarily due to the significant growth in publishing operations attributable to the purchase of the independent telephone directory operations of GTE Directories Corporation in October 1993. As a result of this acquisition, the number of directories published during the first nine months of 1994 was 279 compared to only 94 directories published during the same period in 1993, an increase of 197%. Paging operations also contributed to the increases in revenues and sales for all periods as a result of steady growth in its customer base.

     Operating income increased in all periods primarily due to the increases in revenues and sales previously noted, partially offset by increases in directory services expense, contract services, and selling and marketing expenses related to the publication of the additional independent directories. Depreciation and other operating expenses also increased in all periods as a result of the expansion and rapid growth in the directory publishing operations. Operating income for the twelve month period reflects the one-time costs incurred with the purchase and start-up of the new directory publishing business.

     Corporate Expenses

     Corporate operating expenses increased $1.3 million or 58%, $1.8 million or 14% and $12.4 million or 117% for the three, nine and twelve month periods, respectively. The increase in the three month period is primarily due to an increase in employee benefit costs and workers compensation expense, partially offset by a decrease in operating expenses including costs related to building operations. The increase in the nine and twelve month periods is primarily due to an increase in operating expenses, increases in deferred and incentive compensation and increases in other employee benefit costs.

     Other Income, Net

     Other income, net decreased $3.8 million or 409%, $9.2 million or 461% and $10.8 million or 283% for the three, nine and twelve month periods, respectively. The decreases in all periods are primarily due to an increase in the minority interest in earnings of the Company's cellular operations by others and the amortization of telephone plant acquisition adjustments related to the GTE Georgia properties acquisition. These decreases were partially offset by an increase in equity income recognized on investments in cellular limited partnerships. The increase in equity income reflects the improved operating results of those partnership interests not managed by the Company.
     The decrease in the twelve month period is also due to the elimination of equity income recognized from an investment in LDDS Communications, Inc. ("LDDS"). The Company's investment in LDDS is now accounted for under the cost method, since its ownership is now less than 20 percent.

     Interest Expense

     Interest expense increased $11.7 million or 49%, $31.4 million or 45% and $37.6 million or 41% for the three, nine and twelve month periods, respectively. The increase in interest expense in all periods is primarily due to an increase in long-term debt outstanding, which reflects both the issuance of $400 million debentures in November 1993 to finance the GTE Georgia properties acquisition and the issuance of $250 million debentures in April 1994 to reduce borrowings under the Company's revolving credit agreement, as previously discussed.

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

     Income Taxes

     Income tax expense increased $7.7 million or 19%, $23.7 million or 20% and $59.7 million or 39% for the three, nine and twelve month periods, respectively. The increase in all periods primarily resulted from an increase in taxable income. Income tax expense for the twelve month period does not reflect the tax benefit from the partial write-down of product distribution operations, since utilization of the benefit is not certain.

     Net Income Applicable to Common Shares

     Net income applicable to common shares increased $13.8 million or 21%, $35.1 million or 18% and $41.0 million or 16% for the three, nine and twelve month periods, respectively. Primary earnings per common share for the three, nine, and twelve month periods ended
September 30, 1994 increased 20%, 17%, and 15%, respectively over the same periods in 1993. The twelve month period for 1994 includes the effect of the net gain on exchange of telephone properties with GTE partially offset by the reorganization of the Company's telephone operations and the partial write-down of the product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

     Average Common Shares Outstanding

     The average number of common shares outstanding increased 1% in each of the three, nine and twelve month periods ended September 30, 1994. The increases are primarily due to the issuance of approximately 2.0 million shares in October 1993 for the acquisition of TDS.

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



                             ALLTEL CORPORATION
                               (Registrant)



                         /S/ Dennis J. Ferra
                             Dennis J. Ferra
                             Senior Vice President -
                             Accounting and Administration,
                             and Chief Accounting Officer
                             November 10, 1994

                       ALLTEL CORPORATION

                            FORM 10-Q

                        INDEX OF EXHIBITS


Form 10-Q                                                   Sequential
Exhibit No.          Description                              Page No.


  (20)        Interim Report to Stockholders                   14-21
                for the periods ended
                September 30, 1994


  (27)        Financial Data Schedule                            22
                for the nine months ended
                September 30, 1994