Form 10-K
period 1994-12-31
ALLTEL CORP
filed 1995-02-21
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-K
     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1994
                                     or
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
     (X)

         Aggregate market value of voting stock held by non-affiliates as
     of January 31, 1995 -    $ 5,341,217,327

         Common shares outstanding, January 31, 1995 -   188,236,734

                     DOCUMENTS INCORPORATED BY REFERENCE
     Document                                               Incorporated Into
     Portions of the annual report to stockholders
        for the year ended December 31, 1994                Parts I, II and IV
     Proxy statement for the 1995 annual meeting
        of stockholders                                       Part III
     The Exhibit Index is located on pages 24 to 27.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

     Item 1.  Business

                                 THE COMPANY

     GENERAL

     ALLTEL Corporation ("ALLTEL" or the "Company"), incorporated in June 1960 under the laws of Ohio as Mid-Continent Telephone Corporation, changed its name to ALLTEL Corporation in October 1983. During 1990, the Company changed its state of incorporation to Delaware. ALLTEL is a diversified telecommunications and information services company. The Company provides local and network access services to customers throughout 22 states. The Company also owns subsidiaries or investments that provide cellular telephone, wide-area paging and fiber optic-based long-distance telephone service. Information processing management services and advanced applications software are provided to the financial, healthcare and telecommunications industries by the Company's information services subsidiaries. Telecommunications products and electronic and electric wire and cable are warehoused and sold by the Company's distribution subsidiaries. In addition, the Company publishes telephone directories and provides cable television service.

     ACQUISITIONS

     In November 1994, the Company completed its acquisition of Medical Data Technology, Inc. ("MDT"). MDT provides information processing services to 14 hospitals in the northeastern United States utilizing comprehensive application software developed by ALLTEL's healthcare information services subsidiary.

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

     During 1993, ALLTEL Mobile Communications, Inc. ("ALLTEL Mobile") acquired a 100% interest in one Georgia Rural Service Area ("RSA") which has a population of approximately 145,000. In addition, ALLTEL Mobile acquired interests in two other Georgia RSAs and increased its ownership in one Texas RSA and one Mississippi RSA.

     In January 1993, ALLTEL Mobile acquired an additional 20% interest in the Ft. Smith, Arkansas Metropolitan Statistical Area ("MSA"). This transaction increased ALLTEL Mobile's interest in the Ft. Smith MSA to 80%.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

     Item 1.  Business

                           THE COMPANY (continued)

     ACQUISITIONS (continued)

     On December 31, 1992, ALLTEL Mobile acquired a 60% interest and a 90% interest in the Ft. Smith, Arkansas and Fayetteville, Arkansas MSAs, respectively.

     In December 1992, the Company acquired SLT Communications, Inc. ("SLT"). SLT serves approximately 49,000 telephone customers primarily in suburban Houston. It also has approximately 328,000 cellular "pops," including 2.34% ownership in the Houston, Galveston and Beaumont, Texas MSA, a 1% interest in the Little Rock, Arkansas MSA, and has interest in four Texas RSA markets. In addition, SLT serves approximately 6,900 cable television subscribers and owns one-third of Metropolitan Houston Paging Services, one of the largest paging networks in Texas.

     During 1992, ALLTEL Mobile increased its ownership to 100% in the Springfield, Missouri and Charlotte, North Carolina MSAs, to 80% in the Savannah, Georgia MSA and to 64% in the Little Rock, Arkansas
     MSA.

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

     During 1992, ALLTEL Mobile purchased an additional 42% interest in the Savannah, Georgia, MSA, increasing its total interest to 80%, purchased operating control of the Ft. Smith and Fayetteville, Arkansas, MSAs, as well as additional interests in three Arkansas and Oklahoma RSAs, one Missouri RSA, and three Alabama RSAs.

     In 1991, the Company acquired Missouri Telephone Company. Missouri Telephone Company serves approximately 20,000 customer access lines and 2,600 cable television customers in Missouri. It also has 320,000 cellular "pops" including 48% ownership in the Springfield, Mo. MSA cellular market where together with ALLTEL Mobile, the Company now owns a 98% interest.

     In early 1991, Systematics Information Services, Inc. ("Systematics") (now known as ALLTEL Information Services, Inc.) acquired Systems Limited, an international banking software firm headquartered in Hong Kong. Systems Limited is a provider of wholesale banking software.

     In January 1991, Systematics (now known as ALLTEL Information Services, Inc.) completed its acquisition of the cellular telephone billing and information system software of C-TEC Corporation ("C-TEC"), an independent telecommunications company.

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part I

     Item 1.  Business

                           THE COMPANY (continued)

     ACQUISITIONS (continued)

     In October 1990, Systematics (now known as ALLTEL Information Services, Inc.) acquired Computer Dynamics, Inc. ("CDI"), a mortgage data processor that services 200,000 loans for financial institutions in six states. During 1993, these mortgages were transferred to the CPI system.

     In July 1990, Systematics (now known as ALLTEL Information Services, Inc.) acquired HORIZON Financial Software Corporation ("Horizon") of Orlando, Florida. HORIZON develops and markets software for mid-sized community financial institutions using the IBM AS/400r computer technology.

     In May 1990, the Company acquired Systematics (now known as ALLTEL Information Services, Inc.) headquartered in Little Rock, Arkansas. Systematics is one of the nation's leading providers of information processing management services and advanced application software for the financial services, healthcare and telecommunications industries.

     In 1990, ALLTEL Mobile acquired the remaining 55% of the Aiken, South Carolina / Augusta, Georgia system, where ALLTEL Mobile already held a 45% interest thereby increasing its ownership to 100%.

     DISPOSITIONS

     In  1992,  the  Company  sold  substantially  all of the  assets  of  Ocean
     Technology, Inc. ("OTI"). OTI designed, developed, and manufactured command, control, and communication systems primarily for military use. In September 1991, the Company completed the sale of all of its natural gas operations. During 1990, the Company sold Denro, Inc., a manufacturing subsidiary.

     MANAGEMENT

     The Company's headquarters and regional offices staff supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, insurance, and technical research. They also coordinate the financing program for the entire corporate system.

     EMPLOYEES

     At January 31, 1995, the Company had 16,363 employees. Some of the employees of the Company's telephone subsidiaries are part of collective bargaining units. The Company maintains good relations with all employee groups.

     INDUSTRY SEGMENTS

     Financial information about industry segments is included in the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                            TELEPHONE OPERATIONS

     LOCAL SERVICE

     General

     The Company's telephone operating subsidiaries provide local service to over 1,643,000 customer lines through 667 exchanges. The telephone operating subsidiaries also offer facilities for private line, data transmission and other communications services. In addition, these subsidiaries sell and lease end user telephone equipment (terminal equipment) as well as maintenance and protection plans for customer-owned equipment.

     Regulation

     The Company's telephone operating subsidiaries are subject to regulation by the utility commissions of the states in which they operate. These commissions have jurisdiction over various matters including local and
     intrastate   toll  rates,   conditions  of  service,   securities   issues,
     depreciation rates, the encumbering or disposition of public utility properties and the prescription of a uniform system of accounts. There were no local rate increases granted to any of the Company's telephone operating subsidiaries in 1994, nor are there any rate requests currently pending before regulatory commissions. During 1994, telephone operations were affected by certain regulatory commission orders designed to reduce earnings levels. These orders did not materially impact the results of operations of the Company.

     Competition

     The Company's telephone subsidiaries provide local telephone service in their service areas without significant competition from other regulated carriers. However, ALLTEL does experience competition in its territories from alternative telecommunications systems which include facilities constructed by large end users or by interexchange carriers, satellite transmission services, cellular communications, cable television systems, radio-based personal communications services, competitive access providers and other systems which are capable of completely or partially bypassing the local telephone facilities. ALLTEL's subsidiaries are also competing for the sale and leasing of terminal equipment to business and residential customers as well as for the installation and maintenance of inside wire and terminal equipment.

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

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                      TELEPHONE OPERATIONS (continued)

     ACCESS SERVICES (continued)


     Regulation

     The Federal Communications Commission ("FCC") authorizes a rate-of- return ("ROR") that telephone companies may earn on interstate services they provide. Effective January 1, 1991, the FCC replaced rate-of-return regulation with price cap regulation for the Bell Operating Companies and GTE Corporation with an optional election for all other companies not remaining in the National Exchange Carrier Association ("NECA") Common Line and Traffic Sensitive Pools. The FCC reduced the ROR from 12.0% to 11.25% for companies remaining under ROR regulation. This 11.25% ROR continued through 1994. As of December 31, 1994, certain of the Company's telephone operating subsidiaries have exited the NECA traffic sensitive and end user tariffs.

     Price cap regulation for holding companies, such as ALLTEL, requires all affiliated operating telephone companies settling on a cost basis to choose price cap regulation at the same time or all remain under ROR regulation (with the exception of average schedule affiliates). Price cap regulation allows for different earnings potential than ROR depending on the "productivity offset" the company chooses. In addition, companies electing price cap regulation may make adjustments for the rate of inflation and exogenous (non-controllable) costs. Price cap regulation is designed to allow greater pricing flexibility and includes the risk of earnings lower than under ROR regulation. The FCC undertook a comprehensive review of the LEC price cap plan in 1994. An order mandating any changes for price cap companies is expected in early 1995. In 1992, the FCC initiated a rulemaking proceeding (CC Docket No. 92-135) to address regulatory alternatives for mid-size and small local exchange carriers. This proceeding resulted in a set of rules, adopted in September of 1993, that provide for a non price cap form of incentive regulation for which ALLTEL would be eligible.

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

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                      TELEPHONE OPERATIONS (continued)

     ACCESS SERVICES (continued)

     Interexchange carrier charges

     The FCC establishes access procedures by which interexchange carriers reimburse the Company's telephone operating subsidiaries for the use of their local networks to complete long-distance calls. With the exception of ALLTEL Carolina, Inc., ALLTEL Florida, Inc., ALLTEL Georgia Communications Corp., ALLTEL Pennsylvania, Inc., ALLTEL New York, Inc., ALLTEL Tennessee, Inc., Georgia ALLTEL Telecom Inc., Oklahoma ALLTEL, Inc. and Sugar Land Telephone Company, all of the Company's telephone operating subsidiaries participated in NECA's interstate traffic sensitive tariff and settlements processes during 1994. All companies, with the exception of ALLTEL Georgia Communications Corp. and Georgia ALLTEL Telecom Inc., also participated in NECA's common line tariffs and pools during 1994. For those companies remaining in the NECA common line and traffic sensitive pools, participation in NECA's revenue distribution process was entirely based on actual costs. Intrastate interlata services are reimbursed to the Company's telephone operating subsidiaries under arrangements ordered by state commissions. These arrangements are based on access and can be on a bill-and-keep or pooled basis. The Company's telephone operating subsidiaries receive reimbursement for intrastate intralata services through access or toll based revenue arrangements, once again on either a bill-and-keep or pooled basis.

     Equal access

     The Company's telephone operating subsidiaries offer equal access to nearly 94% of their customers. The availability of equal access provides customers with the opportunity to choose the long-distance company they want to use. The Company's telephone operating subsidiaries then program their equipment to allow the customer to use the selected long-distance company by dialing 1, the area code, and a seven-digit telephone number.

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

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                      TELEPHONE OPERATIONS (continued)

     ACCESS SERVICES (continued)

     Competition (continued)

     The long-range effect of competition on the provision and cost of telecommunications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible future federal and state legislation. The continued growth of competition may have an effect on the cost of telephone service to customers and on the telephone revenues of the Company's telephone operating subsidiaries. The FCC has ordered that the larger (Tier 1) local exchange carriers provide switched and special transport interconnection as well as tandem signaling to competitive providers. Local exchange carriers are no longer required to provide physical collocation but are required to tariff virtual interconnection arrangements.

     OTHER

     In November 1994, the Company signed definitive agreements to sell certain telephone properties serving approximately 111,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company in exchange for approximately $290 million in cash, assumed debt and 3,600 access lines in Pennsylvania. This sale will be completed on a state-by-state basis as necessary regulatory approvals are obtained. Once completed, this transaction will result in the Company's telephone operating subsidiaries serving approximately 1.5 million access lines in 14 states.


                            INFORMATION SERVICES

     GENERAL

     Effective February 15, 1995, the Company changed the names of its principal information services subsidiaries. Systematics Information Services, Inc. was changed to ALLTEL Information Services, Inc., Systematics Financial Services, Inc. was changed to ALLTEL Financial Information Services, Inc., Computer Power, Inc. was changed to ALLTEL Mortgage Information Services Inc., Systematics Healthcare Services, Inc. was changed to ALLTEL Healthcare Information Services, Inc. and Systematics Telecommunications Services, Inc. was changed to ALLTEL Telecom Information Services, Inc.

     ALLTEL Information Services, Inc. ("ALLTEL Information Services") provides a wide range of information processing services to the financial services, healthcare and telecommunications industries through information processing centers that it staffs, equips and operates. Information processing contracts are generally for a multi-year period. ALLTEL Financial Information Services Inc.'s software and services have been developed and improved continuously over the last 26 years and are designed to fulfill substantially all of the retail information processing and management information requirements of financial institutions. ALLTEL Information Services also markets software worldwide to financial services, healthcare and telecommunications companies operating their own information processing departments.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                      INFORMATION SERVICES (continued)

     GENERAL (continued)

     ALLTEL Healthcare Information Services, Inc. is primarily engaged in the development and marketing of comprehensive patient centered healthcare enterprise information systems to medium to large healthcare companies throughout North America and Europe. These systems are designed to enhance the quality of patient care, control processing costs and provide substantially all of the information requirements of its users. Under typical arrangements with hospitals, software is licensed under perpetual license arrangements. Software and hardware maintenance are normally contracted for periods of five to seven years. Contracts to install software normally range over periods from twelve to eighteen months. Other services provided include training, consulting and data processing services.

     ALLTEL Mortgage Information Services, Inc. provides data processing and related computer software and systems to financial institutions originating and/or servicing single family mortgage loans. This subsidiary's software products and processing services, combined with its team of mortgage bankers, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers which would otherwise have to be assembled in-house by each customer. ALLTEL Mortgage Information Services, Inc.'s on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

     CUSTOMERS

     ALLTEL Financial Information Services, Inc.'s primary market for its financial products and services are the nation's commercial banks and savings institutions and financial institutions outside the United States, primarily in Europe and Asia. Financial software and services are also marketed to mortgage service companies, credit unions and healthcare
     companies.   ALLTEL Telecom Information Services, Inc.'s primary market for its telecommunications products and services is the top 150 telephone companies and top 50 cellular companies in the United States. ALLTEL Healthcare Information Services, Inc.'s primary market for its healthcare software products are hospitals with 400 or more beds. Many of these customers are large, state funded hospitals which include a significant number of university hospitals and other large healthcare providers.

     ALLTEL Mortgage Information Services, Inc. provides its services primarily to financial institutions originating and/or servicing single family mortgage loans that have sold the loans in the secondary market while continuing to service the loans. These institutions which include more than one-half of the top 100 servicers of residential mortgages are located throughout the United States. In total, nearly 15 million mortgage loans representing over $1.1 trillion are processed by its software.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                      INFORMATION SERVICES (continued)

     COMPETITION

     ALLTEL Financial Information Services, Inc.'s competition primarily comes from "in-house" bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions. There are also other companies that provide information processing services to the telecommunications industry. Competition in the healthcare industry primarily comes from other companies that provide comprehensive integrated hospital information systems and from companies which offer solutions for individual departments within the respective healthcare enterprises.

     ALLTEL Mortgage Information Services, Inc.'s competition comes from "in-house" information processing departments and from other companies that offer information processing services to the mortgage banking industry. This subsidiary competes in its business by providing a high level of service and support.

     The information services subsidiaries substantially rely upon and vigorously enforce contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of their computer software.

     REGULATION AND EXAMINATION

     Both ALLTEL Financial Information Services, Inc. and ALLTEL Mortgage Information Services, Inc. are regulated by the federal agencies that have supervisory authority over banking, thrift, and credit union operations. ALLTEL Financial Information Services, Inc. is also classified as one of twelve national vendors that, as a result of their market share, process a significant portion of the financial industry assets. These industry leaders are also examined by the federal Financial Institutions Examination Council on an ongoing basis. The information services subsidiaries' management practices, policies, procedures, standards, and overall financial condition are components of these reviews. In addition to these corporate examinations, the information services subsidiaries' individual processing sites are examined, as if they were departments of their respective clients, by federal and state regulators, as well as the clients' internal audit departments and their independent auditing firms. The same standards of performance are applied to those information processing centers as are applied to the client financial institutions. Reports of the information services subsidiaries' data center performance are furnished to the Board of Directors of ALLTEL Information Services and to the Board of Directors of the examined client. The supervisory agencies include applicable state banking departments, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the National Credit Union Administration. The information services subsidiaries' processing contracts include a commitment to install all necessary changes in its computer software that are required by changes in regulations.

     ALLTEL Healthcare Information Services, Inc.'s operations are not specifically regulated by any federal or state healthcare agency. However, its software must meet all federal and state reporting requirements of its customers, including Medicare, Medicaid and other state sponsored programs.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                      INFORMATION SERVICES (continued)

     REGULATION AND EXAMINATION (continued)

     ALLTEL Mortgage Information Services, Inc. operates transmitters at the network's information processing facility hub and operates very small aperture technology ("VSAT") earth stations at numerous customer locations. Prior to initiation, construction or operation of the transmitters used in a VSAT satellite network, operators of these transmitters are required by the Communications Act of 1934 to be authorized by the FCC. The FCC grants licenses to VSAT operators for a predetermined number of earth stations that may be placed at unspecified locations in the domestic United States. ALLTEL Mortgage Information Services, Inc. has FCC authorization to operate its domestic earth station satellite network, consisting of one hub located in Jacksonville, Florida and various 1.8m and 2.4m VSATs.

     PRODUCT DEVELOPMENT AND SUPPORT

     In the past five years, the information services subsidiaries have spent approximately $134.1 million ($37.7 million in 1994) on IBM mainframe COBOL software design and development, or an average of 4.6% of their total information services operating revenues in those years. One of the information services subsidiaries has also begun to develop products which will be utilized in a UNIX based environment. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need continually to update or modify existing software and systems offered to customers. The information services subsidiaries intend to continue to maintain, improve, and expand the functions and capabilities of their software products over the next several years.

     OTHER

     In 1994, ALLTEL Information Services signed a long-term agreement to provide information processing services for the telephone operations of Citizens Utilities Company. Under terms of the ten year contract, ALLTEL Information Services will provide complete outsourcing services for Citizens' 750,000 telephone access lines, including generating Citizens' billing, customer service information, engineering, and operational support.

     In 1993, ALLTEL Information Services signed a long-term agreement with GTE Telecommunications Products and Services Group to outsource GTE's cellular billing operations.

     Within three months of acquiring TDS, ALLTEL Information Services signed its first hospital outsourcing contract with St. Joseph's Hospital in Parkersburg, West Virginia. Under terms of the five-year contract, Systematics assumed all healthcare information systems operations for this 375 bed hospital, including providing on-site and remote management, software implementation and support, hardware and network management and maintenance. TDS was merged with Systematics Healthcare Services, Inc. during 1994. As discussed previously, Systematics Healthcare Services, Inc.'s name was changed to ALLTEL Healthcare Information Services, Inc. on February 15, 1995.

     During 1991, ALLTEL Information Services signed a long-term facilities management contract to handle all information processing activities for ALLTEL's telephone and cellular operations.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                      PRODUCT DISTRIBUTION OPERATIONS

     GENERAL

     ALLTEL Supply, Inc. ("ALLTEL Supply"), with fourteen warehouses and thirteen counter-sales showrooms across the United States, is a major distributor of telecommunications equipment and materials. It supplies equipment to affiliated and non-affiliated telephone companies, business systems suppliers, railroads, governments, and retail and industrial companies. HWC, with ten warehouses throughout the United States, is one of the nation's leading suppliers of specialty wire and cable products.

     COMPETITION

     ALLTEL Supply and HWC (the "Distribution companies") experience substantial competition throughout their sales territories from other distribution companies and direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance.

     PRODUCTS

     ALLTEL Supply offers more than 35,000 products for sale. In addition, ALLTEL Supply inventories single and multi-line telephone sets, local area networks ("LANS"), switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items.

     HWC inventories more than 44,000 reels of specialty wire and cable. These include shielded and unshielded power cables, flame resistant cables, and high temperature precision engineered cables.

     The Distribution companies have not encountered any material shortages or delays in delivery of products from their suppliers.


                            CELLULAR OPERATIONS

     GENERAL

     ALLTEL Mobile provides cellular mobile telephone service in various major markets throughout the United States. Cellular telephone service combines the latest advances in telephone, radio and computer technology and is being marketed to business executives, on- the-move professional people and individual consumers. As cellular has become increasing more popular with broader segments of the population, ALLTEL Mobile has opened several retail stores, in addition to its traditional sales offices, where customers can purchase equipment and learn more about wireless services.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I
     Item 1.  Business

                      CELLULAR OPERATIONS (continued)

     BUSINESS

     One potential of a cellular telephone market's investment is quantified by the market's population times the percent of a company's ownership interest of the cellular operation in that market ("pops"). ALLTEL Mobile owns a majority interest in cellular operations in 12 MSAs and a minority interest in 13 other MSAs. This represents 4.6 million cellular pops. ALLTEL Mobile also owns a majority interest in cellular operations in 47 RSAs and a minority interest in 23 other RSAs. This represents 3.3 million cellular pops.

     ALLTEL Mobile operates systems in Charlotte, North Carolina; Little Rock, Arkansas, Jackson, Mississippi; Montgomery, Alabama; Springfield, Missouri; Ocala/Gainesville, Florida; Albany, Georgia; Aiken, South Carolina/Augusta, Georgia; Savannah, Georgia; Ft. Smith, Arkansas; and Fayetteville, Arkansas.

     COMPETITION

     Direct competition in the cellular telephone market consists of a non-wireline carrier licensed to provide cellular telephone service in the same area. Additionally, non-cellular mobile telephone service may be available in the licensed area but is not currently considered a direct competitor within the cellular market.

     ALLTEL Mobile expects to face additional new competitors in its markets as a result of the licensing of personal communication services ("PCS") providers currently under way by the FCC. It is expected that these new competitors will begin operations in 1996 or 1997. ALLTEL Mobile has and continues to take actions in its markets to minimize the impact of these new competitors; however, the long-term impacts of new competition can not be determined at this time.

     OTHER

     In January 1995, ALLTEL Mobile and BellSouth Mobility signed a definitive agreement involving cellular transactions impacting markets in five states. The agreement, which is contingent on BellSouth's success in winning a PCS license to provide services in North and South Carolina, would create a limited partnership comprising cellular properties owned by the two companies in five markets. The limited partnership would consist of BellSouth's interest in cellular properties in Columbia, South Carolina (85.5%) and Florence, South Carolina (100%) and ALLTEL Mobile's cellular interests in Columbia, South Carolina (14.5%), Jackson, Mississippi and eight contiguous RSAs (49.9%), Chattanooga, Tennessee (15.5%) and Pittsburgh, Pennsylvania (3.6%). ALLTEL Mobile and BellSouth Mobility would share ownership of the partnership 53.5% and 46.5%, respectively, with ALLTEL Mobile serving as managing partner. In addition, under terms of the agreement, BellSouth Mobility will purchase 0.1% of ALLTEL Mobile's ownership interest in its Jackson, Mississippi and eight contiguous RSA cellular properties. ALLTEL Mobile will purchase BellSouth Mobility's interest in six cellular properties in North and South Carolina. Purchase of the properties is subject to rights of first refusal by BellSouth's partners in these six cellular properties.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I
     Item 1.  Business

                          CELLULAR OPERATIONS (continued)

     OTHER (continued)

     In November 1994, ALLTEL Mobile signed a definitive agreement to exchange several of its cellular telephone properties for several cellular properties owned by United States Cellular Corp. ("U.S. Cellular"). Under terms of the agreement, ALLTEL Mobile will exchange certain assets in a West Virginia RSA and an Oklahoma RSA for U.S. Cellular's certain assets in a Georgia RSA and a North Carolina RSA. The acquired properties are contiguous to ALLTEL Mobile's Albany, Georgia and Charlotte, North Carolina markets. In January 1995, ALLTEL Mobile purchased U.S. Cellular's 20 percent interest in the Fort Smith, Arkansas, MSA, thereby increasing ALLTEL Mobile's ownership interest in the Fort Smith MSA to 100 percent.


                                   PAGING

     ALLTEL Mobile also operates wide-area computer-driven paging networks as a complementary service to cellular telephones. In addition to paging networks in Arkansas and Florida, the Company's acquisition of SLT in 1992 added a one-third ownership in one of the largest paging networks in Texas, which serves more than 177,000 subscribers.


                            DIRECTORY PUBLISHING

     ALLTEL Publishing currently coordinates advertising, sales, printing, and distribution for 362 telephone directories in 39 states.

     In October 1993, ALLTEL Publishing completed its purchase of GTE Directories independent publishing business, which includes contracts with more than 125 independent telephone companies across the country. Under terms of the agreement, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories provides directory sales and printing services through a separate contract with ALLTEL Publishing.


                          CABLE TELEVISION SERVICE

     The Company provides cable television service to more than 17,500 customers in certain areas of the Navajo Indian Reservation (which covers an area including parts of New Mexico, Arizona, and Utah), and to residents of Needles, California, Springfield, Missouri, and central Texas.

     In November 1994, as part of its agreement to sell certain telephone properties, the Company also signed definitive agreements to sell certain of its cable television properties to Citizens Utilities Company. These cable television properties serve approximately 7,000 customers in Arizona, California, New Mexico and Utah.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 1.  Business

                            NATURAL GAS DISTRIBUTION

    In 1991, the Company disposed of all of natural gas distribution operations.


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


                                INVESTMENTS

     LDDS

     ALLTEL owns approximately an 8% interest in LDDS Communications, Inc. ("LDDS"), a publicly-held company. The investment was acquired in exchange for the Company's previous interest in Advanced Telecommunications Corporation ("ATC"), which was acquired by LDDS during 1992.

     LDDS is one of the largest regional long-distance companies in the United States and provides long-distance telecommunications services to customers located in 41 states.

     COMDIAL

     ALLTEL owns approximately a 6% interest in Comdial Corporation, a producer of quality telephone sets and key systems.

     CHILLICOTHE

     ALLTEL owns a 19.8% interest in Chillicothe Telephone Company, which serves approximately 27,000 telephone lines in Ohio. Frederick G. Griech, President of ALLTEL Telephone Services Corporation's Northeast Region, and Americo Cornacchione, Senior Vice President-Accounting and Finance of ALLTEL Telephone Services Corporation's Northeast Region, are members of Chillicothe's Board of Directors.

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

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 2.  Properties

     TELEPHONE PROPERTY

     The Company's telephone property in service consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The gross investment by category in telephone property as of December 31, 1994 was as follows:

                                                      (Thousands)
      Telephone-
       Land, buildings and leasehold
         improvements                                 $  267,030
       Central office equipment                        1,232,517
       Outside plant                                   1,953,600
       Furniture, fixtures,
         vehicles and other                              303,747
           Total                                      $3,756,894

     Standard practices prevailing in the telephone industry are followed by the Company's telephone operating subsidiaries in the construction and maintenance of plant and facilities. Certain properties of the Company and its telephone operating subsidiaries are pledged as collateral for long-term debt.



     OTHER PROPERTY

     Other properties of the Company in service consist primarily of property, plant and equipment used in information services, product distribution and cellular telephone operations. The total investment by category for these operations as of December 31, 1994 was as follows:

                                                      (Thousands)

      Land, buildings and leasehold
        improvements                                    $164,623
      Data processing equipment                          257,830
      Cellular telephone plant
        and equipment                                    236,675
      Furniture, fixtures
        and miscellaneous                                 70,323
          Total                                         $729,451

     All of the Company's property is considered to be in reasonably sound operating condition.

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

     Item 10(b).    Executive Officers of the Registrant.

            Name                   Age                    Position

    *    Joe T. Ford                57           Chairman, President and
                                                 Chief Executive Officer
                                                 (beginning January 26, 1995)

   **    Max E. Bobbitt             50           President and Chief
                                                 Operating Officer
                                                 (up until January 4, 1995)

         Dennis J. Ferra            41           Senior Vice President -
                                                 Accounting and Administration

         Francis X. Frantz          41           Senior Vice President -
                                                 External Affairs, General
                                                 Counsel and Secretary

         Tom T. Orsini              44           Senior Vice President - Finance
                                                 and Corporate Development

         John L. Comparin           42           Vice President -Human Resources

         Ronald D. Payne            48           Vice President - Corporate
                                                 Communications

         Jerry M. Green             47           Treasurer

         John M. Mueller            44           Controller

         Deborah J. Akins           39           Assistant Treasurer

        * - On January 26, 1995, the Board of Directors named Joe T. Ford as President of the Company, in addition to his other responsibilities as Chairman and Chief Executive Officer.

        ** - On January 4, 1995, Max E. Bobbitt announced his retirement from the Company. Mr. Bobbitt had most recently served as the Company's President and Chief Operating Officer. On January 26, 1995, Mr. Bobbitt also resigned from his position as Director of the Company.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part I

     Item 10(b).  Executive Officers of the Registrant (continued)

     There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Except for Francis
     X. Frantz and John L. Comparin, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years.
     Mr. Frantz joined the Company in March, 1990 as Senior Vice President and General Counsel. Prior to joining ALLTEL, Mr. Frantz was a partner in the law firm of Thompson, Hine and Flory, Cleveland, Ohio. Mr. Comparin joined the Company in February, 1990 as Vice President - Human Resources. Prior to joining ALLTEL, Mr. Comparin was Director of Human Resources for Maxus Corp. (formerly Diamond Shamrock Corp.) of Dallas Texas.


                             FORM 10-K Part II


     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

              As of January 31, 1995, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 93,000. For additional information pertaining to Markets for ALLTEL Corporation's Common Stock and Related Stockholder Matters, refer to pages 35, 37, 42 and the inside back cover of ALLTEL's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     Item 6.  Selected Financial Data.

              For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page 32 of ALLTEL's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages 27-30 of ALLTEL's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     Item 8.  Financial Statements and Supplementary Data.

              For  information   pertaining  to  Financial   Statements  and
              Supplementary Data of ALLTEL Corporation, refer to pages 31 and 33-45 of ALLTEL's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

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


                             FORM 10-K PART III


     Item 10(a).    Directors of the Registrant.

             For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 10(b).    Executive Officers of the Registrant.

             For  information   pertaining  to  Executive   Officers  of  ALLTEL
             Corporation, refer to Part I, pages 16 and 17 of this Report.

     Item 11.  Executive Compensation.

             For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

             For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

             For information pertaining to Certain Relationships and Related Transactions, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is incorporated herein by reference.

                            ALLTEL Corporation
                    Securities and Exchange Commission
                            Form 10-K, Part IV


     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)   The following documents are filed as a part of this report:

                 1. Financial Statements:

                    The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries, included in the annual
                    report  of  ALLTEL   Corporation   to  its   stockholders
                    for the year ended December 31, 1994, are incorporated herein by reference:
                                                                   Annual Report
                                                                     Page Number

                    Report of Independent Public Accountants             31

                    Consolidated Balance Sheets - December 31, 1994
                       and 1993                                         34-35

                    Consolidated Statements of Income - for the
                      years ended December 31, 1994, 1993, and 1992      33

                    Consolidated Statements of Shareholders' Equity
                       - for the years ended December 31, 1994,
                       1993 and 1992                                     37

                    Consolidated Statements of Cash Flows
                       - for the years ended December 31, 1994,
                       1993 and 1992                                     36

                    Notes to Consolidated Financial Statements         40-45

                    Supplementary Information-Business Segment and
                       Quarterly (Unaudited) Financial Information
                                                                       38, 39
                                                                       and 45

                 The Consolidated Financial Statements and Supplementary Financial Information listed in the above index which are included in the 1994 Annual Report to Stockholders of ALLTEL Corporation are hereby incorporated by reference.

                             ALLTEL Corporation
                     Securities and Exchange Commission
                             Form 10-K, Part IV


     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                (continued):

              2. Financial Statement Schedules:
                                                                       Form 10-K
                                                                     Page Number

                 Report of Independent Public Accountants                 22

                 Schedule II. Valuation and Qualifying Accounts           23

              3. Exhibits:

                 See "Exhibit Index" located on page 24-27 of this document.

          (b) No reports on Form 8-K were filed during the last quarter of 1994.

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

              ALLTEL Corporation
                  Registrant

     By  /s/  Joe T. Ford
       Joe T. Ford, Chairman, President and        Date:  February 21,  1995
          Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By  /s/  Dennis J. Ferra                      Date:  February 21, 1995
       Dennis J. Ferra, Senior Vice President -
          Accounting and Administration
          (Principal Accounting Officer)

     Joe T. Ford, Chairman, President,
          Chief Executive Officer, and Director
          (Principal Executive Officer)

     Dennis J. Ferra, Senior Vice President -
          Accounting and Administration
          (Principal Accounting Officer)

     Tom T. Orsini, Senior Vice President -
          Finance and Corporate Development
          (Principal Financial Officer)
                                                    By /s/ Dennis J. Ferra
     Ben W. Agee, Director                             (Dennis J. Ferra,
                                                        Attorney-in-fact)
     Lawrence L. Gellerstedt III, Director
                                                 Date:  February 21,  1995
     W. W. Johnson, Director

     Emon A. Mahony, Jr., Director

     George C. McConnaughey, Director

     John P. McConnell, Director

     Philip F. Searle, Director

     John E. Steuri, Director

     Carl H. Tiedemann, Director

     Ronald Townsend, Director

     William H. Zimmer, Jr., Director

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





     To the Shareholders of
       ALLTEL Corporation:


     We have audited in accordance with generally accepted auditing standards, the financial statements included in ALLTEL Corporation's Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 23 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange
     Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     As explained in Note 3 to the financial statements, as of December 31, 1993, the Company changed its method of accounting for investments in conjunction with the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain
     Investments in Debt and Equity Securities."




     ARTHUR ANDERSEN LLP



     Little Rock, Arkansas,
     January 23, 1995.


                                           ALLTEL CORPORATION
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         (Dollars in Thousands)




     Column A                                    Column B                            Column C             Column D         Column E

                                                                                    Additions
                                     Per                        Adjusted     Charged to     Charged                       Balance at
                                   Previous     Adjustments    Beginning      Cost and      to Other      Deduction         End of
     Description                    Report         (B)          Balance       Expenses      Accounts      Describe          Period

Allowance for doubtful accounts,
   subscribers and others:

      For the years ended

        December 31, 1994           $10,766        $ 39         $10,805       $33,504          --         $22,799 (A)       $21,510

        December 31, 1993           $ 8,849        $656         $ 9,505       $13,636          --         $12,375 (A)       $10,766

        December 31, 1992           $10,961                     $10,961       $10,506        $205         $12,823 (A)       $ 8,849




     Notes:
     (A) Accounts charged off less recoveries of amounts previously charged off.
     (B) Reclassification of amount for companies purchased in 1994 and 1993.

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

      (b)    First   Amendment  to  Amended  and  Restated   Rights     *
             Agreement dated as of April l6, l990, between ALLTEL Corporation and Ameritrust Company N.A. (incorporated herein by reference to Form SE of ALLTEL Corporation
             filed with the Commission on April 23, l990).              *

      (c)    The Company agrees to provide to the Commission,  upon    --
             request, copies of any agreement defining rights of long-term debt holders.

  (10)(a)(1) Executive   Compensation   Agreement  and   amendments     *
             thereto by and  between  the  Corporation  and Joe T.
             Ford  (incorporated  herein by  reference  to  Exhibit
             10(b) to Form 10-K for the fiscal year ended  December
             31, 1983).

      (a)(2) Modification  to Executive  Compensation  Agreement by     *
             and   between   the   Corporation   and  Joe  T.  Ford
             effective as of January 1, 1987 (incorporated herein by reference to Exhibit 10(b)(2) to Form 10-K for the fiscal year ended December 31, 1986).

      (a)(3) Modification  to Executive  Compensation  Agreement by     *
             and  between  ALLTEL   Corporation  and  Joe T.  Ford,
             effective as of January 1, 1991 (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration Statement (No. 33-44736) on Form S-4 dated December 23, 1991).

      (a)(4) Split-dollar  Life Insurance  Agreement by and between     63
             the Corporation and Joe T. Ford effective as of March 1, 1994.

      (b)(1) Executive  Retirement  Agreement  by and  between  the     69
             Corporation and Max E. Bobbitt effective as of January 24, 1995.

      (b)(2) Split- dollar Life Insurance  Agreement by and between     84
             the Corporation and Max E. Bobbitt effective as of March 1, 1994.




    *   Incorporated herein by reference as indicated.

    Number and Name                                                      Page

    (10)(c)(1) Executive  Compensation Agreement by and between the        *
               Company and John E. Steuri effective as of April l7, l990 (incorporated herein by reference to Exhibit B of ALLTEL Corporation Registration Statement (No. 33-34495) on Form S-4 dated April 23, 1990).

    (c)(2)     Change  in  Control  Agreement  by and  between  the       89
               Company  and John L.  Comparin   effective  as of
               October 24, 1994.

    (c)(3)     Change  in  Control  Agreement  by and  between  the      109
               Company  and  Dennis J.  Ferra   effective  as of
               October 24, 1994.

    (c)(4)     Change  in  Control  Agreement  by and  between  the      129
               Company and Francis X.  Frantz   effective  as of
               October 24, 1994.

    (c)(5)     Change  in  Control  Agreement  by and  between  the      149
               Company  and  Tom  T.  Orsini    effective  as of
               October 24, 1994.

    (c)(6)     Change  in  Control  Agreement  by and  between  the      169
               Company  and  Ronald D.  Payne   effective  as of
               October 24, 1994.

    (d)(1)     Split-  dollar  Life  Insurance   Agreement  by  and      189
               between  the  Corporation  and   Dennis J.  Ferra
               effective as of March 1, 1994.

    (d)(2)     Split - dollar  Life  Insurance   Agreement  by  and      195
               between the Corporation and Francis X. Frantz effective as of March 1, 1994.

    (d)(3)     Split - dollar  Life  Insurance   Agreement  by  and      201
               between  the  Corporation  and   Tom  T.  Orsini
               effective as of March 1, 1994.

    (e)(1)     ALLTEL Corporation Supplemental Executive Retirement      207
               Plan, effective  October 24, 1994.

    (e)(2)     Directors' Retirement Plan of ALLTEL Corporation, as       *
               amended  and  restated   effective  January 1, 1994
               (incorporated herein by reference to Exhibit 10(d) to Form 10-K for the fiscal year ended December 31,
               1993).

    (f)(1)     Executive  Deferred   Compensation  Plan  of  ALLTEL       *
               Corporation,  as amended  and   restated  effective
               October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).).

    (f)(2)     Deferred  Compensation  Plan for Directors of ALLTEL       *
               Corporation,  as amended  and   restated  effective
               October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).).



    *   Incorporated herein by reference as indicated.

    Number and Name                                                   Page

    (10)(g)(l) ALLTEL  Corporation 1975 Incentive Stock Option Plan     *
               (as amended and restated effective July 26, 1988) (incorporated herein by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 31,
               1988).

    (g)(2)     ALLTEL    Corporation   1991   Stock   Option   Plan     *
               (incorporated herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).

    (g)(3)     ALLTEL   Corporation  l994  Stock  Option  Plan  for     *
               Nonemployee  Directors    (incorporated  herein  by
               reference  to  Exhibit  B to Proxy  Statement  dated
               March 4, l994).

    (g)(4)     ALLTEL   Corporation  l994  Stock  Option  Plan  for     *
               Employees (incorporated herein by reference to Exhibit A to Proxy Statement dated March 4, l994).

    (h)(1)     Systematics,  Inc. 1981 Incentive  Stock Option Plan     *
               and Amendment No. 1 thereto (incorporated herein by reference to Form S-8 (No. 33-35343) of ALLTEL Corporation filed with the Commission on June 11,
               1990).

    (h)(2)     Stock  Purchase  Plan for  Employees of  Systematics     *
               Information Services, Inc. and its Affiliates, effective June 18, 1991 (incorporated herein by reference to Exhibit 10(h)(2) to Amendment No.1 to Form 10-K for the fiscal year ended December 31,
               1993).

    (i)        ALLTEL     Corporation     Performance     Incentive     *
               Compensation Plan as amended,  effective January 1,
               1993  (Exhibit  10(i) to Form SE dated  February 17,
               1993).

    (j)        ALLTEL Corporation  Long-Term  Performance Incentive     *
               Compensation   Plan,   as    amended  and  restated
               effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).

    (j)(1)     Amendment  No.  1 to  ALLTEL  Corporation  Long-Term     *
               Performance Incentive  Compensation Plan as amended
               and    restated    effective    January   1,   1993,
               (incorporated   herein  by   reference   to  Exhibit
               10(j)(1) to Amendment No.1 to Form 10-K for the fiscal year ended December 31, 1993).

    (k)        ALLTEL  Corporation  Pension  Plan  (January 1, 1994     226
               Restatement).

    (l)        ALLTEL Corporation  Profit-Sharing  Plan (January 1,     533
               1994 Restatement).

    (m)        ALLTEL  Corporation Excess Benefit Plan, as restated      *
               January 1, 1994 (incorporated herein by reference to Exhibit 10(m) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).



    *   Incorporated herein by reference as indicated.

    Number and Name                                                      Page

    (10)(n)    Amended and Restated ALLTEL Corporation Supplemental        *
               Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).

    (o)        Systematics   Information   Services,   Inc.  Excess        *
               Benefit   Plan,   effective   January   1,   1994
               (incorporated herein by reference to Amendment No. 1 to Form 10-K for the fiscal year ended December 31,
               1993).

    (p)        ALLTEL  Corporation  Thrift  Plan  (January  1, 1994       612
               Restatement).

    (11)       Statement re computation of per share earnings.             28

    (13)       Annual  report to  stockholders  for the year  ended        33
               December  31, 1994.  Such report,  except for the
               portions   incorporated  by  reference   herein,  is
               furnished for the information of the SEC and is not "filed" as part of this report.

    (21)       Subsidiaries of the registrant.                             29

    (23)       Consents of experts and counsel.                            32

    (24)       Powers of Attorney.                                        696

    (27)       Financial  Data Schedule for the year ended December       698
               31, 1994.

    (99)(a)    Annual  report on Form  11-K for the Stock  Purchase        --
               Plan for  Employees  of  Systematics  Information
               Services, Inc. and its Affiliates for the year ended
               December 31, 1994 will be filed by amendment.

    (99)(b)    Annual   report   on  Form   11-K  for  the   ALLTEL        --
               Corporation  Thrift  Plan  for  the  year  ended
               December 31, 1994 will be filed by amendment.

    (99)(c)    Annual  report on Form 11-K for the Computer  Power,        --
               Inc.  Retirement  Savings Plan for the year ended
               December 31, 1994 will be filed by amendment.

    (99)(d)    Annual  report  on Form  11-K  for  the CP  National        --
               Corporation Incentive Thrift Savings Plan for the year ended December 31, 1994 will be filed by amendment.



    *   Incorporated herein by reference as indicated.