Form 10-K/A
period 1994-12-31
ALLTEL CORP
filed 1995-04-28
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A

               AMENDMENT NO. 1 TO ANNUAL REPORT FILED PURSUANT TO
          SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OT 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE
     Document                                               Incorporated Into
     Annual report to shareholders for the year
        December 31, 1994                                    Parts I, II and IV
     Proxy statement for the 1995 annual meeting
        of stockholders                                       Part III
     The Exhibit Index is located on page 2 of this amendment.

                                   SIGNATURE

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994 Annual Report on Form 10-K as set forth in the pages attached hereto;

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



                                          ALLTEL CORPORATION
                                               (Registrant)


                                        /s/  Dennis J. Ferra
                                            Dennis J. Ferra
                          Senior Vice-President - Accounting and Administration
                                             April 28, 1995

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part IV


     Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K:


           3.  Exhibits:

               See "Exhibit Index" located on page 2 of this amendment.

                                 EXHIBIT INDEX


 Number and Name                                                           Page

   (23)        Consents of experts (filed herewith  )                        3

   (99)(a)     Form 11-K information for the Stock Purchase Plan for         4
               Employees of Systematics Information Services, Inc.
               and its Affiliates for the years ended December 31, 1994 and 1993 (filed herewith).

   (99)(b)     Form 11-K information for the ALLTEL Corporation             12
               Thrift Plan as of December 31, 1994 and 1993 and for the year ended December 31, 1994 (filed herewith).

   (99)(c)     Form 11-K information for the Computer Power, Inc.           27
               Retirement Savings Plan as of December 31, 1994 and 1993 and for the year ended December 31, 1994 (filed herewith).

   (99)(d)     Form 11-K information for the CP National Corporation        39
               Incentive Thrift Savings Plan for the years ended
               December 31, 1994 and 1993 (filed herewith).