Form 10-Q
period 1995-03-31
ALLTEL CORP
filed 1995-05-12
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
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

Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

           Number of common shares outstanding as of March 31, 1995:

                                            188,787,000

           The Exhibit Index is located at sequential page 14 .

                               ALLTEL CORPORATION

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended March 31, 1995, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three and twelve months ended March 31, 1995 and 1994.

           Consolidated Balance Sheets - March 31, 1995 and 1994 and December
                      31, 1994.

           Consolidated Statements of Cash Flows - for the three and twelve months ended March 31, 1995 and 1994.

                               ALLTEL CORPORATION

                                   FORM 10-Q
                         PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

FINANCIAL CONDITION

     The Company's total capital structure was $3.615 billion at March 31, 1995, reflecting 47% common and preferred equity and 53% debt. This compares to a capital structure of $3.531 billion at December 31, 1994, reflecting 46% common and preferred equity and 54% debt. The Company's financial strength continues to provide it the flexibility to make necessary and desirable capital expenditures.

     Capital expenditures were $140.1 million in the first quarter of 1995 compared to $109.6 million in the first quarter of 1994. During the first quarter of 1995, the Company financed the majority of its capital expenditures through the internal generation of funds. Capital expenditures are forecast at $525.6 million for 1995 and are expected to be financed primarily from internally generated funds. The Company's capital expenditures were directed toward telephone operations to continue to modernize its network and invest in new equipment to provide telecommunications services. In addition, capital expenditures were incurred for expansion into new cellular and information services markets, and to upgrade existing cellular network facilities.

     The Company has a $500 million revolving credit agreement. Total borrowings outstanding under this agreement were $159.1 million at March 31, 1995, compared to $132.0 million at December 31, 1994 and $262.1 million at March 31, 1994. Borrowings under this agreement in 1995 were used primarily for general corporate requirements. In April 1994, the Company issued $250 million of 7.25% debentures to reduce borrowings under its revolving credit agreement. The decrease in borrowings under the revolving credit agreement for the twelve month period ended March 31, 1995 reflects the issuance of the $250 million debentures, partially offset by additional borrowings incurred for expansion of cellular investments and for other general corporate requirements.

       Long-term debt issued in the three month period of 1995 consisted of additional borrowings under the revolving credit agreement. During the fourth quarter of 1994, subsidiaries issued $60 million of 8.05 percent notes and $30 million of 8.17 percent notes to refinance existing high-cost indebtedness. The $250 million debentures along with the issuance of $90 million of notes by the subsidiaries account for the majority of long-term debt issued during the twelve months ended March 31, 1995.

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

     Telephone operations revenues and sales increased $8.2 million or 3% and $118.5 million or 11% for the three and twelve months ended March 31, 1995, respectively. Telephone operating income increased $6.3 million or 6% and $35.1 million or 9% for the three and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $109.8 million of the increase in revenues and sales and $41.7 million of the increase in operating income for the twelve month period, respectively. The increases in revenues and operating income as a result of the GTE Georgia acquisition were partially offset by a reduction in network access and long-distance revenues due to certain regulatory actions discussed below.

     Local service revenue increased $5.8 million or 6% and $63.1 million or 19% in the three and twelve month periods, respectively. The increase in revenues for the three month period resulted primarily from increases in customer access lines and growth in custom calling feature revenues. The acquisition of the GTE Georgia properties accounted for $45.7 million of the increase in local service revenues for the twelve month period. Growth in customer access lines and growth in customer calling feature revenues also contributed to the increase in revenues for the twelve month period. There have been no local rate increases granted to any of the Company's telephone operating subsidiaries during 1995, and management does not anticipate filing for any local rate increases during the remainder of 1995.

     Network access and long-distance revenues increased $1.4 million or 1% and $40.6 million or 7% for the three and twelve month periods, respectively. The increase in three month period was primarily due to higher volumes of access connections, while the acquisition of the GTE Georgia properties accounted for $54.5 million of the increase in revenues for the twelve month period. The increases in revenues for both periods were partially offset by the impact of changing from an average schedule to cost method of settling interstate access revenues by two of the Company's telephone operating subsidiaries and other regulatory commission actions designed to reduce earnings levels in Ohio (effective May 1, 1994) and California (effective January 1, 1995). These regulatory actions resulted in net decreases in revenues of approximately $6.5 million and $25.7 million for the three and twelve month periods ended March 31, 1995, respectively.

     Miscellaneous revenues increased $1.0 million or 3% and $14.8 million or 11% for the three and twelve month periods, respectively. The increase in the three month period was primarily due to increases in direct sales of telephone equipment, rental revenues, and sales of telephone equipment maintenance and protection plans. The acquisition of the GTE Georgia properties accounted for $9.6 million of the increase in miscellaneous revenues for the twelve month period. Increases in direct sales of telephone equipment, intrastate billing and collection revenues, directory advertising and sales of telephone equipment maintenance and protection plans also contributed to the increase in revenues for the twelve month period.

     Total telephone operating expenses increased $1.9 million or 1% and $83.4 million or 12% for the three and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $68.1 million of the increase in operating expenses for the twelve month period. Operating expenses for all periods increased due to increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, an increase in cost of products sold related to sales of telephone equipment and maintenance and protection plans and increased depreciation expense. These increases were partially offset by lower maintenance expense related to electro-mechanical switching equipment and a reduction in accounting, financial and human resource management expense resulting from the reorganization and consolidation of the Company's telephone operations.

     In November 1994, the Company signed definitive agreements to sell certain telephone properties serving approximately 113,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company in exchange for approximately $290 million in cash, assumed debt and 3,600 access lines in Pennsylvania. This sale will be completed on a state-by-state basis as necessary regulatory approvals are obtained and is expected to be completed by the end of 1995. The telephone properties to be disposed of represent approximately 10 percent of the telephone operations revenues for both periods and approximately 9 percent and 11 percent of the operating income for the three and twelve month periods ended March 31, 1995, respectively.

     The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If the Company's telephone subsidiaries no longer qualify for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the telephone subsidiaries' ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company's management periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This new standard, effective for calendar year 1996 financial statements, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The new standard also imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable for future recovery at each balance sheet date. The impact of implementing this standard, given the regulatory uncertainties discussed above, is not known at this time.

     Information Services

      Revenues and sales for the information services segment reflect increases of $18.5 million or 9% and $160.3 million or 22% for the three and twelve month periods, respectively. Growth in operating income for the information services segment continues to be adversely affected by the number of mergers and consolidations taking place in the financial services industry and the slowdown of mortgage refinancing activities. As a result, operating income decreased $1.8 million or 6% for the three month period and increased $11.1 million or 9% for the twelve month period, respectively.

     Information services revenues and sales increased in both periods primarily due to increases in the telecommunications portion of its outsourcing business. Additional services provided under existing facilities management contracts, additional software maintenance revenues, an increase in the number of loans processed, and increased usage of specialized programming service offerings also contributed to the increase in revenues and sales for all periods. The increase for the twelve month period also reflects the expansion of this segment's international and healthcare operations. Healthcare services revenues and sales increased primarily due to the acquisition of TDS Healthcare Systems Corporation ("TDS") in October 1993. The increases in revenues and sales for all periods were partially offset by lost operations from contract terminations due primarily to the merger and consolidation activity in the financial services market, and by a reduction in revenues collected for early termination of facilities management contracts. As a result of a decrease in mortgage refinancing activity, fees earned related to the processing and servicing of mortgage loans also decreased in both periods.

      The decrease in operating income for the three month period primarily resulted from lost operations due to contract terminations, an increase in operating costs including depreciation and amortization expense, increases in corporate operating expenses, and the reduction in fees collected on the early termination of facilities management contracts. The increase in operating income for the twelve month period reflects the increase in revenues and sales previously discussed, partially offset by additional costs incurred to procure and support new international service contracts, a reduction in fees collected on the early termination of facilities management contracts, lost operations from contract terminations and an increase in depreciation and amortization expense. Depreciation and amortization expense increased in both periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally generated software.

     As a result of the declining contributions from this segment's check processing and community banking operations, the Company recorded a write-down in the carrying value of these operations in December 1994. This write-down resulted in an after-tax charge of approximately $32 million and is included in the twelve months ended March 31, 1995.

     Product Distribution Operations

     The product distribution segment continued to show improved operating results. Revenues and sales reflect increases of $10.9 million or 11% and $67.0 million or 18% for the three and twelve month periods, respectively. Operating income increased $1.7 million or 32% and $8.0 million or 45% for the three and twelve month periods, respectively.

     The increases in revenues and sales for both periods was primarily due to growth in sales of telecommunications and data products to new and existing customers, including sales to affiliates. Sales of electrical wire and cable products also increased in all periods reflecting increased copper prices and a slightly higher demand for these products.

     Operating income increased in both periods primarily because of the increases in revenues and sales noted above. Increased profit margins of electrical wire and cable products resulting from the increase in copper prices also contributed to the growth in operating income in both periods. These increases were partially offset by an increase in selling related expenses.

     Cellular Operations

     Cellular operations provided solid operating results and contributed significantly to the Company's overall earnings growth. Revenues and sales reflect increases of $28.6 million or 48% and $111.0 million or 54% for the three and twelve month periods, respectively. Operating income increased $6.3 million or 42% and $38.9 million or 75% for the three and twelve month periods, respectively. During the twelve month period ended March 31, 1995, subscriber growth remained strong as the number of cellular customers grew to 520,480 from 322,447, an increase of 198,033 customers or 61%.

     Cellular operations revenues and sales increased in all periods primarily due to the significant growth in its customer base. The acquisition of new cellular properties and increased ownership interest in existing cellular properties also contributed to the growth in revenues and sales for the twelve month period. Operating income increased for all periods reflecting the increases in revenues and sales noted above, partially offset by higher expenses for selling and advertising, depreciation and other operating expenses.

     Other Operations

     Other operations revenues and sales decreased $5.1 million or 11% for the three month period and increased $49.9 million or 46% for the twelve month period, respectively. Operating income decreased $2.3 million or 49% for the three month period and increased $1.5 million or 13% for the twelve month period, respectively.

      Revenues and sales for other operations decreased in the three month period primarily due to a change in accounting related to the publication of directories. Concurrent with the purchase of the independent telephone directory operations of GTE Directories Corporation ("GTE Directories") effective October 1993, the Company began recognizing all revenues and expenses related to a published directory in the month of publication, instead of recognizing the revenues and expenses ratably over a twelve month period. As a result of this change, operating revenues for the three and twelve month periods ended March 31, 1994 include approximately $8.1 million and $32.2 million, respectively, of additional revenues related to directories accounted for under the previous method. The decrease in revenues and sales for the three month period was partially offset by the publication of additional directories in 1995. The increase in revenues and sales for the twelve month period was primarily due to the growth in publishing operations attributable to the purchase of the GTE Directories' operations discussed above. As a result of this acquisition, the number of directories published during the twelve months ended March 31, 1995 was 364 compared to only 147 directories published during the same period in 1994. The increase in revenues and sales for the twelve month period was partially offset by the impact on operating revenues due to the change in recognizing revenues and expenses discussed above.

     Operating income decreased in the three month period primarily due to the decrease in revenues and sales previously noted. Operating income for the twelve month period increased primarily due to the increase in revenues and sales, partially offset by increases in directory services expense, sales and marketing expenses, depreciation and other operating expenses related to the rapid growth and expansion of the directory publishing operations.

     Corporate Expenses

     Corporate operating expenses decreased $0.9 million or 16% and $4.5 million or 19% for the three month and twelve month periods, respectively. The decrease for the three month period was primarily due to a decrease in employee benefit costs including deferred compensation costs, partially offset by an increase in operating expenses including costs related to building operations. The decrease in the twelve month period was primarily due to a decrease in deferred compensation costs and other employee benefit costs.

     Other Income, Net

     Other income, net increased $2.9 million or 223% for the three month period and decreased $2.8 million or 699% for the twelve month period, respectively. The increase in the three month period was primarily due to an increase in equity income recognized on investments in cellular limited partnerships and an increase in capitalized interest costs related to long-term construction projects. These increases were partially offset by an increase in the minority interest in earnings of the Company's cellular operations by others. The decrease in the twelve month period reflects the increase in minority interest in earnings of the Company's cellular properties by others and the amortization of telephone plant acquisition adjustments related to the GTE Georgia properties acquisition. These decreases were partially offset by an increase in equity income recognized on investments in cellular limited partnerships and an increase in capitalized interest costs related to construction. The increase in equity income for both the three and twelve month periods reflects the improved operating results of those partnership interests not managed by the Company.

     Interest Expense

     Interest expense increased $5.6 million or 18% and $35.4 million or 33% for the three and twelve month periods, respectively. The increase in interest expense in all periods is primarily due to an increase in long-term debt outstanding. As previously discussed, the increase in long-term debt outstanding reflects the issuance of $90 million of notes by subsidiaries in the fourth quarter of 1994, the issuance of $250 million debentures in April 1994 to reduce borrowings under the Company's revolving credit agreement, and the issuance of $400 million debentures in November 1993 to finance the GTE Georgia properties acquisition.

     Gain on Exchange of Assets, Write-down of Assets and Other

     In the fourth quarter of 1994, the Company recorded a write-down of $54.2 million to reflect the net realizable value of its information services segment's community banking and check processing operations. This write-down resulted in a decrease of $.17 in earnings per share for the twelve month period ended March 31, 1995.

     In the fourth quarter of 1993, the Company recorded a gain on exchange of telephone properties with GTE, which was partially offset by the reorganization of its telephone operations as a result of this transaction. These transactions amounted to $69.9 million. In addition, the Company also recorded a partial write-down of its product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period
March 31, 1994.

     Income Taxes

     Income tax expense increased $1.7 million or 4% for the three month period and decreased $28.5 million or 15% for the twelve month period, respectively. The increase in the three month period primarily resulted from an increase in taxable income. The decrease in income tax expense for the twelve month period was primarily due to the tax benefit resulting from the write-down of the information services operations recorded in December 1994. In addition, income tax expense for the twelve months ended March 31, 1994 does not reflect a tax benefit from the write-down of product distribution operations, since utilization of the benefit is not certain.

     Net Income Applicable to Common Shares

     Net income applicable to common shares increased $6.7 million or 9% and $8.0 million or 3% for the three and twelve month periods, respectively. Primary earnings per common share for the three and twelve month periods ended March 31, 1995 increased 8% and 2%, respectively over the same periods in 1994. The twelve month period for 1995 includes the effect of the write-down of the information services segment's community banking and check processing operations. This write-down decreased net income by approximately $32 million or $.17 per share. The twelve month period for 1994 includes the effect of the net gain on exchange of telephone properties with GTE partially offset by the reorganization of the Company's telephone operations and the partial write-down of the product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

     Average Common Shares Outstanding

     The average number of common shares outstanding increased slightly for the three month period and increased 1% for the twelve month period ended March 31, 1995. The slight increase for the three month period reflects the issuance of approximately 0.3 million shares in connection with the acquisition of a subsidiary. The increase in the twelve month period was primarily due to the issuance of approximately 2.0 million shares in October 1993 for the acquisition of TDS.

                               ALLTEL CORPORATION

                                   FORM 10-Q
                          Part II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


        (a)     See the exhibits specified on the Index of Exhibits located at
                    Sequential Page 14.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                       12
                               ALLTEL CORPORATION

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



                                    ALLTEL CORPORATION
                                       (Registrant)



                                /S/ Dennis J. Ferra
                                    Dennis J. Ferra
                                    Senior Vice President -
                                    Accounting and Administration,
                                      and Chief Accounting Officer
                                    May 12, 1995



                                       13
                               ALLTEL CORPORATION

                                   FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                            Sequential
Exhibit No.                         Description                        Page No.


 (10)(k)(1)              Amendment No. 1 to ALLTEL Corporation
                         Pension Plan (January 1, 1994 Restatement)    23-25

 (20)                    Interim Report to Stockholders
                         for the periods ended March 31, 1995          15-22

 (27)                    Financial Data Schedule
                         for the three months ended March 31, 1995       26