Form 10-K/A
period 1994-12-31
ALLTEL CORP
filed 1995-08-09
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A

                  AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-4996

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

              (list all such items, financial statements, exhibits
                           or other portions amended)

Part I

       Item 1     Business.

Part III

       Item 11   Executive Compensation

       Item 13   Certain Relationships and Related Transactions

Signature Page From Annual Report on Form 10-K


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ALLTEL CORPORATION
                                              (Registrant)


                                          /s/ Dennis J. Ferra
                                              Dennis J. Ferra
                         Senior Vice-President - Accounting and Administration
                                              August 9, 1995

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

In December 1992, the Company acquired SLT Communications, Inc. ("SLT"). SLT serves approximately 49,000 telephone customers primarily in suburban Houston. It also has approximately 328,000 cellular "pops", including 2.34% ownership in the Houston, Galveston and Beaumont, Texas MSA, a 1% interest in the Little Rock, Arkansas MSA, and has interest in four Texas RSA markets. In addition, SLT serves approximately 6,900 cable television subscribers and owns one-third of Metropolitan Houston Paging Services, one of the largest paging networks in Texas.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1. Business

                            THE COMPANY (continued)

ACQUISITIONS (continued)

In October 1990, Systematics (now known as ALLTEL Information Services, Inc.) acquired Computer Dynamics, Inc.("CDI"), a mortgage data processor that services 200,000 loans for financial institutions in six states. During 1993, these mortgages were transferred to the CPI system.

In July 1990, Systematics (now known as ALLTEL Information Services, Inc.) acquired HORIZON Financial Software Corporation ("Horizon") of Orlando, Florida. HORIZON develops and markets software for mid-sized community financial institutions using the IBM AS/400 computer technology.

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

Competition

The Company's telephone subsidiaries provide local telephone service in their service areas without significant competition from other regulated carriers. However, the Company may experience future competition in its territories from alternative telecommunication systems which include facilities constructed by large end users or by interexchange carriers, satellite transmission services, cellular communications, cable television systems, radio-based personal communications services, competitive access providers and other systems which are capable of completely or partially bypassing the local telephone facilities. The method of that competition would primarily consist of providing alternative local services which may be based on price or availability of additional services. This type of competition is becoming more prevalent in urban areas with a large concentrated customer base, but has not materially affected the Company's more rural territories to date.

As legislation and state regulation relax the regulatory environment for local service and technology continues to advance, the Company likely will experience additional competitive situations and opportunities in the future. The Company cannot predict the specific effects of such competition on its business but is intent on meeting and taking advantage of the various opportunities which competition provides. The Company is addressing potential competition by focusing on improved customer satisfaction, reducing its cost structure, and becoming more efficient.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1. Business

                        TELEPHONE OPERATIONS (continued)

LOCAL SERVICE (continued)

ALLTEL's subsidiaries are also competing for the sale and leasing of terminal equipment to business and residential customers as well as for the installation and maintenance of inside wire and terminal equipment. The method of competition for the sale and leasing of terminal equipment and the installation and the maintenance of inside wire relates primarily to price and the availability of various alternatives in the customer premise equipment ("CPE") market. The Company offers these services in order to be a full service provider of telecommunication needs to its customers.

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

Interexchange carrier charges

The FCC establishes access procedures by which interexchange carriers reimburse the Company's telephone operating subsidiaries for the use of their local networks to complete long-distance calls. With the exception of ALLTEL Carolina, Inc., ALLTEL Florida, Inc., ALLTEL Georgia Communications Corp., ALLTEL Pennsylvania, Inc., ALLTEL New York, Inc., ALLTEL Tennessee, Inc., Georgia ALLTEL Telecom Inc., Oklahoma ALLTEL, Inc. and Sugar Land Telephone Company, all of the Company's telephone operating subsidiaries participated in NECA's interstate traffic sensitive tariff and settlements processes during 1994. All companies, with the exception of ALLTEL Georgia Communications Corp. and Georgia ALLTEL Telecom Inc., also participated in NECA"s common line tariffs and pools during 1994. For those companies remaining in the NECA common line and traffic sensitive pools, participation in NECA's revenue distribution process was entirely based on actual costs. Intrastate interlata services are reimbursed to the Company's telephone operating subsidiaries under arrangements ordered by state commissions. These arrangements are based on access and can be on a bill-and-keep or pooled basis. The Company's telephone operating subsidiaries receive reimbursement for intrastate intralata services through access or toll based revenue arrangements, once again on either a bill-and-keep or pooled basis.

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

ALLTEL Mortgage Information Services, Inc. operates transmitters at the network's information processing facility hub and operates very small aperture technology ("VSAT") earth stations at numerous customer locations. Prior to initiation, construction or operation of the transmitters used in a VSAT satellite network, operators of these transmitters are required by the Communications Act of 1934 to be authorized by the FCC. The FCC grants licenses toVSAT operators for a predetermined number of earth stations that may be placed at unspecified locations in the domestic United States. ALLTEL Mortgage Information Services, Inc. holds five VSAT licenses issued by the FCC to operate its domestic earth station satellite network, consisting of one 8.1m license for its VSAT hub located in Jacksonville, Florida and four other VSAT licenses ranging from 1.0m to 2.4m. Three of the VSAT licenses, including the 8.1m license, will expire in 1997, and the remaining two licenses will expire in 2003.

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

                        PRODUCT DISTRIBUTION OPERATIONS

GENERAL

ALLTEL Supply, Inc. ("ALLTEL Supply"), with fourteen warehouses and thirteen counter-sales showrooms across the United States, is a major distributor of telecommunications equipment and materials. It supplies equipment to affiliated and non-affiliated telephone companies, business systems suppliers, railroads, governments, and retail and industrial companies. HWC, with ten warehouses throughout the United States, is a major supplier of specialty wire and cable products.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1. Business

                  PRODUCT DISTRIBUTION OPERATIONS (continued)

COMPETITION

ALLTEL Supply and HWC (the "Distribution companies") experience substantial competition throughout their sales territories from other distribution companies and direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance. The Company is continually evaluating and implementing policies and strategies which will meet customer expectations and position the Distribution companies in the market as a quality customer-focused distributor. Examples of these policies and strategies include the customer cable management program offered by HWC and the "just-in-time" inventory trial conducted by ALLTEL Supply.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1. Business

                        CELLULAR OPERATIONS (continued)

BUSINESS (continued)


ALLTEL Mobile's subscriber fees are based upon the prevailing market and competitive conditions which exist in each service area operated. The churn rates experienced by ALLTEL Mobile are comparable with industry averages.

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

CABLE TELEVISION SERVICE

The Company provides cable television service to more than 17,500 customers in certain areas of the Navajo Indian Reservation (which covers an area including parts of New Mexico, Arizona, and Utah), and to residents of Needles, California, Springfield, Missouri, and central Texas. In total, thirty-three cities and municipalities are served by the Company's cable television operations. The number of broadcast channels provided by the Company in these service areas range from 17 to 40 channels, with an average of 25 channels provided per service area.

Neither the Company nor its cable television subsidiaries hold any spectrum or other licenses issued by the FCC related to its cable television operations. The Company's cable system receives signals by means of special antennae, microwave relay systems and earth stations. The system amplifies such signals and distributes programs to subscribers through a coaxial cable system. The sources of the Company's cable television programming consist of the signals received from national television networks, local and other independent television stations that operate in or near to the Company's service areas, satellite-delivered non-broadcast channels, and public service announcements. Through contractual arrangements, the Company has obtained the authority to re-transmit the program offerings supplied by these providers.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS

Directors who are not officers of ALLTEL receive $24,000 as an annual base fee and $1,500 for each Board meeting and each Committee meeting attended. Each Director who is not an officer of ALLTEL and serves as chairman of a Board Committee receives an additional annual fee of $3,000. Directors may elect to defer all or a part of their compensation under ALLTEL's deferred compensation plan for directors.

With respect to amounts deferred under ALLTEL's deferred compensation plan for directors, the director's deferred compensation account balance shall be credited for earnings, if any, equal to the greater of (a) or (b) as follows:

  (a) a percentage determined by dividing the cash dividends paid during the current year for which the crediting, if any, is to be made on a share of the Company's common stock by the book value for the year immediately preceding such current year; or

  (b)   a percentage equal to the sum of (i) and (ii) as follows:

        (i) the percentage increase in the closing sales price of one share of the common stock of the Company on the last trading day of the Company's fiscal year (Market Value) from the year immediately preceding the current year for which the crediting, if any, is to be made to the current year, except that if, the Market Value for such immediate preceding year is less than the Market Value used in calculating earnings for any preceding year, then the foregoing percentage increase shall instead be the percentage increase in the Market value from the prior highest Market Value used in calculating earnings to the Market Value for the current year; and

        (ii) a percentage determined by dividing the cash dividends paid during the current year for which the crediting, if any, is to be made on one share of the Company's common stock by the Market Value for the year immediately preceding the current year.

Under the Directors' Retirement Plan, a director who retires and has served ALLTEL as a director for at least five years and is not then serving as a corporate officer will receive an annual retirement payment based on the annual base director fee in effect in the year of retirement. The annual retirement payment equals 50% of that fee with an additional 5% for each year of service in excess of five years of service to a maximum of 100% of the annual director fee after 15 or more years of service. The retirement benefit is payable for a retired director's life only. A director is considered to have "retired" if his status as a director ceases for any reason other than his death or removal in accordance with applicable law.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS (continued)

Under the 1994 Stock Option Plan for Nonemployee Directors
(the "Director Plan"), immediately following the 1994 Annual Meeting of Stockholders on April 21, 1994, each nonemployee director received the initial grant of an option to purchase 10,000 shares of Common Stock at an exercise price of $26.25 per share (the closing market price of the Common Stock on that date). Similarly, each nonemployee director who first becomes a director after April 21, 1994, also automatically receives the initial grant of an option to purchase 10,000 shares of Common Stock on the date the person first becomes a nonemployee director at an exercise price equal to the closing market price of the Common Stock on that date. The Director Plan also provides for the automatic grant, following the conclusion of each subsequent annual meeting of stockholders, of an option to purchase 2,000 shares of Common Stock to each nonemployee director (other than a director who is first elected at such annual meeting).

The option price of options granted under the Director Plan is the fair market value of the Common Stock on the date the option is granted and is payable in cash, already-owned Common Stock, or a combination of both. The options vest and become exercisable on the day immediately preceding the next annual meeting of stockholders following the date of grant or, if earlier, on the death or disability of the holder or the occurrence of a "change of control."

A "change of control" shall be deemed to have occurred if:

   (i) Any "person" as defined in Sections 13(d) and 14(d) of the Exchange Act, other than ALLTEL, any of its subsidiaries, or any employee benefit plan maintained by ALLTEL or any of its subsidiaries becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of 15% or more of the outstanding voting capital stock of ALLTEL, unless prior thereto, the Continuing Directors (as defined in the immediately following sentence) approve the transaction that results in the person becoming the beneficial owner of 15% or more of the outstanding voting capital stock of ALLTEL. "Continuing Directors" means directors who were directors of ALLTEL at the beginning of the 24-month period ending on the date the determination is made or whose election, or nomination for election, by ALLTEL's stockholders was approved by at least a majority of the directors who are in office at the time of the election or nomination and who either (1) were directors at the beginning of the period or (2) were elected, or nominated for election, by at least a majority of the directors who were in office at the time of the election or nomination and were directors at the beginning of the period;

   (ii) At any time Continuing Directors no longer constitute a majority of the directors of ALLTEL;

   (iii) The Board fixes a record date for determining stockholders entitled to vote upon (1) a merger or consolidation of ALLTEL, statutory share exchange, or other similar transaction with another corporation, partnership, or other entity or enterprise in which either ALLTEL is not the surviving or continuing corporation or Shares (defined as shares of Common Stock, $1.00 par value, of ALLTEL) are to be converted into or exchanged for cash, securities other than Shares, or other property, (2) a sale or disposition of all or substantially all of the assets of ALLTEL, or (3) the dissolution of ALLTEL; or

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS (continued)

  (iv) ALLTEL enters into an agreement with any person, entity, or enterprise the consummation of which would result in the occurrence of an event described in subparagraphs (i), (ii), or (iii) above. Notwithstanding the foregoing, in no event shall a "Change in Control" be deemed to have occurred with respect to a Participant if the Participant is part of a purchasing group that consummates the Change in Control transaction. A Participant shall be deemed "part of a purchasing group" for purposes of the immediately preceding sentence if the Participant is an equity participant in the purchasing company or group other than as a result of passive ownership of less than five percent of the voting capital stock or voting equity interests of the purchasing company; or equity participation in the purchasing company or group that is otherwise not significant, as determined prior to the Change in Control by a majority of the Continuing Directors.

If a person ceases to be a nonemployee director, all vested options held by the person continue to be exercisable for a specified period thereafter not exceeding the remainder of the ten-year term of the option. Any options that have not vested by the time the person ceases to be a nonemployee director may not thereafter be exercised. The Director Plan will continue until the 1,000,000 shares of Common Stock available under the plan are issued, unless the plan is earlier terminated by the Board of Directors.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table shows the compensation, for each of the last three years, of ALLTEL's Chief Executive Officer and of ALLTEL's other four most highly compensated executive officers as of December 31, 1994:

                                                     ALLTEL Corporation
                                             Securities and Exchange Commission
                                                    Form 10-K, Part III

Item 11. Executive Compensation

COMPENSATION OF NAMED EXECUTIVE OFFICERS (continued)

                           SUMMARY COMPENSATION TABLE
                                                     Annual Compensation                 Long-Term Compensation
                                                                                          Awards      Payouts
                                                                                                      Long-Term
                                                                                        Securities   Incentive
                                                                       Other Annual     Underlying     Plan        All Other
Name              Principal Position        Year   Salary($)  Bonus($) Compensation($)  Options(#)   Payouts($)   Compensation($)
Joe T. Ford       Chairman and CEO          1994   650,000    585,000        -0-            -0-        221,875        102,350(a)
                  Chairman and CEO          1993   575,000    429,813        -0-        100,000        135,417        419,518
                  Chairman, President,
                   and CEO                  1992   550,000    412,500        -0-        140,000        187,500        328,246

Max E. Bobbitt*   President and Chief
                   Operating Officer        1994   475,000    391,875        -0-            -0-        146,250         70,315(a)
                  President                 1993   425,000    285,919        -0-         75,000         98,750        281,612
                  Executive Vice President  1992   400,000    270,000        -0-        100,000        123,750        205,251

John E. Steuri    Chairman and CEO,
                   ALLTEL Information
                   Services, Inc., a wholly-
                   subsidiary  ("AIS")      1994   365,000     89,856        -0-            -0-         97,631         34,650(b)
                  Chairman and CEO, AIS     1993   340,000    229,500        -0-         50,000         40,833         28,474
                  Chairman and CEO, AIS     1992   320,000    216,000        -0-            -0-            -0-         27,900

Francis X. Frantz Senior Vice President-
                   External Affairs and
                   General Counsel          1994   260,000    175,500        -0-            -0-         71,000         35,849(c)
                  Senior Vice President-
                   External Affairs and
                   General Counsel          1993   235,000    140,530        -0-         50,000         41,000        118,696
                  Senior Vice President
                   and General Counsel      1992   215,000    129,000        -0-         60,000         41,250         74,520

Tom T. Orsini     Senior Vice President-
                   Finance and Corporate
                   Development              1994   250,000    168,750        -0-            -0-         53,762         36,169(c)
                  Senior Vice President-
                   Finance and Corporate
                   Development              1993   190,000    114,000        -0-         50,000         28,958        164,962
                  Vice President-Corporate
                   Planning                 1992   165,000     99,000        -0-         50,000         31,500        118,425

* Mr. Bobbitt retired from ALLTEL effective January 4, 1995.

(a)  Includes the following amounts for Messrs. Ford and Bobbitt: contributions to the ALLTEL Profit Sharing Plan in the amount of
     $15,000 in each case, allocated benefits under the ALLTEL Excess Benefit Plan in the respective amounts of $64,087 and
     $41,871, dollar amount of premiums paid under supplemental split dollar life insurance policies in the respective amounts of
     $5,262 and $1,628, and "above-market" earnings on deferred compensation in the respective amounts of $18,001 and $11,816
     (payment of which is deferred until the deferred compensation is paid).
(b)  Includes employer contribution under employee stock purchase plan in the amount of $3,046, employer contribution to the ALLTEL
     Profit Sharing Plan in the amount of $7,500, employer matching contribution to the ALLTEL Thrift Plan in the amount of $2,250, allocated benefits under the ALLTEL Excess Benefit Plan in the amount of $12,391, and dollar amount of premiums paid under decreasing term life insurance policy in the amount of $9,463.
(c)  Includes the following amounts for Messrs. Frantz and Orsini: allocated benefits under the ALLTEL Excess Benefit Plan in the respective amounts of $15,605 and $13,901, employer contributions under the ALLTEL Profit Sharing Plan in the amount of
     $15,000 in each case, dollar amount of premiums paid under supplemental split dollar life insurance policies in the respective amounts of $86 and $0, and "above-market" earnings on deferred compensation in the respective amounts of $5,158 and $7,268
     (payment of which is deferred until the deferred compensation is paid).

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

COMPENSATION OF NAMED EXECUTIVE OFFICERS (continued)

            OPTION EXERCISES IN 1994 AND 1994 YEAR-END OPTION VALUES

The following table shows information concerning stock option exercises during 1994 by ALLTEL's Chief Executive Officer and by ALLTEL's other four most highly compensated executive officers:

                                                       Number of Securities                Value of Unexercised
                                                       Underlying Unexercised                   In-the-Money
              Shares Acquired                          Options at 1994 Year-End          Options at 1994 Year-End
   Name        on Exercise (#)   Value Realized ($)    Exercisable/Unexercisable       Exercisable/Unexercisable ($)
Joe T. Ford         10,000              $155,415              229,000/178,000               3,323,900/1,165,375
Max E. Bobbitt*        -0-                    -0-             185,000/130,000               2,766,860/835,625
John E. Steuri         -0-                    -0-             510,000/40,000                9,507,712/45,000
Francis X. Frantz      -0-                    -0-              90,000/92,000                1,087,750/645,875
Tom T. Orsini          -0-                    -0-              62,000/75,000                761,998/429,062

*  Mr. Bobbitt retired from ALLTEL effective January 4, 1995.

                    LONG-TERM INCENTIVE PLAN AWARDS IN 1994

ALLTEL's Long-Term Performance Incentive Compensation Plan provides ALLTEL's executive officers with the opportunity to receive cash incentive payments based on a three year measurement period if ALLTEL achieves a prescribed earnings per share target during that period. At the beginning of each Plan period, the Compensation Committee of the Board of Directors establishes the prescribed earnings per share target for that period. Awards determined payable for corporate level participants shall be based fully upon the degree of attainment of corporate incentive objectives. For the three-year measurement period of 1994 - 1996, the Committee approved objectives for Threshold, Target and Maximum payouts based on a specific percentage increase in earnings per share compounded annually for three years from the 1993 actual results. No awards will be payable if the minimum Threshold level of performance is not achieved.

The following table shows information concerning the awards made during 1994 with respect to the three-year measurement period 1994 through 1996 to ALLTEL's Chief Executive Officer and to ALLTEL's other four most highly compensated executive officers under the ALLTEL Long-Term Performance Incentive Plan
(other than Max E. Bobbitt, who retired from ALLTEL effective January 4, 1995, and, accordingly, forfeited entitlement to any award made to him during 1994 with respect to the three-year measurement period 1994 through 1996):

                                                                             Estimated Future Payouts*
                                  Performance Period
              Name                  Until Payout               Threshold ($)        Target ($)           Maximum ($)
         Joe T. Ford                    3 years                  81,250              162,500              243,750
         John E. Steuri                 3 years                  41,062               82,125              123,188
         Francis X. Frantz              3 years                  26,000               52,000               78,000
         Tom T. Orsini                  3 years                  25,000               50,000               75,000

*    Awards will be paid upon completion of the 1996 year on the basis of ALLTEL's performance during the three year period 1994-1996 as determined by ALLTEL's attainment of prescribed corporate and unit performance targets. In
     January 1994, the Compensation Committee of the Board of Directors specified those corporate and unit performance targets and the award levels for the indicated executive officers (which are stated as a percentage of each executive officer's average base salary during the 1994-96 period). The estimated future payouts shown above assume that each executive officer's average base salary during the 1994-96 period would be the same as his base salary during 1994.

                                                                   20

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AGREEMENTS

Mr. Joe T. Ford is employed by ALLTEL for a period extending to July 1, 2002, under a contract with ALLTEL that provides for a minimum base annual salary plus any incentive awards made under the Incentive Plan and the Long-Term Incentive Plan (the "Incentive Plans"). If the Board of Directors discontinues either or both of the Incentive Plans (or the application of either or both of them to Mr. Ford) or should a change of control of ALLTEL (as defined in the section "Change In Control Agreements" below) occur, the contract provides that Mr. Ford will receive, in the year in which such event occurs, an annual salary equal to the greater of his minimum base annual salary plus the average incentive awards made under the Incentive Plans over the preceding three years or his 1991 base annual salary compounded at an annual rate of 3% from January 1, 1991, to the beginning of the year in which such event occurs; thereafter Mr. Ford will receive an annual salary equal to the compensation paid during the preceding year, compounded by minimum annual increases of 3%. The contract provides for payment of disability benefits in amounts unaffected by that disability through the end of the calendar year following the calendar year in which the disability occurs and of a death benefit in the amount equal to Mr. Ford's compensation for one year. Assuming compensation at the 1994 level and retirement at the expiration of the contract period, the estimated annual benefit to be received by Mr. Ford is $714,543. The contract also provides that Mr. Ford may retire any time prior to the expiration of the contract period. If Mr. Ford were to elect early retirement, he would be entitled to retirement benefits under his contract reduced in accordance with a formula. The contract provides that those retirement benefits are in lieu of payments under ALLTEL's defined benefit pension plan described below. The contract provides for payment of survivorship benefits to Mr. Ford's wife, who would receive for her life 50% of the annual retirement compensation to which Mr. Ford is entitled. During 1994, ALLTEL accrued a total of $838,587 toward its future liability under Mr. Ford's contract.

Mr. Steuri is employed by ALLTEL Financial Information Services, Inc. for the period extending to June 1, 2004, under a contract that provides for a minimum base annual salary plus any incentive awards made under the Incentive Plan. If the Board of Directors of ALLTEL discontinues the Incentive Plan (or its application to Mr. Steuri), the contract provides that Mr. Steuri will receive, in the year in which such event occurs, an annual salary equal to the greater of his minimum base annual salary plus the average incentive award made in the preceding three years (or such lesser time as the Incentive Plan has been in effect or applicable to him) or his initial base annual salary compounded at an annual rate of 3% from May 31, 1990, to the beginning of the year in which such event occurs; thereafter Mr. Steuri will receive an annual salary equal to the compensation paid during the preceding year, compounded by minimum annual increases of 3%. The contract provides for payment of disability benefits in amounts unaffected by that disability through the end of one full year following the date on which that disability occurs and of death benefits in amounts equal to Mr. Steuri's compensation for one year. Assuming compensation at the 1994 level and retirement at the expiration of the contract period, the estimated annual retirement benefit to be received by Mr. Steuri would be $148,657. The contract also provides that Mr. Steuri may retire any time on or after May 6, 1999, whereupon he would be entitled to retirement benefits under the contract reduced in accordance with a formula set forth therein. The contract provides for payment of survivorship benefits to Mr. Steuri's wife, who would receive for her life 50% of the annual retirement compensation to which Mr. Steuri is entitled. During 1994, ALLTEL Financial Information Services, Inc. accrued a total of $240,000 toward its future liability under Mr. Steuri's contract.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AGREEMENTS (continued)

The minimum base annual salary originally established in Messrs. Ford's and Steuri's employment agreements may be increased by the Board of Directors during the term of their Agreements. When increased, such higher amount shall then be the minimum base annual salary and such minimum base annual salary shall not be reduced below the highest minimum base annual salary fixed from time to time by the Board of Directors.

Mr. Max E. Bobbitt retired as President and Chief Operating Officer of ALLTEL effective at the close of business on January 4, 1995. In connection with that retirement, Mr. Bobbitt and ALLTEL entered into an agreement (the
"Retirement Agreement") that superseded the contract under which Mr. Bobbitt had been employed by ALLTEL. Under the Retirement Agreement, ALLTEL will pay Mr. Bobbitt a retirement payment of $47,917 per month for the remainder of his life and, if his spouse survives him, will pay her $23,958 per month thereafter until her death. The Retirement Agreement also provides for the continuation of health and dental coverage for Mr. Bobbitt and his spouse during their lifetimes, for the immediate vesting of unvested options to purchase 130,000 shares of Common Stock under ALLTEL stock option plans, for the payment of vested benefits under the other plans in which Mr. Bobbitt participated, and for the continuation of certain supplemental split dollar life insurance arrangements for his benefit until he reaches age 65. Mr. Bobbitt has agreed that he will not engage in any business which competes with ALLTEL for a period of five years following his retirement.

CHANGE IN CONTROL AGREEMENTS

During 1994, ALLTEL entered into agreements with each of Messrs. Francis X. Frantz and Tom T. Orsini which provide that if, following a "change in control," the executive's employment terminates within twelve months (unless the termination is as a result of death, by ALLTEL as a result of the executive's disability or for "cause", or by the executive without "good reason") or if, after remaining employed for twelve months, the executive's employment terminates during the following three-month period (unless the termination is a result of death or is by ALLTEL as a result of the executive's disability) (each of the foregoing events being referred to as a "Payment Trigger"), ALLTEL is required to pay the executive an amount equal to three times the sum of his base salary as in effect immediately prior to the change in control or Payment Trigger and the maximum amounts he could have received under the Incentive Plans for the period commencing coincident with or most recently prior to the period in which the change in control or Payment Trigger occurs, but reduced by any other cash severance paid to him. ALLTEL also is required to make an additional payment to the executive in the amount of any excise tax under Section 4999 of the Internal Revenue Code as a result of any payments or distributions by ALLTEL plus the amount of all additional income tax payable by him as a result of such additional payments. Payments under the agreements are covered by ALLTEL's "grantor trust" described below. The agreements generally are effective for ten years.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

CHANGE IN CONTROL AGREEMENTS (continued)

As used in the section entitled "Executive Compensation Agreements" and this section, "change in control" is defined as:

   (i) Any "person", as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as mended (the "Exchange Act"), other than the Company, any of its subsidiaries, or any employee benefit plan maintained by the Company or any of its subsidiaries, becomes the "beneficial owner" (as defined in Rule l3d-3 under the Exchange Act) of (A) l5% or more, but no greater than 50%, of the outstanding voting capital stock of the Company, unless prior thereto, the Continuing Directors approve the transaction that results in the person becoming the beneficial owner of 15% or more, but no greater than 50%, of the outstanding voting capital stock of the Company or (B) more than 50% of the outstanding voting capital stock of the Company, regardless whether the transaction or event by which the foregoing 50% level is exceeded is approved by the Continuing Directors;

    (ii) At any time Continuing Directors no longer constitute a majority of the directors of the Company; or

    (iii) A record date is fixed for determining stockholders entitled to vote upon (A) a merger or consolidation of the Company, statutory share exchange, or other similar transaction with another corporation, partnership, or other entity or enterprise in which either the Company is not the surviving or continuing corporation or shares of common stock of the Company are to be converted into or exchanged for cash, securities other than common stock of the Company, or other property, (B) a sale or disposition of all or substantially all of the assets of the Company, or (C) the dissolution of the Company; or

     (iv) The Company enters into an agreement with any Person, the consummation of which would result in the occurrence of an event described in clause (i), (ii) or (iii) above.

DEFINED BENEFIT PENSION PLAN

ALLTEL maintains a trusteed, noncontributory, defined benefit pension plan covering salaried and non-salaried employees under which benefits are not determined primarily by final compensation (or average final compensation). Under this pension plan, each of Francis X. Frantz and Tom T. Orsini, following retirement, would have each period of post-January 1, 1988, service credited at 1% of compensation, plus .4% of that part of his compensation that exceeds the Social Security Taxable Wage Base for such year. Service prior to 1988, if any, would be credited on the basis of a percentage of his highest consecutive five-year average annual base salary, equal to 1% for each year of service prior to 1982 and thereafter increasing by .05% each year until 1988, but only prospectively, i.e., with respect to service earned in such succeeding year;
in addition, each of Messrs. Frantz and Orsini would receive an additional credit of .25% for each pre-1988 year of service after age 55, subject to a maximum of 10 years' such credit, and would have added to his annual pension benefits an amount equal to .4% of the amount by which his pre-1988 career average annual base salary (three highest years) exceeds his Social Security covered compensation, multiplied by his years of pre-1988 credited service. Various benefit payment options are available on an actuarially equivalent basis, including joint and survivor benefits. Compensation included in the pension base includes cash awards under the Incentive Plans.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

DEFINED BENEFIT PENSION PLAN (continued)

Assuming compensation at the 1994 level, continuation in the position he held during 1994, and retirement at age 65, the estimated annual benefit under the pension plan for each of Francis X. Frantz and Tom T. Orsini is $56,135 and $63,182 respectively. (None of the other executives included in the Summary Compensation Table on page 19 is a participant in or entitled to benefits under the pension plan.) Amounts shown are straight life annuity amounts and include amounts payable under the defined benefit portion of the ALLTEL Excess Benefit Plan.

EXCESS BENEFIT PLAN

Federal laws place certain limitations on pensions that may be paid under federal income tax qualified plans. The ALLTEL Excess Benefit Plan provides for the payment to certain employees outside tax-qualified pension and profit sharing plans of any amounts not payable under the tax-qualified pension plans by reason of limitations specified in the Internal Revenue Code. Currently, under the ALLTEL Excess Benefit Plan, Messrs. Ford, Steuri, Frantz, and Orsini are eligible for accruals with respect to benefits not payable under ALLTEL's defined contribution profit sharing plan, and Messrs. Frantz and Orsini are eligible for accruals with respect to benefits not payable under ALLTEL's defined benefit pension plan. Amounts accrued under the defined contribution portion of these plans in 1994 for each of these executives are included in the Summary Compensation Table on page 19.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

ALLTEL maintains a non-qualified supplemental executive retirement plan
(the "SERP") in which certain employees designated by the Board of Directors, including Messrs. Frantz and Orsini, participate. The SERP provides with respect to Messrs. Frantz and Orsini that, upon normal retirement at age 65 (or, if earlier, following a Payment Trigger that occurs after the participant's early retirement date), the executive will receive an annual benefit under the SERP, payable as a single life annuity, equal to 60% of the sum of (A) the highest of (i) his total compensation for the calendar year preceding his retirement, (ii) his average annual compensation for the three calendar years preceding his retirement, or (iii) if a Payment Trigger has occurred, his annual base salary as in effect immediately prior to the change in control (as defined in the change in control agreements described above), the Payment Trigger, or his retirement date, plus (B) the highest of the maximum amounts payable to him under the Incentive Plans for the period coincident with or most recently prior to a change in control, Payment Trigger or retirement. The amount of the normal retirement benefit under the SERP is not determined based on years of service.

Each of Messrs. Frantz and Orsini also is entitled to an early retirement benefit under the SERP if he retires before becoming entitled to the normal retirement benefit but after attaining the age of 60 with 15 or more years of service or age 55 with 20 or more years of service or after a Payment Trigger occurs (regardless of his years of service). The early retirement benefit is calculated the same as the normal retirement benefit, except that the percentage used in the calculation is 45% (increased ratably for the number of years of his service after the early retirement date, up to a maximum of 60%) rather than 60%.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

Item 11. Executive Compensation

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (continued)

If Mr. Frantz or Mr. Orsini dies after benefits commence, his spouse will receive 50% of the amount that he was receiving prior to his death. If he dies while employed, his surviving spouse will receive 50% of the amount that he would have received if he had retired on the day before death. Following retirement, each of Messrs. Frantz and Orsini (and his spouse and dependents) also is entitled to receive post-retirement medical benefits under the SERP together with reimbursement for any additional taxes incurred as a result of the benefits being taxed less favorably than they would have been if received by other retired employees. Payments to Messrs. Frantz and Orsini under the SERP are covered by ALLTEL's "grantor trust" described below.

The retirement benefits payable under the SERP are reduced by benefits (other than benefits attributable to employee contributions) paid under other ALLTEL qualified and nonqualified benefit plans other than the Allied Telephone Company Profit Sharing Plan. The benefits under the SERP are not subject to offset for Social Security. The estimated annual benefits payable to Messrs. Frantz and Orsini under the SERP upon retirement at normal retirement age are $29,901 and $22,664, respectively.

GRANTOR TRUST

ALLTEL maintains a "grantor trust" under Section 671 of the Internal Revenue Code (the "Trust") to provide certain participants in designated compensation and supplemental retirement plans and arrangements with greater assurance that the benefits and payments to which those participants are entitled under those plans and arrangements will be paid. Contributions by ALLTEL to the Trust are discretionary and totaled $3,114,000 as of December 31, 1994. Prior to a "change of control" of ALLTEL (as defined in the trust agreement for the Trust), benefits may not be paid from the Trust. Following a "change of control" of ALLTEL, benefits and payments may be paid from the Trust to the extent those benefits and payments are not paid by ALLTEL or its successor. The assets of the Trust are subject to the claims of the creditors of ALLTEL in the event ALLTEL becomes "insolvent" (as defined in the trust agreement for the Trust).

Item 13. Certain Relationships and Related Transactions.

For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 1995 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

By  /s/  Dennis J. Ferra                             Date:  February 21, 1995
  Dennis J. Ferra, Senior Vice President -
    Accounting and Administration
    (Principal Accounting Officer)

* Joe T. Ford, Chairman, President,
    Chief Executive Officer, and Director
    (Principal Executive Officer)

* Dennis J. Ferra, Senior Vice President -
    Accounting and Administration
    (Principal Accounting Officer)

* Tom T. Orsini, Senior Vice President -
    Finance and Corporate Development
    (Principal Financial Officer)
                                                     By /s/  Dennis J. Ferra
* Ben W. Agee, Director                               * (Dennis J. Ferra,
                                                        Attorney-in-fact)
* Lawrence L. Gellerstedt III, Director
                                                  Date:  February 21, 1995
* W. W. Johnson, Director

* Emon A. Mahony, Jr., Director

* George C. McConnaughey, Director

* John P. McConnell, Director

* Philip F. Searle, Director

* John E. Steuri, Director

* Carl H. Tiedemann, Director

* Ronald Townsend, Director

* William H. Zimmer, Jr., Director