Form 10-Q/A
period 1995-03-31
ALLTEL CORP
filed 1995-08-09
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

             AMENDMENT NO. 1 TO QUARTERLY REPORT FILED PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  188,787,000

           The Exhibit Index is located on page 3 of this amendment.

                                   SIGNATURE

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q as of March 31, 1995 as set forth in the pages attached hereto:

              (List all such items, financial statements, exhibits
                           or other portions amended)

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


Item 6. Exhibits and Reports on Form 8-K

  (a)      See the "Exhibit Index" located on page 3 of this amendment.

Signature Page of Form 10-Q


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLTEL CORPORATION
                                  (Registrant)

                              /S/ Dennis J. Ferra
                                  Dennis J. Ferra
             Senior Vice President - Accounting and Administration,
                          and Chief Accounting Officer
                                August 9, 1995

                               ALLTEL CORPORATION

                                  FORM 10-Q/A

                               INDEX OF EXHIBITS


Form 10-Q                                                    Sequential
Exhibit No.              Description                          Page No.


 (20)          Interim Report to Stockholders and
               Notes to Consolidated Financial
               Statements for the periods ended
               March 31, 1995                                   5-13

                               ALLTEL CORPORATION

                                   FORM 10-Q


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