Form 10-Q
period 1995-06-30
ALLTEL CORP
filed 1995-08-11
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Number of common shares outstanding as of June 30, 1995:

                                  188,887,000

The Exhibit Index is located at sequential page 15 .

                               ALLTEL CORPORATION
                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

     The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended June 30, 1995, a copy of which is attached hereto, are incorporated herein by reference:


     Consolidated Statements of Income - for the three, six and twelve months ended June 30, 1995 and 1994.

     Consolidated Balance Sheets - June 30, 1995 and 1994 and
            December 31, 1994.

     Consolidated Statements of Cash Flows - for the six and twelve months ended June 30, 1995 and 1994.

                               ALLTEL CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

     Total capital structure was $3.662 billion at June 30, 1995, reflecting 49% common and preferred equity and 51% debt. This compares to a capital structure of $3.531 billion at December 31, 1994, reflecting 46% common and preferred equity and 54% debt. The Company's financial strength continues to provide it the flexibility to make necessary and desirable capital expenditures and to expand its presence into new and existing telephone, cellular and information services markets.

     Capital expenditures for the three and six month periods in 1995 were $139.4 million and $279.5 million, respectively, compared to $146.8 million and $256.4 million for the same periods in 1994. During the first six months of 1995, the Company financed the majority of its capital expenditures through the internal generation of funds. Capital expenditures are forecast at $549.6 million for 1995, which are expected to be financed primarily from internally generated funds. The Company's capital expenditures were directed toward telephone operations to continue to modernize its network and invest in new equipment to provide new telecommunications services. In addition, capital expenditures were incurred for expansion into existing cellular and information services markets, and to upgrade the Company's cellular network facilities.

     The Company has a $500 million revolving credit agreement. Total borrowings outstanding under this agreement were $168.4 million at June 30, 1995, compared to $132.0 million at December 31, 1994. At
June 30, 1994, $104.4 million was outstanding under this agreement. The increase in borrowings under the revolving credit agreement for the six and twelve month periods was incurred for expansion of cellular investments and for other general corporate requirements.

     Long-term debt issued in the three and six month periods of 1995 consisted of additional borrowings under the revolving credit agreement.
During the fourth quarter of 1994, subsidiaries issued $60 million of 8.05 percent notes and $30 million of 8.17 percent notes to refinance existing high-cost indebtedness. The issuance of the notes by the subsidiaries and additional borrowings under the revolving credit agreement account for the majority of long-term debt issued during the twelve months ended June 30, 1995.

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

     Telephone operations revenues and sales increased $7.2 million or 2%, $15.4 million or 3%, and $76.3 million or 7% for the three, six, and twelve months ended June 30, 1995, respectively. Telephone operating income increased $6.3 million or 6%, $12.6 million or 6% and $26.9 million or 7% for the three, six and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $74.6 million of the increase in revenues and sales and $34.4 million of the increase in operating income for the twelve month period, respectively. The increases in revenues and operating income as a result of the GTE Georgia acquisition were partially offset by a reduction in network access and long-distance revenues due to certain regulatory actions discussed below.

     Local service revenue increased $6.5 million or 7%, $12.3 million or 6% and $46.8 million or 13% in the three, six, and twelve month periods, respectively. The increase in revenues for the three and six month periods primarily resulted from growth in customer access lines and growth in custom calling feature revenues. The acquisition of the GTE Georgia properties accounted for $28.6 million of the increase in local service revenues for the twelve month period. Increases in customer access lines and growth in custom calling feature revenues also contributed to the increase in revenues for the twelve month period. There have been no local rate increases granted to any of the Company's telephone subsidiaries during 1995, and management does not anticipate filing for any local rate increases during the remainder of 1995.

     Network access and long-distance revenues decreased $0.6 million for the three month period, increased $0.7 million for the six month period and increased $19.4 million or 3% for the twelve month period, respectively. The acquisition of the GTE Georgia properties accounted for $40.0 million of the increase in network access and long-distance revenues for the twelve month period. Although higher volumes of access usage occurred in all periods of 1995, growth in network access and long-distance revenues has been impacted by certain regulatory commission actions designed to reduce earnings levels in Ohio (effective May 1, 1994) and California (effective January 1, 1995). Additionally, two of the Company's telephone operating subsidiaries changed their method of settling interstate access revenues from an average schedule to cost method. The effect of these regulatory actions have resulted in net decreases in revenues of approximately $5.5 million, $13.9 million and $27.8 million for the three, six and twelve month periods ended June 30, 1995, respectively.

     Miscellaneous revenues increased $1.4 million or 4%, $2.4 million or 3% and $10.0 million or 7% for the three, six and twelve month periods, respectively. The increases in the three and six month periods were primarily due to increases in direct sales of telephone equipment, sales of telephone equipment protection plans and directory advertising revenues. The acquisition of the GTE Georgia properties accounted for $6.0 million of the increase in the twelve month period. Increases in direct sales of telephone equipment, intrastate billing and collection revenues, rental revenues, directory advertising revenues and sales of telephone equipment protection plans also contributed to the increase in revenues for the twelve month period.

     Total telephone operating expenses increased $0.9 million, $2.8 million or 1%, and $49.4 million or 7% for the three, six, and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $40.2 million of the increase in operating expenses for the twelve month period. Operating expenses for all periods increased due to increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, increased cost of products sold related to direct sales of telephone equipment and protection plans, and increased information service charges and depreciation expense. These increases were partially offset by lower maintenance expense related to electro-mechanical switching equipment, and decreases in call completion services and other general and administrative expenses, reflecting the Company's ongoing cost control efforts. Operating expenses also decreased in all periods due to the elimination of transitional customer billing services provided by GTE for the GTE Georgia properties.
These properties were converted to the Company's billing system in February
1994.

     In November 1994, the Company signed definitive agreements to sell certain telephone properties serving approximately 113,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $290 million in cash, assumed debt and 3,600 access lines in Pennsylvania. The sale of the telephone properties in Oregon and West
Virginia were completed at the end of the second quarter of 1995, and resulted in a pre-tax gain of $30.9 million. The sale of the remaining telephone properties will be completed on a state-by-state basis as necessary regulatory approvals are obtained. The Company expects to complete the sale of the remaining properties by the end of 1995, assuming the required regulatory approvals are received and that all other conditions and requirements are satisfied. The telephone properties to be disposed of represent approximately 10 percent of the telephone operations' revenues and operating income for the three, six and twelve month periods ended June 30, 1995, respectively.

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

Information Services

     Revenues and sales for the information services segment reflect increases of $12.5 million or 6%, $31.0 million or 7% and $121.1 million or 16% for the three, six and twelve month periods, respectively. Growth in operating income for the information services segment continues to be adversely affected by the number of mergers and consolidations occurring in the financial services and mortgage industries and the slowdown of mortgage refinancing activities. As a result, operating income decreased $5.4 million or 16%, $7.1 million or 11% and increased $1.3 million or 1% for the three, six and twelve month periods, respectively.

     Information services' revenues and sales increased in all periods primarily due to increases in the telecommunications and healthcare portions of its outsourcing business. Additional services provided under new and existing facilities management contracts, additional software maintenance revenues, an increase in the number of loans processed, and increased usage of specialized programming service offerings also contributed to the increase in revenues and sales for all periods. Healthcare services' revenues and sales increased primarily due to the acquisitions of Medical Data Technology, Inc. ("MDT") in November 1994 and TDS Healthcare Systems Corporation ("TDS")in October 1993. The increases in revenues and sales for all periods were partially offset by lost operations from contract terminations due primarily to the merger and consolidation activity in the financial services market, a reduction in revenues collected for early termination of facilities management contracts, and by decreases in software licensing fees and international software sales. As a result of the consolidation of the mortgage industry and the decrease in mortgage refinancing activity, fees earned related to the processing and servicing of mortgage loans also decreased in all periods.

     The decreases in operating income for the three and six month periods primarily resulted from lost operations due to contract terminations, an increase in operating costs including corporate operations and depreciation and amortization expense, and by reductions in high margin licensing fees and fees collected on the early termination of facilities management contracts. The increase in operating income for the twelve month period reflects the increase in revenues and sales previously discussed, partially offset by a reduction in fees collected on the early termination of facilities management contracts, lost operations from contract terminations, a reduction in high margin licensing fees, and increases in corporate operating expenses and depreciation and amortization expense. The increase in corporate operating expenses for all periods reflects approximately $3 million in severance pay costs relating to the planned workforce reduction announced by this segment in June 1995. Depreciation and amortization expense increased in all periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

     As a result of the declining contributions from this segment's check processing and community banking operations, the Company recorded a pre-tax write-down of approximately $54.2 million to reflect the net realizable value of these operations in December 1994. In accordance with the Company's plan for the disposal of the check processing operations, the Company recorded an additional $5.0 million pre-tax write-down in the second quarter of 1995 to reflect the current estimated net realizable value of these operations.

Product Distribution Operations

     The product distribution segment produced double-digit growth in both revenues and sales and operating income. Revenues and sales reflect increases of $10.8 million or 10%, $21.7 million or 10% and $70.0 million or 18% for the three, six and twelve month periods, respectively. Operating income increased $1.4 million or 25%, $3.2 million or 29% and $8.1 million or 43% for the three, six and twelve month periods, respectively.

     The increases in revenues and sales for all periods were primarily due to growth in sales of telecommunications and data products to new and existing customers. Increased sales to affiliates accounted for approximately $5.2 million, $7.4 million and $37.9 million of the increase in sales for the three, six and twelve month periods, respectively. Sales of electrical wire and cable also increased in all periods reflecting increased copper prices and a higher demand for these products.

     Operating income increased in all periods primarily because of the increases in revenues and sales noted above. Increased profit margins of electrical wire and cable products, primarily resulting from the increase in copper prices, also contributed to the growth in operating income in all periods. These increases were partially offset by an increase in selling-related expenses.

Cellular Operations

     Cellular operations provided solid operating results and contributed
significantly to the Company's overall earnings growth.   Revenues and sales
reflect increases of $34.9 million or 51%, $63.6 million or 49% and $121.0 million or 53% for the three, six and twelve month periods, respectively. Operating income increased $11.2 million or 51%, $17.5 million or 47% and $39.0 million or 62% for the three, six and twelve month periods, respectively. Subscriber growth remained strong, as approximately 159,000 units have been placed in service during the first six months of 1995, reflecting the results of several aggressive sales promotions. For the twelve month period ended
June 30, 1995, the number of cellular customers grew to 568,098 from 360,493, an increase of 207,605 customers or 58%.

     Cellular operations revenues and sales increased in all periods primarily due to the significant growth in its customer base. The acquisition of new cellular properties also contributed to the growth in revenues and sales in all periods. Operating income increased for all periods reflecting the increases in revenues and sales noted above, partially offset by higher expenses for selling and advertising, depreciation and other operating expenses.

Other Operations

     Other operations revenues and sales decreased $7.8 million or 18%, $12.9 million or 14% and increased $11.1 million or 8% for the three, six and twelve month periods, respectively. Operating income decreased $2.6 million or 59%, $4.9 million or 54% and $3.3 million or 24% for the three, six and twelve month periods, respectively.

     Revenues and sales for other operations decreased in the three and six month periods primarily due to a change in accounting related to the publication of directories. Concurrent with the purchase of the independent telephone directory operations of GTE Directories Corporation
("GTE Directories") effective October 1993, the Company began recognizing all revenues and expenses related to a published directory in the month of publication, instead of recognizing the revenues and expenses ratably over a twelve month period. As a result of this change, revenues and sales for the three, six and twelve month periods ended June 30, 1994 include approximately $5.7 million, $13.8 million and $32.9 million, respectively, of additional revenues related to directories accounted for under the previous method. In addition, fewer directories were published in the three and six month periods of 1995 compared to the prior-year periods. The increase in revenues and sales for the twelve month period was primarily due to the growth in publishing operations attributable to the purchase of the GTE Directories' operations discussed above. As a result of this acquisition, the number of directories published during the twelve months ended June 30, 1995 was 357 compared to only 234 directories published during the same period in 1994. The acquisition of the GTE Directories' operations accounted for $39.4 million of the increase in revenues and sales for the twelve month period. This increase was partially offset by the impact on operating revenues due to the change in revenue and expense recognition discussed above.

     Operating income decreased in the three and six month periods primarily due to the decreases in revenues and sales previously noted. Operating income for the twelve month period decreased primarily due to increases in operating expenses including publishing rights, directory services, printing and distribution costs and selling-related expenses, resulting from the overall growth and expansion of the directory publishing operations. For all periods of 1995, operating income also reflects lower margins realized on directories published for affiliates, due to increased fees for publishing rights under the terms of a new contract that became effective January 1, 1995.

Corporate Expenses

     Corporate operating expenses increased $3.1 million or 65%, $2.2 million or 21% and $0.5 million or 2% for the three, six and twelve month periods, respectively. The increases in all periods reflect the reclassification of the amortization of telephone plant acquisition adjustments related to the GTE Georgia properties acquisition. For all periods of 1994, this amortization expense was classified as non-operating expense. Increased employee benefit costs also contributed to the increases in corporate operating expenses for the three and twelve month periods. The increases for the twelve month period were partially offset by a reduction in operating expenses including costs related to building operations.

Other Income, Net

     Other income, net increased $2.9 million or 94%, $5.7 million or 132% and $2.9 million or 90% for the three, six and twelve month periods, respectively. The increases in all periods were primarily due to increases in equity income recognized on investments in cellular limited partnerships and increases in capitalized interest costs related to long-term construction projects. In addition, other income, net for all periods of 1995 does not include the amortization of telephone plant acquisition adjustments related to the GTE Georgia properties acquisition that were reclassified to corporate operating expenses as previously discussed. The increases in all periods were partially offset by increases in the minority interest in earnings of the Company's cellular operations by others. The increases in equity income for all periods reflects the improved operating results of those partnership interests not managed by the Company.

Interest Expense

     Interest expense increased $3.4 million or 10%, $9.0 million or 14% and $27.6 million or 23% for the three, six and twelve month periods, respectively, primarily due to an increase in long-term debt outstanding. The increase in interest expense for the three month period reflects the additional amounts borrowed under the Company's revolving credit agreement. The increases in interest expense for the six and twelve month periods primarily resulted from the issuance of $250 million debentures in April 1994 to reduce borrowings under the Company's revolving credit agreement. The increase in interest expense for the twelve month period also reflects the issuance of $400 million debentures in November 1993 to finance the GTE Georgia properties acquisition.

Gain on Disposal or Exchange of Assets, Write-down of Assets and Other

     As previously discussed, during the second quarter of 1995, the Company recorded a gain of $30.9 million on the sale of its telephone properties in West Virginia and Oregon to Citizens, and the Company recorded an additional write-down of $5.0 million to reflect the current estimated net realizable value of its information services segment's check processing operations. The net income impact from these transactions resulted in an increase of $16.6 million in net income and $.09 in earnings per share for the three and six month periods ended June 30, 1995, respectively.

     In addition to reflecting the impact of the above transactions, net income for the twelve month period also includes a write-down of $54.2 million recorded by the Company in the fourth quarter of 1994. This write-down was recorded to reflect the net realizable value of the Company's information services segment's community banking and check processing operations. The net income impact from the gain on the sale of telephone properties and the write-downs resulted in a decrease of $.08 in earnings per share for the twelve month period ended June 30, 1995.

     In the fourth quarter of 1993, the Company recorded a gain on exchange of telephone properties with GTE, which was partially offset by the reorganization of its telephone operations as a result of this transaction. These transactions amounted to $69.9 million. In addition, the Company recorded a write-down of $42.5 million to reflect an impairment in the carrying value of its product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period ended June 30, 1994.

Income Taxes

     Income tax expense increased $11.4 million or 24%, increased $13.1 million or 14% and decreased $26.0 million or 13% for the three, six and twelve month periods, respectively. The increase in the three and six month periods primarily resulted from an increase in taxable income. The decrease in income tax expense for the twelve month period was primarily due to the tax benefit resulting from the write-down of the information services operations recorded in December 1994. In addition, income tax expense for the twelve months ended June 30, 1994 does not reflect a tax benefit from the write-down of product distribution operations, since utilization of the benefit is not certain.

Net Income Applicable to Common Shares

     Net income applicable to common shares increased $22.0 million or 29%, $28.7 million or 19% and $17.5 million or 6% for the three, six and twelve month periods, respectively. Primary earnings per common share for the three, six and twelve month periods ended June 30, 1995 increased 30%, 19% and 6%, respectively over the same periods in 1994. The three and six month periods for 1995 include the effect of the gain on the sale of certain telephone properties and the additional write-down of the information services segment's check processing operations. The net income impact from these transactions resulted in an increase of $.09 in earnings per share. The twelve month period for 1995 also includes the effect of the December 1994 write-down of the information services segment's community banking and check processing operations. Excluding these transactions, net income would have increased
$5.3 million or 7%, $12.0 million or 8% and $32.9 million or 12% and earnings per share would have increased 8%, 8% and 11% for the three, six and twelve month periods, respectively.

     The twelve month period for 1994 includes the effect of the net gain on exchange of telephone properties with GTE partially offset by the reorganization of the Company's telephone operations and the partial write-down of the product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

Average Common Shares Outstanding

     The average number of common shares outstanding increased slightly in each of the three, six and twelve month periods ended June 30, 1995. The increases in all periods are primarily due to additional shares issued under stock option plans. The increases in the three and six month periods also reflect the issuance of approximately 0.3 million shares in connection with the acquisition of MDT. The increase in the twelve month period also reflects the issuance of approximately 2.0 million shares in October 1993 for the acquisition of TDS.

                               ALLTEL CORPORATION
                                   FORM 10-Q
                          Part II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


        (a) See the exhibits specified on the Index of Exhibits located at Sequential Page 15.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALLTEL CORPORATION
                                      (Registrant)



                                /S/ Dennis J. Ferra
                                    Dennis J. Ferra
                                    Senior Vice President -
                                    Accounting and Administration,
                                     and Chief Accounting Officer
                                    August 11, 1995

                               ALLTEL CORPORATION
                                   FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                           Sequential
Exhibit No.     Description                                          Page No.


(10)(k)(2)      Amendments No. 2 and 3 to ALLTEL                      25 - 28
                 Corporation Pension Plan
                 (January 1, 1994 Restatement)

(10)(l)(1)      Amendments No. 1 and 2 to ALLTEL                      29 - 35
                 Corporation Profit-Sharing Plan
                 (January 1, 1994 Restatement)

(10)(p)(1)      Amendments No. 1 and 2 to ALLTEL                      36 - 40
                 Corporation Thrift Plan
                 (January 1, 1994 Restatement)

(19)            Interim Report to Stockholders                        16 - 24
                 and Notes to Consolidated
                 Financial Statements for the periods
                 ended June 30, 1995

(27)            Financial Data Schedule                                  41
                 for the six months ended
                 June 30, 1995