Form 10-K/A
period 1994-12-31
ALLTEL CORP
filed 1995-08-28
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A

                  AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                          ALLTEL CORPORATION
                                             (Registrant)


                                       /s/  Dennis J. Ferra
                                            Dennis J. Ferra
                        Senior Vice-President - Accounting and Administration
                                            August 28, 1995

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

Competition

The Company's telephone subsidiaries provide local telephone service in their service areas without significant competition from other regulated carriers. However, the Company may experience future competition in its territories from alternative telecommunication systems which include facilities constructed by large end users or by interexchange carriers, satellite transmission services, cellular communications, cable television systems, radio-based personal communications services, competitive access providers and other systems which are capable of completely or partially bypassing the local telephone facilities. The method of that competition would consist primarily of providing alternative local services which may be based on price or availability of additional services. This type of competition is becoming more prevalent in urban areas with a large concentrated customer base, but has not materially affected the Company's more rural territories to date.

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

ALLTEL's subsidiaries are also competing for the sale and leasing of terminal equipment to business and residential customers as well as for the installation and maintenance of inside wire and terminal equipment. The method of competition for the sale and leasing of terminal equipment and the installation and the

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1. Business

                        TELEPHONE OPERATIONS (continued)

LOCAL SERVICE (continued)

maintenance of inside wire relates primarily to price and the availability of various alternatives in the customer premise equipment ("CPE") market. The Company has responded to this competition by offering a full range of market priced products and services. These offerings position the Company as a one-stop provider for the telecommunications needs of its customers. The Company markets business and residential terminal equipment for sale or lease. The inside wire maintenance service includes a loaner phone option to ensure service while the customer's terminal equipment is repaired.

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

OTHER

In 1994, ALLTEL Information Services signed a long-term agreement to provide information processing services for the telephone operations of Citizens Utilities Company. Under terms of the ten year contract, ALLTEL Information Services will provide complete outsourcing services for Citizens' 750,000 telephone access lines, including generating Citizens billing, customer service information, engineering, and operational support.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1. Business

                  PRODUCT DISTRIBUTION OPERATIONS (continued)

COMPETITION

ALLTEL Supply and HWC (the "Distribution companies") experience substantial competition throughout their sales territories from other distribution companies and direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance. Since the products distributed by the Distribution companies are also offered by other competitors, the Distribution companies differentiate themselves from competitors by providing value-added services such as offering expert technical assistance, maintaining extensive inventories in strategically located warehouses and counter-sales show rooms to facilitate single supplier sourcing and "just-in-time" delivery, maintaining a full range of alternative product lines, and by providing staging, assembly and other services. The Company is continually evaluating and implementing policies and strategies which will meet customer expectations and position the Distribution companies in the market as a quality customer-focused distributor. Examples of these policies and strategies include the customer cable management program offered by HWC and the "just-in-time" inventory trial conducted by ALLTEL Supply.

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

ALLTEL Mobile's subscriber fees are based upon the prevailing market and competitive conditions which exist in each service area operated. The churn rates experienced by ALLTEL Mobile are comparable with industry averages. At December 31, 1994, ALLTEL Mobile provided service to 468,542 customers, which, based on the total pops in its service areas of 7.9 million, represented a market penetration rate of 5.9 percent. For the year ended December 31, 1994, revenues per subscriber averaged $67 per month, and ALLTEL Mobile's churn rate averaged 1.8 in its cellular service areas.

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

At December 31, 1994, ALLTEL Mobile provided paging service to 25,545 customers, which, based on the total pops in its service areas of 1.8 million, represented a market penetration rate of 1.4 percent. For the year ended December 31, 1994, revenues per subscriber averaged $12 per month, and ALLTEL Mobile's churn rate averaged 3.3 in its paging service areas.

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