Form 10-Q/A
period 1995-06-30
ALLTEL CORP
filed 1995-08-28
CIK 65873

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

                                  188,887,000

The Exhibit Index is located on page 13 of this amendment.

                                   SIGNATURE

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q as of June 30, 1995 as set forth in the pages attached hereto:

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

  (a) See the "Exhibit Index" located on page 13 of this amendment.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLTEL CORPORATION
                                  (Registrant)

                              /S/ Dennis J. Ferra
                                  Dennis J. Ferra
             Senior Vice President - Accounting and Administration,
                          and Chief Accounting Officer
                                August 28, 1995

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

     The Company has a $500 million revolving credit agreement. Total borrowings outstanding under this agreement were $168.4 million at June 30, 1995, compared to $132.0 million at December 31, 1994. At
June 30, 1994, $104.4 million was outstanding under this agreement. The weighted average interest rate on borrowings outstanding under this agreement as of June 30, 1995 was 6.3%. The increase in borrowings under the revolving credit agreement for the six and twelve month periods was incurred for expansion of cellular investments and for other general corporate requirements.

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

                               ALLTEL CORPORATION
                                   FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                           Sequential
Exhibit No.     Description                                          Page No.


(19)            Interim Report to Stockholders                        14 - 22
                 and Notes to Consolidated
                 Financial Statements for the periods
                 ended June 30, 1995