Form 10-Q
period 1995-09-30
ALLTEL CORP
filed 1995-11-13
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Number of common shares outstanding as of September 30, 1995:

                                  189,024,000

The Exhibit Index is located at sequential page 15 .

                               ALLTEL CORPORATION
                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended September 30, 1995, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three, nine and twelve months ended September 30, 1995 and 1994.

           Consolidated Balance Sheets - September 30, 1995 and 1994 and
                      December 31, 1994.

           Consolidated Statements of Cash Flows - for the nine
                      and twelve months ended September 30, 1995 and 1994.

                               ALLTEL CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total capital structure was $3.760 billion at September 30, 1995, reflecting 49.7% common and preferred equity and 50.3% debt. This compares to a capital structure of $3.531 billion at December 31, 1994, reflecting 46.3% common and preferred equity and 53.7% debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

     Cash provided by operating activities, which is the Company's primary source of liquidity, was $498.9 million and $702.8 million for the nine and twelve month periods in 1995, respectively, compared to $377.0 million and $556.8 million for the same periods in 1994. The increases for 1995 primarily reflect the growth in earnings of the Company, partially offset by increases in working capital requirements. In addition, cash totaling $95.9 million was provided from the sale of property, primarily consisting of telephone properties in Oregon and West Virginia, as further discussed below.

     The primary uses of capital resources continue to be for capital expenditures and for the payment of dividends. Capital expenditures for the nine and twelve month periods in 1995 were $409.3 million and $590.8 million, respectively, compared to $414.6 million and $548.0 million for the same periods in 1994. The Company financed the majority of its capital expenditures through the internal generation of funds. Capital expenditures are forecast at $521.4 million for 1995, which are expected to be financed primarily from internally generated funds. The Company's capital expenditures were directed toward telephone operations to continue to modernize its network and invest in equipment to provide new telecommunications services. In addition, capital expenditures were incurred for expansion into existing cellular and information services markets, and to upgrade the Company's cellular network facilities. Common and preferred dividend payments for the nine and twelve month periods in 1995 were $136.6 million and $182.1 million, respectively, compared to $124.5 million and $166.3 million for the same periods in 1994.

     The Company has a $500 million revolving credit agreement. There were no borrowings outstanding under this agreement at September 30, 1995, compared to $132.0 million that was outstanding at December 31, 1994, and $158.6 million that was outstanding at September 30, 1994. The reduction in revolving credit agreement borrowings represent the majority of long-term debt retired in the nine and twelve month periods.

    In September 1995, the Company issued $200 million of 6.75 percent debentures. The proceeds were temporarily applied to reduce borrowings outstanding under the revolving credit agreement. At October 31, 1995, the proceeds were reapplied to retire $200 million of long-term debt, consisting of $150 million of 10.375 percent debentures due April 1, 2009 and $50 million of 8.875 percent debentures due March 1, 2022. To fund the retirement of these two debt issues, the Company borrowed $200 million under its revolving credit agreement. As of October 31, 1995, the weighted average interest rate on the revolving credit agreement borrowings was 6.02 percent. The completed debt refinancing is expected to produce approximately $6.5 million in annual pre-tax interest savings.

     The issuance of the $200 million 6.75 percent debentures represents the long-term debt issued in the nine month period ended September 30, 1995. During the fourth quarter of 1994, subsidiaries issued $60 million of 8.05 percent notes and $30 million of 8.17 percent notes to refinance existing high-cost indebtedness. The $200 million debentures and the issuance of the notes by the subsidiaries account for the long-term debt issued during the twelve months ended September 30, 1995.

RESULTS OF OPERATIONS

Telephone Operations

     In November 1994, the Company signed definitive agreements to sell certain telephone properties serving approximately 114,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and
West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $290 million in cash, assumed debt and 3,600 access lines in Pennsylvania. The sale of the telephone properties in Oregon and West Virginia were completed at the end of the second quarter of 1995, and resulted in a pre-tax gain of $30.9 million. The sale of the remaining properties will be completed on a state-by-state basis as necessary regulatory approvals are obtained. The Company expects to complete the sale of the remaining properties by the end of the first quarter of 1996, assuming the required regulatory approvals are received and that all other conditions and requirements are satisfied. The telephone properties to be disposed of represent approximately 6%, 8% and 9% of the telephone operations' revenues and operating income for the three, nine and twelve month periods ended September 30, 1995, respectively.

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

     Telephone operations revenues and sales increased $3.4 million or 1%, $18.9 million or 2%, and $35.9 million or 3% for the three, nine, and twelve months ended September 30, 1995, respectively. Telephone operating income increased $1.4 million or 1%, $14.0 million or 5% and $15.7 million or 4% for the three, nine and twelve month periods, respectively. The acquisition of the GTE Georgia properties accounted for $38.8 million of the increase in revenues and sales and $24.7 million of the increase in operating income for the twelve month period, respectively. The increases in revenues and operating income as a result of the GTE Georgia acquisition were partially offset by a reduction in network access and long-distance revenues due to certain regulatory actions discussed below.

     Local service revenue increased $7.0 million or 7%, $19.3 million or 7% and $31.1 million or 8% in the three, nine, and twelve month periods, respectively. The increase in revenues for all periods primarily resulted from growth in customer access lines and growth in custom calling feature revenues. In addition, the acquisition of the GTE Georgia properties accounted for $13.5 million of the increase in local service revenues for the twelve month period. The growth in local service revenues for all periods was partially offset by a reduction in revenues of approximately $2.0 million reflecting the sale of the West Virginia and Oregon properties. There have been no local rate increases granted to any of the Company's telephone subsidiaries during 1995, and management does not anticipate filing for any local rate increases during the remainder of 1995.

     Network access and long-distance revenues decreased $5.3 million or 3%, $4.5 million or 1% and $1.3 million for the three, nine and twelve month periods, respectively. Growth in network access and long-distance revenues has been impacted by certain regulatory commission actions designed to reduce earnings levels in Ohio (effective May 1, 1994) and California (effective January 1, 1995). Additionally in 1994, two of the Company's telephone operating subsidiaries changed their method of settling interstate access revenues from an average schedule to cost method. The effect of these regulatory actions have resulted in net decreases in revenues of approximately $1.4 million, $13.3 million and $21.3 million for the three, nine and twelve month periods ended September 30, 1995, respectively. Network access and long-distance revenues also decreased in all periods by approximately $3.1 million as a result of the sale of the West Virginia and Oregon properties.
The decreases in revenues for the nine and twelve month periods resulting from the regulatory actions and sale of properties were partially offset by higher volumes of access usage. In addition, the acquisition of the GTE Georgia properties increased revenues by approximately $22.8 million for the twelve month period.

     Miscellaneous revenues increased $1.7 million or 5%, $4.1 million or 4% and $6.1 million or 4% for the three, nine and twelve month periods, respectively. The increases in all periods were primarily due to increases in direct sales of telephone equipment, sales of telephone equipment protection plans and directory advertising revenues. Additionally, the acquisition of the GTE Georgia properties accounted for $2.5 million of the increase in the twelve month period.

     Total telephone operating expenses increased $2.1 million or 1%, $4.9 million or 1%, and $20.2 million or 3% for the three, nine, and twelve month periods, respectively. Operating expenses for all periods increased due to increased expense for maintenance and repair of cable, increased information service and engineering charges, increased depreciation expense and increased cost of products sold related to direct sales of telephone equipment and protection plans. These increases were partially offset by lower maintenance expense related to buildings and electro-mechanical switching equipment, and decreases in call completion services and other general and administrative expenses, reflecting the Company's ongoing cost control efforts. The acquisition of the GTE Georgia properties accounted for $14.1 million of the increase in operating expenses for the twelve month period. The increases in operating expenses for all periods were partially offset by a reduction in expenses of approximately $3.9 million reflecting the sale of the West Virginia and Oregon properties.

     The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If the Company's telephone subsidiaries no longer qualify for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the telephone subsidiaries' ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

Information Services

     Revenues and sales for the information services segment reflect increases of $17.1 million or 8%, $48.1 million or 8% and $90.9 million or 11% for the three, nine and twelve month periods, respectively. Growth in operating income for the information services segment continues to be adversely affected by the number of mergers and consolidations occurring in the financial services and mortgage industries. Additionally, operating income has been impacted by lower margins realized on new and existing outsourcing contracts and by a shift in revenues from software licensing fees to software maintenance and processing revenues. As a result, operating income increased only $1.2 million or 4%, and decreased $5.9 million or 6% and $3.6 million or 3% for the three, nine and twelve month periods, respectively.

     Information services' revenues and sales increased in all periods primarily due to increases in the telecommunications and healthcare portions of its outsourcing business. Telecommunications services' revenues increased primarily due to volume growth in existing data processing contracts and the addition of the outsourcing contract with Citizens announced in November 1994. Healthcare services' revenues and sales increased primarily due to the acquisition of Medical Data Technology, Inc. ("MDT") in November 1994. Additional services provided under new and existing facilities management contracts, additional software maintenance revenues, increased usage of specialized programming service offerings and an increase in the number of mortgage loans processed also contributed to the increase in revenues and sales for all periods. The increases in revenues and sales for all periods were partially offset by lost operations from contract terminations due primarily to the merger and consolidation activity in the financial services market, a reduction in revenues collected for early termination of facilities management contracts, and by decreases in software licensing fees and international software sales. Although the number of mortgage loans serviced increased in all periods, growth in the related processing revenues has occurred at a slower rate due to the consolidations in the mortgage industry. These consolidations have resulted in lower incremental revenues realized on a per loan basis.

     The increase in operating income for the three month period reflects the increase in revenues and sales previously discussed, partially offset by a reduction in fees collected on the early termination of facilities management contracts, the loss of higher margin operations due to contract terminations and by an increase in operating costs including depreciation and amortization expense. The decreases in operating income for the nine and twelve month periods primarily resulted from the loss of higher margin operations due to contract terminations, an increase in operating costs including corporate operations and depreciation and amortization expense, and by reductions in high margin licensing fees and fees collected on the early termination of facilities management contracts. The increase in corporate operating expenses for the nine and twelve month periods reflects approximately $3 million in severance pay costs relating to the planned workforce reduction announced by this segment in June 1995. Depreciation and amortization expense increased in all periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

     As a result of the declining contributions from this segment's check processing and community banking operations, the Company recorded a pre-tax write-down of approximately $54.2 million to reflect the net realizable value of these operations in December 1994. In accordance with the Company's plan for the disposal of the check processing operations, the Company recorded an additional $5.0 million pre-tax write-down in the second quarter of 1995 to reflect the net realizable value of these operations. In August, the Company announced that it had signed a definitive agreement to sell the check processing operations. The sale was completed at the end of the third quarter.

Product Distribution Operations

     Revenues and sales for the product distribution segment reflect increases of $0.9 million or 1%, $22.6 million or 7% and $43.4 million or 10% for the three, nine and twelve month periods, respectively. Operating income increased $0.6 million or 8%, $3.8 million or 21% and $6.0 million or 27% for the three, nine and twelve month periods, respectively.

     The increases in revenues and sales for all periods were primarily due to growth in sales of telecommunications and data products to new and existing customers. Increased sales to affiliates accounted for approximately $6.8 million and $14.8 million of the increase in revenues and sales for the nine and twelve month periods, respectively. Sales of electrical wire and cable decreased slightly in the three month period primarily due to increased competition, and increased slightly in the nine and twelve month periods due to a higher demand for these products.

     Operating income increased in all periods primarily because of the increases in revenues and sales noted above. Increased profit margins of electrical wire and cable products, primarily resulting from the increase in copper prices, also contributed to the growth in operating income in the nine and twelve month periods. These increases were partially offset by an increase in selling-related expenses.

Cellular Operations

     Cellular operations continued to provide solid operating results and contributed significantly to the Company's overall earnings growth. Revenues and sales reflect increases of $27.8 million or 37%, $91.4 million or 45% and $120.9 million or 47% for the three, nine and twelve month periods, respectively. Operating income increased $9.3 million or 35%, $26.8 million or 42% and $34.4 million or 45% for the three, nine and twelve month periods, respectively. Subscriber growth remained strong, as more than 228,000 units have been placed in service during the first nine months of 1995, reflecting the results of several aggressive sales promotions. For the twelve month period ended September 30, 1995, the number of cellular customers grew to 575,952 from 396,717, an increase of 179,235 customers or 45%.

     Growth in customers for the three month period was partially offset by a net decrease of approximately 21,000 customers due to the consummation at the end of August of the previously announced agreement between ALLTEL Mobile Communications, Inc. ("ALLTEL Mobile") and BellSouth Mobility. As a result of this agreement, ALLTEL Mobile now owns a 53.5 percent interest in certain cellular properties primarily located in South Carolina and no longer owns a majority interest in the Jackson, Mississippi market. The impact of this transaction on revenues and operating income for the three month period was not significant.

     Cellular operations revenues and sales increased in all periods primarily due to the growth in its customer base. The acquisition of new cellular properties also contributed to the growth in revenues and sales in all periods. Operating income increased for all periods reflecting the increases in revenues and sales noted above, partially offset by higher expenses for selling and advertising, depreciation and other operating expenses.

Other Operations

     Other operations revenues and sales decreased $2.4 million or 6%, $15.3 million or 12% and $16.3 million or 10% for the three, nine and twelve month periods, respectively. Operating income decreased $2.0 million or 49%, $6.8 million or 52% and $8.1 million or 49% for the three, nine and twelve month periods, respectively.

     Revenues and sales for other operations decreased in all periods primarily due to a change in accounting related to the publication of telephone directories. Concurrent with the purchase of the independent telephone directory operations of GTE Directories Corporation effective
October 1993, the Company began recognizing all revenues and expenses related to a published directory in the month of publication, instead of recognizing the revenues and expenses ratably over a twelve month period. As a result of this change, revenues and sales for the three, nine and twelve month periods ended September 30, 1994 include approximately $2.1 million, $15.9 million and $26.0 million, respectively, of additional revenues related to directories accounted for under the previous method. The decrease in revenues and sales for the twelve month period attributable to the change in revenue and expense recognition was partially offset by additional revenues of approximately $5.8 million resulting from an increase in the number of directories published.

     Operating income decreased in all periods primarily due to the decreases in revenues and sales previously noted. For all periods of 1995, operating income also reflects lower margins realized on directories published for affiliates. The lower margins resulted from increased fees paid to affiliates for publishing rights under the terms of a new contract that became effective January 1, 1995.

Corporate Expenses

     Corporate operating expenses increased $1.2 million or 35%, $3.5 million or 24% and $0.4 million or 2% for the three, nine and twelve month periods, respectively. The increases in all periods primarily resulted from the reclassification of the amortization of telephone plant acquisition adjustments related to the GTE Georgia properties acquisition. For all periods of 1994, this amortization expense was classified as non-operating expense. The reclassification accounted for $1.0 million of the increase in the three month period and $3.0 million of the increase in both the nine and twelve month periods, respectively. The increase for the twelve month period was partially offset by a reduction in employee benefit costs.

Other Income, Net

     Other income, net increased $1.9 million or 68%, $7.7 million or 107% and $8.6 million or 123% for the three, nine and twelve month periods, respectively. The increases in all periods were primarily due to increases in equity income recognized on investments in cellular limited partnerships and increases in capitalized interest costs related to long-term construction projects. In addition, other income, net for all periods of 1995 does not include the amortization of telephone plant acquisition adjustments related to the GTE Georgia properties acquisition that were reclassified to corporate operating expenses, as previously discussed. The increases in all periods were partially offset by increases in the minority interest in earnings of the Company's cellular operations by others. The increases in equity income for all periods reflects the improved operating results of those partnership interests not managed by the Company.

Interest Expense

     Interest expense increased $1.8 million or 5%, $10.8 million or 11% and $17.8 million or 14% for the three, nine and twelve month periods, respectively, primarily due to an increase in long-term debt outstanding. The increase in interest expense for the three month period reflects the issuance of $200 million debentures in September 1995, as previously discussed. The increases in interest expense for the nine and twelve month periods primarily resulted from the issuance of $250 million debentures in April 1994 to reduce borrowings under the Company's revolving credit agreement. The increase in interest expense for the twelve month period also reflects the issuance of $400 million debentures in November 1993 to finance the GTE Georgia properties acquisition.

Gain on Disposal or Exchange of Assets, Write-down of Assets and Other

     As previously discussed, during the second quarter of 1995, the Company recorded a gain of $30.9 million on the sale of its telephone properties in West Virginia and Oregon to Citizens, and the Company recorded an additional write-down of $5.0 million to reflect the net realizable value of its information services segment's check processing operations. The net income impact from these transactions resulted in an increase of $16.6 million in net income and $.09 in earnings per share for the nine month period ended September 30, 1995.

     In addition to reflecting the impact of the above transactions, net income for the twelve month period also includes a write-down of $54.2 million recorded by the Company in the fourth quarter of 1994.
This write-down was recorded to reflect the net realizable value of the Company's information services segment's community banking and check processing operations. The net income impact from the gain on the sale of telephone properties and the write-downs resulted in a decrease of $.08 in earnings per share for the twelve month period ended September 30, 1995.

     In the fourth quarter of 1993, the Company recorded a gain on exchange of telephone properties with GTE, which was partially offset by the reorganization of its telephone operations as a result of this transaction. These transactions amounted to $69.9 million. In addition, the Company recorded a write-down of $42.5 million to reflect an impairment in the carrying value of its product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period ended September 30, 1994.

Income Taxes

     Income tax expense increased $3.8 million or 8%, increased $16.9 million or 12% and decreased $29.9 million or 14% for the three, nine and twelve month periods, respectively. The increase in the three and nine month periods primarily resulted from an increase in taxable income. The decrease in income tax expense for the twelve month period was primarily due to the tax benefit resulting from the write-down of the information services operations recorded in December 1994. In addition, income tax expense for the twelve months ended September 30, 1994 does not reflect a tax benefit from the write-down of the product distribution operations, since utilization of the benefit is not certain.

Net Income Applicable to Common Shares

     Net income applicable to common shares increased $5.6 million or 7%, $34.3 million or 15% and $9.3 million or 3% for the three, nine and twelve month periods, respectively. Primary earnings per common share for the three, nine and twelve month periods ended September 30, 1995 also increased 7%, 15% and 3%, respectively over the same periods in 1994. The nine month period for 1995 includes the effect of the gain on the sale of certain telephone properties and the additional write-down of the information services segment's check processing operations. The net income impact from these transactions resulted in an increase of $.09 in earnings per share. The twelve month period for 1995 also includes the effect of the December 1994 write-down of the information services segment's community banking and check processing operations. Excluding these transactions, net income would have increased $17.6 million and $24.7 million or 8% and earnings per share would have also increased 8% for both the nine and twelve month periods, respectively.

     The twelve month period for 1994 includes the effect of the net gain on exchange of telephone properties with GTE partially offset by the reorganization of the Company's telephone operations and the partial write-down of the product distribution operations. The net income impact of these transactions is not significant to the results of operations for the twelve month period.

Average Common Shares Outstanding

     The average number of common shares outstanding increased slightly in each of the three, nine and twelve month periods ended September 30, 1995. The increases in all periods were primarily due to additional shares issued under stock option plans. The increase in the twelve month period also reflects the issuance of approximately 0.3 million shares in November 1994 for the acquisition of MDT.

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



                                         ALLTEL CORPORATION
                                            (Registrant)



                                     /S/ Dennis J. Ferra
                                         Dennis J. Ferra
                                         Senior Vice President -
                                         Accounting and Administration,
                                         and Chief Accounting Officer
                                         November 13, 1995

                               ALLTEL CORPORATION

                                   FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                      Sequential
Exhibit No.     Description                                      Page No.


 (19)           Interim Report to Stockholders and
                Notes to Consolidated Financial
                Statements for the periods ended
                September 30, 1995                               16-24


 (27)           Financial Data Schedule
                for the nine months ended
                September 30, 1995                                 25