Form 10-K
period 1995-12-31
ALLTEL CORP
filed 1996-02-20
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        Aggregate market value of voting stock held by non-affiliates as of January 31, 1996 - $5,940,545,794

        Common shares outstanding, January 31, 1996 - 189,340,105

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                               Incorporated Into
Portions of the annual report to stockholders
   for the year ended December 31, 1995                Parts I, II and IV
Proxy statement for the 1996 annual meeting
   of stockholders                                     Part III
The Exhibit Index is located on pages 22 to 26.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                                   THE COMPANY

GENERAL

ALLTEL Corporation ("ALLTEL" or the "Company") was incorporated in June 1960 under the laws of Ohio as Mid-Continent Telephone Corporation. In 1983, the Company changed its name to ALLTEL Corporation and during 1990 changed its state of incorporation to Delaware.

ALLTEL is a diversified telecommunications and information services company. The Company owns subsidiaries or investments that provide wireline local and network access service, cellular telephone, wide-area paging and fiber optic-based long-distance telephone service, and information processing management services and advanced applications software. Telecommunications products and electronic and electric wire and cable are warehoused and sold by the Company's distribution subsidiaries. The Company also publishes telephone directories for affiliates and other independent telephone companies.

ACQUISITIONS

During 1995, ALLTEL Mobile Communications, Inc. ("ALLTEL Mobile") entered into a joint venture with BellSouth Mobility, Inc. involving cellular properties in five states. As a result of this joint venture, ALLTEL Mobile now owns a 53.5 percent interest in the Columbia and Florence, South Carolina market, an 11.1 percent interest in the Greensboro, North Carolina Metropolitan Statistical Area ("MSA"), an 11.1 percent interest in a North Carolina Rural Service Area ("RSA"), and no longer owns a majority interest in the Jackson, Mississippi market. In addition during 1995, ALLTEL Mobile completed an exchange of certain assets in a West Virginia RSA and an Oklahoma RSA for certain assets in a Georgia RSA and a North Carolina RSA owned by United States Cellular Corp. ("U.S. Cellular"). The acquired properties are contiguous to ALLTEL Mobile's Albany, Georgia and Charlotte, North Carolina markets. In January 1995,
ALLTEL Mobile purchased U.S. Cellular's 20 percent interest in the Fort Smith, Arkansas, MSA, thereby increasing ALLTEL Mobile's ownership interest in the Fort Smith MSA to 100 percent.

In May 1995, ALLTEL Information Services, Inc. acquired Vertex Business Systems, Inc. ("Vertex"), a provider of international banking software products and services. Vertex, headquartered in New York, has clients located in Europe, Asia and the United States.

In November 1994, the Company completed its acquisition of Medical Data Technology, Inc. ("MDT"). MDT provides information processing services to 14 hospitals in the northeastern United States utilizing comprehensive application software developed by ALLTEL's healthcare information services subsidiary.

Effective November 1, 1993, the Company and GTE Corporation completed an exchange of telephone service areas in several states. ALLTEL exchanged approximately 95,000 access lines in Illinois, Indiana and Michigan and $443 million in cash for GTE's Georgia telephone operations, which served approximately 320,000 access lines.

In October 1993, the Company completed its acquisition of TDS Healthcare Systems Corporation ("TDS"). TDS is a provider of comprehensive patient care and healthcare enterprise information systems serving more than 200 hospitals in the United States, Canada and Europe. In 1994, TDS was merged into ALLTEL Healthcare Information Services, Inc.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                             THE COMPANY (continued)

ACQUISITIONS (continued)

In October 1993, ALLTEL Publishing Corporation ("ALLTEL Publishing") completed its purchase of GTE Directories Service Corporation's ("GTE Directories") independent publishing business, which included contracts with more than 125 independent telephone companies across the country.

During 1993, ALLTEL Mobile acquired a 100 percent interest in one Georgia RSA which had a population of approximately 145,000. In addition, ALLTEL Mobile acquired interests in two other Georgia RSAs and increased its ownership in one Texas RSA and one Mississippi RSA.

In January 1993, ALLTEL Mobile acquired an additional 20 percent interest in the Ft. Smith, Arkansas MSA. This transaction increased ALLTEL Mobile's interest in the Ft. Smith MSA to 80 percent.

During 1992, ALLTEL Mobile acquired a 60 percent interest and a 90 percent interest in the Ft. Smith, Arkansas and Fayetteville, Arkansas MSAs, respectively. In addition, ALLTEL Mobile increased its ownership to 100 percent in the Springfield, Missouri and Charlotte, North Carolina MSAs and to 64 percent in the Little Rock, Arkansas MSA. Also in 1992, ALLTEL Mobile purchased an additional 42 percent interest in the Savannah, Georgia, MSA, increasing its total interest to 80 percent, and acquired additional interests in three Arkansas and Oklahoma RSAs, one Missouri RSA, and three Alabama RSAs.

In December 1992, the Company acquired SLT Communications, Inc. ("SLT"). SLT served approximately 49,000 telephone customers primarily in suburban Houston. It also had approximately 328,000 cellular "pops", including a 2.34 percent ownership in the Houston, Galveston and Beaumont, Texas MSA, a 1 percent interest in the Little Rock, Arkansas MSA, and interests in four Texas RSA markets. SLT also owned several cable television properties and a one-third interest in Metropolitan Houston Paging Services, which were subsequently sold during 1995.

In February 1992, the Company acquired Computer Power, Inc. ("CPI") (now known as ALLTEL Mortgage Information Services, Inc.), the nation's largest provider of software and processing services to the mortgage industry. CPI has a comprehensive set of proprietary software systems which includes the Mortgage Servicing Package, Residential Loan Inventory Control Package, the Residential Loan Production Control Package, and a number of related systems as well as consulting, training, portfolio conversion and other services.

In 1991, the Company acquired Missouri Telephone Company. Missouri Telephone Company served approximately 20,000 customer access lines and 3,400 cable television customers in Missouri. It also had 320,000 cellular "pops" including 48 percent ownership in the Springfield, Mo. MSA cellular market where together with ALLTEL Mobile, the Company owns a 100 percent interest.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                             THE COMPANY (continued)

DISPOSITIONS

In November 1994, the Company signed definitive agreements to sell certain telephone properties serving approximately 117,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $290 million in cash and assumed debt and 3,600 access lines in Pennsylvania. During 1995, the sale of all properties except for those in Nevada was completed. The Company expects to complete the sale of the Nevada properties in early 1996. Once completed, this transaction will result in the Company's telephone operating subsidiaries serving approximately 1.6 million access lines in 14 states.

In 1995, as part of its agreement to sell certain telephone properties, the Company also completed the sale of certain of its cable television properties to Citizens. These cable television properties served approximately
6,800 customers in Arizona, California, New Mexico and Utah. The Company also completed in 1995 the sale of its cable television properties in Texas which served approximately 7,200 customers. Following these sales, the Company provides cable television service to approximately 3,400 customers, primarily to residents of Bolivar and Stockton, Missouri.

In 1995, ALLTEL Information Services sold all of the assets related to its check processing operations, including substantially all of the customer contracts. The check processing operations were not part of the Company's long-term growth strategy for its information services business.

In 1992, the Company sold substantially all of the assets of Ocean Technology, Inc. ("OTI"), which designed, developed, manufactured and marketed products for use in military command, control and communications systems. After the sale of OTI, the Company did not have any manufacturing operations.

In 1991, the Company completed the sale of all of its natural gas operations.

MANAGEMENT

The Company's staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, insurance, and technical research. They also coordinate the financing program for the entire corporate system.

EMPLOYEES

At January 31, 1996, the Company had 15,698 employees. Some of the employees of the Company's telephone subsidiaries are part of collective bargaining units. The Company maintains good relations with all employee groups.

INDUSTRY SEGMENTS

Financial information about industry segments is included in the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                              TELEPHONE OPERATIONS

LOCAL SERVICE

General

The Company's telephone operating subsidiaries provide local service to over 1,623,000 customer lines through 597 exchanges in 15 states. The telephone operating subsidiaries also offer facilities for private line, data transmission and other communications services.

Regulation

Historically, the Company's telephone operating subsidiaries have provided local telephone service under franchises granted by state regulatory commissions and have been subject to regulation by those regulatory commissions. These regulatory commissions have had primary jurisdiction over various matters including local and intrastate toll rates, quality of service, the issuance of securities, depreciation rates, the disposition of public utility property, the issuance of debt, and the accounting systems used by those subsidiaries. The Federal Communications Commission ("FCC") has historically had primary jurisdiction over the interstate toll and access rates of these companies and issues related to interstate telephone service.

The Telecommunications Act of 1996 (the "96 Act"), which became effective on February 8, 1996, has substantially modified both the states' and the FCC's jurisdictions in the regulation of local exchange telephone companies. The
96 Act prohibits any state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. The 96 Act requires the FCC to develop regulations to implement various sections of the 96 Act within six months after the date of enactment of the 96 Act, including the obligations imposed on incumbent local exchange carriers to interconnect with the networks of other telecommunications carriers (including competing telecommunications carriers), unbundling of services into network elements, repricing of their services at wholesale rates for the purpose of permitting resale of those services, allowing other telecommunications carriers physically to collocate their equipment on the premises of the incumbent local exchange carriers, and requiring telecommunications carriers to compensate one another based on their own costs for the transport and termination of calls on one anothers' networks.

The Company's telephone operating subsidiaries are exempt from certain of the foregoing obligations unless, in response to a bona fide request, a state regulatory commission removes that exemption. The Company's telephone operating subsidiaries may, by petitioning the appropriate state regulatory commission, also qualify for exemption from certain other of those obligations. In addition, the 96 Act requires the FCC to institute and refer to a Federal-State Joint Board a proceeding to recommend changes to the current method of subsidizing universal service to assure the availability of quality telephone services at just, reasonable and affordable rates.

There were no local rate increases granted to any of the Company's telephone operating subsidiaries in 1995, nor are there any rate requests currently pending before regulatory commissions. During 1995, telephone operations were affected by certain regulatory commission orders designed to reduce earnings levels. These orders did not materially affect the results of operations of the Company's telephone operating subsidiaries. Certain states in which the Company's telephone operating subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative changes or by regulatory commission actions. The Company has adopted alternative regulation in certain states and continues to evaluate alternative regulation for its other telephone operating subsidiaries.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                        TELEPHONE OPERATIONS (continued)

LOCAL SERVICE (continued)

Competition

Historically, the Company's telephone operating subsidiaries have not experienced significant competition in the service areas allocated to them by the state regulatory commissions. As a result of the passage of the 96 Act, the Company's local telephone operating subsidiaries should experience increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, interexchange carriers, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, competitive access providers and other systems capable of completely or partially bypassing the local telephone facilities. The Company cannot predict the specific effects of competition on its local telephone business, but is intent on meeting and taking advantage of the various opportunities that competition should provide. The Company is currently addressing potential competition by focusing on improved customer satisfaction, reducing its costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

ACCESS SERVICES

General

The Company's telephone operating subsidiaries offer equal access to nearly
98 percent of their customers. Equal access enables customers to choose their long-distance company. The Company's telephone operating subsidiaries program their equipment to allow customers to access their selected long-distance company by dialing 1, the area code, and a seven-digit telephone number. Long-distance companies pay access charges to the Company's telephone operating subsidiaries for the use of their local networks to originate and terminate their long-distance calls.

Regulation

The FCC authorizes a rate-of-return ("ROR") that telephone companies may earn on the interstate services they provide. The current ROR is 11.25 percent for companiesremaining under ROR regulation. The FCC is currently considering changing the 11.25 percent ROR as a result of lower market interest rates.

Effective January 1, 1991, the FCC replaced ROR regulation with price cap regulation for the Bell Operating Companies and GTE Corporation and allowed all other companies that did not remain in the National Exchange Carrier Association ("NECA") Common Line and Traffic Sensitive Pools the option of price cap regulation. The FCC undertook a comprehensive review of price cap regulation in 1994, adopted certain interim rules for price cap companies in 1995 and initiated a further proceeding on price caps that is expected to conclude in 1996.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                        TELEPHONE OPERATIONS (continued)

ACCESS SERVICES (continued)

Regulation (continued)

Price cap regulation provides for earnings potential that differs from ROR regulation, depending on the "productivity offset" the company chooses. In addition, companies electing price cap regulation may make adjustments for the rate of inflation and exogenous costs (such as separations and tax law changes). Price cap regulation is designed to allow greater pricing flexibility and includes the risk of earnings lower than that which may have been earned under ROR regulation. If any of the Company's local telephone operating subsidiaries were to elect price cap regulation, then all of its affiliated telephone operating companies would also have to elect price cap regulation at the same time.

In 1992, the FCC initiated a rulemaking proceeding (CC Docket No. 92-135) to address regulatory alternatives for mid-size and small local exchange carriers. This proceeding resulted in a set of rules, adopted in September of 1993, that provide for a non-price cap form of alternative regulation. The Company's telephone operating subsidiaries would be eligible for this form of regulation. The Company's telephone operating subsidiaries have not elected price cap regulation for interstate purposes and continue to evaluate the various forms of alternative regulation.

The effect of the 96 Act on the FCC's regulations concerning ROR regulation and alternative regulation is not yet clear, although, as a result of the enactment of the 96 Act, it is likely that the FCC will reexamine its rules to reflect the provisions of the 96 Act and the associated increased competitive market conditions.

The Company's telephone operating subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

The 96 Act requires each local exchange carrier to continue to provide access services in accordance with requirements effective on the date immediately preceding the effective date of the 96 Act, until those requirements are specifically superseded by regulations prescribed by the FCC. The FCC is required, within six months after the date of the enactment of the 96 Act, to establish regulations, as necessary, to implement the interconnection, unbundled access, resale, and collocation requirements of the 96 Act. The 96 Act requires that interconnection and unbundled network elements be priced at just and reasonable rates, based on costs, and that compensation for transport and termination of traffic be reciprocal among carriers and be just and reasonable.

Billing and collection

Interstate billing and collection services were previously detariffed as ordered by the FCC. The Company's telephone operating subsidiaries continue to provide interstate billing and collection services for interexchange carriers through various agreements and also provide intrastate billing and collection services under state tariff arrangements or under contract where these services are detariffed. The demand for these services may increase as a result of the entrance of other carriers in the local and long-distance markets.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                        TELEPHONE OPERATIONS (continued)

ACCESS SERVICES (continued)

Competition

One consequence of competition is the bypass of the Company's telephone operating subsidiaries' facilities by local networks constructed by new providers of local exchange telephone services. While currently there has been no significant measurable effect on the Company's telephone operating subsidiaries due to competition, the 96 Act may facilitate various forms of bypass of the Company's telephone operating subsidiaries' networks.

                               CELLULAR OPERATIONS

GENERAL

ALLTEL Mobile provides cellular telephone service in various markets throughout the United States to a wide array of customers. As cellular telephones have become increasingly popular across broader segments of the population, ALLTEL Mobile has, in addition to its traditional sales offices, opened retail outlets and located retail centers in high traffic department stores, where customers can purchase equipment and subscribe to ALLTEL Mobile services.

BUSINESS

One measure of a cellular telephone market's potential is the market's population times the percent of a company's ownership interest of the cellular operation in that market ("pops"). ALLTEL Mobile owns a majority interest in cellular operations in 13 MSAs and a minority interest in 14 other MSAs, which total 5.0 million MSA cellular pops. ALLTEL Mobile also owns a majority interest in cellular operations in 40 RSAs and a minority interest in 32 other RSAs, which total 3.2 million cellular pops. ALLTEL Mobile operates systems in Montgomery, Alabama; Ft. Smith, Arkansas; Fayetteville, Arkansas; Little Rock, Arkansas; Ocala/Gainesville, Florida; Albany, Georgia; Aiken, South Carolina/Augusta, Georgia; Savannah, Georgia; Springfield, Missouri; Charlotte, North Carolina; Columbia, South Carolina and Florence, South Carolina.

ALLTEL Mobile's subscriber fees are based upon the prevailing market and competitive conditions which exist in each service area operated. At
December 31, 1995, ALLTEL Mobile provided service to more than 624,000 customers, which, based on its 8.2 million total pops, represented a market penetration rate of 7.6 percent. For the year ended December 31, 1995, ALLTEL Mobile's churn rate averaged 2.2 percent in its cellular service areas, which is comparable to the industry average.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                         CELLULAR OPERATIONS (continued)

COMPETITION

Cellular carriers today face competition from a second carrier licensed to provide cellular telephone services in the same geographic area, as well as from cellular resellers who buy bulk cellular services from one of the two licensees and resell it to their customers.

ALLTEL Mobile will face new competitors in its markets as a result of the licensing of new wireless service providers including providers of personal communication services ("PCS") and enhanced mobile services. The Company expects these PCS providers to begin operations in ALLTEL Mobile's markets during 1996.

The 96 Act provides cellular carriers numerous opportunities to emerge as full competitors to traditional telephone companies, including the opportunity to resell local telephone services and to be compensated by other telecommunications carriers for calls terminated on the cellular carriers' networks. Cellular carriers are not subject to the enhanced interconnection, resale, unbundling and other obligations that the 96 Act imposed on the local exchange companies unless the FCC determines cellular carriers should be considered local exchange carriers under the 96 Act. The 96 Act limits the imposition on cellular carriers of equal access requirements without a detailed FCC rulemaking. The 1993 Omnibus Budget Reconciliation Act preempted most state regulation of cellular carriers, therefore, cellular carriers' services are likely to continue to be minimally regulated for the foreseeable future.

                                     PAGING

ALLTEL Mobile also operates wide-area computer-driven paging networks as a complementary service to cellular telephones in Arkansas and Florida. At December 31, 1995, ALLTEL Mobile provided paging service to more than 31,000 customers, which, based on the total pops in its service areas of 1.9 million, represented a market penetration rate of 1.7 percent. For the year ended December 31, 1995, revenues per subscriber averaged $12 per month, and ALLTEL Mobile's churn rate averaged 3.0 percent in its paging service areas.

                              INFORMATION SERVICES

GENERAL

Effective February 15, 1995, the Company changed the names of its principal information services subsidiaries. Systematics Information Services, Inc. was changed to ALLTEL Information Services, Inc., Systematics Financial Services, Inc. was changed to ALLTEL Financial Information Services, Inc., Computer Power, Inc. was changed to ALLTEL Mortgage Information Services, Inc., Systematics Healthcare Services, Inc. was changed to ALLTEL Healthcare Information Services, Inc. and Systematics Telecommunications Services, Inc. was changed to ALLTEL Telecom Information Services, Inc.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                        INFORMATION SERVICES (continued)

GENERAL (continued)

ALLTEL Financial Information Services, Inc. ( the "Financial Division") markets software and services that have been developed and improved continuously over the last 27 years and are designed to fulfill substantially all of the retail information processing and management information requirements of financial institutions. ALLTEL Telecom Information Services, Inc. (the "Telecom Division") is primarily engaged in the development and marketing of billing services and customer care software to local telephone and cellular companies. In addition, the Telecom Division provides data processing and outsourcing services to both wireline and wireless telecommunications service providers.

ALLTEL Healthcare Information Services, Inc. (the "Healthcare Division") is primarily engaged in the development and marketing of comprehensive patient centered healthcare enterprise information systems to medium to large healthcare companies throughout North America and Europe. These systems are designed to enhance the quality of patient care, control processing costs and provide substantially all of the patient care information requirements of its users. Under typical arrangements with hospitals, software is licensed under perpetual license arrangements. Software and hardware maintenance are normally contracted for periods of five to seven years. Contracts to install software normally range over periods from twelve to eighteen months. Other services provided include training, consulting and data processing services.

ALLTEL Mortgage Information Services, Inc. (the "Mortgage Division") provides data processing and related computer software and systems to financial institutions originating and/or servicing single family mortgage loans. This subsidiary's software products and processing services, combined with its team of consultants, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers which would otherwise have to be assembled in-house by each customer. The Mortgage Division's on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

CUSTOMERS

The Financial Division's primary market for its financial products and services are the nation's commercial banks and savings institutions and financial institutions outside the United States, primarily in Europe and Asia. Financial software and services are also marketed to mortgage service companies, credit unions and healthcare companies. The Telecom Division's primary market for its telecommunications products and services is the top 150 telephone companies and top 50 cellular companies in the United States. The Healthcare Division's primary market for its healthcare software products are hospitals with 400 or more beds, many of which are large, state funded hospitals (including a significant number of university hospitals) and other large healthcare providers. The Mortgage Division provides its services primarily to financial institutions originating or servicing single family mortgage loans that have sold the loans in the secondary market while continuing to service the loans. These institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States. In total, nearly 16 million mortgage loans representing over $1.3 trillion are processed using the Mortgage Division's software.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                        INFORMATION SERVICES (continued)

COMPETITION

The Financial Division's competition primarily comes from "in-house" bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions. There are also other companies that provide information processing services to the telecommunications industry. Competition in the healthcare industry primarily comes from other companies that provide comprehensive integrated hospital information systems and from companies which offer solutions for individual departments within the respective healthcare enterprises. The Mortgage Division's competition comes from "in-house" information processing departments and from other companies that offer information processing services to the mortgage banking industry.

The information services subsidiaries compete in each of their markets by providing a high level of service and support. The information services subsidiaries substantially rely upon and vigorously enforce contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of their computer software.

REGULATION AND EXAMINATION

Both the Financial Division and the Mortgage Division are regulated by the federal agencies that have supervisory authority over banking, thrift, and credit union operations. The Financial Division is also classified as one of twelve national vendors that, as a result of their market share, process a significant portion of the financial industry's assets. These industry leaders are also examined by the federal Financial Institutions Examination Council on an ongoing basis. The information services subsidiaries' management practices, policies, procedures, standards, and overall financial condition are components of these reviews.

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

The Healthcare Division's operations are not specifically regulated by any federal or state healthcare agency. However, its software must meet all federal and state reporting requirements of its customers, including Medicare, Medicaid and other state-sponsored programs.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                        INFORMATION SERVICES (continued)

REGULATION AND EXAMINATION (continued)

The Mortgage Division operates transmitters at the network's information processing facility hub and operates very small aperture technology ("VSAT") earth stations at numerous customer locations. Prior to initiation, construction or operation of the transmitters used in a VSAT satellite network, operators of these transmitters are required by the Communications Act of 1934 to be authorized by the FCC. The FCC grants licenses to VSAT operators for a predetermined number of earth stations that may be placed at unspecified locations in the United States. The Mortgage Division holds five VSAT licenses issued by the FCC to operate its domestic earth station satellite network, consisting of one 8.1m license for its VSAT hub located in Jacksonville, Florida and four other VSAT licenses ranging from 1.0m to 2.4m. Three of the VSAT licenses, including the 8.1m license, will expire in 1997, and the remaining two licenses will expire in 2003.

PRODUCT DEVELOPMENT AND SUPPORT

In the past five years, the information services subsidiaries have spent approximately $215.5 million ($62.6 million in 1995) on mainframe and client server software design and development. The information services subsidiaries have also begun to develop products which will be utilized in a UNIX based environment. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. The information services subsidiaries intend to continue to maintain, improve, and expand the functions and capabilities of their software products over the next several years.

OTHER

In 1995, ALLTEL Information Services signed a long-term agreement to provide development and management of GO Communications Corporation's information systems. Under terms of the ten year contract, if Go Communications is successful in the FCC's "C" band PCS auction, the Telecom Division will develop, integrate and manage GO Communication Corporation's information systems through utilization of its proprietary Virtuoso software and the development of an enterprise-wide operational support system.

In 1994, ALLTEL Information Services signed a long-term agreement to provide information processing services for the telephone operations of Citizens. Under terms of the ten year contract, the Telecom Division will provide complete outsourcing services for Citizens' telephone customers, including generating Citizens' billing, customer service information, engineering, and operational support. This contract also includes providing all information processing services for ALLTEL's telephone operations.

In 1993, ALLTEL Information Services signed a long-term agreement with GTE Telecommunications Products and Services Group to outsource GTE's cellular billing operations. Also in 1993, the Healthcare Division signed its first hospital outsourcing contract with St. Joseph's Hospital in Parkersburg, West Virginia. Under terms of the five-year contract, the Healthcare
Division assumed all healthcare information systems operations for this 375 bed hospital, including providing on-site and remote management, software implementation and support, hardware and network management and maintenance.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                         PRODUCT DISTRIBUTION OPERATIONS

GENERAL

ALLTEL Supply, Inc. ("ALLTEL Supply"), with sixteen warehouses and fifteen counter-sales showrooms across the United States, is a major distributor of telecommunications equipment and materials. It supplies equipment to affiliated and non-affiliated telephone companies, business systems suppliers, railroads, governments, and retail and industrial companies. HWC Distribution Corp. ("HWC"), with nine warehouses throughout the United States, is a major supplier of specialty wire and cable products.

COMPETITION

ALLTEL Supply and HWC (the "Distribution companies") experience substantial competition throughout their sales territories from other distribution companies and direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance. Since the products distributed by the Distribution companies are also offered by other competitors, the Distribution companies differentiate themselves from competitors by providing value-added services such as offering expert technical assistance, maintaining extensive inventories in strategically located warehouses and counter-sales show rooms to facilitate single supplier sourcing and "just-in-time" delivery, maintaining a full range of alternative product lines, and by providing staging, assembly and other services. The Company is continually evaluating and implementing policies and strategies which will meet customer expectations and position the Distribution companies in the market as a quality customer-focused distributor. Examples of these policies and strategies include the customer cable management program offered by HWC and the "just-in-time" inventory program by ALLTEL Supply.

PRODUCTS

ALLTEL Supply offers more than 42,000 products for sale. In addition, ALLTEL Supply inventories single and multi-line telephone sets, local area networks ("LANs"), switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items.

HWC inventories approximately 43,000 reels of specialty wire and cable. These include shielded and unshielded power cables, flame resistant cables, and high temperature precision engineered cables.

The Distribution companies have not encountered any material shortages or delays in delivery of products from their suppliers.

                              DIRECTORY PUBLISHING

ALLTEL Publishing coordinates advertising, sales, printing, and distribution for 356 telephone directories in 38 states. In October 1993, ALLTEL
Publishing completed its purchase of GTE Directories independent publishing business, which included contracts with more than 125 independent telephone companies across the country. Under terms of the agreement, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories provides directory sales and printing services through a separate contract with ALLTEL Publishing.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                            CABLE TELEVISION SERVICE

As previously discussed, the Company disposed of substantially all of its cable television operations during 1995. As part of its agreement to sell certain telephone properties, the Company also completed the sale of certain cable television properties to Citizens. These cable television properties served approximately 6,800 customers in Arizona, California, New Mexico and Utah. The Company also completed in 1995 the sale of its cable television properties in Texas which served approximately 7,200 customers. As a result of these sales, the Company's cable television operations are limited to only providing service to approximately 3,400 customers located in the cities of Bolivar and Stockton, Missouri. These remaining cable television properties are not significant to the ongoing operations of the Company.

The Company does not hold any spectrum or other licenses issued by the FCC related to its cable television operations. The Company's cable system receives signals by means of special antennae, microwave relay systems and earth stations. The system amplifies such signals and distributes programs to subscribers through a coaxial cable system. The number of broadcast channels provided by the Company in each of its two service areas are 26 channels.
The sources of the Company's cable television programming consist of the signals received from national television networks, local and other independent television stations that operate in or near to the Company's service areas, satellite-delivered non-broadcast channels, and public service announcements. Through contractual arrangements, the Company has obtained the authority to re-transmit the program offerings supplied by these providers.

                                   INVESTMENTS

WORLDCOM, INC.

The Company owns approximately a 7 percent interest in WorldCom, Inc. (formerly LDDS Communications, Inc.), a publicly-held company. WorldCom, Inc. is a large long-distance company in the United States and is a full service provider of international telecommunications and specialized broadcasting services.

GO COMMUNICATIONS CORPORATION

During 1995, the Company made an approximate $32 million investment in GO Communications Corporation, a bidder in the FCC's "C" band PCS auction that is scheduled to be concluded in early 1996. As a result, the Company owns approximately a 20 percent interest in GO Communications Corporation.

HORIZON TELECOM, INC.

ALLTEL owns a 19.8 percent interest in Horizon Telecom, Inc. (formerly Chillicothe Telephone Company), which serves approximately 27,000 telephone lines in Ohio. Frederick G. Griech, President of ALLTEL Telephone Services Corporation's Northeast Region, and Dennis Mervis, President of ALLTEL Ohio, Inc. and The Western Reserve Telephone Company, are members of Horizon Telecom, Inc.'s Board of Directors.

COMDIAL CORPORATION

During 1995, the Company sold approximately one-half of its shares of stock in Comdial Corporation, a producer of quality telephone sets and key systems. As a result, the Company now owns approximately a 3 percent interest in Comdial Corporation.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 2.  Properties

TELEPHONE PROPERTY

The Company's telephone property in service consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The gross investment by category in telephone property as of December 31, 1995 was as follows:

                                                                   (Thousands)
        Telephone-
           Land, buildings and leasehold improvements             $   276,785
           Central office equipment                                 1,269,038
           Outside plant                                            1,904,764
           Furniture, fixtures, vehicles and other                    282,881
               Total                                               $3,733,468

Standard practices prevailing in the telephone industry are followed by the Company's telephone operating subsidiaries in the construction and maintenance of plant and facilities. Certain properties of the Company and its telephone operating subsidiaries are pledged as collateral for long-term debt.


OTHER PROPERTY

Other properties of the Company in service consist primarily of property, plant and equipment used in information services, product distribution and cellular telephone operations. The total investment by category for these operations as of December 31, 1995 was as follows:

                                                                   (Thousands)

        Land, buildings and leasehold improvements                $   205,891
        Data processing equipment                                     340,741
        Cellular telephone plant and equipment                        331,755
        Furniture, fixtures and miscellaneous                          81,623
            Total                                                 $   960,010

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         As of January 31, 1996, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 92,000. For additional information pertaining to Markets for ALLTEL Corporation's Common Stock and Related Stockholder Matters, refer to pages 37, 39, 43 and the inside back cover of ALLTEL's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

Item 6.  Selected Financial Data

         For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page 34 of ALLTEL's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages 27-32 of ALLTEL's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages 33 and 35-47 of ALLTEL's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the two most recent fiscal years or the subsequent interim period up to the date of this Form 10-K, there were no disagreements with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures. In addition, none of the "kinds of events" described in item 304(a)(1)(v)(A),(B),(C) and (D) of Regulation S-K have occurred.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part III

Item 10(a). Directors of the Registrant

            For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 10(b). Executive Officers of the Registrant

                       Name             Age               Position

                   Joe T. Ford           58      Chairman, President and Chief
                                                   Executive Officer

                *  Scott T. Ford         33      Executive Vice President

                   Tom T. Orsini         45      Executive Vice President

                   Dennis J. Ferra       42      Senior Vice President and
                                                   Chief Financial Officer

                   Francis X. Frantz     42      Senior Vice President -
                                                   External Affairs, General
                                                   Counsel and Secretary

                   John L. Comparin      43      Vice President - Human
                                                   Resources and Administration

                   Ronald D. Payne       49      Vice President - Strategic
                                                   Planning and Business
                                                   Development

                   Jerry M. Green        48      Treasurer

                   John M. Mueller       45      Controller

                   Deborah J. Akins      40      Assistant Treasurer

* - On January 25, 1996, Scott T. Ford was elected as a Director of the Company. On January 31, 1996, Scott T. Ford was named Executive Vice President of the Company.

There are no arrangements between any officer and any other person pursuant to which he/she was selected as an officer. Except for Scott T. Ford, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years. Prior to joining ALLTEL, Scott T. Ford served as Assistant to the Chairman of Stephens Group, Inc. of Little Rock, Arkansas.

Item 11.  Executive Compensation

          For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.


                               Form 10-K, Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

      1. Financial Statements:

         The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries, included in the annual report of ALLTEL Corporation to its stockholders for the year ended December 31, 1995, are incorporated herein by reference:


                                                                 Annual Report
                                                                  Page Number

         Report of Independent Public Accountants                      33

         Consolidated Statements of Income -
            for the years ended December 31, 1995, 1994 and 1993       35

         Consolidated Balance Sheets - December 31, 1995 and 1994     36-37

         Consolidated Statements of Cash Flows -
            for the years ended December 31, 1995, 1994 and 1993       38

         Consolidated Statements of Shareholders' Equity -
            for the years ended December 31, 1995, 1994 and 1993       39

         Notes to Consolidated Financial Statements                   41-47

         Supplementary Information-Business Segment Information     40 and 46

         The Consolidated Financial Statements and Supplementary Financial Information listed in the above index which are included in the 1995 Annual Report to Stockholders of ALLTEL Corporation are hereby incorporated by reference.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued):

      2. Financial Statement Schedules:
                                                                    Form 10-K
                                                                   Page Number

         Report of Independent Public Accountants                       20

         Schedule II. Valuation and Qualifying Accounts                 21

      3. Exhibits:

         See "Exhibit Index" located on page 22-26 of this document.

     (b) No reports on Form 8-K were filed during the last quarter of 1995.

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

            ALLTEL Corporation
                Registrant

By  /s/  Joe T. Ford
  Joe T. Ford, Chairman, President and                 Date: February 20, 1996
     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/  Dennis J. Ferra                               Date: February 20, 1996
  Dennis J. Ferra, Senior Vice President and
     Chief Financial Officer

* Joe T. Ford, Chairman, President,
     Chief Executive Officer, and Director

* Scott T. Ford, Executive Vice President and Director

* Dennis J. Ferra, Senior Vice President and
     Chief Financial Officer

* John M. Mueller, Controller
                                                        By /s/Dennis J. Ferra
* Ben W. Agee, Director                                     *(Dennis J. Ferra,
                                                              Attorney-in-fact)
* Michael D. Andreas, Director
                                                       Date: February 20, 1996
* John R. Belk, Director

* Lawrence L. Gellerstedt III, Director

* W. W. Johnson, Director

* Emon A. Mahony, Jr., Director

* John P. McConnell, Director

* Josie C. Natori, Director

* John E. Steuri, Director

* Carl H. Tiedemann, Director

* Ronald Townsend, Director

* William H. Zimmer, Jr., Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
    ALLTEL Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements included in ALLTEL Corporation's Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 21 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   /s/ ARTHUR ANDERSEN LLP



Little Rock, Arkansas,
January 22, 1996.

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

Allowance for doubtful accounts,
    subscribers and others:

       For the years ended

          December 31, 1995          $21,510          $   -       $21,510     $35,860     $  -         $38,931 (A)    $18,439

          December 31, 1994          $10,766          $  39       $10,805     $33,504     $  -         $22,799 (A)    $21,510

          December 31, 1993          $ 8,849          $ 656       $ 9,505     $13,636     $  -         $12,375 (A)    $10,766


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

    (b)    By-Laws of ALLTEL Corporation (Exhibit 3(b) to Form SE dated     *
           February 17, 1993).

 (4)(a)    Amended and Restated Rights Agreement dated as of April 26,      *
           l989, between ALLTEL Corporation and Ameritrust Company N.A. (incorporated herein by reference to Form 8 dated April 26, l989, filed with the Commission on April 28, l989).

    (b)    First Amendment to Amended and Restated Rights Agreement dated   *
           as of April l6, l990, between ALLTEL Corporation and Ameritrust Company N.A. (incorporated herein by reference to Form SE of ALLTEL Corporation filed with the Commission on April 23, l990).

    (c)    The Company agrees to provide to the Commission, upon request,   --
           copies of any agreement defining rights of long-term debt holders.

(10)(a)(1) Executive Compensation Agreement and amendments thereto by and    *
           between the Corporation and Joe T. Ford (incorporated herein by reference to Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1983).

    (a)(2) Modification to Executive Compensation Agreement by and between   *
           the Corporation and Joe T. Ford effective as of January 1, 1987 (incorporated herein by reference to Exhibit 10(b)(2) to Form
           10-K for the fiscal year ended December 31, 1986).

    (a)(3) Modification to Executive Compensation Agreement by and between   *
           ALLTEL Corporation and Joe T. Ford, effective as of January 1,
           1991 (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration Statement (No. 33-44736) on Form S-4 dated December 23, 1991).

    (a)(4) Split-dollar Life Insurance Agreement by and between the          *
           Corporation and Joe T. Ford effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(a)(4) to Form
           10-K for the fiscal year ended December 31, 1994).

    (b)(1) Executive Compensation Agreement by and between the Company and   *
           John E. Steuri effective as of April l7, l990 (incorporated herein by reference to Exhibit B of ALLTEL Corporation
           Registration Statement (No. 33-34495) on Form S-4 dated
           April 23, 1990).

    (b)(2) Executive Retirement Agreement by and between the Company and     67
           John E. Steuri effective as of December 27, l995.


*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(c)(1) Change in Control Agreement by and between the Company and        *
           John L. Comparin effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(2) Change in Control Agreement by and between the Company and        *
           Dennis J. Ferra effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(3) Change in Control Agreement by and between the Company and        *
           Francis X. Frantz effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(4) to Form
           10-K for the fiscal year ended December 31, 1994).

    (c)(4) Change in Control Agreement by and between the Company and        *
           Tom T. Orsini effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(5) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(5) Change in Control Agreement by and between the Company and        *
           Ronald D. Payne effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-K for the fiscal year ended December 31, 1994).

    (d)(1) Split-dollar Life Insurance Agreement by and between the          *
           Corporation and Dennis J. Ferra effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(1) to Form
           10-K for the fiscal year ended December 31, 1994).

    (d)(2) Split-dollar Life Insurance Agreement by and between the          *
           Corporation and Francis X. Frantz effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form
           10-K for the fiscal year ended December 31, 1994).

    (d)(3) Split-dollar Life Insurance Agreement by and between the          *
           Corporation and Tom T. Orsini effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(3) to Form 10-K for the fiscal year ended December 31, 1994).

    (e)(1) ALLTEL Corporation Supplemental Executive Retirement Plan,        *
           effective October 24, 1994 (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended
           December 31, 1994).

    (e)(2) Directors' Retirement Plan of ALLTEL Corporation, as amended      *
           and restated effective January 1, 1994 (incorporated herein by reference to Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1993).

*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(f)(1) Executive Deferred Compensation Plan of ALLTEL Corporation, as    *
           amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).

    (f)(2) Deferred Compensation Plan for Directors of ALLTEL Corporation,   *
           as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).

    (g)(l) ALLTEL Corporation 1975 Incentive Stock Option Plan (as amended   *
           and restated effective July 26, 1988) (incorporated herein by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1988).

    (g)(2) ALLTEL Corporation 1991 Stock Option Plan (incorporated herein    *
           by reference to Exhibit A to Proxy Statement, dated March 8,
           1991).

    (g)(3) ALLTEL Corporation l994 Stock Option Plan for Nonemployee         *
           Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, l994).

    (g)(4) ALLTEL Corporation l994 Stock Option Plan for Employees           *
           (incorporated herein by reference to Exhibit A to Proxy
           Statement dated March 4, l994).

    (h)(1) Systematics, Inc. 1981 Incentive Stock Option Plan and Amendment * No. 1 thereto (incorporated herein by reference to Form S-8
           (No. 33-35343) of ALLTEL Corporation filed with the Commission on June 11, 1990).

    (h)(2) Stock Purchase Plan for Employees of Systematics Information      *
           Services, Inc. and its Affiliates, effective June 18, 1991 (incorporated herein by reference to Exhibit 10(h)(2) to Amendment No. 1 to Form 10-K for the fiscal year ended
           December 31, 1993).

    (i)    ALLTEL Corporation Performance Incentive Compensation Plan as     *
           amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).

    (j)    ALLTEL Corporation Long-Term Performance Incentive Compensation   *
           Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).

    (j)(1) Amendment No. 1 to ALLTEL Corporation Long-Term Performance       *
           Incentive Compensation Plan as amended and restated effective January 1, 1993, (incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).

    (k)    ALLTEL Corporation Pension Plan (January 1, 1994 Restatement)     *
           (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1994).

*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(k)(1) Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1,    *
           1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended March 31, 1995).

    (k)(2) Amendments No. 2 and 3 to ALLTEL Corporation Pension Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(2) to Form 10-Q for the period ended June 30,
           1995).

    (k)(3) Amendments No. 4 and 5 to ALLTEL Corporation Pension Plan         81
           (January 1, 1994 Restatement).

    (l)    ALLTEL Corporation Profit-Sharing Plan (January 1, 1994           *
           Restatement)(incorporated herein by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1994).

    (l)(1) Amendments No. 1 and 2 to ALLTEL Corporation Profit-Sharing       *
           Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(1) to Form 10-Q for the period ended June 30, 1995).

    (l)(2) Amendments No. 3 and 4 to ALLTEL Corporation Profit-Sharing      123
           Plan (January 1, 1994 Restatement).

    (m)    ALLTEL Corporation Benefit Restoration Plan (January 1, 1996     132
           Restatement).

    (n)    Amended and Restated ALLTEL Corporation Supplemental Medical      *
           Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended
           December 31, 1990).

    (o)    ALLTEL Corporation Thrift Plan (January 1, 1994 Restatement)      *
           (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1994).

    (o)(1) Amendments No. 1 and 2 to ALLTEL Corporation Thrift Plan          *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(p)(1) to Form 10-Q for the period ended
           June 30, 1995).

    (o)(2) Amendment No. 3 to ALLTEL Corporation Thrift Plan (January 1,    146
           1994 Restatement).

(11)       Statement re computation of per share earnings.                   27

(13)       Annual report to stockholders for the year ended December 31,     32
           1995. Such report, except for the portions incorporated by reference herein, is furnished for the information of the SEC and is not "filed" as part of this report.


*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(21)       Subsidiaries of the registrant.                                   28

(23)       Consents of experts and counsel.                                  31

(24)       Powers of Attorney.                                              154

(27)       Financial Data Schedule for the year ended December 31, 1995.    158

(99)(a)    Annual report on Form 11-K for the Stock Purchase Plan for        --
           Employees of Systematics Information Services, Inc. and its Affiliates for the year ended December 31, 1995, will be filed by amendment.

(99)(b)    Annual report on Form 11-K for the ALLTEL Corporation Thrift      --
           Plan for the year ended December 31, 1995, will be filed by amendment.

*   Incorporated herein by reference as indicated.