Form 10-K/A
period 1995-12-31
ALLTEL CORP
filed 1996-04-26
CIK 65873

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

                      DOCUMENTS INCORPORATED BY REFERENCE
     Document                                               Incorporated Into
     Annual report to shareholders for the year
        December 31, 1995                                    Parts I, II and IV
     Proxy statement for the 1996 annual meeting
        of stockholders                                       Part III
     The Exhibit Index is located on page 2 of this amendment.

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



                                           ALLTEL CORPORATION
                                              (Registrant)


                                        /s/  Dennis J. Ferra
                                            Dennis J. Ferra
                          Senior Vice President and Chief Financial Officer
                                             April 26, 1996

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part IV


     Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K:


           3.  Exhibits:

               See "Exhibit Index" located on page 2 of this amendment.

                                 EXHIBIT INDEX


 Number and Name                                                           Page

   (23)        Consents of experts (filed herewith).                         3

   (99)(a)     Form 11-K information for the Stock Purchase Plan for         4
               Employees of ALLTEL Information Services, Inc.
               and its Affiliates for the years ended December 31, 1995 and 1994 (filed herewith).

   (99)(b)     Form 11-K information for the ALLTEL Corporation             14
               Thrift Plan as of December 31, 1995 and 1994 and for the year ended December 31, 1995 (filed herewith).