Form 10-Q
period 1996-03-31
ALLTEL CORP
filed 1996-05-13
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


Number of common shares outstanding as of March 31, 1996:

                                   189,440,201

The Exhibit Index is located at sequential page  13 .

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended March 31, 1996, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three and
                      twelve months ended March 31, 1996 and 1995.

           Consolidated Balance Sheets - March 31, 1996 and 1995 and
                      December 31, 1995.

           Consolidated Statements of Cash Flows - for the three
                      and twelve months ended March 31, 1996 and 1995.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's total capital structure was $3.8 billion at March 31, 1996, reflecting 54% common and preferred equity and 46% debt. This compares to a capital structure of $3.7 billion at December 31, 1995, reflecting 52% common and preferred equity and 48% debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

     Cash provided by operations, which is the Company's primary source of liquidity, was $177.1 million and $698.2 million for the three and twelve month periods in 1996, respectively, compared to $168.1 million and $623.5 million for the same periods in 1995. The increases in the 1996 periods primarily reflect the growth in earnings of the Company, partially offset by increases in working capital requirements. Cash from investing activities for 1996 includes proceeds totaling $38.7 million and $251.6 million for the three month and twelve month periods, respectively, which were received principally from the sale of telephone properties, as discussed below. Cash from investing activities also includes proceeds of $31.1 million received from the disposition of investments. Of this amount, $30.4 million relates to the withdrawal of the Company's investment in GO Communications Corporation ("GOCC"). The Company's previously announced $32 million investment in GOCC was subject to a number of conditions, including GOCC's ability to secure "C" band licenses in the Personal Communications Services ("PCS") auctions conducted by the Federal Communications Commission.
Following GOCC's decision to exit the PCS auctions, the Company elected to withdraw its investment.

     The primary uses of capital resources continue to be for capital expenditures and for the payment of dividends. Capital expenditures for the three and twelve month periods in 1996 were $102.9 million and $485.8 million, respectively, compared to $140.1 million and $626.7 million for the same periods in 1995. The Company financed the majority of its capital expenditures through the internal generation of funds in each of the past two year periods. Capital expenditures are forecast at $456.7 million for 1996, which are expected to be financed primarily from internally generated funds. During each of the past two year periods, the Company's capital expenditures were directed toward telephone operations to continue to modernize its network and invest in equipment to provide new telecommunications services. In addition, capital expenditures were incurred for expansion into existing cellular and information services markets, and to upgrade existing cellular network facilities. Common and preferred dividend payments for the three and twelve month periods in 1996 were $49.5 million and $186.3 million, respectively, compared to $45.5 million and $173.8 million for the same periods in 1995. The increases in dividend payments in the 1996 periods primarily reflect the October 1995 action of the Board of Directors to increase the quarterly common stock dividend rate from $.24 per share to $.26 per share.

     The Company has a $500 million revolving credit agreement. There were no borrowings outstanding under this agreement at March 31, 1996, compared to $151.5 million that was outstanding at December 31, 1995, and $159.1 million that was outstanding at March 31, 1995.

     In March 1996, the Company issued $300 million of 7.0 percent debentures to refinance existing high-cost indebtedness consisting of $200 million of
9.5 percent debentures. The remaining proceeds were used to reduce borrowings under the Company's revolving credit agreement. The Company was required to pay $15.8 million in termination fees to complete the early retirement of the $200 million of long-term debt. The retirement of the $200 million debentures and the reduction in revolving credit agreement borrowings represent the majority of long-term debt retired in the three month period ended
March 31, 1996. In September 1995, the Company issued $200 million of 6.75 percent debentures to retire $150 million of 10.375 percent debentures and $50 million of 8.875 percent debentures. In October 1995, the Company was required to pay $14.0 million in termination fees to complete the early retirement of these two debt issues. The retirement of $200 million of debentures in March 1996, the retirement of $200 million of long-term debt in October 1995 and the reduction in revolving credit agreement borrowings represent the majority of long-term debt retired in the twelve month period ended March 31, 1996. The two completed debt refinancings are expected to produce approximately $10.5 million in annual pre-tax interest savings.

     The issuance of the $300 million of 7.0 percent debentures represent substantially all of the long-term debt issued in the three month period ended March 31, 1996. The $300 million debentures and the issuance of the $200 million of 6.75 percent debentures account for substantially all of the long-term debt issued during the twelve months ended March 31, 1996.

RESULTS OF OPERATIONS

Telephone Operations

     In November 1994, the Company signed definitive agreements to sell telephone properties serving approximately 117,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $250 million in cash, assumed debt and 3,600 access lines in Pennsylvania. The sale of telephone properties represents a continuation of the Company's ongoing efforts to achieve efficiencies and enhance the competitive position of its telephone operations. The sale of properties in Oregon and West Virginia was completed at the end of the second quarter of 1995, the sale of all remaining properties except for those in Nevada was completed during the fourth quarter of 1995, and the sale of properties in Nevada was completed during March 1996. The sale of properties resulted in a pre-tax gains of $15.3 million and $65.1 million for the three and twelve month periods ended March 31, 1996, respectively. Additionally, the sale of properties resulted in decreases in revenues and sales of $24.8 million and $48.8 million and decreases in operating income of $8.7 million and $15.9 million for the three and twelve month periods ended March 31, 1996, respectively.

     Telephone operations revenues and sales decreased $12.7 million or 4% and $1.6 million or less than 1% for the three and twelve months ended
March 31, 1996, respectively. Telephone operating income decreased $2.5 million or 2% and increased $13.5 million or 3% for the three and twelve month periods, respectively. Excluding the impact of the sale of properties to Citizens, telephone's revenues and sales would have increased $12.1 million and $47.2 million or 4% and operating income would have increased $6.2 million or 6% and $29.4 million or 7% for the three and twelve month periods ended March 31, 1996, respectively.

     Local service revenue increased $2.7 million or 3% and $18.6 million or 5% in the three and twelve month periods, respectively. Customer access lines, net of lines sold to Citizens, increased nearly 5% during the past twelve month period, reflecting increased sales of higher-margin second access lines and growth in the number of residential lines in Ohio and Georgia. Growth in custom calling feature revenues also contributed to the increase in revenues for both the three and twelve month periods. The increases in local service revenues due to growth in customer access lines and custom calling feature revenues were partially offset by the sale of properties to Citizens, which reduced revenues $6.2 million and $12.8 million for the three and twelve month periods, respectively. There have been no local rate increases granted to any of the Company's telephone operating subsidiaries during 1996, and management does not anticipate filing for any local rate increases during the remainder of 1996.

     Network access and long-distance revenues decreased $13.7 million or 8% and $21.4 million or 3% for the three and twelve month periods, respectively. The decreases for both periods reflect the sale of properties to Citizens which accounted for $15.7 million and $30.3 million of the decrease in revenues for three and twelve month periods, respectively. The decreases in revenues for both periods were partially offset by higher volumes of access usage.

     Miscellaneous revenues decreased $1.7 million or 5% and increased $1.3 million or 1% for the three and twelve month periods, respectively. The decrease in the three month period reflects the sale of properties to Citizens which reduced revenues by $2.9 million. This decrease was partially offset by increases in directory advertising revenues, direct sales of telephone equipment, rental revenues, and sales of telephone equipment maintenance and protection plans. The sale of properties to Citizens resulted in a decrease in miscellaneous revenues of $5.7 million for the twelve method. This decrease was offset by increases in direct sales of telephone equipment, directory advertising revenues and sales of telephone equipment maintenance and protection plans.

     Total telephone operating expenses decreased $10.3 million or 5% and $15.1 million or 2% for the three and twelve month periods, respectively. The sale of properties to Citizens accounted for $16.1 million and $32.9 million of the decreases in operating expenses for the three and twelve month periods, respectively. The decreases in operating expenses for both periods resulting from the sale of properties to Citizens were partially offset by increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, an increase in cost of products sold related to sales of telephone equipment and maintenance and protection plans and increased depreciation expense.

     The decrease in telephone operating income for the three month period reflects the decrease in revenues and sales previously noted. Although revenues and sales decreased in the twelve month period, growth in operating income occurred primarily due to the increase in sales of higher-margin second access lines and a reduction in accounting, financial management and other general administrative expenses, reflecting the Company's ongoing cost-control efforts.

     The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If the Company's telephone subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the telephone subsidiaries' ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

Information Services

     Revenues and sales for the information services segment reflect increases of $8.3 million or 4% and $54.7 million or 6% for the three and twelve month periods, respectively. Operating income increased $2.4 million or 9% and $6.5 million or 5% for the three and twelve month period, respectively. Growth in revenues and sales and operating income for the information services segment continues to be affected by the number of mergers and consolidations taking place in the domestic financial services and mortgage industries.

     Information services revenues and sales increased in both periods primarily due to growth in the telecommunications portion of its outsourcing business, reflecting volume growth in existing data processing contracts and the addition of an outsourcing contract with Citizens. Additional software maintenance revenues, an increase in the number of mortgage loans processed, increased usage of specialized programming service offerings, and the purchase in May 1995 of Vertex Business Systems, Inc. also contributed to the increase in revenues and sales for all periods. The increase for the twelve month period also reflects the expansion of this segment's international and healthcare operations. Healthcare services revenues and sales increased primarily due to an acquisition completed in November 1994 accounted for as a purchase. The increases in revenues and sales for all periods were partially offset by the sale of this segment's check processing operations completed in September 1995, lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market, and by a reduction in revenues collected for early termination of facilities management contracts.

     The increases in operating income for the three and twelve month periods reflect the increases in revenues and sales previously discussed, partially offset by the loss of higher margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts, and an increase in operating costs including depreciation and amortization expense. Operating income for both periods of 1996 was also impacted by lower margins realized on international software sales due to increased costs to procure and support these sales. Depreciation and amortization expense increased in both periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

     As a result of the declining contributions from this segment's check processing and community banking operations, the Company recorded a pre-tax write-down of approximately $54.2 million to the estimated net realizable value of these operations in December 1994. The effect of this write-down is included in the twelve months ended March 31, 1995. In accordance with the Company's plan for the disposal of the check processing operations, the Company recorded an additional $5.0 million pre-tax write-down in June 1995 to reflect the net realizable value of these operations. The effect of this write-down is included in the twelve months ended March 31, 1996. As previously noted, the sale of the check processing operations was completed at the end of the third quarter of 1995.

Product Distribution Operations

     Revenues and sales for the product distribution segment reflect decreases of $1.9 million or 2% and $1.2 million or less than 1% for the three and twelve month periods, respectively. Operating income decreased $0.7 million or 9% for the three month period and increased $1.0 million or 4% for the twelve month period.

     The decreases in revenues and sales for both periods were primarily due to a reduction in sales of telecommunications and data products to affiliates and other independent telephone companies. Compared to the prior-year periods, sales to affiliates decreased $6.4 million and $13.5 million and sales to other independent telephone companies decreased $2.5 million and $3.1 million for the three and twelve month periods, respectively. The decreases in sales to affiliates reflects the sale of properties to Citizens as previously discussed. The decreases in sales to affiliates and other independent telephone companies for both periods were partially offset by increased retail sales of telecommunications and data products at this segment's counter-showrooms, which increased $4.1 million and $14.4 million for the three and twelve month periods of 1996, respectively. Sales of electrical wire and cable products also increased in both periods reflecting a slightly higher demand for these products.

     Operating income decreased in the three month period primarily due to the decrease in revenues and sales noted above and due to lower profit margins realized on the sale of electrical wire and cable products resulting from a decrease in copper prices. Although revenues and sales decreased in the twelve month period, growth in operating income occurred primarily due to the increase in higher-margin retail sales of telecommunications and data products and due to a decrease in selling-related expenses and other operating costs.

Cellular Operations

     Cellular operations provided strong operating results which contributed
significantly to the Company's overall earnings growth.   Revenues and sales
reflect increases of $19.4 million or 22% and $101.6 million or 32% for the three and twelve month periods, respectively. Operating income increased $11.1 million or 52% and $41.6 million or 46% for the three and twelve month periods, respectively. During the twelve month period ended March 31, 1996, subscriber growth remained strong as the number of cellular customers grew to 663,406 from 520,480, an increase of 142,926 customers or 27%.

     Cellular operations revenues and sales increased in all periods primarily due to the significant growth in its customer base. Partially offsetting the increases in revenues resulting from subscriber growth were declines in the average monthly revenue per subscriber. Average revenue per subscriber per month was $58 and $62 for the three and twelve months ended March 31, 1996, compared to $62 and $66 for the same periods in 1995. The declines in revenue per subscriber reflect the industry-wide trend of increased penetration into lower-usage market segments. The acquisition of new cellular properties and increased ownership interest in existing cellular properties also contributed to the growth in revenues and sales in the twelve month period. The growth in operating income for both periods primarily reflects the increases in revenues and sales. In addition, operating income for the three month period also reflects improved margins realized on the sale of cellular equipment. The increases in operating income for both periods were partially offset by higher expenses for selling and advertising, depreciation and other operating expenses.

Other Operations

     Other operations revenues and sales decreased $2.6 million or 6% and $21.9 million or 14% for the three and twelve month periods, respectively. Operating income increased $0.1 million or 4% for the three month period and decreased $5.9 million or 45% for the twelve month period, respectively.

     Revenues and sales for other operations decreased in the three month period primarily due to a decrease in directory publishing revenues attributable to change in the mix of directories published. Although the number of directories published during the first quarter of 1996 increased slightly from the prior year period, the average revenues realized per published directory declined by 6%. Revenues and sales for the twelve month period decreased due to a reduction in the number of directories published and a decrease in the average revenues realized per published directory, which declined by 11% from the prior year twelve month period. The declines in average revenues realized per published directory for both periods reflect the loss of several large independent directory contracts. Revenues and sales for the twelve month period also decreased due to a change in accounting in late 1993 related to the publication of directories. Concurrent with the purchase of the independent telephone directory operations of GTE Directories Corporation ("GTE Directories") in October 1993, the Company began recognizing all revenues and expenses related to a published directory in the month of publication, instead of recognizing the revenues and expenses ratably over a twelve month period. As a result of this change, revenues and sales for the twelve month period ended March 31, 1995 include approximately $7.9 million of additional revenues related to directories accounted for under the previous method. The decreases in revenues and sales for both periods were partially offset by the receipt of a one-time settlement from GTE Directories for reimbursement of certain computer software conversion costs incurred by the Company subsequent to its purchase of the independent telephone directory business.

     The increase in operating income for the three month period primarily reflects the impact of the one-time settlement received from GTE Directories which helped to increase the gross profit margin on published directories to 15% from 13% for the prior-year period. The decrease in operating income for the twelve month period reflects the decrease in revenues and sales previously noted. Operating income for the twelve month period also reflects lower margins realized on directories published for affiliates. The lower margins resulted from increased fees paid to affiliates for publishing rights under the terms of a new contract that became effective on January 1, 1995.

Corporate Operating Expenses

     Corporate operating expenses increased $0.8 million or 17% and $8.3 million or 43% for the three month and twelve month periods, respectively.
The increases for both periods reflect the reclassification of the amortization of telephone plant acquisition adjustments related to the Company's purchase of certain telephone properties of GTE Corporation in the state of Georgia ("GTE Georgia"). Prior to April 1995, this amortization expense had been classified as non-operating expense. Accordingly, corporate operating expenses for the three and twelve months ended March 31, 1995, do not include approximately $1.0 million and $4.9 million, respectively, of amortization expense related to the GTE Georgia acquisition. The increase in corporate operating expenses for the twelve month period also includes approximately
$2.0 million related to the amortization of excess cost of entities purchased subsequent to April 1995. Finally, increased employee benefit costs also contributed to the increase in corporate operating expenses for the twelve month period.

Other Income, Net

     Other income, net decreased $1.0 million or 65% for the three month period, and increased $4.7 million or 145% for the twelve month period, respectively. The decrease in the three month period was primarily due to an increase in the minority interest in earnings of the Company's cellular operations by others and a decrease in equity income recognized on investments in cellular limited partnerships. The decrease in the twelve month period primarily resulted from an increase in minority interest in earnings of the Company's cellular operations by others, partially offset by an increase in equity income recognized on investments in cellular limited partnerships and an increase in capitalized interest costs related to long-term construction projects. In addition, other income, net for the three and twelve month periods ended March 31, 1995, include the amortization of telephone plant acquisition adjustments related to the GTE Georgia acquisition that were reclassified in April 1995 to corporate operating expenses, as previously discussed.

Interest Expense

     Interest expense decreased $2.9 million or 8% and $0.3 million or less than 1% for the three and twelve month periods, respectively. The decreases in interest expense in all periods reflects the issuance of $200 million of
6.75 percent debentures in September 1995 to retire two existing high-cost debt issues, as previously discussed. The decrease in interest expense for the twelve month period related to the September 1995 debt refinancing was partially offset by increases in the average borrowing rates for amounts outstanding under the Company's revolving credit agreement.

Gain on Disposal or Exchange of Assets, Write-down of Assets and Other

     As previously discussed, during the first quarter of 1996, the Company recorded a pre-tax gain of $15.3 million from the sale of telephone properties in Nevada to Citizens. The Company also incurred $15.8 million of termination fees related to the early retirement of $200 million of long-term debt. Finally, the Company realized a loss of $1.8 million related to the withdrawal of its investment in GOCC. The net income impact from these transactions resulted in a decrease of $1.5 million in net income and $.01 in earnings per share for the three month period ended March 31, 1996.

     Including the impact of the above transactions, net income for the twelve month period includes pre-tax gains totaling $65.1 million from the disposal of certain telephone properties to Citizens, termination fees totaling $29.8 million related to the refinancing of long-term debt completed in September 1995 and March 1996, an additional pre-tax write-down of $5.0 million to reflect the net realizable value of the information services segment's check processing operations, and the $1.8 million loss incurred on the withdrawal of an investment. The net income impact from these transactions resulted in an increase of $18.4 million in net income and $.10 in earnings per share for the twelve month period ended March 31, 1996.

     In December 1994, the Company recorded a pre-tax write-down of $54.2 million to reflect the estimated net realizable value of its information services segment's community banking and check processing operations. This write-down decreased net income by approximately $32 million and earnings per share by $.17 per share for the twelve month period ended March 31, 1995.

Income Taxes

     Income tax expense increased $3.8 million or 8% and $54.5 million or 33% for the three and twelve month periods, respectively. The increase in the both periods primarily resulted from an increase in taxable income for financial reporting purposes. In addition, income tax expense for the twelve months ended March 31, 1995 includes a tax benefit of approximately $22 million resulting from the write-down of the information services operations recorded in December 1994.

Net Income Applicable to Common Shares

     Net income applicable to common shares increased $5.5 million or 7% and $81.7 million or 29% for the three and twelve month period, respectively. Primary earnings per common share for the three and twelve month periods ended March 31, 1996 also increased 7% and 29%, respectively over the same periods in 1995. As previously discussed, the three month period includes the gain on the sale of certain telephone properties in Nevada, payment of termination fees related to the refinancing of $200 million of long-term debt and a loss incurred on the withdrawal of an investment. The net income impact of these transactions resulted in a $.01 decrease in earnings per share. The twelve month period includes gains on the sale of certain telephone properties, termination fees related to two debt refinancings, an additional write-down of information services segment's check processing operations, and the loss on the withdrawal of an investment. The net income impact of these transactions resulted in a $.10 increase in earnings per share. The twelve month period for 1995 includes the effect of the write-down of the information services segment's community banking and check processing operations. This write-down decreased net income by approximately $32 million or $.17 per share.
Excluding the impact of these non-extraordinary items, net income would have increased $6.9 million or 9% and $31.0 million or 10% and earnings per share would have increased 9% and 10% for the three and twelve month periods ended March 31, 1996, respectively.

Average Common Shares Outstanding

     The average number of common shares outstanding increased slightly for the three and twelve month periods ended March 31, 1996. The increases in all periods were primarily due to additional shares issued under the Company's stock option plans. The twelve month period also reflects the issuance of approximately 0.3 million shares in November 1994 for an acquisition.

Other Financial Information

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation", ("SFAS 123"). This new standard, effective for calendar year 1996 financial statements, encourages entities to adopt a fair value method of measuring compensation cost for employee stock option plans. Under the prescribed method, compensation cost would be measured at the grant date based on the fair value of the award and would be recognized over the related service period. An entity that does not adopt the fair value method of accounting will be required to include in its financial statements pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has not adopted the fair value method of accounting for stock options in its consolidated financial statements. Management does not expect the pro forma net income and earnings per share disclosures that will be included in the Company's 1996 Annual Report to Stockholders will be materially different from the actual 1996 operating results reported by the Company.

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





                               ALLTEL CORPORATION
                                  (Registrant)



                                           /S/ Dennis J. Ferra
                                               Dennis J. Ferra
                                               Senior Vice President and
                                                 Chief Financial Officer
                                               May 13, 1996

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                            Sequential
Exhibit No.           Description                                     Page No.


 (19)                 Interim Report to Stockholders and
                      Notes to Consolidated Financial Statements
                      for the periods ended March 31, 1996              14-22

 (27)                 Financial Data Schedule
                      for the three months ended March 31, 1996           23