Form 10-Q
period 1996-06-30
ALLTEL CORP
filed 1996-08-13
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from     to

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


Number of common shares outstanding as of June 30, 1996:

                                         189,566,573

The Exhibit Index is located at sequential page  13 .

                              ALLTEL CORPORATION
                                  FORM 10-Q
                        PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended June 30, 1996, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three, six and twelve months ended June 30, 1996 and 1995.

           Consolidated Balance Sheets - June 30, 1996 and 1995 and
                      December 31, 1995.

           Consolidated Statements of Cash Flows - for the six and twelve months ended June 30, 1996 and 1995.

                              ALLTEL CORPORATION
                                  FORM 10-Q
                        PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's total capital structure was $3.9 billion at June 30, 1996, reflecting 56% common and preferred equity and 44% debt. This compares to a capital structure of $3.7 billion at December 31, 1995, reflecting 52% common and preferred equity and 48% debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

    Cash provided by operations, which continues to be the Company's primary source of liquidity, was $365.8 million and $749.8 million for the six and twelve month periods in 1996, respectively, compared to $305.1 million and $639.7 million for the same periods in 1995. The increases in the 1996 periods primarily reflect the growth in earnings of the Company and reduced working capital requirements. Cash from investing activities for 1996 includes proceeds totaling $38.7 million and $166.8 million for the six month and twelve month periods, respectively, which were received principally from the sale of telephone properties, as discussed below. Cash from investing activities also includes proceeds of $30.4 million related to the withdrawal of the Company's investment in GO Communications Corporation ("GOCC"). The Company's previously announced $32 million investment in GOCC was subject to a number of conditions, including GOCC's ability to secure "C" band licenses in the Personal Communications Services ("PCS") auctions conducted by the Federal Communications Commission. Following GOCC's decision to exit the PCS auctions, the Company elected to withdraw its investment.

     The primary uses of capital resources continue to be for capital expenditures and for the payment of dividends. Capital expenditures for the six and twelve month periods in 1996 were $222.9 million and $466.5 million, respectively, compared to $279.5 million and $619.2 million for the same periods in 1995. The Company financed the majority of its capital expenditures through the internal generation of funds in each of the past two-year periods. Capital expenditures are forecast at $456.7 million for 1996, which are expected to be financed primarily from internally generated funds. During each of the past two-year periods, the Company's capital expenditures were directed toward telephone operations to continue to modernize its network and invest in equipment to provide new telecommunications services. In addition, capital expenditures were incurred for expansion into existing cellular and information services markets, and to upgrade existing cellular network facilities. Common and preferred dividend payments for the six and twelve month periods in 1996 were $99.0 million and $190.2 million, respectively, compared to $91.1 million and $178.0 million for the same periods in 1995. The increases in dividend payments in the 1996 periods primarily reflect the October 1995 action of the Board of Directors to increase the quarterly common stock dividend rate from $.24 per share to $.26 per share.

     The Company has a $500 million revolving credit agreement. There were no borrowings outstanding under this agreement at June 30, 1996, compared to $151.5 million that was outstanding at December 31, 1995, and $168.4 million that was outstanding at June 30, 1995.

     In March 1996, the Company issued $300 million of 7.0 percent debentures to refinance existing high-cost indebtedness consisting of $200 million of 9.5 percent debentures. The remaining proceeds were used to reduce borrowings under the Company's revolving credit agreement. The Company was required to pay $15.8 million in termination fees to complete the early retirement of the $200 million of long-term debt. The retirement of the $200 million debentures and the reduction in revolving credit agreement borrowings represent the majority of long-term debt retired in the six month period ended June 30, 1996. In September 1995, the Company issued $200 million of 6.75 percent debentures to retire $150 million of 10.375 percent debentures and $50 million of 8.875 percent debentures. In October 1995, the Company was required to pay $14.0 million in termination fees to complete the early retirement of these two debt issues. The retirement of $200 million of debentures in March 1996, the retirement of $200 million of long-term debt in October 1995 and the reduction in revolving credit agreement borrowings represent the majority of long-term debt retired in the twelve month period ended June 30, 1996. The two completed debt refinancings are expected to produce approximately $10.5 million in annual pre-tax interest savings.

     The issuance of the $300 million of 7.0 percent debentures represent substantially all of the long-term debt issued in the six month period ended June 30, 1996. The $300 million debentures and the issuance of the $200 million of 6.75 percent debentures account for substantially all of the long-term debt issued during the twelve months ended June 30, 1996.

RESULTS OF OPERATIONS

Telephone Operations

     In November 1994, the Company signed definitive agreements to sell telephone properties serving approximately 117,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $250 million in cash, assumed debt and 3,600 access lines in Pennsylvania. The sale of telephone properties represents a continuation of the Company's ongoing efforts to achieve efficiencies and enhance the competitive position of its telephone operations. The sale of properties in Oregon and West Virginia was completed at the end of the second quarter of 1995, the sale of all remaining properties except for those in Nevada was completed during the fourth quarter of 1995, and the sale of properties in Nevada was completed during March 1996. The sale of properties resulted in pre-tax gains of $15.3 million and $34.2 million for the six and twelve month periods ended June 30, 1996, respectively. Additionally, the sale of properties resulted in decreases in revenues and sales of $29.0 million, $53.2 million and $78.1 million and decreases in operating income of $10.2 million, $18.0 million and $27.4 million for the three, six and twelve month periods ended June 30, 1996, respectively.

     Telephone operations revenues and sales decreased $12.7 million or 4%, $25.4 million or 4% and $21.4 million or 2% for the three, six and twelve months ended June 30, 1996, respectively. Telephone operating income decreased $4.2 million or 4%, $6.6 million or 3% and increased $3.1 million or 1% for the three, six and twelve month periods, respectively. Excluding the impact of the sale of properties to Citizens, telephone's revenues and sales would have increased $16.3 million, $27.8 million and $56.7 million or 5% and operating income would have increased $6.0 million or 6%, $11.4 million or 5% and $30.5 million or 7% for the three, six and twelve month periods ended June 30, 1996, respectively.

     Local service revenue increased $1.0 million or 1%, $3.7 million or 2% and $13.1 million or 3% in the three, six and twelve month periods, respectively. Customer access lines, net of lines sold to Citizens, increased nearly 5% during the past twelve month period, reflecting increased sales of higher-margin second access lines and growth in the number of residential lines in Ohio and Georgia. Growth in custom calling feature revenues also contributed to the increase in revenues for all periods. The increases in local service revenues due to growth in customer access lines and custom calling feature revenues were partially offset by the sale of properties to Citizens, which reduced revenues $7.7 million, $13.8 million and $19.3 million for the three, six and twelve month periods, respectively. There have been no local rate increases granted to any of the Company's telephone operating subsidiaries during 1996, and management does not anticipate filing for any local rate increases during the remainder of 1996.

     Network access and long-distance revenues decreased $11.0 million or 7%, $24.7 million or 8% and $31.7 million or 5% for the three, six and twelve month periods, respectively. The decreases in all periods reflect the sale of properties to Citizens which accounted for $17.8 million, $33.3 million and $49.9 million of the decrease in network access and long-distance revenues for three, six and twelve month periods, respectively. The decreases in revenues for all periods were partially offset by higher volumes of access usage. On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that the Company's telephone subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, under Georgia's new alternative rate regulation. The Company has requested the Georgia PSC to reconsider its order. If the Georgia PSC does not reconsider its order, the Company will appeal the commission's decision and ask that the order be vacated. Accordingly, the Company has not implemented any revenue reductions at this time.

     Miscellaneous revenues decreased $2.7 million or 7%, $4.4 million or 6% and $2.8 million or 2% for the three, six and twelve month periods, respectively. The decreases in all periods reflect the sale of properties to Citizens which reduced revenues by $3.5 million, $6.1 million and $8.9 million for the three, six and twelve month periods, respectively. The decreases in revenues for all periods were partially offset by increases in directory advertising revenues, direct sales of telephone equipment, rental revenues, and sales of telephone equipment maintenance and protection plans.

     Total telephone operating expenses decreased $8.5 million or 4%, $18.8 million or 5% and $24.5 million or 3% for the three, six and twelve month periods, respectively. The sale of properties to Citizens accounted for $18.8 million, $35.2 million and $50.7 million of the decreases in operating expenses for the three, six and twelve month periods, respectively. The decreases in operating expenses for all periods resulting from the sale of properties to Citizens were partially offset by increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, an increase in cost of products sold related to sales of telephone equipment and maintenance and protection plans and increased depreciation expense.

     The decreases in telephone operating income for the three and six month periods reflect the decreases in revenues and sales previously noted.
Although revenues and sales decreased in the twelve month period, growth in operating income occurred primarily due to the increase in sales of higher-margin second access lines and a reduction in accounting, financial management and other general administrative expenses, reflecting the Company's ongoing cost-control efforts.

     The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If the Company's telephone subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the telephone subsidiaries' ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

Information Services

     Revenues and sales for the information services segment reflect increases of $5.6 million or 2%, $13.9 million or 3% and $47.8 million or 5% for the three, six and twelve month periods, respectively. Operating income increased $6.0 million or 21%, $8.5 million or 15% and $17.9 million or 15% for the three, six and twelve month periods, respectively. Growth in revenues and sales and operating income for the information services segment continues to be affected by the number of mergers and consolidations taking place in the domestic financial services and mortgage industries.

     Information services revenues and sales increased in all periods primarily due to growth in the telecommunications portion of its outsourcing business, reflecting volume growth in existing data processing contracts and the addition of other outsourcing contracts, including an outsourcing agreement with Citizens. Additional software maintenance revenues, increased usage of specialized programming service offerings and the purchase in May 1995 of Vertex Business Systems, Inc. also contributed to the increase in revenues and sales for all periods. Growth in revenues and sales for the twelve month period also reflects an increase in healthcare services operations, primarily due to an acquisition completed in November 1994 accounted for as a purchase. The increases in revenues and sales for all periods were partially offset by the sale of this segment's check processing operations completed in September 1995, lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market, and by a reduction in revenues collected for early termination of facilities management contracts. In addition, growth in mortgage processing revenues for all periods has been impacted by the consolidation in the mortgage industry, which have resulted in lower revenues realized on a per loan basis. Excluding the sale of the check processing operations, revenues and sales for this segment would have increased 6%, 7% and 8% for the three, six and twelve months ended June 30, 1996.

        The increases in operating income for all periods reflect the increases in revenues and sales previously discussed, partially offset by the loss of higher margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts, and an increase in depreciation and amortization expense. Operating income was favorably impacted for the 1996 periods due to this segment recording approximately $3 million in severance pay costs in the second quarter of 1995. Operating income for all periods of 1996 was also impacted by lower margins realized on international software sales due to increased costs to procure and support these sales. Depreciation and amortization expense increased in all periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

     As a result of the declining contributions from this segment's check processing and community banking operations, the Company recorded a pre-tax write-down of approximately $54.2 million to the estimated net realizable value of these operations in December 1994. The effect of this write-down is included in the twelve months ended June 30, 1995. In accordance with the Company's plan for the disposal of the check processing operations, the Company recorded an additional $5.0 million pre-tax write-down in June 1995 to reflect the net realizable value of these operations. The effect of this write-down is included in the three, six and twelve months ended June 30, 1995. As previously noted, the sale of the check processing operations was completed at the end of the third quarter of 1995.

Product Distribution Operations

     Revenues and sales for the product distribution segment reflect increases of $10.7 million or 9% and $8.9 million or 4% for the three and six month periods, respectively. Revenues and sales for the twelve month period decreased $1.4 million or less than 1%. Operating income decreased $0.5 million or 8%, $1.2 million or 9% and $1.0 million or 4% for the three, six and twelve month periods, respectively.

     The increases in revenues and sales for the three and six month periods were primarily due to an increase in retail sales of telecommunications and data products at this segment's counter-showrooms and by increased sales of electrical wire and cable products, reflecting increased demand for these products. Retail sales at the counter-showrooms increased $4.9 million and $9.0 million, while sales of electrical wire and cable products increased $5.2 million and $8.0 million for the three and six month periods of 1996, respectively. These increases were partially offset by a decrease in sales of telecommunications and data products to affiliates. The decrease in revenues and sales for the twelve month period primarily resulted from a decrease in sales to affiliates, partially offset by an increase in retail sales at the counter-showrooms and a slight increase in the sale of electrical wire and cable products. Sales to affiliates decreased $1.9 million, $8.3 million and $19.2 million for the three, six and twelve month periods, respectively, as compared to the prior-year periods. The decreases in sales to affiliates reflect the sale of properties to Citizens, as previously discussed.

     Operating income decreased in three and six month periods primarily due to lower profit margins realized on the sale of electrical wire and cable products. During the first six months of 1996, gross profit margins for electrical wire and cable products have been adversely impacted by sharp declines in copper prices, as compared to the prior-year period. The decrease in operating income for the twelve month period primarily reflects the decrease in revenues and sales previously discussed, and to a lesser extent, the decreased profit margins realized on the sale of electrical wire and cable products resulting from the overall decline in copper prices.

Cellular Operations

     Cellular operations provided strong operating results which contributed significantly to the Company's overall earnings growth. Revenues and sales reflect increases of $15.4 million or 15%, $34.9 million or 18% and $82.1 million or 23% for the three, six and twelve month periods, respectively. Operating income increased $6.2 million or 19%, $17.3 million or 32% and $36.6 million or 36% for the three, six and twelve month periods, respectively. During the twelve month period ended June 30, 1996, subscriber growth remained strong as the number of cellular customers grew to 707,643 from 568,098, an increase of 139,545 customers or 25%.

     Cellular revenues and sales increased in all periods primarily due to the significant growth in its customer base. The acquisition of new cellular properties also contributed to the growth in revenues and sales in all periods. Partially offsetting the increases in revenues and sales resulting from subscriber growth were declines in the average monthly revenue per subscriber. Average revenue per subscriber per month was $61, $60 and $61 for the three, six and twelve months ended June 30, 1996, compared to $65, $64 and $66 for the same periods in 1995. The declines in revenue per subscriber per month reflect the industry-wide trend of increased penetration into lower-usage market segments and reductions in roaming revenue rates. Growth in revenues and sales in all periods was also impacted by increases in uncollectible revenues primarily reflecting increased write-offs from bad debts and losses sustained from fraud. Operating income increased in all periods primarily due to the growth in revenues and sales. Improved profit margins realized on the sale of cellular equipment also contributed to the growth in operating income for all periods. The increases in operating income for all periods were partially offset by higher expenses for selling and advertising, depreciation and other operating expenses.

Other Operations

     Other operations revenues and sales decreased $1.1 million or 3%, $3.6 million or 5% and $15.2 million or 10% for the three, six and twelve month periods, respectively. Operating income increased $1.3 million or 76% and $1.4 million or 35% for the three and six month periods, respectively. Operating income decreased $2.0 million or 19% for the twelve month period.

     Revenues and sales for other operations decreased in all periods primarily due to a reduction in directory publishing revenues. Although the number of directories published during the three, six and twelve month periods of 1996 increased slightly from the prior-year periods, the average revenues realized per published directory have declined. Compared to the prior-year periods, average revenues realized per published directory have declined by 7%, 7% and 8% for the three, six and twelve month periods of 1996, respectively. The declines in average revenues realized per published directory for all periods reflect the loss of several large independent directory contracts. Revenues and sales for the twelve month period also decreased due to a change in accounting in late 1993 related to the publication of directories. Concurrent with the purchase of the independent telephone directory operations of GTE Directories Corporation ("GTE Directories") in October 1993, the Company began recognizing all revenues and expenses related to a published directory in the month of publication, instead of recognizing the revenues and expenses ratably over a twelve month period. As a result of this change, revenues and sales for the twelve month period ended June 30, 1995 include approximately $2.2 million of additional revenues related to directories accounted for under the previous method. The decreases in revenues and sales for the six and twelve month periods were partially offset by the receipt of a one-time settlement from GTE Directories for reimbursement of certain computer software conversion costs incurred by the Company subsequent to its purchase of the independent telephone directory operations.

     The increase in operating income for the three month period primarily reflects improved collection experience related to directory advertising revenues. Compared to the second quarter of 1995, amounts charged to uncollectible revenues in 1996 have decreased by approximately $0.5 million. The reclassification of the Company's long-distance operations to Telephone operations completed in April 1996, also contributed to the increase in operating income for the three month period. This reclassification had a positive impact on other operations' operating income due to the start-up nature of the long-distance operations. The increase in operating income for the six month period primarily reflects the impact of the one-time settlement received from GTE Directories which helped to increase the gross profit margin on published directories to 14% from 13% for the prior-year period. The decrease in operating income for the twelve month period reflects the decrease in revenues and sales previously noted. Operating income for the twelve month period also reflects lower margins realized on directories published for affiliates. The lower margins resulted from increased fees paid to affiliates for publishing rights under the terms of a new contract that became effective on January 1, 1995.

Corporate Operating Expenses

     Corporate operating expenses decreased $2.2 million or 28% and $1.4 million or 11% for the three and six month periods, respectively, and increased $2.9 million or 13% for the twelve month period. The decreases for both the three and six month periods reflect a reduction in employee benefit costs. Corporate operating expenses for the three months ended June 30, 1995, also includes an additional $1.0 million of amortization of telephone plant acquisition adjustments related to the Company's purchase of certain telephone properties of GTE Corporation in the state of Georgia ("GTE Georgia").
Prior to April 1995, this amortization expense had been classified as non-operating expense. The increase in corporate operating expenses for the twelve month period primarily reflects the reclassification of the amortization of telephone plant acquisition adjustments related to the GTE Georgia acquisition. As a result of this reclassification, corporate operating expenses for the twelve months ended June 30, 1995, do not include approximately $2.0 million of amortization expense. The increase in corporate operating expenses for the twelve month period also includes approximately
$1.0 million related to the amortization of excess cost of entities purchased subsequent to April 1995.

Other Income, Net

     Other income, net increased $0.4 million and $2.2 million for the three and twelve month periods, and decreased $0.6 million for the six month period, respectively. The increase in the three month period was primarily due to an increase in the equity income recognized on investments in cellular limited partnerships and an increase in capitalized interest costs related to long-term construction projects. These increases were partially offset by an increase in the minority interest in earnings of the Company's cellular operations by others. The decrease in the six month period primarily resulted from an increase in the minority interest in earnings of the Company's cellular operations by others, partially offset by an increase in equity income recognized on investments in cellular limited partnerships and an increase in capitalized interest costs related to long-term construction projects. The increase in the twelve month period primarily reflects the reclassification to corporate operating expenses of the amortization of telephone plant acquisition adjustments related to the GTE Georgia acquisition, as previously discussed.
As a result of this reclassification, other income, net for the twelve months ended June 30, 1995, includes $2.0 million of amortization expense.

Interest Expense

     Interest expense decreased $5.9 million or 16%, $8.8 million or 12% and $9.6 million or 7% for the three, six and twelve month periods, respectively. The decreases in interest expense in all periods primarily reflects the two debt refinancings completed in October 1995 and March 1996, which resulted in the retirement of three high-cost debt issues and reduced borrowings under the Company's revolving credit agreement, as previously discussed. The decreases in interest expense for all periods also reflect decreases in the average borrowing rates for amounts outstanding under the Company's revolving credit agreement.

Gain on Disposal or Exchange of Assets, Write-down of Assets and Other

     As previously discussed, during the first quarter of 1996, the Company recorded a pre-tax gain of $15.3 million from the sale of telephone properties in Nevada to Citizens. The Company also incurred $15.8 million of termination fees related to the early retirement of $200 million of long-term debt. Finally, the Company realized a loss of $1.8 million related to the withdrawal of its investment in GOCC. The net income impact from these transactions resulted in a decrease of $1.5 million in net income and $.01 in earnings per share for the six month period ended June 30, 1996.

     Including the impact of the above transactions, net income for the twelve month period includes pre-tax gains totaling $34.2 million from the disposal of certain telephone properties to Citizens, termination fees totaling $29.8 million related to the refinancing of long-term debt completed in October 1995 and March 1996, and the $1.8 million loss incurred on the withdrawal of an investment. The net income impact from these transactions resulted in an increase of $1.8 million in net income and $.01 in earnings per share for the twelve month period ended June 30, 1996.

     As previously discussed, in June 1995, the Company completed the sale of telephone properties in Oregon and West Virginia to Citizens. This sale resulted in a pre-tax gain of $30.9 million. In accordance with the Company's plan for disposal of its check processing operations, the Company recorded an additional $5.0 million pre-tax write-down in June 1995 to reflect the net realizable value of these operations. The net income impact from these transactions resulted in an increase of $16.6 million in net income and $.09 in earnings per share for the three and six month periods ended June 30, 1995.

The twelve month period for 1995 also includes the December 1994 pre-tax write-down of $54.2 million recorded to reflect the estimated net realizable value of its information services segment's community banking and check processing operations. The net income impact from these transactions resulted in a decrease of $15.6 million in net income and $.08 in earnings per share for the twelve month period ended June 30, 1995.

Income Taxes

     Income tax expense decreased $2.3 million or 4% for the three month period and increased $1.5 million or 1% and $40.8 million or 23% for the six and twelve month periods, respectively. The changes in income tax expense for all periods of 1996 primarily reflect the tax-related impact of various non-operating, non-extraordinary items, as previously discussed. Income tax expense for the six and twelve month periods of 1996 includes the tax effects of the gains on the sale of telephone properties to Citizens, offset by the payment of termination fees related to debt refinancings and a loss incurred on the withdrawal of an investment. Income tax expense for all periods of 1995 includes the tax effects of the gain on the sale of telephone properties in Oregon and West Virginia to Citizens and the additional write-down of the check processing operations. In addition, income tax expense for the twelve months ended June 30, 1995 includes a tax benefit of approximately $22 million resulting from the write-down of the information services operations recorded in December 1994. Excluding the impact on tax expense of these transactions, income tax expense would have increased $7.0 million or 14%, $11.6 million or 12% and $27.3 million or 14% for the three, six and twelve month periods, respectively, and these increases would reflect the overall growth in the Company's earnings from continuing operations for each of the three periods of 1996.

Net Income Applicable to Common Shares

     Net income applicable to common shares decreased $6.2 million or 6% and $0.7 million or less than 1% for the three and six month periods, respectively, and increased $53.6 million or 18% for the twelve month period. Primary earnings per common share decreased 8% and 1% for the three and six month periods, respectively, and increased 17% for the twelve month period.
Excluding the net income impact in each period of the non-extraordinary items detailed in the section entitled "Gain on Disposal or Exchange of Assets, Write-Down of Assets and Other", net income would have increased $10.4 million or 13%, $17.3 million or 11% and $36.1 million or 11% and primary earnings per share would have increased 12%, 11% and 11% for the three, six and twelve month periods ended June 30, 1996, respectively.

Average Common Shares Outstanding

     The average number of common shares outstanding increased slightly for the three, six and twelve month periods ended June 30, 1996. The increases in all periods were primarily due to additional shares issued under the Company's stock option plans.

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



                              ALLTEL CORPORATION
                                 (Registrant)



                         /s/  Dennis J. Ferra
                              Dennis J. Ferra
                              Senior Vice President and
                                 Chief Financial Officer
                              August 13, 1996

                              ALLTEL CORPORATION
                                  FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                       Sequential
Exhibit No.      Description                                     Page No.


(10)(c)(6)       Change in Control Agreement by and between      23 - 42
                 the Company and Scott T. Ford effective as of April 25, 1996

    (19)         Interim Report to Stockholders and              14 - 22
                 Notes to Consolidated Financial Statements for the periods ended June 30, 1996

    (27)         Financial Data Schedule                            43
                 for the six months ended June 30, 1996