Form 10-Q
period 1996-09-30
ALLTEL CORP
filed 1996-11-13
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996
                                          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to

                         Commission file number 1-4996

                              ALLTEL CORPORATION
                 (Exact name of registrant as specified in its charter)


         DELAWARE                                          34-0868285
(State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                    Identification No.)


    One Allied Drive, Little Rock, Arkansas                   72202
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (501)661-8000


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


Number of common shares outstanding as of September 30, 1996:

                                       189,602,797

The Exhibit Index is located at sequential page 14.

                              ALLTEL CORPORATION
                                  FORM 10-Q
                        PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

          The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended September 30, 1996, a copy of which is attached hereto, are incorporated herein by reference:


          Consolidated Statements of Income - for the three, nine and twelve months ended September 30, 1996 and 1995.

          Consolidated Balance Sheets - September 30, 1996 and 1995 and
                  December 31, 1995.

          Consolidated Statements of Cash Flows - for the nine and twelve months ended September 30, 1996 and 1995.

                              ALLTEL CORPORATION
                                  FORM 10-Q
                          PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's total capital structure was $3.8 billion at September 30, 1996, reflecting 54% common and preferred equity and 46% debt. This compares to a capital structure of $3.7 billion at December 31, 1995, reflecting 52% common and preferred equity and 48% debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

    Cash provided by operations, which continues to be the Company's primary source of liquidity, was $576.8 million and $767.0 million for the nine and twelve month periods in 1996, respectively, compared to $498.9 million and $702.8 million for the same periods in 1995. The increases in the 1996 periods primarily reflect reductions in working capital requirements and the growth in earnings of the Company, excluding the impact of certain non-cash, non-extraordinary charges, as further discussed below. Cash from investing activities for 1996 includes proceeds totaling $38.7 million and $155.7 million for the nine and twelve month periods, respectively, which were received principally from the sale of telephone properties, as discussed below. Cash from investing activities also includes proceeds of $30.4 million related to the withdrawal of the Company's investment in GO Communications Corporation ("GOCC"). The Company's investment in GOCC was subject to a number of conditions, including GOCC's ability to secure "C" band licenses in the Personal Communications Services ("PCS") auctions conducted by the Federal Communications Commission. Following GOCC's decision to exit the PCS auctions, the Company elected to withdraw its investment.

    The primary uses of capital resources continue to be for capital expenditures and for the payment of dividends. Capital expenditures for the nine and twelve month periods in 1996 were $329.4 million and $443.1 million, respectively, compared to $409.3 million and $590.8 million for the same periods in 1995. The Company financed the majority of its capital expenditures through the internal generation of funds in each of the past two-year periods. Capital expenditures are forecast at $456.7 million for 1996, which are expected to be financed primarily from internally generated funds. During each of the past two-year periods, the Company's capital expenditures were directed toward telephone operations to continue to modernize its network and invest in equipment to provide new telecommunications services. In addition, capital expenditures were incurred for expansion into existing cellular and information services markets, and to upgrade existing cellular network facilities. Common and preferred dividend payments for the nine and twelve month periods in 1996 were $148.6 million and $194.3 million, respectively, compared to $136.6 million and $182.1 million for the same periods in 1995. The increases in dividend payments in the 1996 periods primarily reflect the October 1995 action of the Board of Directors to increase the quarterly common stock dividend rate from $.24 per share to $.26 per share.

    On October 21, 1996, the Company announced its plans to repurchase up to
3.5 million shares of ALLTEL Corporation common stock. The program is effective immediately, and through October 31, 1996, the Company has repurchased 316,500 of its shares. In addition, the Company is participating in the Federal Communications Commission's "D" and "E" band PCS auctions.
The Company has bid on PCS licensing rights for service areas representing approximately 25 to 30 million "pops". Until the outcome of the PCS auctions is known, the Company's future capital requirements related to the PCS licensing rights and network construction cannot be determined.

    As of September 30, 1996, the Company had a $500 million revolving credit agreement. There were no borrowings outstanding under this agreement at either September 30, 1996 or September 30, 1995, as compared to $151.5 million that was outstanding at December 31, 1995. On October 11, 1996, the Company entered into an amended and restated revolving credit agreement in the amount of $750 million. The new agreement, which includes provision for annual extensions, has a five-year term with an initial termination date of October 1, 2001.

    In March 1996, the Company issued $300 million of 7.0 percent debentures to refinance existing high-cost indebtedness consisting of $200 million of 9.5 percent debentures. The remaining proceeds were used to reduce borrowings under the Company's revolving credit agreement. The Company was required to pay $15.8 million in termination fees to complete the early retirement of the $200 million of long-term debt. The retirement of the $200 million debentures and the reduction in revolving credit agreement borrowings represent the majority of long-term debt retired in the nine month period ended
September 30, 1996. In September 1995, the Company issued $200 million of 6.75 percent debentures to retire $150 million of 10.375 percent debentures and $50 million of 8.875 percent debentures. In October 1995, the Company was required to pay $14.0 million in termination fees to complete the early retirement of these two debt issues. The retirement of $200 million of debentures in March 1996 and the retirement of $200 million of long-term debt in October 1995 represent the majority of long-term debt retired in the twelve month period ended September 30, 1996. The issuance of the $300 million of
7.0 percent debentures represent substantially all of the long-term debt issued in the nine and twelve month periods ended September 30, 1996.

RESULTS OF OPERATIONS

Telephone Operations

    In November 1994, the Company signed definitive agreements to sell telephone properties serving approximately 117,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $250 million in cash, assumed debt and 3,600 access lines in Pennsylvania. The sale of properties in Oregon and West Virginia was completed at the end of the second quarter of 1995, the sale of all remaining properties except for those in Nevada was completed during the fourth quarter of 1995, and the sale of properties in Nevada was completed during March 1996. The sale of properties resulted in pre-tax gains of $15.3 million and $34.2 million for the nine and twelve month periods ended September 30, 1996, respectively. Additionally, the sale of properties resulted in decreases in revenues and sales of $19.6 million, $72.9 million and $87.9 million and decreases in operating income of $6.2 million, $24.2 million and $28.8 million for the three, nine and twelve month periods ended September 30, 1996, respectively.

    Telephone operations revenues and sales decreased $4.4 million or 1%, $29.8 million or 3% and $29.3 million or 2% for the three, nine and twelve months ended September 30, 1996, respectively. Telephone operating income decreased $1.1 million or 1%, $7.7 million or 2% and increased $0.6 million or less than 1% for the three, nine and twelve month periods, respectively. Excluding the impact of the sale of properties to Citizens, telephone's revenues and sales would have increased $15.2 million, $43.1 million and $58.6 million or 5% in each period and operating income would have increased $5.1 million or 5%, $16.5 million or 5% and $29.4 million or 7% for the three, nine and twelve month periods ended September 30, 1996, respectively.

    Local service revenue increased $2.1 million, $5.8 million and $8.2 million or 2% in each of the three, nine and twelve month periods, respectively. Customer access lines, net of lines sold to Citizens, increased nearly 5% during the past twelve month period, reflecting increased sales of second access lines and growth in the number of residential lines, principally occurring in Georgia, North Carolina, Ohio, Pennsylvania, and Texas. Growth in custom calling feature revenues also contributed to the increase in revenues for all periods. The increases in local service revenues due to growth in customer access lines and custom calling feature revenues were partially offset by the sale of properties to Citizens, which reduced revenues $5.2 million, $19.0 million and $22.8 million for the three, nine and twelve month periods, respectively. There have been no local rate increases granted to any of the Company's telephone operating subsidiaries during 1996, and management does not anticipate filing for any local rate increases during the remainder of 1996.

    Network access and long-distance revenues decreased $5.8 million or 4%, $30.5 million or 6% and $32.3 million or 5% for the three, nine and twelve month periods, respectively. The decreases in all periods reflect the sale of properties to Citizens which accounted for $11.5 million, $44.8 million and $54.1 million of the decrease in network access and long-distance revenues for three, nine and twelve month periods, respectively. The decreases in revenues for all periods were partially offset by higher volumes of access usage and additional revenues derived from the Company's start-up, long-distance operations. In 1996, the Company began offering long-distance service to its customers in selected service areas, and as of the end of third quarter, the Company provided service to over 140,000 customers in 12 states. On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that the Company's telephone subsidiaries which operate within its jurisdiction reduce their annual intrastate network access charges by $24 million, prospectively. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, under Georgia's new alternative rate regulation. The Company appealed the Georgia PSC order. On August 22, 1996, the superior court of Fulton County, Georgia (the "superior court") issued a stay of the Georgia PSC order until the outcome of the Company's appeal could be determined. On November 6, 1996, the superior court rendered its decision regarding the Company's appeal and reversed the Georgia PSC order.

    Miscellaneous revenues decreased $0.7 million or 2%, $5.1 million or 5% and $5.2 million or 3% for the three, nine and twelve month periods, respectively. The decreases in all periods reflect the sale of properties to Citizens which reduced revenues by $2.9 million, $9.1 million and $11.0 million for the three, nine and twelve month periods, respectively. The decreases in revenues for all periods were partially offset by increases in directory advertising revenues, direct sales of telephone equipment, rental revenues, and sales of telephone equipment maintenance and protection plans.

    Total telephone operating expenses decreased $3.3 million or 2%, $22.1 million or 4% and $29.9 million or 4% for the three, nine and twelve month periods, respectively. The sale of properties to Citizens accounted for $13.4 million, $48.7 million and $59.1 million of the decreases in operating expenses for the three, nine and twelve month periods, respectively. The decreases in operating expenses for all periods resulting from the sale of properties to Citizens were partially offset by start-up costs associated with the long-distance operations and by increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment, an increase in cost of products sold related to sales of telephone equipment and maintenance and protection plans, and increased depreciation expense.

    The decreases in telephone operating income for the three and nine month periods reflect the decreases in revenues and sales previously noted.
Although revenues and sales decreased in the twelve month period, growth in operating income occurred primarily due to the increase in sales of higher-margin second access lines and a reduction in accounting, financial management and other general administrative expenses, reflecting the Company's ongoing cost-control efforts.

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

Information Services

    Revenues and sales for the information services segment reflect increases of $16.1 million or 7%, $30.0 million or 4% and $46.7 million or 5% for the three, nine and twelve month periods ended September 30, 1996, respectively. The increases in revenues and sales for all periods primarily resulted from growth in the healthcare and telecommunications portions of this segment's outsourcing business, reflecting volume growth in existing data processing contracts and the addition of new outsourcing contracts. Additional software maintenance revenues, new financial outsourcing and remote processing agreements and increased usage of specialized programming service offerings also contributed to the increase in revenues and sales for all periods. Growth in revenues and sales for the nine and twelve month periods also reflect the May 1995 purchase of Vertex Business Systems, Inc. The increases in revenues and sales for all periods were partially offset by the sale of this segment's check processing operations completed in September 1995, lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market, and by a reduction in revenues collected for early termination of facilities management contracts. In addition, growth in mortgage processing revenues for all periods has been impacted by the consolidation in the mortgage industry, which has resulted in lower revenues realized on a per loan basis. Excluding the sale of the check processing operations, revenues and sales for the information services segment would have increased 11%, 8% and 9% for the three, nine and twelve months ended September 30, 1996, respectively.

    During the third quarter of 1996, information services recorded a pre-tax write-down of $53.0 million in the carrying value of certain assets primarily consisting of capitalized software development costs. The write-down of software resulted from a net realizability evaluation of this segment's software-related products that have been impacted by changes in software and hardware technologies, including a shift from mainframe to client server-based applications. In addition, due to current and projected future operating losses sustained by this segment's community banking operations, information services also recorded a pre-tax write-down of $22.0 million to adjust the carrying value of these operations to their estimated fair value based upon projections of future cash flows. Primarily as a result of these write-downs, operating income decreased $75.9 million or 220%, $67.4 million or 74% and $59.2 million or 48% for the three, nine and twelve month periods, respectively. Excluding the impact of the third quarter write-downs, operating income would have decreased $0.9 million or 3% for the three month period of 1996 and would have increased $7.6 million or 8% and $15.8 million or 13% for the nine and twelve month periods of 1996, respectively.

    In addition to the third quarter write-downs, the decrease in operating income for the three month period also reflects the loss of higher margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts and an increase in depreciation and amortization expense. These decreases were partially offset by the increase in revenues and sales previously noted. Excluding the impact of the third quarter write-downs, the increases in operating income for the nine and twelve month periods reflect the increases in revenues and sales previously discussed, partially offset by the loss of higher margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts, and an increase in depreciation and amortization expense. Operating income for all periods of 1996 was also impacted by start-up costs associated with the Enterprise Network Services Division and lower margins realized on international software sales due to increased costs to procure and support these sales. The Enterprise Network Services Division was established in May 1996 to offer network consulting, implementation and operations support services to customers across all of the Company's vertical markets. Depreciation and amortization expense increased in all periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

    As a result of the declining contributions from this segment's check processing and community banking operations, the Company recorded a pre-tax write-down of approximately $54.2 million to the estimated net realizable value of these operations in December 1994. The effect of this write-down is included in the twelve months ended September 30, 1995. In accordance with the Company's plan for the disposal of the check processing operations, the Company recorded an additional $5.0 million pre-tax write-down in June 1995 to reflect the net realizable value of these operations. The effect of this write-down is included in the nine and twelve months ended September 30, 1995. As previously noted, the sale of the check processing operations was completed at the end of the third quarter of 1995.

Product Distribution Operations

    Revenues and sales for the product distribution segment reflect decreases of $9.3 million or 8%, $0.4 million or less than 1% and $11.5 million or 3% for the three, nine and twelve month periods, respectively. Operating income decreased $1.7 million or 22%, $2.9 million or 13% and $3.2 million or 12% for the three, nine and twelve month periods, respectively.

    The decreases in revenues and sales for all periods were primarily due to a reduction in sales of telecommunications and data products to affiliates. Compared to the prior-year periods, sales to affiliates decreased $12.0 million, $20.3 million and $29.9 million, for the three, nine and twelve months, respectively. The decreases in sales to affiliates reflect both the sale of properties to Citizens and a reduction in capital expenditures by the remaining telephone subsidiaries, as compared to the prior-year periods. The decreases in sales to affiliates for all periods were partially offset by increased retail sales of telecommunications and data products at this segment's counter-showrooms, which increased $3.9 million, $12.9 million and $16.0 million for the three, nine and twelve months periods of 1996, respectively. Also contributing to the overall decrease in revenues and sales for the three month period was a decrease in the sale of electrical wire and cable products, reflecting lower demand for these products. Sales of electrical wire and cable products increased slightly in the nine and twelve month periods.

    The decreases in operating income for all periods reflect the decreases in revenue and sales noted above and lower profit margins realized on the sale of electrical wire and cable products. During the first nine months of 1996, gross profit margins for electrical wire and cable products have been adversely impacted by sharp declines in copper prices, as compared to the prior-year period.

     During the third quarter of 1996, the Company recorded a pre-tax write-down of $45.3 million in the carrying value of goodwill related to its wire and cable subsidiary, HWC Distribution Corp. ("HWC"). This write-down resulted from the Company's plans to dispose of these non-strategic operations. The Company expects to complete the sale of HWC during the fourth quarter of 1996. The impact of this write-down has been included in corporate operating expenses.

Cellular Operations

    Cellular operations produced strong operating results. Revenues and sales reflect increases of $19.6 million or 19%, $54.5 million or 18% and $73.9 million or 20% for the three, nine and twelve month periods, respectively. Operating income increased $5.6 million or 16%, $22.9 million or 25% and $32.9 million or 30% for the three, nine and twelve month periods, respectively. During the twelve month period ended September 30, 1996, subscriber growth remained strong as the number of cellular customers grew to 738,040 from 575,952, an increase of 162,088 customers or 28%.

    Cellular revenues and sales increased in all periods primarily due to the significant growth in its customer base. The acquisition of new cellular properties also contributed to the growth in revenues and sales in all periods. Partially offsetting the increases in revenues and sales resulting from subscriber growth were declines in the average monthly revenue per subscriber. The declines in revenue per subscriber per month reflect the industry-wide trend of increased penetration into lower-usage market segments and reductions in roaming revenue rates. Growth in revenues and sales in all periods was also impacted by increases in uncollectible revenues, reflecting increased write-offs from bad debts.

    Operating income increased in all periods primarily due to the growth in revenues and sales. Improved profit margins realized on the sale of cellular equipment also contributed to the growth in operating income for all periods. The increases in operating income for all periods were partially offset by higher expenses for selling and advertising, depreciation and other operating expenses. Growth in operating income has also been impacted by increased losses sustained from fraud. The Company has implemented new technologies and enhanced credit and collection procedures in order to reduce future losses incurred from both fraud and bad debts.

Other Operations

    Other operations revenues and sales decreased $0.4 million or 1%, $4.0 million or 4% and $13.2 million or 9% for the three, nine and twelve month periods, respectively. Operating income increased $0.6 million or 31%, $2.1 million or 33% and $0.7 million or 8% for the three, nine and twelve month periods, respectively.

    Revenues and sales for other operations decreased in all periods due to a reduction in directory publishing revenues. The decrease in revenues and sales for the three month period primarily reflects a decrease in the number of directories published as compared to the prior-year period. The decreases in revenues and sales for the nine and twelve month periods of 1996 reflect a decline in the average revenues realized per published directory. Compared to the prior-year periods, average revenues realized per published directory have declined by 3% and 6% for the nine and twelve month periods of 1996, respectively. The declines in average revenues realized per published directory for all periods reflect the loss of several large independent directory contracts. The decreases in revenues and sales for the nine and twelve month periods were partially offset by the receipt of a one-time settlement from GTE Directories Corporation ("GTE Directories") for reimbursement of certain computer software conversion costs incurred by the Company subsequent to its purchase of GTE Directories' independent telephone directory operations.

    Operating income for the three month period increased due to a reduction in directory publishing expenses, primarily reflecting the elimination of certain transitional amounts paid to GTE Directories. At the time of acquiring the independent telephone directory business, the Company's publishing subsidiary contracted with GTE Directories to receive directory advertising sales support, printing and other services. These sales and service functions are now performed at a lower cost internally by the Company's publishing subsidiary. The increase in operating income for the nine and twelve month periods reflect the impact of the one-time settlement received from GTE Directories, elimination of the transitional amounts paid to GTE Directories and improved collection experience related to directory advertising revenues. Compared to the prior year-to-date period, amounts charged to uncollectible revenues in 1996 have decreased by approximately $0.7 million. Operating income for the twelve month period also reflects lower margins realized on directories published for affiliates. The lower margins resulted from increased fees paid to affiliates for publishing rights under the terms of a new contract that became effective on January 1, 1995.

Corporate Operating Expenses

    Corporate operating expenses increased $47.1 million or 975%, $45.7 million or 259% and $48.8 million or 208% for the three, nine and twelve month periods, respectively. The increases for all periods reflect the $45.3 million write-down in the carrying value of goodwill related to the Company's wire and cable subsidiary, as previously discussed. Excluding the impact of this write-down, corporate operating expenses would have increased $1.8 million or 38%, $0.4 million or 2% and $3.5 million or 15% for the three, nine and twelve month periods of 1996, respectively. Also contributing to the increases in corporate operating expenses for the three and nine month periods of 1996 was an increase in employee benefit costs. The increase in corporate operating expenses for the twelve month period also reflects the reclassification of the amortization of telephone plant acquisition adjustments related to the Company's purchase of certain telephone properties of GTE Corporation in the state of Georgia ("GTE Georgia"). Prior to April 1995, this amortization expense had been classified as non-operating expense. Accordingly, as a result of this reclassification, corporate operating expenses for the twelve months ended September 30, 1995, do not include approximately $2.0 million of amortization of telephone plant acquisition adjustments related to the GTE Georgia acquisition. Corporate operating expenses for the twelve month period of 1996 also includes approximately $1.0 million of additional amortization of excess cost related to entities purchased subsequent to April 1995.

Other Income, Net

    Other income, net increased $2.2 million or 239%, $1.5 million or 317% and $2.4 million or 149% for the three, nine and twelve month periods, respectively. The increase in the three month period was primarily due to an increase in equity income recognized on investments in cellular limited partnerships, partially offset by an increase in the minority interest in earnings of the Company's cellular operations by others. The increase in the nine month period primarily resulted from an increase in equity income recognized on investments in cellular limited partnerships and an increase in capitalized interest costs related to long-term construction projects. These increases were partially offset by an increase in the minority interest in earnings of the Company's cellular operations by others. The increase in the twelve month period primarily reflects the reclassification to corporate operating expenses of the amortization of telephone plant acquisition adjustments related to the GTE Georgia acquisition, as previously discussed. As a result of this reclassification, other income, net for the twelve months ended September 30, 1995, includes $2.0 million of amortization expense.

Interest Expense

    Interest expense decreased $5.1 million or 14%, $13.9 million or 12% and $16.4 million or 11% for the three, nine and twelve month periods, respectively. The decreases in interest expense in all periods primarily reflects the two debt refinancings completed in October 1995 and March 1996, which resulted in the retirement of three high-cost debt issues and reduced borrowings under the Company's revolving credit agreement, as previously discussed. The decreases in interest expense for all periods also reflect decreases in the average borrowing rates for amounts outstanding under the Company's revolving credit agreement.

Provision to Reduce Carrying Value of Certain Assets

    As previously discussed, during the third quarter of 1996, the Company incurred non-cash, pre-tax charges of $120.3 million to write-down the carrying value of certain assets. In accordance with the Company's plan to dispose of its wire and cable subsidiary, the Company recorded a pre-tax write-down of goodwill in the amount of $45.3 million. In addition, the information services segment recorded a pre-tax write-down of $53.0 million in the carrying value of certain assets primarily consisting of capitalized software development costs. The write-down of software resulted from performing a net realizability evaluation of this segment's software-related products that have been impacted by changes in software and hardware technologies. The information services segment also recorded a pre-tax write-down of $22.0 million to adjust the carrying value of its community banking operations to their estimated fair value based upon projections of future cash flows. The net income impact of these write-downs resulted in a decrease in net income of $72.7 million or $.38 per share for the three, nine and twelve month periods ended September 30, 1996.

Gain on Disposal or Exchange of Assets, Write-down of Assets and Other

    As previously discussed, during the first quarter of 1996, the Company recorded a pre-tax gain of $15.3 million from the sale of telephone properties in Nevada to Citizens. The Company also incurred $15.8 million of termination fees related to the early retirement of $200 million of long-term debt. Finally, the Company realized a loss of $1.8 million related to the withdrawal of its investment in GOCC. The net income impact from these transactions resulted in a decrease of $1.5 million in net income and $.01 in earnings per share for the nine month period ended September 30, 1996.

    Including the impact of the above transactions, the twelve month period of 1996 includes pre-tax gains totaling $34.2 million from the disposal of certain telephone properties to Citizens, termination fees totaling $29.8 million related to the refinancing of long-term debt completed in October 1995 and March 1996, and the $1.8 million loss incurred on the withdrawal of its investment in GOCC. The net income impact from these transactions resulted in an increase of $1.8 million in net income and approximately $.01 in earnings per share for the twelve month period ended September 30, 1996.

    As previously discussed, during the second quarter of 1995, the Company completed the sale of telephone properties in Oregon and West Virginia to Citizens. This sale resulted in a pre-tax gain of $30.9 million. In accordance with the Company's plan for disposal of its check processing operations, the Company recorded an additional $5.0 million pre-tax write-down in June 1995 to reflect the net realizable value of these operations. The net income impact from these transactions resulted in an increase of $16.6 million in net income and $.09 in earnings per share for the nine month period ended September 30, 1995. The twelve month period for 1995 also includes the December 1994 pre-tax write-down of $54.2 million recorded to reflect the estimated net realizable value of its information services segment's community banking and check processing operations. The net income impact from these transactions resulted in a decrease of $15.6 million in net income and $.08 in earnings per share for the twelve month period ended September 30, 1995.

Income Taxes

    Income tax expense decreased $45.8 million or 88%, $44.3 million or 28% and $8.8 million or 5% for the three, nine and twelve month periods, respectively. The changes in income tax expense for all periods of 1996 primarily reflect the tax-related impact of various one-time, non-extraordinary items, as previously discussed. Income tax expense for the three month period of 1996 includes a net tax benefit of $47.6 million resulting from the write-downs of the wire and cable subsidiary, community banking operations and other assets primarily consisting of capitalized software development costs. In addition to including the asset write-downs recorded in the third quarter of 1996, income tax expense for the nine and twelve month periods also includes the tax effects of the payment of termination fees related to debt refinancings and a loss incurred on the withdrawal of an investment, partially offset by gains on the sale of telephone properties to Citizens. Income tax expense for all periods of 1995 includes the tax effects of the gain on the sale of telephone properties in Oregon and West Virginia to Citizens and the additional write-down of the check processing operations. In addition, income tax expense for the twelve months ended September 30, 1995 includes a tax benefit of approximately $22 million resulting from the write-down of the information services operations recorded in December 1994. Excluding the impact on tax expense of these transactions, income tax expense would have increased $1.8 million or 3%, $13.4 million or 9% and $25.4 million or 13% for the three, nine and twelve month periods, respectively, and these increases would reflect the overall growth in the Company's earnings from continuing operations before one-time, non-extraordinary items.

Net Income Applicable to Common Shares

    Net income applicable to common shares decreased $66.5 million or 78%, $67.2 million or 26% and $18.5 million or 6% for the three, nine and twelve month periods, respectively. Primary earnings per common share decreased 78%, 26% and 7% for the three, nine and twelve month periods, respectively. Excluding the net income impact in each period of the non-extraordinary items detailed in the sections entitled "Provision to Reduce Carrying Value of Certain Assets" and "Gain on Disposal or Exchange of Assets, Write-Down of Assets and Other", net income would have increased $6.2 million or 7%, $23.6 million or 10% and $36.7 million or 11% and primary earnings per share would have increased 7%, 9% and 11% for the three, nine and twelve month periods ended September 30, 1996, respectively.

Average Common Shares Outstanding

    The average number of common shares outstanding increased slightly for the three, nine and twelve month periods ended September 30, 1996. The increases in all periods were primarily due to additional shares issued under the Company's stock option plans.

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



                             ALLTEL CORPORATION
                                 (Registrant)



                         /s/ Dennis J. Ferra
                             Dennis J. Ferra
                             Senior Vice President and
                               Chief Financial Officer
                             November 13, 1996

                              ALLTEL CORPORATION
                                  FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                       Sequential
Exhibit No.                     Description                      Page No.


(10)(k)(4)     Amendments No. 6 and 7 to ALLTEL Corporation      24 - 38
               Pension Plan (January 1, 1994 Restatement)

(10)(l)(3)     Amendment No. 5 to ALLTEL Corporation             39 - 40
               Profit-Sharing Plan (January 1, 1994
               Restatement)

(10)(o)(3)     Amendment No. 4 to ALLTEL Corporation             41 - 61
               Thrift Plan (January 1, 1994 Restatement)

    (19)       Interim Report to Stockholders and                15 - 23
               Notes to Consolidated Financial Statements for the periods ended September 30, 1996

    (27)       Financial Data Schedule                              62
               for the nine months ended September 30, 1996