Form 10-K405
period 1996-12-31
ALLTEL CORP
filed 1997-02-26
CIK 65873

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

                                      or
     ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

           Aggregate market value of voting stock held by non-affiliates as of January 31, 1997 - $5,999,200,537

           Common shares outstanding, January 31, 1997 -  186,745,542

                      DOCUMENTS INCORPORATED BY REFERENCE
      Document                                            Incorporated Into
      Portions of the annual report to stockholders
        for the year ended December 31, 1996              Parts I, II and IV
      Proxy statement for the 1997 annual meeting
        of stockholders                                   Part III
      The Exhibit Index is located on pages 22 to 26.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                                  THE COMPANY

    GENERAL

    ALLTEL Corporation ("ALLTEL" or the "Company") is a customer-focused information technology company that provides wireline and wireless communications and information services. The Company owns subsidiaries or investments that provide wireline local and network access service, wireless communications, wide-area paging and fiber optic-based long-distance telephone service, and information processing management services and advanced applications software. Telecommunications products and electronic and electric wire and cable are warehoused and sold by the Company's distribution subsidiaries. The Company also publishes telephone directories for affiliates and other independent telephone companies.

    ACQUISITIONS

    During 1996, ALLTEL Mobile Communications, Inc. ("ALLTEL Mobile") entered into a purchase agreement to increase its ownership to 100 percent in two Alabama Rural Service Areas ("RSAs"), representing approximately 200,000 cellular "pops" or potential customers. This purchase was completed in February 1997. In addition, ALLTEL Mobile increased its ownership interest in one North Carolina RSA and purchased an interest in one Florida RSA.

    During 1995, ALLTEL Mobile entered into a joint venture with BellSouth Mobility, Inc. involving cellular properties in five states. As a result of this joint venture, ALLTEL Mobile owns a 53.5 percent interest in the Columbia and Florence, South Carolina market, an 11.1 percent interest in the Greensboro, North Carolina Metropolitan Statistical Area ("MSA"), an
    11.1 percent interest in a North Carolina RSA, and no longer owns a majority interest in the Jackson, Mississippi market. In addition during 1995, ALLTEL Mobile completed an exchange of certain assets in a West Virginia RSA and an Oklahoma RSA for certain assets in a Georgia RSA and a North Carolina RSA owned by United States Cellular Corp. ("U.S. Cellular"). The acquired properties are contiguous to ALLTEL Mobile's Albany, Georgia and Charlotte, North Carolina markets. In January 1995, ALLTEL Mobile purchased U.S. Cellular's 20 percent interest in the Fort Smith, Arkansas, MSA, thereby increasing ALLTEL Mobile's ownership interest in the Fort Smith MSA to 100 percent.

    In May 1995, ALLTEL Information Services, Inc. ("ALLTEL Information Services") acquired Vertex Business Systems, Inc. ("Vertex"), a provider of international banking software products and services. Vertex, headquartered in New York, has clients located in Europe, Asia and the United States.

    In November 1994, the Company completed its acquisition of Medical Data Technology, Inc. ("MDT"). MDT provides information processing services to 14 hospitals in the northeastern United States utilizing comprehensive application software developed by ALLTEL's healthcare information services subsidiary. In October 1993, the Company completed its acquisition of TDS Healthcare Systems Corporation ("TDS"). TDS is a provider of comprehensive patient care and healthcare enterprise information systems serving more than 200 hospitals in the United States, Canada and Europe. In 1994, TDS was merged into ALLTEL's healthcare information services subsidiary. As further discussed below, the Company sold its healthcare information services business in January 1997.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                            THE COMPANY (continued)

    ACQUISITIONS (continued)

    Effective November 1, 1993, the Company and GTE Corporation ("GTE") completed an exchange of telephone service areas in several states. ALLTEL exchanged approximately 95,000 access lines in Illinois, Indiana and Michigan and $443 million in cash for substantially all of the assets of the telephone operations of GTE in the State of Georgia, which served approximately 320,000 access lines.

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

    DISPOSITIONS

    In January 1997, the Company sold the healthcare portion of its information services business to Integrated Healthcare Solutions, Inc. for approximately $154 million consisting of cash and a continuing preferred stock interest. The preferred stock is convertible into common stock representing a 15 percent interest in a new privately held company, Ecilpsys Corporation.
                                        2

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                            THE COMPANY (continued)

    DISPOSITIONS (continued)

    In November 1994, the Company signed definitive agreements to sell certain telephone properties serving approximately 117,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $250 million in cash and assumed debt and 3,600 access lines in Pennsylvania. During 1995, the sale of all properties except for those in Nevada was completed. The Company completed the sale of the Nevada properties in March 1996. Upon completion of these property sales, the Company's wireline subsidiaries now serve approximately 1.7 million access lines in 14 states.

    In 1995, as part of its agreement to sell certain telephone properties, the Company also completed the sale of certain of its cable television properties to Citizens. These cable television properties served approximately 6,800 customers in Arizona, California, New Mexico and Utah. The Company also completed in 1995 the sale of its cable television properties in Texas which served approximately 7,200 customers. Upon completion of these property sales, the Company provides cable television service to approximately 3,500 customers, primarily to residents of Bolivar and Stockton, Missouri. These remaining cable television properties are not significant to the ongoing operations of the Company.

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

    EMPLOYEES

    At January 31, 1997, the Company had 15,436 employees. Some of the employees of the Company's telephone subsidiaries are part of collective bargaining units. The Company maintains good relations with all employee groups.

    INDUSTRY SEGMENTS

    Financial information about industry segments is included in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                       WIRELINE (TELEPHONE) OPERATIONS

    LOCAL SERVICE

    General

    The Company's wireline subsidiaries provide local service to over 1,681,000 customer lines through 572 exchanges in 14 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services.

    Regulation

    Historically, the Company's wireline subsidiaries have provided local telephone service under franchises granted by state regulatory commissions and have been subject to regulation by those regulatory commissions. These regulatory commissions have had primary jurisdiction over various matters including local and intrastate toll rates, quality of service, the issuance of securities, depreciation rates, the disposition of public utility property, the issuance of debt, and the accounting systems used by those subsidiaries. The Federal Communications Commission ("FCC") has historically had primary jurisdiction over the interstate toll and access rates of these companies and issues related to interstate telephone service.

    The Telecommunications Act of 1996 (the "96 Act"), which became effective on February 8, 1996, has substantially modified certain aspects of the states' and the FCC's jurisdictions in the regulation of local exchange telephone companies. The 96 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. The 96 Act also requires incumbent local exchange carriers to interconnect with the networks of other telecommunications carriers, unbundle services into network elements, offer their telecommunications services at wholesale rates to allow resale of those services, and allow other telecommunications carriers to locate their equipment on the premises of the incumbent local exchange carriers. The 96 Act requires all local exchange telephone companies to compensate one another for the transport and termination of calls on one anothers' networks.

    The Company's wireline subsidiaries are rural telephone companies and are exempt from certain of the foregoing obligations unless, in response to a bona fide request, a state regulatory commission removes that exemption. The 96 Act requires the FCC to develop rules necessary to implement certain aspects of the 96 Act, and to revise the current Universal Service Fund in response to the recommendations of a federal-state joint board.

    On August 8, 1996, the FCC issued its First and Second Report and Order promulgating rules to implement certain aspects of the 96 Act. The rules, among other matters, attempt to impose pricing guidelines that must be used by state commissions in implementing the 96 Act, defined the network elements of services that must be unbundled and separately priced, determined that existing interconnection agreements among incumbent local exchange carriers must be filed and approved by state commissions, and required local exchange telephone companies to begin compensating wireless communications providers for transporting and terminating calls on their networks. Numerous local exchange telephone companies and state utility commissions requested that the FCC stay and/or reconsider its order. In addition, numerous parties filed petitions with various U.S. Courts of Appeal. These petitions were consolidated in the U.S. Eighth Circuit Court of Appeals. On September 27, 1996 and on October 15, 1996, the Eighth Circuit stayed pending a decision on the merits, certain aspects of the FCC rules, including the pricing guidelines and the rule

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  WIRELINE (TELEPHONE) OPERATIONS (continued)

    LOCAL SERVICE (continued)

    Regulation (continued)

    allowing carriers to pick and choose select terms of interconnection that were agreed to by the incumbent and another telecommunications carrier.

    Certain of the Company's wireline subsidiaries have received requests from wireless communications providers for renegotiation of the existing transport and termination agreements. The Company's wireline subsidiaries, as requested, are renegotiating the appropriate terms and conditions in compliance with the 96 Act. Certain of the Company's wireline subsidiaries have received requests for transport and termination services from competing local exchange companies; however, none of these requests have related to competition with the Company's wireline subsidiaries.

    On November 7, 1996, the Federal-State Joint Board adopted a Recommended Decision regarding universal service, as required by the 96 Act. The Joint Board did not make recommendations with respect to the existing high cost funding mechanism provided by current FCC rules. On November 18, 1996, the FCC released a Public Notice seeking comments on the Joint Board's Recommended Decision. Comments were sought on issues such as competitive neutrality, baseline support for low-income consumers, support for schools, libraries and rural health care providers, as well as, the administrative requirements to achieve these goals. The FCC is required to issue a universal service order by May 8, 1997. It is likely that the FCC will revise the high cost funding mechanism provided by current rules. The Company's wireline subsidiaries received approximately $47 million from the current federal universal service fund in 1996.

    On December 24, 1996, the FCC issued its order implementing the accounting safeguards requirements of the 96 Act. These safeguards are designed to ensure that subscribers of regulated non-competitive telecommunications services do not subsidize incumbent local exchange carriers' provision of competitive services. As part of this order, the FCC adopted certain modifications to its affiliated transactions rules to provide greater protection against such subsidization. The order is effective beginning in 1997. The Company is currently in the process of determining what implications, if any, the order may have on its wireline operations.

    There were no local rate increases requested by any of the Company's wireline subsidiaries in 1996, nor are there any rate requests currently pending before regulatory commissions. During 1996, wireline operations were affected by certain regulatory commission orders designed to reduce earnings levels. These orders did not materially affect the results of operations of the Company's wireline subsidiaries.

    Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. On February 4, 1997, Arkansas enacted the Telecommunications Regulatory Reform Act of 1997, that, among other matters, authorizes telecommunications carriers in Arkansas to elect to be regulated under forms of regulation that substantially reduce regulatory oversight, establishes a universal service fund to compensate incumbent local exchange carriers for, among other matters, reductions in federal universal service support funds, and allows the local exchange company pricing flexibility. The Company has elected to be regulated under alternative regulation in Arkansas for its subsidiary, ALLTEL Arkansas, Inc. The Company has also elected alternative regulation for its Georgia subsidiaries, Sugar Land Telephone Company in Texas,

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  WIRELINE (TELEPHONE OPERATIONS (continued)

    LOCAL SERVICE (continued)

    ALLTEL Alabama, Inc., and The Western Reserve Telephone Company in Ohio. The Company continues to evaluate alternative regulation for its other wireline subsidiaries.

    The Company's competitive local exchange subsidiary, ALLTEL Communications, Inc., ("ALLTEL Communications") has filed for approval to provide local exchange service in the states of Arkansas and North Carolina and anticipates applications in other states in the near future. ALLTEL Communications is negotiating interconnection agreements with the appropriate incumbent local exchange carriers and is installing state-of-the-art networks that will enable it to provide services on both a facilities and resale basis. ALLTEL Communications will provide local services in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and internet services.

    Competition

    Historically, the Company's wireline subsidiaries have not experienced significant competition in the service areas allocated to them by the state regulatory commissions. As a result of the passage of the 96 Act, the Company's local wireline subsidiaries may experience increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, interexchange carriers, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, competitive access providers and other systems capable of completely or partially bypassing the local telephone facilities. The Company cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. The Company is currently addressing potential competition by focusing on improved customer satisfaction, reducing its costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

    LONG-DISTANCE SERVICES

    General

    The Company began offering long-distance telecommunications services during 1996. Long-distance service is being provided on a resale basis by the Company's subsidiary, ALLTEL Communications. ALLTEL Communications is currently providing long-distance service in all of the states where the Company provides local exchange service. In addition, ALLTEL Communications has begun to offer its services outside of the Company's local exchange service areas. As of December 31, 1996, ALLTEL Communications had more than 134,000 customers.

    Regulation

    As a long-distance reseller, ALLTEL Communications' intrastate business is subject to limited regulation by state regulatory commissions and its interstate business is subject to regulation by the FCC. State regulatory commissions currently require long-distance resellers to obtain a certificate of operating authority and the majority also require long-distance resellers to file tariffs. The FCC issued an order which eliminated tariffing requirements. The FCC and most state regulatory commissions also require such companies to meet certain minimum service standards.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  WIRELINE (TELEPHONE) OPERATIONS (continued)

    LONG-DISTANCE SERVICES (continued)

    Competition

    The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions. In an effort to meet the competitive demands of the long-distance industry, ALLTEL Communications has created several business and residential service offerings necessary to attract potential customers, such as volume price discounts, calling cards and simplified one rate plans, to set itself apart from other competitors within the long-distance marketplace.

    ACCESS SERVICES

    Long-distance companies pay access charges to the Company's wireline subsidiaries for the use of their local networks to originate and terminate their customers' long-distance calls.

    Regulation

    Access charges concerning interstate services are regulated by the FCC. On December 24, 1996, the FCC released a Notice of Proposed Rulemaking regarding access charge reform. The proposed rules, in most significant aspects, are not applicable to the Company's wireline subsidiaries. The FCC has indicated it will issue another proposed rulemaking with respect to rate-of-return companies, such as the Company's wireline subsidiaries.

    The Company's wireline subsidiaries have elected to remain under rate base rate-of-return regulation ("ROR") with respect to interstate services. For telephone companies remaining under ROR regulation, the FCC authorizes a rate-of-return that telephone companies may earn on interstate services they provide. During 1996, the FCC did not represcribe the rate-of-return, which is currently 11.25 percent.

    The Company's wireline subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

    Billing and collection

    Interstate billing and collection services were previously detariffed as ordered by the FCC. The Company's wireline subsidiaries continue to provide interstate billing and collection services for interexchange carriers through various agreements and also provide intrastate billing and collection services under state tariff arrangements or under contract where these services are detariffed. The demand for these services may increase as a result of the entrance of other carriers into the local and long-distance markets.

    Competition

    One consequence of competition is the bypass of the Company's wireline subsidiaries' facilities by local networks constructed by new providers of local exchange telephone services. While currently there has been no significant measurable effect on the Company's wireline subsidiaries due to competition, the 96 Act may facilitate various forms of bypass of the Company's wireline subsidiaries' networks.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  WIRELESS (CELLULAR) OPERATIONS

    GENERAL

    ALLTEL Mobile provides wireless telephone service to a wide array of customers in various markets throughout the United States, primarily located in the Sun Belt. As wireless telephones have become increasingly popular across broader segments of the population, ALLTEL Mobile has, in addition to its traditional sales offices, opened retail outlets and located retail centers in high traffic department stores, where customers can purchase equipment and subscribe to ALLTEL Mobile services.

    BUSINESS

    One measure of a wireless telephone market's potential is the market's population times the percent of a company's ownership interest of the cellular operation in that market ("pops"). ALLTEL Mobile owns a majority interest in wireless operations in 13 MSAs and a minority interest in 14 other MSAs, which total 5.1 million MSA cellular pops. ALLTEL Mobile also owns a majority interest in wireless operations in 41 RSAs and a minority interest in 35 other RSAs, which total 3.4 million wireless pops. ALLTEL Mobile operates systems in Montgomery, Alabama; Ft. Smith, Arkansas; Fayetteville, Arkansas; Little Rock, Arkansas; Ocala/Gainesville, Florida; Albany, Georgia; Aiken, South Carolina/Augusta, Georgia; Savannah, Georgia; Springfield, Missouri; Charlotte, North Carolina; Columbia, South Carolina and Florence, South Carolina.

    ALLTEL Mobile's subscriber fees are based upon the prevailing market and competitive conditions which exist in each service area operated. At December 31, 1996, ALLTEL Mobile provided service to more than 795,000 customers, which, based on its 8.5 million total pops, represented a market penetration rate of 9.4 percent. For the year ended December 31, 1996, ALLTEL Mobile's churn rate averaged 2.2 percent in its wireless service areas, which is comparable to the industry average.

    COMPETITION

    Wireless carriers today face competition from a second carrier licensed to provide wireless telephone services in the same geographic area, as well as from wireless resellers who buy bulk wireless services from one of the two licensees and resell it to their customers. ALLTEL Mobile will face new competitors in its markets as a result of the licensing of new wireless service providers including providers of personal communication services ("PCS") and enhanced mobile services. Several PCS providers began operations in ALLTEL Mobile's markets during 1996; however, competition from these PCS providers has not had a significant adverse effect on ALLTEL Mobile's operations. The Company expects more PCS providers to begin operations in its markets during 1997.

    The 96 Act provides cellular carriers numerous opportunities to emerge as full competitors to traditional telephone companies, including the opportunity to resell local telephone services and to be compensated by other telecommunications carriers for calls terminated on the cellular carriers' networks. Wireless carriers are not subject to the enhanced interconnection, resale, unbundling and other obligations that the 96 Act imposed on the local exchange companies unless the FCC determines wireless carriers should be considered local exchange carriers under the 96 Act. The 96 Act limits the imposition on wireless carriers of equal access requirements without a detailed FCC rulemaking. The 1993 Omnibus Budget Reconciliation Act preempted most state regulation of wireless carriers, therefore, wireless carriers' services are likely to continue to be minimally regulated for the foreseeable future.
                                        8

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  WIRELESS (CELLULAR) OPERATIONS (continued)

    OTHER

    The Company participated in the FCC's "D" and "E" band PCS auctions, and on January 14, 1997, the Company was awarded the PCS licensing rights for 73 markets in 12 states. When issued by the FCC, the PCS licenses will enable the Company to increase the size of its potential wireless customer base to 34 million. In addition, the PCS licenses will increase the overlap of the Company's system-wide wireline and wireless service areas within its Sun Belt markets to 97 percent.

                                    PAGING

    ALLTEL Mobile also operates wide-area computer-driven paging networks as a complementary service to cellular telephones in Arkansas and Florida. At December 31, 1996, ALLTEL Mobile provided paging service to more than 37,000 customers, which, based on the total pops in its service areas of
    2.0 million, represented a market penetration rate of 1.9 percent. For the year ended December 31, 1996, revenues per subscriber averaged $12 per month, and ALLTEL Mobile's churn rate averaged 3.1 percent in its paging service areas. The Company also resells paging services in other ALLTEL Mobile cellular service areas.

                              INFORMATION SERVICES

    GENERAL

    ALLTEL Information Services provides a wide range of information processing services primarily to the financial services and telecommunications industries through information processing centers that it staffs, equips and operates. Information processing contracts are generally for a multi-year period. ALLTEL Information Services also develops and markets software worldwide to financial services and telecommunications companies operating their own information processing departments. The principal operating units of the Company's information services business consist of the Financial Services Division, the Telecommunications Division and the Enterprise Network Services Division.

    The Financial Services Division markets software and services that have been developed and improved continuously over the last 28 years and are designed to fulfill substantially all of the retail and wholesale information processing and management information requirements of financial institutions. In addition, the Financial Services Division also provides data processing and related computer software and systems to financial institutions originating and/or servicing single family mortgage loans. This division's software products and processing services, combined with its team of consultants, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers which would otherwise have to be assembled in-house by each customer. The Financial Services Division's on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

    The Telecommunications Division is primarily engaged in the development and marketing of billing services and customer care software to local telephone, wireless and PCS companies. In addition, the Telecommunications Division provides data processing and outsourcing services to both wireline and wireless telecommunications service providers.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  INFORMATION SERVICES (continued)

    GENERAL (continued)

    The Enterprise Network Services Division was formed in 1996 to capitalize on the increasing market demand for network services resulting from the convergence of voice, data, video, and imaging technologies. The Enterprise Network Services Division offers a comprehensive package of network services to a variety of industries including financial, healthcare and telecommunications. The services provided by this division include network consulting, integration and operations services for a customer's network environment, ranging from the wide-area network (WAN) to the desktop. These value-added services are targeted at helping customers improve employee and business productivity, create more effective customer relationships and successfully enter new markets using the network as an alternative distribution channel. The Enterprise Network Services Division delivers its services through insourcing, cosourcing and outsourcing arrangements as driven by the customer's requirements.

    CUSTOMERS

    The Financial Services Division's primary markets for its financial products and services are the nation's commercial banks and savings institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single family mortgage loans that have sold the loans in the secondary market. These financial institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States. In total, nearly 18 million mortgage loans representing over $1.5 trillion are processed using the Financial Services Division's software. The Telecommunications Division's primary markets for its telecommunications products and services consist of the top 40 telephone companies and the top 50 cellular companies in the United States, and certain PCS companies in the United States, and approximately 100 international telecommunications companies. The roll out of the wireless companies that will operate within the PCS spectrum bandwidths in the United States has significantly increased the potential customer base of the Telecommunications Division. The Enterprise Network Services Division markets its services to Fortune 1000 companies.

    COMPETITION

    The Financial Services Division's competition primarily comes from "in-house" bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions. The Telecommunications Division also faces strong competition from internal information technology departments. In addition, there are also other information services' companies that provide information processing and management services to the telecommunications industry. The Enterprise Network Services Division faces competition from three primary sources including "in-house" network organizations, large information technology outsourcing providers focused on leveraging their existing products and network infrastructures, and smaller, niche-players seeking to expand their scope of internetworking offerings. ALLTEL Information Services competes in each of its markets by providing a high level of service and support. ALLTEL Information Services substantially relies upon and vigorously enforces contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of its computer software and service methodologies.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  INFORMATION SERVICES (continued)

    REGULATION AND EXAMINATION

    The Financial Services Division is regulated by the federal agencies that have supervisory authority over banking, thrift, and credit union operations. The Financial Services Division is also classified as one of twelve national vendors that, as a result of their market share, process a significant portion of the financial industry's assets. These industry leaders are also examined by the federal Financial Institutions Examination Council on an ongoing basis. ALLTEL Information Services' management practices, policies, procedures, standards, and overall financial condition are components of these reviews.

    In addition to these corporate examinations, individual processing sites are subject to examination, as if they were departments of their respective clients, by federal and state regulators, as well as the clients' internal audit departments and their independent auditing firms. The same standards of performance are applied to those information processing centers as are applied to the client financial institutions. Reports of the individual data center performance are furnished to the Board of Directors of ALLTEL Information Services and to the Board of Directors of the examined client. The supervisory agencies include applicable state banking departments, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the National Credit Union Administration. ALLTEL Information Services' processing contracts include a commitment to install all necessary changes in its computer software that are required by changes in regulations.

    The Enterprise Network Services Division operates transmitters at the network's information processing facility hub and operates very small aperture technology ("VSAT") earth stations at numerous customer locations. Prior to initiation, construction or operation of the transmitters used in a VSAT satellite network, operators of these transmitters are required by the Communications Act of 1934 to be authorized by the FCC. The FCC grants licenses to VSAT operators for a predetermined number of earth stations that may be placed at unspecified locations in the United States. The Enterprise Network Services Division holds five VSAT licenses issued by the FCC to operate its domestic earth station satellite network, consisting of one 8.1m license for its VSAT hub located in Jacksonville, Florida and four other VSAT licenses ranging from 1.0m to 2.4m. Three of the VSAT licenses, including the 8.1m license, will expire in 1997, and the remaining two licenses will expire in 2003. The Company intends to renew the VSAT licenses that will expire in 1997.

    PRODUCT DEVELOPMENT AND SUPPORT

    In the past five years, ALLTEL Information Services has spent approximately $334.9 million ($111.8 million in 1996) on mainframe and client/server software design and development. ALLTEL Information Services is also developing products that are utilized in a UNIX based environment, including the Telecommunications Division's state-of-the-art Virtuoso II billing and customer care product, which became operational in 1996. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. ALLTEL Information Services intends to continue to maintain, improve, and expand the functions and capabilities of its software products over the next several years.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                  PRODUCT DISTRIBUTION OPERATIONS

    GENERAL

    ALLTEL Supply, Inc. ("ALLTEL Supply"), with eight warehouses and seventeen counter-sales showrooms across the United States, is a major distributor of telecommunications equipment and materials. It supplies equipment to affiliated and non-affiliated telephone companies, business systems suppliers, railroads, governments, and retail and industrial companies.
    HWC Distribution Corp. ("HWC"), with nine warehouses throughout the United States, is a major supplier of specialty wire and cable products.

    COMPETITION

    ALLTEL Supply and HWC (the "Distribution companies") experience substantial competition throughout their sales territories from other distribution companies and direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance. Since the products distributed by the Distribution companies are also offered by other competitors, the Distribution companies differentiate themselves from competitors by providing value-added services such as offering expert technical assistance, maintaining extensive inventories in strategically located warehouses and counter-sales showrooms to facilitate single supplier sourcing and "just-in-time" delivery, maintaining a full range of alternative product lines, and by providing staging, assembly and other services. The Company is continually evaluating and implementing policies and strategies which will meet customer expectations and position the Distribution companies in the market as a quality customer-focused distributor. Examples of these policies and strategies include the customer cable management program offered by HWC and the "just-in-time" inventory program by ALLTEL Supply.

    PRODUCTS

    ALLTEL Supply offers more than 54,000 products for sale. In addition, ALLTEL Supply inventories single and multi-line telephone sets, local area networks ("LANs"), switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items. HWC inventories approximately 43,000 reels of specialty wire and cable. These include shielded and unshielded power cables, flame resistant cables, and high temperature precision engineered cables. The Distribution companies have not encountered any material shortages or delays in delivery of products from their suppliers.

    OTHER

    In October 1996, the Company announced its plan to dispose of HWC. The Company plans to complete the sale of HWC in 1997.

                             DIRECTORY PUBLISHING

    ALLTEL Publishing coordinates advertising, sales, printing, and distribution for 360 telephone directories in 36 states. In October 1993, ALLTEL Publishing completed its purchase of GTE Directories independent publishing business, which included contracts with more than 125 independent telephone companies across the country. Under terms of the agreement, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories provides directory sales and printing services through a separate contract with ALLTEL Publishing.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 1.  Business
                           CABLE TELEVISION SERVICE

    The Company's cable television operations are limited to only providing service to approximately 3,500 customers located in the cities of Bolivar and Stockton, Missouri. The Company does not hold any spectrum or other licenses issued by the FCC related to its cable television operations. The Company's cable system receives signals by means of special antennae, microwave relay systems and earth stations. The system amplifies such signals and distributes programs to subscribers through a coaxial cable system. The number of broadcast channels provided by the Company in each of its two service areas are 28 channels. The sources of the Company's cable television programming consist of the signals received from national television networks, local and other independent television stations that operate in or near to the Company's service areas, satellite-delivered non-broadcast channels, and public service announcements. Through contractual arrangements, the Company has obtained the authority to re-transmit the program offerings supplied by these providers.

                                  INVESTMENTS

    WORLDCOM, INC.

    The Company owns approximately a 3 percent interest in WorldCom, Inc., a publicly-held company. WorldCom, Inc. is a large long-distance company in the United States and is a full service provider of international telecommunications and specialized broadcasting services.

    APEX GLOBAL INFORMATION SERVICES, INC.

    During 1996, the Company made an approximate $5 million investment in Apex Global Information Services, Inc. ("AGIS"), one of only six global providers of Internet access services. As a result, the Company owns a 5 percent interest in AGIS. The Company also has an option to buy an additional 5 percent of AGIS' stock at a later date.

    HORIZON TELECOM, INC.

    The Company owns a 19.8 percent interest in Horizon Telecom, Inc., which serves approximately 27,000 telephone lines in Ohio. Frederick G. Griech, President of ALLTEL Telephone Services Corporation's Northeast Region, and Dennis Mervis, President of ALLTEL Ohio, Inc. and The Western Reserve Telephone Company, are members of Horizon Telecom, Inc.'s Board of Directors.

    COMDIAL CORPORATION

    During 1996, the Company sold all of its remaining shares of stock in Comdial Corporation, a producer of telephone sets and key systems.

    GO COMMUNICATIONS CORPORATION

    During 1995, the Company made an approximate $32 million investment in GO Communications Corporation ("GOCC"). The Company's investment in GOCC was subject to a number of conditions, including GOCC's ability to secure "C" band licenses in the PCS auctions conducted by the FCC. Following GOCC's decision to exit the PCS auctions, the Company elected to withdraw its investment.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part I

    Item 2.  Properties

    TELEPHONE PROPERTY

    The Company's wireline subsidiaries own telephone property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone ines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in telephone property as of December 31, 1996, was as follows:

                                                              (Thousands)
      Telephone-
        Land, buildings and leasehold improvements           $   279,439
        Central office equipment                               1,255,363
        Outside plant                                          1,992,325
        Furniture, fixtures, vehicles and other                  300,532
          Total                                               $3,827,659

    Certain properties of the Company and its wireline subsidiaries are pledged as collateral for long-term debt.


    OTHER PROPERTY

    Other properties of the Company in service consist primarily of property, plant and equipment used in providing wireless communications services, information services and product distribution operations. The total investment by category for the non-telephone operations of the Company as of December 31, 1996, was as follows:

                                                              (Thousands)

      Land, buildings and leasehold improvements             $   230,356
      Data processing equipment                                  378,796
      Cellular telephone plant and equipment                     416,964
      Furniture, fixtures and miscellaneous                       91,114
        Total                                                 $1,117,230

    All of the Company's property is considered to be in reasonably sound operating condition.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part II

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

    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

             As of January 31, 1997, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 92,000. For additional information pertaining to Markets for ALLTEL Corporation's Common Stock and Related Stockholder Matters, refer to pages 37, 39, 43 and the inside back cover of ALLTEL's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

    Item 6.  Selected Financial Data

             For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page 34 of ALLTEL's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages 27-32 of ALLTEL's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

    Item 8.  Financial Statements and Supplementary Data

             For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages 33 and 35-47 of ALLTEL's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

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

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

    Item 10(a).   Directors of the Registrant

             For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

    Item 10(b).   Executive Officers of the Registrant

                Name               Age              Position

             Joe T. Ford            59       Chairman, President and
                                             Chief Executive Officer

             Scott T. Ford          34       Executive Vice President

             Tom T. Orsini          46       Executive Vice President

             Dennis J. Ferra        43       Senior Vice President and
                                             Chief Financial Officer

             Francis X. Frantz      43       Senior Vice President -
                                             External Affairs,
                                             General Counsel and Secretary

             John L. Comparin       44       Vice President - Human Resources
                                             and Administration

             Ronald D. Payne        50       Vice President -
                                             Business Development

             Jerry M. Green         49       Treasurer

             John M. Mueller        46       Controller

             Deborah J. Akins       41       Assistant Treasurer


             There are no arrangements between any officer and any other person pursuant to which he/she was selected as an officer. Except for Scott T. Ford, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years. Prior to joining ALLTEL, Scott T. Ford served as Assistant to the Chairman of Stephens Group, Inc. of Little Rock, Arkansas.
             Scott T. Ford is the son of Joe T. Ford.


    Item 11.  Executive Compensation

             For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

                              ALLTEL Corporation
                       Securities and Exchange Commission
                              Form 10-K, Part III

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

             For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

    Item 13.  Certain Relationships and Related Transactions

             For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.


                              Form 10-K, Part IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (a)   The following documents are filed as a part of this report

                1.  Financial Statements:

                    The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries, included in the annual report of ALLTEL Corporation to its stockholders for the year ended December 31, 1996, are incorporated herein by reference:

                                                                 Annual Report
                                                                  Page Number

                    Report of Independent Public Accountants           33

                    Consolidated Statements of Income -
                      for the years ended
                      December 31, 1996, 1995 and 1994                 35

                    Consolidated Balance Sheets -
                      December 31, 1996 and 1995                     36-37

                    Consolidated Statements of Cash Flows -
                      for the years ended
                      December 31, 1996, 1995 and 1994                 38

                    Consolidated Statements of
                    Shareholders' Equity -
                      for the years ended
                      December 31, 1996, 1995 and 1994                 39

                    Notes to Consolidated Financial Statements        41-47

                    Supplementary Information-
                    Business Segment Information                    40 and 47

                   The Consolidated Financial Statements and Supplementary Financial Information listed in the above index which are included in the 1996 Annual Report to Stockholders of ALLTEL Corporation are hereby incorporated by reference.

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

             (b) No reports on Form 8-K were filed during the last quarter of 1996.

                  The Company filed a Current Report on Form 8-K dated
                  February 3, 1997, which was filed in connection with a declaration by the Company's Board of Directors on January 30, 1997, to grant a dividend of one preferred share purchase right for each share of common stock of the Company.

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

     ALLTEL Corporation
         Registrant

By   /s/  Joe T. Ford
 Joe T. Ford, Chairman, President and                Date:  February 26, 1997
   Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/  Dennis J. Ferra                            Date:  February 26, 1997
 Dennis J. Ferra, Senior Vice President and
   Chief Financial Officer

* Joe T. Ford, Chairman, President,
    Chief Executive Officer, and Director

* Scott T. Ford, Executive Vice President and Director

* Dennis J. Ferra, Senior Vice President and
    Chief Financial Officer

* John M. Mueller, Controller
                                                      By   /s/  Dennis J. Ferra
* Ben W. Agee, Director                                *  (Dennis J. Ferra,
                                                          Attorney-in-fact)
* Michael D. Andreas, Director
                                                     Date:  February 26, 1997
* John R. Belk, Director

* Lawrence L. Gellerstedt III, Director

* W. W. Johnson, Director

* Emon A. Mahony, Jr., Director

* John P. McConnell, Director

* Josie C. Natori, Director

* Ronald Townsend, Director

* William H. Zimmer, Jr., Director

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





    To the Shareholders of
      ALLTEL Corporation:


    We have audited in accordance with generally accepted auditing standards, the financial statements included in ALLTEL Corporation's Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 21 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   /s/ARTHUR ANDERSEN LLP



         Little Rock, Arkansas,
         January 31, 1997.

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

Allowance for doubtful accounts,
  subscribers and others:

    For the years ended

      December 31, 1996              $18,439       $  -          $18,439        $38,771       $  -        $35,939 (A)      $21,271

      December 31, 1995              $21,510       $  -          $21,510        $35,860       $  -        $38,931 (A)      $18,439

      December 31, 1994              $10,766       $  39         $10,805        $33,504       $  -        $22,799 (A)      $21,510





      Notes:
      (A)  Accounts charged off less recoveries of amounts previously charged off.
      (B)  Reclassification of amount for companies purchased in 1994.

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

    (b)    By-Laws of ALLTEL Corporation (Exhibit 3(b) to Form SE           *
           dated February 17, 1993).

 (4)(a)    Rights Agreement dated as of January 30, l997, between           *
           ALLTEL Corporation and First Union National Bank of
           North Carolina (incorporated herein by reference to Form 8-K dated February 3, l997, filed with the Commission on February 4, l997).

    (b)    The Company agrees to provide to the Commission, upon           --
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

    (b)    Change in Control Agreement by and between the Company           *
           and Scott T. Ford effective as of April 25, 1996
           (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).

    (c)(1) Change in Control Agreement by and between the Company           *
           and John L. Comparin effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(2) Change in Control Agreement by and between the Company           *
           and Dennis J. Ferra effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1994).



* Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(c)(3) Change in Control Agreement by and between the Company and       *
           Francis X. Frantz effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1994).

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

    (e)(1) ALLTEL Corporation Supplemental Executive Retirement             *
           Plan, effective October 24, 1994 (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended December 31, 1994).

    (e)(2) Directors' Retirement Plan of ALLTEL Corporation, as             *
           amended and restated effective January 1, 1994
           (incorporated herein by reference to Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1993).

    (e)(3) Amendment to the Directors' Retirement Plan of                  67
           ALLTEL Corporation(January 1, 1994 Restatement) to terminate the Plan effective January 30, 1997.

    (f)(1) Executive Deferred Compensation Plan of ALLTEL                   *
           Corporation, as amended and restated effective
           October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).

    (f)(2) Deferred Compensation Plan for Directors of ALLTEL               *
           Corporation, as amended and restated effective
           October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).

    (f)(3) Amendment to Deferred Compensation Plan for Directors           73
           of ALLTEL Corporation (October 1, 1993 Restatement).


*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(g)(l) ALLTEL Corporation 1975 Incentive Stock Option Plan              *
           (as amended and restate effective July 26, 1988)
           (incorporated herein by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1988).

    (g)(2) ALLTEL Corporation 1991 Stock Option Plan                        *
           (incorporated herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).

    (g)(3) ALLTEL Corporation l994 Stock Option Plan for Employees          *
           (incorporated herein by reference to Exhibit A to Proxy
           Statement dated March 4, l994).

    (g)(4) ALLTEL Corporation l994 Stock Option Plan for                    *
           Nonemployee Directors(incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, l994).

    (g)(5) First Amendment to ALLTEL Corporation l994                      78
           Stock Option Plan for Nonemployee Directors.

    (h)    Systematics, Inc. 1981 Incentive Stock Option Plan               *
           and Amendment No. 1 thereto (incorporated herein by reference to Form S-8 (No. 33-35343) of ALLTEL
           Corporation filed with the Commission on June 11, 1990).

    (i)    ALLTEL Corporation Performance Incentive Compensation            *
           Plan as amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).

    (j)    ALLTEL Corporation Long-Term Performance Incentive               *
           Compensation Plan, as amended and restated effective
           January 1, 1993 (Exhibit 10(j) to Form SE dated
           February 17, 1993).

    (j)(1) Amendment No. 1 to ALLTEL Corporation Long-Term                  *
           Performance Incentive Compensation Plan as amended and restated effective January 1, 1993, incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).

    (k)    ALLTEL Corporation Pension Plan (January 1, 1994 Restatement)    *
           (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1994).

    (k)(1) Amendment No. 1 to ALLTEL Corporation Pension Plan               *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended March 31, 1995).

    (k)(2) Amendments No. 2 and 3 to ALLTEL Corporation Pension Plan        *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(2) to Form 10-Q for the period ended June 30, 1995).



*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(k)(3) Amendments No. 4 and 5 to ALLTEL Corporation Pension Plan        *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 1995).

    (k)(4)  Amendments No. 6 and 7 to ALLTEL Corporation Pension Plan       *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended September 30, 1996).

    (l)    ALLTEL Corporation Profit-Sharing Plan (January 1, 1994          *
           Restatement) (incorporated herein by reference to
           Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1994).

    (l)(1) Amendments No. 1 and 2 to ALLTEL Corporation                     *
           Profit-Sharing Plan (January 1, 1994 Restatement)
           (incorporated herein by reference to Exhibit 10(l)(1) to Form 10-Q for the period ended June 30, 1995).

    (l)(2) Amendments No. 3 and 4 to ALLTEL Corporation                     *
           Profit-Sharing Plan (January 1, 1994 Restatement)
           (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 1995).

    (l)(3) Amendment No. 5 to ALLTEL Corporation Profit-Sharing Plan        *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(3) to Form 10-Q for the period ended September 30, 1996).

    (m)    ALLTEL Corporation Benefit Restoration Plan                      *
           (January 1, 1996 Restatement). (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).

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

    (o)(1) Amendments No. 1 and 2 to ALLTEL Corporation Thrift Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(p)(1) to Form 10-Q for the period ended June 30, 1995).

    (o)(2) Amendment No. 3 ALLTEL Corporation Thrift Plan                   *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 1995).

    (o)(3) Amended and Restated Amendment No. 4 and Amendment No. 5 to     82
           ALLTEL Corporation Thrift Plan (January 1, 1994 Restatement)

*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(11)       Statement re computation of per share earnings.                 27

(13)       Annual report to stockholders for the year ended                32
           December 31, 1996. Such report, except for the portions incorporated by reference herein, is furnished for the information of the Securities and Exchange Commission and is not "filed" as part of this report.

(21)       Subsidiaries of the registrant.                                 28

(23)       Consents of experts and counsel.                                31

(27)       Financial Data Schedule for the year ended                     119
           December 31, 1996.

(99)(a)    Annual report on Form 11-K for the ALLTEL Corporation           --
           Thrift Plan for the year ended December 31, 1996, will be filed by amendment.































*   Incorporated herein by reference as indicated.