Form 10-K405/A
period 1996-12-31
ALLTEL CORP
filed 1997-04-28
CIK 65873

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      Aggregate market value of voting stock held by non-affiliates as of January 31, 1997 - $ 5,999,200,537

      Common shares outstanding, January 31, 1997 - 186,745,542

                      DOCUMENTS INCORPORATED BY REFERENCE
Document                                                   Incorporated Into
Annual report to shareholders for the year
 December 31, 1996                                          Parts I, II and IV
Proxy statement for the 1997 annual meeting
 of stockholders                                            Part III
The Exhibit Index is located on page 2 of this amendment.

                                   SIGNATURE

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1996 Annual Report on Form 10-K as set forth in the pages attached hereto;

             (list all such items, financial statements, exhibits
                          or other portions amended)


Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            ALLTEL CORPORATION

                                                (Registrant)



                                            /s/  Dennis J. Ferra
                                                 Dennis J. Ferra
                              Senior Vice President and Chief Financial Officer
                                                  April 28, 1997

                              ALLTEL Corporation
                      Securities and Exchange Commission
                              Form 10-K, Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:


         3.  Exhibits:

               See "Exhibit Index" located on page 2 of this amendment.

                                 EXHIBIT INDEX


Number and Name                                                         Page

(23)        Consents of experts (filed herewith).                         3

(99)(a)     Form 11-K information for the ALLTEL Corporation              4
            Thrift Plan as of December 31, 1996 and 1995 and for the year ended December 31, 1996 (filed herewith).