Form 10-Q
period 1997-03-31
ALLTEL CORP
filed 1997-05-13
CIK 65873

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  March 31, 1997
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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


Number of common shares outstanding as of March 31, 1997:

                                  186,543,592

The Exhibit Index is located at sequential page  15 .

                              ALLTEL CORPORATION


                                   FORM 10-Q

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
          The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended March 31, 1997, a copy of which is attached hereto, are incorporated herein by reference:


          Consolidated Statements of Income - for the three and twelve months ended March 31, 1997 and 1996.

          Consolidated Balance Sheets - March 31, 1997 and 1996 and
                   December 31, 1996.

          Consolidated Statements of Cash Flows - for the three and twelve months ended March 31, 1997 and 1996.

                              ALLTEL CORPORATION

                                   FORM 10-Q

                        PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's total capital structure was $3.8 billion at March 31, 1997, reflecting 54 percent common and preferred equity and 46 percent debt. This compares to a capital structure of $3.9 billion at December 31, 1996, also reflecting 54 percent common and preferred equity and 46 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

     Cash provided by operations, which is the Company's primary source of liquidity, was $246.9 million and $876.0 million for the three and twelve month periods in 1997, respectively, compared to $177.1 million and $698.2 million for the same periods in 1996. The increase in the three month period of 1997 reflects growth in the earnings of the Company, decreased working capital requirements and the timing of additional tax payments associated with a gain on the sale of information services healthcare operations, as further discussed below. The increase in the twelve month period primarily reflects decreased working capital requirements and the timing of certain property and income tax payments, including the additional taxes related to the sale of the healthcare operations. Growth in earnings of the Company, excluding the impact of certain non-cash, non-extraordinary charges further discussed below, also contributed to the increase in cash provided by operations for the twelve month period of 1997. The net proceeds received from the sale of the healthcare operations totaling $104.9 million are included in cash from investing activities for both the three and twelve month periods of 1997. These proceeds were used primarily to reduce borrowings under the Company's revolving credit agreement.

     Capital expenditures for the three and twelve month periods in 1997 were $145.4 million and $506.2 million, respectively, compared to $102.9 million and $485.8 million for the same periods in 1996. The Company financed the majority of its capital expenditures through the internal generation of funds in each of the past two year periods. During each of the past two year periods, the Company's capital expenditures were directed toward its wireline operations to continue to modernize its network and invest in equipment to provide new telecommunications services. In addition, capital expenditures were incurred for expansion into existing wireless and information services markets, and to upgrade existing wireless network facilities. Capital expenditures for the three and twelve month periods of 1997 also include approximately $30.7 million related to the acquisition of Personal Communications Services ("PCS") licensing rights. The Company participated in the Federal Communications Commission's ("FCC") "D" and "E" band PCS auctions, and on January 14, 1997, the Company was awarded the PCS licensing rights for 73 markets in 12 states. When issued by the FCC, the PCS licenses will enable the Company to increase the size of its potential wireless customer base to 34 million. The Company will pay an additional $115.8 million, or a total of approximately $146.5 million, to obtain the PCS licenses. The final payment for the PCS licenses was made on May 12, 1997. Capital expenditures, excluding amounts related to the acquisition of PCS licenses and the construction of the PCS network, are forecast at $490.4 million for 1997, which are expected to be financed primarily from internally generated funds. The Company believes it has the capital resources available to fund the construction of its PCS network. Cash flows from investing activities for the three and twelve month periods of 1997 also include a cash outlay of $32.9 million related to the acquisition of two wireless properties in Alabama.

     Included in cash flows from financing activities are dividend payments and the repurchase by the Company of its common stock. Common and preferred dividend payments for the three and twelve month periods of 1997 were $52.0 million and $200.6 million, respectively, compared to $49.5 million and $186.3 million for the same periods in 1996. The increases in dividend payments in the 1997 periods primarily reflect the October 1996 action of the Board of Directors to increase the quarterly common stock dividend rate from $.26 per share to $.275 per share. On October 21, 1996, the Company announced its plans to repurchase up to 3.5 million shares of its common stock. Through March 31, 1997, the Company had repurchased 3,433,400 shares at a total cost of $108.1 million. Of this total, $32.5 million was expended during the first three months of 1997. On April 24, 1997, the Company announced expansion of its share repurchase program to include an additional 3.5 million shares.

     The Company has a $750 million revolving credit agreement. Borrowings outstanding under this agreement at March 31, 1997 were $28.8 million, compared to $83.7 million that was outstanding at December 31, 1996. There were no borrowings outstanding under this agreement at March 31, 1996. The weighted average interest rate on borrowings outstanding under this agreement at March 31, 1997, was 6.6 percent. Borrowings under this agreement in 1997 were incurred primarily to fund the stock repurchase program and to acquire the PCS licensing rights. As previously noted, the proceeds from the sale of the healthcare operations were used primarily to reduce borrowings under the revolving credit agreement, and the net reduction in revolving credit agreement borrowings from December 31, 1996, represent the majority of long-term debt retired in the three month period ended March 31, 1997. Scheduled long-term debt retirements, net of additional borrowings under the revolving credit agreement, amounted to $43.2 million for the twelve month period ended
March 31, 1997.

RESULTS OF OPERATIONS

Wireline Operations

     In November 1994, the Company signed definitive agreements to sell wireline properties serving approximately 117,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately
$250 million in cash, assumed debt and a wireline property serving 3,600 access lines in Pennsylvania. The sale of properties in Oregon and West Virginia was completed at the end of the second quarter of 1995, the sale of all remaining properties except for those in Nevada was completed during the fourth quarter of 1995, and the sale of properties in Nevada was completed during March 1996.

     Wireline revenues and sales increased $11.4 million or 4 percent and decreased $4.5 million or less than 1 percent for the three and twelve months ended March 31, 1997, respectively. Wireline operating income increased
$0.5 million or less than 1 percent and decreased $11.2 million or 3 percent for the three and twelve month periods of 1997, respectively. Excluding the impact of the sale of properties to Citizens, wireline's revenues and sales would have increased $16.2 million and $64.6 million or 6 percent and operating income would have increased $2.6 million or 2 percent and $14.7 million or 4 percent for the three and twelve month periods ended March 31, 1997, respectively.

     Local service revenues increased $8.5 million or 8 percent and $23.6 million or 6 percent in the three and twelve month periods of 1997, respectively. Customer access lines, net of lines sold to Citizens, increased more than 5 percent during the past twelve month period, reflecting increased sales of residential and second access lines. Growth in custom calling feature revenues also contributed to the increase in local service revenues for both the three and twelve month periods. The increases in local service revenues due to growth in access lines and custom calling feature revenues were partially offset by the sale of properties to Citizens, which reduced revenues $1.3 million and $17.6 million for the three and twelve month periods, respectively. There have been no local rate increases granted to any of the Company's wireline operating subsidiaries during 1997, nor are there any rate requests currently pending before regulatory commissions.

     Network access and long-distance revenues increased $2.5 million or 2 percent and decreased $25.9 million or 4 percent for the three and twelve month periods of 1997, respectively. The increase in the three month period primarily reflects the addition of the Company's long-distance operations, which began serving customers during the second quarter of 1996. The long-distance operations, which currently serve nearly 154,000 customers, generated operating revenues of $6.4 million and $16.2 million during the three and twelve month periods ended March 31, 1997, respectively. The increase in revenues in the three month period resulting from the start-up of the long-distance operations was partially offset by the sale of properties to Citizens, which reduced revenues $2.7 million. The decrease in the twelve month period primarily reflects the sale of properties to Citizens, which accounted for $42.6 million of the decrease, partially offset by the additional revenues derived from the Company's long-distance operations.

     Miscellaneous revenues increased $0.4 million or 1 percent and decreased $2.2 million or 2 percent for the three and twelve month periods of 1997, respectively. The increase in the three month period reflects growth in both rental revenues and sales of wireline equipment protection plans, partially offset by the reduction in miscellaneous revenues as a result of the sale of properties to Citizens. The decrease in miscellaneous revenues in the twelve month period primarily reflects the sale of properties to Citizens, which reduced miscellaneous revenues $8.9 million, partially offset by increases in directory advertising revenues, rental revenues, and sales of wireline equipment protection plans.

     Total wireline operating expenses increased $10.9 million or 6 percent and $6.7 million or 1 percent for the three and twelve month periods of 1997, respectively. Excluding the impact of the sale of properties to Citizens, wireline's operating expenses would have increased $13.7 million or 8 percent and $49.8 million or 7 percent for the three and twelve month periods ended March 31, 1997, respectively. The decreases in operating expenses for both periods resulting from the sale of properties to Citizens were more than offset by the additional expenses incurred by the start-up long-distance operations, increased depreciation and maintenance-related expenses and additional costs incurred as a result of the Company consolidating its customer service operations. Until the new regional customer service centers become fully operational and replace all existing customer call centers later this year, the Company will continue to incur some duplicate costs in operating both the existing and new facilities.

     The Company's wireline subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If the Company's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, the Company's wireline subsidiaries could begin to experience increased competition in their local service areas. Presently, competition has not had a significant adverse effect on the operations of the Company's wireline subsidiaries. In August 1996, as required by the 96 Act, the FCC issued regulations establishing pricing rules for interconnection of telecommunications carriers' networks and for provisioning of unbundled network services. These regulations were challenged by various telecommunications carriers in the federal courts, and in October 1996, the U.S. Eighth Circuit Court of Appeals issued a stay of the FCC's pricing rules pending the outcome of the appeal process. On May 7, 1997, as required by the 96 Act, the FCC issued regulations relating to access charge reform and subsidizing of universal service. The Company has not yet evaluated the impact, if any, that these new rules will have on its wireline operations. Accordingly, the Company cannot predict at this time the specific effects that the 96 Act and future competition will have on its wireline operations. However, the Company is intent on taking advantage of the various opportunities that competition should provide.

Wireless Operations

     Wireless operations contributed significantly to the Company's overall earnings growth. Revenues and sales reflect increases of $16.0 million or 15 percent and $73.5 million or 18 percent for the three and twelve month periods ended March 31, 1997, respectively. Operating income increased
$7.1 million or 22 percent and $26.3 million or 20 percent for the three and twelve month periods of 1997, respectively. During the twelve month period ended March 31, 1997, subscriber growth remained strong as the number of wireless customers grew to 843,658 from 663,406, an increase of 180,252 customers or 27 percent. The acquisition of two wireless properties in Alabama, completed in February 1997, added 21,362 customers, and accounted for approximately 3 percent of the increase in customers.

     Wireless revenues and sales increased in all periods primarily due to the significant growth in its customer base. The acquisition of the two wireless properties in Alabama also contributed to the growth in revenues and sales in both periods. Partially offsetting the increases in revenues and sales resulting from subscriber growth and acquisitions were declines in the average monthly revenue per subscriber. Average revenue per subscriber per month was $52 and $57 for the three and twelve months ended March 31, 1997, compared to $58 and $62 for the same periods in 1996. The declines in average revenue per subscriber primarily reflect the migration of existing wireless customers to lower access rate plans, reductions in roaming revenue rates and the industry-wide trend of continued penetration into lower-usage market segments. As a result of increased current and expected future competition in its service areas, the Company has increased its offering of monthly service plans which have lower base access rates and include more packaged airtime minutes. Migration of existing customers to the newly offered rate plans is expected to continue throughout the remainder of 1997, and accordingly, this trend could continue to impact future revenue growth. Growth in revenues and sales for the twelve month period of 1997 was also impacted by an increase in uncollectible revenues, reflecting increased write-offs from bad debts.

     The growth in operating income for both periods of 1997 primarily reflects the increases in revenues and sales, partially offset by higher expenses for selling and advertising, depreciation and other operating expenses. Growth in operating income for the twelve month period was also impacted by increased losses sustained from fraud. During the third quarter of 1996, the Company implemented new technologies and enhanced its credit and collection procedures in order to reduce future losses incurred from both fraud and bad debts. For each of the past two consecutive calendar quarters, the Company has experienced a decline in losses sustained from fraud and bad debts.

     As previously noted, the Company was a successful bidder in the FCC's "D" and "E" band PCS auctions, obtaining licenses for 73 markets in 12 states. These PCS licensing rights will increase the Company's potential wireless customer base to 34 million "POPs". The Company is currently developing its PCS network deployment plans.

Information Services

     Information services' revenues and sales decreased $9.5 million or 4 percent and increased $14.9 million or 2 percent for the three and twelve month periods ended March 31, 1997, respectively. The decrease in the three month period of 1997 primarily reflects the sale of information services' healthcare operations completed in January 1997. In addition to the sale of the healthcare operations, revenues and sales for the twelve month period of 1997 also reflect the sale of the check processing operations completed in September 1995. Excluding the impact of the sales of the healthcare and check processing operations, revenues and sales would have increased 6 percent in each period or $12.1 million and $49.5 million in the three and twelve month periods of 1997, respectively.

     Excluding the impact of the sales of the healthcare and check processing operations, revenues and sales increased in both periods primarily due to growth in the financial services outsourcing business, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. Additional software maintenance and service revenues also contributed to the increase in revenues and sales for all periods. The increase in revenues and sales for the twelve month period also reflects the acquisition of Vertex Business Systems, Inc. completed in May 1995. The increases in revenues and sales in all periods were partially offset by a reduction in revenues earned on an outsourcing agreement accounted for under the percentage-of-completion method, lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market, and by a reduction in revenues collected for early termination of facilities management contracts. The domestic financial services industry continues to experience consolidation due to mergers.

     Operating income increased $3.7 million or 12 percent and decreased
$63.7 million or 47 percent for the three and twelve month periods of 1997, respectively. The increase in operating income in the three month period primarily reflects the sale of the healthcare business, as these operations had incurred an operating loss during the first quarter of 1996. Growth in revenues and sales, net of the healthcare operations, also contributed to the growth in operating income in the three month period. In addition to the sale of the healthcare and check processing operations, operating income for the twelve month period was also adversely impacted by a $75.0 million write-down in the carrying value of software and certain other assets during the third quarter of 1996, as further discussed below. Excluding the impact of the sales of the healthcare and check processing operations and the third quarter 1996 asset write-downs, operating income would have increased $17.6 million or 14 percent for the twelve months ended March 31, 1997. This increase in operating income for the twelve month period reflects the growth in revenues and sales previously discussed, as well as, improved profit margins realized on international software contracts. The increases in operating income in both periods attributable to revenue growth were partially offset by the loss of higher-margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts, and an increase in operating costs including depreciation and amortization expense. Operating income for both periods of 1997 was also impacted by start-up costs associated with the Enterprise Network Services business unit, which was established in May 1996 to offer network consulting, implementation and operations support services to customers across all the Company's vertical markets. Depreciation and amortization expense increased in both periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

     During the third quarter of 1996, information services recorded a pretax write-down of $53.0 million in the carrying value of certain assets primarily consisting of capitalized software development costs. The write-down of software resulted from a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies, including a shift from mainframe to client server-based applications. In addition, due to current and projected future operating losses sustained by the community banking operations, information services also recorded a pretax write-down of $22.0 million to adjust the carrying value of these operations to their estimated fair value based upon projections of future cash flows. The Company plans to dispose of or discontinue these operations by the end of 1997. The effects of these asset write-downs are included in the twelve months ended March 31, 1997. In accordance with the Company's plan for the disposal of the check processing operations, the Company recorded a pre-tax write-down of $5.0 million in June 1995 to reflect the net realizable value of these operations. The effect of this write-down is included in the twelve months ended March 31, 1996.

Product Distribution Operations

     Product distribution's revenues and sales decreased $4.0 million or 4 percent and increased $2.1 million or less than 1 percent for the three and twelve month periods ended March 31, 1997, respectively. Operating income decreased $2.0 million or 32 percent and $5.0 million or 19 percent for the three and twelve month periods of 1997, respectively.

     Sales of electrical wire and cable products for both periods of 1997 have been adversely impacted by the Company's announcement, at the end of the third quarter of 1996, to dispose of its wire and cable subsidiary, HWC Distribution Corp. ("HWC"). As a result of the impending sale, HWC has experienced increased competition in its sales territories from other distribution companies and from direct sales by manufacturers, resulting in lower sales and reduced profit margins. Compared to the prior-year periods, sales of wire and cable products have decreased $9.8 million and $14.7 million and operating income has decreased $1.3 million and $4.4 million in the three and twelve month periods of 1997, respectively. The Company plans to complete the sale of HWC by the end of 1997.

     The decrease in revenues and sales in the three month period is primarily due to the reduction in sales of electrical wire and cable products noted above, partially offset by growth in sales of telecommunications and data products to non-affiliated customers, including increased retail sales of these products at counter showrooms. Compared to the prior-year periods, retail sales of telecommunications and data products have increased $2.5 million and $16.1 million for the three and twelve month periods of 1997, respectively.
The increase in revenue and sales in the twelve month period is primarily due to growth in sales of telecommunications and data products to non-affiliated customers, including increased retail sales, partially offset by the reduction in sales of electrical wire and cable products, as previously noted. Revenue growth for the twelve month period was also impacted by decreased sales of telecommunications and data products to affiliates, which decreased
$10.6 million compared to the prior-year period. The decrease in sales to affiliates in the twelve month period reflects both the sale of properties to Citizens and an overall reduction in capital expenditures by the remaining wireline subsidiaries, as compared to the prior year.

     Operating income decreased in the three month period primarily due to the decrease in revenues and sales noted above and due to lower profit margins realized on the sale of telecommunications and data products, primarily resulting from a reduction in product cost rebates received from vendors. Although revenues and sales increased in the twelve month period, operating income has been adversely impacted by lower gross profit margins realized on the sale of telecommunications and data products and electrical wire and cable products, reflecting the effects of increased competition and the reduction in product cost rebates received from vendors. Gross profit margins on the sale of electrical wire and cable products for the twelve month period have also been adversely impacted by sharp declines in copper prices, compared to the prior-year period. Additionally, increases in selling-related expenses have also impacted operating income growth in both periods of 1997.

     During the third quarter of 1996, the Company recorded a pretax write-down of $45.3 million in the carrying value of goodwill related to HWC. This write-down resulted from the Company's plan to dispose of this non-strategic operation. The impact of this write-down has been included in corporate operating expenses for the twelve months ended March 31, 1997.

Other Operations

     Other operations revenues and sales decreased $3.8 million or 10 percent and $3.9 million or 3 percent for the three and twelve month periods of 1997, respectively. Operating income increased $0.5 million or 19 percent and $4.6 million or 65 percent for the three and twelve month periods of 1997, respectively.

     Revenues and sales for other operations decreased in both periods primarily due to a decrease in directory publishing revenues mainly attributable to a reduction in the number of directories published. Eleven fewer directories were published during the first quarter of 1997 compared to the first three months of 1996, while nine fewer directories were published during the twelve month period ended March 31, 1997, compared to the corresponding twelve month period of 1996.

     The increase in operating income for the three month period primarily reflects the reclassification of the Company's long-distance operations to its wireline operations in April 1996. This reclassification had a positive impact on other operations' operating income due to the start-up nature of the long-distance operations, which had incurred an operating loss of $0.7 million during the first quarter of 1996. Excluding the impact of this reclassification, other operations' operating income would have decreased
$0.2 million or 8 percent in the three month period of 1997, consistent with the overall decrease in directory publishing revenues noted above. In addition to including the impact of the reclassification of the Company's long-distance operations, the increase in other operations' operating income for the twelve month period also reflects the elimination of certain amounts paid to GTE Directories Corporation. The Company's publishing subsidiary had contracted with GTE Directories Corporation to receive directory advertising sales support, printing and other services. Beginning in the second quarter of 1996, these sales and service functions were performed at a lower cost internally by the Company's publishing subsidiary. Operating income for the twelve month period also reflects lower expenses for advertising, market research and new product development.

Corporate Operating Expenses

     Corporate operating expenses decreased $0.3 million or 6 percent and increased $42.8 million or 157 percent for the three month and twelve month periods of 1997, respectively. The increase in the twelve month period primarily reflects the $45.3 million write-down in the carrying value of goodwill related to HWC, as previously discussed. Excluding the impact of this write-down, corporate operating expenses would have decreased $2.5 million or 9 percent for the twelve month period of 1997. The decrease in the three month period of 1997 reflects the corresponding reduction in amortization of excess cost resulting from the write-down in the carrying value of HWC's goodwill. Primarily as a result of the write-down in HWC's goodwill, amortization of excess cost decreased $2.6 million in the twelve month period ended
March 31, 1997.

Other Income, Net

     Other income, net decreased $1.1 million or 205 percent for the three month period and increased $0.4 million or 24 percent for the twelve month period of 1997, respectively. Other income, net for the three and twelve month periods of 1996 include net gains realized on the sale of the Company's investment in Comdial Corporation common stock. Excluding the impact of these gains, other income, net would have increased $0.6 million and $3.3 million for the three and twelve month periods of 1997, respectively; and these increases primarily reflect growth in equity income recognized by the Company on its investments in wireless limited partnerships, partially offset by a reduction in interest income and an increase in the minority interest in earnings of the Company's wireless operations by others. Other income, net for the twelve month period of 1997 also reflects a decrease in capitalized interest costs related to long-term construction projects.

Interest Expense

     Interest expense decreased $2.2 million or 6 percent and $13.9 million or 10 percent for the three and twelve month periods of 1997, respectively. The decreases in interest expense in both periods reflect the issuance of $300 million of 7.0 percent debentures in March 1996 to retire $200 million of
9.5 percent debentures and to reduce borrowings under the Company's revolving credit agreement. The decrease in interest expense for the twelve month period also reflects the issuance of $200 million of 6.75 percent debentures issued in September 1995 to retire two high-cost debt issues, consisting of $150 million of 10.375 percent debentures and $50 million of 8.875 percent debentures. This debt refinancing was completed in October 1995. In connection with the debt refinancings completed in March 1996 and October 1995, the Company was required to pay termination fees in the amount of $15.8 million and $14.0 million, respectively; however, the two debt refinancings are expected to produce approximately $10.5 million in annual pretax interest savings. The decrease in interest expense for the twelve month period also reflects a reduction in the average borrowing rates for amounts outstanding under the Company's revolving credit agreement.

Provision to Reduce Carrying Value of Certain Assets

     During the third quarter of 1996, the Company incurred non-cash, pretax charges of $120.3 million to writedown the carrying value of certain assets.
In accordance with the Company's plan to dispose of its wire and cable subsidiary, the Company recorded a pretax write-down of goodwill in the amount of $45.3 million. In addition, information services recorded a pretax write-down of $53.0 million in the carrying value of certain assets primarily consisting of capitalized software development costs. The write-down of software resulted from performing a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies. Information services also recorded a pretax write-down of $22.0 million to adjust the carrying value of its community banking operations to their estimated fair value based upon projections of future cash flows. The Company plans to dispose of or discontinue these operations by the end of 1997. The net income impact of these write-downs resulted in a decrease in net income of $72.7 million or $.38 per share for the twelve months ended March 31, 1997.

Gain on Disposal of Assets, Write-down of Assets and Other

     During the first quarter of 1997, the Company recorded a pre-tax gain of $16.2 million from the sale of information services healthcare operations. The net income impact from this transaction resulted in an increase of $9.2 million in net income and $.05 in earnings per share for the three and twelve month periods ended March 31, 1997.

    During the first quarter of 1996, the Company recorded a pre-tax gain of $15.3 million from the sale of wireline properties in Nevada to Citizens. The Company also incurred $15.8 million of termination fees related to the early retirement of $200 million of long-term debt. Finally, the Company realized a loss of $1.8 million related to the withdrawal of its investment in GO Communications Corporation ("GOCC"). The Company's investment in GOCC was subject to a number of conditions, including GOCC's ability to secure "C" band licenses in the PCS auctions conducted by the FCC. Following GOCC's decision to exit the PCS auctions, the Company elected to withdraw its investment in GOCC. The net income impact from these transactions resulted in a decrease of $1.5 million in net income and $.01 in earnings per share for the three month period ended March 31, 1996.

     Including the impact of the above transactions, net income for the twelve month period of 1996 includes pre-tax gains totaling $65.1 million from the disposal of certain wireline properties to Citizens, termination fees totaling $29.8 million related to the refinancing of long-term debt completed in

October 1995 and March 1996, an additional pre-tax write-down of $5.0 million to reflect the net realizable value of the information services segment's check processing operations, and the $1.8 million loss incurred on the withdrawal of the Company's investment in GOCC. The net income impact from these transactions resulted in an increase of $18.4 million in net income and $.10 in earnings per share for the twelve month period ended March 31, 1996.

Income Taxes

     Income tax expense increased $12.0 million or 23 percent and decreased $39.3 million or 18 percent for the three and twelve month periods of 1997, respectively. The changes in income tax expense in both periods primarily reflect the tax-related impact of the various one-time, non-extraordinary items, as previously discussed. Income tax expense for the three month period of 1997 includes additional tax expense of $7.0 million related to the gain on the sale of the healthcare operations. In addition to including the tax effects of this gain, income tax expense for the twelve month period of 1997 includes a net tax benefit of $47.6 million resulting from the write-downs of the wire and cable subsidiary, community banking operations and other assets primarily consisting of capitalized software development costs. Income tax expense for the three month period of 1996 includes a net tax benefit of $0.8 million resulting from the payment of termination fees related to a debt refinancing and a loss incurred on the withdrawal of an investment, partially offset by the gain on the sale of wireline properties in Nevada to Citizens. Income tax expense for the twelve month period of 1996 includes net tax expense of $10.1 million resulting from gains on the sale of wireline properties to Citizens, partially offset by the payment of termination fees related to two debt refinancings, the write-down of the check processing operations and a loss incurred on the withdrawal of an investment. Excluding the impact on tax expense of these transactions, income tax expense would have increased
$4.2 million or 8 percent and $11.4 million or 5 percent in the three and twelve month periods of 1997, respectively, consistent with the overall growth in the Company's earnings from continuing operations before one-time, non-extraordinary items.

Net Income Applicable to Common Shares

     Net income applicable to common shares increased $17.7 million or 21 percent and decreased $50.6 million or 14 percent for the three and twelve month periods of 1997, respectively. Primary earnings per common share increased 23 percent and decreased 14 percent for the three and twelve month periods of 1997, respectively. Excluding the net income impact in each period of the one-time, non-extraordinary items detailed in the sections entitled "Provision to Reduce Carrying Value of Certain Assets" and "Gain on Disposal of Assets, Write-Down of Assets and Other", net income would have increased $6.9 million or 8 percent and $31.2 million or 9 percent and primary earnings per share would have increased 9 percent in both the three and twelve month periods ended March 31, 1997, respectively.

Average Common Shares Outstanding

     The average number of common shares outstanding decreased 1 percent in the three month period of 1997 and decreased slightly in the twelve month period of 1997. The decreases in both periods were primarily due to the Company's repurchase of its common stock on the open market, partially offset by additional shares issued under the Company's stock option plans.

Other Financial Information and Forward-Looking Statements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). This pronouncement, effective for calendar year 1997 financial statements, establishes new standards for computing and presenting earnings per share ("EPS") information. This standard replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Additionally, the standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company estimates that the annual impact to its EPS disclosures of reporting basic EPS versus primary EPS will be an increase of approximately $.01 per share. Accordingly, the basic and diluted EPS disclosures that will be included in the Company's 1997 Annual Report to Stockholders will not be materially different from the primary EPS data disclosed by the Company for the first three quarters of 1997.
     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company's ability to change its pricing for communications services; the possible future unavailability of SFAS 71 to the Company's wireline subsidiaries; continuing consolidation in certain industries, such as banking, served by the Company's information services business; and the risks associated with relatively large, multi-year contracts in the Company's information services business. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

                              ALLTEL CORPORATION

                                   FORM 10-Q

                        Part II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


        (a) See the exhibits specified on the Index of Exhibits located at Sequential Page 15.

        (b)     Reports on Form 8-K:

                The Company filed a Current Report on Form 8-K dated February 3, 1997, which was filed in connection with the extension of the Company's Shareholders Rights Plan.

                No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ALLTEL CORPORATION
                                 (Registrant)



                                  /s/ Dennis J. Ferra
                                      Dennis J. Ferra
                                      Senior Vice President and
                                        Chief Financial Officer
                                      May 13, 1997

                              ALLTEL CORPORATION

                                   FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                           Sequential
Exhibit No.                   Description                            Page No.


(10)(k)(5)     Amendments No. 8 and 9 to ALLTEL Corporation           25 - 29
               Pension Plan (January 1, 1994 Restatement)

(10)(l)(4)     Amendment No. 6 to ALLTEL Corporation                  30 - 36
               Profit-Sharing Plan (January 1, 1994 Restatement)

(10)(o)(4)     Amendment No. 6 to ALLTEL Corporation                  37 - 42
               Thrift Plan (January 1, 1994 Restatement)

    (19)       Interim Report to Stockholders and                     16 - 24
               Notes to Consolidated Financial Statements for the periods ended March 31, 1997

    (27)       Financial Data Schedule                                   43
               for the three months ended March 31, 1997