Form 10-Q
period 1997-06-30
ALLTEL CORP
filed 1997-08-13
CIK 65873

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended  June 30, 1997
                                     OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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
     YES    X        NO


Number of common shares outstanding as of June 30, 1997:

                                  186,870,443

The Exhibit Index is located at sequential page  16 .

                              ALLTEL CORPORATION
                                   FORM 10-Q
                         PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended June 30, 1997, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three, six and twelve months ended June 30, 1997 and 1996.

           Consolidated Balance Sheets - June 30, 1997 and 1996 and
                    December 31, 1996.

           Consolidated Statements of Cash Flows - for the six and twelve months ended June 30, 1997 and 1996.

                              ALLTEL CORPORATION
                                   FORM 10-Q
                         PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's total capital structure was $4.0 billion at June 30, 1997, reflecting 55 percent common and preferred equity and 45 percent debt. This compares to a capital structure of $3.9 billion at December 31, 1996, reflecting 54 percent common and preferred equity and 46 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

     Cash provided by operations, which is the Company's primary source of liquidity, was $306.3 million and $746.7 million for the six and twelve month periods of 1997, respectively, compared to $365.8 million and $749.8 million for the same periods of 1996. The decreases in the six and twelve month periods of 1997 primarily reflect increased working capital requirements, partially offset by growth in the earnings of the Company, excluding the impact of certain non-cash, non-extraordinary charges further discussed below.

     Cash flows from investing activities for the six and twelve month periods of 1997 include net proceeds of $152.0 million received from the sale of property, principally consisting of two non-strategic operations. In May 1997, the Company completed the sale of its wire and cable subsidiary, HWC Distribution Corp. ("HWC") for approximately $45.0 million in cash; and in January 1997, the Company received net proceeds of $104.9 million in connection with the sale of its healthcare operations. Cash from investing activities for the six and twelve month periods of 1997 also include proceeds of $185.9 million related to the sale of a portion of the Company's investment in WorldCom, Inc. common stock. The proceeds from these asset sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

     In addition, cash flows from investing activities for the six and twelve month periods of 1997 include a cash outlay of $146.5 million related to the acquisition of Personal Communications Services ("PCS") licensing rights. The Company participated in the Federal Communications Commission's ("FCC") "D" and "E" band PCS auctions, and on January 14, 1997, the Company was awarded the PCS licensing rights for 73 markets in 12 states. The PCS licenses will enable the Company to increase the size of its potential wireless customer base to 34 million. The Company is currently developing its PCS network deployment plans. Cash flows from investing activities for the six and twelve month periods of 1997 also include a cash outlay of $40.4 million related to the acquisition of two wireless properties in Alabama and the purchase of an additional ownership interest in a Georgia wireless property.

     Capital expenditures for the six and twelve month periods of 1997 were $248.3 million and $489.1 million, respectively, compared to $222.9 million and $466.5 million for the same periods of 1996. The Company financed the majority of its capital expenditures through the internal generation of funds in each of the past two-year periods. During each of the past two-year periods, the Company's capital expenditures were incurred to continue to modernize and upgrade its telecommunications network, to invest in equipment to provide new telecommunications services and to expand into existing information services markets. Capital expenditures, including approximately $100 million related to the construction of the PCS network, are forecast at $596.5 million for 1997, which are expected to be financed primarily from internally generated funds.

     Included in cash flows from financing activities are dividend payments and the repurchase by the Company of its common stock. Common and preferred dividend payments for the six and twelve month periods of 1997 were $103.2 million and $202.3 million, respectively, compared to $99.0 million and $190.2 million for the same periods of 1996. The increases in dividend payments in the 1997 periods primarily reflect the October 1996 action of the Board of Directors to increase the quarterly common stock dividend rate from $.26 per share to $.275 per share. On October 21, 1996, the Company announced its plans to repurchase up to 3.5 million shares of its common stock. On April 24, 1997, the Company announced expansion of its share repurchase program to include an additional 3.5 million shares, for a total of 7.0 million shares. Through
June 30, 1997, the Company had repurchased 3,619,400 shares at a total cost of $113.9 million. Of this total, $38.3 million was expended during the first six months of 1997. The stock repurchase program expires at the end of 1997.

     The Company has a $750 million revolving credit agreement. Borrowings outstanding under this agreement at June 30, 1997 were $108.8 million, compared to $83.7 million that were outstanding at December 31, 1996. There were no borrowings outstanding under this agreement at June 30, 1996. The weighted average interest rate on borrowings outstanding under this agreement at June 30, 1997, was 6.3 percent. Borrowings under this agreement in 1997 were incurred primarily to fund the stock repurchase program, to acquire the PCS licensing rights and to fund general corporate requirements. As previously noted, the proceeds from the sales of the healthcare operations, wire and cable subsidiary and WorldCom, Inc. common stock were used primarily to reduce borrowings under the revolving credit agreement. The net increase in revolving credit agreement borrowings from December 31, 1996, represent all of the long-term debt issued in the six month period ended June 30, 1997. The net increase in revolving credit agreement borrowings from June 30, 1996, represent substantially all of the long-term debt issued in the twelve month period ended June 30, 1997. Scheduled long-term debt retirements amounted to $18.9 million and $43.1 million for the six and twelve month periods of 1997, respectively.

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

     Wireline revenues and sales increased $21.5 million or 7 percent, $32.8 million or 6 percent and $29.7 million or 3 percent for the three, six and twelve month periods ended June 30, 1997, respectively. Wireline operating income increased $6.1 million or 6 percent and $6.6 million or 3 percent for the three and six month periods of 1997, respectively. Operating income decreased $1.0 million or less than 1 percent for the twelve month period of 1997. Excluding the impact of the sale of properties to Citizens, wireline's revenues and sales would have increased $37.7 million or 7 percent and $69.8 million or 6 percent and operating income would have increased $8.7 million and $14.8 million or 4 percent for the six and twelve month periods ended June 30, 1997, respectively.

     Local service revenues increased $10.9 million or 10 percent, $19.4 million or 9 percent and $33.6 million or 8 percent in the three, six and twelve month periods ended June 30, 1997, respectively. Customer access lines increased more than 5 percent during the past twelve month period, reflecting increased sales of residential and second access lines. Local service revenues also increased by $1.8 million, $6.4 million and $13.3 million in the three, six and twelve months of 1997, respectively, due to the expansion of local calling areas in North Carolina and Georgia, which reclassified certain revenues from network access and long-distance revenues to local service.
The increases in revenues for the six and twelve month periods resulting from growth in customer access lines and expansion of local calling areas were partially offset by the sale of properties to Citizens, which reduced local service revenues $1.3 million and $9.8 million for the six and twelve month periods ended June 30, 1997, respectively. There have been no local rate increases granted to any of the Company's wireline subsidiaries during 1997, nor are there any rate requests currently pending before regulatory commissions.

     Network access and long-distance revenues increased $6.2 million or 4 percent, $8.7 million or 3 percent and decreased $8.7 million or 1 percent for the three, six and twelve month periods ended June 30, 1997, respectively. The increases in the three and six month periods primarily reflect growth in the Company's long-distance operations, which began serving customers during the second quarter of 1996. The long-distance operations, which currently serve nearly 189,000 customers, generated growth in operating revenues of $7.0 million, $13.3 million and $21.9 million during the three, six and twelve month periods ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. For the six and twelve month periods of 1997, the growth in revenues attributable to the long-distance operations was partially offset by the sale of properties to Citizens, which reduced revenues by $2.8 million and $24.8 million, respectively. For all periods of 1997, growth in network access and long-distance revenues was also impacted by the reclassification of certain revenues to local service, as previously discussed.

     On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that the Company's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. On November 6, 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by conducting a rate proceeding after the Company's election of alternative regulation. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and on July 3, 1997, the Georgia Court of Appeals reversed the Superior Court's decision. On July 16, 1997, the Georgia Court of Appeals denied the Company's request to reconsider its decision. On August 5, 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Georgia Court of Appeals' decision be reversed. The Company has not implemented any revenue reductions nor established any reserves for refund at this time.

     Miscellaneous revenues increased $4.3 million or 13 percent, $4.7 million or 7 percent and $4.8 million or 3 percent for the three, six and twelve month periods of 1997, respectively. The increases in all periods primarily reflect growth in directory advertising revenues, direct sales of wireline equipment, rental revenues, and sales of wireline equipment protection plans. The growth in miscellaneous revenues for the six and twelve month periods of 1997 was partially offset by the sale of properties to Citizens, which reduced revenues by $0.8 million and $5.5 million in the six and twelve month periods, respectively.

     Total wireline operating expenses increased $15.3 million or 8 percent, $26.2 million or 7 percent and $30.6 million or 4 percent for the three, six and twelve month periods of 1997, respectively. Excluding the impact of the sale of properties to Citizens, wireline's operating expenses would have increased $29.0 million or 8 percent and $55.0 million or 7 percent for the six and twelve month periods ended June 30, 1997, respectively. The long-distance operations accounted for $7.9 million, $14.6 million and $25.5 million of the increases in operating expenses for the three, six and twelve month periods of 1997, respectively. Operating expenses for all periods of 1997 also reflect increases in depreciation and network-related expenses, increased data processing charges and additional costs incurred as a result of the Company consolidating its customer service operations. Until the new regional customer service centers become fully operational and replace all existing customer call centers later this year, the Company will continue to incur some duplicate costs in operating both the existing and new facilities.

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

     In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs"), and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, were challenged in federal court by various ILECs and state regulatory commissions. On July 17, 1997, the U.S. Eighth Circuit Court of Appeals issued its decision and vacated the FCC's pricing rules including the "pick and choose" provisions, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communication services. The FCC has indicated it will appeal this decision to the U.S. Supreme Court.

     On May 7, 1997, the FCC issued regulations relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since the Company's wireline subsidiaries are all rate-of-return regulated companies, the access charge regulations, with few exceptions, are not applicable. The FCC has indicated that a further notice of proposed rulemaking will be issued later this year to address access charge reform for rate-of-return companies. Based upon its review of the FCC's regulations concerning the universal service subsidy, the Company does not anticipate any material changes in the universal service funding for its wireline subsidiaries in the foreseeable future. In the year 2001, the universal service subsidy is scheduled to change from being based on actual costs to being based on a proxy model. Since the FCC has not yet defined the structure or content of any such proxy model, the impact of this change, if any, in the universal service funding for the Company's wireline subsidiaries cannot be determined at this time. The impact of the FCC's universal service order on the Company's other telecommunications operations is still being evaluated. However, all of the Company's telecommunications operations will now be required to pay into the universal service fund to support services for rural, insular and high cost areas and for schools, libraries and rural health care providers. Petitions for reconsideration of both the universal service and access charge reform orders are pending at the FCC. In addition, petitions to review these orders have also been filed with various federal courts of appeal.

     Due to the uncertain resolution of the regulatory matters discussed above that are currently under FCC and/or judicial review, and since regulations to implement other provisions of the 96 Act have yet to be issued, the Company cannot predict at this time the specific effects that the 96 Act and future competition will have on its wireline subsidiaries. However, the Company is intent on taking advantage of the various opportunities that competition should provide.

Wireless Operations

     Wireless operations contributed significantly to the Company's overall earnings growth. Revenues and sales reflect increases of $18.9 million or 16 percent, $34.9 million or 15 percent and $77.0 million or 18 percent for the three, six and twelve month periods ended June 30, 1997, respectively. Operating income increased $5.2 million or 13 percent, $12.3 million or 17 percent and $25.2 million or 18 percent for the three, six and twelve month periods of 1997, respectively. During the twelve month period ended June 30, 1997, customer growth remained strong as the number of wireless customers grew to 890,017 from 707,643, an increase of 182,374 customers or 26 percent. The acquisition of two wireless properties in Alabama, completed in February 1997, added approximately 22,000 customers, and accounted for a 3 percent increase in customers.

     Wireless revenues and sales increased in all periods primarily due to the significant growth in its customer base and due to the acquisition of two wireless properties in Alabama. Growth in revenues and sales for all periods was also favorably impacted by a reduction in uncollectible revenues, reflecting decreased write-offs from bad debts. Partially offsetting the increases in revenues and sales resulting from subscriber growth, acquisitions and lower uncollectible revenues were declines in the average monthly revenue per subscriber. Average revenue per subscriber per month was $53, $53 and $56 for the three, six and twelve months ended June 30, 1997, compared to $61, $60 and $61 for the same periods in 1996. The declines in average revenue per subscriber primarily reflect the migration of existing customers to lower rate plans, reductions in roaming revenue rates and the industry-wide trend of continued penetration into lower-usage market segments. As a result of increased current and expected future competition in its service areas, the Company has increased its offering of monthly service plans which have lower base access rates and include more packaged airtime minutes. Migration of existing customers to the newly offered rate plans is expected to continue throughout the remainder of 1997, and accordingly, this trend could continue to impact future revenue growth.

     The growth in operating income for all periods of 1997 primarily reflects the increases in revenues and sales, previously noted. The increases in operating income attributable to growth in revenues and sales were partially offset by higher expenses for selling and advertising, depreciation and other operating expenses. In addition, operating income for all periods was favorably impacted by a reduction in losses incurred from fraud and bad debts. During the third quarter of 1996, the Company implemented new technologies and enhanced its credit and collection procedures. For each of the past three consecutive calendar quarters, the Company has experienced a decline in losses sustained from fraud and bad debts.

Information Services

     Information services' revenues and sales reflect increases of $14.1 million or 6 percent, $4.6 million or 1 percent and $23.4 million or 2 percent for the three, six and twelve month periods ended June 30, 1997, respectively. Growth in revenues and sales for all periods of 1997 was impacted by the sale of the healthcare operations completed in January 1997. In addition to the sale of the healthcare operations, revenues and sales for the twelve month period of 1997 also reflect the sale of the check processing operations completed in September 1995. Excluding the impact of these sales, information services' revenues and sales would have increased $38.7 million or 18 percent, $51.2 million or 12 percent and $73.4 million or 9 percent in the three, six and twelve month periods of 1997, respectively.

     Excluding the impact of the sales of the healthcare and check processing operations, revenues and sales increased in all periods primarily due to growth in the financial services outsourcing business, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. Additional software maintenance and service revenues also contributed to the increase in revenues and sales for all periods. Telecommunications revenues and sales increased in all periods primarily due to volume growth and additional services provided under existing data processing contracts. The increases in revenues and sales in the six and twelve month periods were partially offset by a reduction in revenues earned on an outsourcing agreement accounted for under the percentage-of-completion method. In addition, growth in revenues and sales for all periods of 1997 were adversely impacted by lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market and by a reduction in revenues collected for early termination of facilities management contracts. The domestic financial services industry continues to experience consolidation due to mergers.

     Operating income increased $0.7 million or 2 percent, increased $4.4 million or 7 percent and decreased $69.1 million or 49 percent for the three, six and twelve month periods of 1997, respectively. Operating income for the twelve month period includes the impact of a $75.0 million write-down in the carrying value of software and certain other assets during the third quarter of 1996, as further discussed below. Excluding the impact of these asset write-downs, operating income would have increased $5.9 million or 4 percent for the twelve months ended June 30, 1997. Information services' operating income for all periods of 1997 reflect the growth in revenues and sales noted above, as well as, improved margins realized on its international software business. Operating income for the three and six month periods also increased due to the sale of the healthcare business, as these operations had incurred operating losses during each of the first two calendar quarters of 1996. Growth in operating income for all periods of 1997 was adversely impacted by start-up and product development costs associated with several new business initiatives designed to expand the Company's service offerings into existing markets. Included in these initiatives are the Enterprise Network Services, Professional Services and Call Center business units. Additionally, growth in operating income in all periods of 1997 was adversely impacted by the loss of higher-margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts, and an increase in operating costs corresponding with the growth in revenues and sales.

     During the third quarter of 1996, information services recorded a pretax write-down of $53.0 million in the carrying value of certain assets primarily consisting of capitalized software development costs. The write-down of software resulted from a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies, including a shift from mainframe to client server-based applications. In addition, due to current and projected future operating losses sustained by the community banking operations, information services also recorded a pretax write-down of $22.0 million to adjust the carrying value of these operations to their estimated fair value based upon projections of future cash flows. The Company plans to dispose of or discontinue these operations by the end of 1997. The effects of these asset write-downs are included in the twelve months ended June 30, 1997.

Product Distribution Operations

     Product distribution's revenues and sales reflect decreases of $34.5 million or 27 percent, $38.6 million or 16 percent and $43.1 million or 9 percent for the three, six and twelve month periods ended June 30, 1997, respectively. Operating income decreased $2.4 million or 37 percent, $4.5 million or 34 percent and $6.9 million or 27 percent for the three, six and twelve month periods of 1997, respectively.

     The decreases in revenues and sales for all periods of 1997 primarily reflect the sale of HWC completed in May, which resulted in decreases in sales of electrical wire and cable products of $32.7 million, $42.5 million and $52.6 million for the three, six and twelve month periods of 1997, respectively. Sales of telecommunications and data products decreased $1.8 million and increased $3.9 million and $9.5 million for the three, six and twelve month periods of 1997, respectively. Sales of telecommunications and data products for all periods of 1997 reflect increased retail sales of these products at the Company's counter showrooms, partially offset by a reduction in sales to affiliates. The decreases in sales to affiliates in all periods of 1997 primarily resulted from a reduction in materials and supplies inventory levels maintained by the wireline subsidiaries. Sales to affiliates also decreased in the twelve month period due to the sale of properties to Citizens.

     Operating income decreased in all periods primarily due to the decreases in revenues and sales noted above. Operating income for all periods of 1997 has also been adversely impacted by lower gross profit margins realized on the sale of telecommunications and data products and electrical wire and cable products, reflecting the effects of increased competition and a reduction in product cost rebates received from vendors. In addition, increased selling-related expenses also impacted operating income growth in all periods of 1997.

     During the second quarter of 1997, the Company recorded a pretax write-down of $16.9 million to reflect the fair value of HWC's operations, net of selling-related costs. The impact of this write-down has been included in corporate expenses for the three, six and twelve months ended June 30, 1997. In accordance with the Company's plan for the disposal of HWC, the Company recorded in September 1996, a pretax write-down of $45.3 million in the carrying value of goodwill related to HWC. The impact of this write-down has been included in corporate expenses for the twelve months ended June 30, 1997.

Other Operations

     Other operations revenues and sales decreased $7.5 million or 21 percent, $11.3 million or 15 percent and $10.3 million or 8 percent for the three, six and twelve month periods ended June 30, 1997, respectively. Operating income decreased $1.3 million or 42 percent and $0.8 million or 15 percent for the three and six month periods of 1997, respectively. Operating income increased $2.0 million or 23 percent for the twelve month period of 1997.

     Revenues and sales for other operations decreased in all periods primarily due to a decrease in directory publishing revenues attributable to a reduction in the number of directories published. Compared to the corresponding periods of 1996, eight, nineteen and twenty-two fewer directories were published in the three, six and twelve month periods ended June 30, 1997, respectively.

     The decreases in operating income for the three and six month periods of 1997 primarily reflect the decrease in directory publishing revenues. The increase in operating income for the twelve month period of 1997 reflects a reduction in directory publishing expenses resulting from the elimination of certain amounts paid to GTE Directories Corporation. The Company's publishing subsidiary had contracted with GTE Directories Corporation to receive directory advertising sales support, printing and other services. Beginning in the second quarter of 1996, these sales and service functions were performed at a lower cost internally by the Company's publishing subsidiary. Operating income for the twelve month period also reflects lower expenses for advertising, market research and new product development.

Corporate Expenses

     Corporate expenses increased $16.9 million or 296 percent, $16.6 million or 145 percent and $61.9 million or 247 percent for the three, six and twelve month periods ended June 30, 1997, respectively. The increases in all periods primarily reflect the $16.9 million write-down to reflect the fair value less cost to sell the HWC operations recorded in the second quarter of 1997, as previously discussed. In addition, corporate expenses for the twelve month period of 1997 include the $45.3 million write-down in the carrying value of goodwill related to HWC recorded in the third quarter of 1996, as previously discussed. Excluding the impact of these write-downs, corporate expenses would have increased slightly in the three month period, and would have decreased $0.3 million or 3 percent and $0.3 million or 1 percent for the six and twelve month periods of 1997, respectively.

Interest Expense

     Interest expense decreased slightly in the three month period of 1997 and decreased $2.3 million or 4 percent and $8.1 million or 6 percent for the six and twelve month periods of 1997, respectively. The decreases in interest expense in the six and twelve month periods reflect the issuance of $300 million of 7.0 percent debentures in March 1996 to retire $200 million of 9.5 percent debentures and to reduce borrowings under the Company's revolving credit agreement. The decrease in interest expense in the six month period resulting from the March 1996 debt refinancing was partially offset by an increase in borrowings outstanding under the Company's revolving credit agreement. In addition to the March 1996 debt refinancing, the decrease in interest expense for the twelve month period also reflects the issuance of $200 million of 6.75 percent debentures issued in September 1995 to retire two high-cost debt issues, consisting of $150 million of 10.375 percent debentures and $50 million of 8.875 percent debentures. This debt refinancing was completed in October 1995. In connection with the debt refinancings completed in March 1996 and October 1995, the Company was required to pay termination fees in the amount of $15.8 million and $14.0 million, respectively; however, the two debt refinancings are expected to produce approximately $10.5 million in annual pretax interest savings. The decrease in interest expense for the twelve month period also reflects a reduction in the average borrowing rates for amounts outstanding under the Company's revolving credit agreement.

Provision to Reduce Carrying Value of Certain Assets

     As previously discussed, during the second quarter of 1997, the Company recorded a pretax write-down of $16.9 million to reflect the fair value less cost to sell its wire and cable subsidiary, HWC. The sale of HWC was completed in May. The net income impact of this write-down resulted in a decrease in net income of $11.7 million or $.06 per share for the three, six and twelve months ended June 30, 1997.

      During the third quarter of 1996, the Company incurred non-cash, pretax charges of $120.3 million to writedown the carrying value of certain assets.
In accordance with the Company's plan to dispose of its wire and cable subsidiary, the Company recorded a pretax write-down of goodwill in the amount of $45.3 million. In addition, information services recorded a pretax write-down of $53.0 million in the carrying value of certain assets primarily consisting of capitalized software development costs. The write-down of software resulted from performing a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies. Information services also recorded a pretax write-down of $22.0 million to adjust the carrying value of its community banking operations to their estimated fair value based upon projections of future cash flows. The Company plans to dispose of or discontinue these operations by the end of 1997. The net income impact of these write-downs resulted in a decrease in net income of $72.7 million or $.38 per share for the twelve months ended June 30, 1997.

Gain on Disposal of Assets and Other

     During the second quarter of 1997, the Company recorded a pre-tax gain of $156.0 million from the sale of a portion of its investment in WorldCom, Inc. common stock. The net income impact from this transaction resulted in an increase of $88.1 million in net income and $.46 in earnings per share for the three, six and twelve month periods ended June 30, 1997. During the first quarter of 1997, the Company recorded a pre-tax gain of $16.2 million from the sale of information services' healthcare operations. The net income impact from this transaction resulted in an increase of $9.2 million in net income and $.05 in earnings per share for the six and twelve month periods ended
June 30, 1997.

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

     Net income for the twelve month period of 1996 includes pre-tax gains of $34.2 million from the disposal of certain wireline properties to Citizens, termination fees of $29.8 million related to the refinancing of long-term debt completed in October 1995 and March 1996 and the $1.8 million loss incurred on the withdrawal of the Company's investment in GOCC. The net income impact from these transactions resulted in an increase of $1.8 million in net income and $.01 in earnings per share for the twelve month period ended June 30, 1996.

Income Taxes

     Income tax expense increased $65.7 million or 115 percent, $77.8 million or 72 percent and $28.8 million or 13 percent for the three, six and twelve month periods of 1997, respectively. The increases in income tax expense in all periods primarily reflect the tax-related impact of the various one-time, non-extraordinary items, as previously discussed. Income tax expense for the three month period of 1997 includes net additional tax expense of $62.7 million related to the gain on the sale of the WorldCom, Inc. stock, partially offset by the write-down of HWC to its fair value less cost to sell. In addition to including the tax effects of these two transactions, income tax expense for the six and twelve month periods of 1997 include additional tax expense of $7.0 million related to the gain on the sale of the healthcare operations. Income tax expense for the twelve month period of 1997 also reflects a net tax benefit of $47.6 million resulting from the third quarter 1996 write-downs of the wire and cable subsidiary, community banking operations and other assets primarily consisting of capitalized software development costs. Income tax expense for the six month period of 1996 includes a net tax benefit of $0.8 million resulting from the payment of termination fees related to a debt refinancing and a loss incurred on the withdrawal of an investment, partially offset by the gain on the sale of wireline properties in Nevada to Citizens. Income tax expense for the twelve month period of 1996 includes net tax expense of $0.8 million resulting from gains on the sale of wireline properties to Citizens, partially offset by the payment of termination fees related to two debt refinancings and a loss incurred on the withdrawal of the Company's investment in GOCC. Excluding the impact on tax expense of these transactions, income tax expense would have increased $3.0 million or 5 percent, $7.3 million or 7 percent and $7.5 million or 3 percent in the three, six and twelve month periods of 1997, respectively, consistent with the overall growth in the Company's earnings from continuing operations before one-time, non-extraordinary items.

Net Income Applicable to Common Shares

     Net income applicable to common shares increased $82.0 million or 89 percent, $99.7 million or 57 percent and $37.6 million or 11 percent for the three, six and twelve month periods of 1997, respectively. Primary earnings per common share increased 92 percent, 59 percent and 12 percent for the three, six and twelve month periods of 1997, respectively. Excluding the net income impact in each period of the one-time, non-extraordinary items detailed in the sections entitled "Provision to Reduce Carrying Value of Certain Assets" and "Gain on Disposal of Assets and Other", net income would have increased $5.6 million or 6 percent, $12.6 million or 7 percent and $26.4 million or 7 percent and primary earnings per share would have increased 8 percent, 9 percent and 9 percent in the three, six and twelve month periods ended June 30, 1997, respectively.

Average Common Shares Outstanding

     The average number of common shares outstanding decreased 2 percent in the three month period of 1997 and decreased 1 percent in both the six and twelve month periods of 1997. The decreases in all periods were primarily due to the Company's repurchase of its common stock on the open market, partially offset by shares issued in connection with the acquisition of a wireless property in Georgia and by shares issued under the Company's stock option plans.

Other Financial Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"). This pronouncement, effective for calendar year 1998 financial statements, establishes new standards for reporting and presenting comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change during an accounting period in the net assets of an entity that results from transactions and other economic events, except those changes resulting from additional capital investments by owners or distributions paid to owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 130 requires that comprehensive income be reported either in a separate financial statement, combined and included with the statement of income or included in a statement of changes in stockholders' equity. With either presentation, a total for comprehensive income must be reported. Currently, the only other comprehensive income item that applies to the Company is the unrealized holding gain on its investment in WorldCom, Inc. common stock. This unrealized holding gain, net of tax, is currently reported in the Company's consolidated balance sheets as a separate component of stockholders' equity. For the Company, comprehensive income will equal its reported consolidated net income plus the change in the unrealized holding gain balance from the previously reported period. Accordingly, the adoption of SFAS 130 will only require the Company to modify its presentation of information that is already separately disclosed in its consolidated financial statements.

     Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). This pronouncement, also effective for calendar year 1998 financial statements, establishes new standards for reporting and presenting segment information based on a management approach of identifying reportable segments. The management approach is based on the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. Additionally, an entity is required to report information about the revenues derived from its products and services, about the countries in which the entity earns revenues and holds assets, and about major customers. Finally, the standard requires an entity to report descriptive information about how its reportable segments were determined, the products and services provided by the segments, differences between the measurements used in reporting segment information and those used in the entity's consolidated financial statements, and changes in the measurement of segment amounts from period to period. The Company does not expect that the adoption of SFAS 131 will significantly change the number or designation of the reportable segments currently disclosed in its consolidated financial statements.

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company's ability to change its pricing for communications services; the possible future unavailability of SFAS 71 to the Company's wireline subsidiaries; continuing consolidation in certain industries, such as banking, served by the Company's information services business; and the risks associated with relatively large, multi-year contracts in the Company's information services business. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

                              ALLTEL CORPORATION
                                   FORM 10-Q
                          Part II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


        (a) See the exhibits specified on the Index of Exhibits located at Sequential Page 16.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ALLTEL CORPORATION
                                 (Registrant)



                              /s/ Dennis J. Ferra
                                  Dennis J. Ferra
                                  Senior Vice President and
                                    Chief Financial Officer
                                  August 13, 1997

                              ALLTEL CORPORATION
                                   FORM 10-Q

                               INDEX OF EXHIBITS


Form 10-Q                                                          Sequential
Exhibit No.     Description                                         Page No.


    (19)        Interim Report to Stockholders and                   17 - 24
                Notes to Consolidated Financial Statements for the periods ended June 30, 1997

    (27)        Financial Data Schedule                                 25
                for the six months ended June 30, 1997