Form 10-Q
period 1997-09-30
ALLTEL CORP
filed 1997-11-12
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4996

                               ALLTEL CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                34-0868285
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

One Allied Drive, Little Rock, Arkansas                         72202
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (501) 905-8000


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


Number of common shares outstanding as of September 30, 1997:

                                   185,339,884

The Exhibit Index is located at sequential page  15 .

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

         The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended September 30, 1997, a copy of which is attached hereto, are incorporated herein by reference:


         Consolidated Statements of Income - for the three, nine and twelve months ended September 30, 1997 and 1996.

         Consolidated Balance Sheets - September 30, 1997 and 1996 and
                 December 31, 1996.

         Consolidated Statements of Cash Flows - for the nine and twelve months ended September 30, 1997 and 1996.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's total capital structure was $4.1 billion at September 30, 1997, reflecting 56 percent common and preferred equity and 44 percent debt. This compares to a capital structure of $3.9 billion at December 31, 1996, reflecting 54 percent common and preferred equity and 46 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

    Cash provided by operations, which is the Company's primary source of liquidity, was $577.7 million and $807.1 million for the nine and twelve month periods of 1997, respectively, compared to $576.8 million and $767.0 million for the same periods of 1996. The increase in the twelve month period primarily reflects decreased working capital requirements and the timing of additional income tax payments related to gains realized from the sale of certain investments. Growth in the earnings of the Company, excluding the impact of certain non-cash, non-extraordinary charges further discussed below, also contributed to the increase in cash provided by operations for the twelve month period of 1997.

    Cash flows from investing activities for the nine and twelve month periods of 1997 include net proceeds of $200.6 million received from the sale of property, principally consisting of three non-strategic operations. In September 1997, the Company received cash proceeds of $48.7 million in connection with the sale of an investment in a software company. Additionally, in May 1997, the Company completed the sale of its wire and cable subsidiary, HWC Distribution Corp. ("HWC"), for approximately $45.0 million in cash; and in January 1997, the Company received cash proceeds of $104.9 million in connection with the sale of its healthcare operations. Cash from investing activities for the nine and twelve month periods of 1997 also include proceeds of $185.9 million related to the sale of a portion of the Company's investment in WorldCom, Inc. common stock. The proceeds from these asset sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

    In addition, cash flows from investing activities for the nine and twelve month periods of 1997 include a cash outlay of $146.5 million related to the acquisition of Personal Communications Services ("PCS") licensing rights. The Company participated in the Federal Communications Commission's ("FCC") "D" and "E" band PCS auctions, and in January 1997, the Company was awarded the PCS licensing rights for 73 markets in 12 states. The PCS licenses increase the size of the Company's potential wireless customer base to 34 million. Cash flows from investing activities for the nine and twelve month periods of 1997 also include a cash outlay of $40.4 million related to the acquisition of two wireless properties in Alabama and the purchase of an additional ownership interest in a Georgia wireless property.

    Capital expenditures for the nine and twelve month periods of 1997 were $369.1 million and $503.5 million, respectively, compared to $329.4 million and $443.1 million for the same periods of 1996. In each of the past two-year periods, the Company financed the majority of its capital expenditures through the internal generation of funds. During each of the past two-year periods, the Company's capital expenditures were incurred to continue to modernize and upgrade its telecommunications network, to invest in equipment to provide new telecommunications services and to expand into existing information services markets. Capital expenditures, including the construction of the PCS network, are forecast at $602.1 million for 1997, which are expected to be financed primarily from internally generated funds.

    Included in cash flows from financing activities are dividend payments and the repurchase by the Company of its common stock. Common and preferred dividend payments for the nine and twelve month periods of 1997 were $154.9 million and $204.4 million, respectively, compared to $148.6 million and $194.3 million for the same periods of 1996. The increases in dividend payments in the 1997 periods primarily reflect the October 1996 action of the Board of Directors to increase the quarterly common stock dividend rate from $.26 per share to $.275 per share. On October 21, 1996, the Company announced its plans to repurchase up to 3.5 million shares of its common stock. On
April 24, 1997, the Company announced expansion of its share repurchase program to include an additional 3.5 million shares, for a total of 7.0 million shares. Through September 30, 1997, the Company had repurchased 5.3 million shares at a total cost of $168.3 million. Of this total, $92.7 million was expended during the first nine months of 1997. The stock repurchase program expires at the end of 1997.

    The Company has a $750 million revolving credit agreement. Borrowings outstanding under this agreement at September 30, 1997 were $120.3 million, compared to $83.7 million that were outstanding at December 31, 1996. There were no borrowings outstanding under this agreement at September 30, 1996.
The weighted average interest rate on borrowings outstanding under this agreement at September 30, 1997, was 6.6 percent. Borrowings under this agreement in 1997 were incurred primarily to fund the stock repurchase program, to acquire the PCS licensing rights and to fund general corporate requirements. As previously noted, the proceeds from the sales of the wire and cable and healthcare operations and from the sale of investments in a software company and WorldCom, Inc. common stock were used primarily to reduce borrowings under the revolving credit agreement. The net increase in revolving credit agreement borrowings from December 31, 1996, represent all of the long-term debt issued in the nine month period ended September 30, 1997, while the net increase in revolving credit agreement borrowings from September 30, 1996, represent substantially all of the long-term debt issued in the twelve month period ended September 30, 1997. Scheduled long-term debt retirements amounted to $24.9 million and $42.5 million for the nine and twelve month periods of 1997, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

    Revenues and sales increased $6.3 million or 1 percent, $28.8 million or 1 percent and $61.3 million or 2 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Operating income increased $134.9 million or 242 percent, $136.2 million or 33 percent and $142.6 million or 24 percent for the three, nine and twelve month periods of 1997, respectively. Growth in revenues and sales in all periods of 1997 was impacted by the sales of HWC and information services' healthcare operations. Operating results for the nine and twelve month periods of 1997 were also impacted by the sale of certain wireline properties to Citizens Utilities Company ("Citizens") completed during the first quarter of 1996 and the fourth quarter of 1995.
In addition, operating income for all periods of 1996 included nonrecurring charges to writedown the carrying value of certain assets, as further discussed below. Adjusted to exclude these asset dispositions and write-downs, revenues and sales would have increased $74.0 million or 10 percent, $190.5 million or 9 percent and $247.4 million or 9 percent and operating income would have increased $17.6 million or 10 percent, $35.8 million or 7 percent and $54.4 million or 8 percent for the three, nine and twelve months ended September 30, 1997, respectively.

    Net income increased $103.2 million or 548 percent, $202.9 million or 104 percent and $207.2 million or 72 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Primary earnings per common share increased 550 percent, 107 percent and 75 percent for the three, nine and twelve month periods of 1997, respectively. In addition to the sales of HWC, the healthcare operations and certain wireline properties, reported net income and primary earnings per share were impacted by several non-extraordinary, nonrecurring items. Excluding the impact in each period of the asset dispositions and the non-extraordinary, nonrecurring items discussed below, net income would have increased $9.7 million or 11 percent, $22.2 million or 8 percent and $37.1 million or 11 percent and primary earnings per share would have increased 13 percent, 10 percent and 12 percent in the three, nine and twelve month periods ended September 30, 1997, respectively.

Net income and primary earnings per share adjusted for the asset dispositions and the nonrecurring, non-extraordinary items are summarized in the following table:

(Dollars in thousands, except per share amounts)
------------------------------------------------
                                                 Three Months                  Nine Months              Twelve Months
                                                     Ended                        Ended                     Ended
                                                 ------------                  -----------              -------------
                                               1997         1996            1997         1996         1997         1996
                                               ----         ----            ----         ----         ----         ----
Net income, as reported                    $122,064      $18,824        $397,662     $194,805     $494,594     $287,382
Disposition of healthcare, wire
  and cable and wireline operations               -       (1,698)           (838)      (2,541)      (4,981)     (13,926)
Nonrecurring items, net of tax:
  Provision to reduce carrying
    value of certain assets                       -       72,716          11,744       72,716       11,744       72,716
  Gain on disposal of assets                (22,569)           -        (119,895)      (8,465)    (119,895)     (20,651)
  Termination fees on early
    retirement of long-term debt                  -            -               -        9,946            -       18,890
                                           --------      -------        --------     --------     --------     --------
Net income, as adjusted                    $ 99,495      $89,842        $288,673     $266,461     $381,462     $344,411
                                           ========      =======        ========     ========     ========     ========

Earnings per share, as reported                $.65         $.10           $2.11        $1.02        $2.62        $1.50
Disposition of healthcare, wire
  and cable and wireline operations               -         (.01)           (.01)        (.02)        (.03)        (.07)
Nonrecurring items:
  Provision to reduce carrying
    value of certain assets                       -          .38             .06          .38          .06          .38
  Gain on disposal of assets                   (.12)           -            (.63)        (.04)        (.63)        (.11)
  Termination fees on early
    retirement of long-term debt                  -            -               -          .05            -          .10
                                               ----         ----           -----        -----        -----        -----
Earnings per share, as adjusted                $.53         $.47           $1.53        $1.39        $2.02        $1.80
                                               ====         ====           =====        =====        =====        =====

The net income and earnings per share impact of the asset dispositions and the non-extraordinary, nonrecurring items has been presented as supplemental information only. The following narrative provides a description of each of the nonrecurring items reflected in the above table, and are discussed in reference to the caption in the consolidated statements of income in which the nonrecurring items are reported.

Provision to Reduce Carrying Value of Certain Assets

    During the second quarter of 1997, the Company recorded a pretax write-down of $16.9 million to reflect the fair value less cost to sell its wire and cable subsidiary, HWC. The net income impact of this write-down resulted in a decrease in net income of $11.7 million or $.06 per share.

    During the third quarter of 1996, the Company incurred non-cash, pretax charges of $120.3 million to writedown the carrying value of certain assets consisting of the following: In accordance with the Company's plan to dispose of its wire and cable subsidiary, the Company recorded a pretax write-down of goodwill in the amount of $45.3 million. In addition, information services recorded a pretax write-down of $53.0 million in the carrying value of certain assets, primarily consisting of capitalized software development costs. The write-down of software resulted from performing a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies. Information services also recorded a pretax write-down of $22.0 million to adjust the carrying value of its community banking operations to their estimated fair value based upon projections of future cash flows. The net income impact of these write-downs resulted in a decrease in net income of $72.7 million or $.38 per share.

Gain on Disposal of Assets and Other

    During the third quarter of 1997, the Company recorded a pretax gain of $34.4 million primarily related to the sale of its investment in a software company. This gain resulted in an increase of $22.6 million in net income and $.12 in earnings per share. In the second quarter of 1997, the Company recorded a pretax gain of $156.0 million from the sale of a portion of its investment in WorldCom, Inc. common stock. This transaction resulted in an increase of $88.1 million in net income and $.46 in earnings per share.
During the first quarter of 1997, the Company recorded a pretax gain of $16.2 million from the sale of information services' healthcare operations. The net income impact from this transaction resulted in an increase of $9.2 million in net income and $.05 in earnings per share.

    During the first quarter of 1996, the Company recorded a pretax gain of $15.3 million from the sale of wireline properties in Nevada to Citizens. The Company also realized a loss of $1.8 million related to the withdrawal of its investment in GO Communications Corporation ("GOCC"). The net income impact from these transactions resulted in a net increase of $8.5 million in net income and $.04 in earnings per share. The Company also incurred $15.8 million of termination fees related to the early retirement of $200 million of long-term debt completed in March 1996. The payment of termination fees resulted in a decrease of $9.9 million in net income and $.05 in earnings per share.

    The twelve month period ended September 30, 1996, included pretax gains totaling $34.2 million from the disposal of wireline properties in Arizona, California, New Mexico, Tennessee and Utah to Citizens, partially offset by the $1.8 million loss incurred on the withdrawal of the Company's investment in GOCC. The net income impact from these transactions resulted in a net increase of $20.7 million in net income and $.11 in earnings per share. In addition, the Company incurred termination fees totaling $29.8 million related to the refinancing of long-term debt completed in October 1995 and March 1996. The payment of termination fees resulted in a decrease of $18.9 million in net income and $.10 in earnings per share.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Wireline Operations

    Wireline revenues and sales increased $28.2 million or 10 percent, $61.1 million or 7 percent and $62.3 million or 5 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Wireline operating income increased $12.5 million or 13 percent and $19.1 million or 6 percent and $12.6 million or 3 percent for the three, nine and twelve month periods of 1997, respectively. Excluding the impact of the sale of properties to Citizens, wireline's revenues and sales would have increased $66.0 million or 8 percent and $82.8 million or 7 percent and operating income would have increased $21.2 million or 7 percent and $22.2 million or 5 percent for the nine and twelve month periods ended September 30, 1997, respectively.

    Local service revenues increased $9.8 million or 9 percent, $29.2 million or 9 percent and $41.3 million or 10 percent in the three, nine and twelve month periods ended September 30, 1997, respectively. Customer access lines increased more than 5 percent during the past twelve month period, reflecting increased sales of residential and second access lines. Growth in custom calling and other special feature revenues also contributed to the increase in local service revenues in all periods. In addition, local service revenues also increased by $7.3 million and $10.4 million in the nine and twelve months of 1997, respectively, due to the expansion of local calling areas in North Carolina and Georgia, which reclassified certain revenues from network access and long-distance revenues to local service revenues. The increases in local service revenues for the nine and twelve month periods resulting from growth in customer access lines, growth in custom calling and other special feature revenues and expansion of local calling areas were partially offset by the sale of properties to Citizens, which reduced local service revenues $1.3 million and and $4.6 million for the nine and twelve month periods ended
September 30, 1997, respectively.

    Network access and long-distance revenues increased $15.9 million or 11 percent, $24.6 million or 5 percent and $13.0 million or 2 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. The increases in all periods primarily reflect growth in the Company's long-distance operations, which began serving customers during the second quarter of 1996. The long-distance operations, which currently serve nearly 263,000 customers, generated growth in operating revenues of $8.0 million, $20.9 million and $26.0 million during the three, nine and twelve month periods ended September 30, 1997, respectively, as compared to the corresponding periods of 1996. Higher volumes of access usage also contributed to the growth in revenues in all periods of 1997. For the nine and twelve month periods of 1997, the growth in revenues attributable to the long-distance operations and additional access usage was partially offset by the sale of properties to Citizens, which reduced revenues by $2.8 million and $13.3 million, respectively. For the nine and twelve month periods of 1997, growth in network access and long-distance revenues was also impacted by the reclassification of certain revenues to local service, as previously discussed.

    On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that the Company's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. On November 6, 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by conducting a rate proceeding after the Company's election of alternative regulation. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and on July 3, 1997, the Georgia Court of Appeals reversed the Superior Court's decision. On
July 16, 1997, the Georgia Court of Appeals denied the Company's request to reconsider its decision. On August 5, 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Georgia Court of Appeals' decision be reversed. The Georgia Supreme Court has not yet ruled on this petition. The Company has not implemented any revenue reductions or established any reserves for refund related to this matter.

    Miscellaneous revenues increased $2.5 million or 7 percent, $7.2 million or 7 percent and $8.0 million or 6 percent for the three, nine and twelve month periods of 1997, respectively. The increases in all periods primarily reflect growth in directory advertising revenues, direct sales of wireline equipment, rental revenues, and sales of wireline equipment protection plans. The growth in miscellaneous revenues for the nine and twelve month periods of 1997 was partially offset by the sale of properties to Citizens, which reduced revenues by $0.8 million and $2.6 million in the nine and twelve month periods, respectively.

    Total wireline operating expenses increased $15.8 million or 8 percent, $42.0 million or 7 percent and $49.7 million or 7 percent for the three, nine and twelve months ended September 30, 1997, respectively. Excluding the impact of the sale of properties to Citizens, wireline's operating expenses would have increased $44.8 million and $60.6 million or 8 percent for the nine and twelve month periods of 1997, respectively. The long-distance operations accounted for $6.7 million, $17.2 million and $22.1 million of the increases in operating expenses for the three, nine and twelve month periods of 1997, respectively. Operating expenses for all periods of 1997 also reflect increases in depreciation and network-related expenses, increased data processing charges and additional costs incurred as a result of the Company consolidating its customer service operations. Until the new regional customer service centers become fully operational and replace all existing customer call centers later this year, the Company will continue to incur some duplicate costs in operating both the existing and new facilities.

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

    In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs"), and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. On July 18, 1997, the U.S. Eighth Circuit Court of Appeals issued its decision and vacated the FCC's pricing rules including the "pick and choose" provisions, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communication services. In responding to petitions for rehearing of its earlier decision, the U.S. Eighth Circuit Court of Appeals ruled on October 14, 1997, that ILECs are not required by the 96 Act to recombine network elements that are purchased by requesting carriers on an unbundled basis. The FCC is evaluating whether it will appeal this decision to the U.S. Supreme Court.

    On May 7, 1997, the FCC issued regulations relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since the Company's wireline subsidiaries are all rate-of-return regulated companies, the access charge regulations, with few exceptions, are not applicable. The FCC has indicated that a further notice of proposed rulemaking will be issued later this year to address access charge reform for rate-of-return companies. Based upon its review of the FCC's regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for the Company's wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy is scheduled to change from being based on actual costs to being based on a proxy model. Since the FCC has not yet defined the structure or content of any such proxy model, the impact of this change, if any, in the universal service funding for the Company's wireline subsidiaries cannot be determined at this time. The impact of the FCC's universal service order on the Company's other telecommunications operations is still being evaluated. Petitions for reconsideration of various aspects of both the universal service and access charge reform orders are pending at the FCC. In addition, petitions to review these orders have also been filed with various federal courts of appeal.

    Because resolution of the regulatory matters discussed above that are currently under FCC and/or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, the Company cannot predict at this time the specific effects that the 96 Act and future competition will have on its wireline subsidiaries. However, the Company is intent on taking advantage of the various opportunities that competition should provide.

Wireless Operations

    Wireless revenues and sales reflect increases of $15.5 million or 13 percent, $50.3 million or 14 percent and $72.8 million or 16 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Operating income increased $5.9 million or 14 percent, $18.2 million or 16 percent and $25.5 million or 18 percent for the three, nine and twelve month periods of 1997, respectively. During the twelve month period ended September 30, 1997, customer growth remained strong as the number of wireless customers grew to 921,103 from 738,040, an increase of 183,063 customers or 25 percent. The acquisition of two wireless properties in Alabama, completed in February 1997, added approximately 22,000 customers, and accounted for a 3 percent increase in customers.

    Wireless revenues and sales increased in all periods primarily as a result of the significant growth in its customer base and the acquisition of two wireless properties in Alabama. Growth in revenues and sales for all periods was also favorably impacted by a reduction in uncollectible revenues, reflecting decreased write-offs from bad debts. Partially offsetting the increases in revenues and sales resulting from customer growth, acquisitions and lower uncollectible revenues were declines in the average monthly revenue per subscriber. Average monthly revenue per subscriber was $51, $52 and $53 for the three, nine and twelve months ended September 30, 1997, compared to $60 for each of the same three periods in 1996. The declines in average monthly revenue per subscriber primarily reflect the migration of existing customers to lower rate plans, reductions in roaming revenue rates and the industry-wide trend of continued penetration into lower-usage market segments. As a result of increased current and expected future competition in its service areas, the Company has increased its offering of monthly service plans which have lower base access rates and include more packaged airtime minutes. Migration of existing customers to the newly offered rate plans is expected to continue throughout the remainder of 1997, and accordingly, this trend could continue to impact future revenue growth.

    The growth in operating income for all periods of 1997 primarily reflects the increases in revenues and sales, previously noted. The increases in operating income attributable to growth in revenues and sales were partially offset by higher expenses for selling and advertising, depreciation and other operating expenses. In addition, operating income for all periods was favorably impacted by a reduction in losses incurred from fraud and bad debts. During the third quarter of 1996, the Company implemented new technologies to control fraud and enhanced its credit and collection procedures. For each of the past four consecutive calendar quarters, the Company has experienced a decline in losses sustained from fraud and bad debts.

Information Services

     Information services' revenues and sales decreased slightly in the three month period and increased $4.4 million and $7.1 million or 1 percent for the nine and twelve month periods ended September 30, 1997, respectively. Growth in revenues and sales for all periods of 1997 was impacted by the sale of the healthcare operations completed in January 1997. Excluding the sold healthcare operations, information services' revenues and sales would have increased
$29.4 million or 14 percent, $80.6 million or 13 percent and $86.9 million or 10 percent in the three, nine and twelve month periods of 1997, respectively.

    Excluding the impact of the sale of the healthcare operations, revenues and sales increased in all periods primarily due to growth in the financial services and telecommunications outsourcing business, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. Additional software maintenance and service revenues also contributed to the increase in revenues and sales for all periods. The increases in revenues and sales in all periods were partially offset by a reduction in revenues earned on an outsourcing agreement accounted for under the percentage-of-completion method, lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market, and by a reduction in revenues collected for early termination of facilities management contracts. The domestic financial services industry continues to experience consolidation due to mergers.

    Operating income increased $76.4 million or 185 percent, $80.8 million or 341 percent and $83.2 million or 129 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Operating income for all three periods of 1996 include the impact of the $75.0 million write-down in the carrying value of software and certain other assets recorded during the third quarter of 1996, as previously discussed. Excluding the impact of these write-downs and the sold healthcare operations, operating income would have increased $2.6 million or 8 percent, $2.2 million or 2 percent and $8.4 million or 6 percent for the three, nine and twelve months ended September 30, 1997, respectively. Operating income for all periods of 1997 reflect the growth in revenues and sales noted above, as well as, improved profit margins realized from the international financial services business. Operating income for the nine month period of 1997 also increased due to the sale of the healthcare business, as these operations had incurred operating losses during the corresponding period of 1996. Growth in operating income for all periods of 1997 was adversely impacted by start-up and product development costs associated with several new business initiatives designed to expand the Company's service offerings into existing markets. Included in these initiatives are the Enterprise Network Services, Professional Services and Call Center business units. Additionally, growth in operating income in all periods of 1997 was adversely impacted by the loss of higher-margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts, and an increase in operating costs corresponding with the growth in revenues and sales.

Product Distribution Operations

    Product distribution's revenues and sales reflect decreases of $31.9 million or 29 percent, $70.4 million or 20 percent and $65.7 million or 15 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Operating income decreased $2.8 million or 47 percent, $7.3 million or 38 percent and $8.1 million or 33 percent for the three, nine and twelve month periods of 1997, respectively.

    The decreases in revenues and sales for all periods of 1997 primarily reflect the sale of HWC completed in May, which resulted in decreases in sales of electrical wire and cable products of $38.0 million, $80.5 million and $85.9 million for the three, nine and twelve month periods of 1997, respectively. Sales of telecommunications and data products increased
$6.1 million, $10.1 million and $20.2 million for the three, nine and twelve month periods of 1997, respectively, primarily reflecting increased retail sales of these products at the Company's counter showrooms. Additional sales to non-affiliated customers also contributed to the growth in the sales of telecommunications and data products for the three and nine month periods of 1997.

    Operating income decreased in all periods primarily due to the decreases in revenues and sales noted above. Operating income for all periods of 1997 has also been adversely impacted by lower gross profit margins realized on the sale of telecommunications and data products reflecting the effects of increased competition and a reduction in product cost rebates received from vendors. In addition, increased selling expenses also impacted operating income growth in all periods of 1997.

Other Operations

    Other operations revenues and sales decreased $5.3 million or 15 percent, $16.5 million or 15 percent and $15.2 million or 11 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Operating income decreased $0.4 million and $1.2 million or 15 percent for the three and nine month periods of 1997, respectively. Operating income increased
$0.9 million or 10 percent for the twelve month period of 1997.

    Revenues and sales for other operations decreased in all periods primarily due to a decrease in directory publishing revenues attributable to a reduction in the number of directories published. Compared to the corresponding periods of 1996, seventeen, thirty-six and thirty-three fewer directories were published in the three, nine and twelve month periods ended September 30, 1997, respectively.

    The decreases in operating income for the three and nine month periods of 1997 primarily reflect the decrease in directory publishing revenues. The increase in operating income for the twelve month period of 1997 reflects a reduction in directory publishing expenses resulting from the elimination of certain amounts paid to GTE Directories Corporation. The Company's publishing subsidiary had contracted with GTE Directories Corporation to receive directory advertising sales support, printing and other services. Beginning in the second quarter of 1996, these sales and service functions were performed at a lower cost internally by the Company's publishing subsidiary. Operating income for the twelve month period also reflects lower expenses for advertising, market research and new product development.

Corporate Expenses

    Corporate expenses decreased $43.3 million or 83 percent, $26.8 million or 42 percent and $28.5 million or 40 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. Corporate expenses for the nine and twelve month periods of 1997 include the $16.9 million write-down to reflect the fair value less cost to sell the HWC operations recorded in the second quarter of 1997, and corporate expenses for the three, nine and twelve month periods of 1996 include the $45.3 million write-down in the carrying value of goodwill related to HWC recorded in the third quarter of 1996. Excluding the impact of these write-downs in each period, corporate expenses would have increased $2.0 million or 29 percent and $1.7 million or 9 percent in the three and nine month periods of 1997, respectively, and would have decreased slightly in the twelve month period of 1997. Net of the write-downs, the increases in corporate expenses for the three and nine month periods primarily reflect an increase in employee benefit costs, partially offset by a reduction in amortization of excess cost resulting from the write-down in the carrying value of HWC's goodwill.

Interest Expense

    Interest expense increased slightly in the three month period of 1997 and decreased $1.9 million and $2.6 million or 2 percent for the nine and twelve month periods of 1997, respectively. The decreases in interest expense in the nine and twelve month periods reflect the issuance of $300 million of 7.0 percent debentures in March 1996 to retire $200 million of 9.5 percent debentures and to reduce borrowings under the Company's revolving credit agreement. The decreases in interest expense in the nine and twelve month periods resulting from the debt refinancing were partially offset by increases in both the amount of borrowings outstanding and average borrowing rates applicable to the Company's revolving credit agreement.

Income Taxes

    Income tax expense increased $66.3 million or more than 1000 percent, $144.0 million or 126 percent and $140.8 million or 81 percent for the three, nine and twelve month periods ended September 30, 1997, respectively. The increases in income tax expense in all periods primarily reflect the tax-related impact of the various nonrecurring, non-extraordinary items previously discussed. Income tax expense for the three month period of 1997 includes net additional tax expense of $11.8 million resulting from the gain primarily related to the sale of the Company's investment in a software company. Income tax expense for the nine and twelve month periods of 1997 also include additional tax expense of $69.8 million related to the gains on the sale of WorldCom, Inc. stock and the healthcare operations, partially offset by the write-down of HWC. Income tax expense for all periods of 1996 primarily included a net tax benefit of $47.6 million resulting from the third quarter 1996 write-downs of the wire and cable subsidiary, community banking operations and other assets primarily consisting of capitalized software development costs. Excluding the impact on tax expense of all nonrecurring items, income tax expense would have increased $6.9 million or 13 percent, $14.1 million or 9 percent and $12.5 million or 6 percent in the three, nine and twelve month periods of 1997, respectively, consistent with the overall growth in the Company's earnings from continuing operations before nonrecurring, non-extraordinary items.

Average Common Shares Outstanding

    The average number of common shares outstanding decreased 2 percent in both the three and nine month periods of 1997 and decreased 1 percent in the twelve month period ended September 30, 1997. The decreases in all periods were primarily due to the Company's repurchase of its common stock on the open market, partially offset by additional shares issued in connection with the acquisition of a wireless property in Georgia and by additional shares issued under the Company's stock option plans.

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



                               ALLTEL CORPORATION
                                  (Registrant)



                               /s/ Dennis J. Ferra
                                   Dennis J. Ferra
                                   Senior Vice President and
                                     Chief Financial Officer
                                   November 12, 1997

                               ALLTEL CORPORATION

                                   FORM 10-Q

                               INDEX OF EXHIBITS



Form 10-Q                                                           Sequential
Exhibit No.          Description                                      Page No.

    (19)             Interim Report to Stockholders and                16 - 23
                     Notes to Consolidated Financial Statements for the periods ended September 30, 1997

    (27)             Financial Data Schedule                              24
                     for the nine months ended September 30, 1997