Form 10-K405
period 1997-12-31
ALLTEL CORP
filed 1998-02-11
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                       or
(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from________to________

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

    Aggregate market value of voting stock held by non-affiliates as of
January 31, 1998 -        $7,863,187,862

    Common shares outstanding, January 31, 1998 -      183,934,219

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated Into
Portions of the annual report to stockholders
  for the year ended December 31, 1997                      Parts I, II and IV
Proxy statement for the 1998 Annual Meeting
  of stockholders                                           Part III
The Exhibit Index is located on pages 23 to 27.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                                   THE COMPANY

GENERAL

ALLTEL Corporation ("ALLTEL" or the "Company") is a customer-focused information technology company that provides wireline and wireless communications and information services. The Company owns subsidiaries that provide wireline local, long-distance, network access and internet services, wireless communications, wide-area paging service and information processing management services and advanced applications software. Telecommunications products are warehoused and sold by the Company's distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies.

FORWARD LOOKING STATEMENTS

This Form 10-K and future filings by the Company on Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, Year 2000 compliance and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1.  Business
                             THE COMPANY (continued)

ACQUISITIONS

In October 1997, the Company acquired Georgia Telephone Corporation, which served more than 6,700 customer lines in southwest Georgia. The customer lines acquired are in areas adjacent to the Company's wireline exchanges in Georgia and are located within the Company's current wireless service area.

During 1997, ALLTEL Mobile Communications, Inc. ("ALLTEL Mobile") increased its ownership to 100 percent in two Alabama Rural Service Areas ("RSAs"), representing approximately 260,000 cellular "pops" or potential customers. In addition, ALLTEL Mobile increased its ownership interest to 100 percent in the Savannah, Georgia MSA, representing approximately 280,000 cellular "pops".

In 1996, ALLTEL Mobile increased its ownership interest in one North Carolina RSA and purchased an interest in one Florida RSA.

During 1995, ALLTEL Mobile entered into a joint venture with BellSouth Mobility, Inc. involving cellular properties in five states. As a result of this joint venture, ALLTEL Mobile owns a 53.5 percent interest in the Columbia and Florence, South Carolina market, an 11.1 percent interest in the Greensboro, North Carolina Metropolitan Statistical Area ("MSA"), an
11.1 percent interest in a North Carolina RSA, and no longer owns a majority interest in the Jackson, Mississippi market. In addition during 1995, ALLTEL Mobile completed an exchange of certain assets in a West Virginia RSA and an Oklahoma RSA for certain assets in a Georgia RSA and a North Carolina RSA owned by United States Cellular Corp. ("U.S. Cellular"). The acquired properties are contiguous to ALLTEL Mobile's Albany, Georgia and Charlotte, North Carolina markets. In January 1995, ALLTEL Mobile purchased U.S. Cellular's 20 percent interest in the Fort Smith, Arkansas MSA, thereby increasing ALLTEL Mobile's ownership interest in the Fort Smith MSA to 100 percent.

In May 1995, ALLTEL Information Services, Inc. ("ALLTEL Information Services") acquired Vertex Business Systems, Inc. ("Vertex"), a provider of international banking software products and services. Vertex, headquartered in New York, has clients located in Europe, Asia and the United States.

In November 1994, the Company completed its acquisition of Medical Data Technology, Inc. ("MDT"). MDT provided information processing services to 14 hospitals in the northeastern United States. In October 1993, the Company completed its acquisition of TDS Healthcare Systems Corporation ("TDS"). TDS provided comprehensive patient care and healthcare enterprise information systems to more than 200 hospitals in the United States, Canada and Europe. As further discussed below, the Company sold its healthcare information services business in January 1997.

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

DISPOSITIONS

In May 1997, the Company sold its wire and cable subsidiary, HWC Distribution Corp. ("HWC") to Code, Hennessy & Simmons, Inc., an investment firm, for approximately $45 million in cash. HWC was one of two companies that comprised ALLTEL's product distribution operations.

In January 1997, the Company sold the healthcare portion of its information services business to Integrated Healthcare Solutions, Inc. for approximately $154 million consisting of cash and a continuing preferred stock interest. The preferred stock is convertible into common stock representing a 15 percent interest in a new privately held company, Ecilpsys Corporation.

In November 1994, the Company signed definitive agreements to sell certain wireline properties serving approximately 117,000 access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia to Citizens Utilities Company ("Citizens") in exchange for approximately $250 million in cash, assumed debt and a wireline property serving 3,600 access lines in Pennsylvania. The sale of all properties except for those in Nevada was completed during 1995, and the sale of the Nevada properties was completed in March 1996.

In 1995, as part of its agreement to sell certain telephone properties, the Company also completed the sale of certain of its cable television properties to Citizens. These cable television properties served approximately 6,800 customers in Arizona, California, New Mexico and Utah. The Company also completed in 1995 the sale of its cable television properties in Texas which served approximately 7,200 customers. Upon completion of these property sales, the Company provides cable television service to approximately 3,600 customers, primarily to residents of Bolivar and Stockton, Missouri. These remaining cable television properties are not significant to the ongoing operations of the Company.

In 1995, ALLTEL Information Services sold all of the assets related to its check processing operations, including substantially all of the customer contracts.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business

                             THE COMPANY (continued)

MANAGEMENT

The Company's staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, insurance, and technical research. They also coordinate the financing program for the entire corporation.

EMPLOYEES

At December 31, 1997, the Company had 16,393 employees. Some of the employees of the Company's wireline subsidiaries are part of collective bargaining units. The Company maintains good relations with all employee groups.

INDUSTRY SEGMENTS

Financial information about industry segments is included in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference.


                             COMMUNICATIONS SERVICES

During the past three years, the Company has undertaken several strategic initiatives designed to strengthen its communications business and to focus its operations geographically in markets located in the southeastern portion of the United States and the Great Lakes. Included in these initiatives were the disposal of smaller wireline operations completed in 1995 and 1996, expansion of the Company's service offerings to include long-distance and internet services begun in 1996, the acquisition of Personal Communications Services ("PCS") licensing rights in 1997, and the convergence of the Company's wireline and wireless businesses also completed in 1997. With convergence, the Company combined its wireline and wireless businesses into a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services including local wireline, long-distance, wireless, paging and internet services. Additionally, the Company has added wireline products to its wireless retail stores and has combined its wireline and wireless call centers to better serve customers.

ALLTEL participated in the Federal Communications Commission's ("FCC") "D" and "E" band PCS auctions, and in January 1997, the Company was awarded the PCS licensing rights for 73 markets in 12 states. The PCS licenses acquired are in markets which overlap the Company's existing wireline and wireless service areas. In fact, the PCS licenses acquired increase the overlap of the Company's system-wide wireline and wireless service areas within its southern markets to 97 percent. In addition, the PCS licenses acquired increase the size of the Company's potential wireless customer base to 34 million. The Company expects to begin offering PCS in select markets during 1998.

In 1997, ALLTEL also constructed network facilities to provide communications services in select areas within its geographically focused markets that are located outside its traditional franchised service areas. To date, these local competitive access service offerings have been marketed to business customers. In 1998, the Company will expand its offering of these services to include residential customers.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part I

Item 1. Business
                              WIRELINE OPERATIONS

LOCAL SERVICE

General

The Company's wireline subsidiaries provide local service to more than 1,789,000 customer lines through 576 exchanges in 14 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services.

Regulation

Historically, the Company's wireline subsidiaries have provided local telephone service under franchises granted by state regulatory commissions and have been subject to regulation by those regulatory commissions. These regulatory commissions have had primary jurisdiction over various matters including local and intrastate toll rates, quality of service, the issuance of securities, depreciation rates, the disposition of public utility property, the issuance of debt, and the accounting systems used by those subsidiaries. The FCC has historically had primary jurisdiction over the interstate toll and access rates of these companies and issues related to interstate telephone service.

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

In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs"), and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. On July 18, 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") issued its decision and vacated the FCC's pricing rules including the "pick and choose" provisions, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communication services. In responding to petitions for rehearing of its earlier decision, the Eighth Circuit Court ruled on October 14, 1997, that ILECs are not required by the 96 Act to recombine network elements

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                         WIRELINE OPERATIONS (continued)

LOCAL SERVICE (continued)

Regulation (continued)

that are purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court to review two interconnection decisions of the Eighth Circuit Court. On January 26, 1998, the U.S. Supreme Court announced that it will review these two decisions later in 1998.

On May 7, 1997, the FCC issued regulations relating to access charge reform and universal service. The access charge reform regulations are discussed on page 7 within the section entitled "Network Access Services-Regulation". Based upon ALLTEL's review of the FCC's regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for the Company's wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy is scheduled to change from being based on actual costs to being based on a proxy model. Since the FCC has not yet defined the structure or content of any proxy model, the impact of this change, if any, in the universal service funding for the Company's wireline subsidiaries cannot be determined at this time. The Company's wireline subsidiaries received approximately $48 million from the current federal universal service fund in 1997. The impact of the FCC's universal service order on ALLTEL's other telecommunications operations is still being evaluated. Petitions for reconsideration of various aspects of both the universal service and access charge reform orders are pending at the FCC. In addition, petitions to review these orders have also been filed with various federal courts of appeal.

Because resolution of the regulatory matters discussed above that are currently under FCC and/or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, the Company cannot predict at this time the specific effects that the 96 Act will have on its wireline subsidiaries.

Periodically, the Company's wireline subsidiaries receive requests from wireless communications providers for renegotiation of existing transport and termination agreements. The Company's wireline subsidiaries, as requested, renegotiate the appropriate terms and conditions in compliance with the 96 Act. The Company's wireline subsidiaries also receive requests for transport and termination services from competitive local exchange carriers ("CLECs"); however, none of these requests have related to direct competition with the Company's wireline subsidiaries.

On December 24, 1996, the FCC issued its order implementing the accounting safeguards requirements of the 96 Act. These safeguards are designed to ensure that subscribers of regulated non-competitive telecommunications services do not subsidize incumbent local exchange carriers' provision of competitive services. As part of this order, the FCC adopted certain modifications to its affiliated transactions rules to provide greater protection against such subsidization. These rules did not have a material impact on the operations of the Company's wireline subsidiaries in 1997.

ALLTEL Oklahoma, Inc. applied for and was granted an across-the-board $2.00 local rate increase in 1997; otherwise, there were no local rate increases requested by any of the Company's wireline subsidiaries in 1997, nor are there any rate requests currently pending before regulatory commissions. During 1997, wireline operations were affected by certain regulatory commission orders designed to reduce earnings levels. These orders did not materially affect the results of operations of the Company's wireline subsidiaries.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                         WIRELINE OPERATIONS (continued)

LOCAL SERVICE (continued)

Regulation (continued)

Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. On February 4, 1997, Arkansas enacted the Telecommunications Regulatory Reform Act of 1997, that, among other matters, authorizes telecommunications carriers in Arkansas to elect to be regulated under forms of regulation that substantially reduce regulatory oversight, establishes a universal service fund to compensate incumbent local exchange carriers for, among other matters, reductions in federal universal service support funds, and allows the local exchange company pricing flexibility. The Company has elected to be regulated under alternative regulation in Arkansas for its subsidiary, ALLTEL Arkansas, Inc. The Company has also elected alternative regulation for its Georgia subsidiaries, Sugar Land Telephone Company in Texas, ALLTEL Alabama, Inc., and has an Alternative Regulation application pending in North Carolina. In March 1997, the Alternative Regulation Plan in place for the Western Reserve Telephone Company expired. As a result, the Western Reserve Telephone Company reverted to rate base rate-of-return regulation. The Company continues to evaluate alternative regulation for its other wireline subsidiaries.

The Company's competitive local exchange subsidiary, ALLTEL Communications, Inc., ("ALLTEL Communications") has received approval to provide local exchange service in the states of Arkansas, Florida and North Carolina. ALLTEL Communications has negotiated interconnection agreements with the appropriate incumbent local exchange carriers in each of these states, and is installing state-of-the-art networks that will enable it to provide services on both a facilities-based and resale basis. The Company anticipates filing applications to provide service in other states in the near future. ALLTEL Communications will provide local services in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and internet services.

Competition

Historically, the Company's wireline subsidiaries have not experienced significant competition in the service areas allocated to them by the state regulatory commissions. As a result of the passage of the 96 Act, the Company's local wireline subsidiaries may experience increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, interexchange carriers, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, competitive access providers and other systems capable of completely or partially bypassing the local telephone facilities. The Company cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. The Company is currently addressing potential competition by focusing on improved customer satisfaction, reducing its costs, increasing efficiency, restructuring rates, offering new products, and examining new markets for entry. To date, there has been no measurable effect on the Company's wireline subsidiaries due to competition.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                         WIRELINE OPERATIONS (continued)

LONG-DISTANCE SERVICES

General

The Company began offering long-distance telecommunications services during 1996. Long-distance services are provided on a resale basis by the Company's subsidiary, ALLTEL Communications. ALLTEL Communications provides long-distance service in all of the states in which the Company provides local exchange service. In addition, ALLTEL Communications offers its services outside of the Company's franchised, local exchange service areas. As of December 31, 1997, ALLTEL Communications had more than 281,000 customers.

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

NETWORK ACCESS SERVICES

Long-distance companies pay access charges to the Company's wireline subsidiaries for the use of their local networks to originate and terminate their customers' long-distance calls.

Regulation

Access charges concerning interstate services are regulated by the FCC. As previously discussed, on May 7, 1997, the FCC issued regulations relating to access charge reform. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since ALLTEL's wireline subsidiaries are not price cap regulated companies, the access charge regulations, with few exceptions, are not applicable to them. The FCC has indicated that a further notice of proposed rulemaking will be issued during 1998 to address access charge reform for rate-of-return companies. As previously noted, petitions for reconsideration of certain aspects of the access charge reform order are pending at the FCC. In addition, petitions to review parts of this order have also been filed with various federal courts of appeal.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                         WIRELINE OPERATIONS (continued)

NETWORK ACCESS SERVICES (continued)

Regulation (continued)

The Company's wireline subsidiaries have elected to remain under rate base rate-of-return regulation with respect to interstate services. For companies remaining under rate-of-return regulation, the FCC authorizes a rate-of-return that telephone companies may earn on interstate services they provide. During 1997, the FCC did not represcribe the rate-of-return, which is currently
11.25 percent. The Company's wireline subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

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

Competition

One potential consequence of competition is the bypass of the Company's wireline subsidiaries' facilities by local networks constructed by new providers of local exchange telephone services. To date, there has been no significant measurable effect on the Company's wireline subsidiaries due to competition.

                              WIRELESS OPERATIONS

GENERAL

ALLTEL Mobile provides wireless telephone service to a wide array of customers in various markets throughout the United States, primarily located in the southeastern part of the United States. As wireless telephones have become increasingly popular across broader segments of the population, ALLTEL Mobile has, in addition to its traditional sales offices, opened retail outlets and located retail centers in high traffic department stores, where customers can purchase equipment and subscribe to ALLTEL Mobile services.

One measure of a wireless telephone market's potential is the market's population times the percent of a company's ownership interest of the wireless operation in that market ("pops"). ALLTEL Mobile owns a majority interest in wireless operations in 13 MSAs and a minority interest in 14 other MSAs, which total 5.2 million MSA wireless pops. ALLTEL Mobile also owns a majority interest in wireless operations in 43 RSAs and a minority interest in 33 other RSAs, which total 3.7 million wireless pops. ALLTEL Mobile operates systems in Montgomery, Alabama; Ft. Smith, Arkansas; Fayetteville, Arkansas; Little Rock, Arkansas; Ocala/Gainesville, Florida; Albany, Georgia; Aiken, South Carolina/Augusta, Georgia; Savannah, Georgia; Springfield, Missouri; Charlotte, North Carolina; Columbia, South Carolina and Florence, South Carolina.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                         WIRELESS OPERATIONS (continued)

GENERAL (continued)

ALLTEL Mobile's subscriber fees are based upon the prevailing market and competitive conditions which exist in each service area operated. During 1997, in response to increased current and expected future competition, the Company increased its offering of monthly service plans, which have lower base access rates and include more packaged airtime minutes. As a result of this action and continued penetration into lower-usage market segments, monthly revenue per customer decreased to $52 for 1997, as compared to $59 for 1996. At
December 31, 1997, ALLTEL Mobile provided service to more than 941,000 customers, which, based on its 8.9 million total pops, represented a market penetration rate of 10.6 percent. For the year ended December 31, 1997, ALLTEL Mobile's churn rate averaged 2.3 percent in its wireless service areas, which is comparable to the industry average.

COMPETITION

Wireless carriers today face competition from a second carrier licensed to provide wireless telephone services in the same geographic area, from wireless resellers who buy bulk wireless services from one of the two licensees and resell it to their customers, and from providers of PCS and other enhanced mobile services. During 1997, several PCS providers began operations in ALLTEL Mobile's markets. The Company expects more PCS providers to begin operations in its markets during 1998. The Company is addressing competition by focusing on improved customer satisfaction, restructuring rates, increasing network capacity, expanding local calling areas, and offering new products and services.

The 96 Act provides wireless carriers numerous opportunities to emerge as full competitors to traditional telephone companies, including the opportunity to provide local telephone services and to be compensated by other telecommunications carriers for calls terminated on the wireless carriers' networks. Wireless carriers are not subject to the enhanced interconnection, resale, unbundling and other obligations that the 96 Act imposed on the local exchange companies. The FCC has found that wireless carriers should not be classified as local exchange carriers unless the FCC makes a finding that such treatment is warranted. The 96 Act limits the imposition on wireless carriers of equal access requirements without a detailed FCC rulemaking. The 1993 Omnibus Budget Reconciliation Act preempted most state regulation of wireless carriers, therefore, wireless carriers' services are likely to continue to be minimally regulated for the foreseeable future.

PAGING

ALLTEL Mobile also operates wide-area computer-driven paging networks as a complementary service to its wireless service in Arkansas and Florida. At December 31, 1997, ALLTEL Mobile provided paging service to more than 32,000 customers, which, based on the total pops in its service areas of 2.0 million, represented a market penetration rate of 1.6 percent. For the year ended December 31, 1997, revenues per subscriber averaged $10 per month, and ALLTEL Mobile's churn rate averaged 2.6 percent in its paging service areas. The Company also resells paging services in other ALLTEL Mobile wireless service areas.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                              INFORMATION SERVICES
GENERAL

ALLTEL Information Services provides a wide range of information processing services primarily to the financial services and telecommunications industries through information processing centers that it staffs, equips and operates. Information processing contracts are generally for a multi-year period.
ALLTEL Information Services also develops and markets software worldwide to financial services and telecommunications companies operating their own information processing departments. The principal operating units of the Company's information services business consist of the Financial Services Division and the Telecommunications Division.

The Financial Services Division markets software and services that have been developed and improved continuously over the last three decades and are designed to fulfill substantially all of the retail and wholesale information processing and management information requirements of financial institutions. In addition, the Financial Services Division also provides data processing and related computer software and systems to financial institutions originating and/or servicing single family mortgage loans. This division's software products and processing services, combined with its team of consultants, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers which would otherwise have to be assembled in-house by each customer. The Financial Services Division's on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

The Telecommunications Division is primarily engaged in the development and marketing of billing services and customer care software, including its state-of-the-art Virtuoso II billing and customer care product, to local telephone, wireless and PCS companies. In addition, the Telecommunications Division provides data processing and outsourcing services to both wireline and wireless telecommunications service providers.

CUSTOMERS

The Financial Services Division's primary markets for its financial products and services are the nation's commercial banks and savings institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single family mortgage loans. These financial institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States. In total, more than 18 million mortgage loans representing over $1.6 trillion are processed using the Financial Services Division's software.

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

REGULATION AND EXAMINATION

The Financial Services Division is regulated by the federal agencies that have supervisory authority over banking, thrift, and credit union operations. The Financial Services Division is also classified as one of 12 national vendors that, as a result of their market share, process a significant portion of the financial industry's assets. These industry leaders are also examined by the federal Financial Institutions Examination Council on an ongoing basis. ALLTEL Information Services' management practices, policies, procedures, standards, and overall financial condition are components of these reviews.

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

The Company operates transmitters at the network's information processing facility hub and operates very small aperture technology ("VSAT") earth stations at numerous customer locations. Prior to initiation, construction or operation of the transmitters used in a VSAT satellite network, operators of these transmitters are required by the Communications Act of 1934 to be authorized by the FCC. The FCC grants licenses to VSAT operators for a predetermined number of earth stations that may be placed at unspecified locations in the United States. The Company holds five VSAT licenses to operate its domestic earth station satellite network, consisting of one 8.1m license for its VSAT hub located in Jacksonville, Florida and four other VSAT licenses ranging from 1.0m to 2.4m. Three of the VSAT licenses, including the 8.1m license, were renewed during 1997 and will expire in 2007, while the remaining two VSAT licenses will expire in 2003.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                        INFORMATION SERVICES (continued)

PRODUCT DEVELOPMENT AND SUPPORT

In the past five years, ALLTEL Information Services has spent approximately $503 million ($114 million in 1997) on mainframe and client/server software design and development. ALLTEL Information Services is also developing products that are utilized in a UNIX based environment, including the Telecommunications Division's Virtuoso II billing and customer care product, which became operational in 1996. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. ALLTEL Information Services intends to continue to maintain, improve, and expand the functions and capabilities of its software products over the next several years.

                         PRODUCT DISTRIBUTION OPERATIONS

GENERAL

ALLTEL Supply, Inc. ("ALLTEL Supply"), with 8 warehouses and 24 counter-sales showrooms across the United States, is a major distributor of telecommunications equipment and materials. It supplies equipment to affiliated and non-affiliated telephone companies, business systems suppliers, railroads, governments, and retail and industrial companies. As previously noted, in May 1997, the Company sold its wire and cable subsidiary, HWC.

COMPETITION

ALLTEL Supply experiences substantial competition throughout its sales territories from other distribution companies and from direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance. Since the products distributed by ALLTEL Supply are also offered by other competitors, ALLTEL Supply differentiates itself from competitors by providing value-added services such as offering expert technical assistance, maintaining extensive inventories in strategically located warehouses and counter-sales showrooms to facilitate single supplier sourcing and "just-in-time" delivery, maintaining a full range of alternative product lines, and by providing staging, assembly and other services. The Company is continually evaluating and implementing policies and strategies which will meet customer expectations and position ALLTEL Supply in the market as a quality customer-focused distributor.

PRODUCTS

ALLTEL Supply offers more than 50,000 products for sale. Of these, ALLTEL Supply inventories single and multi-line telephone sets, local area networks ("LANs"), switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items. ALLTEL Supply has not encountered any material shortages or delays in delivery of products from their suppliers.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 1. Business
                              DIRECTORY PUBLISHING

ALLTEL Publishing coordinates advertising, sales, printing, and distribution for 317 telephone directories in 36 states. Under terms of an agreement with GTE Directories, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories provides directory sales and printing services through a separate contract with ALLTEL Publishing.

                                   INVESTMENTS

WORLDCOM, INC.

The Company currently owns approximately a 2 percent interest in WorldCom, Inc., a publicly-held company. WorldCom, Inc. is a large long-distance company in the United States and is a full service provider of international telecommunications and specialized broadcasting services. During 1997, the Company sold a portion of its investment in WorldCom, Inc.

APEX GLOBAL INFORMATION SERVICES, INC.

During 1996, the Company made an approximate $5 million investment in Apex Global Information Services, Inc. ("AGIS"), one of only six global providers of Internet access services. During 1997, the Company invested an additional $10 million in AGIS. As a result, the Company owns approximately a 12 percent interest in AGIS.

HORIZON TELECOM, INC.

The Company owns a 19.8 percent interest in Horizon Telecom, Inc., which serves approximately 27,000 telephone access lines in Ohio. Frederick G. Griech, President of ALLTEL Communications Service Corporation's Northeast Region, and Dennis Mervis, President of ALLTEL Ohio, Inc. and The Western Reserve Telephone Company, are members of Horizon Telecom, Inc.'s Board of Directors.

HUGHES ISPAT LIMITED

During 1997, the Company made an approximate $21 million investment in Hughes Ispat Limited ("HIL"), a start-up, limited liability company in India. HIL has received a license to provide basic telephone and other enhanced communications services in the state of Maharashtra, India. Currently, HIL is constructing network facilities and expects to begin operations in late 1998. As a result of its investment, the Company owns approximately a 13 percent interest in HIL. Francis X. Frantz, Senior Vice President-External Affairs, General Counsel and Secretary is a member of HIL's Board of Directors.

OTHER

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                                Form 10-K, Part I

Item 2. Properties

WIRELINE PROPERTY

The Company's wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone lines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 1997, was as follows:

                                                                   (Thousands)
                                                                   -----------
Wireline-
  Land, buildings and leasehold improvements                       $  284,907
  Central office equipment                                          1,361,989
  Outside plant                                                     2,126,615
  Furniture, fixtures, vehicles and other                             294,991
                                                                   ----------
    Total                                                          $4,068,502
                                                                   ==========

Certain properties of the Company and its wireline subsidiaries are pledged as collateral for long-term debt.

OTHER PROPERTY

Other properties of the Company in service consist primarily of property, plant and equipment used in providing wireless communications services, information services and product distribution operations. The total investment by category for the non-wireline operations of the Company as of December 31, 1997, was as follows:

                                                                   (Thousands)
                                                                   -----------

Land, buildings and leasehold improvements                         $  237,905
Data processing equipment                                             411,267
Wireless telephone plant and equipment                                503,225
Furniture, fixtures and miscellaneous                                  90,844
                                                                   ----------
Total                                                              $1,243,241
                                                                   ==========

All of the Company's property is considered to be in reasonably sound operating condition.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part II

Item 3. Legal Proceedings

        On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations (see "Results of Operations by Business Segment: Communications-Wireline Operations"), the Company appealed the Georgia PSC order and received a favorable decision from the Superior Court of Fulton County, Georgia (the "Superior Court"). The Georgia PSC appealed the Superior Court's decision, and on July 3, 1997, the Georgia Court of Appeals reversed the Superior Court's decision. On August 5, 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Georgia Court of Appeals decision be reversed. On February 5, 1998, the Georgia Supreme Court announced that it will review the Company's petition. The Company has not implemented any revenue reductions or established any reserves for refunds related to this matter.

        The Company is not currently involved in any other material pending legal proceedings, other than routine litigation incidental to its business, and, to the knowledge of the Company's management, no material legal proceedings, either private or governmental, are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to the security holders for a vote during the fourth quarter of 1997.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

        As of January 31, 1998, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 91,000. For additional information pertaining to Markets for ALLTEL Corporation's Common Stock and Related Stockholder Matters, refer to pages 29, 31, 35, 36 and 41 of ALLTEL's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

Item 6. Selected Financial Data

        For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page 26 of ALLTEL's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages 19-24 of ALLTEL's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates on long-term debt obligations that impact the fair value of these obligations, as further discussed below.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

        At December 31, 1997, investments of the Company are recorded at fair value of $775.6 million. The fair value of investments is based on quoted market prices and the carrying value of investments for which there is no quoted market price. Of the total investments, marketable equity securities, consisting principally of the Company's investment in WorldCom, Inc. common stock, amounted to $575.5 million and included unrealized holding gains of $300.7 million. The marketable equity securities held by the Company have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical
        10 percent adverse change in quoted market prices, and would amount to a decrease in the recorded value of investments of approximately
        $57.6 million.

        The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations. At December 31, 1997, the fair value of the Company's long-term debt was estimated to be $1.930 billion based on the overall weighted rate of the Company's long-term debt of 7.0 percent and an overall weighted maturity of 12 years compared to terms and rates currently available in the long-term financing markets.
        Such fair value exceeded the carrying value of long-term debt by approximately $56 million. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting, from a hypothetical increase of 70 basis points in interest rates (10 percent of the Company's overall weighted average borrowing rate).
        Such an increase in interest rates would result in approximately a $70 million decrease in the fair value of the Company's long-term debt.

        Although the Company conducts business in foreign countries, the international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency translation gains and losses were not material to the Company's results of operations for the year ended December 31, 1997. Accordingly, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data

        For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages 25 and 27-39 of ALLTEL's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

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

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part III

Item 10. Directors and Executive Officers of the Registrant

         For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

           Name               Age                 Position
        -----------------     ---     -----------------------------------------
        Joe T. Ford            60     Chairman and Chief Executive Officer

        Scott T. Ford          35     President

        Tom T. Orsini          47     Executive Vice President

        Dennis J. Ferra        44     Senior Vice President and Chief Financial
                                        Officer

        Francis X. Frantz      44     Senior Vice President - External Affairs,
                                        General Counsel and Secretary

        John L. Comparin       45     Vice President - Human Resources and
                                        Administration

        Ronald D. Payne        51     Vice President - Business Development

        Jerry M. Green         50     Treasurer

        John M. Mueller        47     Controller

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

Item 11. Executive Compensation

         For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  The following documents are filed as a part of this report:

           1.  Financial Statements:
               The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries, included in the annual report of ALLTEL Corporation to its stockholders for the year ended December 31, 1997, are incorporated herein by reference:

                                                                  Annual Report
                                                                   Page Number
                                                                  -------------
               Report of Independent Public Accountants                 25

               Consolidated Statements of Income -
                 for the years ended December 31, 1997, 1996 and 1995   27

               Consolidated Balance Sheets -
                 December 31, 1997 and 1996                           28-29

               Consolidated Statements of Cash Flows -
                 for the years ended December 31, 1997, 1996
                 and 1995                                               30

               Consolidated Statements of Shareholders' Equity -
                 for the years ended December 31, 1997, 1996
                 and 1995                                               31

               Notes to Consolidated Financial Statements             33-39

               Supplementary Information-Business
                 Segment Information                                  32-33

             The Consolidated Financial Statements and Supplementary Financial Information listed in the above index which are included in the 1997 Annual Report to Stockholders of ALLTEL Corporation are hereby incorporated by reference.

                                                                     Form 10-K
           2.  Financial Statement Schedules:                       Page Number
                                                                    -----------
               Report of Independent Public Accountants                 21

               Schedule II.  Valuation and Qualifying Accounts          22

           3.  Exhibits:
               See "Exhibit Index" located on page 23-27 of this document.

        (b)  No reports on Form 8-K were filed during the last quarter of 1997.

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


         ALLTEL Corporation
            Registrant


By  /s/ Joe T. Ford
  Joe T. Ford, Chairman and                          Date:  February 11, 1998
    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Dennis J. Ferra                              Date:  February 11, 1998
  Dennis J. Ferra, Senior Vice President and
    Chief Financial Officer

* Joe T. Ford, Chairman, Chief Executive Officer and Director

* Scott T. Ford, President and Director

* Dennis J. Ferra, Senior Vice President and
    Chief Financial Officer

* John M. Mueller, Controller
                                                     By /s/ Dennis J. Ferra
* Michael D. Andreas, Director                        * (Dennis J. Ferra,
                                                         Attorney-in-fact)
* John R. Belk, Director
                                                      Date: February 11, 1998
* Lawrence L. Gellerstedt III, Director

* W. W. Johnson, Director

* Emon A. Mahony, Jr., Director

* John P. McConnell, Director

* Josie C. Natori, Director

* Ronald Townsend, Director

* William H. Zimmer, Jr., Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
   ALLTEL Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements included in ALLTEL Corporation's Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 22 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                /S/ARTHUR ANDERSEN LLP
                                                   ARTHUR ANDERSEN LLP



Little Rock, Arkansas,
January 29, 1998.

                                                       ALLTEL CORPORATION
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                     (Dollars in Thousands)




           Column A                     Column B               Column C               Column D        Column E
                                                               Additions
                                        Balance at        Charged to  Charged                        Balance at
                                        Beginning          Cost and   to Other       Deductions        End of
          Description                   of Period          Expenses   Accounts        Describe         Period

Allowance for doubtful accounts,
  subscribers and others:

      For the years ended

        December 31, 1997               $21,271            $27,238      $  -         $29,947 (A)       $18,562

        December 31, 1996               $18,439            $38,771      $  -         $35,939 (A)       $21,271

        December 31, 1995               $21,510            $35,860      $  -         $38,931 (A)       $18,439





Notes:
(A)  Accounts charged off less recoveries of amounts previously charged off.

                                  EXHIBIT INDEX

Number and Name                                                           Page

 (3)(a)    Amended and Restated Certificate of Incorporation of ALLTEL       *
           Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).

    (b)    By-Laws of ALLTEL Corporation (As amended as of                  67
           January 29, 1998).

 (4)(a)    Rights Agreement dated as of January 30, l997, between ALLTEL     *
           Corporation and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated
           February 3, l997, filed with the Commission on February 4, l997).

    (b)    The Company agrees to provide to the Commission, upon request,   --
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

    (b)    Change in Control Agreement by and between the Company and        *
           Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).

    (c)(1) Change in Control Agreement by and between the Company and        *
           John L. Comparin effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1994).

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

    (f)(1) Executive Deferred Compensation Plan of ALLTEL Corporation, as    *
           amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).

    (f)(2) Amendment No. 1 to Executive Deferred Compensation Plan of       75
           ALLTEL Corporation (October 1, 1993 Restatement), amendment effective January 29, 1998.

    (f)(3) Deferred Compensation Plan for Directors of ALLTEL Corporation,   *
           as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).

    (f)(4) Amendment to Deferred Compensation Plan for Directors of ALLTEL   *
           Corporation (October 1, 1993 Restatement) (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 1996).

    (g)(l) ALLTEL Corporation 1975 Incentive Stock Option Plan (as amended   *
           and restated effective July 26, 1988) (incorporated herein by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1988).

*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(g)(2) ALLTEL Corporation 1991 Stock Option Plan (incorporated herein    *
           by reference to Exhibit A to Proxy Statement, dated
           March 8, 1991).

    (g)(3) ALLTEL Corporation l994 Stock Option Plan for Employees           *
           (incorporated herein by reference to Exhibit A to Proxy
           Statement dated March 4, l994).

    (g)(4) ALLTEL Corporation l994 Stock Option Plan for Nonemployee         *
           Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, l994).

    (g)(5) First Amendment to ALLTEL Corporation l994 Stock Option Plan      *
           for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended
           December 31, 1996).

    (h)    Systematics, Inc. 1981 Incentive Stock Option Plan and            *
           Amendment No. 1 thereto (incorporated herein by reference to Form S-8 (No. 33-35343) of ALLTEL Corporation filed with the Commission on June 11, 1990).

    (i)    ALLTEL Corporation Performance Incentive Compensation Plan as     *
           amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).

    (i)(1) Amendment No. 1 to ALLTEL Corporation Performance Incentive      76
           Compensation Plan, (January 1, 1993 Restatement), amendment effective January 29, 1998.

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

    (j)(2) Amendment No. 2 to ALLTEL Corporation Long-Term Performance      77
           Incentive Compensation Plan (January 1, 1993 Restatement), amendment effective January 29, 1998.

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

    (k)(5) Amendments No. 8 and 9 to ALLTEL Corporation Pension Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(5) to Form 10-Q for the period ended
           March 31, 1997).

    (k)(6) Amendment No. 10 to ALLTEL Corporation Pension Plan              78
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

    (l)(2) Amendments No. 3 and 4 to ALLTEL Corporation Profit-Sharing       *
           Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 1995).

    (l)(3) Amendment No. 5 to ALLTEL Corporation Profit-Sharing Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(3) to Form 10-Q for the period ended September 30, 1996).

    (l)(4) Amendment No. 6 to ALLTEL Corporation Profit-Sharing Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(4) to Form 10-Q for the period ended March 31, 1997).

    (l)(5) Amendment No. 7 to ALLTEL Corporation Profit-Sharing Plan        84
           (January 1, 1994 Restatement).

    (m)    ALLTEL Corporation Benefit Restoration Plan (January 1, 1996      *
           Restatement). (incorporated herein by reference to
           Exhibit 10(m) to Form 10-K for the fiscal year ended
           December 31, 1995).

    (n)    Amended and Restated ALLTEL Corporation Supplemental Medical      *
           Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended
           December 31, 1990).


*   Incorporated herein by reference as indicated.

Number and Name                                                           Page

(10)(o)    ALLTEL Corporation Thrift Plan (January 1, 1994 Restatement)      *
           (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1994).

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

    (o)(3) Amended and Restated Amendment No. 4 and Amendment No. 5 to       *
           ALLTEL Corporation Thrift Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 1996).

    (o)(4) Amendment No. 6 to ALLTEL Corporation Thrift Plan                 *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ende
           March 31, 1997).

    (o)(5) Amendment No. 7 to ALLTEL Corporation Thrift Plan                88
           (January 1, 1994 Restatement)

(11)       Statement re computation of per share earnings.                  28

(13)       Annual report to stockholders for the year ended                 32
           December 31, 1997. Such report, except for the portions incorporated by reference herein, is furnished for the information of the Securities and Exchange Commission and is not "filed" as part of this report.

(21)       Subsidiaries of the registrant.                                  29

(23)       Consents of experts and counsel.                                 31

(27)       Financial Data Schedule for the year ended December 31, 1997.    91

(99)(a)    Annual report on Form 11-K for the ALLTEL Corporation Thrift     --
           Plan for the year ended December 31, 1997, will be filed by amendment.










*   Incorporated herein by reference as indicated.