Form 10-K405/A
period 1997-12-31
ALLTEL CORP
filed 1998-04-24
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

    Aggregate market value of voting stock held by non-affiliates as of
January 31, 1998 -   $ 7,863,187,862

    Common shares outstanding, January 31, 1998 -  183,934,219

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated Into
Annual report to shareholders for the year
  December 31, 1997                                         Parts I, II and IV
Proxy statement for the 1998 annual meeting
  of stockholders                                           Part III
The Exhibit Index is located on page 2 of this amendment.

                                    SIGNATURE

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1997 Annual Report on Form 10-K as set forth in the pages attached hereto;

              (list all such items, financial statements, exhibits
                           or other portions amended)


Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ALLTEL CORPORATION
                                                 (Registrant)



                                            /s/  Dennis J. Ferra
                                                 Dennis J. Ferra
                              Senior Vice President and Chief Financial Officer
                                                 April 24, 1998

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K:


            3.  Exhibits:

                  See "Exhibit Index" located on page 2 of this amendment.

                                  EXHIBIT INDEX


Number and Name                                                           Page

  (23)     Consents of experts (filed herewith).                            3

  (99)(a)  Form 11-K information for the ALLTEL Corporation                 4
           Thrift Plan as of December 31, 1997 and 1996 and for the year ended December 31, 1997 (filed herewith).