Form 10-Q
period 1998-03-31
ALLTEL CORP
filed 1998-05-14
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                                --------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4996
                                                 ------

                               ALLTEL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               34-0868285
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 One Allied Drive, Little Rock, Arkansas                            72202
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (501) 905-8000
                                                  -----------------------------

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES    X     NO
       --------    --------


Number of common shares outstanding as of March 31, 1998:

                                          184,309,614
                                          -----------

The Exhibit Index is located at sequential page  16 .
                                                 --

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

         The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended March 31, 1998, a copy of which is attached hereto, are incorporated herein by reference:


         Consolidated Statements of Income - for the three and twelve months ended March 31, 1998 and 1997.

         Consolidated Balance Sheets - March 31, 1998 and 1997 and
                December 31, 1997.

         Consolidated Statements of Cash Flows - for the three and twelve months ended March 31, 1998 and 1997.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's total capital structure was $4.2 billion at March 31, 1998, reflecting 57 percent common and preferred equity and 43 percent debt. This compares to a capital structure of $4.1 billion at December 31, 1997, reflecting 54 percent common and preferred equity and 46 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

    Cash provided from operations was $268.7 million and $820.0 million for the three and twelve month periods ended March 31, 1998, respectively, compared to $246.9 million and $876.0 million for the same periods in 1997. The increase in the three month period reflects growth in the earnings of the Company, decreased working capital requirements and the timing of additional income tax payments associated with a gain on the sale of a portion of the Company's investment in WorldCom, Inc. common stock, as further discussed below. The decrease in the twelve month period primarily reflects increased working capital requirements, timing of property tax payments and additional income tax payments resulting from the sale of the Company's healthcare operations completed in January 1997, as further discussed below. These decreases in cash flows from operations were partially offset by growth in earnings of the Company and the timing of additional income tax payments related to the gain from the sale of WorldCom, Inc. common stock.

    Capital expenditures for the three and twelve month periods ended
March 31, 1998 were $100.3 million and $500.6 million, respectively, compared to $145.4 million and $506.2 million for the same periods in 1997. During the past two-year period, the Company financed the majority of its capital expenditures through the internal generation of funds. Capital expenditures were incurred to continue to modernize and upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide Personal Communications Services ("PCS") and other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $605 million for 1998, which are expected to be financed primarily from internally generated funds. Cash flows from investing activities for the twelve month period of 1998 also include a cash outlay of $146.5 million related to the acquisition of PCS licensing rights. The Company acquired PCS licensing rights for 73 markets in 12 states.

    Cash flows from investing activities for the three and twelve month periods ended March 31, 1998 include proceeds of $40.7 million and $226.6 million, respectively, primarily related to the sale of a portion of the Company's investment in WorldCom, Inc. common stock. In addition, cash flows from investing activities for the twelve month period include proceeds of $95.7 million received from the sale of assets, principally consisting of two non-strategic operations. In September 1997, the Company received cash proceeds of $48.7 million in connection with the sale of an investment in a software company. Additionally, in May 1997, the Company completed the sale of its wire and cable subsidiary, HWC Distribution Corp. ("HWC"), for approximately $45.0 million in cash. The three and twelve month periods ended March 31, 1997 include cash proceeds of $104.9 million from the sale of the Company's healthcare operations. The proceeds from these asset sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

    Included in cash flows from financing activities are dividend payments and the repurchase by the Company of its common stock. Common and preferred dividend payments for the three and twelve month periods ended March 31, 1998 were $53.6 million and $207.9 million, respectively, compared to $52.0 million and $200.6 million for the same periods in 1997. The increases in dividend payments in both periods primarily reflect the October 1997 action of the Board of Directors to increase the quarterly common stock dividend rate from $.275 per share to $.29 per share. Under a share repurchase program initiated by ALLTEL in 1996 and expanded in 1997, the Company repurchased approximately
4.1 million of its common shares at a total cost of $143.1 million during the twelve month period ended March 31, 1998. The Company did not repurchase any of its common stock during the first quarter of 1998. During the twelve month period ended March 31, 1997, ALLTEL repurchased approximately 3.4 million of its common shares at a total cost of $108.1 million. Of this total, $32.5 million was expended during the first three months of 1997.

    The Company has a $750 million revolving credit agreement. Borrowings outstanding under this agreement at March 31, 1998 were $129.5 million, compared to $247.9 million that were outstanding at December 31, 1997. Borrowings outstanding under this agreement at March 31, 1997 were $28.8 million. The weighted average interest rate on borrowings outstanding under this agreement at March 31, 1998, was 5.9 percent. The net reduction in revolving credit agreement borrowings from December 31, 1997, represents substantially all of the long-term debt retired in the three month period ended March 31, 1998. The net increase in revolving credit agreement borrowings from March 31, 1997, represent all of the long-term debt issued in the twelve month period ended March 31, 1998. The additional borrowings during the twelve month period of 1998 were incurred primarily to fund the stock repurchase program and to acquire the PCS licensing rights. As previously discussed, proceeds from the sales of WorldCom, Inc. common stock and the wire and cable operations were used primarily to reduce the amount of borrowings outstanding under the revolving credit agreement. Scheduled long-term debt retirements, net of the revolving credit agreement activity, amounted to $12.3 million and $48.4 million for the three and twelve month periods ended March 31, 1998, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

    Revenues and sales increased $62.7 million or 8 percent and $123.8 million or 4 percent for the three and twelve month periods ended March 31, 1998, respectively. Operating income increased $10.3 million or 6 percent and $155.7 million or 26 percent for the three and twelve month periods ended
March 31, 1998, respectively. Growth in revenues and sales in the three and twelve month periods of 1998 was impacted by the sale of HWC. The sale of information services' healthcare operations also impacted revenue and sales growth in the twelve month period of 1998. Operating results for the twelve month periods ended March 31, 1998 and 1997, both include non-recurring charges to reduce the carrying value of certain assets, as further discussed below. Adjusted to exclude these asset dispositions and write-downs, revenues and sales would have increased $94.2 million or 13 percent and $346.7 million or 12 percent and operating income would have increased $11.5 million or 6 percent and $62.4 million or 9 percent for the three and twelve months ended
March 31, 1998, respectively.

    Net income increased $21.8 million or 21 percent and $220.4 million or 71 percent for the three and twelve month periods ended March 31, 1998, respectively. Basic earnings per common share increased 24 percent and 75 percent for the three and twelve month periods ended March 31, 1998, respectively. In addition to the sales of HWC and the healthcare operations, reported net income and earnings per share amounts were impacted by several non-extraordinary, non-recurring items. Excluding the impact in each period of the asset dispositions and the non-extraordinary, non-recurring items discussed below, net income would have increased $9.5 million or 10 percent and $41.0 million or 11 percent, while basic earnings per share would have increased 12 percent and 13 percent in the three and twelve month periods ended March 31, 1998, respectively.

Net income and earnings per share adjusted for the asset dispositions and the non-extraordinary, non-recurring items are summarized in the following table:


(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended         Twelve Months Ended
                                                                  March 31,                  March 31,
                                                            ---------------------      ----------------------
                                                                1998         1997          1998          1997
                                                                ----         ----          ----          ----
Net income, as reported                                     $123,551     $101,708      $529,729      $309,372
Disposition of healthcare and wire and cable operations            -         (657)         (181)       (5,567)
Non-recurring items, net of tax:
  Provision to reduce carrying value of certain assets             -            -        11,744        72,716
  Gain on disposal of assets                                 (22,273)      (9,221)     (132,947)       (9,221)
                                                            --------     --------      --------      --------
Net income, as adjusted                                     $101,278     $ 91,830      $408,345      $367,300
                                                            ========     ========      ========      ========

--------------------------------------------------------------------------------------------------------------
Basic earnings per share, as reported                           $.67         $.54         $2.85         $1.63
Disposition of healthcare and wire and cable operations            -            -             -          (.02)
Non-recurring items:
  Provision to reduce carrying value of certain assets             -            -           .06           .38
  Gain on disposal of assets                                    (.12)        (.05)         (.71)         (.05)
                                                                ----         ----         -----         -----
Basic earnings per share, as adjusted                           $.55         $.49         $2.20         $1.94
                                                                ====         ====         =====         =====

--------------------------------------------------------------------------------------------------------------

The net income and earnings per share impact of the asset dispositions, and the non-extraordinary, non-recurring items has been presented as supplemental information only. The non-recurring items reflected in the above table are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Provision to Reduce Carrying Value of Certain Assets
----------------------------------------------------

    During the second quarter of 1997, the Company recorded a pretax write-down of $16.9 million to reflect the fair value less cost to sell its wire and cable subsidiary, HWC. The net income impact of this write-down resulted in a decrease in net income of $11.7 million or $.06 per share.

    During the third quarter of 1996, the Company incurred non-cash, pretax charges of $120.3 million to adjust the carrying value of certain assets.
In accordance with the Company's plan to dispose of its wire and cable subsidiary, the Company recorded a pretax write-down of goodwill in the amount of $45.3 million. In addition, information services recorded a pretax write-down of $53.0 million in the carrying value of certain assets, primarily consisting of capitalized software development costs. The write-down of software resulted from performing a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies. Information services also recorded a pretax write-down of $22.0 million to reduce the carrying value of its community banking operations to their estimated fair value based upon projections of future cash flows.
The net income impact of these write-downs resulted in a decrease in net income of $72.7 million or $.38 per share.

Gain on Disposal of Assets and Other
------------------------------------

    During the first quarter of 1998, the Company recorded a pretax gain of $36.6 million primarily from the sale of a portion of its investment in WorldCom, Inc. common stock. This gain resulted in an increase of $22.3 million in net income and $.12 in earnings per share.

    During the third quarter of 1997, the Company recorded a pretax gain of $34.4 million primarily related to the sale of its investment in a software company. This gain resulted in an increase of $22.6 million in net income and $.12 in earnings per share. In the second quarter of 1997, the Company recorded a pretax gain of $156.0 million from the sale of a portion of its investment in WorldCom, Inc. common stock. This transaction resulted in an increase of $88.1 million in net income and $.47 in earnings per share. During the first quarter of 1997, the Company recorded a pretax gain of $16.2 million from the sale of information services' healthcare operations. The net income impact from this transaction resulted in an increase of $9.2 million in net income and $.05 in earnings per share.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT


Communications-Wireline Operations
----------------------------------------------------------------------------------------
                                      Three Months Ended        Twelve Months Ended
(Dollars in thousands)                    March 31,                   March 31,
----------------------------------------------------------------------------------------
                                         1998         1997           1998           1997
                                         ----         ----           ----           ----
Local service                        $121,672     $111,890       $475,870       $437,777
Network access and long-distance      171,646      153,103        666,135        598,086
Miscellaneous                          41,129       36,183        160,148        144,581
                                     --------     --------     ----------     ----------
  Total revenues and sales           $334,447     $301,176     $1,302,153     $1,180,444
Operating income                     $115,655     $105,901       $456,204       $408,848
----------------------------------------------------------------------------------------

    Wireline revenues and sales increased $33.3 million or 11 percent and $121.7 million or 10 percent for the three and twelve months ended March 31, 1998, respectively. Wireline operating income increased $9.8 million or 9 percent and $47.4 million or 12 percent for the three and twelve month periods of 1998, respectively.

    Local service revenues increased $9.8 million or 9 percent and $38.1 million or 9 percent in the three and twelve month periods ended March 31, 1998, respectively. Customer access lines increased more than 6 percent during the past twelve month period, reflecting increased sales of residential and second access lines. Growth in custom calling and other enhanced services revenues also contributed to the increase in local service revenues in both periods of 1998.

    Network access and long-distance revenues increased $18.5 million or 12 percent and $68.0 million or 11 percent for the three and twelve month periods ended March 31, 1998, respectively. The increases in both periods primarily reflect growth in ALLTEL's long-distance operations and higher volumes of access usage. During the past twelve month period, the number of long-distance customers grew to 315,309 from 154,265, an increase of 161,044 customers or 104 percent. As a result of this strong growth in customers, the long-distance operations generated growth in operating revenues of $6.7 million and $28.9 million during the three and twelve month periods ended March 31, 1998, respectively.

    On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. On November 6, 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by conducting a rate proceeding after the Company's election of alternative regulation. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and on July 3, 1997, the Georgia Court of Appeals reversed the Superior Court's decision. On July 16, 1997, the Georgia Court of Appeals denied the Company's request to reconsider its decision. On August 5, 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Georgia Court of Appeals' decision be reversed. On February 5, 1998, the Georgia Supreme Court announced it would review the Company's petition. A final decision by the Georgia Supreme Court is expected later this year. The Company has not implemented any revenue reductions or established any reserves for refund related to this matter.

    Miscellaneous revenues increased $4.9 million or 14 percent and $15.6 million or 11 percent for the three and twelve month periods ended March 31, 1998, respectively. Sales of wireline equipment and wireline equipment protection plans accounted for $3.5 million and $16.2 million of the overall increases in miscellaneous revenues for the three and twelve month periods of 1998, respectively. The increases in both periods attributable to growth in sales of wireline equipment and wireline equipment protection plans were partially offset by decreases in revenues derived from billing and collection services.

    Total wireline operating expenses increased $23.5 million or 12 percent and $74.4 million or 10 percent for the three and twelve month periods ended March 31, 1998, respectively. Operating expenses for both periods of 1998 reflect growth in the long-distance operations, as well as increases in depreciation, data processing charges and network-related expenses. Cost of products sold also increased in both periods due to the increased sales of wireline equipment and wireline equipment protection plans, as noted above.

    ALLTEL's wireline subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

    In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. On July 18, 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") issued its decision and vacated the FCC's pricing rules including the "pick and choose" provisions, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communications services. In responding to petitions for rehearing of its earlier decision, the Eighth Circuit Court ruled on October 14, 1997, that ILECs are not required by the 96 Act to recombine network elements purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court to review two interconnection decisions of the Eighth Circuit Court. The U.S. Supreme Court has agreed to review these decisions.

    On May 7, 1997, the FCC issued regulations relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since ALLTEL's wireline subsidiaries are not price cap regulated companies, the access charge regulations, with few exceptions, are not applicable to them. The FCC has indicated that a further notice of proposed rulemaking will be issued during 1998 to address access charge reform for rate-of-return companies. Based upon ALLTEL's review of the FCC's regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy is scheduled to change from being based on actual costs to being based on a proxy model. Since the FCC has not yet defined the structure or content of any such proxy model, the impact, if any, of this change in the universal service funding for ALLTEL's wireline subsidiaries cannot be determined at this time. The impact of the FCC's universal service order on ALLTEL's other telecommunications operations is still being evaluated. Petitions for reconsideration of certain aspects of both the universal service and access charge reform orders are pending at the FCC. In addition, petitions to review parts of these orders have also been filed with various federal courts of appeal.

    Because resolution of the regulatory matters discussed above that are currently under FCC and/or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, the Company cannot predict at this time the specific effects that the 96 Act and future competition will have on its wireline subsidiaries. However, ALLTEL is intent on taking advantage of the various opportunities that competition should provide.

Communications-Wireless Operations
-------------------------------------------------------------------------------
                                 Three Months Ended       Twelve Months Ended
(Dollars in thousands)               March  31,                 March 31,
-------------------------------------------------------------------------------
                                    1998         1997         1998         1997
                                    ----         ----         ----         ----
Revenues and sales              $140,629     $124,117     $559,238     $491,073
Operating income                $ 40,063     $ 39,688     $178,776     $158,861
-------------------------------------------------------------------------------

Wireless Operations
-------------------

    Wireless revenues and sales increased $16.5 million or 13 percent and $68.2 million or 14 percent for the three and twelve month periods ended
March 31, 1998, respectively. Operating income increased $0.4 million or 1 percent and $19.9 million or 13 percent for the three and twelve month periods of 1998, respectively. During the twelve month period ended March 31, 1998, subscriber growth remained strong as the number of wireless customers grew to 976,769 from 843,658, an increase of 16 percent. During the first three months of 1998, the Company placed more than 102,000 gross units in service, compared to approximately 89,000 gross units for the same period of 1997. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to
11.0 percent as of March 31, 1998. Customer churn, the average monthly rate of customers who discontinue service, declined slightly during the first quarter of 1998, compared to the same period of 1997.

    Wireless revenues and sales increased in both periods primarily due to the growth in its customer base. Increases in roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in both periods. Partially offsetting the increases in revenues and sales resulting from subscriber growth and increased roaming and long-distance volumes were declines in the average monthly revenue per subscriber. Average revenue per subscriber per month was $49 and $51 for the three and twelve months ended March 31, 1998, compared to $52 and $57 for the same periods in 1997. The declines in average revenue per subscriber primarily reflect the migration of existing wireless customers to lower rate plans, reductions in roaming revenue rates and the industry-wide trend of continued penetration into lower-usage market segments. As a result of increased current and expected future competition in its service areas, the Company has increased its offering of monthly service plans which have lower base access rates and include more packaged airtime minutes. Migration of existing customers to the lower rate plans is expected to continue throughout the remainder of 1998, and accordingly, this trend could impact future revenue growth. Growth in revenues and sales for the three and twelve month periods of 1998 was also favorably impacted by decreases in uncollectible revenues, reflecting a reduction in write-offs from bad debts.

    Growth in operating income for the three month period was primarily impacted by incremental selling costs incurred as a result of adding approximately 13,000 more customers during the first quarter of 1998, as compared to the same period in 1997. Operating income for the three month period also reflects an approximate $1.0 million operating loss incurred by the Company's start-up PCS operations. The Company began providing PCS service in Jacksonville, Florida in March, and ALLTEL expects to begin offering PCS service in several other markets later this year. The growth in operating income for the twelve month period of 1998 primarily reflects the increase in revenues and sales, partially offset by higher expenses for selling and advertising, depreciation and other operating expenses, and the operating loss incurred by the PCS operations. Operating income for both the three and twelve month periods of 1998 also reflects the impact of the lower rate plans, improved profit margins realized on the sale of wireless equipment and reductions in losses sustained from fraud and bad debts. The decline in losses from fraud and bad debts resulted primarily from actions taken by the Company during the third quarter of 1996 to implement new technologies to control fraud and to enhance ALLTEL's credit and collection procedures.

Information Services
-------------------------------------------------------------------------------
                               Three Months Ended         Twelve Months Ended
(Dollars in thousands)             March 31,                    March 31,
-------------------------------------------------------------------------------
                                  1998         1997           1998         1997
                                  ----         ----           ----         ----
Revenues and sales            $266,861     $217,164     $1,023,070     $949,576
Operating income              $ 36,863     $ 33,664     $  148,421     $ 70,733
-------------------------------------------------------------------------------

    Information services' revenues and sales increased $49.7 million or 23 percent and $73.5 million or 8 percent for the three and twelve month periods ended March 31, 1998, respectively. Growth in revenues and sales for the twelve month period was impacted by the sale of the healthcare operations completed in January 1997. Excluding the sold healthcare operations, revenues and sales would have increased $161.0 million or 19 percent in the twelve month period ended March 31, 1998. Revenues and sales increased in both periods of 1998, primarily due to growth in the financial services, international and telecommunications outsourcing operations, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. The increases in revenues and sales in both periods were partially offset by contract terminations due primarily to the merger and consolidation activity in the domestic financial services market. The domestic financial services industry continues to experience consolidation due to mergers.

    Operating income increased $3.2 million or 10 percent and $77.7 million or 110 percent for the three and twelve month periods ended March 31, 1998, respectively. Operating income for the twelve month period ended March 31, 1997, was adversely impacted by the $75.0 million write-down in the carrying value of software and certain other assets during the third quarter of 1996, as previously discussed. Excluding the impact of the asset write-downs and the sold healthcare operations, operating income would have increased $6.5 million or 5 percent for the twelve months ended March 31, 1998. The increases in operating income for both periods of 1998 reflect the growth in revenues and sales noted above, as well as, improved profit margins realized from the international financial services business. The increases in operating income in both periods attributable to revenue growth and increased profitability of the international operations were partially offset by lower margins realized by the telecommunications operations. The decrease in telecommunications operating margins reflect increases in depreciation and amortization expense and increases in software maintenance and other operating costs. Depreciation and amortization expense increased in both periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

Product Distribution Operations
-------------------------------------------------------------------------------
                                  Three Months Ended       Twelve Months Ended
(Dollars in thousands)                March 31,                 March 31,
-------------------------------------------------------------------------------
                                    1998         1997         1998         1997
                                    ----         ----         ----         ----
Revenues and sales               $81,773     $107,590     $333,885     $448,336
Operating income                 $ 3,581     $  4,417     $ 13,121     $ 21,618
-------------------------------------------------------------------------------

    Product distribution's revenues and sales decreased $25.8 million or 24 percent and $114.5 million or 26 percent for the three and twelve month periods ended March 31, 1998, respectively. Operating income decreased $0.8 million or 19 percent and $8.5 million or 39 percent for the three and twelve month periods of 1998, respectively. The decreases in revenues and sales and operating income in both periods reflect the sale of HWC completed in May 1997, as previously discussed. Excluding the impact of HWC's operations in each period, revenues and sales would have increased $5.7 million or 8 percent and $21.0 million or 7 percent, and operating income would have increased $0.3 million or 9 percent and decreased $2.2 million or 15 percent for the three and twelve month periods ended March 31, 1998, respectively.

    Excluding the impact of HWC's operations, revenues and sales increased in both periods of 1998 primarily due to growth in sales of telecommunications and data products to non-affiliated customers, including increased retail sales of these products at the Company's counter showrooms. These increases were partially offset by decreases in sales to affiliates, reflecting an overall reduction in capital expenditures by the Company's wireline subsidiaries.

    Excluding the impact of HWC's operations, operating income increased in the three month period of 1998 primarily due to the increase in revenues and sales noted above. Although revenues and sales net of the HWC operations increased in the twelve month period, operating income was adversely impacted by lower gross profit margins, reflecting increased competition from other distributors and from direct sales by manufacturers, and a reduction in product cost rebates received from vendors. In addition, operating income for the twelve month period of 1998 was also impacted by increased selling and marketing expenses, reflecting additional costs incurred by the Company to open several new counter showroom facilities during the last six months of 1997.

Other Operations
-------------------------------------------------------------------------------
                                  Three Months Ended      Twelve Months Ended
(Dollars in thousands)                 March 31,                March 31,
-------------------------------------------------------------------------------
                                     1998        1997         1998         1997
                                     ----        ----         ----         ----
Revenues and sales                $23,252     $34,258     $107,874     $133,028
Operating income                  $ 1,758     $ 2,928     $  7,618     $ 11,755
-------------------------------------------------------------------------------

    Other operations revenues and sales decreased $11.0 million or 32 percent and $25.2 million or 19 percent for the three and twelve month periods ended March 31, 1998, respectively. Operating income decreased $1.2 million or 40 percent and $4.1 million or 35 percent for the three and twelve month periods of 1998, respectively.

    Revenues and sales for other operations decreased in the three month period primarily due to the loss of one large directory publishing contract. The decrease in other operations' revenues and sales for the twelve month period primarily resulted from a reduction in the number of directories published, as 22 fewer directories were published during the twelve month period ended
March 31, 1998, as compared to the corresponding twelve month period of 1997. The decreases in operating income for both the three and twelve month periods of 1998 reflect the decreases in directory publishing revenues.

-------------------------------------------------------------------------------
                                     Three Months Ended     Twelve Months Ended
(Dollars in thousands)                    March 31,              March 31,
-------------------------------------------------------------------------------
                                        1998       1997        1998        1997
                                        ----       ----        ----        ----
Corporate expenses, as reported       $6,373     $5,373     $46,794     $70,130
-------------------------------------------------------------------------------

    Corporate expenses increased $1.0 million or 19 percent and decreased
$23.3 million or 33 percent for the three month and twelve month periods ended March 31, 1998, respectively. As previously discussed, corporate expenses for the twelve month period of 1998 include the write-down of $16.9 million to reflect the fair value less cost to sell the HWC operations recorded in the second quarter of 1997, while corporate expenses for the twelve month period of 1997 include the $45.3 million write-down in the carrying value of goodwill related to HWC recorded in third quarter of 1996. Excluding the impact of these write-downs in each period, corporate expenses would have increased
$5.1 million or 20 percent for the twelve month period ended March 31, 1998. Net of the write-downs, the increases in corporate expenses in both the three and twelve month periods reflect increases in advertising and employee benefit costs.

OTHER FINANCIAL STATEMENT ITEMS

Other Income, Net
-----------------

    Other income, net increased $5.7 million or 997 percent and $9.1 million or 506 percent for the three and twelve month periods ended March 31, 1998, respectively. The increase in three month period reflects an increase in capitalized interest costs and growth in equity income recognized by the Company on its investments in wireless limited partnerships, partially offset by an increase in the minority interest in earnings of the Company's wireless operations by others. The increase in other income, net for the twelve month period primarily resulted from an increase in capitalized interest costs. The increases in capitalized interest costs in both periods reflect the acquisition of the PCS licenses.

Interest Expense
----------------

    Interest expense increased $1.5 million or 5 percent and $3.1 million or 2 percent for the three and twelve month periods ended March 31, 1998, respectively. The increases in interest expense in both periods reflect increases in the average amount of borrowings outstanding and weighted average borrowing rates applicable to the Company's revolving credit agreement.

Income Taxes
------------

    Income tax expense increased $13.1 million or 21 percent and $152.2 million or 84 percent for the three and twelve month periods ended March 31, 1998, respectively. The changes in income tax expense in both periods primarily reflect the tax-related impact of the various non-recurring items previously discussed. Excluding the impact on tax expense of these non-recurring items in each period, income tax expense would have increased $5.8 million or 10 percent and $22.7 million or 10 percent in the three and twelve month periods of 1998, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring items.

Average Common Shares Outstanding
---------------------------------

    The average number of common shares outstanding decreased 1 percent and 2 percent in the three and twelve month periods ended March 31, 1998, respectively. The decreases in both periods were primarily due to the Company's repurchase of its common stock on the open market, partially offset by additional shares issued in connection with the acquisitions of a wireline property and a wireless property both in the State of Georgia and by additional shares issued under the Company's stock option plans.

Other Financial Information
---------------------------

    During the first quarter of 1998, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    The Year 2000 compliance issue concerns the inability of computerized information systems to properly recognize and process date sensitive information as the year 2000 approaches. The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure, in those situations in which ALLTEL is required to do so, Year 2000 compliant. ALLTEL has established a Year 2000 Program Office to coordinate and monitor the Company's Year 2000 compliance efforts and has prepared and is in the process of implementing a company-wide Year 2000 compliance plan. ALLTEL continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its results of operations.

Recently Issued Accounting Pronouncements
-----------------------------------------

    In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This pronouncement requires additional disclosures about the changes in the benefit obligation and fair value of plan assets arising during the reporting period, while standardizing the disclosure requirements for pensions and other postretirement benefits. ALLTEL will adopt the new disclosure requirements in its annual financial statements for the year ending December 31, 1998, and will restate disclosures for all prior periods presented to conform to the new disclosure requirements.

    In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP requires capitalization of certain costs incurred with the purchase and/or development of software to be used internally. The SOP is effective for fiscal years beginning after December 15, 1998. Management does not expect the adoption of this SOP to have a material impact on the financial condition or results of operations of the Company.

    In April 1998, AcSEC also issued SOP No. 98-05, "Reporting on the Costs of Start-Up Activities". This SOP, also effective for fiscal years beginning after December 15, 1998, requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time the SOP is adopted, the unamortized balance of any previously deferred start-up costs must be expensed immediately. Management does not expect the adoption of this SOP to have a material impact on the financial condition or results of operations of the Company.

Forward-Looking Statements
--------------------------

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

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


         (a) See the exhibits specified on the Index of Exhibits located at Page 16.

         (b)  Reports on Form 8-K:

              Current Report on Form 8-K dated March 16, 1998, reporting under
              Item 5, Other Events, information related to the Company's announcement that it had entered into an Agreement and Plan of Merger to acquire 360 Communications Company.

              Current Report on Form 8-K dated April 21, 1998, reporting under
              Item 5, Other Events, the Company's Press Release announcing its first quarter results from operations.

              No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ALLTEL CORPORATION
                               ------------------
                                  (Registrant)



                                  /s/ Dennis J. Ferra
                                  -------------------
                                      Dennis J. Ferra
                                      Senior Vice President and
                                        Chief Financial Officer
                                      May 14, 1998

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                            Sequential
Exhibit No.     Description                                           Page No.
-----------     -----------                                           --------


(10)(l)(6)      Amendment No. 8 to ALLTEL Corporation                  26 - 33
                Profit-Sharing Plan (January 1, 1994 Restatement)

(10)(o)(6)      Amendment Nos. 8 and 9 to ALLTEL Corporation           34 - 43
                Thrift Plan (January 1, 1994 Restatement)

    (19)        Interim Report to Stockholders and                     17 - 25
                Notes to Consolidated Financial Statements for the periods ended March 31, 1998

    (27)        Financial Data Schedule                                   44
                for the three months ended March 31, 1998