Form 10-Q
period 1998-06-30
ALLTEL CORP
filed 1998-08-14
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                                 -------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-4996
                                                ------

                               ALLTEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                    34-0868285
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Allied Drive, Little Rock, Arkansas                             72202
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (501) 905-8000
                                                  ------------------------------

--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X     NO
   ---      ---


Number of common shares outstanding as of June 30, 1998:

                                          184,354,525
                                          -----------

The Exhibit Index is located at sequential page 18.
                                               ----

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended June 30, 1998, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three, six and twelve months ended June 30, 1998 and 1997.

           Consolidated Balance Sheets - June 30, 1998 and 1997 and
               December 31, 1997.

           Consolidated Statements of Cash Flows - for the six and twelve months ended June 30, 1998 and 1997.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The total capital structure for ALLTEL Corporation ("ALLTEL" or the "Company") was $4.3 billion at June 30, 1998, reflecting 59 percent common and preferred equity and 41 percent debt. This compares to a capital structure of $4.1 billion at December 31, 1997, reflecting 54 percent common and preferred equity and 46 percent debt. ALLTEL has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

    Cash provided from operations was $397.9 million and $889.8 million for the six and twelve month periods ended June 30, 1998, respectively, compared to $306.3 million and $746.7 million for the same periods in 1997. The increases in the six and twelve month periods reflect growth in the earnings of the Company, decreased working capital requirements and the timing of additional income tax payments associated with gains realized from the sale of a portion of ALLTEL's investment in WorldCom, Inc. common stock, as further discussed below.

    Capital expenditures for the six and twelve month periods of 1998 were $256.8 million and $554.1 million, respectively, compared to $248.3 million and $489.1 million for the same periods in 1997. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to continue to modernize and upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide Personal Communications Services ("PCS") and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $610 million for 1998, which are expected to be funded primarily from internally generated funds.

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

    Cash flows from investing activities for both the six and twelve month periods ended June 30, 1998 include proceeds of $203.3 million primarily related to the sale of a portion of the Company's investment in WorldCom, Inc. common stock. In addition, cash flows from investing activities for the twelve month period ended June 30, 1998 include proceeds of $48.7 million received from the sale of an investment in a software company completed in September 1997. Cash flows from investing activities for the six and twelve month period of 1997 include proceeds of $152.0 million received from the sale of assets, principally consisting of two non-strategic operations. In May 1997, the Company completed the sale of its wire and cable subsidiary, HWC Distribution Corp. ("HWC"), for approximately $45.0 million in cash, and in January 1997, the Company received net proceeds of $104.9 million in connection with the sale of its healthcare operations. The proceeds from these asset sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

    Included in cash flows from financing activities are dividend payments and the repurchase by the Company of its common stock. Common and preferred dividend payments for the six and twelve month periods ended June 30, 1998 were $107.3 million and $210.4 million, respectively, compared to $103.2 million and $202.3 million for the same periods in 1997. The increases in dividend payments in both periods reflect the October 1997 action of the Board of Directors to increase the quarterly common stock dividend rate from $.275 per share to $.29 per share. Under a share repurchase program initiated by ALLTEL in 1996 and expanded in 1997, the Company repurchased approximately 3.9 million of its common shares at a total cost of $137.3 million during the twelve month period ended June 30, 1998. The Company did not repurchase any of its common stock during the first six months of 1998. During the twelve month period ended June 30, 1997, ALLTEL repurchased approximately 3.6 million of its common shares at a total cost of $113.9 million. Of this total, $38.3 million was spent during the first six months of 1997.

    The Company has a $1 billion line of credit under a revolving credit agreement. Borrowings outstanding under this agreement at June 30, 1998 were $93.9 million, compared to $247.9 million that were outstanding at December 31, 1997. Borrowings outstanding under this agreement at June 30, 1997 were $108.8 million. The weighted average interest rate on borrowings outstanding under this agreement at June 30, 1998, was 5.8 percent. As previously discussed, proceeds from the sales of WorldCom, Inc. common stock , the wire and cable operations and the healthcare operations were used primarily to reduce the amount of borrowings outstanding under the revolving credit agreement. The net reduction in revolving credit borrowings for the six and twelve months ended June 30, 1998, represents a portion of the long-term debt retired in those periods. Scheduled long-term debt retirements, net of the revolving credit agreement activity, amounted to $25.9 million and $49.7 million for the six and twelve month periods ended June 30, 1998, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

    Revenues and sales increased $117.6 million or 14 percent, $180.3 million or 11 percent and $228.9 million or 7 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Operating income increased $24.3 million or 14 percent, $34.7 million or 10 percent and $188.7 million or 32 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Growth in revenues and sales in all periods of 1998 was impacted by the sale of HWC. The sale of information services' healthcare operations also impacted revenue and sales growth in the twelve month period of 1998. Operating results for the three, six and twelve month periods ended June 30, 1997, include non-recurring charges to reduce the carrying value of certain assets, as further discussed below. Adjusted to exclude these asset dispositions and write-downs, revenues and sales would have increased $128.9 million or 16 percent, $223.1 million or 14 percent and $406.0 million or 13 percent, and operating income would have increased $7.8 million or 4 percent, $19.3 million or 5 percent and $63.3 million or 9 percent for the three, six and twelve months ended June 30, 1998, respectively. As further discussed below, growth in operating income for all periods of 1998 was impacted by certain start-up costs incurred by the communications segment in an effort to provide new and expanded service offerings.

    Net income increased $23.0 million or 13 percent, $44.9 million or 16 percent and $161.4 million or 41 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Basic earnings per common share increased 15 percent, 18 percent and 44 percent for the three, six and twelve month periods ended June 30, 1998, respectively. In addition to the sales of HWC and the healthcare operations, reported net income and earnings per share amounts were impacted by non-extraordinary, non-recurring items. Excluding the impact in each period of the asset dispositions and the non-extraordinary, non-recurring items discussed below, net income would have increased $9.4 million or 10 percent, $18.8 million or 10 percent and $45.6 million or 12 percent, while basic earnings per share would have increased 12 percent in both the three and six month periods, and 15 percent in the twelve month period ended June 30, 1998.

Net income and earnings per share adjusted for the asset dispositions and the non-extraordinary, non-recurring items are summarized in the following table:


(Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------

                                         Three Months Ended           Six Months Ended        Twelve Months Ended
                                               June 30,                   June 30,                   June 30,
                                         ------------------          -----------------        -------------------
                                          1998         1997          1998         1997         1998          1997
                                          ----         ----          ----         ----         ----          ----

Net income, as reported               $196,898     $173,890      $320,449     $275,598     $552,737      $391,354
Disposition of healthcare and
   wire and cable operations                 -         (181)            -         (838)           -        (6,424)
Non-recurring items, net of tax:
   Provision to reduce carrying
       value of certain assets               -       11,744             -       11,744            -        84,460
   Gain on disposal of assets          (90,189)     (88,105)     (112,462)     (97,326)    (135,031)      (97,326)
                                      --------      -------      --------      -------     --------       -------

Net income, as adjusted               $106,709     $ 97,348      $207,987     $189,178     $417,706      $372,064
                                      ========     ========      ========     ========     ========      ========
-----------------------------------------------------------------------------------------------------------------

Basic earnings per share, as reported    $1.07         $.93         $1.74        $1.47        $2.99         $2.08
Disposition of healthcare and
   wire and cable operations                 -            -             -           -             -          (.03)
Non-recurring items:
   Provision to reduce carrying
       value of certain assets               -          .06             -          .06            -           .44
   Gain on disposal of assets             (.49)        (.47)         (.61)        (.52)        (.73)         (.52)
                                          ----         ----         -----        -----        -----         -----

Basic earnings per share, as adjusted     $.58         $.52         $1.13        $1.01        $2.26         $1.97
                                          ====         ====         =====        =====        =====         =====
-----------------------------------------------------------------------------------------------------------------

The net income and earnings per share impact of the asset dispositions and the non-extraordinary, non-recurring items has been presented as supplemental information only. The non-recurring items reflected in the above table are discussed in reference to the caption in the consolidated statements of income in which they are reported.

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

Gain on Disposal of Assets and Other
------------------------------------
    During the second quarter of 1998, the Company recorded a pretax gain of $148.2 million resulting from the sale of a portion of its investment in WorldCom, Inc. common stock. This gain increased net income $90.2 million or $.49 per share. In the first quarter of 1998, the Company recorded a pretax gain of $36.6 million primarily from the sale of a portion of its investment in WorldCom, Inc. common stock. This gain resulted in an increase of $22.3 million in net income and $.12 in earnings per share.

    During the third quarter of 1997, the Company recorded a pretax gain of $34.4 million primarily related to the sale of its investment in a software company. This gain increased net income $22.6 million or $.12 per share. In the second quarter of 1997, the Company recorded a pretax gain of $156.0 million from the sale of a portion of its investment in WorldCom, Inc. common stock. This transaction resulted in an increase of $88.1 million in net income and $.47 in earnings per share. During the first quarter of 1997, the Company recorded a pretax gain of $16.2 million from the sale of information services' healthcare operations. The net income impact from this transaction resulted in an increase of $9.2 million in net income and $.05 in earnings per share.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireline Operations
--------------------------------------------------------------------------------------------------------------------
                                       Three Months Ended          Six Months Ended           Twelve Months Ended
(Dollars in thousands)                       June 30,                  June 30,                     June 30,
--------------------------------------------------------------------------------------------------------------------
                                         1998         1997          1998         1997            1998           1997
                                         ----         ----          ----         ----            ----           ----

Local service                        $125,472     $115,635      $247,144     $227,525      $  485,707     $  448,695
Network access and long-distance      174,191      156,960       345,837      310,064         683,367        604,306
Miscellaneous                          41,404       38,699        82,533       74,881         162,852        148,901
                                     --------     --------      ---------    --------      -----------    ----------
    Total revenues and sales         $341,067     $311,294      $675,514     $612,470      $1,331,926     $1,201,902
Operating income                     $109,773     $108,638      $225,428     $214,539      $  457,339     $  414,967
--------------------------------------------------------------------------------------------------------------------

    Wireline revenues and sales increased $29.8 million or 10 percent, $63.0 million or 10 percent and $130.0 million or 11 percent for the three, six and twelve months ended June 30, 1998, respectively. Wireline operating income increased $1.1 million or 1 percent, $10.9 million or 5 percent and $42.4 million or 10 percent for the three, six and twelve month periods of 1998, respectively.

    Local service revenues increased $9.8 million or 9 percent, $19.6 million and 9 percent and $37.0 million or 8 percent in the three, six and twelve month periods ended June 30, 1998, respectively. Customer access lines increased more than 6 percent during the past twelve month period, reflecting increased sales of residential and second access lines. Growth in custom calling and other enhanced services revenues also contributed to the increases in local service revenues in all periods of 1998.

    Network access and long-distance revenues increased $17.2 million or 11 percent, $35.8 million or 12 percent and $79.1 million or 13 percent for the three, six and twelve month periods ended June 30, 1998, respectively. The increases in all periods primarily reflect higher volumes of access usage, increased customer access lines and growth in ALLTEL's long-distance operations. During the past twelve month period, the number of long-distance customers grew to 338,306 from 188,868, an increase of 149,438 customers or 79 percent. As a result of this strong growth in customers, the long-distance operations generated growth in operating revenues of $4.4 million, $11.0 million and $28.4 million during the three, six and twelve month periods ended June 30, 1998, respectively.

    On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. On November 6, 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by conducting a rate proceeding after the Company's election of alternative regulation. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and on July 3, 1997, the Georgia Court of Appeals reversed the Superior Court's decision. On July 16, 1997, the Georgia Court of Appeals denied the Company's request to reconsider its decision. On August 5, 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Georgia Court of Appeals' decision be reversed. On February 5, 1998, the Georgia Supreme Court announced it would review the Company's petition. A decision by the Georgia Supreme Court is expected later this year. The Company has not implemented any revenue reductions or established any reserves for refund related to this matter.

    Miscellaneous revenues increased $2.7 million or 7 percent, $7.7 million or 10 percent and $14.0 million or 9 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Sales of wireline equipment and wireline equipment protection plans accounted for $0.8 million, $4.3 million and $12.8 million of the overall increases in miscellaneous revenues for the three, six and twelve month periods of 1998, respectively. Increases in directory advertising and equipment rental revenues also contributed to the growth in miscellaneous revenues in all periods.

    Growth in wireline operating income for all periods of 1998 was impacted by start-up costs incurred by the Company to provide additional communications services including Internet, local competitive access and network management services. ALLTEL has begun to offer local access services in select markets outside its traditional service areas to business customers. Start-up costs related to the new service offerings reduced wireline operating income by approximately $5.7 million, $10.6 million and $12.6 million in the three, six and twelve month periods ended June 30, 1998, respectively. Operating income for all periods of 1998 also reflects higher expenses due to growth in the long-distance operations, as well as increases in depreciation, data processing charges and network-related expenses. Cost of products sold also increased in all periods consistent with the growth in sales of wireline equipment and wireline equipment protection plans noted above.

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

    In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. On July 18, 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") issued its decision and vacated the FCC's pricing rules including the "pick and choose" provisions, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communications services. In responding to petitions for rehearing of its earlier decision, the Eighth Circuit Court ruled on October 14, 1997, that ILECs are not required by the 96 Act to recombine network elements purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court ("Supreme Court") to review two interconnection decisions of the Eighth Circuit Court, and the Supreme Court agreed to review these decisions. Oral arguments are scheduled before the Supreme Court on October 13, 1998.

    On May 7, 1997, the FCC issued regulations relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since ALLTEL's wireline subsidiaries are not price cap regulated companies, the access charge regulations, with few exceptions, are not currently applicable to them. However, the FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return LECs in a manner similar to that earlier adopted for price cap LECs. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge, and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return LECs is expected to be addressed in a subsequent phase of the proceeding. Comments and reply comments on the FCC's proposal are due August 17th and September 17th, respectively. Once the access charge rules for rate-of-return LECs are finalized, ALLTEL will assess the impact, if any, the new rules will have on its wireline operations. Based upon ALLTEL's review of the FCC's regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy is scheduled to change from being based on actual costs to being based on a proxy model. Since the FCC has not yet defined the structure or content of any such proxy model, the impact, if any, of this change in the universal service funding for ALLTEL's wireline subsidiaries cannot be determined at this time. The impact of the FCC's universal service order on ALLTEL's other telecommunications operations continues to be evaluated. Petitions for reconsideration of certain aspects of both the universal service and access charge reform orders are pending at the FCC. In addition, appeals of certain aspects of these orders have also been filed with various federal courts of appeal.

    Because resolution of the regulatory matters discussed above that are currently under FCC and/or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, the Company cannot predict at this time the specific effects that the 96 Act and future competition will have on its wireline subsidiaries.

Communications-Wireless Operations
----------------------------------------------------------------------------------------------------------
                                Three Months Ended           Six Months Ended        Twelve Months Ended
(Dollars in thousands)                June 30,                   June 30,                  June 30,
----------------------------------------------------------------------------------------------------------
                                   1998         1997          1998         1997          1998         1997
                                   ----         ----          ----         ----          ----         ----

Revenues and sales             $154,877     $137,711      $295,506     $261,828      $576,404     $509,969
Operating income               $ 50,171     $ 44,399      $ 91,181     $ 84,087      $186,924     $164,017
----------------------------------------------------------------------------------------------------------

    Wireless revenues and sales increased $17.2 million or 12 percent, $33.7 million or 13 percent and $66.4 million or 13 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Operating income increased $5.8 million or 13 percent, $7.1 million or 8 percent and $22.9 million or 14 percent for the three, six and twelve month periods of 1998, respectively. During the twelve month period ended June 30, 1998, subscriber growth remained strong as the number of wireless customers grew to 1,009,556 from 890,017, an increase of 13 percent. During the first six months of 1998, the Company placed more than 201,000 gross units in service, compared to nearly 188,000 gross units for the same period of 1997. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 11.3 percent as of June 30, 1998. Customer churn (average monthly rate of customer disconnects) was 2.2 percent, 2.3 percent and 2.4 percent for the three, six and twelve months ended June 30, 1998, respectively, compared to 2.1 percent, 2.2 percent and 2.3 percent for the same periods in 1997.

    Wireless revenues and sales increased in all periods primarily due to the growth in its customer base. Increases in local airtime, roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. Growth in revenues and sales for the six and twelve month periods of 1998 was also favorably impacted by decreases in uncollectible revenues, reflecting a reduction in write-offs from bad debts. The increased usage of the Company's network facilities boosted the average revenue per customer per month for the second quarter of 1998 to $51 compared to $49 for the first quarter of 1998. Average revenue per customer per month was $50 and $51 for the six and twelve months ended June 30, 1998, respectively. On a comparative basis, average revenue per customer per month for the three, six and twelve month periods ended June 30, 1997, were $53, $53 and $56, respectively. The declines from 1997 to 1998 in average revenue per customer per month primarily reflect the migration of existing wireless customers to lower rate plans, and the industry-wide trends of decreased roaming revenue rates and continued penetration into lower-usage market segments. During 1997, as a result of increased current and expected future competition in its service areas, the Company increased its offering of monthly service plans which have lower base access rates and include more packaged airtime minutes. The Company expects that average revenue per customer per month will continue to be impacted by reduced roaming rates and by penetration into lower-usage market segments. Accordingly, future revenue growth will be impacted by ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.

    The growth in operating income for all periods of 1998 primarily reflects the increases in revenues and sales noted above. Improved profit margins realized on the sale of wireless equipment and a decline in losses sustained from fraud and bad debts also contributed to the growth in operating income in all periods. The decline in losses from fraud and bad debts resulted primarily from actions taken by the Company during the third quarter of 1996 to implement new technologies to control fraud and to enhance ALLTEL's credit and collection procedures. The Company will continue to invest in new systems and technologies to mitigate the occurrence of fraud. Operating income for all periods also reflects increased expenses for selling and advertising, depreciation and other operating expenses.

Communications-Other

    Other communications services primarily consist of the Company's start-up PCS operations. The Company began providing PCS service in Jacksonville, Florida in March 1998, and ALLTEL expects to begin offering PCS service in other markets later this year. Due to the start-up nature of these operations, other communications services sustained operating losses of $4.6 million, $5.6 million and $7.0 million for the three, six and twelve month periods ended June 30, 1998, respectively.


Information Services
----------------------------------------------------------------------------------------------------------------
                                     Three Months Ended          Six Months Ended          Twelve Months Ended
(Dollars in thousands)                    June 30,                    June 30,                   June 30,
----------------------------------------------------------------------------------------------------------------
                                       1998         1997          1998         1997            1998         1997
                                       ----         ----          ----         ----            ----         ----

Revenues and sales                 $297,191     $247,613      $564,052     $464,777      $1,072,648     $963,690
Operating income                   $ 39,404     $ 35,739      $ 76,267     $ 69,403      $  152,086     $ 71,391
----------------------------------------------------------------------------------------------------------------

    Information services' revenues and sales increased $49.6 million or 20 percent, $99.3 million or 21 percent and $109.0 million or 11 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Growth in revenues and sales for the twelve month period was impacted by the sale of the healthcare operations completed in January 1997. Excluding the sold healthcare operations, revenues and sales would have increased $172.0 million or 19 percent in the twelve month period ended June 30, 1998. Revenues and sales increased in all periods of 1998, primarily due to growth in the financial services, international and telecommunications outsourcing operations, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. The increases in revenues and sales in both periods were partially offset by contract terminations due primarily to the merger and consolidation activity in the domestic financial services market. The domestic financial services industry continues to experience consolidation due to mergers.

    Operating income increased $3.7 million or 10 percent, $6.9 million or 10 percent and $80.7 million or 113 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Operating income for the twelve month period ended June 30, 1997, was adversely impacted by the $75.0 million write-down in the carrying value of software and certain other assets during the third quarter of 1996, as previously discussed. Excluding the impact of the asset write-downs and the sold healthcare operations, operating income would have increased $12.2 million or 9 percent for the twelve months ended June 30, 1998. The increases in operating income for all periods of 1998 reflect the growth in revenues and sales noted above, as well as, improved profit margins realized from the international financial services business. The increases in operating income in all periods attributable to revenue growth and increased profitability of the international operations were partially offset by lower margins realized by the telecommunications operations. The decrease in telecommunications operating margins reflects increases in depreciation and amortization expense and increases in software maintenance and other operating costs. Depreciation and amortization expense increased in both periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

Product Distribution Operations
-------------------------------------------------------------------------------------------------------------
                                    Three Months Ended          Six Months Ended         Twelve Months Ended
(Dollars in thousands)                   June 30,                    June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------
                                       1998        1997          1998         1997          1998         1997
                                       ----        ----          ----         ----          ----         ----

Revenues and sales                 $111,277     $92,414      $193,050     $200,004      $352,748     $413,824
Operating income                   $  4,874     $ 4,213      $  8,455     $  8,630      $ 13,782     $ 19,169
-------------------------------------------------------------------------------------------------------------

    Product distribution's revenues and sales increased $18.9 million or 20 percent, decreased $7.0 million or 3 percent and decreased $61.1 million or 15 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Operating income increased $0.7 million or 16 percent, decreased $0.2 million or 2 percent and decreased $5.4 million or 28 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Revenues and sales and operating income for all periods of 1997 include the operating results of HWC, which was sold in May 1997, as previously discussed. Excluding the impact of HWC's operations in each period, revenues and sales would have increased $30.2 million or 37 percent, $35.9 million or 23 percent and $53.0 million or 18 percent, while operating income would have increased $1.0 million or 26 percent, increased $1.3 million or 18 percent and decreased $0.1 million or 1 percent for the three, six and twelve month periods ended June 30, 1998, respectively.

    Excluding the impact of HWC's operations, revenues and sales would have increased in all periods of 1998 primarily due to growth in sales of telecommunications and data products to both affiliated and non-affiliated customers, including increased retail sales of these products at the Company's counter showrooms. Sales to affiliates increased in all periods primarily due to additional purchases made by the Company's wireless subsidiaries, reflecting expansion of ALLTEL Supply's product lines to include wireless equipment.

    Excluding the impact of HWC's operations, operating income would have increased in the three and six month periods of 1998 primarily due to the increases in revenues and sales noted above. Growth in operating income for all periods of 1998 was impacted by lower gross profit margins, reflecting increased competition from other distributors and from direct sales by manufacturers, a reduction in product cost rebates received from vendors, and a reduction in margins earned on affiliated sales. Although revenues and sales net of the HWC operations increased in the twelve month period of 1998, operating income decreased due to the impact of the lower gross profit margins discussed above, and due to increased selling and marketing expenses. The increase in selling and marketing expenses reflects additional costs incurred by the Company to open several new counter showroom facilities during the last six months of 1997.

Other Operations
-----------------------------------------------------------------------------------------------------
                               Three Months Ended       Six Months Ended         Twelve Months Ended
(Dollars in thousands)              June 30,                 June 30,                  June 30,
-----------------------------------------------------------------------------------------------------
                                 1998        1997         1998        1997          1998         1997
                                 ----        ----         ----        ----          ----         ----

Revenues and sales            $30,080     $27,848      $53,332     $62,106      $110,106     $125,499
Operating income              $ 2,457     $ 1,783      $ 4,215     $ 4,711      $  8,292     $ 10,444
-----------------------------------------------------------------------------------------------------

    Other operations revenues and sales increased $2.2 million or 8 percent, decreased $8.8 million or 14 percent and decreased $15.4 million or 12 percent for the three, six and twelve month periods ended June 30, 1998, respectively. Operating income increased $0.7 million or 38 percent, decreased $0.5 million or 11 percent and decreased $2.2 million or 21 percent for the three, six and twelve month periods ended June 30, 1998, respectively.

    Revenues and sales for other operations increased in the three month period primarily due to an increase in national yellow page advertising revenues. The decreases in revenues and sales in the six and twelve month periods primarily reflect the loss of one large directory publishing contract. In addition, other operations' revenues and sales decreased in the twelve month period due to a reduction in the number of directories published, as 19 fewer directories were published during the twelve month period ended June 30, 1998, as compared to the corresponding twelve month period of 1997. The changes in operating income for the three, six and twelve month periods of 1998 reflect the changes in directory publishing revenues noted above.

-----------------------------------------------------------------------------------------------------
                                 Three Months Ended        Six Months Ended       Twelve Months Ended
(Dollars in thousands)                 June 30,                 June 30,                 June 30,
-----------------------------------------------------------------------------------------------------
                                   1998        1997         1998        1997         1998        1997
                                   ----        ----         ----        ----         ----        ----

Corporate expenses               $5,568     $22,613      $11,941     $27,986      $29,749     $87,034
-----------------------------------------------------------------------------------------------------

    Corporate expenses decreased $17.0 million or 75 percent, $16.0 million or 57 percent and $57.3 million or 66 percent for the three, six and twelve month periods ended June 30, 1998, respectively. As previously discussed, corporate expenses for the three and six month periods ended June 30, 1997 include the write-down of $16.9 million to reflect the fair value less cost to sell the HWC operations recorded in the second quarter of 1997. In addition, corporate expenses for the twelve month period of 1997 also includes the $45.3 million write-down in the carrying value of goodwill related to HWC recorded in third quarter of 1996. Excluding the impact of these write-downs in each period, corporate expenses would have decreased $0.2 million or 3 percent, increased $0.8 million or 7 percent and increased $4.9 million or 20 percent for the three, six and twelve month periods ended June 30, 1998. Net of the write-downs, the increases in corporate expenses in both the six and twelve month periods reflect increases in advertising and employee benefit costs.

OTHER FINANCIAL STATEMENT ITEMS

Other Income, Net
-----------------

    Other income, net increased $3.6 million or 602 percent, $9.3 million or more than 1000 percent and $12.3 million or 570 percent for the three, six and twelve month periods ended June 30, 1998, respectively. The increases in all periods reflect increased capitalized interest costs and growth in equity income recognized by the Company on its investments in wireless partnerships, partially offset by an increase in the minority interest in earnings of the Company's wireless operations by others. The increases in capitalized interest costs in all periods of 1998 reflect the acquisition of the PCS licenses, as interest related to the license cost is capitalized for those markets not yet operational.

Interest Expense
----------------

    Interest expense increased $0.5 million or 2 percent, $2.0 million or 3 percent and $3.7 million or 3 percent for the three, six and twelve month periods ended June 30, 1998, respectively. The increases in interest expense in all periods reflect increases in both the average amount of borrowings outstanding and weighted average borrowing rates applicable to the Company's revolving credit agreement, partially offset by decreased interest on other long-term debt due to a reduction in outstanding balances as a result of scheduled maturity payments.

Income Taxes
------------

    Income tax expense decreased $3.5 million or 3 percent, increased $9.6 million or 5 percent and increased $82.9 million or 34 percent for the three, six and twelve month periods ended June 30, 1998, respectively. The changes in income tax expense in all periods primarily reflect the tax-related impact of the various non-recurring items previously discussed. Excluding the impact on tax expense of these non-recurring items in each period, income tax expense would have increased $1.3 million or 2 percent, $7.1 million or 6 percent and $21.0 million or 9 percent in the three, six and twelve month periods ended June 30, 1998, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring items.

Average Common Shares Outstanding
---------------------------------

    The average number of common shares outstanding decreased 1 percent in both the three and six month periods ended June 30, 1998, and decreased 2 percent in the twelve month period June 30, 1998. The decreases in all periods were primarily due to the Company's repurchase of its common stock on the open market, partially offset by additional shares issued in connection with the acquisition of a wireline property in the State of Georgia and by additional shares issued under the Company's stock option plans.

Merger Agreement
----------------

    Effective July 1, 1998, ALLTEL completed its merger with 360 Communications Company ("360") under a definitive merger agreement entered into on March 16, 1998. The stockholders of each company approved the merger at special meetings held on June 23, 1998. 360 provides wireless voice and data telecommunications services to more than 2.7 million customers in 15 states. 360 also markets residential long-distance and paging services in the states in which it provides wireless services. The merged company has $8.9 billion in assets, $12 billion in market capitalization, serves more than 5.6 million communications customers in 22 states and operates more than 700 retail outlets. The combined company employs more than 20,000 people worldwide and has more than 1,000 information services clients in 48 countries.

    Under   terms  of  the   merger  agreement,   360   became  a   wholly-owned
subsidiary of ALLTEL, and each outstanding share of 360 common stock was converted into the right to receive .74 shares of ALLTEL common stock. Accordingly, ALLTEL issued in aggregate 89.9 million shares to former stockholders of 360. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Post-merger financial statements reporting the combined operating results of ALLTEL and 360 will first be presented as of and for the interim periods ended September 30, 1998 and 1997. Annual and interim financial statements of ALLTEL for periods prior to the merger will be restated to reflect the merger transaction. Supplemental financial information for the interim periods ended June 30, 1998 and 1997 is disclosed in Note 2 to the Unaudited Consolidated Financial Statements included in Exhibit 19 to this Form 10-Q.

Other Financial Information
---------------------------

    During the first six months of 1998, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. ALLTEL has not yet quantified the impacts of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

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

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

     The Company's 1998 Annual Meeting of Stockholders was held on April 23, 1998. At the meeting, the following items were submitted to a vote of stockholders:

        (1) The election of four directors, constituting the class of the Company's Board of Directors, who will serve a three-year term expiring at the 2001 Annual Meeting of Stockholders:

                Nominee                         Votes For        Votes Withheld
                -------                         ---------        --------------
                Michael D. Andreas             158,683,891          1,780,586
                Lawrence L. Gellerstedt III    159,228,729          1,235,748
                Emon A. Mahoney, Jr.           159,273,879          1,190,598
                Ronald Townsend                159,200,670          1,263,807

        (2) A stockholder proposal to amend ALLTEL's Shareholders Rights Plan was not adopted with 56,922,321 votes for, 85,505,042 votes against and 2,691,120 abstentions. Broker non-votes related to this proposal totaled 15,345,994.

     The Company held a Special Meeting of Stockholders on June 23, 1998. At the meeting, the following items were submitted to a vote of stockholders:

        (1) Proposal to approve the issuance of ALLTEL common stock, par value $1.00 per share, pursuant to an Agreement and Plan of Merger dated March 16, 1998, by and among ALLTEL, Pinnacle
                Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ALLTEL, and 360 Communications Company, a Delaware corporation, and the transactions contemplated thereby. The proposal was approved with 146,166,604 votes for, 1,427,797 votes against and 691,991 abstentions. Broker non-votes related to this proposal totaled 15,749,572.

        (2) Proposal to amend the restated Certificate of Incorporation of ALLTEL to increase from 500,000,000 to 1,000,000,000 the number of shares of ALLTEL common stock authorized to be issued from time to time by the Company. The proposal was approved with 155,979,065 votes for, 7,343,141 votes against and 713,758 abstentions.

        (3) Proposal to approve the ALLTEL 1998 Equity Incentive Plan. The proposal was approved with 120,248,214 votes for, 42,222,701 votes against and 1,562,246 abstentions.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

        (a) See the exhibits specified on the Index of Exhibits located at Page 18.

        (b)     Reports on Form 8-K:

                Current Report on Form 8-K dated April 21, 1998, reporting under
                Item 5, Other Events, the Company's Press Release announcing its first quarter results from operations.

                Current Report on Form 8-K dated June 23, 1998,  reporting under
                Item 5, Other Events, the Company's Press Release announcing that the stockholders of ALLTEL and 360 Communications Company ("360") had approved the merger of the two companies, and that the Federal Communications Commission also had approved the merger transaction.

                Current Report on Form 8-K dated June 30, 1998,  reporting under
                Item 2, Acquisition or Disposition of Assets, the Company's Press Release announcing that ALLTEL and 360 had completed their merger effective July 1, 1998. The required historical financial statements of 360 required pursuant to Rule 3-05 of Regulation S-X and the pro forma financial information required pursuant to Article 11 of Regulation S-X will be filed by amendment not later than 60 days after the date this Form 8-K was required to be filed.

                No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ALLTEL CORPORATION
                             ----------------------
                                  (Registrant)



                              /s/ Dennis J. Ferra
                             ----------------------
                                  Dennis J. Ferra
                                  Senior Vice President and
                                    Chief Administrative Officer
                                  (Principal Financial Officer)
                                  August 14, 1998

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                             Sequential
Exhibit No.                  Description                               Page No.
-----------                  -----------                              ----------

(10)(f)(5)           ALLTEL Corporation 1998 Management Deferred       27 - 49
                     Compensation Plan, effective June 23, 1998

(10)(f)(6)           ALLTEL Corporation 1998 Directors' Deferred       50 - 69
                     Compensation Plan, effective June 23, 1998

   (19)              Interim Report to Stockholders and                19 - 26
                     Notes to Consolidated Financial Statements for the periods ended June 30, 1998

   (27)              Financial Data Schedule                             70
                     for the three months ended June 30, 1998