Form 10-Q
period 1998-09-30
ALLTEL CORP
filed 1998-11-13
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                               ------------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4996
                                                 ------

                               ALLTEL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            34-0868285
-------------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    One Allied Drive, Little Rock, Arkansas                       72202
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code         (501) 905-8000
                                                             ------------------

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
YES    X        NO
     -----          -----

Number of common shares outstanding as of September 30, 1998:

                                           274,428,563
                                           -----------

The Exhibit Index is located at sequential page 19 .
                                               ----

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended September 30, 1998, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three, nine and twelve months ended September 30, 1998 and 1997.

           Consolidated Balance Sheets - September 30, 1998 and 1997 and
                     December 31, 1997.

           Consolidated Statements of Cash Flows - for the nine and twelve months ended September 30, 1998 and 1997.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 1998 and 1997, and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

    Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company's ability to change its pricing for communications services; the possible future unavailability of SFAS 71 to the Company's wireline subsidiaries; continuing consolidation in certain industries, such as banking, served by the Company's information services business; the risks associated with relatively large, multi-year contracts in the Company's information services business; and higher than anticipated expenditures associated with the Company's Year 2000 efforts. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

COMPLETION OF MERGER

    On July 1, 1998, ALLTEL completed its merger with 360 Communications
Company ("360"). The merger was accounted for as a pooling of interests;
and accordingly, all prior period financial information has been restated to include the 360 operations. The financial statements presented include certain eliminations and reclassification adjustments to conform the accounting and financial reporting policies of ALLTEL and 360. See note 2 to the unaudited consolidated financial statements for additional information regarding the merger transaction. As further discussed below, results for the third quarter were affected by merger and integration expenses and other non-recurring and unusual items.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

    Revenues and sales increased $186.7 million or 16 percent, $457.7 million or 14 percent and $548.7 million or 12 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Growth in revenues and sales in the nine and twelve month periods of 1998 was impacted by the sale of the Company's wire and cable subsidiary, HWC Distribution Corp. ("HWC"). The sale of information services' healthcare operations also impacted revenues and sales growth in the twelve month period of 1998. Adjusted to exclude the sold operations, revenues and sales would have increased $500.6 million or 15 percent and $658.1 million or 15 percent in the nine and twelve months ended
September 30, 1998.

    Operating income decreased $262.6 million or 95 percent, $161.9 million or 22 percent and $115.0 million or 12 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. As further discussed below, operating income for all periods of 1998 was affected by merger and integration expenses and other non-recurring charges to reduce the carrying value of certain assets. The sales of the HWC and healthcare operations also impacted operating income growth in the nine and twelve month periods of 1998. Adjusted to exclude the results from operations for the asset dispositions, merger and integration expenses and asset write-downs, operating income would have increased $44.4 million or 16 percent, $129.6 million or 17 percent and $183.7 million or 19 percent for the three, nine and twelve months ended September 30, 1998, respectively.

    In addition to reflecting the third quarter merger and integration expenses and asset write-downs, reported net income and earnings per share amounts for all periods of 1998 include gains realized from the sale of certain investments. As a result of the impact of all non-recurring and unusual items, reported net income decreased $178.9 million or 119 percent, $84.1 million or 18 percent and $54.8 million or 10 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Basic earnings per common share also decreased 118 percent, 18 percent and 9 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Excluding the impact in each period of the asset dispositions and non-recurring and unusual items, net income would have increased $29.0 million or 23 percent, $81.3 million or 23 percent and $114.5 million or 26 percent, while basic earnings per share would have increased 24 percent, 25 percent and 28 percent in the three, nine and twelve month periods ended September 30, 1998, respectively.

Net income and basic earnings per share adjusted for the asset dispositions and the non-extraordinary, non-recurring and unusual items are summarized in the following table:

(Dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended           Nine Months Ended         Twelve Months Ended
                                              September 30,                September 30,              September 30,
                                           -------------------         --------------------       --------------------
                                               1998       1997            1998         1997           1998        1997
Net income (loss), as reported             $(27,975)  $150,943         $373,713    $457,793       $505,301    $560,094
Disposition of healthcare and
   wire and cable operations                      -          -                -        (838)             -      (4,726)
Non-recurring and unusual items:
   Merger and integration expenses
       and provision to reduce
       carrying value of certain assets     234,600          -          234,600      11,744        234,600      11,744
   Gain on disposal of assets               (49,233)   (22,569)        (179,770)   (121,485)      (179,770)   (121,485)
                                           --------   --------         --------    --------       --------    --------
Net income, as adjusted                    $157,392   $128,374         $428,543    $347,214       $560,131    $445,627
                                           ========   ========         ========    ========       ========    ========
----------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share,
   as reported                                $(.10)      $.55            $1.36       $1.65          $1.84       $2.02
Disposition of healthcare and
   wire and cable operations                      -          -                -           -              -        (.02)
Non-recurring and unusual items:
Merger and integration expenses
       and provision to reduce
       carrying value of certain assets         .85          -              .85         .04            .85         .04
   Gain on disposal of assets                  (.18)      (.09)            (.65)       (.44)          (.65)       (.44)
                                              -----       ----            -----       -----          -----       -----
Basic earnings per share, as adjusted         $ .57       $.46            $1.56       $1.25          $2.04       $1.60
                                              =====       ====            =====       =====          =====       =====
----------------------------------------------------------------------------------------------------------------------

The net income and basic earnings per share impact of the asset dispositions and the non-recurring and unusual items has been presented as supplemental information only. The non-recurring items reflected in the above table are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Merger and Integration Expenses and Provision to Reduce Carrying Value of
-------------------------------------------------------------------------
Certain Assets
--------------

    During the third quarter of 1998, the Company recorded transaction costs and one-time charges totaling $307 million related to the closing of its merger with 360 and to changes in a customer care and billing contract with a major customer. The merger and integration expenses, which total $252 million on a pretax basis, include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a write-down in the carrying value of certain in-process software development assets, costs associated with the early termination of certain service obligations and a write-down in the carrying value of certain assets resulting from a revised Personal Communications Services ("PCS") deployment plan. In addition, the Company recorded a $55 million charge related to its contract with GTE Corporation ("GTE"). Due to its pending merger with Bell Atlantic Corporation, GTE has re-evaluated its billing and customer care requirements and has modified its billing conversion plans and will purchase certain software usage rights and processing services from ALLTEL for an interim period. The net income impact of these transaction and one-time charges decreased net income $234.6 million or $.85 per share in the three, nine and twelve month periods ended September 30, 1998.

    During the second quarter of 1997, the Company recorded a pretax write-down of $16.9 million to reflect the fair value less cost to sell its wire and cable subsidiary, HWC. The net income impact of this write-down resulted in a decrease in net income of $11.7 million or $.04 per share in the nine and twelve month periods ended September 30, 1997.

Gain on Disposal of Assets and Other
------------------------------------

    During the third quarter of 1998, the Company recorded a pretax gain of $80.9 million from the sale of a portion of its investment in MCI WorldCom, Inc. ("MCI WorldCom") common stock. This gain increased net income $49.2 million or $.18 per share in the three month period ended September 30, 1998. In addition to including this gain, the nine and twelve month periods of 1998 also include pretax gains of $184.8 million resulting from additional sales of MCI WorldCom common stock completed in the first and second quarters of 1998, and a pretax gain of $30.5 million resulting from the sale of the Company's ownership interest in a cellular partnership serving the Omaha, Nebraska market. The gains from the transactions recorded during the first two quarters of 1998 resulted in an increase in net income of $130.6 million or $.47 in earnings per share.

    During the third quarter of 1997, the Company recorded a pretax gain of $34.4 million primarily related to the sale of its investment in a software company. This gain increased net income $22.6 million or $.09 per share. In the second quarter of 1997, the Company recorded a pretax gain of $156.0 million from the sale of a portion of its investment in MCI WorldCom common stock. This transaction resulted in an increase of $88.1 million in net income and $.31 in earnings per share. During the first quarter of 1997, the Company recorded a pretax gain of $16.2 million from the sale of information services' healthcare operations. In addition, the Company recorded a pretax gain of $3.0 million from the divestiture of its ownership interest in two unconsolidated cellular partnerships. These first quarter transactions increased net income $10.8 million or $.04 per share.

See notes 3 and 4 to the unaudited consolidated financial statements for additional information regarding the merger and integration expenses and other non-recurring and unusual items recorded during 1998.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations
---------------------------------------------------------------------------------------------------------------------
                                   Three Months Ended             Nine Months Ended             Twelve Months Ended
(Dollars in thousands)                 September 30,                September 30,                   September 30,
---------------------------------------------------------------------------------------------------------------------
                                    1998         1997             1998            1997            1998           1997
                                    ----         ----             ----            ----            ----           ----
Revenues and sales              $554,738     $473,057       $1,575,308      $1,359,339      $2,054,513     $1,774,053
Operating income                $177,246     $134,920       $  452,162      $  342,229      $  570,386     $  424,967
---------------------------------------------------------------------------------------------------------------------

    Wireless revenues and sales increased $81.7 million or 17 percent, $216.0 million or 16 percent and $280.5 million or 16 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Operating income increased $42.3 million or 31 percent, $109.9 million or 32 percent and $145.4 million or 34 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. During the past twelve month period, subscriber growth remained strong as the number of wireless customers grew to 3,862,871 from 3,366,757, an increase of 15 percent. During the first nine months of 1998, the Company placed more than 1,029,000 gross units in service, compared to nearly 985,000 gross units for the same period of 1997. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 11.6 percent as of September 30, 1998. Customer churn (average monthly rate of customer disconnects) increased slightly and was 2.2 percent, 2.1 percent and 2.1 percent for the three, nine and twelve months ended September 30, 1998, respectively, compared to 2.0 percent for each of the same three periods in 1997.

    Wireless revenues and sales increased in all periods primarily due to the growth in the Company's customer base. Increases in local airtime, roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. The increased usage of the Company's network facilities boosted the average revenue per customer per month for the third quarter of 1998 to $49 compared to $48 for the third quarter of 1997. Average revenue per customer per month was $48 and $47 for the nine and twelve months ended September 30, 1998, respectively. On a comparative basis, average revenue per customer per month was $48 for both the nine and twelve month periods ended September 30, 1997. Growth in average revenue per customer per month for all periods of 1998 was affected by the industry-wide trends of decreased roaming revenue rates and continued penetration into lower-usage market segments. The Company expects these trends to continue. In addition, the growth rate of new customers is expected to decline as the Company's wireless customer base grows. Accordingly, future revenue growth will be dependent upon ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.

    The growth in operating income for all periods of 1998 primarily reflects the increases in revenues and sales noted above. Improved margins realized on the sale of wireless equipment, a reduction in branding and other advertising costs and a decline in losses sustained from fraud also contributed to the growth in operating income in all periods. Partially offsetting these increases in operating income in all periods were increases in sales commissions, customer service-related expenses, and general administrative expenses consistent with the overall growth in revenues and sales. In addition, depreciation and amortization expense increased in all periods primarily due to growth in wireless plant in service. The reduction in branding and other advertising costs reflects savings realized as a result of the merger, as the Company ceased promotion of the 360 brand name during the third quarter. The decline in losses sustained from fraud reflects the Company's continuing efforts to control unauthorized usage of its customers' wireless telephone numbers that results in unbillable fraudulent roaming activity.

    Cost to acquire a new wireless customer was $254, $286 and $282 for the three, nine and twelve month periods ended September 30, 1998, respectively, compared to $281, $280 and $282 for the same periods of 1997. The significant decrease in the cost to acquire a new customer in the three month period was primarily due to the reduction in branding and advertising costs noted above, as well as distributing costs over a larger number of customers acquired when compared to the corresponding prior year period. The increase in the cost to acquire a new customer in the nine month period primarily resulted from increased commissions paid to national dealers, reflecting increased sales from external distribution channels. Although the Company intends to continue to utilize its large dealer network, the Company has expanded its internal sales distribution channels to include its own retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, the Company intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels.

Communications-Wireline Operations
---------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended         Nine Months Ended           Twelve Months Ended
(Dollars in thousands)                       September 30,             September 30,                September 30,
---------------------------------------------------------------------------------------------------------------------
                                             1998        1997          1998         1997            1998         1997
                                             ----        ----          ----         ----            ----         ----
Local service                            $148,624    $135,721      $432,865     $396,109      $  572,610   $  524,925
Network access and long-distance          160,160     154,667       473,750      450,785         632,325      592,392
Miscellaneous                              22,775      22,083        69,735       65,881          92,608       89,127
                                         --------    --------      --------     --------      ----------   ----------
    Total revenues and sales             $331,559    $312,471      $976,350     $912,775      $1,297,543   $1,206,444
Operating income                         $115,483    $113,278      $347,841     $329,527      $  468,299   $  430,822
---------------------------------------------------------------------------------------------------------------------

    Wireline revenues and sales increased $19.1 million or 6 percent, $63.6 million or 7 percent and $91.1 million or 8 percent for the three, nine and twelve months ended September 30, 1998, respectively. Wireline operating income increased $2.2 million or 2 percent, $18.3 million or 6 percent and $37.5 million or 9 percent for the three, nine and twelve month periods ended September 30, 1998, respectively.

    Local service revenues increased $12.9 million or 10 percent, $36.8 million or 9 percent and $47.7 million or 9 percent in the three, nine and twelve month periods ended September 30, 1998, respectively. Customer access lines increased more than 6 percent during the past twelve month period, including the sales of residential and second access lines. Growth in custom calling and other enhanced services revenues also contributed to the increases in local service revenues in all periods of 1998.

    Network access and long-distance revenues increased $5.5 million or 4 percent, $23.0 million or 5 percent and $39.9 million or 7 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. The increases in all periods primarily reflect higher volumes of access usage and growth in customer access lines. These increases were partially offset by a reduction in intrastate toll revenues.

    Miscellaneous revenues increased $0.7 million or 3 percent, $3.8 million or 6 percent and $3.5 million or 4 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. The increases in all periods reflect increases in directory advertising and equipment rental revenues.

    As more fully discussed in note 8 to the unaudited interim consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by ordering the rate reductions. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals (the "Appellate Court") reversed the Superior Court's decision. The Company appealed the Appellate Court's decision to the Georgia Supreme Court. On October 5, 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to order the rate reductions. The case will now return to the Superior Court for a hearing on the merits and provide ALLTEL the opportunity to challenge the Georgia PSC's order by asserting a number of additional federal and state constitutional and other legal grounds. Since the Company believes that it will prevail in this case, the Company has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.

    Operating income for the three month period reflects the increases in wireline operating revenues and sales, partially offset by increases in data processing charges, network-related expenses, depreciation and amortization, and general administrative expenses. Depreciation and amortization expense increased in the three month period primarily due to growth in wireline plant in service. The growth in wireline operating income for the nine and twelve month periods of 1998 primarily reflects the increases in revenues and sales noted above.

    ALLTEL's wireline subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation,

ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

    In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. On July 18, 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") issued its decision and vacated the FCC's pricing rules including the "pick and choose" provisions, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communications services. In responding to petitions for rehearing of its earlier decision, the Eighth Circuit Court ruled on October 14, 1997, that ILECs are not required by the 96 Act to recombine network elements purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court ("Supreme Court") to review two interconnection decisions of the Eighth Circuit Court, and the Supreme Court agreed to review these decisions. Oral arguments were held before the Supreme Court on October 13, 1998.

    In May 1997, the FCC issued regulations relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since ALLTEL's wireline subsidiaries are not price cap regulated companies, the access charge regulations, with few exceptions, are not currently applicable to them. However, the FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return LECs in a manner similar to that earlier adopted for price cap LECs. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge, and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return LECs is expected to be addressed in a subsequent phase of the proceeding. Comments and reply comments on the FCC's proposal were filed August 17th and September 17th, respectively. Once the access charge rules for rate-of-return LECs are finalized, ALLTEL will assess the impact, if any, the new rules will have on its wireline operations. Based upon ALLTEL's review of the FCC's regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy is scheduled to change from being based on actual costs to being based on a proxy model. Since the FCC has not yet determined the content of any such proxy model, the impact, if any, of this change in the universal service funding for ALLTEL's wireline subsidiaries cannot be determined at this time. The impact of the FCC's universal service order on ALLTEL's other telecommunications operations continues to be evaluated. Appeals of certain aspects of the universal service order are before the U.S. Fifth Circuit Court of Appeals.

    On October 5, 1998, the FCC began a proceeding to consider a represcription of the authorized rate of return for the interstate access services of approximately 1,300 ILECs, including ALLTEL's wireline subsidiaries. The currently prescribed rate of return is 11.25 percent. The purpose of the FCC's proceeding is to determine whether the prescribed rate of return corresponds to current market conditions and whether the rate should be changed. A decision by the FCC related to this matter is not expected until 1999.

    As resolution of the regulatory matters discussed above that are currently under FCC and/or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects that the 96 Act and future competition will have on its wireline operations.

Communications-Emerging Businesses
-------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended          Nine Months Ended            Twelve Months Ended
(Dollars in thousands)                   September 30,               September 30,                 September 30,
-------------------------------------------------------------------------------------------------------------------
                                        1998         1997           1998         1997            1998          1997
                                        ----         ----           ----         ----            ----          ----
Revenues and sales                  $ 28,168      $13,544       $ 68,803     $ 33,410        $ 87,395      $ 39,193
Operating loss                      $(12,712)     $(6,478)      $(29,881)    $(17,981)       $(34,049)     $(22,587)
-------------------------------------------------------------------------------------------------------------------

    Emerging businesses consist of the Company's long-distance, competitive local exchange carrier ("CLEC"), Internet access, network management and PCS operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. The Company began providing PCS service in Jacksonville, Florida in March 1998, and ALLTEL expects to begin offering PCS service in other markets in the near future. ALLTEL has begun to offer local access and network management services in select markets outside its traditional service areas to business customers.

    Emerging businesses' revenues and sales increased $14.6 million or 108 percent, $35.4 million or 106 percent and $48.2 million or 123 percent for the three, nine and twelve month periods ended September 30, 1998. The growth in revenues and sales in all periods primarily reflects growth in the long-distance operations. Due to the start-up nature of these operations, operating losses sustained by emerging businesses increased $6.2 million or 96 percent, $11.9 million or 66 percent and $11.5 million or 51 percent for the three, nine and twelve month periods of 1998, respectively.

Information Services
-------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended          Nine Months Ended           Twelve Months Ended
(Dollars in thousands)                   September 30,               September 30,                September 30,
-------------------------------------------------------------------------------------------------------------------
                                         1998        1997           1998         1997             1998         1997
                                         ----        ----           ----         ----             ----         ----
Revenues and sales                   $292,169    $244,256       $856,221     $710,003       $1,120,369     $964,663
Operating income                     $ 40,417    $ 34,944       $116,609     $104,202       $  157,335     $147,420
-------------------------------------------------------------------------------------------------------------------

    Information services' revenues and sales increased $47.9 million or 20 percent, $146.2 million or 21 percent and $155.7 million or 16 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Growth in revenues and sales for the twelve month period was impacted by the sale of the healthcare operations completed in January 1997. Excluding the sold healthcare operations, revenues and sales would have increased $189.1 million or 20 percent in the twelve month period ended September 30, 1998. Revenues and sales increased in all periods of 1998, primarily due to growth in the financial services, international and telecommunications outsourcing operations, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. The increases in revenues and sales in both periods were partially offset by lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market. The domestic financial services industry continues to experience consolidation due to mergers.

    Operating income increased $5.5 million or 16 percent, $12.4 million or 12 percent and $9.9 million or 7 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Excluding the impact of the sold healthcare operations, operating income would have increased $15.2 million or 11 percent for the twelve months ended September 30, 1998. The increases in operating income for all periods of 1998 reflect the growth in revenues and sales noted above, additional fees collected from the early termination of contracts and improved profit margins realized from the international financial services business. The increases in operating income in all periods attributable to revenue growth, termination fees and increased profitability of the international operations were partially offset by lower margins realized by the telecommunications operations. The decrease in telecommunications operating margins reflects increases in depreciation and amortization expense and increases in software maintenance and other operating costs.

Depreciation and amortization expense increased in both periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

Other Operations
--------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended          Nine Months Ended            Twelve Months Ended
(Dollars in thousands)                   September 30,              September 30,                  September 30,
--------------------------------------------------------------------------------------------------------------------
                                         1998        1997           1998         1997             1998          1997
                                         ----        ----           ----         ----             ----          ----
Revenues and sales                   $178,593    $109,517       $425,155     $371,747         $532,330      $502,463
Operating income                     $  6,975    $  5,249       $ 19,242     $ 18,187         $ 22,994      $ 25,596
--------------------------------------------------------------------------------------------------------------------

    Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $69.1 million or 63 percent, $53.4 million or 14 percent and $29.9 million or 6 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Operating income increased $1.7 million or 33 percent, increased $1.1 million or 6 percent and decreased $2.6 million or 10 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. Revenues and sales and operating income for the nine and twelve month periods of 1997 include the operating results of HWC, which was sold in May 1997, as previously discussed. Excluding the impact of the HWC operations in each period, revenues and sales would have increased $96.3 million or 29 percent and $105.9 million or 25 percent, while operating income would have increased $2.5 million or 15 percent and $0.7 million or 3 percent for the nine and twelve month periods ended September 30, 1998, respectively.

    Revenues and sales increased in all periods of 1998 primarily due to growth in sales of telecommunications and data products to both affiliated and non-affiliated customers, including increased retail sales of these products at the Company's counter showrooms. Sales to affiliates increased $60.5 million, $76.1 million and $80.8 million in the three, nine and twelve month periods ended September 30, 1998. The increases in affiliate sales in all periods was primarily due to additional purchases made by the Company's wireless subsidiaries, reflecting the merger with 360 and the expansion of ALLTEL Supply's product lines to include wireless equipment. The increases in other operations' revenues and sales in the nine and twelve month periods of 1998 attributable to ALLTEL Supply's operations were partially offset by decreases in directory publishing revenues, primarily reflecting the loss of one large directory publishing contract.

    Operating income increased in the three and nine month periods of 1998 primarily due to the increases in revenues and sales noted above. Growth in other operations' operating income for all periods of 1998 was impacted by lower gross profit margins realized by ALLTEL Supply, reflecting a reduction in margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers. Excluding the impact of the HWC operations, operating income would have increased in the twelve month period of 1998 primarily due to the increase in ALLTEL Supply's sales, partially offset by increased selling and marketing expenses and the impact of the lower gross profit margins discussed above. The increase in selling and marketing expenses reflects additional costs incurred by the Company to open several new counter showroom facilities during the last six months of 1997.

Corporate Expenses
-----------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended          Nine Months Ended            Twelve Months Ended
(Dollars in thousands)                       September 30,               September 30,                September 30,
-----------------------------------------------------------------------------------------------------------------------
                                             1998        1997          1998         1997             1998          1997
                                             ----        ----          ----         ----             ----          ----
Corporate operating expenses             $  6,765      $5,686      $ 12,731      $11,106         $ 19,041       $15,378
Merger and integration expenses
  and provision to reduce carrying
  value of certain assets                 307,000           -       307,000       16,874          307,000        16,874
                                         --------      ------      --------      -------         --------       -------
    Total corporate expenses             $313,765      $5,686      $319,731      $27,980         $326,041       $32,252
-----------------------------------------------------------------------------------------------------------------------

    As indicated in the above table, corporate expenses for all periods of 1998 include the $307 million of merger and integration expenses and one-time charges related to changes in GTE's customer care and billing contract, as previously discussed. Corporate expenses for the nine and twelve month periods ended September 30, 1997 include the write-down of $16.9 million to reflect the fair value less cost to sell the HWC operations recorded in the second quarter of 1997. Excluding the impact of the merger and integration expenses and asset write-downs in each period, corporate expenses would have increased $1.1 million or 19 percent, $1.7 million or 15 percent and $3.7 million or 24 percent for the three, nine and twelve month periods ended September 30, 1998. Net of the merger and integration expenses and asset write-downs, the increases in corporate expenses in all periods of 1998 reflect increases in corporate advertising and employee benefit costs.

OTHER FINANCIAL STATEMENT ITEMS

Other Income, Net
-----------------

    Other income, net increased $12.3 million or 247 percent, $21.1 million or 303 percent and $27.3 million or 300 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. The increases in all periods primarily reflect growth in equity income recognized by the Company on its investments in wireless partnerships, partially offset by an increase in the minority interest in earnings of the Company's wireless operations by others. Increases in capitalized interest costs also contributed to the growth in other income, net for the nine and twelve month periods of 1998. Capitalized interest costs increased in the nine and twelve month periods of 1998 primarily due to the acquisition of the PCS licenses, as interest related to the license cost is capitalized for those markets not yet operational.

Interest Expense
----------------

    Interest expense increased $0.2 million or less than 1 percent, increased $5.0 million or 3 percent and increased $12.7 million or 5 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. The increases in interest expense in the nine and twelve month periods reflect increases in both the average amount of borrowings outstanding and weighted average borrowing rates applicable to the Company's revolving credit agreement. In addition, the issuance of $100 million of 6.65 percent notes in January 1998, also contributed to the increase in interest expense in the nine and twelve month periods ended September 30, 1998.

Income Taxes
------------

    Income tax expense decreased $25.1 million or 25 percent, increased $24.7 million or 8 percent and increased $40.8 million or 11 percent for the three, nine and twelve month periods ended September 30, 1998, respectively. The changes in income tax expense in all periods primarily reflect the tax-related impact of the merger and integration expenses and the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of these items in each period, income tax expense would have increased $27.5 million or 32 percent, $63.7 million or 28 percent and $79.8 million or 27 percent in the three, nine and twelve month periods ended September 30, 1998, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring and unusual items.

Average Common Shares Outstanding
---------------------------------

    The average number of common shares outstanding decreased 1 percent in each of the three, nine and twelve month periods ended September 30, 1998. The decreases in all periods were primarily due to the Company's repurchase of its common stock on the open market in 1997, partially offset by additional shares issued in connection with the acquisition of a wireline property in the State of Georgia and by additional shares issued under the Company's stock option plans.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $6.6 billion at September 30, 1998, reflecting 45 percent common and preferred equity and 55 percent debt. This compares to a capital structure of $6.5 billion at December 31, 1997, reflecting 42 percent common and preferred equity and 58 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

    Cash provided from operations continues to be ALLTEL's primary source of liquidity. Cash provided from operations was $835.6 million and $1,238.6 million for the nine and twelve month periods ended September 30, 1998, respectively, compared to $778.3 million and $1,136.7 million for the same periods in 1997. The increases in the nine and twelve month periods reflect growth in the earnings of the Company, changes in working capital requirements and the timing of additional income tax payments associated with gains realized from the sale of a portion of ALLTEL's investment in MCI WorldCom common stock.

    Capital expenditures for the nine and twelve month periods of 1998 were $559.5 million and $863.0 million, respectively, compared to $523.4 million and $764.3 million for the same periods in 1997. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to continue to modernize and upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide PCS and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $850 million for 1998, which are expected to be funded primarily from internally generated funds.

    Cash flows from investing activities for the nine and twelve month periods of 1998 include cash outlays for the acquisition of property of $55.1 million and $64.1 million, respectively. Cash outlays for the nine months ended September 30, 1998, include $34.6 million related to the acquisition of two wireless properties in Georgia and $20.5 million related to the acquisition of additional ownership interests in wireless properties in North Carolina and Texas. In addition to these acquisitions, cash outlays for the twelve months ended September 30, 1998 include the purchase of a wireline property in Georgia. Cash flows from investing activities for the nine and twelve month periods of 1997 include a cash outlay of $146.5 million related to the acquisition of PCS licensing rights. The Company acquired PCS licensing rights for 73 markets in 12 states. Cash flows from investing activities for the nine month period of 1997 also include cash outlays of $103.8 million for the acquisition of two wireless properties in Alabama and the purchase of additional ownership interests in 16 wireless properties. In addition to these acquisitions, cash flows from investing activities for the twelve month period of 1997 also include a cash outlay of $243.0 million related to the acquisition of Independent Cellular Network, Inc. ("ICN"). ICN owned and operated cellular systems serving more than 140,000 customers in Ohio, Kentucky, Pennsylvania and West Virginia.

    Cash flows from investing activities for both the nine and twelve month periods ended September 30, 1998 include proceeds of $290.9 million primarily from the sale of a portion of the Company's investment in MCI WorldCom common stock. Cash flows from investing activities for the nine and twelve month periods ended September 30, 1997 also include proceeds of $185.9 million from the sale of MCI WorldCom common stock. In addition, cash flows from investing activities for both the nine and twelve month periods of 1997 include proceeds of $202.3 million from the sale of property, principally consisting of three non-strategic operations. In September 1997, ALLTEL received cash proceeds of $48.7 million from the sale of an investment in a software company. In May 1997, the Company completed the sale of HWC for approximately $45.0 million in cash; and in January 1997, ALLTEL received cash proceeds of $104.9 million in connection with the sale of its healthcare operations. The proceeds from these asset sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

    Included in cash flows from financing activities are dividend payments and the repurchase by the Company of its common stock. Common and preferred dividend payments for the nine and twelve month periods ended September 30, 1998 were $161.0 million and $212.3 million, respectively, compared to $154.9 million and $204.4 million for the same periods in 1997. The increases in dividend payments in both periods reflect the October 1997 action of the Board of Directors to increase the quarterly common stock dividend. On October 22, 1998, the Board of Directors approved a 5.2 percent increase in the quarterly common stock dividend rate from $.29 to $.305 per share. This action raised the annualized dividend to $1.22 per share and marked the 38th consecutive year in which ALLTEL has increased its common stock dividend. Under a share repurchase program initiated in 1996 and expanded in 1997, the Company repurchased approximately 2.7 million of its common shares at a total cost of $95.2 million during the twelve month period ended September 30, 1998. ALLTEL did not repurchase any of its common stock during the first nine months of 1998. During the twelve month period ended September 30, 1997, the Company repurchased approximately 6.4 million of its common shares at a total cost of $195.2 million. Of this total, $116.8 million was spent during the first nine months of 1997.

    The Company has a $1 billion line of credit under a revolving credit agreement. Borrowings outstanding under this agreement at September 30, 1998 were $633.6 million, compared to $847.9 million that were outstanding at December 31, 1997. Borrowings outstanding under this agreement at September 30, 1997 were $750.3 million. The weighted average interest rate on borrowings outstanding under this agreement at September 30, 1998, was 5.6 percent. As previously discussed, proceeds from the sales of MCI WorldCom common stock and the HWC and healthcare operations were used primarily to reduce the amount of borrowings outstanding under the revolving credit agreement. The net reduction in revolving credit borrowings for the nine and twelve months ended
September 30, 1998, represents a portion of the long-term debt retired in those periods. Scheduled long-term debt retirements, net of the revolving credit agreement activity, amounted to $29.0 million and $46.7 million for the nine and twelve month periods ended September 30, 1998, respectively. As previously indicated, in January 1998, the Company issued $100 million of 6.65 percent notes due 2008. This debt issuance represents substantially all of the long-term debt issued in the nine and twelve month periods ended September 30, 1998. Long-term debt issued in the nine month period of 1997 primarily consists of the issuance of $200 million of 7.6 percent notes due 2009. Proceeds from both the $100 million and $200 million debt issues were used to reduce borrowings outstanding under the revolving credit agreement. Long-term debt issued in the twelve month period of 1997 also includes the issuance of subordinated promissory notes and other debt issued in connection with the ICN acquisition.

Year 2000 Compliance
--------------------

    The Year 2000 issue affects the Company's internal computer systems and infrastructure, as well as certain software, systems and services that the Company provides to its customers. The Company began its Year 2000 compliance efforts several years ago and plans to achieve Year 2000 compliance by June 30, 1999. The Company's Year 2000 plan consists of eight phases: (i) Awareness;
(ii) Inventory; (iii) Third-Party Strategies; (iv) Risk Assessment;
(v) Planning; (vi) Remediation; (vii) Testing; and (viii) Implementation.

    For the Company's internal computer systems and software, systems and services that the Company provides to its customers and for which the Company is responsible, the Awareness and Inventory phases have been completed. The Company has commenced work on and plans to complete the Third-Party Strategies phase by November 30, 1998, the Planning phase by December 15, 1998, the Risk Assessment phase by January 15, 1999, and the Remediation, Testing and Implementation phases by June 30, 1999.

    For the Company's infrastructure, including facilities and embedded technologies, the Company has completed the Awareness phase and has commenced work on and plans to complete the Third-Party Strategies, Planning and Risk Assessment phases by November 30, 1998, and the Remediation, Testing and Implementation phases by June 30, 1999.

    As part of its Year 2000 plan, the Company has implemented a third party management process and is continuing to contact its vendors, suppliers and other third parties upon which the Company depends regarding their plans for making their products, services and systems Year 2000 compliant. The Company's ability to meet its target completion dates is dependent upon the timely provision of upgrades or other solutions from its vendors and suppliers. Some third party upgrades or other solutions may not be available until early 1999, which may delay the Company's completion of its Remediation, Testing, and Implementation phases. The Company is also dependant upon other third parties who provide essential services (such as utilities, interexchange carriers, etc.) to make their critical systems Year 2000 compliant in a timely manner. Generally, the Company does not have the ability to test those systems for Year 2000 compliance and, instead, must rely on the third parties' representations.

    Contingency planning to maintain and restore service in the event of a natural disaster, power failure, or software related interruption has long been part of the Company's standard business practices. The Company is working to leverage this experience in the development and implementation of its Year 2000 contingency plans, which assess the potential for business disruption in various scenarios, including a possible, but unlikely, "worst case" scenario involving the interruption of telecommunications and data processing services and/or interruption of customer billing, operating and other information systems, and provide for key-operation back-up and alternative solutions for recovery. The Company expects to complete contingency planning for its critical systems by December 31, 1998.

    The Company estimates the total cost of its Year 2000 efforts to be approximately $80 million. As of September 30, 1998, the Company has incurred approximately $40 million of that amount. Of the total Year 2000 cost to be incurred, approximately one-half of the cost will be capitalized and subsequently amortized over a 3 to 5 year period, including costs relating to the remediation of the Company's software products. Some Year 2000 costs are not incremental, but rather represent the redeployment of existing resources. The estimated costs associated with making customers' systems Year 2000 compliant, in those situations where the Company is obligated to do so, has been treated as a contract cost and is not included in the Company's estimated Year 2000 costs. The Company continues to evaluate the estimated costs associated with its Year 2000 efforts based on actual experience. While the efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its results of operations.

    The above information is based on the Company's current best estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

Other Financial Information
---------------------------

    During the first nine months of 1998, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

        (a) See the exhibits specified on the Index of Exhibits located at Page 19.

        (b)     Reports on Form 8-K:

                On September 2, 1998, ALLTEL filed under Form 8-K/A, Amendment No. 1 to its Current Report on Form 8-K dated June 30, 1998, reporting under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K/A included the required historical financial statements of 360 required pursuant to Rule 3-05 of Regulation S-X and the pro forma financial information required pursuant to Article 11 of Regulation S-X.

                No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ALLTEL CORPORATION
                          ----------------------------
                                  (Registrant)



                               /s/ Dennis J. Ferra
                          ----------------------------
                                 Dennis J. Ferra
                                 Senior Vice President and
                                   Chief Administrative Officer
                                 (Principal Financial Officer)
                                 November 13, 1998

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                             Sequential
Exhibit No.        Description                                         Page No.
-----------        -----------                                        ----------


    (19)       Interim Report to Stockholders and                       20 - 30
               Notes to Unaudited Consolidated Financial Statements for the periods ended September 30, 1998 and 1997

    (27)       Financial Data Schedule                                     31
               for the nine months ended September 30, 1998