Form 10-Q/A
period 1998-09-30
ALLTEL CORP
filed 1999-01-29
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                 AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                  274,428,563
                                                  -----------

The Exhibit Index is located at page 18 of this amendment.

           The Registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q as of September 30, 1998 as set forth in the pages attached hereto:

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

        (a)     See the Exhibit Index located on page 18 of this amendment.

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



                                     ALLTEL CORPORATION
                                -----------------------------
                                        (Registrant)


                                   /s/ Dennis J. Ferra
                                -----------------------------
                                    Dennis J. Ferra
                                    Senior Vice President and
                                      Chief Administrative Officer
                                    (Principal Financial Officer)
                                    January 29, 1999

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

Merger and Integration Expenses and Provision to Reduce Carrying Value of
-------------------------------------------------------------------------
Certain Assets
--------------

    During the third quarter of 1998, the Company recorded transaction costs and one-time charges totaling $307 million related to the closing of its merger with 360 and to changes in a customer care and billing contract with a major customer. The merger and integration expenses, which total $252 million on a pretax basis, include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a write-down in the carrying value of certain in-process software development assets, costs associated with the early termination of certain service obligations and a write-down in the carrying value of certain assets resulting from a revised Personal Communications Services ("PCS") deployment plan. The Company expects to complete its integration plan by the end of 1999. As a result of its integration efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of $20 million in 1998, $80 million in 1999 and $100 million in 2000. These synergies are expected to result from the Company's increased size, which should provide improved purchasing power and a reduction of certain variable network and other selling, general and administrative expenses. At September 30, 1998, the Company's remaining unpaid liability related to its merger and integration efforts was $108.5 million.

Funding for this liability will be internally financed from operating cash flows. In addition, the Company recorded a $55 million charge related to its contract with GTE Corporation ("GTE"). Due to its pending merger with Bell Atlantic Corporation, GTE has re-evaluated its billing and customer care requirements and modified its billing conversion plans and will purchase certain software usage rights and processing services from ALLTEL for an interim period. The net income impact of these transaction and one-time charges decreased net income $234.6 million or $.85 per share in the three, nine and twelve month periods ended September 30, 1998.

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

    Operating income for the three month period reflects the increases in wireline operating revenues and sales, partially offset by increases in data processing charges, network-related expenses, depreciation and amortization, and general administrative expenses. Depreciation and amortization expense increased in the three month period primarily due to growth in wireline plant in service. The growth in wireline operating income for the nine and twelve month periods of 1998, primarily reflects the increases in revenues and sales noted above.

    ALLTEL's wireline subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act")and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

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

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                             Sequential
Exhibit No.                        Description                         Page No.
-----------                        -----------                        ----------

  (19)                 Interim Report to Stockholders and               19 - 29
                       Notes to Unaudited Consolidated Financial
                       Statements for the periods ended
                       September 30, 1998 and 1997

  (27)                 Financial Data Schedule                             30
                       for the nine months ended September 30, 1998