Form 10-Q/A
period 1998-09-30
ALLTEL CORP
filed 1999-03-02
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                 AMENDMENT NO. 2 TO QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                     ALLTEL CORPORATION
                                -----------------------------
                                        (Registrant)


                                   /s/ Dennis J. Ferra
                                -----------------------------
                                    Dennis J. Ferra
                                    Senior Vice President and
                                      Chief Administrative Officer
                                    (Principal Financial Officer)
                                    March 2, 1999

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

Net income and basic earnings per share adjusted for the asset dispositions and the non-extraordinary, non-recurring and unusual items are summarized in the following table:

(Dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended           Nine Months Ended         Twelve Months Ended
                                              September 30,                September 30,              September 30,
                                           -------------------         --------------------       --------------------
                                               1998       1997            1998         1997           1998        1997
Net income (loss), as reported             $(27,975)  $150,943         $373,713    $457,793       $505,301    $560,094
Disposition of healthcare and
   wire and cable operations                      -          -                -        (838)             -      (4,726)
Non-recurring and unusual items:
   Merger and integration expenses          200,995          -          200,995           -        200,995           -
   Provision to reduce carrying
       value of certain assets               33,605          -           31,605      11,744         33,605      11,744
   Gain on disposal of assets               (49,233)   (22,569)        (179,770)   (121,485)      (179,770)   (121,485)
                                           --------   --------         --------    --------       --------    --------
Net income, as adjusted                    $157,392   $128,374         $428,543    $347,214       $560,131    $445,627
                                           ========   ========         ========    ========       ========    ========
----------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share,
   as reported                                $(.10)      $.55            $1.36       $1.65          $1.84       $2.02
Disposition of healthcare and
   wire and cable operations                      -          -                -           -              -        (.02)
Non-recurring and unusual items:
   Merger and integration expenses              .73          -              .73           -            .73           -
   Provision to reduce carrying
       value of certain assets                  .12          -              .12         .04            .12         .04
   Gain on disposal of assets                  (.18)      (.09)            (.65)       (.44)          (.65)       (.44)
                                              -----       ----            -----       -----          -----       -----
Basic earnings per share, as adjusted         $ .57       $.46            $1.56       $1.25          $2.04       $1.60
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

Merger and Integration Expenses
-------------------------------

    During the third quarter of 1998, the Company recorded on a pretax basis transaction costs and one-time charges totaling $252 million related to the closing of its merger with 360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18 million write-down in the carrying value of certain assets resulting from a revised Personal Communications Services ("PCS") deployment plan, and other integration costs of $23.1 million. As a result of its integration efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of $20 million in 1998, $80 million in 1999 and $100 million in 2000. Of the total synergies expected to be realized each year, ALLTEL estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses.

    At September 30, 1998, the Company's remaining unpaid liability related to its merger and integration efforts was $108.5 million, consisting of $50 million of contract termination fees, $44.5 million of employee-related expenses and $14 million of other integration costs. Cash outlays for the employee-related expenses and other integration costs are expected to be substantially completed by the end of the first quarter of 1999. The Company expects to finalize amounts payable with respect to certain contract termination fees by the end of 1999. Funding for this liability will be internally financed from operating cash flows. The merger and integration expenses decreased net income $201.0 million or $.73 per share in the three, nine and twelve month periods ended September 30, 1998.

Provision to Reduce Carrying Value of Certain Assets
----------------------------------------------------

During the third quarter of 1998, the Company recorded a $55 million charge related to its contract with GTE Corporation ("GTE"). Due to its pending merger with Bell Atlantic Corporation, GTE has re-evaluated its billing and customer care requirements and modified its billing conversion plans and will purchase certain software usage rights and processing services from ALLTEL for an interim period. This charge decreased net income $33.6 million or $.12 per share in the three, nine and twelve month periods ended September 30, 1998.

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