Form 10-Q/A
period 1998-09-30
ALLTEL CORP
filed 1999-03-23
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                 AMENDMENT NO. 3 TO QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                     ALLTEL CORPORATION
                                -----------------------------
                                        (Registrant)


                                   /s/ Dennis J. Ferra
                                -----------------------------
                                    Dennis J. Ferra
                                    Senior Vice President and
                                      Chief Administrative Officer
                                    (Principal Financial Officer)
                                    March 23, 1999

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

Merger and Integration Expenses
-------------------------------

    During the third quarter of 1998, the Company recorded on a pretax basis transaction costs and one-time charges totaling $252 million related to the closing of its merger with 360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets related to a customer billing system with no alternative future use, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18 million write-down in the carrying value of certain assets resulting from a revised Personal Communications Services ("PCS") deployment plan, and other integration costs of $23.1 million. The contract termination fees primarily relate to a long-term contract with an outside vendor for customer billing services to be provided to the 360 operations. As part of its integration plan, the Company will convert the 360 operations to its own internal billing system. The $50 million of costs recorded by the Company represent the estimated cost of terminating the billing services contract with the outside vendor prior to the expiration of its term. The $18 million write-down in the carrying value of certain PCS-related assets include approximately $15 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3 million of the PCS-related write-down represents cell site lease termination fees.

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

Provision to Reduce Carrying Value of Certain Assets
----------------------------------------------------

During the third quarter of 1998, the Company recorded a $55 million non-recurring operating expense related to its contract with GTE Corporation ("GTE"). This expense represents a reduction in the cumulative gross margin earned under the GTE contract. Due to its pending merger with Bell Atlantic Corporation, GTE has re-evaluated its billing and customer care requirements and modified its billing conversion plans and will purchase certain software usage rights and processing services from ALLTEL for an interim period. This charge decreased net income $33.6 million or $.12 per share in the three, nine and twelve month periods ended September 30, 1998.

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

See notes 3, 4 and 5 to the unaudited consolidated financial statements for additional information regarding the merger and integration expenses and other non-recurring and unusual items recorded during 1998.

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

Corporate Expenses
-----------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended          Nine Months Ended            Twelve Months Ended
(Dollars in thousands)                       September 30,               September 30,                September 30,
-----------------------------------------------------------------------------------------------------------------------
                                             1998        1997          1998         1997             1998          1997
                                             ----        ----          ----         ----             ----          ----
Corporate operating expenses             $  6,765      $5,686      $ 12,731      $11,106         $ 19,041       $15,378
Merger and integration expenses           252,000           -       252,000            -          252,000             -
Provision to reduce carrying
  value of certain assets                  55,000           -        55,000       16,874           55,000        16,874
                                         --------      ------      --------      -------         --------       -------
    Total corporate expenses             $313,765      $5,686      $319,731      $27,980         $326,041       $32,252
-----------------------------------------------------------------------------------------------------------------------

    As indicated in the above table, corporate expenses for all periods of 1998 include the $252 million of merger and integration expenses and the $55 million charge related to changes in GTE's customer care and billing contract, as previously discussed. Corporate expenses for the nine and twelve month periods ended September 30, 1997 include the write-down of $16.9 million to reflect the fair value less cost to sell the HWC operations recorded in the second quarter of 1997. Excluding the impact of the merger and integration expenses and asset write-downs in each period, corporate expenses would have increased $1.1 million or 19 percent, $1.7 million or 15 percent and $3.7 million or 24 percent for the three, nine and twelve month periods ended September 30, 1998. Net of the merger and integration expenses and asset write-downs, the increases in corporate expenses in all periods of 1998 reflect increases in corporate advertising and employee benefit costs.

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