Form 10-K405
period 1998-12-31
ALLTEL CORP
filed 1999-03-24
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998
                                         ---------------------------------------
                                       or
       (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
               For the transition period from                to
                                                 ------------  -----------------

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock                                    New York and Pacific
$2.06 No Par Cumulative Convertible
  Peferred Stock                                New York and Pacific

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES  X    NO
      ---      --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates as of February 28, 1999 - $16,836,745,818
                   ----------------

     Common shares outstanding, February 28, 1999 - 281,198,260
                                                    -----------

                      DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated Into
--------                                                    -----------------
Proxy statement for the 1999 Annual Meeting
  of stockholders                                           Part III
The Exhibit Index is located on pages 69 to 74.

                               ALLTEL Corporation
                               Form 10-K, Part I

Item 1.  Business
-------  --------
                                   THE COMPANY

GENERAL
-------

ALLTEL Corporation ("ALLTEL" or the "Company") is a customer-focused information technology company that provides wireline and wireless communications and information services. The Company owns subsidiaries that provide wireline, long-distance, network access and Internet services, wireless communications, paging service, information processing management services, and advanced application software. Telecommunications products are warehoused and sold by the Company's distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. The Company is incorporated in the state of Delaware.

FORWARD LOOKING STATEMENTS
--------------------------

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company's ability to change its pricing for communications services; the possible future unavailability of Statement of Financial Accounting Standards No. 71 to the Company's wireline subsidiaries; continuing consolidation in certain industries, such as banking, served by the Company's information services business; the risks associated with relatively large, multi-year contracts in the Company's information services business; and higher than anticipated expenditures associated with the Company's Year 2000 efforts. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                             THE COMPANY (continued)
                             -----------
MERGER AGREEMENT
----------------

On December 18, 1998, ALLTEL announced a definitive merger agreement with Aliant Communications, Inc. ("Aliant"), a communications company which offers wireless, wireline, paging, long-distance and Internet services in Nebraska. Under terms of the agreement, each share of Aliant's common stock will be exchanged for .67 to .75 shares of ALLTEL common stock. The Company expects to account for this transaction, which is valued at $1.5 billion, as a pooling-of-interests. The merger is subject to approval by Aliant shareholders, as well as regulatory and other approvals. The Company expects the merger to be completed by mid-1999.

ACQUISITIONS
------------

In January 1999, the Company completed its merger with Standard Group, Inc. ("Standard"), a communications company, that served more than 71,000 customer lines in northeast Georgia. The customer lines acquired are in areas adjacent to the Company's other wireline exchanges in Georgia and increase ALLTEL's total wireline customers in the state to approximately 550,000. The transaction also included Standard's cable television operations, which serve approximately 30,000 customers.

In July 1998, the Company completed its merger with 360 Communications
Company ("360"), a wireless communications company, that served more than 2.6 million customers in 15 states. Through this merger, ALLTEL significantly expanded its wireless presence and enhanced its ability to deliver bundled communications services across its geographically focused markets.

During 1998, the Company acquired a 100 percent ownership interest in two Georgia Rural Service Areas ("RSAs"), representing approximately 181,000 cellular "pops" or potential customers. In addition, the Company increased its ownership interest in wireless properties in North Carolina and Texas.

In October 1997, the Company acquired Georgia Telephone Corporation, that served more than 6,700 customer lines in southwest Georgia. The customer lines acquired are in areas adjacent to the Company's wireline exchanges in Georgia and are located within the Company's current wireless service area.

During 1997, the Company increased its ownership to 100 percent in two Alabama RSAs, representing approximately 260,000 cellular "pops" or potential customers. In addition, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Richmond, Virginia and Orlando, Florida. The resulting partnership is owned 75 percent by BellSouth and 25 percent by the Company. Also in 1997, the Company acquired minority interests in 16 of its controlled markets, which increased its ownership interest to 100 percent in ten of those markets.

In 1996, the Company acquired Independent Cellular Network, Inc. ("ICN"). ICN owned and operated cellular systems serving more than 140,000 customers in Ohio, Kentucky, Pennsylvania and West Virginia.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                             THE COMPANY (continued)

ACQUISITIONS (continued)
------------

During 1995, ALLTEL entered into a joint venture with BellSouth Mobility, Inc. involving cellular properties in five states. As a result of this joint venture, ALLTEL owns a 53.5 percent interest in the Columbia and Florence, South Carolina market, an 11.1 percent interest in the Greensboro, North Carolina market, an
11.1 percent interest in a North Carolina RSA, and no longer owns a majority interest in the Jackson, Mississippi market. In addition during 1995, ALLTEL completed an exchange of certain assets in a West Virginia RSA and an Oklahoma RSA for certain assets in a Georgia RSA and a North Carolina RSA owned by United States Cellular Corp. ("U.S. Cellular"). The acquired properties are contiguous to ALLTEL's Albany, Georgia and Charlotte, North Carolina markets. In January 1995, the Company purchased U.S. Cellular's 20 percent interest in the Fort Smith, Arkansas MSA, thereby increasing ALLTEL's ownership interest in the Fort Smith MSA to 100 percent.

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

DISPOSITIONS
------------

During 1998, the Company sold its 27.9 percent ownership interest in a cellular partnership serving the Omaha, Nebraska market for approximately $18 million in cash.

In May 1997, the Company sold its wire and cable subsidiary, HWC Distribution Corp. ("HWC") to Code, Hennessy & Simmons, Inc., an investment firm, for approximately $45 million in cash. HWC was one of two companies that comprised ALLTEL's product distribution operations.

In January 1997, the Company sold the healthcare portion of its information services business to Integrated Healthcare Solutions, Inc. for approximately $154 million consisting of cash and a continuing preferred stock interest. During 1998, the preferred stock was converted into common stock representing a 15 percent interest in a new publicly held company, Eclipsys Corporation.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                            THE COMPANY (continued)
                            -----------

DISPOSITIONS (continued)
------------

In 1995, as part of its agreement to sell certain telephone properties, the Company also completed the sale of certain of its cable television properties to Citizens. These cable television properties served approximately 6,800 customers in Arizona, California, New Mexico and Utah. The Company also completed in 1995 the sale of its cable television properties in Texas, which served approximately 7,200 customers. Upon completion of these property sales, the Company provides cable television service to approximately 3,600 customers, primarily to residents of Bolivar and Stockton, Missouri. These remaining cable television properties are not significant to the ongoing operations of the Company.

In 1995, ALLTEL Information Services sold all of the assets related to its check processing operations, including substantially all of the customer contracts.

MANAGEMENT
----------

The Company's staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, insurance, and technical research. They also coordinate the financing program for the entire corporation.

EMPLOYEES
---------

At December 31, 1998, the Company had 21,504 employees. Some of the employees of the Company's wireline subsidiaries are part of collective bargaining units. The Company maintains good relations with all employee groups.

OPERATING SEGMENTS
------------------

ALLTEL is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: communications and information services. The Company's communications operations consist of its wireless, wireline and emerging business segments. Emerging businesses consist of the Company's key new product offerings and include the Company's long-distance, competitive local exchange carrier ("CLEC"), Internet access, Personal Communications Services ("PCS"), and network management operations. The Company also sells telecommunications products and publishes telephone directories. For financial information about ALLTEL's operating segments, refer to pages 58-61 of this Form 10-K.

                             COMMUNICATIONS SERVICES
                             -----------------------

During the past two years, the Company has completed several strategic initiatives designed to strengthen its communications business and to focus its operations geographically in markets primarily located in the southeastern portion of the United States and the eastern Great Lakes. As previously discussed, the merger with 360 completed in 1998 significantly expanded ALLTEL's wireless presence and enhanced its ability to provide bundled communications services to its customers. In 1998, the Company began providing local competitive access service offerings to business customers in select markets. By mid-1999, the Company will complete construction of network facilities to provide communications services in additional areas within its geographically focused markets that are located outside its traditional franchised service areas. In 1998, the Company also expanded its product offerings to include PCS.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                       COMMUNICATIONS SERVICES (continued)
                       -----------------------

In 1997, ALLTEL participated in the Federal Communications Commission's ("FCC") "D" and "E" band PCS auctions, and ALLTEL was awarded the PCS licensing rights for 73 markets in 12 states. The PCS licenses acquired increase the size of the Company's potential wireless customer base to 50.6 million. Also during 1997, ALLTEL converged its wireline and wireless businesses into a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services including local wireline, long-distance, wireless, paging and Internet services. Additionally, ALLTEL added wireline products to its wireless retail stores and combined its wireline and wireless call centers to better serve customers.

                              WIRELESS OPERATIONS
                              -------------------
GENERAL
-------

The Company provides wireless telephone service to more than 4 million customers in 22 states. One measure of a wireless telephone market's potential is the market's population times the percent of a company's ownership interest of the wireless operations in that market ("pops"). At December 31, 1998, ALLTEL's penetration rate (number of customers as a percentage of the total population in the Company's service areas) was 12 percent. ALLTEL owns a majority interest in wireless operations in 62 Metropolitan Statistical Areas ("MSAs"), representing approximately 20.2 million wireless pops, and the Company owns a majority interest in 103 RSAs, representing approximately 13.3 million wireless pops. In addition, ALLTEL owns a minority interest in more than 70 other wireless telephone markets including the New York, New York; Chicago, Illinois; Houston, Texas and Orlando, Florida MSAs.

PRODUCT OFFERINGS AND PRICING
-----------------------------

ALLTEL seeks to stimulate additional usage, increase penetration and improve customer retention rates through creative pricing strategies. The Company creates local and expanded service territories designed to meet customer needs and respond to prevailing market and competitive conditions. Airtime rate plans are designed to attract users from all market segments. These plans typically consist of a fixed monthly rate for network access, a package of airtime minutes included in the monthly rate and a per minute rate for airtime used in excess of the included airtime package. Customers who frequently use wireless service generally prefer rate plans with a higher than average fixed monthly rate, a larger package of included minutes and a lower than average per minute airtime rate. Conversely, customers who use wireless service less frequently prefer a lower monthly fixed rate and will pay a premium for airtime. The Company also provides custom calling features to enhance its basic airtime product. These features include call waiting, call forwarding, three-way calling, no-answer transfer and voicemail.

ALLTEL has entered into roaming agreements with other domestic wireless companies. These roaming agreements provide customers with the capability to use their wireless telephones while traveling outside the Company's service territories. As a result of these roaming agreements, ALLTEL customers, with few exceptions, can place and receive calls from anywhere within the United States. Roaming rates have been decreasing, which has resulted in increased roaming volumes and overall network usage.

Primarily as a result of increased usage of ALLTEL's network facilities, average revenue per customer per month increased slightly in 1998 to $48, as compared to $47 for 1997. ALLTEL expects average monthly revenue per customer to continue to be affected by decreased roaming rates and continued penetration into lower market usage segments.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                         WIRELESS OPERATIONS (continued)
                         -------------------

DISTRIBUTION AND MARKETING
--------------------------

ALLTEL utilizes four methods of distributing its wireless products and services in each of its markets. These methods include Company retail stores, Company retail kiosks, direct sales representatives, and dealers. The development of multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of products and services and to reduce its reliance on any single distribution source. ALLTEL continues to expand its retail channels. Dealer and direct sales channels remain important components of the Company's overall distribution strategy, with the primary objective for all channels being to lower customer acquisition costs and to improve customer retention rates.

ALLTEL currently conducts its retail operations through over 700 Company retail locations. Stand-alone stores are strategically located in smaller local and neighborhood retail centers as well as in large shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company's retail focus is to attract new customers and to promote customer retention by providing new customers with extensive assistance from dedicated sales representatives on the use of a wireless telephone and on the various services that ALLTEL provides. Many retail locations provide vehicle installation services and while-you-wait wireless telephone troubleshooting and repair. For ALLTEL, the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

ALLTEL also sells wireless service directly through its own kiosks in large national retail stores. The Company stations retail sales representatives at kiosks in large retailers to take advantage of high traffic generated by the retailers, to reduce the cost of the sale, and to ensure customers receive proper training in the use of wireless equipment and services. Existing customers can purchase wireless telephone accessories, pay bills or inquire about ALLTEL's services and features while in retail stores or at kiosks. Through dedicated customer service at its retail stores and kiosks, the Company's goal is to build customer loyalty and increase the retention rate of new and existing customers.

ALLTEL's direct sales force focuses its efforts on business customers with high wireless telephone usage and multiple lines of service. This channel produces the lowest churn and highest revenue per customer compared with any other distribution channel.

The Company has entered into dealer agreements with several large electronics retailers and discounters in its markets. ALLTEL also contracts with local dealers who operate on a smaller scale and may offer other wireless services like paging. In exchange for a commission payment, these dealers solicit customers for the Company's wireless service. The commission payment is subject to chargeback provisions if the customer fails to maintain service for a specified period of time. This arrangement increases store traffic and sales volume for the dealers, and provides a valuable source of new customers for the Company. ALLTEL actively supports its dealers with regular training and promotional support.

Maintaining low customer churn rates is a primary goal of the Company, particularly as new competitors enter the marketplace. The Company experienced an average monthly churn rate in its wireless service areas of 2.12 percent and
2.04 percent for the years ended December 31, 1998 and 1997, respectively. These churn rates were comparable to industry averages.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                         WIRELESS OPERATIONS (continued)
                         -------------------

COMPETITION
-----------

Wireless carriers face competition from a second carrier licensed to provide wireless telephone services in the same geographic area, from resellers who buy bulk wireless services from one of the two licensees and resell it to their customers, from providers of PCS and other enhanced mobile services and from Enhanced Specialized Mobile Radio ("ESMR") providers. PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology. Generally, in the absence of a disaggregation of spectrum under FCC rules, there would be a maximum of six broadband PCS providers in any given area. During the past two years, PCS providers have begun operations within ALLTEL's wireless markets, and the Company expects more PCS providers to begin operating within its markets during 1999. ALLTEL has prepared for this competitive environment by enhancing its networks, expanding its service territories and local calling areas, restructuring rates, and offering new products and services. ALLTEL intends to capitalize on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service.

ALLTEL believes that its networks have sufficient capacity to handle new customer growth in the near term. In the future, the Company intends to meet any capacity requirements through frequency planning, network organization and the deployment of additional network infrastructure. As of December 31, 1998, ALLTEL was providing digital service in 13 of its largest markets. ALLTEL plans to continue its transition to digital technology on a market-by-market basis. Digital technology improves call quality, lengthens the battery life of wireless telephones and offers improved customer call privacy.

REGULATION
----------

The Company is subject to regulation by the FCC as a provider of wireless communications services. The FCC has promulgated rules governing the construction and operation of wireless communications systems as well as licensing and technical standards for the provision of wireless telephone service. Further, the FCC has issued various regulatory mandates requiring wireless carriers to provide additional services and network functions including wireless number portability, enhanced E-911 calling and various capabilities under the Communications Assistance to Law Enforcement Act. The FCC also regulates wireless service resale practices and the terms under which certain ancillary services may be provided through wireless facilities. Wireless carriers are also required to contribute to universal service support mechanisms.

The Telecommunications Act of 1996 (the "96 Act") provides wireless carriers numerous opportunities to emerge as full competitors to traditional telephone companies, including the opportunity to provide local telephone services and to be compensated by other telecommunications carriers for calls terminated on the wireless carriers' networks. Wireless carriers are not subject to the enhanced interconnection, resale, unbundling and other obligations that the 96 Act imposed on the local exchange companies. The FCC has found that wireless carriers should not be classified as local exchange carriers unless the FCC makes a finding that such treatment is warranted. The 96 Act limits the imposition on wireless carriers of equal access requirements without a detailed FCC rulemaking. The 1993 Omnibus Budget Reconciliation Act preempted most state regulation of wireless carriers.

PAGING
------

ALLTEL operates wide-area computer-driven paging networks in Arkansas and Florida. At December 31, 1998, ALLTEL provided paging service to approximately 27,000 customers in Arkansas and Florida through its facilities-based network. The Company also resells paging services in other ALLTEL wireless service areas to approximately 146,000 customers.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                               WIRELINE OPERATIONS
                               -------------------

LOCAL SERVICE
-------------

General
-------

The Company's wireline subsidiaries provide local service to nearly 1.9 million customer lines through 574 exchanges in 14 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services.

Regulation
----------

Prior to 1996, the Company's wireline subsidiaries provided local telephone service under exclusive franchises granted by state regulatory commissions and have been subject to regulation by those regulatory commissions. These regulatory commissions have had primary jurisdiction over various matters including local and intrastate toll rates, quality of service, the issuance of securities, depreciation rates, the disposition of public utility property, the issuance of debt, and the accounting systems used by those subsidiaries. The FCC has historically had primary jurisdiction over the interstate toll and access rates of these companies and issues related to interstate telephone service.

The 96 Act has substantially modified certain aspects of the states' and the FCC's jurisdictions in the regulation of local exchange telephone companies. The 96 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. The 96 Act also requires incumbent local exchange carriers ("ILECs") to interconnect with the networks of other telecommunications carriers, unbundle services into network elements, offer their telecommunications services at wholesale rates to allow resale of those services, and allow other telecommunications carriers to locate their equipment on the premises of the incumbent local exchange carriers. The 96 Act requires all local exchange telephone companies to compensate one another for the transport and termination of calls on one anothers' networks.

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

In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of ILECs, and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. In July 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") issued its decision and vacated the FCC's pricing rules including the "pick and choose" provisions, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communication services. In responding to petitions for rehearing of its earlier decision, the Eighth Circuit Court ruled in October 1997 that ILECs are not required by the 96 Act to recombine network elements that are purchased by requesting carriers on an unbundled basis.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                         WIRELINE OPERATIONS (continued)
                         -------------------

LOCAL SERVICE (continued)
-------------

Regulation (continued)
----------

The FCC asked the U.S. Supreme Court to review two interconnection decisions of the Eighth Circuit Court. In January 1999, the U.S. Supreme Court ruled that the FCC has the jurisdiction to carry out certain local competition provisions of the 96 Act. These provisions include designing a pricing methodology for states to follow in determining rates to be charged by ILECs to competitors for interconnection services and network elements, adopting rules regarding states' review of pre-existing interconnection agreements and adopting rules relating to dialing parity and standards for granting exemptions to rural ILECs. As part of its ruling, the U.S. Supreme Court reinstated the FCC's "pick and choose" rule. The U.S. Supreme Court remanded a portion of its decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules are consistent with the 96 Act. Other issues were remanded to the FCC for further rulemaking.

In May 1997, the FCC issued regulations applicable to local exchange carriers ("LECs") relating to access charge reform and universal service. The access charge reform regulations are discussed on page 10 within the section entitled "Network Access Services-Regulation". Material changes in the universal service funding for the Company's wireline subsidiaries are not currently expected to occur prior to 2001. In 2001, the universal service subsidy for rural LECs may change from being based on actual costs to being based on a proxy model. Since the FCC has not yet defined the content of any proxy model, the impact of this change, if any, in the universal service funding for the Company's wireline subsidiaries cannot be determined at this time. The Company's wireline subsidiaries received approximately $73 million from the current federal universal service fund in 1998. ALLTEL is continuing to evaluate the impact of the FCC's universal service order on its other telecommunications operations, including their obligation for universal service contributions and the level of those contributions. Appeals of certain aspects of the universal service order are before the U.S. Fifth Circuit Court of Appeals.

Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, the Company cannot predict at this time the specific effects that the 96 Act will have on its wireline subsidiaries.

Periodically, the Company's wireline subsidiaries receive requests from wireless communications providers for renegotiation of existing transport and termination agreements. The Company's wireline subsidiaries, as requested, renegotiate the appropriate terms and conditions in compliance with the 96 Act. The Company's wireline subsidiaries have executed contracts for transport and termination services with CLECs.

During 1998, wireline operations were affected by certain regulatory commission orders designed to reduce earnings levels. These orders did not materially affect the results of operations of the Company's wireline subsidiaries. Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected to be regulated under alternative regulation for its Georgia subsidiaries, as well as ALLTEL Alabama, Inc., ALLTEL Arkansas, Inc., ALLTEL Kentucky, Inc., ALLTEL Carolina, Inc. in North Carolina and Sugar Land Telephone Company in Texas. The Company also has an Alternative Regulation application pending in Pennsylvania. As a result of ALLTEL Carolina, Inc.'s election of alternative regulation, ALLTEL Carolina, Inc. agreed not to exercise its rural exemption status under the 96 Act. The Company continues to evaluate alternative regulation for its other wireline subsidiaries.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                         WIRELINE OPERATIONS (continued)
                         -------------------

LOCAL SERVICE (continued)
-------------

Competition
-----------

ALLTEL's wireline subsidiaries have not experienced significant competition in their service areas. As a result of the passage of the 96 Act, the Supreme Court's decision affirming FCC jurisdiction in the local competition arena, and state telecommunications reform legislation, the Company's wireline subsidiaries could begin to experience increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, interexchange carriers, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, competitive access providers and other systems capable of completely or partially bypassing the local telephone facilities. ALLTEL cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. The Company is currently addressing potential competition by focusing on improved customer satisfaction, reducing its costs, increasing efficiency, restructuring rates, offering new products, and examining new markets for entry. To date, competition has not had a significant adverse effect on the operations of the Company's wireline subsidiaries.

NETWORK ACCESS SERVICES
-----------------------

Long-distance companies pay access charges to the Company's wireline subsidiaries for the use of their local networks to originate and terminate their customers' long-distance calls.

Regulation
----------

Access charges concerning interstate services are regulated by the FCC. In May 1997, the FCC issued regulations relating to access charge reform that were applicable mainly to price cap regulated LECs. Since ALLTEL's wireline subsidiaries are not price cap regulated LECs, the access charge regulations, with few exceptions, are not currently applicable to them. The FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return LECs in a manner similar to that earlier adopted for price cap LECs. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge, and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return LECs is expected to be addressed in a subsequent phase of the proceeding. Once the access charge rules for rate-of-return LECs are finalized, ALLTEL will assess the impact, if any, the new rules will have on its wireline operations.

The Company's wireline subsidiaries have elected to remain under rate base rate-of-return regulation with respect to interstate services. For companies remaining under rate-of-return regulation, the FCC authorizes a rate-of-return that telephone companies may earn on interstate services they provide. In October 1998, the FCC began a proceeding to consider a represcription of the authorized rate of return for the interstate access services of approximately 1,300 ILECs, including ALLTEL's wireline subsidiaries. The currently prescribed rate of return is 11.25 percent. The purpose of the FCC's proceeding is to determine whether the prescribed rate of return corresponds to current market conditions and whether the rate should be changed. A decision by the FCC related to this matter may be issued later this year. However, ALLTEL and other ILECs have asked the FCC to address other important issues relating to universal service, interconnection, and access reform before considering any represcription of the authorized return. The Company's wireline subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                       COMMUNICATIONS-EMERGING BUSINESSES
                       ----------------------------------

LONG-DISTANCE OPERATIONS
------------------------

The Company began offering long-distance telecommunications services during 1996. Long-distance services are provided on both a facilities-based and resale basis by the Company's subsidiary, ALLTEL Communications, Inc. ("ACI"). ALLTEL provides long-distance service in all of the states in which the Company provides local exchange service. In addition, ALLTEL offers long-distance service outside its franchised, local exchange service areas. As of December 31, 1998, ALLTEL provided long-distance service to more than 502,000 customers.

Regulation
----------

As a long-distance service provider, ALLTEL's intrastate long-distance business is subject to limited regulation by state regulatory commissions and its interstate business is subject to limited regulation by the FCC. State regulatory commissions currently require long-distance service providers to obtain a certificate of operating authority and the majority of states also require long-distance service providers to file tariffs. Most state regulatory commissions also require such companies to meet certain minimum service standards.

Competition
-----------

The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions. To meet the competitive demands of the long-distance industry, ALLTEL has created several business and residential service offerings necessary to attract potential customers, such as volume price discounts, calling cards and simplified one rate plans, to set itself apart from other competitors within the long-distance marketplace.

CLEC OPERATIONS
---------------

During 1998, ALLTEL began offering local access telecommunications services to business customers in select markets outside its wireline service areas. The Company expects to expand this product offering to residential customers in 1999. Currently, ALLTEL has received approval to provide competitive local access service in the states of Arkansas, Florida, North Carolina, Virginia and Texas, and has an application pending in eleven other states. ALLTEL has negotiated interconnection agreements with the appropriate incumbent local exchange carriers in the states where it is currently offering CLEC service and is negotiating those arrangements in other states. ALLTEL is installing state-of-the-art networks that will enable it to provide services on both a facilities-based and resale basis. ACI will provide local service in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and Internet services.

PCS, INTERNET AND NETWORK MANAGEMENT OPERATIONS
-----------------------------------------------

ALLTEL has offered PCS in Jacksonville, Florida, since March 1998, and in the Birmingham and Mobile, Alabama service areas, which include Tuscaloosa, Alabama and Pensacola, Florida, since February 1999. Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. Network management services are currently marketed to business customers in select areas. These new service offerings are start-up operations, and as such, are not yet significant components of ALLTEL's communications operations.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                              INFORMATION SERVICES
                              --------------------
GENERAL
-------

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

CUSTOMERS
---------

The Financial Services Division's primary markets for its financial products and services are the nation's commercial banks and savings institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single family mortgage loans. These financial institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States. In total, more than 20 million mortgage loans representing over $1.8 trillion are processed using the Financial Services Division's software.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                        INFORMATION SERVICES (continued)
                        --------------------

COMPETITION
-----------

The Financial Services Division's competition primarily comes from "in-house" bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions. The Telecommunications Division also faces strong competition from internal information technology departments. In addition, there are also other information services companies that provide information processing and management services to the telecommunications industry.

ALLTEL Information Services competes in each of its markets by providing a high level of service and support. ALLTEL Information Services substantially relies upon and vigorously enforces contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of its computer software and service methodologies.

REGULATION AND EXAMINATION
--------------------------

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

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                        INFORMATION SERVICES (continued)
                        --------------------

PRODUCT DEVELOPMENT AND SUPPORT
-------------------------------

In the past five years, ALLTEL Information Services has spent approximately $523 million ($111 million in 1998) on mainframe and client/server software design and development. ALLTEL Information Services is also developing products that are utilized in a UNIX based environment, including the Telecommunications Division's Virtuoso II billing and customer care product. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. ALLTEL Information Services intends to continue to maintain, improve, and expand the functions and capabilities of its software products over the next several years.

                                OTHER OPERATIONS
                                ----------------

PRODUCT DISTRIBUTION
--------------------

ALLTEL Supply, Inc. ("ALLTEL Supply"), with 9 warehouses and 24 counter-sales showrooms across the United States, is a major distributor of telecommunications equipment and materials. It supplies equipment to affiliated and non-affiliated communications companies, business systems suppliers, railroads, governments, and retail and industrial companies.

Competition
-----------

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

Products
--------

ALLTEL Supply offers more than 50,000 products for sale. Of these, ALLTEL Supply inventories single and multi-line telephone sets, local area networks ("LANs"), switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items. ALLTEL Supply has not encountered any material shortages or delays in delivery of products from their suppliers.

DIRECTORY PUBLISHING
--------------------

ALLTEL Publishing coordinates advertising, sales, printing, and distribution for 329 telephone directory contracts in 39 states. Under terms of an agreement with GTE Directories, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories provides directory sales and printing services through a separate contract with ALLTEL Publishing.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------

                                   INVESTMENTS
                                   -----------

MCI WORLDCOM, INC.
------------------

The Company currently owns approximately 12.7 million shares of MCI WorldCom, Inc. common stock, representing less than a 1 percent ownership interest in this publicly-held company. MCI WorldCom, Inc. is a large long-distance company in the United States and is a full service provider of international telecommunications and specialized broadcasting services. During 1998 and 1997, the Company sold a portion of its investment in MCI WorldCom, Inc.

APEX GLOBAL INFORMATION SERVICES, INC.
--------------------------------------

The Company has made an approximate $15 million investment in Apex Global Information Services, Inc. ("AGIS"), a global provider of Internet access services. As a result, the Company owns approximately a 9 percent interest in AGIS.

HORIZON TELECOM, INC.
---------------------

The Company owns a 19.8 percent interest in Horizon Telecom, Inc., which serves approximately 37,000 telephone access lines in Ohio. Frederick G. Griech, Senior Advisor, and Dennis Mervis, Vice President-Sales and Marketing of ALLTEL Communications Northeast Market Group, are members of Horizon Telecom, Inc.'s Board of Directors.

HUGHES ISPAT LIMITED
--------------------

During 1997, the Company made an approximate $21 million investment in Hughes Ispat Limited ("HIL"), a start-up, limited liability company in India. HIL has received a license to provide basic telephone and other enhanced communications services in the state of Maharashtra, India. Currently, HIL is constructing network facilities and began operations in late 1998. As a result of its investment, the Company owns approximately a 13 percent interest in HIL. Francis
X. Frantz, Executive Vice President-External Affairs, General Counsel and Secretary, is a member of HIL's Board of Directors.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 2.  Properties
-------  ----------

WIRELINE PROPERTY
-----------------

The Company's wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone lines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 1998, was as follows:

                                                            (Thousands)
                                                            -----------
         Wireline-
           Land, buildings and leasehold improvements       $  206,463
           Central office equipment                          1,432,606
           Outside plant                                     2,196,123
           Furniture, fixtures, vehicles and other             255,599
                                                            ----------
                      Total                                 $4,090,791
                                                            ==========


Certain properties of the Company and its wireline subsidiaries are pledged as collateral for long-term debt.

OTHER PROPERTY
--------------

Other properties of the Company in service consist primarily of property, plant and equipment used in providing wireless communications services, information services and product distribution operations. The total investment by category for the non-wireline operations of the Company as of December 31, 1998, was as follows:

                                                            (Thousands)
                                                            -----------
         Land, buildings and leasehold improvements         $  621,320
         Wireless plant and equipment                        2,031,512
         Data processing equipment                             436,968
         Furniture, fixtures and miscellaneous                 429,332
                                                            ----------
             Total                                          $3,519,132
                                                            ==========


All of the Company's property is considered to be in reasonably sound operating condition.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 3.  Legal Proceedings
-------  -----------------

         On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. As further discussed in Note 14 to the Consolidated Financial Statements (refer to page 58 of this Form 10-K), the Company appealed the Georgia PSC order and received a favorable decision from the Superior Court of Fulton County, Georgia (the "Superior Court"). The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals reversed the Superior Court's decision. In August 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Georgia Court of Appeals decision be reversed. In October 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to order the rate reductions. The case has been returned to the Superior Court for a hearing on the merits which will provide ALLTEL the opportunity to challenge the Georgia PSC's order by asserting a number of additional federal and state constitutional and other legal grounds. At December 31, 1998, the maximum possible liability to the Company related to this case is $60 million, plus interest at 7 percent from July 1, 1996. Since the Company believes that it will prevail in this case, the Company has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.

         The Company is not currently involved in any other material pending legal proceedings, other than routine litigation incidental to its business, and, to the knowledge of the Company's management, no material legal proceedings, either private or governmental, are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to the security holders for a vote during the fourth quarter of 1998.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------

         The outstanding shares of the Company's Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT. The following table reflects the range of high, low and closing prices of the Company's Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 1998 and 1997:

                                                                  Dividend
         Year     Qtr.     High         Low          Close        Declared
         ----     ----     ----         ---          -----        --------
         1998     4th      61 3/8       44           59 13/16      $.305
                  3rd      48           38 1/4       47 1/8        $.29
                  2nd      46 1/2       39 7/16      46 1/2        $.29
                  1st      48 13/16     39 9/16      43 11/16      $.29

         1997     4th      41 5/8       33 3/16      41 1/16       $.29
                  3rd      35 1/2       30 15/16     34 1/2        $.275
                  2nd      34 3/8       29 3/4       33 7/16       $.275
                  1st      36 3/4       30 5/8       32 1/2        $.275

         As of January 31, 1999, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 230,000.

                               ALLTEL Corporation
                               Form 10-K, Part II
Item 6. Selected Financial Data
------- -----------------------

For the years ended December 31,
(Dollars in thousands,
 except per share amounts)                      1998            1997           1996            1995           1994            1993
----------------------------------------------------------------------------------------------------------------------------------
Revenues and Sales:
  Service revenues                        $4,632,615      $4,033,811     $3,588,233      $3,246,666     $2,830,278      $2,202,071
  Product sales                              561,393         511,329        651,234         651,766        664,242         485,038
                                          ----------      ----------     ----------      ----------     ----------      ----------
    Total revenues and sales               5,194,008       4,545,140      4,239,467       3,898,432      3,494,520       2,687,109
----------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Operating expenses                       3,290,853       2,871,936      2,736,761       2,544,536      2,320,678       1,783,440
  Depreciation and amortization              707,129         635,464        570,956         524,530        454,398         364,821
  Merger and integration expenses            252,000               -              -               -              -               -
  Provision to reduce carrying
    value of certain assets                   55,000          16,874        120,280               -              -               -
                                          ----------      ----------     ----------      ----------     ----------      ----------
    Total costs and expenses               4,304,982       3,524,274      3,427,997       3,069,066      2,775,076       2,148,261
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                             889,026       1,020,866        811,470         829,366        719,444         538,848
Other income, net                             50,832          15,278          6,792           8,043         (7,265)          9,241
Interest expense                            (263,669)       (261,770)      (237,196)       (272,668)      (235,557)       (184,155)
Gain on disposal or exchange of assets
  write-down of assets and other             296,150         209,651         (2,278)         30,775        (54,157)         27,390
                                          ----------      ----------     -----------     ----------     ----------      ----------
Income before income taxes                   972,339         984,025        578,788         595,516        422,465         391,324
Income taxes                                 446,864         394,644        227,532         242,595        170,469         180,791
                                          ----------      ----------     ----------      ----------     ----------      ----------
Net income                                   525,475         589,381        351,256         352,921        251,996         210,533
Preferred dividends                              938           1,008          1,071           1,158          1,232           1,578
                                          ----------      ----------     ----------      ----------     ----------      ----------
Net income applicable to
  common shares                           $  524,537      $  588,373     $  350,185      $  351,763     $  250,764      $  208,955
----------------------------------------------------------------------------------------------------------------------------------
Earnings per Share:
  Basic                                        $1.91           $2.13          $1.27           $1.28           $.91            $.77
  Diluted                                      $1.89           $2.11          $1.26           $1.27           $.91            $.76
Dividends per common share                    $1.175          $1.115         $1.055            $.98           $.90            $.82
Weighted average common shares:
  Basic                                  274,305,000     276,590,000    276,637,000     275,232,000    274,141,000     272,017,000
  Diluted                                277,276,000     278,544,000    278,429,000     277,159,000    276,592,000     274,880,000
Total assets                              $9,374,226      $8,570,405     $8,168,174      $7,054,627     $6,454,239      $5,787,474
Total shareholders' equity                $3,270,872      $2,717,807     $2,559,607      $1,937,633     $1,629,132      $1,578,228
Total redeemable preferred
  stock and long-term debt                $3,496,760      $3,705,144     $3,462,375      $3,286,411     $3,208,095      $2,851,481
----------------------------------------------------------------------------------------------------------------------------------

Notes: A.   Net income for 1998 includes pretax gains of $296.2 million from the sale of certain investments, principally consisting of MCI WorldCom, Inc. common stock. These gains increased net income by $179.8 million or $.65 per share. Net income also includes $252 million of merger and integration expenses related to the closing of the merger with 360
            Communications Company. These merger and integration expenses decreased net income $201 million or $.73 per share. Net income also includes a pretax charge of $55 million resulting from changes in a customer care and billing contract with a major customer. This charge decreased net income $33.6 million or $.12 per share. (See Notes 9, 10 and 11.)
       B.   Net income for 1997 includes pretax gains of $209.6 million from the sale of certain investments, principally consisting of MCI WorldCom, Inc. common stock and from the sale of the Company's healthcare operations. These gains increased net income by $121.5 million or $.44 per share. Net income also includes a pretax write-down of $16.9 million to reflect the fair value less cost to sell the Company's wire and cable operations. This write-down decreased net income $11.7 million or $.04 per share. (See Notes 10 and 11.)
       C.   Net income for 1996 includes pretax write-downs of $120.3 million to adjust the carrying value of certain software and other assets. The write-downs decreased net income $72.7 million or $.25 per share. (See Note 10.)
       D.   Net income for 1995 includes pretax gains of $49.8 million from the sale of certain wireline properties, partially offset by  termination fees of $14.0 million incurred due to the early retirement of long-term debt and by an additional pretax write-down of $5.0 million in the carrying value of the Company's check processing operations. These transactions increased net income $19.8 million or $.07 per share.
       E.   Net income for 1994 includes a pretax write-down of $54.2 million to reflect the estimated net realizable value of the
            Company's community banking and check processing operations. The write-down decreased net income by $32.2 million or
            $.12 per share.
       F.   On November 1, 1993, the Company purchased substantially all of the assets of the wireline operations of GTE Corporation in the State of Georgia ("GTE Georgia"). This acquisition was accounted for as a purchase, and accordingly, GTE
            Georgia's results have been included in the consolidated financial statements from the date of acquisition.

                                                                18

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation ("ALLTEL" or the "Company") includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, Year 2000 compliance and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company's ability to change its pricing for communications services; the possible future unavailability of accounting under Statement of Financial Accounting Standards No. 71 for the Company's wireline subsidiaries; continuing consolidation in certain industries, such as banking, served by the Company's information services business; the risks associated with relatively large, multi-year contracts in the Company's information services business; and higher than anticipated expenditures associated with the Company's Year 2000 efforts. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

Results of Operations
Overview
On July 1, 1998, ALLTEL completed its merger with 360 Communications Company ("360"). Through this merger, ALLTEL expanded its wireless presence and enhanced its ability to deliver bundled communications services across its geographically focused markets. The merger with 360 was accounted for as a pooling-of-interests. Accordingly, all prior-period financial information presented has been restated to include the 360 operations. (See Note 2 to the consolidated financial statements for additional information regarding the merger transaction.) As further discussed below, results for 1998 were affected by merger and integration expenses and by other non-recurring and unusual items.
     Revenues and sales increased $648.9 million or 14 percent in 1998, $305.7 million or 7 percent in 1997 and $341.0 million or 9 percent in 1996. Operating income decreased $131.8 million or 13 percent in 1998, increased $209.4 million or 26 percent in 1997 and decreased $17.9 million or 2 percent in 1996. Growth in revenues and sales in all three years was affected by various asset dispositions. In May 1997, the Company completed the sale of its wire and cable subsidiary, HWC Distribution Corp. ("HWC"), and in January 1997, the Company sold its information services' healthcare operations. During 1996 and 1995, ALLTEL sold certain non-strategic wireline properties. In addition to these asset dispositions, operating income in each of the three years in the period ended December 31, 1998, was also affected by charges to write down the carrying value of certain assets. Operating income for 1998 also reflects merger and integration expenses related to the merger with 360.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations, (continued):
        --------------

     Adjusted to exclude the results from operations for the asset dispositions and the impact of the merger and integration expenses and asset write-downs, revenues and sales would have increased $691.7 million or 15 percent in 1998, $534.5 million or 13 percent in 1997 and $450.7 million or 13 percent in 1996, and operating income would have increased $159.7 million or 15 percent in 1998, $115.0 million or 12 percent in 1997 and $142.0 million or 18 percent in 1996.
     Net income decreased $63.9 million or 11 percent in 1998, increased $238.1 million or 68 percent in 1997 and decreased $1.7 million or less than 1 percent in 1996. Basic and diluted earnings per share both decreased 10 percent in 1998, increased 68 percent and 67 percent, respectively, in 1997 and both decreased
1 percent in 1996. Reported net income and earnings per share include the effects of the asset dispositions, asset write-downs and merger and integration expenses, as well as several non-recurring and unusual items further discussed below. Excluding the impact in each year of the asset dispositions and all non-recurring and unusual items, net income would have increased $101.5 million or 21 percent in 1998, $59.8 million or 14 percent in 1997 and $117.8 million or 39 percent in 1996, and basic and diluted earnings per share would both have increased 22 percent in 1998, 15 percent in 1997 and 39 percent in 1996.
     Net income and earnings per share adjusted for the asset dispositions and all non-extraordinary, non-recurring and unusual items are summarized in the following tables:

----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                         1998              1997             1996
                                                                         ----              ----             ----
Net income, as reported                                              $525,475          $589,381         $351,256
Disposition of healthcare, wire and cable
    and wireline operations                                                 -              (838)          (6,429)
Non-recurring and unusual items, net of tax:
  Merger and integration expenses                                     200,995                 -                -
  Provision to reduce carrying value of certain assets                 33,605            11,744           72,716
  Gain on disposal of assets                                         (179,770)         (121,485)          (8,465)
  Termination fees on early retirement of long-term debt                    -                 -            9,946
                                                                     --------          --------         --------
Net income, as adjusted                                              $580,305          $478,802         $419,024
----------------------------------------------------------------------------------------------------------------

                                                           Basic                              Diluted
                                              -----------------------------      -------------------------------
                                                 1998       1997       1996         1998         1997       1996
                                                 ----       ----       ----         ----         ----       ----
Earnings per share, as reported                 $1.91      $2.13      $1.27        $1.89        $2.11      $1.26
Disposition of healthcare, wire and cable
  and wireline operations                           -          -       (.02)           -            -       (.02)
Non-recurring and unusual items:
  Merger and integration expenses                 .73          -          -          .73            -          -
  Provision to reduce carrying
     value of certain assets                      .12        .04        .25          .12          .04        .25
  Gain on disposal of assets                     (.65)      (.44)      (.03)        (.65)        (.43)      (.03)
  Termination fees on early retirement
     of long-term debt                              -          -        .04            -            -        .04
                                                -----      -----      -----        -----        -----      -----
Earnings per share, as adjusted                 $2.11      $1.73      $1.51        $2.09        $1.72      $1.50
----------------------------------------------------------------------------------------------------------------

     The net income and earnings per share impact of the asset dispositions and the non-recurring and unusual items have been presented as supplemental information only. The non-recurring and unusual items reflected in the above tables are discussed below in reference to the caption in the consolidated statements of income in which they are reported.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations, (continued):
        -------------

Merger and Integration Expenses
In 1998, the Company recorded transaction costs and one-time charges totaling $252 million on a pretax basis related to the closing of its merger with
360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets related to a customer billing system with no alternative future use, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18 million write-down in the carrying value of certain assets resulting from a revised Personal Communications Services (PCS) deployment plan, and other integration costs of $23.1 million. The contract termination fees primarily relate to a long-term contract with an outside vendor for customer billing services to be provided to the 360 operations.
As part of its integration plan, the Company will convert the 360 operations to its own internal billing system. The $50 million of costs recorded by the Company represent the estimated cost of terminating the billing services contract with the outside vendor prior to the expiration of its term. The $18 million write-down in the carrying value of certain PCS-related assets include approximately $15 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3 million of the PCS-related write-down represents cell site lease termination fees.
     As a result of its integration efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of $80 million in 1999 and $100 million in 2000. Of the total syngeries expected to be realized each year, ALLTEL estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. At December 31, 1998, the Company's remaining unpaid liability related to its merger and integration efforts was $91.3 million, consisting of $50 million of contract termination fees, $31.9 million of employee-related expenses and $9.4 million of other integration costs. Cash outlays for the employee-related expenses and other integration costs are expected to be substantially completed by the end of the first quarter of 1999. The Company expects to finalize amounts payable with respect to certain contract termination fees by the end of 1999. Funding for this liability will be internally financed from operating cash flows.
(See Note 9 to the consolidated financial statements for additional information regarding the merger and integration expenses.)

Provision to Reduce Carrying Value of Certain Assets
During the third quarter of 1998, the Company recorded a $55 million non-recurring operating expense related to its contract with GTE Corporation ("GTE"). This expense represents a reduction in the cumulative gross margin earned under the GTE contract. Due to its pending merger with Bell Atlantic Corporation, GTE has re-evaluated its billing and customer care requirements and modified its billing conversion plans.
     During 1997, ALLTEL recorded a pretax write-down of $16.9 million to reflect the fair value less cost to sell its wire and cable subsidiary, HWC. During 1996, the Company incurred non-cash, pretax charges of $120.3 million to write down the carrying value of certain assets. In accordance with ALLTEL's plan to dispose of HWC, the Company recorded a pretax write-down of goodwill in the amount of $45.3 million. In addition, information services recorded a pretax write-down of $53.0 million in the carrying value of certain assets primarily consisting of capitalized software development costs. The write-down of software resulted from performing a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies. Information services also recorded a pretax write-down of $22.0 million to adjust the carrying value of its community banking operations to their estimated fair value based upon projections of future cash flows. (See
Note 10 to the consolidated financial statements for additional information regarding the asset write-downs discussed in this section.)

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

Gain on Disposal of Assets and Other
During 1998, the Company recorded pretax gains of $265.7 million, primarily from the sale of a portion of its investment in MCI WorldCom, Inc. common stock.
The Company also recorded a pretax gain of $30.5 million resulting from the sale of its ownership interest in an unconsolidated partnership.
     During 1997, ALLTEL recorded a pretax gain of $156.0 million from the sale of a portion of its investment in MCI WorldCom, Inc. common stock. In addition, the Company recorded a pretax gain of $34.4 million primarily related to the sale of its investment in a software company, a pretax gain of $16.2 million from the sale of information services' healthcare operations and a pretax gain of $3.0 million from the sale of its ownership interests in two unconsolidated partnerships.
     In 1996, the Company recorded a pretax gain of $15.3 million from the sale of wireline properties in Nevada to Citizens Utilities Company. ALLTEL also incurred $15.8 million of termination fees related to the early retirement of $200 million of long-term debt. Additionally, ALLTEL realized a pretax loss of $1.8 million related to the withdrawal of its investment in GO Communications Corporation ("GOCC"). (See Note 11 to the consolidated financial statements for additional information regarding these non-recurring and unusual items recorded in 1998, 1997 and 1996.)

Results of Operations by Business Segment
As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" in 1998. ALLTEL is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: communications and information services. The Company's communications operations consist of its wireless, wireline and emerging business segments. The Company also sells telecommunications products and publishes telephone directories.

Communications-Wireless Operations
----------------------------------------------------------------------------
(Dollars in millions)                      1998          1997           1996
----------------------------------------------------------------------------
Revenues and sales                     $2,137.2      $1,838.5       $1,544.5
Operating income                       $  603.6      $  460.4       $  370.2
Total customers                       4,008,660     3,523,839      2,951,548
Market penetration rate                   12.0%         10.7%           9.1%
Churn                                      2.1%          2.0%           2.0%
----------------------------------------------------------------------------

Wireless revenues and sales increased $298.7 million or 16 percent in 1998, $294.0 million or 19 percent in 1997 and $345.6 million or 29 percent in 1996. Operating income increased $143.2 million or 31 percent in 1998, $90.2 million or 24 percent in 1997 and $108.2 million or 41 percent in 1996.
     Customer growth continued as the number of customers increased 14 percent over 1997, compared to annual growth rates in customers of 19 percent in 1997 and 39 percent in 1996. ALLTEL placed more than 1,465,000 gross units in service in 1998, compared to 1,374,000 units in 1997 and 1,220,000 units in 1996. While the rate of customer growth has declined, the overall market penetration rate (number of customers as a percentage of the total population in ALLTEL's service areas) has increased.
     Wireless revenues and sales increased in all periods primarily due to the growth in ALLTEL's customer base including the acquisition of new wireless properties and increased ownership interest in existing wireless properties. Increases in local airtime, roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. As a result of increased usage of the Company's network facilities, average monthly revenue per customer increased slightly in 1998 to $48. Average monthly revenue per customer was $47 for 1997 and $52 for 1996. Average monthly revenue per customer declined in 1997 primarily due to the migration of existing customers to lower rate plans, increased penetration into lower-usage market segments and a reduction in roaming revenue rates. During 1997, as a result of competition in its service areas, ALLTEL increased its offering of monthly service plans which had lower base access rates and included more packaged air time minutes. The Company expects average monthly revenue per

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

customer to continue to be affected by the industry-wide trends of decreased roaming revenue rates and continued penetration into lower-usage market segments. In addition, the growth rate of new customers is expected to decline as the Company's wireless customer base grows. Accordingly, future revenue growth will be dependent upon ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.
     Operating income increased in all periods primarily due to the growth in revenues and sales. Improved margins realized on the sale of wireless equipment, reductions in branding and other advertising costs and declines in losses sustained from fraud contributed to the increases in operating income for 1998 and 1997. The reduction in branding and other advertising costs in 1998 reflects savings realized as a result of the merger, as ALLTEL ceased promotion of the 360 brand name. Branding and other advertising costs declined in 1997 due to a decrease in promotional activities. Losses sustained from fraud decreased in 1998 and 1997 primarily due to the Company's continuing efforts to control unauthorized usage of its customers' wireless telephone numbers that results in unbillable fraudulent roaming activity. Operating income in all periods was affected by increases in sales commissions, customer service-related expenses and general and administrative expenses consistent with the overall growth in revenues and sales. Depreciation and amortization expense also increased in all periods primarily due to growth in wireless plant in service.
     The cost to acquire a new wireless customer represents sales, marketing and advertising costs and losses on equipment sales for each new customer added. The cost to acquire a new wireless customer was $284, $285 and $295 for the years ended December 31, 1998, 1997 and 1996, respectively. The decreases in 1998 and 1997 were primarily due to the reductions in branding and other advertising costs noted above, as well as distributing these costs over a larger number of customers acquired, as compared to the corresponding prior-year period. Although the Company intends to continue to utilize its large dealer network, ALLTEL has expanded its internal sales distribution channels to include its own retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels.

Communications-Wireline Operations
-----------------------------------------------------------------------------
(Dollars in millions)                      1998           1997           1996
-----------------------------------------------------------------------------
Local service                          $  583.1       $  535.9       $  487.1
Network access and long-distance          631.9          609.4          589.9
Miscellaneous                              94.1           88.7           90.4
                                       --------       --------       --------
    Total revenues and sales           $1,309.1       $1,234.0       $1,167.4
Operating income                       $  471.6       $  450.0       $  409.3
Access lines in service               1,889,506      1,789,317      1,681,395
-----------------------------------------------------------------------------

Wireline's revenues and sales increased $75.1 million or 6 percent in 1998, increased $66.6 million or 6 percent in 1997 and decreased $41.3 million or 3 percent in 1996. Operating income increased $21.6 million or 5 percent in 1998, increased $40.7 million or 10 percent in 1997 and decreased $9.3 million or 2 percent in 1996. ALLTEL sold certain wireline properties in eight states during 1996 and 1995, resulting in decreases in revenues and sales and operating income in 1996 of $88.4 million and $31.7 million, respectively. Excluding the impact of the sale of properties, wireline's revenues and sales would have increased $47.1 million or 4 percent, and operating income would have increased $22.4 million or 6 percent in 1996.
     Local service revenues increased $47.2 million or 9 percent in 1998, $48.8 million or 10 percent in 1997 and $13.1 million or 3 percent in 1996. The increases in local service revenues in all periods reflect both growth in customer access lines and growth in custom calling and other enhanced services revenues. Customer access lines increased 6 percent in both 1998 and 1997 reflecting sales of residential and second access lines. Local service revenues for 1997 also reflect the expansion of local calling areas in North Carolina and Georgia, which reclassified certain revenues from network access and long-distance revenues to local service revenues. Local service revenues for

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

1996 reflect 4 percent growth in customer access lines and increased revenues from enhanced services, partially offset by lost revenues due to the property sales. Future access line growth is expected to result from population growth in the Company's service areas and sales of second access lines and through strategic acquisitions.
     Network access and long-distance revenues increased $22.5 million or 4 percent in 1998 and $19.5 million or 3 percent in 1997 and decreased $53.7 million or 8 percent in 1996. The increase in network access and long-distance revenues in 1998 reflects higher volumes of access usage and growth in customer access lines, partially offset by a reduction in intrastate toll revenues. The increase in 1997 primarily reflects higher volumes of access usage, partially offset by the reclassification of certain revenues to local service revenues, as previously discussed. The decrease in network access and long-distance revenues in 1996 primarily reflects the sale of properties, partially offset by higher volumes of access usage.
     Total wireline operating expenses increased $53.5 million or 7 percent in 1998 and $25.9 million or 3 percent in 1997 and decreased $32.0 million or 4 percent in 1996. Operating expenses for 1998 and 1997 reflect increases in data processing charges, network-related expenses, depreciation and amortization and general administrative expenses. Operating expenses for 1997 also include additional costs incurred by ALLTEL in consolidating its customer service operations. Operating expenses decreased in 1996 by approximately $56.7 million as a result of the sale of properties. The decrease in operating expenses in 1996 attributable to the sale of properties was partially offset by increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment and an increase in depreciation expense.
     As more fully discussed in Note 14 to the consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by ordering the rate reductions. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals (the "Appellate Court") reversed the Superior Court's decision. The Company appealed the Appellate Court's decision to the Georgia Supreme Court. On October 5, 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to order the rate reductions. The case has been returned to the Superior Court for a hearing on the merits, which will provide ALLTEL the opportunity to challenge the Georgia PSC's order by asserting a number of additional federal and state constitutional and other legal grounds. Since ALLTEL believes that it will prevail in this case, the Company has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.
     ALLTEL's wireline subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.
     In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs") and addressed interconnection, unbundled network

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

elements and resale rates. The FCC's authority to adopt such pricing rules was challenged in federal court by variou ILECs and state regulatory commissions.
In July 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") vacated the FCC's pricing rules, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communications services. In October 1997, the Eighth Circuit Court ruled that ILECs are not required by the 96 Act to recombine network elements purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court ("Supreme Court") to review two interconnection decisions of the Eighth Circuit Court. In January 1999, the Supreme Court ruled that the FCC, rather than the individual states, has the jurisdiction to carry out the local competition provisions of the 96 Act. These include designing a pricing methodology for states to follow in determining rates to be charged by ILECs to competitors for interconnection services and network elements, adopting rules regarding states' review of pre-existing interconnection agreements between ILECs and other carriers and adopting rules relating to dialing parity and standards for granting exemptions to rural ILECs.
     In May 1997, the FCC issued regulations applicable to local exchange carriers ("LECs") relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since ALLTEL's wireline subsidiaries are not price cap regulated companies, the access charge regulations, with few exceptions, are not currently applicable to them. However, the FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return LECs in a manner similar to that earlier adopted for price cap LECs. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return LECs is expected to be addressed in a subsequent phase of the proceeding. Once the access charge rules for rate-of-return LECs are finalized, ALLTEL will assess the impact, if any, the new rules will have on its wireline operations. Based upon ALLTEL's review of the FCC's regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy may change from being based on actual costs to being based on a proxy model. Since the FCC has not yet determined the content of any such proxy model, the impact, if any, of this change in the universal service funding for ALLTEL's wireline subsidiaries cannot be determined at this time. ALLTEL is continuing to evaluate the impact of the FCC's universal service order on ALLTEL's other telecommunications operations. Appeals of certain aspects of the universal service order are before the U.S. Fifth Circuit Court of Appeals.
     On October 5, 1998, the FCC began a proceeding to consider a represcription of the authorized rate-of-return for the interstate access services of approximately 1,300 ILECs, including ALLTEL's wireline subsidiaries. The currently prescribed rate-of-return is 11.25 percent. The purpose of the FCC's proceeding is to determine whether the prescribed rate-of-return corresponds to current market conditions and whether the rate should be changed. A decision by the FCC related to this matter may be issued later this year.
     Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects that the 96 Act and future competition will have on its wireline operations.

Communications-Emerging Businesses Operations
---------------------------------------------------------------------------
(Dollars in millions)                   1998            1997           1996
---------------------------------------------------------------------------
Revenues and sales                    $ 99.9          $ 52.0          $10.2
Operating loss                        $(44.9)         $(22.1)         $(9.2)
---------------------------------------------------------------------------

Emerging businesses consist of the Company's long-distance, competitive local exchange carrier ("CLEC"), Internet access, network management and PCS operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. During 1998, ALLTEL began offering its CLEC, PCS and network management services. Through its CLEC operations, the Company

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

offers local access services to business customers in select markets outside its traditional service areas. ALLTEL expects to expand this product offering to residential customers in the near term. In March 1998, the Company began providing PCS service in Jacksonville, Fla., and ALLTEL expects to begin offering PCS service in other markets in the near future. Network management services are currently marketed to business customers in select areas.
     Revenues and sales increased in all periods primarily due to growth in long-distance operations. Long-distance revenues increased $26.4 million in 1998 primarily due to growth in its customer base. The start-up of the CLEC, PCS and network management operations also contributed $15.6 million to the overall growth in revenues and sales from emerging businesses in 1998. The operating losses sustained by emerging businesses reflect the start-up nature of these operations.

Information Services Operations
------------------------------------------------------------------------------
(Dollar in millions)                   1998              1997             1996
------------------------------------------------------------------------------
Revenues and sales                 $1,161.8            $974.2           $960.1
Operating income                   $  162.7            $144.9           $140.3
------------------------------------------------------------------------------

Information services' revenues and sales increased $187.6 million or 19 percent in 1998, $14.1 million or 1 percent in 1997 and $30.4 million or 3 percent in 1996. Revenues and sales increased in 1998 primarily due to growth in the financial services, international and telecommunications outsourcing operations. Growth in revenues and sales for 1997 was impacted by the sale of healthcare operations completed in January 1997. Excluding the sold healthcare operations, information services' revenues and sales would have increased $123.7 million or 15 percent in 1997. Excluding the healthcare operations, revenues and sales increased in 1997 primarily due to growth in the financial services and telecommunications businesses, while revenues and sales increased in 1996 primarily due to growth in the telecommunications operations. The increases in revenues and sales for all periods reflect volume growth in existing data processing contracts, the addition of new outsourcing agreements and additional software maintenance and service revenues. Additionally, the increases in revenues and sales in all periods were partially offset by lost operations from contract terminations due to merger and consolidation activity in the domestic financial services market and a reduction in revenues collected for early termination of facilities management contracts. The domestic financial services industry continues to experience consolidation due to mergers.
     Operating income increased $17.7 million or 12 percent in 1998, $4.6 million or 3 percent in 1997 and $9.7 million or 7 percent in 1996. Excluding the impact of the sold healthcare operations, operating income would have increased $6.2 million or 5 percent in 1997 and $16.1 million or 13 percent in 1996. Operating income increased in 1998 primarily due to the growth in revenues and sales noted above, additional fees collected from the early termination of contracts and improved profit margins realized from the international financial services businesses, partially offset by lower margins realized by the telecommunications operations. Telecommunications' operating margins decreased due to higher operating costs, including depreciation and amortization expense. Depreciation and amortization expense increased due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software. Operating income for 1997 reflects the growth in revenues and sales noted above, as well as improved profit margins realized from the international financial services business, partially offset by the loss of operations due to the sale of the healthcare business. Growth in operating income for 1997 was adversely affected by start-up and product development costs associated with several new business initiatives designed to expand the Company's service offerings in existing markets. Operating income growth in 1996 primarily reflects the increase in revenues and sales. Growth in operating income for 1997 and 1996 was affected by the loss of higher-margin operations due to contract terminations, reductions in fees collected on the early termination of facilities management contracts and an increase in operating costs, corresponding with the growth in revenues and sales.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

Other Operations
---------------------------------------------------------------------
(Dollars in millions)         1998              1997             1996
---------------------------------------------------------------------
Revenues and sales          $601.3            $478.9           $589.9
Operating income            $ 25.9            $ 21.9           $ 34.0
---------------------------------------------------------------------

Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $122.4 million or 26 percent in 1998, decreased $111.0 million or 19 percent in 1997 and increased $1.8 million or less than 1 percent in 1996. Operating income increased $4.0 million or 18 percent in 1998, decreased $12.1 million or 35 percent in 1997 and increased $0.6 million or 2 percent in 1996. Growth in revenues and sales and operating income for 1998 and 1997 was affected by the sale of the HWC operations completed in May 1997. Excluding the sold HWC operations, revenues and sales would have increased $165.3 million or 38 percent in 1998 and $3.2 million or 1 percent in 1997, and operating income would have increased $5.5 million or 27 percent in 1998 and would have decreased $5.8 million or 22 percent in 1997.
     Revenues and sales increased in 1998 primarily due to growth in sales of telecommunications and data products to both affiliated and non-affiliated customers, including increased retail sales of these products at the Company's counter showrooms. Sales to affiliates increased $140.0 million in 1998, including additional purchases by the Company's wireless subsidiaries, reflecting the merger with 360 and expansion of ALLTEL Supply's product lines to include wireless equipment. The increase in revenues and sales in 1998 attributable to ALLTEL Supply's operations was partially offset by decreases in directory publishing revenues, primarily reflecting the loss of one large directory publishing contract. The decrease in revenues and sales for 1997 primarily reflects the sale of HWC and a decrease in directory publishing revenues as a result of publishing 43 fewer directory contracts in 1997 as compared to 1996. Sales of telecommunications and data products increased $21.1 million in 1997, primarily reflecting increased sales to affiliated and non-affiliated customers and additional retail sales of these products at the Company's counter showrooms. Revenues and sales increased slightly in 1996, as growth in sales of telecommunications and data products was partially offset by a reduction in directory publishing revenues, reflecting the loss of several large independent directory contracts.
     Operating income increased in 1998 primarily due to the increase in revenues and sales noted above. Growth in operating income for 1998 continued to be affected by lower gross profit margins realized by ALLTEL Supply, reflecting a reduction in margins earned on affiliated sales and increased competition from other distributors and direct sales by manufacturers. Operating income decreased in 1997 primarily due to the decrease in revenues and sales noted above. Lower gross profit margins realized on the sale of telecommunications and data products, reflecting increased competition and a reduction in product cost rebates received from vendors, also impacted operating income growth in 1997. Operating income for 1997 also reflects increased selling expenses incurred by the Company to open several new counter showroom facilities. The increase in operating income in 1996 primarily reflects reduced expenses for advertising, sales support, printing and other operating costs related to the directory publishing operations, partially offset by lower profit margins realized by the HWC operations. During 1996, HWC's gross profit margins were adversely affected by sharp declines in copper prices and increased competition from manufacturers.

Interest Expense
Interest expense increased $1.9 million or 1 percent in 1998 and $24.6 million or 10 percent in 1997 and decreased $35.5 million or 13 percent in 1996. The increase in interest expense in 1997 reflects the issuance of $200 million of debentures completed in March 1997 and the issuance of $122 million of subordinated promissory notes issued in November 1996 in connection with an acquisition. The decrease in interest expense in 1996 primarily reflects two debt refinancings completed in March 1996 and October 1995, which resulted in the retirement of three high-cost debt issues. Interest expense in 1996 also reflects reduced borrowing rates resulting from the recapitalization of 360 at the time of its spinoff from Sprint Corporation. (See Note 2 to the consolidated financial statements for additional information regarding 360's spinoff.)

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

Income Taxes
Income tax expense increased $52.2 million or 13 percent in 1998 and $167.1 million or 73 percent in 1997 and decreased $15.1 million or 6 percent in 1996. The changes in income tax expense for all periods primarily reflect the tax-related impact of the various non-recurring and unusual items, previously discussed. Excluding the impact on tax expense of these items in each year, income tax expense would have increased $91.3 million or 29 percent in 1998, $35.7 million or 13 percent in 1997 and $44.2 million or 19 percent in 1996, consistent with the overall growth in ALLTEL's earnings from continuing operations before non-recurring and unusual items.

Average Common Shares Outstanding
The average number of common shares outstanding decreased 1 percent in 1998, primarily due to the Company's repurchase of its common stock in 1997. During 1998, common shares issued through stock option plans amounted to 1,703,000 shares, and preferred stock and debentures were converted into 23,000 shares. The average number of common shares outstanding decreased slightly in 1997. During 1997, 872,000 shares were issued in connection with acquisitions, common shares issued through stock option plans amounted to 618,000 shares, and preferred stock and debentures were converted into 67,000 shares. These increases were offset by the Company's repurchase on the open market of 6,594,000 of its common shares. The average number of common shares outstanding increased slightly in 1996. During 1996, 4,810,000 shares were issued in connection with acquisitions, common shares issued through stock option plans amounted to 439,000 shares, and preferred stock and debentures were converted into 28,000 shares. These increases were offset by the Company's repurchase on the open market of 2,480,000 of its common shares.

Financial Condition, Liquidity and Capital Resources

--------------------------------------------------------------------------------
(Dollars in millions, except per share amounts)     1998        1997        1996
--------------------------------------------------------------------------------
Cash provided from operations                   $1,247.1    $1,181.4    $1,189.8
Capital expenditures                            $  868.6    $  826.9    $  763.8
Total capital structure                         $6,823.1    $6,471.0    $6,059.8
Percent equity to total capital                    48.0%       42.1%       42.4%
Interest coverage ratio                            4.73x       3.96x       3.45x
Book value per share                              $11.86       $9.91       $9.16
--------------------------------------------------------------------------------

Cash provided from operations continues to be ALLTEL's primary source of liquidity. The increase in cash provided from operations for 1998 primarily reflects growth in earnings of the Company and changes in working capital requirements, including the timing of additional income tax payments associated with gains realized from the sale of MCI WorldCom, Inc. common stock. Cash provided from operations increased in 1996 primarily due to growth in earnings of the Company and changes in working capital requirements mainly attributable to timing differences in the payment of accounts payable.
     Capital expenditures increased in 1998, reflecting construction of additional network facilities and deployment of digital wireless technology in select markets. Capital expenditures increased in 1997 primarily due to the start-up construction of ALLTEL's PCS network. Capital expenditures decreased in 1996 primarily as a result of the sale of wireline properties and a reduction in capital expenditures by the remaining wireline subsidiaries. The Company financed the majority of its capital expenditures through the internal generation of funds in each of the past three years. Capital expenditures were incurred to continue to modernize and upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $850 million for 1999 and are expected to be funded primarily from internally generated funds.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

    Cash flows from investing activities for 1998 include cash outlays of $55.1 million for the purchase of property, consisting of $34.6 million for the acquisition of two wireless properties in Georgia and $20.5 million for the purchase of additional ownership interests in wireless properties in North Carolina and Texas. Cash flows from investing activities for 1997 include a cash outlay of $146.5 million related to the acquisition of PCS licensing rights for 73 markets in 12 states. The PCS licenses increase the size of ALLTEL's potential wireless customer base to 50.6 million. Cash flows from investing activities for 1997 also include a total cash outlay of $124.3 million for additional investments in cellular partnerships in which the Company owns a minority interest, including an $80 million investment in a cellular partnership serving the Orlando, Fla., and Richmond, Va., markets. Cash flows from investing activities for 1997 also include total cash outlays of $112.9 million for various acquisitions, including a wireline property in Georgia, two wireless properties in Alabama and the purchase of additional ownership interests in 16 wireless properties in which the Company owns a controlling interest. Cash flows from investing activities for 1996 include a cash outlay of $352.5 million primarily related to the acquisition of Independent Cellular Network, Inc. ("ICN"). ICN owned and operated cellular systems serving more than 140,000 customers in Ohio, Kentucky, Pennsylvania and West Virginia.
     Cash flows from investing activities for 1998 and 1997 include proceeds from the sale of a portion of ALLTEL's investment in MCI WorldCom, Inc. common stock of $288.2 million and $185.9 million, respectively. In addition, proceeds from the sale of investments in 1998 and 1997 include $20.2 million and $3.9 million, respectively, primarily received from the sale of the Company's ownership interest in wireless partnerships. Cash flows from investing activities for 1997 include proceeds of $202.3 million received from the sale of property, principally consisting of three non-strategic operations. In September 1997, the Company received cash proceeds of $48.7 million in connection with the sale of an investment in a software company. In May 1997, ALLTEL completed the sale of its wire and cable subsidiary, HWC, for approximately $45.0 million in cash; and in January 1997, the Company received cash proceeds of $104.9 million in connection with the sale of its healthcare operations. The proceeds from the sales of investments and other assets were used primarily to reduce borrowings under the Company's revolving credit agreement. Cash flows from investing activities for 1996 include proceeds totaling $38.7 million received principally from the sale of certain wireline properties in Nevada. Cash flows from investing activities for 1996 also include proceeds of $30.4 million related to the withdrawal of ALLTEL's investment in GOCC.
     Cash flows from financing activities include dividend payments and the repurchase by the Company of its common stock. Common and preferred dividend payments amounted to $240.4 million in 1998, $206.3 million in 1997 and $198.1 million in 1996. The increases in each year primarily reflect growth in the annual dividend rates on ALLTEL's common stock. Dividend payments on common shares also increased in 1998 as a result of additional shares outstanding due to the merger with 360. Under a share repurchase program initiated by the Company in 1996 and expanded in 1997, the Company repurchased 6.6 million and
2.5 million of its shares at a total cost of $212.0 million and $79.1 million in 1997 and 1996, respectively. Distributions to minority investors were $92.8 million in 1998, $45.1 million in 1997 and $35.4 million in 1996. The increase in distributions for 1998 reflects the improved operating results of the wireless properties managed by ALLTEL.
     Currently, the Company has a $1 billion line of credit under a revolving credit agreement. Borrowings outstanding under this agreement at December 31, 1998, were $578.5 million, with a weighted average interest rate of 5.7 percent. At December 31, 1997, ALLTEL and 360 had separate lines of credit under revolving credit agreements. Borrowings outstanding under these agreements at December 31, 1997 and 1996 were $847.9 million and $763.7 million, respectively. Upon completion of its merger with 360, ALLTEL refinanced borrowings of approximately $495 million that were outstanding under 360's revolving credit agreement through ALLTEL's existing credit facilities, and 360's revolving credit agreement was terminated. Additional borrowings under the revolving credit agreements in 1997 were incurred primarily to fund the stock repurchase program and to acquire PCS licensing rights. As previously noted, proceeds from the sales of MCI WorldCom, Inc. common stock, the HWC and healthcare operations and the sale of investments in a software company were used primarily to reduce borrowings outstanding under the revolving credit agreements in 1998 and 1997.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

     Long-term debt issued was $107.3 million in 1998, $282.6 million in 1997 and $1,948.9 million in 1996, while retirements of long-term debt amounted to $312.2 million in 1998, $42.6 million in 1997 and $1,642.5 million in 1996. In
January 1998, the Company issued $100 million of 6.65 percent notes, which represents substantially all the long-term debt issued in 1998. Long-term debt issued in 1997 includes the net increase in revolving credit agreement borrowings from December 31, 1996, and the issuance of $200 million of 7.6 percent notes. In 1996, ALLTEL issued $300 million of 7.0 percent debentures to refinance $200 million of 9.5 percent debentures and to reduce borrowings under its revolving credit agreement. Also in 1996, in connection with its spinoff from Sprint, 360 repaid $1.4 billion of intercompany debt. The repayment was funded by proceeds from the issuance of $900 million of senior notes and from $500 million of initial borrowings under 360's revolving credit agreement. In addition, the Company issued $122 million of subordinated promissory notes in connection with the ICN acquisition. The net reduction in revolving credit agreement borrowings from December 31, 1997, represents substantially all the long-term debt retired in 1998. The repayment of intercompany debt to Sprint and the refinanced debt issue represent substantially all the long-term debt retired in 1996. In connection with the debt refinancing completed in 1996, the Company was required to pay termination fees in the amount of $15.8 million. Following its merger with 360, ALLTEL's bond ratings with Moody's Investors Service and Standard & Poor's Corporation were A2 and A-, respectively, compared to A2 and A+, respectively, prior to the merger. (See Note 5 to the consolidated financial statements for additional information regarding the Company's long-term debt.)
     The Company believes it has adequate internal and external capital resources available to finance its ongoing operating requirements including capital expenditures, business development and the payment of dividends. ALLTEL has access to the capital markets, including the private placement market, public issuance and the Rural Utilities Service financing programs for wireline companies. The Company and its subsidiaries expect these sources to continue to be available for future borrowings.

Other Financial Information
Management is currently not aware of any environmental matters which, in the aggregate, would have a material adverse effect on the financial condition or results of operations of the Company.
     On December 18, 1998, ALLTEL announced a definitive merger agreement with Aliant Communications, Inc. ("Aliant"), a communications company which offers wireless, wireline, paging, long-distance and Internet services in Nebraska. Under terms of the agreement, each share of Aliant's common stock will be exchanged for .67 to .75 shares of ALLTEL common stock. The Company expects to account for this transaction, which is valued at $1.5 billion, as a pooling-of-interests. The merger is subject to approval by Aliant shareholders, as well as regulatory and other approvals. The merger is expected to be completed by mid-1999.

Year 2000 Compliance
The Year 2000 issue affects the Company's internal computer systems and infrastructure, as well as certain software, systems and services that the Company provides to its customers. The Company began its Year 2000 efforts several years ago and plans to be substantially completed with those efforts by June 30, 1999 and fully completed by August 31, 1999. The Company's Year 2000 plan consists of eight phases: (i) Awareness; (ii) Inventory; (iii) Third-Party Strategies; (iv) Risk Assessment; (v) Planning; (vi) Remediation; (vii) Testing; and (viii) Implementation.
     For the Company's internal computer systems and software, systems and services that the Company provides to its customers and for which the Company is responsible, the Awareness, Inventory and Third-Party Strategies phases have been completed. For these systems, software and services, the Company has commenced work on and plans to complete the Risk Assessment Phase by March 15, 1999; the Planning phase by March 31, 1999; the Remediation and Testing phases by June 30, 1999; and the Implementation phase by June 30, 1999, except the Implementation phase for the Company's Savannah, Albany and Augusta, Ga., and Columbia, S.C., wireless markets, which constitute approximately 8 percent of the Company's wireless customers, which is scheduled to be completed by August 31, 1999.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

     For the Company's facilities infrastructure, the Company has completed the Awareness phase and has commenced work on and plans to complete the Inventory phase by January 31, 1999; the Third-Party Strategies, Risk Assessment and Planning phases by March 31, 1999; and the Remediation, Testing and Implementation phases by June 30, 1999. For the Company's remaining infrastructure, the Company has completed the Awareness, Inventory, Third-Party Strategies and Risk Assessment phases and has commenced work on and plans to complete the Planning phase by March 31, 1999; and the Remediation, Testing and Implementation phases by June 30, 1999.
     As part of its Year 2000 plan, the Company has implemented a third-party management process and is continuing to contact its vendors, suppliers and other third parties upon which the Company depends regarding their plans for making their products, services and systems Year 2000 compliant. The Company's ability to meet its target completion dates is dependent upon the timely provision of upgrades or other solutions from its vendors and suppliers. Some third-party upgrades and other solutions are not yet available, resulting in delays in the Company's completion of the Risk Assessment and Planning phases and potential delays in completion of the Remediation, Testing and Implementation phases. The Company is also dependent upon other third parties who provide essential services (such as utilities, interexchange carriers, etc.) to make their critical systems Year 2000 compliant in a timely manner. Generally, the Company does not have the ability to test those systems for Year 2000 compliance and, instead, must rely on the third parties' representations.
     Contingency planning to maintain and restore service in the event of a natural disaster, power failure or software-related interruption has long been part of the Company's standard business practices. The Company is working to leverage this experience in the development and implementation of its Year 2000 contingency plans, which assess the potential for business disruption in various scenarios. Those contingency plans address possible, but unlikely, "worst case" scenarios involving the interruption of telecommunications and information technology services and/or interruption of customer billing, operating and other information systems, and provide for key-operation back-up and alternative solutions for recovery. The Company has developed high-level contingency plans for its critical systems and plans to augment, modify and test those contingency plans throughout 1999, as appropriate.
     The Company estimates the total cost of its Year 2000 efforts to be approximately $80 million. As of December 31, 1998, the Company has incurred approximately $58 million of that amount. The Company has and will capitalize and subsequently amortize approximately one-half of the total Year 2000 cost, including costs relating to the remediation of the Company's software products. Some of the Company's Year 2000 costs are not incremental, but rather represent the redeployment of existing resources. As for the estimated costs associated with making the Company's customers' systems Year 2000 compliant in those situations where the Company is obligated to do so, the Company has treated those costs as contract costs and has not included them in the Company's Year 2000 costs. The Company continues to evaluate the estimated costs associated with its Year 2000 efforts based on actual experience. The Company believes, based on available information, that its Year 2000 costs will not have a material adverse effect on its results of operations.
     The above information is based on the Company's current best estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

Recently Issued Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. Because ALLTEL does not have significant derivative financial instruments, the Company does not expect the adoption of SFAS 133 to have a material impact on its reported earnings and/or other comprehensive income.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

Market Risk
The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates on its credit facility and long-term debt obligations that affect the fair value of these obligations. The Company's financial instruments are described further in Notes 3 and 5 to the consolidated financial statements. The
Company has estimated its market risk using sensitivity analysis.
Market risk has been defined as the potential loss in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. Fair value of long-term debt obligations was determined based on a discounted cash flows analysis, using the overall weighted rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. The results of the sensitivity analysis are presented below. Actual results may differ.
     At December 31, 1998 and 1997, investments of the Company are recorded at fair value of $1,668.2 million and $1,228.7 million, respectively. Marketable equity securities, consisting principally of MCI WorldCom, Inc. common stock, amounted to $965.7 million and $575.5 million and included unrealized holding gains of $551.6 million and $300.7 million at December 31, 1998 and 1997, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $90.6 million and $57.6 million decrease in the fair value of these securities at December 31, 1998 and 1997, respectively.
     The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all the Company's long-term debt obligations are fixed rate obligations. At December 31, 1998 and 1997, the fair value of the Company's long-term debt was estimated to be $3,723.8 million and $3,804.6 million, respectively. A hypothetical increase of 70 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in approximately a $133.3 million and $113.7 million decrease in the fair value of the Company's long-term debt at December 31, 1998 and 1997, respectively.
     Although the Company conducts business in foreign countries, international operations are not material to the Company's operations, financial condition and liquidity. Additionally, the foreign currency translation gains and losses were not material to the Company's results of operations for the years ended December 31, 1998 and 1997. Accordingly, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:
--------  ----------------------------------------------------------
See the discussion above included in Management's Discussion and Analysis of Financial Condition and Results of Operation for information pertaining to the Company's market risk disclosures.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------



                    Report of Independent Public Accountants



To the Shareholders of ALLTEL Corporation:


         We have audited the accompanying consolidated balance sheets of ALLTEL Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the period ended December 31, 1998. We did not audit the financial statements of 360 Communications Company, a company acquired during 1998 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, as of December 31, 1997, and for each of the two years in the period ended December 31, 1997. Such statements are included in the consolidated financial statements of ALLTEL Corporation and reflect total assets and total revenues of 34 percent and 30 percent, respectively, of the related consolidated totals in 1997; and 26 percent of total revenues for the year ended December 31, 1996. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for 360 Communications Company, is based solely upon the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
         In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ALLTEL Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 /s/ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
January 28, 1999

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8. Financial Statements and Supplementary Data, (continued):
------- --------------------------------------------


                          REPORT OF INDEPENDENT AUDITORS


 Board of Directors and Shareowners
 360 Communications Company


 We have audited the accompanying consolidated balance sheets of 360 Communications Company and Subsidiaries as of December 31,
 1997 and 1996, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of GTE Mobilnet of South Texas Limited Partnership, New York SMSA Limited Partnership, Orlando SMSA Limited Partnership and Chicago MSA Limited Partnership, equity investees of the Company, for which the Company's investment in these partnerships is $191,275,000 and $121,654,000 at December 31, 1997 and 1996,
 respectively, and the Company's equity in the net income of these partnerships is $48,344,000, $39,644,000 and $32,753,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to data included for such partnerships, is based solely on the reports of the other auditors.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

 In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 360 Communications Company and Subsidiaries at December 31,
 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/Ernst & Young LLP

Chicago, Illinois
March 6, 1998

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8. Financial Statements and Supplementary Data, (continued):
------- --------------------------------------------



                  REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS



To GTE Mobilnet of South Texas Limited Partnership:

We have audited the accompanying balance sheets of the GTE Mobilnet of South Texas Limited Partnership (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Mobilnet of South Texas Limited Partnership as of December 31, 1997, and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                           /s/ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 13, 1998

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8. Financial Statements and Supplementary Data, (continued):
------- --------------------------------------------



                  REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of the
Chicago SMSA Limited Partnership:

We have audited the balance sheets of the CHICAGO SMSA LIMITED PARTNERSHIP (an Illinois partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Chicago SMSA Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             /s/ARTHUR ANDERSEN LLP

Chicago, Illinois
January 16, 1998

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8. Financial Statements and Supplementary Data, (continued):
------- --------------------------------------------



                 REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of the New York SMSA Limited Partnership

We have audited the accompanying balance sheets of the New York SMSA
Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the New York SMSA Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/Coopers & Lybrand L.L.P.

New York, New York
February 13, 1998

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8. Financial Statements and Supplementary Data, (continued):
------- --------------------------------------------



                 REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of the Orlando SMSA Limited Partnership

We have audited the accompanying consolidated balance sheet of the Orlando SMSA Limited Partnership as of December 31, 1997, and the related consolidated statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Orlando SMSA Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                      /s/Coopers & Lybrand L.L.P.

Atlanta, Georgia
March 6, 1998

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8. Financial Statements and Supplementary Data, (continued):
------- --------------------------------------------

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
For the years ended December 31,
(Dollars in thousands)
------------------------------------------------------------------------------
ASSETS                                                   1998             1997
------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and short-term investments                $   55,472      $    19,683
    Accounts receivable (less allowance
     for doubtful accounts of $29,121
     and $25,164, respectively)                       776,720          723,999
    Materials and supplies                             10,539           14,237
    Inventories                                        88,467           85,631
    Prepaid expenses and other                         49,633           37,241
                                                   ----------       ----------
      Total current assets                            980,831          880,791
------------------------------------------------------------------------------
Investments                                         1,668,171        1,228,712
Goodwill and other intangibles                      1,625,617        1,637,393
------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
    Wireline                                        4,090,791        3,909,756
    Wireless                                        2,658,822        2,303,215
    Information services                              678,244          608,953
    Other                                             182,066          169,754
    Under construction                                623,415          398,063
                                                   ----------       ----------
      Total property, plant and equipment           8,233,338        7,389,741
    Less accumulated depreciation                   3,405,270        2,904,507
                                                   ----------       ----------
      Net property, plant and equipment             4,828,068        4,485,234
------------------------------------------------------------------------------
Other assets                                          271,539          338,275
------------------------------------------------------------------------------
TOTAL ASSETS                                       $9,374,226       $8,570,405
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt           $   55,484       $   48,028
    Accounts and notes payable                        486,047          497,142
    Advance payments and customer deposits            129,092          115,994
    Accrued taxes                                     130,675           92,527
    Accrued dividends                                  84,388           55,012
    Other current liabilities                         320,822          195,789
                                                   ----------       ----------
      Total current liabilities                     1,206,508        1,004,492
------------------------------------------------------------------------------
Long-term debt                                      3,491,755        3,699,519
Deferred income taxes                                 933,485          710,723
Other liabilities                                     466,601          432,239
Preferred stock, redeemable                             5,005            5,625
------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
    Preferred stock                                     9,121            9,155
    Common stock                                      275,137          273,411
    Additional capital                                846,647          801,936
    Unrealized holding gain on investments            551,615          300,671
    Retained earnings                               1,588,352        1,332,634
                                                   ----------       ----------
      Total shareholders' equity                    3,270,872        2,717,807
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $9,374,226       $8,570,405
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated balance sheets.
                                        39

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------
For the years ended December 31,
(Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------
                                              1998           1997          1996
-------------------------------------------------------------------------------
Revenues and Sales:
    Service revenues                    $4,632,615     $4,033,811    $3,588,233
    Product sales                          561,393        511,329       651,234
                                        ----------     ----------    ----------
    Total revenues and sales             5,194,008      4,545,140     4,239,467
-------------------------------------------------------------------------------

Costs and Expenses:
    Operations                           2,740,273      2,377,399     2,150,110
    Cost of products sold                  550,580        494,537       586,651
    Depreciation and amortization          707,129        635,464       570,956
    Merger and integration expenses        252,000              -             -
    Provision to reduce carrying
     value of certain assets                55,000         16,874       120,280
                                         ---------     ----------    ----------
    Total costs and expenses             4,304,982      3,524,274     3,427,997
-------------------------------------------------------------------------------

Operating Income                           889,026      1,020,866       811,470

Equity earnings in unconsolidated
    partnerships                           114,859         92,087        77,500
Minority interest in consolidated
    partnerships                          (102,177)       (87,966)      (80,073)
Other income, net                           38,150         11,157         9,365
Interest expense                          (263,669)      (261,770)     (237,196)
Gain on disposal of assets and other       296,150        209,651        (2,278)
                                        ----------     ----------    ----------

Income before income taxes                 972,339        984,025       578,788
Income taxes                               446,864        394,644       227,532
                                        ----------     ----------    ----------

Net income                                 525,475        589,381       351,256
Preferred dividends                            938          1,008         1,071
                                        ----------     ----------    ----------

Net income applicable to common shares  $  524,537     $  588,373    $  350,185
-------------------------------------------------------------------------------


Earnings per Share:
    Basic                                    $1.91          $2.13         $1.27

    Diluted                                  $1.89          $2.11         $1.26

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  -------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------
For the years ended December 31,
(Dollars in thousands)                                1998           1997           1996
----------------------------------------------------------------------------------------
Cash Provided from Operations:
  Net income                                    $  525,475     $  589,381     $  351,256
  Adjustments to reconcile net income to
    net cash provided from operations:
    Depreciation and amortization                  707,129        635,464        570,956
    Merger and integration expenses and
      provision to reduce carrying value
      of certain assets, gain on disposal
      of assets and other                           54,830       (109,741)        74,197
    Other, net                                     (20,980)        93,887         85,268
    Increase in deferred income taxes               72,828         41,523         83,386
  Changes in operating assets and liabilities:
    Accounts receivable                            (95,479)      (137,077)       (76,841)
    Inventories and materials and supplies           1,062          6,558        (15,225)
    Accounts payable                               (11,283)        13,297        181,939
    Other current liabilities                         (441)        45,288        (24,765)
    Other, net                                      13,953          2,837        (40,358)
                                                ----------     ----------     ----------
      Net cash provided from operations          1,247,094      1,181,417      1,189,813
----------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment      (868,578)      (826,886)      (763,824)
  Additions to capitalized software
    development costs                              (90,136)       (74,225)       (78,319)
  Additions to other intangible assets                   -       (146,526)             -
  Additions to investments                         (17,254)      (124,295)       (44,263)
  Purchase of property, net of cash acquired       (55,073)      (112,852)      (352,533)
  Proceeds from the sale of investments            308,443        189,759         30,371
  Proceeds from the return on investments           58,324         13,878         16,786
  Proceeds from the sale of assets                       -        202,300         38,687
  Other, net                                       (54,790)       (86,707)       (63,044)
                                                ----------     ----------     ----------
      Net cash used in investing activities       (719,064)      (965,554)    (1,216,139)
----------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Dividends on preferred and common stock         (240,384)      (206,312)      (198,095)
  Reductions in long-term debt                    (312,156)       (42,647)    (1,642,468)
  Purchase of common stock                               -       (212,012)       (79,126)
  Preferred stock redemptions and purchases           (545)          (873)          (704)
  Distributions to minority investors              (92,788)       (45,063)       (35,426)
  Contributions from minority investors                  -              -          5,636
  Long-term debt issued                            107,304        282,611      1,948,874
  Common stock issued                               46,328         11,688          3,619
                                                ----------     ----------     ----------
      Net cash (used in) provided from
        financing activities                      (492,241)      (212,608)         2,310
----------------------------------------------------------------------------------------

Increase (decrease) in cash and
  short-term investments                            35,789          3,255        (24,016)

Cash and Short-term Investments:
  Beginning of the year                             19,683         16,428         40,444
                                                ----------     ----------     ----------
  End of the year                               $    5,472     $   19,683     $   16,428
----------------------------------------------------------------------------------------
Supplemental Cash Flow Disclosures:
  Interest paid                                 $  250,079     $  250,360     $  202,478
  Income taxes paid                             $  294,911     $  270,635     $  206,282
----------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                        41

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Unrealized
                                                  Preferred     Common       Additional   Holding Gain    Retained
                                                    Stock        Stock        Capital    on Investments   Earnings        Total
                                                  ---------     --------     ----------  --------------   ---------     ----------

Balance at December 31, 1995                         $9,241     $275,651      $641,799       $208,681     $  802,261    $1,937,633
----------------------------------------------------------------------------------------------------------------------------------

   Net income                                             -            -             -              -        351,256       351,256
   Other comprehensive income, net of tax:
     Unrealized holding gains on investments
       arising during the period (See Note 13)            -            -             -        143,186              -       143,186
                                                     ------     --------     ---------      ---------      ---------    ----------
   Comprehensive income                                   -            -             -        143,186        351,256       494,442
                                                     ------     --------     ---------      ---------      ---------    ----------
   Acquisition of subsidiaries                            -        4,810       145,503              -              -       150,313
   Employee plans, net                                    -          439         3,180              -              -         3,619
   Conversion of preferred stock and debentures         (43)          28           100              -              -            85
   Repurchase of stock                                    -       (2,480)      (76,646)             -              -       (79,126)
   Capital contributions by Sprint Corporation
     in connection with spinoff of a subsidiary           -            -       253,160              -              -       253,160
   Other, net                                             -            -           867              -              -           867
   Dividends:
     Common                                               -            -             -              -       (200,315)     (200,315)
     Preferred                                            -            -             -              -         (1,071)       (1,071)
                                                     ------     --------     ---------      ---------      ---------    ----------
Balance at December 31, 1996                         $9,198     $278,448      $967,963       $351,867    $   952,131    $2,559,607
----------------------------------------------------------------------------------------------------------------------------------

   Net income                                             -            -             -              -        589,381       589,381
   Other comprehensive loss, net of tax:
     Unrealized holding gains on investments,
       net of reclassification
       adjustments (See Note 13)                          -            -             -        (51,196)             -       (51,196)
                                                     ------     --------     ---------      ---------      ---------    ----------
   Comprehensive income                                   -            -             -        (51,196)       589,381       538,185
                                                     ------     --------     ---------      ---------      ---------    ----------
   Acquisition of subsidiaries                            -          872        26,348              -              -        27,220
   Employee plans, net                                    -          618        11,070              -              -        11,688
   Conversion of preferred stock and
     debentures                                         (43)          67           266              -              -           290
   Repurchase of stock                                    -       (6,594)     (205,418)             -              -      (212,012)
   Other, net                                             -            -         1,707              -              -         1,707
   Dividends:
     Common                                               -            -             -              -       (207,870)     (207,870)
     Preferred                                            -            -             -              -         (1,008)       (1,008)
                                                     ------     --------     ---------      ---------     ----------    ----------
Balance at December 31, 1997                         $9,155     $273,411      $801,936       $300,671     $1,332,634    $2,717,807
----------------------------------------------------------------------------------------------------------------------------------

   Net income                                             -            -             -              -        525,475       525,475
   Other comprehensive income, net of tax:
     Unrealized holding gains on investments,
       net of reclassification
       adjustments (See Note 13)                          -            -             -        250,944              -       250,944
                                                     ------     --------     ---------      ---------      ---------   -----------
   Comprehensive income                                   -            -             -        250,944        525,475       776,419
                                                     ------     --------     ---------      ---------      ---------   -----------
   Employee plans, net                                    -        1,703        44,625              -              -        46,328
   Conversion of preferred stock and debentures         (34)          23            86              -              -            75
   Dividends:
     Common                                               -            -             -              -       (268,819)     (268,819)
     Preferred                                            -            -             -              -           (938)         (938)
                                                     ------     --------     ---------      ---------      ---------    ----------
Balance at December 31, 1998                         $9,121     $275,137      $846,647       $551,615     $1,588,352    $3,270,872
----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:
  Description of Business -   ALLTEL Corporation ("ALLTEL" or the "Company") is
  a customer-focused   information technology company that provides wireline and
  wireless   communications and information services. The Company owns
  subsidiaries that   provide wireline local, long-distance, network access and
  Internet services, wireless communications and information processing management services and advanced application software. (See Note 15 for information regarding ALLTEL's business segments.)
      Basis of Presentation - ALLTEL prepares its consolidated financial statements in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.
      The consolidated financial statements include the accounts of ALLTEL, its subsidiary companies and majority-owned partnerships. Investments in 20% to 50% owned entities and all unconsolidated partnerships are accounted for using the equity method. Investments in less than 20% owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method. All intercompany transactions, except those with certain affiliates described below, have been eliminated in the consolidated financial statements. Certain prior-year amounts have been reclassified to conform with the 1998 financial statement presentation.
      Service revenues consist of local service, network access, long-distance and miscellaneous wireline operating revenues, wireless access and network usage revenues, information services' data processing and software maintenance revenues. Product sales primarily consist of the product distribution and directory publishing operations and information services' software licensing revenues and equipment sales.
     Transactions with Certain Affiliates - ALLTEL Supply, Inc. sells equipment and materials to wireline subsidiaries of the Company ($185.7 million in 1998, $115.8 million in 1997 and $109.2 million in 1996) as well as to other affiliated and non-affiliated communications companies and related industries. The cost of equipment and materials sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements. ALLTEL Information Services, Inc. provides the data processing services for the Company's wireline operations ($118.9 million in 1998, $103.9 million in 1997 and $103.2 million in 1996) in addition to other affiliated and non-affiliated companies. Directory publishing services are provided to the wireline subsidiaries by ALLTEL Publishing Corporation ("Publishing"). Wireline revenues and sales include directory royalties received from Publishing ($34.5 million in 1998, $33.5 million in 1997 and $32.2 million in 1996). These intercompany transactions have not been eliminated because the directory royalties received from Publishing and the prices charged by the supply and information services subsidiaries are included in the wireline subsidiaries' rate base and/or are recovered through the regulatory process.
      Regulatory Accounting - The Company's wireline subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires the Company's wireline subsidiaries to depreciate wireline plant over useful lives as approved by regulators, which could be longer than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's wireline subsidiaries periodically review the applicability of SFAS 71 based on the developments in their current regulatory and competitive environments.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  -------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-------------------------------------------

   Cash and Short-term Investments - Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.
   Inventories - Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method of valuation.
   Investments - Investments in equity securities are recorded at fair value in accordance with Statement of Financial Accounting Standards No. 115 (See
Note 3.) Investments in unconsolidated partnerships are accounted for using the equity method (See Note 4.) All other investments are accounted for using the cost method. Investments were as follows at December 31:
--------------------------------------------------------------------------------
                                                            (Thousands)
                                                   -------------------------
                                                         1998           1997
--------------------------------------------------------------------------------
  Equity securities                                $  965,738     $  575,501
  Investments in unconsolidated partnerships          633,989        580,029
  Other cost investments                               68,444         73,182
                                                   ----------     ----------
                                                   $1,668,171     $1,228,712
--------------------------------------------------------------------------------
   Investments in unconsolidated partnerships include the excess of the purchase price over the underlying net book value of wireless partnerships of $299.9 million and $300.7 million as of December 31, 1998 and 1997, respectively. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $7.2 million, $6.5 million and $5.8 million, respectively, and is included in equity earnings in unconsolidated partnerships in the accompanying consolidated statements of income.
   Goodwill and Other Intangibles - Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis for periods up to 40 years. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless systems and acquisitions of wireline properties. The cost of acquired entities is allocated to identifiable assets at the date of the acquisition, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. Intangible assets related to the acquisition of entities in which the Company does not have a controlling interest are included in investments in unconsolidated partnerships. At December 31, 1998 and 1997, goodwill, net of amortization, was $1,462.8 million and $1,483.4 million, respectively. Amortization expense amounted to $44.4 million in 1998, $44.7 million in 1997 and $39.6 million in 1996.
   Other intangibles consist of the cost of Personal Communications Services ("PCS") licenses and capitalized interest. The PCS licenses are amortized upon commencement of operations on a straight-line basis over 40 years. At December 31, 1998 and 1997, other intangibles, net of amortization, were $162.8 million and $153.9 million, respectively. Amortization expense amounted to $260,000 in 1998. The carrying value of goodwill and other intangibles is periodically evaluated by the Company for the existence of impairment on the basis of whether the intangible assets are fully recoverable from projected, undiscounted net cash flows of the related business unit. If not fully recoverable from projected undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying value of the intangible asset and its estimated fair value based on discounted net future cash flows.
   Property, Plant and Equipment - Property, plant and equipment are stated at original cost. Depreciation is computed using the straight-line method for financial reporting purposes. Depreciation expense amounted to $620.1 million in 1998, $565.7 million in 1997 and $503.3 million in 1996. The composite depreciation rates by class of property as a percent of average depreciable plant and equipment were:

--------------------------------------------------------------------------------
                                    1998     1997      1996
--------------------------------------------------------------------------------
Wireline                            6.4%      6.3%     6.2%
Wireless                           10.6%     10.2%    10.1%
Information services               17.4%     17.0%    16.8%
Other                               5.5%      6.2%     6.8%
--------------------------------------------------------------------------------

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

   The Company capitalizes interest during periods of construction. Capitalized interest during construction amounted to $23.1 million in 1998, $14.0 million in 1997 and $7.4 million in 1996 and is included in other income, net in the accompanying consolidated statements of income.
   Revenue Recognition - Communications revenues are recognized when billed as determined by contractual arrangements with customers and are primarily derived from usage of the Company's networks and facilities or under revenue-sharing arrangements with other telecommunications carriers. Information services revenues consist of data processing revenue recognized as services are performed, software licensing revenue recognized when delivery of the software occurs, and software maintenance revenue recognized ratably over the maintenance period. Certain long-term contracts are accounted for using the percentage-of-completion method. Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.
   Included in accounts receivable and other assets are unbilled receivables primarily related to the information services segment totaling $91.6 million and $185.9 million at December 31, 1998 and 1997, respectively. Included in these unbilled receivables are amounts totaling $55.0 million and $94.5 million at December 31, 1998 and 1997, respectively, which represent costs and estimated earnings in excess of billings related to long-term contracts accounted for under the percentage-of-completion method.
   Computer Software Development Costs - For the Company's information services operations, research and development expenditures related to internally developed computer software are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established. After that time, the remaining software development costs are capitalized and recorded in plant and other assets in the accompanying consolidated balance sheets. As of December 31, 1998 and 1997, capitalized software development costs, net of amortization, were $259.5 million and $206.6 million, respectively. Amortization of the capitalized amounts is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, not exceeding six years. Amortization expense amounted to $36.5 million in 1998, $25.1 million in 1997 and $28.1 million in 1996.
   The carrying value of capitalized software development costs is periodically evaluated by the Company. If the net realizable value of the capitalized software development costs is less than its carrying value, an impairment loss is recognized for the difference. The determination of net realizable value requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues generated by the software, the estimated economic life of the software and changes in software and hardware technologies. Accordingly, it is reasonably possible that estimates of anticipated future revenues generated by the software, the remaining economic life of the software, or both, could be reduced in the near term, materially impacting the carrying value of capitalized software development costs. As a result of this periodic evaluation, the Company recorded a write-down of software in 1996. (See Note 9.)
   Earnings Per Share - Basic earnings per share of common stock was determined by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all outstanding preferred stocks and issued and unexercised stock options. No options were excluded from the computation of diluted earnings per share at December 31, 1998, while options to purchase approximately 2,447,000 and 1,326,000 shares of common stock at December 31, 1997 and 1996, respectively, were excluded from the computation of diluted earnings per share because the effect was anti-dilutive.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows:

--------------------------------------------------------------------------------
(Thousands, except per share amounts)                1998       1997        1996
--------------------------------------------------------------------------------
Basic earnings per share:
Net income applicable to common shares           $524,537   $588,373    $350,185
Weighted average common shares outstanding
   for the year                                   274,305    276,590     276,637
--------------------------------------------------------------------------------
Basic earnings per share of common stock            $1.91      $2.13       $1.27
--------------------------------------------------------------------------------
Diluted earnings per share:
Net income applicable to common shares           $524,537   $588,373    $350,185
Adjustments for convertible securities:
   Preferred stocks                                   174        206         220
Net income applicable to common shares,          --------   --------    --------
   assuming conversion of above securities       $524,711   $588,579    $350,405
--------------------------------------------------------------------------------
Weighted average common shares outstanding
    for the year                                  274,305    276,590     276,637
Increase in shares which would result from:
      Exercise of stock options                     2,503      1,431       1,233
      Conversion of convertible preferred stocks      468        523         559
Weighted average common shares,                   -------    -------     -------
      assuming conversion of above securities     277,276    278,544     278,429
--------------------------------------------------------------------------------
Diluted earnings per share of common stock          $1.89      $2.11       $1.26
--------------------------------------------------------------------------------

2. Merger:
On July 1, 1998, the Company completed its merger with 360
Communications Company ("360") under a definitive merger agreement entered into on March 16, 1998. Under the terms of the merger agreement, 360 became a wholly-owned subsidiary of the Company. In connection with the merger, each outstanding share of 360 common stock was converted into the right to receive .74 shares of the Company's common stock, 92.1 million common shares in the aggregate. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the accounts and results of operations of 360 for all periods presented. The combined results include certain eliminations and reclassification adjustments to conform the accounting and financial reporting policies of ALLTEL and 360. Separate and combined results of operations are as follows:

--------------------------------------------------------------------------------
                              (Unaudited)
                               Six Months             For the Years Ended
                             Ended June 30,              December 31,
                             --------------         ------------------------
(In thousands)                         1998               1997          1996
--------------------------------------------------------------------------------
Revenues and sales:
  ALLTEL                         $1,781,454         $3,263,563    $3,192,418
  360                               753,448          1,347,172     1,095,872
  Eliminations and
    reclassifications               (46,454)           (65,595)      (48,823)
                                 ----------         ----------    ----------
    Combined                     $2,488,448         $4,545,140    $4,239,467
--------------------------------------------------------------------------------
Net income:
  ALLTEL                         $  320,449         $  507,886    $  291,737
  360                                81,239             81,495        59,519
                                 ----------         ----------    ----------
    Combined                     $  401,688         $  589,381    $  351,256
--------------------------------------------------------------------------------

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  -------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

    Summarized financial information for 360 was as follows for the years ended December 31:

----------------------------------------------------------------------------
                                                    (Thousands)
                                   -----------------------------------------
                                          1998            1997          1996
----------------------------------------------------------------------------
Revenues and sales                  $1,602,095      $1,347,172    $1,095,872
                                    ----------      ----------    ----------
Operations                             846,929         772,172       624,859
Cost of products sold                  104,929         116,456       104,327
Depreciation and amortization          205,284         184,702       146,841
Merger and integration expenses        136,579               -             -
                                    ----------      ----------    ----------
    Total operating expenses         1,293,721       1,073,330       876,027
                                    ----------      ----------     ---------
Operating income                       308,374         273,842       219,845
Interest expense                      (132,517        (131,589)     (106,364)
Other income, net                       41,750          13,071         3,867
                                    ----------      ----------    ----------
Income before income taxes             217,607         155,324       117,348
Income taxes                           136,870          73,829        57,829
                                    ----------      ----------    ----------
Net income                          $   80,737      $   81,495    $   59,519
----------------------------------------------------------------------------
                                                             December 31,
                                                    ------------------------
                                                          1998          1997
----------------------------------------------------------------------------
Assets:
  Current assets                                    $  248,519    $  230,167
  Non-current assets                                 2,789,432     2,711,757
                                                    ----------    ----------
     Total assets                                   $3,037,951    $2,941,924
----------------------------------------------------------------------------
Liabilities and equity:
  Current liabilities                               $  868,723    $  367,211
  Long-term liabilities                              1,478,277     1,892,164
  Minority interests in consolidated partnerships      165,718       173,248
  Equity                                               525,233       509,301
                                                    ----------    ----------
     Total liabilities and equity                   $3,037,951    $2,941,924
----------------------------------------------------------------------------

Prior to March 7, 1996, 360 was a subsidiary of Sprint Corporation ("Sprint"). On March 7, 1996, Sprint effected a tax-free spinoff of 360 to Sprint shareholders. In conjunction with the spinoff, 360 repaid $1.4 billion of intercompany debt to Sprint, and Sprint contributed the remaining intercompany debt, net of receivables from affiliates, to 360 as additional paid-in capital. In addition, a recapitalization of 360's common stock was effected pursuant to which 360 split its 10 shares of issued and outstanding common stock into 116.7 million new shares of common stock to allow for the pro rata distribution of 360 stock to Sprint shareholders. This distribution was effected as a tax-free dividend.

3. Financial Instruments and Investment Securities:
The carrying amount of cash and short-term investments approximates fair value due to the short maturity of the instruments. The fair value of investments was $1,668.2 million in 1998 and $1,228.7 million in 1997 based on quoted market prices and the carrying value of investments for which there were no quoted market prices. The fair value of the Company's long-term debt, after deducting current maturities, was estimated to be $3,723.8 million in 1998 and $3,804.6 million in 1997 compared to a carrying value of $3,491.8 million in 1998 and $3,699.5 million in 1997. The fair value estimates were based on the overall weighted rates and maturities of the Company's long-term debt compared to rates and terms currently available in the long-term financing markets. The fair value of the Company's redeemable preferred stock was estimated to be $22.3 million in 1998 and $17.5 million in 1997 compared to a carrying amount of $5.0 million in

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

1998 and $5.6 million in 1997. The fair value estimates were based on the conversion of the Series D convertible redeemable preferred stock to common stock of the Company and the carrying value of the Series A redeemable preferred stock for which there is no quoted market price. The fair value of all other financial instruments was estimated by management to approximate the carrying value.
    Equity securities owned by the Company have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses reported, net of tax, as a separate component of shareholders' equity. The Company had unrealized gains, net of tax, on investments in equity securities of $551.6 million, $300.7 million and $351.9 million at December 31, 1998, 1997 and 1996, respectively, principally derived from ALLTEL's investment in MCI WorldCom, Inc. common stock. The unrealized gains, including the related tax impact, are non-cash items and accordingly have been excluded from the accompanying consolidated statements of cash flows. During 1998 and 1997, the Company sold a portion of its investment in MCI WorldCom, Inc. common stock. (See Note 11.)

4. Investments in Unconsolidated Partnerships:
The Company has investments in 52 wireless partnerships in which it holds a minority ownership interest. The interest owned in each unconsolidated partnership ranges from approximately 1% to 49%. Unaudited condensed combined financial information for investments in unconsolidated partnerships was as follows for the years ended December 31:

----------------------------------------------------------------------------
                                                     (Thousands)
                                      --------------------------------------
                                            1998          1997          1996
----------------------------------------------------------------------------
Revenues and sales                    $3,120,715    $2,779,253    $2,706,525
                                      ----------    ----------    ----------
Operations                             1,664,365     1,660,192     1,603,794
Cost of products sold                    152,128        81,234        97,691
Depreciation and amortization            358,850       298,653       281,126
                                      ----------    ----------    ----------
    Total operating expenses           2,175,343     2,040,079     1,982,611
                                      ----------    ----------    ----------
Operating income                         945,372       739,174       723,914
Non-operating income (expense)           (18,414)       12,622           883
                                      ----------    ----------    ----------
Income before cumulative effects
    of changes in accounting
    principles                           926,958       751,796       724,797
Cumulative effects of changes in
    accounting principles, net                 -       (19,278)            -
                                      ----------    ----------    ----------
Net income                            $  926,958    $  732,518    $  724,797
----------------------------------------------------------------------------
                                                            December 31,
                                                    ------------------------
                                                          1998          1997
----------------------------------------------------------------------------
Assets:
    Current assets                                  $  634,073    $  609,737
    Non-current assets                               2,432,535     2,287,621
                                                    ----------    ----------
         Total assets                               $3,066,608    $2,897,358
----------------------------------------------------------------------------
Liabilities and equity:
    Current liabilities                             $   49,602    $  276,276
    Long-term liabilities                               19,166        15,025
    Equity                                           2,997,840     2,606,057
                                                    ----------    ----------
         Total liabilities and equity               $3,066,608    $2,897,358
----------------------------------------------------------------------------

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5. Debt:
Long-term debt, after deducting current maturities, was as follows at December 31:

-------------------------------------------------------------------------------
                                                                (Thousands)
                                                       ------------------------
                                                             1998          1997
                                                             ----          ----
Debentures and notes, without collateral,
  Weighted rate 7.3% in 1998 and 1997
  Weighted maturity 9 years in 1998 and 10
   years in 1997                                       $2,584,869    $2,512,312

Revolving credit agreements,
  Weighted rate 5.7% in 1998 and 6.5% in 1997
  Weighted maturity 5 years in 1998 and 1997              578,520       847,920

Rural Telephone Bank and Federal Financing Bank notes,
  Weighted rate 7.7% in 1998 and 1997
  Weighted maturity 16 years in 1998 and 1997             252,240       255,006

Rural Utilities Service notes,
  Weighted rate 4.6% in 1998 and 4.5% in 1997
  Weighted maturity 16 years in 1998 and 1997              57,498        61,917

First mortgage bonds and collateralized notes,
  Weighted rate 8.0% in 1998 and 8.4% in 1997
  Weighted maturity 4 years in 1998 and 1997               12,778        15,864

 Industrial revenue bonds,
  Weighted rate 5.4% in 1998 and 1997
  Weighted maturity 9 years in 1998 and 10
   years in 1997                                            5,850         6,500
                                                       ----------    ----------
       Total long-term debt                            $3,491,755    $3,699,519
-------------------------------------------------------------------------------
  Weighted rate                                              7.0%          7.1%
  Weighted maturity                                     9.0 years     9.5 years
-------------------------------------------------------------------------------
   The Company has a $1 billion revolving credit agreement, which has a termination date of October 1, 2003, with provision for annual extensions. It is the Company's intention to continue to renew this agreement. The revolving credit agreement provides for a variety of pricing options. In connection with its merger with 360, in July 1998, the Company repaid all borrowings outstanding under a separate $1 billion revolving credit facility of 360.
   The indentures and agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to payment of dividends by the Company amounted to $1,634.0 million at December 31, 1998. Certain properties have been pledged as collateral on $328.4 million of obligations.
   Interest expense on long-term debt amounted to $262.9 million in 1998, $260.6 million in 1997 and $235.8 million in 1996. Maturities and sinking fund requirements for the four years after 1999 for long-term debt outstanding, excluding the revolving credit agreement, as of December 31, 1998, were $45.5 million, $48.5 million, $48.4 million and $490.4 million for the years 2000 through 2003, respectively.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6. Common Stock:
There are 1 billion shares of $1 par value common stock authorized of which 275,136,743 and 273,410,553 shares were outstanding at December 31, 1998 and 1997, respectively. At December 31, 1998, the Company had 26,030,940 common shares reserved for issuance in connection with convertible preferred stock (828,812) and stock options (25,202,128).
   The Company has stock-based compensation plans. Under these plans, the Company may grant fixed and performance-based incentive and non-qualified stock options to officers and other key employees. The maximum number of shares of the Company's common stock that may be issued to officers and other key employees under all stock options plans in effect at December 31, 1998 is 26,736,688 shares. Fixed options granted under the stock option plans generally become exercisable in one to five years from the date of grant. Certain fixed options granted in 1997 become exercisable in equal increments over a six-year period beginning three years from the date of grant. Performance-based options were granted in 1997, and such options become exercisable one year from the date in which certain performance goals related to operating income growth and return on invested capital are achieved for the four most recent consecutive calendar quarters. Four separate levels of performance goal targets have been established, each specifying different minimum growth and return rates. Depending upon which of the four performance goal target levels is attained, 25%, 50%, 75% or 100% of the option award will vest and become exercisable.
   Under the 1994 Stock Option Plan for Non-employee Directors (the Directors'
Plan), the Company grants fixed, non-qualified stock options to directors for up to 1,000,000 shares of common stock. Under the Directors' Plan, directors receive a one-time grant to purchase 10,000 shares of common stock. Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 3,500 shares). Options granted under the Directors' Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant.
   For all plans, the exercise price of the option equals the market value of the Company's common stock on the date of grant. For fixed stock options, the maximum term for each option granted is 10 years. Any performance-based option that remains unvested as of January 29, 2003, will expire.
   For stock options granted subsequent to January 1, 1995, the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model and the following weighted average assumptions:

------------------------------------------------------------------------------
                                              1998          1997          1996
------------------------------------------------------------------------------
  Expected life                          5.2 years     5.6 years     5.5 years
  Expected volatility                        23.8%         21.6%         23.8%
  Dividend yield                              1.9%          2.9%          2.0%
  Risk-free interest rate                     5.5%          6.2%          6.1%
------------------------------------------------------------------------------

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

   The following is a summary of stock options outstanding, granted, exercised, forfeited and expired under the Company's stock-based compensation plans:

--------------------------------------------------------------------------------
                                                       Weighted Average Price
                                  Shares                     Per Share
                         ---------------------   -------------------------------
                              1998        1997       1996    1998    1997   1996
--------------------------------------------------------------------------------
Outstanding at beginning
   of period             9,645,180   6,526,562  5,659,152  $28.68  $24.75 $22.28
Granted                  2,842,420   4,411,398  1,459,214   40.50   32.75  31.75
Exercised               (1,827,967)   (892,854)  (436,588)  24.00   20.30  14.95
Forfeited                 (566,343)   (354,892)  (155,216)  33.90   28.67  27.93
Expired                    (10,553)    (45,034)         -   38.99   25.79      -
                        ----------   ---------  ---------  ------  ------ ------
Outstanding at end
   of period            10,082,737   9,645,180  6,526,562  $32.55  $28.68 $24.75
--------------------------------------------------------------------------------
Exercisable at end
   of period             3,637,202   3,814,026  3,628,833  $26.24  $23.56 $21.55
Non-vested at end
   of period:
   Fixed                 6,189,035   5,544,654  2,897,729
   Performance-based       256,500     286,500          -
Weighted average fair
   value of stock options
   granted during
   the year                 $10.21       $7.56      $8.93
--------------------------------------------------------------------------------

   The following is a summary of stock options outstanding as of December 31, 1998:
--------------------------------------------------------------------------------

                  Options Outstanding                     Options Exercisable
-----------------------------------------------------   -----------------------
                               Weighted      Weighted                  Weighted
                               Average       Average                   Average
                               Remaining     Exercise                  Exercise
   Range of      Number of    Contractual     Price      Number of      Price
Exercise Prices   Options        Life       Per Share     Options     Per Share
---------------  ---------    -----------   ---------    ---------    ---------
$11.41 - $16.12    294,446     1.8 years     $13.95        294,446      $13.95
$20.00 - $26.94  1,649,428     5.1 years      23.64      1,308,957       22.83
$27.12 - $32.52  3,945,482     5.6 years      30.99      1,979,918       30.02
$33.88 - $41.81  2,252,041     8.8 years      34.62         42,041       35.41
$43.13 - $52.94  1,941,340     9.2 years      43.75         11,840       45.27
                 ---------     ---------      -----      ---------      ------
                10,082,737     6.8 years     $32.55      3,637,202      $26.24
-------------------------------------------------------------------------------

   The Company applies the provisions of Accounting Principles Board Opinion
No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized by the Company in the accompanying consolidated statements of income for any of the fixed stock options granted. Compensation cost for performance-based options is recognized as expense over the expected vesting period and is adjusted for changes in the market value of the Company's common stock. Compensation cost for the performance-based options amounted to $2.8 million in 1998 and $547,000 in 1997. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31:

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)     1998      1997      1996
--------------------------------------------------------------------------------
Net income:
   As reported                                   $525,475  $589,381  $351,256
   Pro forma                                     $516,798  $583,749  $346,985
Basic earnings per share:
   As reported                                      $1.91     $2.13     $1.27
   Pro forma                                        $1.88     $2.11     $1.25
Diluted earnings per share:
   As reported                                      $1.89     $2.11     $1.26
   Pro forma                                        $1.86     $2.09     $1.24
--------------------------------------------------------------------------------
   The pro forma net income and earnings per share amounts reflect only the effect of stock options granted subsequent to January 1, 1995. Accordingly, the pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

7. Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
The Company has a trusteed, non-contributory defined benefit pension plan which provides retirement benefits for eligible employees of the Company. Assets of the plan include common stock of the Company amounting to $37.7 million and $25.3 million at December 31, 1998 and 1997, respectively. Pension (credit) expense, including provision for executive compensation agreements, totaled $(8.1) million in 1998, $(5.3) million in 1997 and $0.6 million in 1996.
   The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. Postretirement expense totaled $4.2 million in 1998, $4.1 million in 1997 and $4.3 million in 1996.
   The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

--------------------------------------------------------------------------------
                                                 (Thousands)
                            ----------------------------------------------------
                                                              Postretirement
                                 Pension Benefits                Benefits
                            -------------------------    -----------------------
                               1998     1997     1996       1998    1997    1996
--------------------------------------------------------------------------------
Benefits earned during
   the year                 $11,263  $10,415  $12,589     $   70  $  387  $  427
Interest cost on benefit
   obligation                25,655   24,401   23,597      3,023   2,817   2,868
Amortization of transition
   (asset) obligation        (1,183)  (1,183)  (1,183)       976     976     976
Amortization of prior
   service (credit) cost     (1,117)  (1,117)  (1,117)        40      40      40
Recognized net actuarial
   (gain) loss               (3,378)  (2,979)    (702)       111    (155)      -
Expected return on plan
   assets                   (39,303) (34,864) (32,607)         -       -       -
                            -------  -------  -------     ------  ------  ------
Net periodic (credit)
   expense                  $(8,063) $(5,327) $   577     $4,220  $4,065  $4,311
--------------------------------------------------------------------------------

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

   The following table presents a summary of plan assets, projected benefit obligation and funded status of the plans at December 31:
--------------------------------------------------------------------------------
                                                 (Thousands)
                                ------------------------------------------------
                                   Pension Benefits      Postretirement Benefits
                                ---------------------    -----------------------
                                    1998         1997          1998        1997
--------------------------------------------------------------------------------
Fair value of plan assets at
   beginning of year            $444,326     $394,533       $     -     $     -
Employer contributions                 -            -         4,549       5,675
Participant contributions              -            -         2,354       2,500
Actual return on plan assets      61,572       65,702             -           -
Benefits paid                    (17,561)     (15,909)       (6,903)     (8,175)
                                --------      -------       -------     -------
Fair value of plan assets
   at end of year                488,337      444,326             -           -
--------------------------------------------------------------------------------
Projected benefit obligation
   at beginning of year          352,405      313,878        46,646      38,392
Benefits earned                   11,263       10,415            70         387
Interest cost on projected
   benefit obligation             25,655       24,401         3,023       2,817
Participant contributions              -            -         2,354       2,500
Actuarial loss                    25,823       19,620         6,644      10,725
Benefits paid                    (17,561)     (15,909)       (6,903)     (8,175)
                                --------      -------       -------    --------
Projected benefit obligation
   at end of year                397,585      352,405        51,834      46,646
--------------------------------------------------------------------------------
Plan assets in excess of
   (less than) projected
   benefit obligation             90,752       91,921       (51,834)    (46,646)
Unrecognized actuarial
   (gain) loss                   (41,581)     (50,665)        9,573       4,333
Unrecognized prior service
   (credit) cost                  (2,081)      (3,198)          633         235
Unrecognized net transition
   (asset) obligation             (5,917)      (7,100)       13,662      14,638
                                --------      -------      --------    --------
Prepaid (accrued) benefit cost  $ 41,173     $ 30,958      $(27,966)   $(27,440)
--------------------------------------------------------------------------------
   Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:
--------------------------------------------------------------------------------
                                   Pension Benefits      Postretirement Benefits
                                ---------------------    -----------------------
                                    1998         1997          1998         1997
                                    ----         ----          ----         ----
Discount rate                      6.75%        7.25%         6.75%        7.25%
Expected return on plan assets     8.50%        9.00%             -            -
Rate of compensation increase      5.00%        5.00%             -            -
Healthcare cost trend rate             -           -          8.00%        9.00%
--------------------------------------------------------------------------------
   The healthcare cost trend rate is expected to decrease on a graduated basis to an ultimate rate of 6 percent in the year 2000. A one percent change in the assumed healthcare cost trend rate for each future year would affect the postretirement benefit cost by approximately $190,000 for the year ended December 31, 1998, and the postretirement benefit obligation as of December 31, 1998, by approximately $3.5 million.
   The Company has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees, except bargaining unit employees. The amount of profit-sharing contributions to the plan is determined annually by the Company's Board of Directors. Profit-sharing expense amounted to $19.4 million in 1998, $22.8 million in 1997 and $20.4 million in 1996.
   The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees, except bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans. The Company also makes annual contributions to the plans. Amounts contributed by the Company to the plans amounted to $10.5 million in 1998, $14.4 million in 1997 and $14.7 million in 1996.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8. Lease Commitments:
Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for office space, office equipment, real estate and tower space, were as follows as of December 31, 1998:

--------------------------------------------------------------------------------
                                             (Thousands)
                                             -----------
Year                                            Amount
--------------------------------------------------------------------------------
1999                                          $ 54,234
2000                                            43,812
2001                                            37,466
2002                                            30,164
2003                                            20,912
Thereafter                                      76,525
                                              --------
   Total                                      $263,113
--------------------------------------------------------------------------------

   Rental expense totaled $54.9 million in 1998, $47.3 million in 1997 and $44.4 million in 1996.

9. Merger and Integration Expenses:
During the third quarter of 1998, the Company recorded transaction costs and one-time charges totaling $252 million on a pretax basis related to the closing of its merger with 360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, severance and employee-related expenses of $48.7 million and integration costs of $171.8 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provides for a reduction of 521 employees, primarily in the corporate support functions, to be substantially completed by the first quarter of 1999. As of December 31, 1998, the Company had paid $16.8 million in severance and employee-related expenses and 144 out of the total 521 employee reductions had been completed. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, a $18 million write-down in the carrying value of certain assets resulting from a revised PCS deployment plan, and other integration costs of $23.1 million.
   The contract termination fees primarily relate to a long-term contract with an outside vendor for customer billing services to be provided to the 360 operations. As part of its integration plan, the Company will convert the 360 operations to its own internal billing system. The $50 million of costs recorded by the Company represent the estimated cost of terminating the billing services contract with the outside vendor prior to the expiration of its term. The $18 million write-down in the carrying value of certain PCS-related assets include approximately $15 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3 million of the PCS-related write-down represents cell site lease termination fees.
   The Company expects to complete its integration plan by the end of 1999. The major actions steps of the plan include: (1) the immediate stoppage of further development of a customer billing system which has no alternative use or functionality, (2) the immediate negotiation with a vendor of an early termination of a customer billing contract, and (3) the immediate abandonment of the PCS buildout in three markets.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

   The following is a summary of activity related to the Company's merger and integration accrual:

--------------------------------------------------------------------------------
                                                      (Millions)
--------------------------------------------------------------------------------
Total merger and integration costs                       $252.0
Cash outlays                                              (85.9)
Non-cash write-down of assets                             (74.8)
                                                         ------
Accrued reserve balance at December 31, 1998             $ 91.3
--------------------------------------------------------------------------------

   The merger and integration expenses decreased net income $201.0 million.

10. Provision to Reduce Carrying Value of Certain Assets:
During the third quarter, the Company recorded a non-recurring operating expense associated with a contingency reserve on an unbilled receivable of $55 million related to its contract with GTE Corporation ("GTE"). This expense represents a reduction in the cumulative gross margin earned under the GTE contract. Due to its pending merger with Bell Atlantic Corporation, GTE has re-evaluated its billing and customer care requirements and modified its billing conversion plans. This charge decreased net income $33.6 million.
    During the second quarter of 1997, the Company recorded a pretax write-down of $16.9 million to reflect the fair value less cost to sell its product distribution segment's wire and cable subsidiary, HWC Distribution Corp. (HWC). The sale of HWC was completed in May 1997. This write-down resulted in a decrease in net income of $11.7 million for the year ended December 31, 1997.
    In 1996, the Company incurred non-cash, pretax charges of $120.3 million to write down the carrying value of certain assets. In accordance with the Company's plan to dispose of its wire and cable subsidiary, the Company recorded a pretax write-down of $45.3 million in the carrying value of goodwill related to HWC. In addition, the information services segment recorded a pretax write-down of $53.0 million, primarily consisting of an adjustment to the carrying value of certain capitalized software development costs. The write-down of software resulted from performing a net realizability evaluation of software-related products that have been impacted by changes in software and hardware technologies. Finally, due to current and projected future operating losses sustained by its community banking operations, information services also recorded a pretax write-down of $22.0 million to adjust the carrying value of these operations to their estimated fair value based upon projections of future cash flows. These write-downs resulted in a decrease in net income of $72.7 million for the year ended December 31, 1996.

11. Gain on Disposal of Assets and Other:
During the third quarter of 1998, the Company recorded a pretax gain of $80.9 million from the sale of a portion of its investment in MCI WorldCom, Inc. common stock. Proceeds from this sale amounted to $87.6 million. This transaction increased net income $49.2 million. During the second quarter of 1998, the Company recorded a pretax gain of $148.2 million from the sale of a portion of its investment in MCI WorldCom, Inc. common stock. Proceeds from this sale amounted to $162.6 million. This transaction increased net income $90.2 million. During the first quarter of 1998, the Company recorded a pretax gain of $36.6 million primarily from the sale of a portion of its investment in MCI WorldCom, Inc. common stock. Proceeds from the sale of stock amounted to $40.7 million. In addition, the Company recorded a pretax gain of $30.5 million from the sale of its ownership interest in a cellular partnership serving the Omaha, Neb. market. The gains from these first quarter transactions resulted in an increase of $40.4 million in net income.
   During the third quarter of 1997, the Company recorded a pretax gain of
$34.4 million primarily related to the sale of its investment in a software company. During the second quarter of 1997, the Company recorded a pretax gain of $156.0 million from the sale of a portion of its investment in MCI WorldCom, Inc. common stock. Proceeds from the sale of this stock amounted to $185.9 million. During the first quarter of 1997, the Company recorded a pretax gain of
                                       55

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$16.2 million from the sale of information services' healthcare operations; and the Company recorded a pretax gain of $3.0 million from the divestiture of its ownership interests in two unconsolidated partnerships. These transactions resulted in an increase of $121.5 million in net income for the year ended December 31, 1997.
   In 1996, the Company recorded a pretax gain of $15.3 million from the sale of wireline properties in Nevada to Citizens Utilities Company. The Company also incurred $15.8 million of termination fees related to the early retirement of $200 million of long-term debt, and the Company realized a pretax loss of $1.8 million related to the withdrawal of its investment in GO Communications Corporation. These transactions resulted in a decrease in net income of $1.5 million for the year ended December 31, 1996.

12. Income Taxes:
Income tax expense was as follows:

----------------------------------------------------------------------------
                                                         (Thousands)
                                              ------------------------------
                                                  1998       1997       1996
----------------------------------------------------------------------------
Federal                                       $394,303   $343,460   $181,246
State and other                                 52,561     51,184     46,286
                                              --------   --------   --------
                                              $446,864   $394,644   $227,532
----------------------------------------------------------------------------
   The federal income tax expense consists of the following:

----------------------------------------------------------------------------
                                                        (Thousands)
                                             -------------------------------
                                                 1998        1997       1996
----------------------------------------------------------------------------
Currently payable                            $373,176    $242,809   $158,089
Deferred                                       24,887     105,574     32,090
Investment tax credit amortized                (3,760)     (4,923)    (8,933)
                                             --------    --------   --------
                                             $394,303    $343,460   $181,246
----------------------------------------------------------------------------
   Deferred income tax expense results principally from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the financial statements. Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, that will be in effect in the years in which the temporary differences are expected to reverse. For the Company's regulated operations, the adjustment in deferred tax balances for the change in tax rates is reflected as a regulatory asset or liability. These regulatory assets and liabilities are amortized over the lives of the related depreciable asset or liability concurrent with recovery in rates.
   Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows:

----------------------------------------------------------------------------
                                                 1998        1997       1996
----------------------------------------------------------------------------
Statutory income tax rates                      35.0%       35.0%      35.0%
Increase (decrease):
   Investment tax credit                        (0.4)       (0.5)      (1.5)
   State income taxes, net of federal benefit    3.5         3.4        5.2
   Amortization of intangibles                   1.4         1.3        1.9
   Merger and integration expenses               4.5           -          -
   Other items                                   2.0         0.9       (1.3)
                                                ----       -----       -----
Effective income tax rates                      46.0%       40.1%      39.3%
----------------------------------------------------------------------------

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

    The significant components of the Company's net deferred income tax liability were as follows at December 31:

--------------------------------------------------------------------------------
                                                                 (Thousands)
                                                            -------------------
                                                                1998       1997
-------------------------------------------------------------------------------
Property, plant and equipment                               $558,312   $539,856
Capitalized computer software                                110,547     80,466
Unrealized holding gain on investments                       335,871    196,634
Operating loss carryforwards                                 (20,805)   (39,200)
Other, net                                                   (65,787)   (86,595)
                                                            --------   --------
                                                             918,138    691,161
Valuation allowance                                           15,347     19,562
                                                            --------   --------
    Total                                                   $933,485   $710,723
--------------------------------------------------------------------------------
    At December 31, 1998 and 1997, total deferred tax assets were $216.8 million and $275.8 million, respectively, and total deferred tax liabilities were $1,150.3 million and $986.5 million, respectively.
    As of December 31, 1998 and 1997, the Company had available tax benefits associated with federal and state operating loss carryforwards of $20.8 million and $39.2 million, respectively, which expire annually in varying amounts to 2012. The valuation allowance primarily represents tax benefits of certain state operating loss carryforwards and other deferred tax assets which may expire unutilized.

13. Other Comprehensive Income:
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). As required, the Company adopted the provisions of SFAS 130 in its year-end 1998 financial statements and has reclassified its prior-year financial statements to conform to SFAS 130's presentation requirements. For the Company, other comprehensive income consists of unrealized holding gains on its investments in equity securities, principally consisting of its investment in MCI WorldCom, Inc. common stock. The components of other comprehensive income were as follows for the years ended December 31:

--------------------------------------------------------------------------------
                                                           (Thousands)
                                               --------------------------------
                                                    1998        1997       1996
-------------------------------------------------------------------------------
Unrealized holding gains arising in
    the period                                 $ 679,262   $  69,449   $225,008
Income tax expense                               266,873      32,540     81,822
                                               ---------   ---------   --------
                                                 412,389      36,909    143,186
                                               ---------   ---------   --------
Less: reclassification adjustments
      for gains included in net
      income for the period                     (265,644)   (155,993)         -
Income tax expense                               104,199      67,888          -
                                               ---------    --------   --------
                                                (161,445)    (88,105)         -
                                               ---------    --------   --------
Other comprehensive income (loss) before tax     413,618     (86,544)   225,008
Income tax expense (benefit)                     162,674     (35,348)    81,822
                                               ---------    --------   --------
Other comprehensive income (loss)              $ 250,944    $(51,196)  $143,186
--------------------------------------------------------------------------------

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 8.  Financial Statements and Supplementary Data, (continued):
-------  --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14. Litigation-Claims and Assessments:
On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. On November 6, 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by conducting a rate proceeding after the Company's election of alternative regulation.
    The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and on July 3, 1997, the Georgia Court of Appeals (the "Appellate Court") reversed the Superior Court's decision. On August 5, 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Appellate Court's decision be reversed. On October 5, 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to order the rate reductions. The case has been returned to the Superior Court for a hearing on the merits, which will provide ALLTEL the opportunity to challenge the Georgia PSC's order by asserting a number of additional federal and state constitutional and other legal grounds.
    At December 31, 1998, the maximum possible liability to the Company related to this case is $60 million plus interest at 7 percent from July 1, 1996. Since the Company believes that it will prevail in this case, the Company has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.

15. Business Segments:
In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. As required, the Company adopted the provisions of SFAS 131 in its year-end 1998 financial statements and has restated its prior-year segment information to conform to SFAS 131's requirements.
   ALLTEL disaggregates its business operations based upon differences in products and services. The Company's communications operations consist of its wireless, wireline and emerging businesses segments. Wireless communications and paging services are provided in 22 states in four major markets: Southeast, Mid-Atlantic, Midwest and West. The Company's wireline subsidiaries provide primary local service and network access in 14 states. Emerging businesses include the Company's long-distance, local competitive access, Internet access, network management and PCS operations. Long-distance and Internet access services are marketed in 22 states. The Company is currently providing local competitive access, PCS and network management services in select areas within its geographically focused communications markets. Information services provides information processing, outsourcing services and application software primarily to financial and telecommunications customers. The principal markets for information services' products and services are commercial banks, financial institutions and telecommunications companies in the United States and major international markets. Other operations consist of the Company's product distribution and directory publishing operations. Corporate items represent general corporate expenses, headquarters facilities and equipment, investments, goodwill and other non-recurring and unusual items not allocated to the segments.
   The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The non-recurring and unusual items discussed in Notes 9, 10 and 11 are not allocated to the segments and are included in corporate operations. The Company evaluates performance of the segments based on segment operating income, excluding non-recurring and unusual items. The Company accounts for intersegment sales at current market prices or in accordance with regulatory requirements.

Information about the Company's business segments was as follows for the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
                                 Communications
                -------------------------------------------

(Dollars in                              Emerging            Information    Other      Total    Corporate  Intercompany Consolidated
 thousands)        Wireless   Wireline  Businesses   Total     Services   Operations  Segments  Operations Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------------

Revenues and  sales
 from unaffiliated
 customers:
  Domestic       $2,137,161  $1,274,597 $ 99,947  $3,511,705  $  850,841 $338,115  $4,700,661   $        -  $        -   $4,700,661
  International           -           -        -           -     154,300        -     154,300            -           -      154,300
                 ----------  ---------- --------  ----------  ---------- --------  ----------   ----------  ----------   ----------
                  2,137,161   1,274,597   99,947   3,511,705   1,005,141  338,115   4,854,961            -           -    4,854,961
Intersegment
 revenues
 and sales                -      34,467        -      34,467     156,627  263,235     454,329            -    (115,282)a    339,047
                 ----------   --------- --------  ----------  ---------- --------  ----------   ----------  ----------   ----------
 Total revenues
   and sales      2,137,161   1,309,064   99,947   3,546,172   1,161,768  601,350   5,309,290            -    (115,282)   5,194,008
                 ----------   --------- --------  ----------  ---------- --------  ----------   ----------  ----------   ----------

Operating
 expenses         1,241,443     583,217  135,337   1,959,997     860,385  573,685   3,394,067       12,068    (115,282)a  3,290,853
Depreciation and
  amortization      292,105     254,283    9,486     555,874     138,732    1,739     696,345       10,784           -      707,129
Merger and
  integration
  expenses                -           -        -           -           -        -           -      252,000           -      252,000
Provision to
  reduce carrying
  value of
  certain assets          -           -        -           -           -        -           -       55,000           -       55,000
                 ----------  ---------- --------  ----------  ---------- --------  ----------   ----------  ----------   ----------
  Total costs
    and expenses  1,533,548     837,500  144,823   2,515,871     999,117  575,424   4,090,412      329,852    (115,282)   4,304,982
                 ----------  ---------- --------  ----------  ---------- --------  ----------   ----------  ----------   ----------

Operating income
  (loss)            603,613     471,564  (44,876)  1,030,301     162,651   25,926   1,218,878     (329,852)          -      889,026

Equity earnings in
  unconsolidated
  partnerships      114,859           -        -     114,859           -        -     114,859            -           -      114,859
Minority interest
  in consolidated
  partnerships     (102,177)          -        -    (102,177)          -        -    (102,177)           -           -     (102,177)
Other income, net    20,099       4,374    2,331      26,804      10,646      235      37,685          465           -       38,150
Interest expense   (158,262)    (54,598) (10,941)   (223,801)    (12,268)  (1,259)   (237,328)     (26,341)          -     (263,669)
Gain on disposal
  of assets
  and other               -           -        -           -           -        -           -      296,150           -      296,150
                 ----------  ---------- --------- ----------- ---------- --------  ----------   ----------  ----------   ----------
Income before
  income taxes      478,132     421,340  (53,486)    845,986     161,029   24,902   1,031,917      (59,578)          -      972,339
Income tax
  expense
  (benefit)         214,054     152,138  (20,637)    345,555      67,602    9,631     422,788       24,076           -      446,864
                 ----------  ---------- --------  ----------  ---------- --------  ----------   ----------  ----------   ----------
Net income
  (loss)         $  264,078  $  269,202 $(32,849) $  500,431  $   93,427 $ 15,271  $  609,129   $  (83,654) $        -   $  525,475
------------------------------------------------------------------------------------------------------------------------------------
Assets           $4,193,579  $2,784,218 $132,112  $7,109,909  $  872,845 $179,850  $8,162,604   $1,258,385b $  (46,763)c $9,374,226
Investments in
  unconsolidated
  partnerships   $  633,989  $        - $      -  $  633,989  $        - $      -  $  633,989   $        -  $        -   $  633,989
Capital
  expenditures   $  303,567  $  280,782 $143,332  $  727,681  $  111,257 $  1,489  $  840,427   $   28,151  $        -   $  868,578
-----------------------------------------------------------------------------------------------------------------------------------

Notes:
a)Elimination of intersegment revenues and sales. See "Transactions with Certain Affiliates" in Note 1 for a discussion of intersegment revenues and sales not eliminated in preparing the consolidated financial statements.
b)Corporate assets consist of headquarters fixed assets ($141,432), investments ($954,601), goodwill ($104,259) and other assets
  ($58,093) not allocated to the segments.
c)Elimination of intersegment receivables.

Information about the Company's business segments was as follows for the year ended December 31, 1997:

------------------------------------------------------------------------------------------------------------------------------------
                               Communications
                -------------------------------------------

(Dollars in                              Emerging            Information    Other      Total    Corporate  Intercompany Consolidated
 thousands)        Wireless   Wireline  Businesses   Total     Services   Operations  Segments  Operations Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues and
 sales from
 unaffiliated
 customers:
  Domestic       $1,838,544  $1,200,472 $ 52,002  $3,091,018  $  730,386 $355,605  $4,177,009  $         -  $        -   $4,177,009
  International           -           -        -           -     114,918        -     114,918            -           -      114,918
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
                  1,838,544   1,200,472   52,002   3,091,018     845,304  355,605   4,291,927            -           -    4,291,927
Intersegment
 revenues
 and sales                -      33,496        -      33,496     128,847  123,317     285,660            -     (32,447)a    253,213
                 ----------   --------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
 Total revenues
   and sales      1,838,544   1,233,968   52,002   3,124,514     974,151  478,922   4,577,587            -     (32,447)   4,545,140
                 ----------   --------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------

Operating
 expenses         1,111,042     542,144   72,856   1,726,042     716,907  454,922   2,897,871        6,512     (32,447)a  2,871,936
Depreciation and
  amortization      267,049     241,839    1,295     510,183     112,316    2,068     624,567       10,897           -      635,464
Provision to
  reduce carrying
  value of
  certain assets          -           -        -           -           -        -           -       16,874           -       16,874
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
  Total costs
    and expenses  1,378,091     783,983   74,151   2,236,225     829,223  456,990   3,522,438       34,283     (32,447)   3,524,274
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------

Operating income
  (loss)            460,453     449,985  (22,149)    888,289     144,928   21,932   1,055,149      (34,283)          -    1,020,866

Equity earnings in
  unconsolidated
  partnerships       92,087           -        -      92,087           -        -      92,087            -           -       92,087
Minority interest
  in consolidated
  partnerships      (87,966)          -        -     (87,966)          -        -     (87,966)           -           -      (87,966)
Other income
  expense             6,751       2,557      865      10,173      (1,152)     (21)      9,000        2,157           -       11,157
Interest expense   (155,436)    (54,626)  (1,702)   (211,764)    (12,330)    (782)   (224,876)     (36,894)          -     (261,770)
Gain on disposal
  of assets
  and other               -           -        -           -           -        -           -      209,651           -      209,651
                 ----------  ----------  -------- ----------  ---------- --------  ----------  -----------  ----------   ----------
Income before
  income taxes      315,889     397,916  (22,986)    690,819     131,446   21,129     843,394      140,631           -      984,025
Income tax
  expense
  (benefit)         130,737     141,087   (3,317)    268,507      55,400    7,530     331,437       63,207           -      394,644
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
Net income
  (loss)         $  185,152  $  256,829 $(19,669) $  422,312  $   76,046 $ 13,599  $  511,957  $    77,424  $        -   $  589,381
------------------------------------------------------------------------------------------------------------------------------------
Assets           $3,990,529  $2,744,745 $ 39,343  $6,774,617  $  809,242 $129,973  $7,713,832  $   874,718b $  (18,145)c $8,570,405
Investments in
  unconsolidated
  partnerships   $  580,029  $        - $      -  $  580,029  $        - $      -  $  580,029  $         -  $        -   $  580,029
Capital
  expenditures   $  372,975  $  271,305 $ 66,915  $  711,195  $   87,937 $  1,620  $  800,752  $    26,134  $        -   $  826,886
-----------------------------------------------------------------------------------------------------------------------------------

Notes:
a)Elimination of intersegment revenues and sales. See "Transactions with Certain Affiliates" in Note 1 for a discussion of intersegment revenues and sales not eliminated in preparing the consolidated financial statements.
b)Corporate assets consist of headquarters fixed assets ($116,532), investments ($628,912), goodwill ($107,930) and other assets
  ($21,344) not allocated to the segments.
c)Elimination of intersegment receivables.

Information about the Company's business segments was as follows for the year ended December 31, 1997:

------------------------------------------------------------------------------------------------------------------------------------
                                 Communications
                -------------------------------------------

(Dollars in                              Emerging            Information    Other      Total    Corporate  Intercompany Consolidated
 thousands)        Wireless   Wireline  Businesses   Total     Services   Operations  Segments  Operations Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------------

Revenues and
 sales
 from unaffiliated
 customers:
  Domestic       $1,544,537  $1,135,231 $ 10,221  $2,689,989  $  741,476 $470,066  $3,901,531  $         -  $        -   $3,901,531
  International           -           -        -           -      93,338        -      93,338            -           -       93,338
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
                  1,544,537   1,135,231   10,221   2,689,989     834,814  470,066   3,994,869            -           -    3,994,869
Intersegment
 revenues
 and sales                -      32,177        -      32,177     125,261  119,874     277,312            -     (32,714)a    244,598
                 ----------   --------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
 Total revenues
   and sales      1,544,537   1,167,408   10,221   2,722,166     960,075  589,940   4,272,181            -     (32,714)   4,239,467
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------

Operating
 expenses           958,869     530,037   19,403   1,508,309     706,817  552,626   2,767,752        1,723     (32,714)a  2,736,761
Depreciation and
  amortization      215,440     228,054       15     443,509     112,911    3,347     559,767       11,189           -      570,956
Provision to
  reduce carrying
  value of
  certain assets          -           -        -           -           -        -           -      120,280           -      120,280
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
  Total costs
    and expenses  1,174,309     758,091   19,418   1,951,818     819,728  555,973   3,327,519      133,192     (32,714)   3,427,997
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------

Operating income
  (loss)            370,228     409,317   (9,197)    770,348     140,347   33,967     944,662     (133,192)          -      811,470

Equity earnings in
  unconsolidated
  partnerships       77,500           -        -      77,500           -        -      77,500            -           -       77,500
Minority interest
  in consolidated
  partnerships      (80,073)          -        -     (80,073)          -        -     (80,073)           -           -      (80,073)
Other income
  expense             1,232       3,857        -       5,089      (1,132)    (153)      3,804        5,561           -        9,365
Interest expense   (123,030)    (55,025)    (138)   (178,193)    (17,728)  (1,027)   (196,948)     (40,248)          -     (237,196)
Gain on disposal
  of assets
  and other               -           -        -           -           -        -           -       (2,278)          -       (2,278)
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
Income before
  income taxes      245,857     358,149   (9,335)    594,671     121,487   32,787     748,945     (170,157)          -      578,788
Income tax
  expense
  (benefit)         108,011     125,862   (2,023)    231,850      50,666   11,864     294,380      (66,848)           -     227,532
                 ----------  ---------- --------  ----------  ---------- --------  ----------  -----------  ----------   ----------
Net income
  (loss)         $  137,846  $  232,287 $ (7,312) $  362,821  $   70,821 $ 20,923  $  454,565  $  (103,309) $        -   $  351,256
------------------------------------------------------------------------------------------------------------------------------------
Assets           $3,581,312  $2,680,116 $  1,505  $6,262,933  $  786,662 $192,513  $7,242,108  $   939,503b $  (13,437)c $8,168,174
Investments in
  unconsolidated
  partnerships   $  449,184  $        - $      -  $  449,184  $        - $      -  $  449,184  $         -  $        -   $  449,184
Capital
  expenditures   $  395,055  $  278,119 $  1,503  $  674,677  $   83,530 $  1,066  $  759,273  $     4,551  $        -   $  763,824
-----------------------------------------------------------------------------------------------------------------------------------

Notes:
a)Elimination of intersegment revenues and sales. See "Transactions with Certain Affiliates" in Note 1 for a discussion of intersegment revenues and sales not eliminated in preparing the consolidated financial statements.
b)Corporate assets consist of headquarters fixed assets ($95,615), investments ($715,440), goodwill ($96,161) and other assets
  ($32,287) not allocated to the segments.
c)Elimination of intersegment receivables.

16.   QUARTERLY FINANCIAL INFORMATION - (Unaudited):

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands,                       1998                                                              1997
                      -----------------------------------------------------------------  -------------------------------------------
  except for per
------------------
  share amounts)           Total        4th        3rd         2nd        1st      Total        4th        3rd        2nd        1st
-------------------   ---------- ---------- ----------  ---------- ---------- ---------- ---------- ---------- ---------- ----------
Revenues and sales    $5,194,008 $1,373,393 $1,332,167  $1,304,130 $1,184,318 $4,545,140 $1,182,269 $1,145,509 $1,141,717 $1,075,645
Operating income      $  889,026 $  302,784 $   13,644  $  300,693 $  271,905 $1,020,866 $  272,682 $  276,227 $  248,019 $  223,938
Net income (loss)     $  525,475 $  151,762 $  (27,975) $  234,017 $  167,671 $  589,381 $  131,588 $  150,943 $  195,697 $  111,153
Preferred dividends          938        228        239         231        240      1,008        243        251        256        258
                      ---------- ---------- ----------  ---------- ---------- ---------- ---------- ---------- ----------  ---------
Net income (loss)
   applicable to
   common shares      $  524,537 $  151,534 $  (28,214) $  233,786 $  167,431 $  588,373 $  131,345 $  150,692 $  195,441 $  110,895
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic                   $1.91       $.55      $(.10)       $.85       $.61      $2.13       $.48       $.55       $.70       $.40
   Diluted                 $1.89       $.55      $(.10)       $.84       $.61      $2.11       $.47       $.54       $.70       $.40
------------------------------------------------------------------------------------------------------------------------------------
From current
  businesses(1):
   Revenues and sales $5,194,008 $1,373,393 $1,332,167  $1,304,130 $1,184,318 $4,502,293 $1,182,269 $1,145,509 $1,130,400 $1,044,115
   Operating income   $1,196,026 $  302,784 $  320,644  $  300,693 $  271,905 $1,036,324 $  272,682 $  276,227 $  264,573 $  222,842
   Net income         $  580,305 $  151,762 $  157,392  $  143,828 $  127,323 $  478,802 $  131,588 $  128,374 $  119,155 $   99,685
   Basic earnings
    per share              $2.11       $.55       $.57        $.52       $.47      $1.73       $.48       $.46       $.43       $.36
   Diluted earnings
    per share              $2.09       $.55       $.57        $.52       $.46      $1.72       $.47       $.46       $.43       $.36
------------------------------------------------------------------------------------------------------------------------------------

1)Excludes the sold wire and cable operations, merger and integration expenses and provision to reduce carrying value of certain assets, gain on disposal of assets and other.
Notes: A. Third quarter 1998 operating income includes transaction costs and one-time charges totaling $252 million related to the closing of the merger with 360. These transaction and one-time charges decreased net income $201.0 million or $.73 per share. The Company also recorded a pretax charge of $55 million resulting from changes in a customer care and billing contract with a major customer. This charge decreased net income $33.6 million or $.12 per share. In addition, the Company recorded a pretax gain of $80.9 million from the sale of a portion of its investment in MCI WorldCom, Inc. common stock.
          This gain increased net income by  $49.2 million or $.18 per share. (See Notes 9, 10 and 11.)
       B. Second quarter 1998 net income includes a pretax gain of $148.2 million from the sale of a portion of the Company's investment in MCI WorldCom, Inc. common stock. This gain increased net income $90.2 million or $.33 per share.
          (See Note 11.)
       C. First quarter 1998 net income includes a pretax gain of $36.6 million primarily from the sale of a portion of the
          Company's investment in MCI WorldCom, Inc. common stock. In addition, the Company recorded a pretax gain of $30.5 million from the sale of its ownership interest in one unconsolidated partnership.  These gains increased net income by
          $40.4 million or $.14 per share. (See Note 11.)
       D. Third quarter 1997 net income includes a pretax gain of $34.4 million primarily related to the sale of the Company's investment in a software company. This gain increased net income by $22.6 million or approximately $.09 per share.
          (See Note 11.)
       E. Second quarter 1997 operating income includes a pretax write-down of $16.9 million to reflect the fair value less cost to sell the Company's wire and cable operations. This write-down decreased net income $11.7 million or $.04 per share. In addition, the Company recorded a pretax gain of $156.0 million from the sale of a portion of its investment in MCI
          WorldCom, Inc. common stock. This gain increased net income by $88.1 million or $.31 per share. (See Notes 10 and 11.)
       F. First quarter 1997 net income includes a pretax gain of $16.2 million from the sale of information services' healthcare operations.  In addition, the Company recorded a pretax gain of $3.0 million from the divestiture of its ownership interests in two unconsolidated partnerships. These transactions increased net income by $10.8 million or $.04 per share.
          (See Note 11.)
       G. In the opinion of management, all adjustments necessary for a fair presentation of results for each period have been included.

                                                                62

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

            Name             Age          Position
            ----             ---          --------

         Joe T. Ford         61    Chairman and Chief Executive Officer
         Dennis E. Foster    58    Vice Chairman
         Scott T. Ford       36    President and Chief Operating Officer
         Kevin L. Beebe      39    Group President - Communications
         Michael T. Flynn    50    Group President - Communications
         Jeffrey H. Fox      36    Group President - Information Services
         Francis X. Frantz   45    Executive Vice President - External Affairs,
                                     General Counsel and Secretary
         Dennis J. Ferra     45    Senior Vice President and Chief
                                     Administrative Officer
         Jeffery R. Gardner  39    Senior Vice President - Finance and Treasurer
         John S. Haley       43    Senior Vice President and Chief Technology
                                     Officer
         John L. Comparin    46    Vice President - Human Resources
         John M. Mueller     48    Controller
         Jerry M. Green      51    Assistant Treasurer
         Laura S. Hall       36    Assistant Treasurer

         There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Except for Dennis E. Foster, Scott T. Ford, Kevin L. Beebe, Jeffrey H. Fox, and Jeffrey R. Gardner, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years.

         Prior to joining ALLTEL, Messrs. Foster, Beebe and Gardner were executive officers of 360. Mr. Foster was President and Chief Executive Officer of 360 since February 1996. Mr. Foster had been elected President of 360 in March 1993. Mr. Foster also served as President and Chief Operating Officer of the Cellular and Wireless Division of Sprint Corporation from March 1993 to January 1996. Mr. Beebe was Executive Vice President-Operations of 360 since February 1996. Mr. Beebe joined 360 in February 1994 as
         Vice President-Marketing and Administration, and in February 1995, he became Vice President-Operations. Mr. Gardner was Senior Vice President-Finance of 360 since July 1997. Mr. Gardner served as President of 360's Mid-Atlantic regional operations from February 1994 to June 1997.

         Prior to joining ALLTEL, Scott T. Ford served as Assistant to the Chairman of Stephens Group, Inc. of Little Rock, Arkansas. Scott T. Ford is the son of Joe T. Ford. Prior to joining ALLTEL, Mr. Fox served as Vice President at Stephens Group, Inc. of Little Rock, Arkansas.

                               ALLTEL Corporation
                               Form 10-K, Part III

Item 11.  Executive Compensation
--------  ----------------------

          For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

       (a)  The following documents are filed as a part of this report:

                  1. Financial Statements:
                     --------------------
                     The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 1998:

                                                                     Form 10-K
                                                                    Page Number
                                                                    -----------
                     Reports of Independent Public Accountants         33-38
                     Consolidated Balance Sheets - December 31,
                       1998 and 1997                                     39
                     Consolidated Statements of Income -
                       for the years ended December 31, 1998,
                       1997 and 1996                                     40
                     Consolidated Statements of Cash Flows -
                       for the years ended December 31, 1998,
                       1997 and 1996                                     41
                     Consolidated Statements of Shareholders'
                       Equity - for the years ended December 31,
                       1998, 1997 and 1996                               42
                     Notes to Consolidated Financial Statements        43-62

                                                                     Form 10-K
                                                                    Page Number
                                                                    -----------
                  2. Financial Statement Schedules:
                     -----------------------------
                     Report of Independent Public Accountants            67
                     Schedule II.  Valuation and Qualifying
                       Accounts                                          68

                  3. Exhibits:
                     --------
                     See "Exhibit Index" located on page 69-74
                       of this document.

                               ALLTEL Corporation
                               Form 10-K, Part III

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
--------  ---------------------------------------------------------------
          (continued):

        (b)  Reports on Form 8-K:

             Current Report on Form 8-K dated December 2, 1998, reporting under
             Item 7, Financial Statements and Exhibits, ALLTEL filed restated audited financial statements for the three years in the period ended December 31, 1997, to reflect the Company's July 1, 1998 merger with 360 Communications Company. The merger had been accounted for as a pooling-of-interests.

             On January 29, 1999, ALLTEL filed under Form 8-K/A, Amendment No. 1 to its Current Report on Form 8-K dated December 2, 1998, reporting under Item 7, Financial Statements and Exhibits. This amendment included certain revisions to the restated audited financial statements previously filed with the Securities and Exchange Commission.

             On March 2, 1999, ALLTEL filed under Form 8-K/A, Amendment No. 2 to its Current Report on Form 8-K dated December 2, 1998, reporting under Item 7, Financial Statements and Exhibits. This amendment included certain additional revisions to the restated audited financial statements previously filed with the Securities and Exchange Commission.

        No other reports on Form 8-K were filed during the fourth quarter of 1998.

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


         ALLTEL Corporation
         ------------------
             Registrant


By   /s/ Joe T. Ford                                       Date:  March 24, 1999
  -------------------------------------------------
  Joe T. Ford, Chairman and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Dennis J. Ferra                                  Date:  March 24, 1999
  -------------------------------------------------
  Dennis J. Ferra, Senior Vice President and
    Chief Administrative Officer
    (Principal Financial Officer)

By   /s/ Jeffery R. Gardner                               Date:  March 24, 1999
  -------------------------------------------------
  Jeffery R. Gardner, Senior Vice President
    Finance and Treasurer
    (Principal Accounting Officer)

* Joe T. Ford, Chairman, Chief Executive Officer and
    Director

* Dennis E. Foster, Vice Chairman and Director

* Scott T. Ford, President, Chief Operating
    Officer and Director                                  By /s/ Dennis J. Ferra
                                                            --------------------
* John R. Belk, Director                                    * (Dennis J. Ferra,
                                                              Attorney-in-fact)
* Lawrence L. Gellerstedt III, Director
                                                          Date:  March 24, 1999
* Charles H. Goodman, Director

* Michael Hooker, Director

* W. W. Johnson, Director

* Emon A. Mahony, Jr., Director

* John P. McConnell, Director

* Josie C. Natori, Director

* Frank E. Reed, Director

* Ronald Townsend, Director

* William H. Zimmer, Jr., Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
   ALLTEL Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K, and have issued our report thereon dated January 28, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 68 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             /s/ARTHUR ANDERSEN LLP



Little Rock, Arkansas,
January 28, 1999.

                               ALLTEL CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)



  Column A              Column B          Column C          Column D   Column E
  --------              --------          --------          --------   --------
                                           Additions
                                     ---------------------
                        Balance at    Charged    Charged              Balance at
                        Beginning   to Cost and  to Other  Deductions   End of
  Description           of Period    Expenses    Accounts   Describe    Period
  -----------           ---------   -----------  --------  ---------- ----------
Allowance for
  doubtful accounts,
  subscribers and
  others:

   For the years ended:
     December 31, 1998    $25,164   $ 72,879     $     -   $68,922(A)    $29,121
     December 31, 1997    $27,001   $ 59,258     $  (227)  $60,868(A)    $25,164
     December 31, 1996    $20,809   $ 62,723     $   845   $57,376(A)    $27,001


Valuation allowance for deferred tax assets:

    For the years ended:
      December 31, 1998   $19,562   $ (4,215)    $     -   $     -       $15,347
      December 31, 1997   $10,149   $ (1,478)    $10,891   $     -       $19,562
      December 31, 1996   $ 5,305   $   (276)    $ 5,120   $     -       $10,149


Merger and integration expense accrual:

    For the year ended:
      December 31, 1998   $     -   $252,000(B)  $     -   $160,663(C)   $91,337





    Notes:
    (A) Accounts charged off less recoveries of amounts previously charged off.
    (B) During the third quarter of 1998, the Company recorded merger and integration expenses related to the closing of its merger with 360 Communications Company. See Note 9 on page 35 of ALLTEL's
        1998 Annual Report to Stockholders, which is incorporated herein by reference, for additional information regarding the merger and integration expenses recorded by the Company.
    (C) Includes cash outlay of $85,863 for expenses paid for as of December 31, 1998 and a non-cash charge of $74,800 resulting from the write-down in the carrying value of certain in-process software development assets with no alternative future use or functionality and a write-down in the carrying value of certain assets resulting from the immediate abandonment of the buildout of three PCS markets.

                                  EXHIBIT INDEX
                                  -------------

Number and Name                                                            Page
---------------                                                            ----
  (3)(a)   Amended and Restated Certificate of Incorporation                *
           of ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).

  (a)(1)   Amendment No. 1 to Amended and Restated Certificate of           *
           Incorporation of ALLTEL Corporation (incorporated herein by reference to Annex F of ALLTEL Corporation
           Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).

  (b)      By-Laws of ALLTEL Corporation (As amended as of January 29,      *
           1998) (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1997).

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

(10)(a)(1) Executive Compensation Agreement and amendments thereto          *
           by and between the Company and Joe T. Ford
           (incorporated herein by reference to Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1983).

    (a)(2) Modification to Executive Compensation Agreement by and          *
           between the Company and Joe T. Ford effective as of January 1, 1987 (incorporated herein by reference to Exhibit 10(b)(2) to Form 10-K for the fiscal year ended December 31, 1986).

    (a)(3) Modification to Executive Compensation Agreement by and          *
           between ALLTEL Corporation and Joe T. Ford, effective as of January 1, 1991 (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration Statement
           (File No. 33-44736) on Form S-4 dated December 23, 1991).

    (a)(4) Split-dollar Life Insurance Agreement by and between the         *
           Corporation and Joe T. Ford effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(a)(4) to Form 10-K for the fiscal year ended December 31, 1994).

    (b)    Amended and Restated Employment Agreement by and between the      85
           Company and Dennis E. Foster.

    (c)(1) Change in Control Agreement by and between the Company and       *
           Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).

    (c)(2) Change in Control Agreement by and between the Company and       114
           Kevin L. Beebe effective as of July 23, 1998.


*  Incorporated herein by reference as indicated.

Number and Name                                                            Page
---------------                                                            ----
(10)(c)(3) Change in Control Agreement by and between the Company and       128
           Michael T. Flynn  effective as of July 23, 1998.

    (c)(4) Change in Control Agreement by and between the Company and       142
           Jeffrey H. Fox effective as of January 30, 1997.

    (c)(5) Change in Control Agreement by and between the Company and        *
           Francis X. Frantz effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(6) Change in Control Agreement by and between the Company and        *
           Tom T. Orsini effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(5) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(7) Change in Control Agreement by and between the Company and        *
           Dennis J. Ferra effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(8) Change in Control Agreement by and between the Company and       162
           Jeffrey R. Gardner effective as of January 28, 1999.

    (c)(9) Change in Control Agreement by and between the Company and        *
           John L. Comparin effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1994).

    (d)(1) Split-dollar Life Insurance Agreement by and between the          *
           Corporation and Francis X. Frantz effective as of March 1,
           1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form 10-K for the fiscal year ended December 31, 1994).

    (d)(2) Split-dollar Life Insurance Agreement by and between the          *
           Corporation and Tom T. Orsini effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(3) to Form 10-K for the fiscal year ended December 31, 1994).

    (d)(3) Split-dollar Life Insurance Agreement by and between the          *
           Corporation and Dennis J. Ferra effective as of March 1,
           1994 (incorporated herein by reference to Exhibit 10(d)(1) to Form 10-K for the fiscal year ended December 31, 1994).

    (e)(1) ALLTEL Corporation Supplemental Executive Retirement Plan,        *
           effective October 24, 1994 (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended
           December 31, 1994).

    (f)(1) ALLTEL Corporation 1998 Management Deferred Compensation          *
           Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).



*   Incorporated herein by reference as indicated.

-------------

Number and Name                                                            Page
---------------                                                            ----
(10)(f)(2) ALLTEL Corporation 1998 Directors' Deferred Compensation          *
           Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).

    (g)(1) ALLTEL Corporation 1975 Incentive Stock Option Plan (as           *
           amended and restated effective July 26, 1988) (incorporated herein by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1988).

    (g)(2) ALLTEL Corporation 1991 Stock Option Plan (incorporated           *
           herein by reference to Exhibit A to Proxy Statement, dated
           March 8, 1991).

    (g)(3) ALLTEL Corporation l994 Stock Option Plan for Employees           *
           (incorporated herein by reference to Exhibit A to Proxy
           Statement dated March 4, l994).

    (g)(4) ALLTEL Corporation l994 Stock Option Plan for Nonemployee         *
           Directors incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, l994).

    (g)(5) First Amendment to ALLTEL Corporation l994 Stock Option Plan      *
           for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended
           December 31, 1996).

    (g)(6) ALLTEL Corporation l998 Equity Incentive Plan (incorporated       *
           herein by reference to Annex G of ALLTEL Corporation
           Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).

    (h)    Systematics, Inc. 1981 Incentive Stock Option Plan and            *
           Amendment No. 1 thereto (incorporated herein by reference to Form S-8 (File No. 33-35343) of ALLTEL Corporation filed with the Commission on June 11, 1990).

    (i)    ALLTEL Corporation Performance Incentive Compensation Plan        *
           as amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).

    (i)(1) Amendment No. 1 to ALLTEL Corporation Performance Incentive       *
           Compensation Plan (January 1, 1993 Restatement), amendment effective January 29, 1998, (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended
           December 31, 1997).

    (j)    ALLTEL Corporation Long-Term Performance Incentive                *
           Compensation Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).

    (j)(1) Amendment No. 1 to ALLTEL Corporation Long-Term Performance       *
           Incentive Compensation Plan as amended and restated effective January 1, 1993, (incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).


*   Incorporated herein by reference as indicated.

-------------

Number and Name                                                            Page
---------------                                                            ----

(10)(j)(2) Amendment No. 2 to ALLTEL Corporation Long-Term Performance       *
           Incentive Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998, (incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended
           December 31, 1997).

    (k)    ALLTEL Corporation Pension Plan (January 1, 1994 Restatement)     *
           (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1994).

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

    (k)(6) Amendment No. 10 to ALLTEL Corporation Pension Plan               *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(6) to Form 10-K for the fiscal year ended
           December 31, 1997).

    (k)(7) Amendments No. 11 and 12 to ALLTEL Corporation Pension Plan      176
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

*   Incorporated herein by reference as indicated.

-------------

Number and Name                                                            Page
---------------                                                            ----

(10)(l)(3) Amendment No. 5 to ALLTEL Corporation Profit-Sharing Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(3) to Form 10-Q for the period ended September 30, 1996).

    (l)(4) Amendment No. 6 to ALLTEL Corporation Profit-Sharing Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(4) to Form 10-Q for the period ended March 31, 1997).

    (l)(5) Amendment No. 7 to ALLTEL Corporation Profit-Sharing Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(5) to Form 10-K for the fiscal year ended December 31, 1997).

    (l)(6) Amendment No. 8 to ALLTEL Corporation Profit-Sharing Plan         *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(6) to Form 10-Q for the period ended March 31, 1998).

    (l)(7) Amendments No. 9 and 10 to ALLTEL Corporation Profit-Sharing     182
           Plan (January 1, 1994 Restatement).

    (m)    ALLTEL Corporation Benefit Restoration Plan (January 1, 1996      *
           Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).

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

    (o)(2) Amendment No. 3 ALLTEL Corporation Thrift Plan (January 1,        *
           1994 Restatement) (incorporated herein by reference to
           Exhibit 10(o)(2) to Form 10-K for the fiscal year ended
           December 31, 1995).

    (o)(3) Amended and Restated Amendment No. 4 and Amendment No. 5 to       *
           ALLTEL Corporation Thrift Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 1996).

    (o)(4) Amendment No. 6 to ALLTEL Corporation Thrift Plan                 *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ended March 31, 1997).

*   Incorporated herein by reference as indicated.

-------------

Number and Name                                                            Page
---------------                                                            ----

(10)(o)(5) Amendment No. 7 to ALLTEL Corporation Thrift Plan (January        *
           1, 1994 Restatement) (incorporated herein by reference to
           Exhibit 10(o)(5) to Form 10-K for the fiscal year ended
           December 31, 1997).

    (o)(6) Amendments No. 8 and 9 to ALLTEL Corporation Thrift Plan          *
           (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-Q for the period ended March 31, 1998).

    (o)(7) Amendments No. 10, 11 and 12 to ALLTEL Corporation Thrift       191
           Plan (January 1, 1994 Restatement).

(11)       Statement re computation of per share earnings.                  75

(21)       Subsidiaries of the ALLTEL Corporation.                          76

(23)(a)    Consent of Arthur Andersen LLP.                                  79

(23)(b)    Consent of Ernst & Young LLP. (Financial statements of           80
           360 Communications Company are not included separately in this Form 10-K)

(23)(c)    Consent of Arthur Andersen LLP. (Financial statements of         81
           GTE Moblinet of South Texas Limited Partnership are not included separately in this Form 10-K)

(23)(d)    Consent of Arthur Andersen LLP. (Financial statements of         82
           Chicago SMSA Limited Partnership are not included separately in this Form 10-K)

(23)(e)    Consent of PricewaterhouseCoopers LLP. (Financial statements     83
           of New York SMSA Limited Partnership are not included separately in this Form 10-K)

(23)(f)    Consent of PricewaterhouseCoopers LLP. (Financial statements     84
           of Orlando SMSA Limited Partnership are not included separately in this Form 10-K)

(24)       Powers of attorney.                                             201

(27)       Financial Data Schedule for the year ended December 31, 1998.   202

(99)(a)    Annual report on Form 11-K for the ALLTEL Corporation Thrift     --
           Plan for the year ended December 31, 1998, will be filed by amendment.




*   Incorporated herein by reference as indicated.