Form 10-K405/A
period 1998-12-31
ALLTEL CORP
filed 1999-03-26
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

               AMENDMENT NO. 1 TO ANNUAL REPORT FILED PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Aggregate market value of voting stock held by non-affiliates as of February 28, 1999 - $16,836,745,818
                   ----------------

     Common shares outstanding, February 28, 1999 - 281,198,260
                                                    -----------

                      DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated Into
--------                                                    -----------------
Proxy statement for the 1999 Annual Meeting
  of stockholders                                           Part III
The Exhibit Index is located on pages 69 to 74.

                                   SIGNATURE

     The undersigned registant hereby amends the following items, financial statements, exhibits or other portions of its 1998 Annual Report on Form 10-K as set forth in the pages attached hereto;

              (list all such items, financial statements, exhibits
                           or other portions amended)


Part II
-------

     Item 7  Management's Discussion and Analysis of Financial Condition and
     ------  ---------------------------------------------------------------
             Results Of Operations
             ---------------------

     Item 8  Financial Statements and Supplementary Data
     ------  -------------------------------------------


     All other items included in this amendment are a originally filed in ALLTEL's 1998 Annual Report on Form 10-K.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLTEL CORPORATION
                          ------------------------------------------------------
                                           (Registrant)

                                       /s/Dennis J. Ferra
                          ------------------------------------------------------
                                          Dennis J. Ferra
                          Senior Vice President and Chief Administrative Officer
                                          March 26, 1999

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

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations, (continued):
        -------------

Merger and Integration Expenses
In 1998, the Company recorded transaction costs and one-time charges totaling $252 million on a pretax basis related to the closing of its merger with
360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets related to a customer billing system with no alternative future use, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18 million write-down in the carrying value of certain assets resulting from a revised Personal Communications Services (PCS) deployment plan, and other integration costs of $23.1 million. The estimated cost of contract termination primarily relates to a long-term contract continuing until 2006 with an outside vendor for customer billing services to be provided to the 360 operations, under which the Company currently is paying approximately $45 million per year. As part of its integration plan, the Company will convert the 360 operations to its own internal billing system during the period of two years following July 1, 1998. In December 1998, the foregoing vendor filed a declaratory judgment suit against the Company requesting a ruling that the Company did not have the right to terminate the contract. The Company is disputing the vendor's position and has filed a counterclaim against the vendor for breach of contract. The $50 million of costs recorded represent the Company's best estimate of the cost of terminating the billing services contract with the outside vendor prior to the expiration of its term. The $50 million amount is the present value of the estimated profit to the vendor over the remaining term of the contract. The $18 million write-down in the carrying value of certain PCS-related assets include approximately $15 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3 million of the PCS-related write-down represents cell site lease termination fees.
     As a result of its integration efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of $80 million in 1999 and $100 million in 2000. Of the total syngeries expected to be realized each year, ALLTEL estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. At December 31, 1998, the Company's remaining unpaid liability related to its merger and integration efforts was $91.3 million, consisting of $50 million of contract termination fees, $31.9 million of employee-related expenses and $9.4 million of other integration costs. Cash outlays for the employee-related expenses and other integration costs are expected to be substantially completed by the end of the first quarter of 1999. The Company expects to finalize amounts payable with respect to certain contract termination fees by the end of 1999. Funding for this liability will be internally financed from operating cash flows.
(See Note 9 to the consolidated financial statements for additional information regarding the merger and integration expenses.)

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

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

facilities, average monthly revenue per customer increased slightly in 1998 to $48. Average monthly revenue per customer was $47 for 1997 and $52 for 1996. Average monthly revenue per customer declined in 1997 primarily due to the migration of existing customers to lower rate plans, increased penetration into lower-usage market segments and a reduction in roaming revenue rates. During 1997, as a result of competition in its service areas, ALLTEL increased its offering of monthly service plans which had lower base access rates and included more packaged air time minutes. The Company expects average monthly revenue per customer to continue to be affected by the industry-wide trends of decreased roaming revenue rates and continued penetration into lower-usage market segments. In addition, the growth rate of new customers is expected to decline as the Company's wireless customer base grows. Accordingly, future revenue growth will be dependent upon ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.
     Operating income increased in all periods primarily due to the growth in revenues and sales. Improved margins realized on the sale of wireless equipment, reductions in branding and other advertising costs and declines in losses sustained from fraud contributed to the increases in operating income for 1998 and 1997. The reduction in branding and other advertising costs in 1998 reflects savings realized as a result of the merger, as ALLTEL ceased promotion of the 360 brand name. Branding and other advertising costs declined in 1997 due to a decrease in promotional activities. Losses sustained from fraud decreased in 1998 and 1997 primarily due to the Company's continuing efforts to control unauthorized usage of its customers' wireless telephone numbers that results in unbillable fraudulent roaming activity. Operating income in all periods was affected by increases in sales commissions, customer service-related expenses and general and administrative expenses consistent with the overall growth in revenues and sales. Depreciation and amortization expense also increased in all periods primarily due to growth in wireless plant in service.
     The cost to acquire a new wireless customer represents sales, marketing and advertising costs and losses on equipment sales for each new customer added. The cost to acquire a new wireless customer was $284, $285 and $295 for the years ended December 31, 1998, 1997 and 1996, respectively. The decreases in 1998 and 1997 were primarily due to the reductions in branding and other advertising costs noted above, as well as distributing these costs over a larger number of customers acquired, as compared to the corresponding prior-year period. Although the Company intends to continue to utilize its large dealer network, ALLTEL has expanded its internal sales distribution channels to include its own retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels.

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

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

     Local service revenues increased $47.2 million or 9 percent in 1998, $48.8 million or 10 percent in 1997 and $13.1 million or 3 percent in 1996. The increases in local service revenues in all periods reflect both growth in customer access lines and growth in custom calling and other enhanced services revenues. Customer access lines increased 6 percent in both 1998 and 1997 reflecting sales of residential and second access lines. Local service revenues for 1997 also reflect the expansion of local calling areas in North Carolina and Georgia, which reclassified certain revenues from network access and long-distance revenues to local service revenues. Local service revenues for 1996 reflect 4 percent growth in customer access lines and increased revenues from enhanced services, partially offset by lost revenues due to the property sales. Future access line growth is expected to result from population growth in the Company's service areas and sales of second access lines and through strategic acquisitions.
     Network access and long-distance revenues increased $22.5 million or 4 percent in 1998 and $19.5 million or 3 percent in 1997 and decreased $53.7 million or 8 percent in 1996. The increase in network access and long-distance revenues in 1998 reflects higher volumes of access usage and growth in customer access lines, partially offset by a reduction in intrastate toll revenues. The increase in 1997 primarily reflects higher volumes of access usage, partially offset by the reclassification of certain revenues to local service revenues, as previously discussed. The decrease in network access and long-distance revenues in 1996 primarily reflects the sale of properties, partially offset by higher volumes of access usage.
     Total wireline operating expenses increased $53.5 million or 7 percent in 1998 and $25.9 million or 3 percent in 1997 and decreased $32.0 million or 4 percent in 1996. Operating expenses for 1998 and 1997 reflect increases in data processing charges, network-related expenses, depreciation and amortization and general administrative expenses. Operating expenses for 1997 also include additional costs incurred by ALLTEL in consolidating its customer service operations. Operating expenses decreased in 1996 by approximately $56.7 million as a result of the sale of properties. The decrease in operating expenses in 1996 attributable to the sale of properties was partially offset by increased expense for maintenance and repair of cable, digital electronic switching and circuit equipment and an increase in depreciation expense.
     As more fully discussed in Note 14 to the consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by ordering the rate reductions. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals (the "Appellate Court") reversed the Superior Court's decision. The Company appealed the Appellate Court's decision to the Georgia Supreme Court. On October 5, 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to order the rate reductions. The case has been returned to the Superior Court for a hearing on the merits, which will provide ALLTEL the opportunity to challenge the Georgia PSC's order by asserting a number of additional federal and state constitutional and other legal grounds. Since ALLTEL believes that it will prevail in this case, the Company has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.
     ALLTEL's wireline subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition

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
---------------------------------------------------------------------------

Emerging businesses consist of the Company's long-distance, competitive local exchange carrier ("CLEC"), Internet access, network management and PCS

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, (continued):
         --------------

operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. During 1998, ALLTEL began offering its CLEC, PCS and network management services. Through its CLEC operations, the Company offers local access services to business customers in select markets outside its traditional service areas. ALLTEL expects to expand this product offering to residential customers in the near term. In March 1998, the Company began providing PCS service in Jacksonville, Fla., and ALLTEL expects to begin offering PCS service in other markets in the near future. Network management services are currently marketed to business customers in select areas.
     Revenues and sales increased in all periods primarily due to growth in long-distance operations. Long-distance revenues increased $26.4 million in 1998 primarily due to growth in its customer base. The start-up of the CLEC, PCS and network management operations also contributed $15.6 million to the overall growth in revenues and sales from emerging businesses in 1998. The operating losses sustained by emerging businesses reflect the start-up nature of these operations.

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

9. Merger and Integration Expenses:
During the third quarter of 1998, the Company recorded transaction costs and one-time charges totaling $252 million on a pretax basis related to the closing of its merger with 360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, severance and employee-related expenses of $48.7 million and integration costs of $171.8 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provides for a reduction of 521 employees, primarily in the corporate support functions, to be substantially completed by the first quarter of 1999. As of December 31, 1998, the Company had paid $16.8 million in severance and employee-related expenses and 144 out of the total 521 employee reductions had been completed. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, a $18 million write-down in the carrying value of certain assets resulting from a revised PCS deployment plan, and other integration costs of $23.1 million.
   The estimated cost of contract termination primarily relate to a long-term contract continuing until 2006 with an outside vendor for customer billing services to be provided to the 360 operations, under which the Company currently is paying approximately $45 million per year. As part of its integration plan, the Company will convert the 360 operations to its own internal billing system during the period of two years following July 1, 1998. In December 1998, the foregoing vendor filed a declaratory judgment suit against the Company requesting a ruling that the Company did not have the right to terminate the contract. The Company is disputing the vendor's position and has filed a counterclaim against the vendor for breach of contract. The $50 million of costs recorded represent the Company best estimated cost of terminating the billing services contract with the outside vendor prior to the expiration of its term. The $50 million amount is the present value of the estimated profit to the vendor over the remaining term of the contract. The $18 million write-down in the carrying value of certain PCS-related assets include approximately $15 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3 million of the PCS-related write-down represents cell site lease termination fees.
   The Company expects to complete its integration plan by the end of 1999. The major actions steps of the plan include: (1) the immediate stoppage of further development of a customer billing system which has no alternative use or functionality, (2) the immediate negotiation with a vendor of an early termination of a customer billing contract, and (3) the immediate abandonment of the PCS buildout in three markets.

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

    (b)    Amended and Restated Employment Agreement by and between the     ***
           Company and Dennis E. Foster.

    (c)(1) Change in Control Agreement by and between the Company and        *
           Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).

    (c)(2) Change in Control Agreement by and between the Company and       ***
           Kevin L. Beebe effective as of July 23, 1998.


*   Incorporated herein by reference as indicated.
*** Previously filed in 1998 Annual Report on Form 10-K.

Number and Name                                                            Page
---------------                                                            ----
(10)(c)(3) Change in Control Agreement by and between the Company and       ***
           Michael T. Flynn  effective as of July 23, 1998.

    (c)(4) Change in Control Agreement by and between the Company and       ***
           Jeffrey H. Fox effective as of January 30, 1997.

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

    (c)(8) Change in Control Agreement by and between the Company and       ***
           Jeffrey R. Gardner effective as of January 28, 1999.

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



*   Incorporated herein by reference as indicated.
*** Previously filed in 1998 Annual Report on Form 10-K.

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


*   Incorporated herein by reference as indicated.
*** Previously filed in 1998 Annual Report on Form 10-K.

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

    (k)(7) Amendments No. 11 and 12 to ALLTEL Corporation Pension Plan      ***
           (January 1, 1994 Restatement).

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

*   Incorporated herein by reference as indicated.
*** Previously filed in 1998 Annual Report on Form 10-K.

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

    (l)(7) Amendments No. 9 and 10 to ALLTEL Corporation Profit-Sharing     ***
           Plan (January 1, 1994 Restatement).

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

*   Incorporated herein by reference as indicated.
*** Previously filed in 1998 Annual Report on Form 10-K.

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

    (o)(7) Amendments No. 10, 11 and 12 to ALLTEL Corporation Thrift        ***
           Plan (January 1, 1994 Restatement).

(11)       Statement re computation of per share earnings.                  75

(21)       Subsidiaries of the ALLTEL Corporation.                          76

(23)(a)    Consent of Arthur Andersen LLP.                                  79

(23)(b)    Consent of Ernst & Young LLP. (Financial statements of           ***
           360 Communications Company are not included separately in this Form 10-K)

(23)(c)    Consent of Arthur Andersen LLP. (Financial statements of         ***
           GTE Moblinet of South Texas Limited Partnership are not included separately in this Form 10-K)

(23)(d)    Consent of Arthur Andersen LLP. (Financial statements of         ***
           Chicago SMSA Limited Partnership are not included separately in this Form 10-K)

(23)(e)    Consent of PricewaterhouseCoopers LLP. (Financial statements     ***
           of New York SMSA Limited Partnership are not included separately in this Form 10-K)

(23)(f)    Consent of PricewaterhouseCoopers LLP. (Financial statements     ***
           of Orlando SMSA Limited Partnership are not included separately in this Form 10-K)

(24)       Powers of attorney.                                              ***

(27)       Financial Data Schedule for the year ended December 31, 1998.    80

(99)(a)    Annual report on Form 11-K for the ALLTEL Corporation Thrift     --
           Plan for the year ended December 31, 1998, will be filed by amendment.




*   Incorporated herein by reference as indicated.
*** Previously filed in 1998 Annual Report on Form 10-K.