Form 10-K405/A
period 1998-12-31
ALLTEL CORP
filed 1999-04-30
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

               AMENDMENT NO. 2 TO ANNUAL REPORT FILED PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4996


                               ALLTEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                      34-0868285
--------------------------------------------------------------------------------
State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

One Allied Drive, Little Rock, Arkansas                    72202
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (501) 905-8000
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

       Aggregate market value of voting stock held by non-affiliates as of February 28, 1999 - $16,836,745,818
                    ---------------

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

              (list all such items, financial statements, exhibits
                           or other portions amended)


Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------    ----------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  ALLTEL CORPORATION
                                        ----------------------------------------
                                                     (Registrant)



                                                /s/ Jeffery R. Gardner
                                        ----------------------------------------
                                                   Jeffery R. Gardner
                                            Senior Vice President - Finance
                                                     and Treasurer
                                                    April 30, 1999

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K:


           3.  Exhibits:

                  See "Exhibit Index" located on page 2 of this amendment.

                                  EXHIBIT INDEX
                                  -------------

Number and Name
---------------
   (23)(a)    Consent of Arthur Andersen LLP (filed herewith).

   (23)(b) Consent of Ernst & Young LLP. (Financial statements of 360 Communications Company Retirement Savings
              Plan for the year ended December 31, 1997 are not included separately in this Form 10-K/A)

   (99)(a) Form 11-K information for the ALLTEL Corporation Thrift Plan as of December 31, 1998 and 1997 and for the year ended December 31, 1998 (filed herewith).

   (99)(b) Form 11-K information for the 360 Communications Company Retirement Savings Plan as of December 31, 1998 and 1997 and for the year ended December 31, 1998 (filed herewith).