Form 10-Q
period 1999-03-31
ALLTEL CORP
filed 1999-05-13
CIK 65873

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                                 --------------
                                    OR
       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4996
                                                 ------

                               ALLTEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                              34-0868285
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  One Allied Drive, Little Rock,                                  72202
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (501) 905-8000
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

    Number of common shares outstanding as of March 31, 1999:

                                          281,345,630
                                          -----------

    The Exhibit Index is located at sequential page 19.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------
           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended March 31, 1999 and 1998, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three and twelve months ended March 31, 1999 and 1998.

           Consolidated Balance Sheets - March 31, 1999 and 1998 and
               December 31, 1998.

           Consolidated Statements of Cash Flows - for the three and twelve months ended March 31, 1999 and 1998.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------
GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 1999 and 1998, and the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.

Forward-Looking Statements
--------------------------

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, Year 2000 compliance and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates", and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

COMPLETION OF MERGERS
---------------------

    In January 1999, ALLTEL completed its merger with Standard Group, Inc. ("Standard"). The merger was accounted for as a pooling of interests; however, prior period financial information has not been restated, since Standard's operations are not significant to ALLTEL's consolidated financial statements.

    On July 1, 1998, ALLTEL completed its merger with 360 Communications Company ("360"). The merger was accounted for as a pooling of interests;
and accordingly, all prior period financial information has been restated to include the 360 operations. See note 2 to the unaudited consolidated financial statements for additional information regarding the merger transaction. As further discussed below, results for the twelve months ended March 31, 1999 were affected by merger and integration expenses and other non-recurring and unusual items.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

    Revenues and sales increased $184.0 million and $724.2 million in the three and twelve month periods ended March 31, 1999, respectively, representing a 16 percent increase in each period. Growth in revenues and sales in the twelve month period of 1999 was impacted by the sale of the Company's wire and cable subsidiary, HWC Distribution Corp. ("HWC") completed in May 1997. Adjusted to exclude the sold operations, revenues and sales would have increased $735.6 million or 16 percent in the twelve month period ended March 31, 1999.

    Operating income increased $65.3 million or 24 percent in the three month period and decreased $114.5 million or 11 percent in the twelve month period ended March 31, 1999, respectively. Operating income for the twelve month period of 1999 was affected by merger and integration expenses and other non-recurring charges to reduce the carrying value of certain assets. The sale of HWC also impacted operating income growth in the twelve month period of 1999. Adjusted to exclude the results from operations for the asset dispositions, merger and integration expenses and asset write-downs, operating income would have increased $176.0 million or 16 percent in the twelve month period ended
March 31, 1999.

    Net income decreased $1.0 million or 1 percent and $121.4 million or 19 percent in the three and twelve months ended March 31, 1999, respectively. Basic and diluted earnings per share both decreased 3 percent and 19 percent in the three and twelve month periods ended March 31, 1999, respectively. Reported net income and earnings per share include the effects of the merger and integration expenses, asset write-downs, asset dispositions and gains realized from the sale of certain investments. Excluding the impact in each period of the merger and integration expenses, asset write-downs, asset dispositions and non-recurring and unusual items, net income would have increased $39.4 million or 31 percent and $113.2 million or 22 percent, while basic and diluted earnings per share would have increased 26 percent and 22 percent and 28 percent and 22 percent in the three and twelve month periods ended March 31, 1999, respectively.

    Net income and earnings per share adjusted for the asset dispositions and all non-extraordinary, non-recurring and unusual items are summarized in the following table:

------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended        Twelve Months Ended
                                                                                March 31,                  March 31,
(Dollars in thousands, except per share amounts)                            1999         1998          1999         1998
------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                          $166,682     $167,671      $524,486     $645,899
Disposition of HWC operations                                                  -            -             -         (181)
Non-recurring and unusual items, net of tax:
   Merger and integration expenses                                             -            -       200,995            -
   Provision to reduce carrying value of certain assets                        -            -        33,605       11,744
   Gain on disposal of assets                                                  -      (40,348)     (139,422)    (151,022)
                                                                        --------     --------      --------     --------
Net income, as adjusted                                                 $166,682     $127,323      $619,664     $506,440
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share, as reported                                       $.59         $.61         $1.90        $2.34
Disposition of HWC operations                                                  -            -             -            -
Non-recurring and unusual items, net of tax:
   Merger and integration expenses                                             -            -           .73            -
   Provision to reduce carrying value of certain assets                        -            -           .12          .04
   Gain on disposal of assets                                                  -         (.14)         (.51)        (.54)
                                                                        --------     --------      --------     --------
Basic earnings per share, as adjusted                                       $.59         $.47         $2.24        $1.84
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share, as reported                                     $.59         $.61         $1.88        $2.32
Disposition of HWC operations                                                  -            -             -            -
Non-recurring and unusual items, net of tax:
   Merger and integration expenses                                             -            -           .73            -
   Provision to reduce carrying value of certain assets                        -            -           .12          .04
   Gain on disposal of assets                                                  -         (.15)         (.51)        (.54)
                                                                        --------     --------      --------     --------
Diluted earnings per share, as adjusted                                     $.59         $.46         $2.22        $1.82
------------------------------------------------------------------------------------------------------------------------

The net income and basic earnings per share impact of the asset dispositions and the non-recurring and unusual items has been presented as supplemental information only. The non-recurring items reflected in the above table are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Merger and Integration Expenses

    During the third quarter of 1998, the Company recorded on a pretax basis transaction costs and one-time charges totaling $252 million related to the closing of its merger with 360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets related to a customer billing system with no alternative future use, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18 million write-down in the carrying value of certain assets resulting from a revised Personal Communication Services ("PCS") deployment plan, and other integration costs of $23.1 million. The estimated cost of contract termination primarily relates to a long-term contract continuing through 2006 with an outside vendor for customer billing services to be provided to the 360 operations, under which the Company is currently paying approximately $45 million per year. As part of its integration plan, the Company will convert the 360 operations to its own internal billing system during the period of two years following July 1, 1998. In December 1998, the foregoing vendor filed a declaratory judgment suit against the Company requesting a ruling that the Company did not have the right to terminate the contract. The Company is disputing the vendor's position and has filed a counterclaim against the vendor for breach of contract. The $50 million of costs recorded represent the Company's best estimate of the cost of terminating the billing services contract with the outside vendor prior to the expiration of its term. The $50 million amount is the present value of the estimated profit to the vendor over the remaining term of the contract. The $18 million write-down in the carrying value of certain PCS-related assets include approximately $15 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3 million of the PCS-related write-down represents cell site lease termination fees.

    As a result of its integration efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of $80 million in 1999 and $100 million in 2000. Of the total synergies expected to be realized each year, ALLTEL estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. At March 31, 1999, the Company's remaining unpaid liability related to its merger and integration efforts was $75.1 million, consisting of $50 million of contract termination fees, $20.2 million of employee-related expenses and $4.9 million of other integration costs. Cash outlays for the remaining employee-related expenses and other integration costs are expected to be completed by the end of 1999. The Company also expects to finalize amounts payable with respect to certain contract termination fees by the end of 1999. Funding for the unpaid merger and integration liability will be internally financed from operating cash flows. (See Note 3 to the interim unaudited consolidated financial statements for additional information regarding the merger and integration expenses).

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

Gain on Disposal of Assets
--------------------------

    During the second and third quarters of 1998, the Company recorded pretax gains totaling $229.1 million from the sale of a portion of its investment in MCI WorldCom, Inc. ("MCI WorldCom") common stock. These gains increased net income $139.4 million in the twelve month period ended March 31, 1999.

    During the first quarter of 1998, the Company recorded a pretax gain of $36.6 million primarily from the sale of a portion of its investment in MCI WorldCom common stock. In addition, the Company recorded a pretax gain of $30.5 million from the sale of its ownership interest in a cellular partnership serving the Omaha, Nebraska market. The gains from the transactions increased net income $40.3 million in the three month period ended March 31, 1998. In addition to including the first quarter 1998 gains, the twelve month period of 1998 also includes a pretax gain of $34.4 million primarily related to the sale of ALLTEL's investment in a software company and a pretax gain of $156.0 million related to the sale of MCI WorldCom common stock. These gains increased net income $151.0 million in the twelve month period ended March 31, 1998.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations
------------------------------------------------------------------------------
                        Three Months Ended             Twelve Months Ended
(Dollars in thousands)        March 31,                     March 31,
------------------------------------------------------------------------------
                           1999         1998              1999            1998
                           ----         ----              ----            ----
Revenues and sales     $582,822     $481,638        $2,238,345      $1,900,428
Operating income       $180,402     $121,215        $  662,800      $  497,152
------------------------------------------------------------------------------

    Wireless revenues and sales increased $101.2 million or 21 percent and $337.9 million or 18 percent for the three and twelve month periods ended
March 31, 1999, respectively. Operating income increased $59.2 million or 49 percent and $165.6 million or 33 percent for the three and twelve month periods ended March 31, 1999, respectively. During the past twelve month period, customer growth remained strong as the number of wireless customers grew to 4,182,601 from 3,620,842, an increase of 561,759 customers or 16 percent. In the first quarter of 1999, ALLTEL increased its ownership interest in the Richmond, Va. market to 50.1 percent. This transaction accounted for approximately 85,000 of the overall increase in wireless customers. During the first three months of 1999, the Company placed more than 385,000 gross units in service, compared to approximately 323,000 gross units for the same period of 1998. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to
12.0 percent as of March 31, 1999. Customer churn (average monthly rate of customer disconnects) increased slightly and was 2.3 percent and 2.2 percent for the three and twelve months ended March 31, 1999, respectively, compared to 2.1 percent and 2.0 percent for the same periods in 1998.

    Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers. Increases in local airtime, roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. The additional ownership interest in the Richmond, Va. market accounted for approximately $14.5 million of the increase in revenues and sales in the first quarter of 1999. The increased usage of the Company's network facilities boosted the average revenue per customer per month for the first quarter of 1999 to $47 compared to $45 for the first quarter of 1998. Average revenue per customer per month was $48 for the twelve months ended March 31, 1999, compared to $47 for the twelve month period ended March 31, 1998. Growth in average revenue per customer per month continues to be affected by decreased roaming rates and continued penetration into lower-usage market segments. The Company expects these industry-wide trends to continue. In addition, the growth rate of new customers is expected to decline as the Company's wireless customer base grows. Accordingly, future revenue growth will be dependent upon ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.

    The growth in operating income for all periods of 1998 primarily reflects the increases in revenues and sales noted above. Improved margins realized on the sale of wireless equipment, a reduction in branding and other advertising costs, decreases in customer service-related expenses and other general and administrative expenses, and declines in losses sustained from fraud also contributed to the growth in operating income in all periods. Partially offsetting these increases in operating income in all periods were increases in sales commissions, consistent with the overall growth in revenues and sales, and increased depreciation and amortization expense consistent with the growth in wireless plant in service. The reductions in branding and other advertising costs, customer service-related expenses and other general and administrative expenses reflect cost savings realized as a result of the merger, as the Company ceased promotion of the 360 brand name and eliminated certain duplicative salaries and other employee benefit costs. The decline in losses sustained from fraud reflects the Company's continuing efforts to control unauthorized usage of its customers' wireless telephone numbers that results in unbillable fraudulent roaming activity.

    The cost to acquire a new wireless customer represents sales, marketing and advertising costs and losses on equipment sales for each new customer added. Cost to acquire a new wireless customer was $291 and $276 for the three and twelve month periods ended March 31, 1999, respectively, compared to $295 and $282 for the same periods of 1998. The decreases in the cost to acquire a new customer in both periods reflect reduced losses on equipment sales, reductions in branding, advertising and other customer service-related costs noted above, as well as distributing costs over a larger number of customers acquired when compared to the corresponding prior year period. Although ALLTEL intends to continue to utilize its large dealer network, the Company has expanded its internal sales distribution channels to include its own retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels.

Communications-Wireline Operations
--------------------------------------------------------------------------------
                           Three Months Ended            Twelve Months Ended
(Dollars in thousands)          March 31,                      March 31,
--------------------------------------------------------------------------------
                              1999         1998             1999            1998
                              ----         ----             ----            ----
Local service             $156,764     $140,258       $  599,595      $  549,196
Network access and
   long-distance           172,961      156,329          648,542         618,015
Miscellaneous               27,806       23,289           98,582          89,896
                          --------     --------       ----------      ----------
     Total revenues
        and sales         $357,531     $319,876       $1,346,719      $1,257,107
Operating income          $129,986     $117,904       $  483,646      $  461,860
--------------------------------------------------------------------------------

    Wireline revenues and sales increased $37.7 million or 12 percent and $89.6 million or 7 percent for the three and twelve months ended March 31, 1999, respectively. Wireline operating income increased $12.1 million or 10 percent and $21.8 million or 5 percent for the three and twelve month periods ended March 31, 1999, respectively.

    Local service revenues increased $16.5 million or 12 percent and $50.4 million or 9 percent in the three and twelve month periods ended March 31, 1999, respectively. Customer access lines, net of the access lines acquired from Standard, increased 6 percent during the past twelve month period, including the sales of residential and second access lines. The acquisition of Standard accounted for $4.8 million of the increase in local service revenues in both periods of 1999. Growth in custom calling and other enhanced services revenues also contributed to the increases in local service revenues in both periods of 1999.

    Network access and long-distance revenues increased $16.6 million or 11 percent and $30.5 million or 5 percent for the three and twelve month periods ended March 31, 1999, respectively. The acquisition of Standard accounted for $14.1 million of the increase in network access and long-distance revenues in both periods of 1999. Higher volumes of access usage and growth in customer access lines also contributed to the increases in network access and long-distance revenues in both periods of 1999. The increases in network access and long-distance revenues attributable to the Standard acquisition, growth in customer access lines and increased access usage were partially offset by a reduction in intrastate toll revenues.

    Miscellaneous revenues increased $4.5 million or 19 percent and $8.7 million or 10 percent for the three and twelve month periods ended March 31, 1999, respectively. The acquisition of Standard accounted for $5.1 million of the increase in miscellaneous revenues in both periods of 1999. Increases in directory advertising and equipment rental revenues also contributed to the growth in miscellaneous revenues for the twelve month period of 1999.

    As more fully discussed in note 7 to the unaudited consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia,
(the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by ordering the rate reductions. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals (the "Appellate Court") reversed the Superior Court's decision. The Company appealed to the Georgia Supreme Court, and on October 5, 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to conduct the rate proceeding. The case was returned to the Superior Court for it to rule on the issues it had not previously decided. On April 6, 1999, the Superior Court found that with respect to the July 1996 order, the Georgia PSC did not provide ALLTEL with sufficient notice of the charges against the Company, did not provide ALLTEL a fair opportunity to present its case and respond to the charges, and failed to satisfy its burden of proving that ALLTEL's rates were unjust and unreasonable. Further, the Superior Court found that the July 1996 order was an unlawful attempt to retroactively reduce ALLTEL's rates and certain statutory revenue recoveries. For each of these independent reasons, the Superior Court vacated and reversed the July 1996 order and remanded the case with instructions to dismiss the case. The Georgia PSC has thirty days from April 23, 1999 to appeal. The Company is confident that it will ultimately prevail in this case, and as such, has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.

    Growth in operating income for the three and twelve month periods reflect the increases in wireline operating revenues and sales, partially offset by increases in data processing charges, network-related expenses, depreciation and amortization, and other general administrative expenses. The acquisition of Standard accounted for $9.8 million of the increase in operating income in both periods of 1999. Depreciation and amortization expense increased in both periods primarily due to growth in wireline plant in service.

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

    In August 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. In July 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") vacated the FCC's pricing rules, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communications services. In October 1997, the Eighth Circuit Court ruled that ILECs are not required by the 96 Act to recombine network elements purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court ("Supreme Court") to review two interconnection decisions of the Eighth Circuit Court. In January 1999, the Supreme Court ruled that the FCC has the jurisdiction to carry out certain local competition provisions of the 96 Act. These provisions include designing a pricing methodology for states to follow in determining rates to be charged by ILECs to competitors for interconnection services and network elements, adopting rules regarding states' review of pre-existing interconnection agreements between ILECs and other carriers and adopting rules relating to dialing parity and standards for granting exemptions to rural ILECs. As part of its ruling, the Supreme Court reinstated the FCC's "pick and choose" rule. The U.S. Supreme Court remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules are consistent with the 96 Act. Other issues were remanded to the FCC for further rulemaking.

    As a result of the Supreme Court's decision upholding the FCC's jurisdiction over interstate and intrastate toll dialing parity requirements, the FCC established a revised schedule for ILEC submission of intraLATA dialing parity plans. The Company's ILECs have submitted their plans or requested suspension by the states of those requirements. The FCC also began a further rulemaking on how, in lieu of the Supreme Court's decision, it should interpret the "necessary" and "impair" standards set forth in the 96 Act and which specific network elements it should require ILECs to unbundle as a result of its interpretation of those standards.

    In May 1997, the FCC issued regulations applicable to local exchange carriers ("LECs") relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Since ALLTEL's wireline subsidiaries are not price cap regulated companies, the access charge regulations, with few exceptions, are not currently applicable to them. However, the FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return LECs in a manner similar to that earlier adopted for price cap LECs. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return LECs is expected to be addressed in a subsequent phase of the proceeding. Once the access charge rules for rate-of-return LECs are finalized, ALLTEL will assess the impact, if any, the new rules will have on its wireline operations. Based upon ALLTEL's review of the FCC's regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy may change from being based on actual costs to being based on a proxy model. Since the FCC has not yet determined the content of any such proxy model, the impact, if any, of this change in the universal service funding for ALLTEL's wireline subsidiaries cannot be determined at this time. ALLTEL continues to evaluate the impact of the FCC's universal service order on its other telecommunications operations. Appeals of certain aspects of the universal service order are before the U.S. Fifth Circuit Court of Appeals.

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

    On March 31, 1999, the FCC released an order designed to facilitate the development of competition in the advanced services market. The FCC determined that ILECs must make available to requesting competitive local exchange carriers ("CLECs") the use of shared collocation arrangements. Competitiors must also be able to collocate all equipment used for interconnection and/or access to unbundled network elements even when that equipment includes a switching or enhanced services function. The FCC also issued a further rulemaking to determine whether the FCC should mandate line sharing nationally by ILECs in order that CLECs may provide data or advanced services over those lines.

    Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and future competition will have on its wireline operations.

Communications-Emerging Businesses Operations
----------------------------------------------------------------------------
                             Three Months Ended        Twelve Months Ended
(Dollars in thousands)            March 31,                  March 31,
----------------------------------------------------------------------------
                                1999         1998         1999          1998
                                ----         ----         ----          ----
Revenues and sales          $ 39,049      $19,094     $119,902      $ 62,868
Operating loss              $(12,129)     $(5,729)    $(51,276)     $(23,074)
----------------------------------------------------------------------------

    Emerging businesses consist of the Company's long-distance, Internet access, CLEC, network management and Personal Communications Services ("PCS") operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. During 1998, ALLTEL began offering its CLEC and network management services to business customers in select markets. ALLTEL expects to expand its CLEC product offering to residential customers in the near term. ALLTEL has offered PCS in Jacksonville, Fla., since March 1998, and in the Birmingham and Mobile, Ala. service areas since February 1999.

    Emerging businesses' revenues and sales increased $20.0 million or 105 percent and $57.0 million or 91 percent for the three and twelve month periods ended March 31, 1999. The increases in revenues and sales in both periods primarily reflect growth in the long-distance operations. Long-distance revenues increased $11.1 million and $29.6 million in the three and twelve month periods, respectively, primarily due to growth in its customer base. Operating losses sustained by emerging businesses increased $6.4 million or 112 percent and $28.2 million or 122 percent for the three and twelve month periods of 1999, respectively, primarily due to the start-up nature of these operations.

Information Services Operations
-------------------------------------------------------------------------------
                            Three Months Ended           Twelve Months Ended
(Dollars in thousands)           March 31,                       March 31,
-------------------------------------------------------------------------------
                               1999         1998             1999          1998
                               ----         ----             ----          ----
Revenues and sales         $305,398     $266,861       $1,200,305    $1,023,317
Operating income           $ 40,452     $ 36,825       $  166,278    $  148,161
-------------------------------------------------------------------------------

    Information services' revenues and sales increased $38.5 million or 14 percent and $177.0 million or 17 percent for the three and twelve month periods ended March 31, 1999, respectively. Revenues and sales increased in all periods of 1999, primarily due to growth in the financial services and telecommunications outsourcing operations, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. Revenues earned from new contracts accounted for approximately $17 million and $82 million of the overall increases in revenues and sales for the three and twelve month periods, respectively. The increases in revenues and sales in both periods were partially offset by lost operations from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market. The domestic financial services industry continues to experience consolidation due to mergers.

    Operating income increased $3.6 million or 10 percent and $18.1 million or 12 percent for the three and twelve month periods ended March 31, 1999, respectively. The increase in operating income in the three month period primarily reflects the growth in revenues and sales noted above, partially offset by lost operations due to contract terminations. The increase in operating income for the twelve month period reflects the growth in revenues and sales noted above, additional fees collected from the early termination of contracts and improved profit margins realized from the international financial services business, partially offset by lower margins realized by the telecommunications operations. The decrease in telecommunications operating margins reflects increases in depreciation and amortization expense and increases in software maintenance and other operating costs. Depreciation and amortization expense increased in both periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

Other Operations
-------------------------------------------------------------------------------
                            Three Months Ended            Twelve Months Ended
(Dollars in thousands)           March 31,                      March 31,
-------------------------------------------------------------------------------
                              1999         1998             1999           1998
                              ----         ----             ----           ----
Revenues and sales        $117,064     $105,115         $613,299       $442,129
Operating income          $  4,250     $  5,137         $ 25,039       $ 19,918
-------------------------------------------------------------------------------

    Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $11.9 million or 11 percent and $171.2 million or 39 percent for the three and twelve month periods ended March 31, 1999, respectively. Operating income decreased $0.9 million or 17 percent and increased $5.1 million or 26 percent for the three and twelve month periods ended March 31, 1999, respectively. Revenues and sales and operating income for the twelve month period of 1998 include the operating results of HWC, which was sold in May 1997, as previously discussed. Excluding the impact of the HWC operations, revenues and sales would have increased $182.5 million or 42 percent, while operating income would have increased $5.4 million or 28 percent for the twelve month period ended March 31, 1998.

    Revenues and sales increased in both periods of 1999 primarily due to growth in sales of telecommunications and data products to both affiliated and non-affiliated customers, including increased retail sales of these products at the Company's counter showrooms. Sales to affiliates increased $9.6 million and $153.4 million in the three and twelve month periods ended March 31, 1999. The increases in affiliate sales in all periods was primarily due to additional purchases made by the Company's wireless subsidiaries, reflecting the merger with 360 and the expansion of ALLTEL Supply's product lines to include wireless equipment. Directory publishing revenues increased $1.4 million and $6.3 million in the three and twelve month periods of 1999, respectively, primarily due to additional directory publishing contracts.

    The decrease in other operations' operating income for the three month period of 1999 primarily reflects lower gross profit margins realized by ALLTEL Supply due to a reduction in margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers. The increase in other operations' operating income for the twelve month period of 1999 primarily reflects the growth in revenues and sales noted above, partially offset by the lower gross profit margins realized by ALLTEL Supply on its revenues and sales, as previously discussed.

Corporate Expenses
--------------------------------------------------------------------------------
                                  Three Months Ended        Twelve Months Ended
(Dollars in thousands)                 March 31,                  March 31,
--------------------------------------------------------------------------------
                                      1999       1998            1999       1998
                                      ----       ----            ----       ----
Corporate operating expenses        $5,737     $3,447        $ 25,142    $18,310
Merger and integration expenses          -          -         252,000          -
Provision to reduce carrying
    value of certain assets              -          -          55,000     16,874
                                    ------     ------        --------    -------
    Total corporate expenses        $5,737     $3,447        $332,142    $35,184
--------------------------------------------------------------------------------

    As indicated in the above table, corporate expenses for the twelve month period of 1999 include the $252 million of merger and integration expenses and the $55 million charge related to changes in GTE's customer care and billing contract, as previously discussed. Corporate expenses for the twelve month period ended March 31, 1998 include the write-down of $16.9 million to reflect the fair value less cost to sell the HWC operations recorded in the second quarter of 1997. Excluding the impact of the merger and integration expenses and asset write-downs in each period, corporate expenses would have increased $2.3 million or 66 percent and $6.8 million or 37 percent for the three and twelve month periods ended March 31, 1999. Net of the merger and integration expenses and asset write-downs, the increases in corporate expenses in both periods of 1999 reflect increases in employee benefit costs and depreciation and amortization expense.

OTHER FINANCIAL STATEMENT ITEMS

Interest Expense
----------------

    Interest expense decreased $1.9 million or 3 percent and $3.5 million or 1 percent for the three and twelve month periods ended March 31, 1999, respectively. The decreases in interest expense in both periods reflect decreases in the weighted average borrowing rates applicable to ALLTEL's revolving credit agreement.

Income Taxes
------------

    Income tax expense increased $7.0 million or 6 percent and $19.2 million or 4 percent for the three and twelve month periods ended March 31, 1999, respectively. Income tax expense for all periods includes the tax-related impact of the merger and integration expenses and the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of these items in each period, income tax expense would have increased $33.8 million or 40 percent and $103.3 million or 31 percent in the three and twelve month periods ended March 31, 1999, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring and unusual items.

Average Common Shares Outstanding
---------------------------------

    The average number of common shares outstanding increased 3 percent and less than 1 percent in the three and twelve month periods ended March 31, 1999, respectively. The increases in both periods primarily reflect the additional shares issued in January 1999 in connection with the Standard acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $7.3 billion at March 31, 1999, reflecting 49 percent common and preferred equity and 51 percent debt. This compares to a capital structure of $6.8 billion at December 31, 1998, reflecting 48 percent common and preferred equity and 52 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

    Cash provided from operations continues to be ALLTEL's primary source of liquidity. Cash provided from operations was $250.6 million and $1,202.5 million for the three and twelve month periods ended March 31, 1999, respectively, compared to $295.3 million and $1,275.2 million for the same periods in 1998. The decreases in the three and twelve month periods reflect changes in working capital requirements, including the timing of payment of accounts payable, partially offset by growth in the earnings of the Company, excluding the effects of all non-recurring and unusual items.

    Capital expenditures for the three and twelve month periods of 1999 were $181.7 million and $917.4 million, respectively, compared to $132.9 million and $791.2 million for the same periods in 1998. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to continue to modernize and upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $850 million for 1999, which are expected to be funded primarily from internally generated funds.

    Cash flows from investing activities for the three and twelve month periods of 1999 include cash outlays for the acquisition of property of $32.5 million and $73.3 million, respectively. These amounts are net of cash acquired of approximately $24.1 million received in the Standard acquisition and principally consist of a cash outlay of $46.5 million for the acquisition of a wireless property in Colorado. In addition to this acquisition, cash outlays for the twelve months ended March 31, 1999, include $34.6 million related to the purchase of two wireless properties in Georgia. Cash flows from investing activities for the twelve month period of 1998 include a cash outlay of $146.5 million related to the acquisition of PCS licensing rights. Cash flows from investing activities for the twelve month period of 1998 also include cash outlays of $94.2 million for the purchase of additional ownership interests in wireless properties in which the Company owns a controlling interest. In addition, the twelve month period of 1998 includes cash outlays of $106.1 million for additional investments in cellular partnerships in which the Company owns a minority interest, including an $80 million investment in a cellular partnership serving the Orlando, Fla. and Richmond, Va. markets.

    Cash flows from investing activities for the twelve month period ended
March 31, 1999 include proceeds of $252.5 million primarily from the sale of a portion of the Company's investment in MCI WorldCom common stock. Cash flows from investing activities for the three and twelve month periods ended March 31, 1998 also include proceeds of $40.7 million and $226.6 million primarily from the sale of MCI WorldCom common stock. In addition, cash flows from investing activities for the twelve month period of 1998 includes proceeds of $96.9 million from the sale of property, principally consisting of two non-strategic operations. In September 1997, ALLTEL received cash proceeds of $48.7 million from the sale of an investment in a software company. In May 1997, the Company completed the sale of HWC for approximately $45.0 million in cash. The proceeds from these asset sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

    Included in cash flows from financing activities are common and preferred dividend payments, which amounted to $84.0 million and $270.7 million for the three and twelve month periods ended March 31, 1999, respectively, compared to $53.6 million and $207.9 million for the same periods in 1998. The increases in dividend payments in both periods primarily reflect the additional shares outstanding due to the mergers with 360 and Standard, as well as growth in the annual dividend rate on ALLTEL's common stock. Distributions to minority investors were $16.1 million and $98.5 million for the three and twelve months ended March 31, 1999, respectively, compared to $10.4 million and $52.8 million for the same periods in 1998. The increases in distributions for both periods reflect the improved operating results of the wireless properties managed by the Company. Cash flows from financing activities for the twelve months ended
March 31, 1998 include a cash outlay of $179.6 million for the repurchase by the Company of 5.7 million of its common shares completed prior to January 1, 1998.

    The Company has a $1 billion line of credit under a revolving credit agreement. Borrowings outstanding under this agreement at March 31, 1999 were $610.2 million, compared to $578.5 million that were outstanding at December 31, 1998. Borrowings outstanding under this agreement at March 31, 1998 were $649.5 million. The weighted average interest rate on borrowings outstanding under the revolving credit agreement at March 31, 1999, was 4.9 percent. As previously discussed, proceeds from the sales of MCI WorldCom common stock and HWC were used primarily to reduce the amount of borrowings outstanding under the revolving credit agreement. The net increase in revolving credit borrowings from December 31, 1998, represents all of the long-term debt issued in the first quarter 1999. The net reduction in revolving credit agreement borrowings from March 31, 1998, represents a portion of the long-term debt retired during the twelve months ended March 31, 1999. Scheduled long-term debt retirements, net of the revolving credit agreement activity, amounted to $15.2 million and $45.7 million for the three and twelve month periods ended March 31, 1999, respectively.

Year 2000 Compliance
--------------------

    The Year 2000 issue affects the Company's internal computer systems and infrastructure, as well as certain software, systems and services that the Company provides to its customers. The Company began its Year 2000 efforts several years ago with the primary objective of achieving Year 2000 compliance of the Company's critical computer systems, infrastructure, and software, systems and services that the Company provides to its customers and for which the Company is responsible. For those critical internal computer systems, infrastructure, and software, systems and services, the Company plans to achieve substantial compliance by June 30, 1999 and full compliance by August 31, 1999. The Company's Year 2000 plan consists of eight phases: (i) Awareness;
(ii) Inventory; (iii) Third-Party Strategies; (iv) Risk Assessment;
(v) Planning; (vi) Remediation; (vii) Testing; and (viii) Implementation.

    For the Company's critical internal computer systems and software, systems and services that the Company provides to its customers and for which the Company is responsible, the Awareness, Inventory, Third-Party Strategies, Risk Assessment and Planning phases have been completed. For these critical systems, software and services, the Company has commenced work on and plans to complete the Remediation and Testing phases by June 30, 1999, and the Implementation phase by June 30, 1999, except that the Implementation phase for the Company's Savannah, Albany, Augusta and Columbia wireless markets, which constitute approximately 8 percent of the Company's wireless customers, is scheduled to be completed by August 31, 1999. For the Company's critical infrastructure, the Company has completed the Awareness, Inventory, Third-Party Strategies, Risk Assessment and Planning phases and has commenced work on and plans to complete the Remediation, Testing, and Implementation phases by June 30, 1999.

    During the first quarter of 1999, the Company acquired Standard and Durango Cellular Telephone Company ("Durango"). The Company is in the process of applying the Year 2000 methodology described above to both Standard's and Durango's critical internal computer systems, infrastructure, and software, systems and services provided to customers. Prior to the Company's acquisition of Standard on January 6, 1999, Standard completed its inventory, assessment and remediation of its critical internal computer systems. Prior to the Company's acquisition of Durango on March 31, 1999, Durango had not commenced its Year 2000 efforts. Durango constitutes less than 1 percent of the Company's wireless customers. The Company has commenced the Awareness, Inventory, Third-Party Strategies, Risk Assessment and Planning phases for Durango's critical internal computer systems and infrastructure and is working with the vendors of Durango's critical internal computer systems to verify the Year 2000 status of those systems. The Company plans to achieve substantial compliance for both recently acquired companies' critical internal computer systems, infrastructure and software, systems and services provided to customers prior to August 31, 1999.

    As part of its Year 2000 plan, ALLTEL has implemented a third party management process and is continuing to contact its vendors, suppliers and other third parties upon which the Company depends regarding their plans for making their products, services and systems Year 2000 compliant. ALLTEL's ability to meet its target completion dates is dependent upon the timely provision of upgrades or other solutions from its vendors and suppliers. Some third party upgrades and other solutions are not yet available resulting in potential delays in completion of the Remediation, Testing, and Implementation phases. ALLTEL is also dependent upon other third parties who provide essential services (such as utilities, interexchange carriers, etc.) to make their critical systems Year 2000 compliant in a timely manner. Generally, ALLTEL does not have the ability to test those systems for Year 2000 compliance and, instead, must rely on the third parties' representations.

    Contingency planning to maintain and restore service in the event of a natural disaster, power failure, or software related interruption has long been part of the Company's standard business practices. The Company is working to leverage this experience in the development and implementation of its Year 2000 contingency plans that assess the potential for business disruption in various scenarios. Those contingency plans address possible, but unlikely, "worst case" scenarios involving the interruption of telecommunications and information technology services and/or interruption of customer billing, operating and other information systems, and provide for key-operation back-up and alternative solutions for recovery. The Company has developed high-level contingency plans for its critical systems and plans to augment, modify and test those contingency plans throughout 1999, as appropriate.

    ALLTEL estimates the total cost of its Year 2000 efforts to be approximately $80 million. The Company incurred approximately $5 million in the first quarter of 1999 and as of March 31, 1999, the Company has incurred approximately $59 million of the total amount. The Company has and will capitalize and subsequently amortize approximately one-half of the total Year 2000 cost, including costs relating to the remediation of the Company's software products. Some of the Company's Year 2000 costs are not incremental, but rather represent the redeployment of existing resources. As for the estimated costs associated with making the Company's customers' systems Year 2000 compliant in those situations where the Company is obligated to do so, the Company has treated those costs as contract costs and has not included them in the Company's Year 2000 costs. The Company continues to evaluate the estimated costs associated with its Year 2000 efforts based on actual experience. The Company believes, based on available information, that its Year 2000 costs will not have a material adverse effect on its results of operations.

    The above information is based on the Company's current best estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

Other Financial Information
---------------------------

    During the first three months of 1999, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.

    In December 1998, ALLTEL announced a definitive merger agreement with Aliant Communications, Inc. ("Aliant"), a communications company which offers wireless, wireline, paging, long-distance and Internet services in Nebraska. On April 27, 1999, Aliant shareholders approved the merger. Under terms of the merger agreement, each share of Aliant's common stock will be exchanged for .67 to .75 shares of ALLTEL common stock. The Company expects to account for this transaction, which is valued at approximately $1.5 billion, as a pooling-of-interests. The merger is subject to regulatory and other approvals. The Company expects the merger to be completed by mid-1999.

    In March 1999, ALLTEL filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $500 million in aggregate initial offering price of unsecured debt securities. The net proceeds to be received by the Company would be used to repay borrowings outstanding under ALLTEL's revolving credit agreement. In April 1999, ALLTEL issued $300 million of 6.8 percent debentures due May 1, 2029, under this shelf registration statement. The net proceeds from the sale of the debt securities were used to reduce borrowings outstanding under the revolving credit agreement.

Recently Issued Accounting Pronouncements
-----------------------------------------

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. As ALLTEL does not have significant derivative financial instruments, the Company does not expect the adoption of SFAS 133 to have a material impact on its reported earnings and/or other comprehensive income.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

   (a)  See the exhibits specified on the Index of Exhibits located at Page 19.

   (b)  Reports on Form 8-K:

        Current Report on Form 8-K dated April 21, 1999, reporting under
        Item 5, Other Events, the Company's Press Release announcing its first quarter results from operations.

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





                               ALLTEL CORPORATION
                               ------------------
                                  (Registrant)



                             /s/ Jeffery R. Gardner
                             ----------------------
                               Jeffery R. Gardner
                  Senior Vice President - Finance and Treasurer
                         (Principal Accounting Officer)
                                  May 13, 1999

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                            Sequential
Exhibit No.             Description                                   Page No.
----------              -----------                                  ----------

  (19)          Interim Report to Stockholders and Notes               20 - 29
                to Unaudited Consolidated Financial Statements for the periods ended March 31, 1999 and 1998

  (27)          Financial Data Schedule for the                          30
                three months ended March 31, 1999