Form 10-Q
period 1999-06-30
ALLTEL CORP
filed 1999-08-12
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
     YES   X        NO
        -------       -------

Number of common shares outstanding as of June 30, 1999:

                                            281,749,246
                                            -----------

The Exhibit Index is located at sequential page 20.




================================================================================

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------

          The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for the periods ended June 30, 1999 and 1998, a copy of which is attached hereto, are incorporated herein by reference:


         Consolidated Statements of Income - for the three, six and twelve months ended June 30, 1999 and 1998.

         Consolidated Balance Sheets - June 30, 1999 and 1998 and
             December 31, 1998.

         Consolidated Statements of Cash Flows - for the six and twelve months ended June 30, 1999 and 1998.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ----------------------------------------------------------------
         Results of Operations
         ---------------------
GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 1999 and 1998, and the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.

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

COMPLETION OF MERGERS

    On July 2, 1999, ALLTEL completed its merger with Aliant Communications, Inc. ("Aliant") under a definitive merger agreement entered into on December 18, 1998. Aliant provides wireless, wireline, paging, long-distance and Internet services in Nebraska. Under terms of the merger agreement, Aliant became a wholly-owned subsidiary of ALLTEL, and each outstanding share of Aliant common stock was converted into the right to receive .67 shares of ALLTEL common stock, 23.9 million common shares in the aggregate. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Post-merger financial statements reporting the combined operating results of ALLTEL and Aliant will first be presented as of and for the interim periods ended September 30, 1999 and 1998. Annual and interim financial statements of ALLTEL for periods prior to the merger will be restated to reflect the merger transaction. Supplemental financial information for the interim periods ended June 30, 1999 and 1998 is disclosed in Note 8 to the unaudited consolidated financial statements included in Exhibit 19 to this Form 10-Q.

    In January 1999, ALLTEL completed its merger with Standard Group, Inc. ("Standard"). The merger was accounted for as a pooling of interests; however, prior period financial information has not been restated, since Standard's operations are not significant to ALLTEL's consolidated financial statements.

    On July 1, 1998, ALLTEL completed its merger with 360 Communications Company ("360"). The merger was accounted for as a pooling of interests;
and accordingly, all prior period financial information has been restated to include the 360 operations. See Note 2 to the unaudited consolidated financial statements for additional information regarding this merger transaction. As further discussed below, results for the twelve months ended June 30, 1999 were affected by merger and integration expenses and other non-recurring and unusual items.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

    Revenues and sales increased $165.5 million or 13 percent, $349.5 million or 14 percent and $727.3 million or 15 percent in the three, six and twelve month periods ended June 30, 1999, respectively. Operating income increased $80.7 million or 27 percent, $146.0 million or 25 percent in the three and six month periods and decreased $86.5 million or 8 percent in the twelve month period ended June 30, 1999, respectively. Operating income for the twelve month period of 1999 was affected by merger and integration expenses and other non-recurring charges to reduce the carrying value of certain assets. Adjusted to exclude the merger and integration expenses and asset write-downs, operating income would have increased $220.5 million or 20 percent in the twelve month period ended June 30, 1999.

    Net income decreased $43.9 million or 19 percent, $44.9 million or 11 percent and $203.6 million or 30 percent in the three, six and twelve months ended June 30, 1999, respectively. Basic earnings per share decreased 21 percent, 13 percent and 31 percent, while diluted earnings per share decreased 20 percent, 14 percent and 30 percent in the three, six and twelve month periods ended June 30, 1999, respectively. Reported net income and earnings per share include the effects of the merger and integration expenses, asset write-downs and gains realized from the sale of certain investments. Excluding the impact of the non-recurring and unusual items in each period, net income would have increased $46.3 million or 32 percent, $85.7 million or 32 percent and $134.9 million or 25 percent, while both basic and diluted earnings per share would have increased 29 percent, 28 percent and 24 percent in the three, six and twelve month periods ended June 30, 1999, respectively.

    Net income and earnings per share adjusted for all non-extraordinary, non-recurring and unusual items are summarized in the following table:

---------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended          Six Months Ended         Twelve Months Ended
                                                       June 30,                   June 30,                   June 30,
                                                ---------------------      ---------------------      ---------------------
(Dollars in thousands,
except per share amounts)                           1999         1998          1999         1998          1999         1998
---------------------------------------------------------------------------------------------------------------------------
Net income, as reported                         $190,148     $234,017      $356,830     $401,688      $480,617     $684,219
Non-recurring and unusual items, net of tax:
    Merger and integration expenses                    -            -             -            -       200,995            -
    Provision to reduce carrying
       value of certain assets                         -            -             -            -        33,605            -
    Gain on disposal of assets                         -      (90,189)            -     (130,537)      (49,233)    (153,106)
                                                --------     --------      --------     --------      --------     --------
Net income, as adjusted                         $190,148     $143,828      $356,830     $271,151      $665,984     $531,113
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share, as reported               $.67         $.85         $1.27        $1.46         $1.73        $2.49
Non-recurring and unusual items, net of tax:
    Merger and integration expenses                    -            -             -            -           .72            -
    Provision to reduce carrying
       value of certain assets                         -            -             -            -           .12            -
    Gain on disposal of assets                         -         (.33)            -         (.47)         (.18)        (.56)
                                                --------     --------      --------     --------      --------     --------
Basic earnings per share, as adjusted               $.67         $.52         $1.27       $  .99         $2.39        $1.93
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share, as reported             $.67         $.84         $1.25        $1.45         $1.71        $2.46
Non-recurring and unusual items, net of tax:
    Merger and integration expenses                    -            -             -            -           .71            -
    Provision to reduce carrying
       value of certain assets                         -            -             -            -           .12            -
    Gain on disposal of assets                         -         (.32)            -         (.47)         (.18)        (.55)
                                                --------     --------      --------     --------      --------     --------
Diluted earnings per share, as adjusted             $.67         $.52         $1.25       $  .98         $2.36        $1.91
---------------------------------------------------------------------------------------------------------------------------

The net income and earnings per share impact of the non-recurring and unusual items has been presented as supplemental information only. The non-recurring and unusual items reflected in the above table are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Merger and Integration Expenses
-------------------------------

    During the third quarter of 1998, the Company recorded transaction costs and one-time charges totaling $252 million on a pretax basis related to the closing of its merger with 360. The merger and integration expenses include professional and financial advisors' fees of $31.5 million, employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs include several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments include a $60 million write-down in the carrying value of certain in-process software development assets related to a customer billing system with no alternative future use, $50 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18 million write-down in the carrying value of certain assets resulting from a revised Personal Communication Services ("PCS") deployment plan, and other integration costs of $23.1 million. The estimated cost of contract termination primarily relates to a long-term contract with an outside vendor for customer billing services to be provided to the 360 operations continuing through 2006, under which the Company is currently paying approximately $45 million per year. As part of its integration plan, the Company will convert the 360 operations to its own internal billing system during the period of two years following July 1, 1998. In December 1998, the foregoing vendor filed a declaratory judgment suit against the Company requesting a ruling that the Company did not have the right to terminate the contract. The Company is disputing the vendor's position and has filed a counterclaim against the vendor for breach of contract. The $50 million of costs recorded represent the Company's best estimate of the cost of terminating the billing services contract with the outside vendor prior to the expiration of its term. The $50 million amount is the present value of the estimated profit to the vendor over the remaining term of the contract. The $18 million write-down in the carrying value of certain PCS-related assets include approximately $15 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3 million of the PCS-related write-down represents cell site lease termination fees.

    As a result of its integration efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of $80 million in 1999 and $100 million in 2000. Of the total synergies expected to be realized each year, ALLTEL estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. At June 30, 1999, the Company's remaining unpaid liability related to its merger and integration efforts was $68.8 million, consisting of $50 million of contract termination fees, $14.9 million of employee-related expenses and $3.9 million of other integration costs. Cash outlays for the remaining employee-related expenses and other integration costs are expected to be completed by the end of 1999. The Company also expects to finalize amounts payable with respect to certain contract termination fees by the end of 1999. Funding for the unpaid merger and integration liability will be internally financed from operating cash flows. (See Note 3 to the interim unaudited consolidated financial statements for additional information regarding the merger and integration expenses).

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

Gain on Disposal of Assets
--------------------------

    During the third quarter of 1998, the Company recorded a pretax gain of $80.9 million from the sale of a portion of its investment in MCI WorldCom, Inc. ("MCI WorldCom") common stock. The gain increased net income $49.2 million in the twelve month period ended June 30, 1999.

    During the second quarter of 1998, the Company recorded a pretax gain of $148.2 million resulting from the sale of a portion of its investment in MCI WorldCom, Inc. common stock. This gain increased net income $90.2 million in the three month period ended June 30, 1998.

    In addition to including the second quarter gain, the six month period of 1998 also includes a pretax gain of $36.6 million primarily from the sale of a portion of ALLTEL's investment in MCI WorldCom common stock and a pretax gain of $30.5 million from the sale of its ownership interest in a cellular partnership serving the Omaha, Nebraska market. The gains from these transactions increased net income $130.5 million in the six month period ended June 30, 1998. In addition to including the gains recorded in both the first and second quarters of 1998, the twelve month period ended June 30, 1998 also includes a pretax gain of $34.4 million primarily related to the sale of ALLTEL's investment in a software company. The gains from all of these transactions increased net income $153.1 million in the twelve month period ended June 30, 1998.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations
------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended            Six Months Ended            Twelve Months Ended
                                             June 30,                     June 30,                      June 30,
                                       ---------------------     -------------------------      ------------------------
(Dollars in thousands)                     1999         1998           1999           1998            1999          1998
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $638,692     $538,932     $1,221,514     $1,020,570      $2,338,105    $1,972,832
Operating income                       $222,793     $153,701     $  403,195     $  274,916      $  731,892    $  528,060
------------------------------------------------------------------------------------------------------------------------

    Wireless revenues and sales increased $99.8 million or 19 percent, $200.9 million or 20 percent and $365.3 million or 19 percent for the three, six and twelve month periods ended June 30, 1999, respectively. Operating income increased $69.1 million or 45 percent, $128.3 million or 47 percent and $203.8 million or 39 percent for the three, six and twelve month periods of 1999, respectively. During the past twelve month period, customer growth remained strong as the number of wireless customers grew to 4,296,147 from 3,742,431, an increase of 553,716 customers or 15 percent. During the first six months of 1999, ALLTEL increased its ownership interest in the Richmond, Va. market to
50.1 percent, purchased wireless properties in Alabama and Colorado and acquired a majority ownership interest in a wireless property in Illinois. These transactions accounted for approximately 140,000 of the overall increase in wireless customers that occurred during the past twelve month period. Including the effect of acquisitions, ALLTEL placed more than 863,000 gross units in service during the first six months of 1999, compared to approximately 661,000 gross units for the same period of 1998. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 12.2 percent as of June 30, 1999. Customer churn (average monthly rate of customer disconnects) increased slightly in all periods of 1999 and was 2.1 percent, 2.2 percent and 2.2 percent for the three, six and twelve months ended June 30, 1999, respectively, compared to 1.9 percent, 2.0 percent and 2.1 percent for the same periods in 1998.

    Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers. Increases in local airtime, roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. The acquisitions of wireless properties in Alabama and Colorado and the additional ownership interests acquired in Richmond, Va. and Illinois accounted for approximately $21.4 million of the increase in revenues and sales in the three month period and $35.9 million of the increases in revenues and sales in the six and twelve month periods of 1999, respectively. The increased usage of the Company's network facilities boosted the average revenue per customer per month for the second quarter of 1999 to $50 compared to $49 for the second quarter of 1998. Average revenue per customer per month was $49 for the six and twelve months ended June 30, 1999, compared to $47 for the same two periods of 1998. Growth in average revenue per customer per month continues to be affected by decreased roaming rates and continued penetration into lower-usage market segments. The Company expects these industry-wide trends to continue. In addition, the growth rate of new customers is expected to decline as the Company's wireless customer base grows. Accordingly, future revenue growth will be dependent upon ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.

    The growth in operating income for all periods of 1999 primarily reflects the increases in revenues and sales noted above. Reduced losses realized on the sale of wireless equipment and reductions in customer service-related expenses also contributed to the growth in operating income in all periods. Partially offsetting these increases in operating income in all periods were increases in selling and marketing costs, including advertising and sales commissions, consistent with the overall growth in revenues and sales. Increased depreciation and amortization expense consistent with the growth in wireless plant in service, and increased data processing charges and other network-related expenses consistent with the growth in customers and network traffic also affected operating income growth in all periods. The reduction in customer service-related expenses reflect cost savings realized as a result of the merger with 360 and the elimination of certain duplicative salaries and other employee benefit costs.

    The cost to acquire a new wireless customer represents sales, marketing and advertising costs and losses on equipment sales for each new customer added. Cost to acquire a new wireless customer was $341, $314 and $283 for the three, six and twelve month periods ended June 30, 1999, respectively, compared to $311, $304 and $288 for the same periods of 1998. The increases in the cost to acquire a new customer in the three and six month periods of 1999 reflect increased advertising, commissions and other selling and marketing costs noted above, partially offset by reduced losses on equipment sales and the reduction in customer service-related costs, previously discussed. The decrease in the cost to acquire a new customer in the twelve month period of 1999 reflects reduced losses on equipment sales, the reduction in customer service-related costs, as well as distributing costs over a larger number of customers acquired when compared to the corresponding prior year period. Although ALLTEL intends to continue to utilize its large dealer network, the Company has expanded its internal sales distribution channels to include its own retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels.

Communications-Wireline Operations
-------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended            Six Months Ended            Twelve Months Ended
                                              June 30,                    June 30,                      June 30,
                                       ---------------------       ---------------------       --------------------------
(Dollars in thousands)                     1999         1998           1999         1998             1999            1998
-------------------------------------------------------------------------------------------------------------------------
Local service                          $167,645     $144,401       $324,409     $284,659       $  623,257      $  559,707
Network access and
    long-distance                       175,452      158,421        348,413      314,750          666,733         626,832
Miscellaneous                            21,925       22,093         49,731       45,382           96,836          91,916
                                       --------     --------       --------     --------       ----------      ----------
    Total revenues and sales           $365,022     $324,915       $722,553     $644,791       $1,386,826      $1,278,455
Operating income                       $130,675     $114,454       $260,661     $232,358       $  499,867      $  466,094
-------------------------------------------------------------------------------------------------------------------------

    Wireline revenues and sales increased $40.1 million or 12 percent, $77.8 million or 12 percent and $108.4 million or 8 percent for the three, six and twelve months ended June 30, 1999, respectively. Wireline operating income increased $16.2 million or 14 percent, $28.3 million or 12 percent and $33.8 million or 7 percent for the three, six and twelve month periods ended June 30, 1999, respectively.

    Local service revenues increased $23.2 million or 16 percent, $39.8 million or 14 percent and $63.6 million or 11 percent in the three, six and twelve month periods ended June 30, 1999, respectively. Customer access lines, excluding access lines acquired from Standard, increased 6 percent during the past twelve month period, including the sales of residential and second access lines. The acquisition of Standard accounted for $11.8 million of the increase in local service revenues in the three month period of 1999 and accounted for $16.6 million of the increases in local service revenues in both the six and twelve month periods of 1999, respectively. Revenues from custom calling and other enhanced services increased $4.4 million, $7.3 million and $14.0 million in the three, six and twelve month periods ended June 30, 1999, respectively, also contributing to the overall growth in local service revenues in all periods.

    Network access and long-distance revenues increased $17.0 million or 11 percent, $33.7 million or 11 percent and $39.9 million or 6 percent in the three, six and twelve month periods ended June 30, 1999, respectively. The acquisition of Standard accounted for $11.1 million of the increase in network access and long-distance revenues in the three month period of 1999 and accounted for $25.2 million of the increases in network access and long-distance revenues in both the six and twelve month periods of 1999, respectively. Higher volumes of access usage and growth in customer access lines also contributed to the increases in network access and long-distance revenues in all periods of 1999. The increases in network access and long-distance revenues attributable to the Standard acquisition, growth in customer access lines and increased access usage were partially offset by a reduction in intrastate toll revenues.

    Miscellaneous revenues decreased slightly in the three month period and increased $4.3 million or 10 percent and $4.9 million or 5 percent for the six and twelve month periods ended June 30, 1999, respectively. The acquisition of Standard accounted for $3.7 million of the increases in miscellaneous revenues in the six and twelve month periods of 1999. Increases in directory advertising and equipment rental revenues also contributed to the growth in miscellaneous revenues for the six and twelve month periods of 1999.

    As more fully discussed in Note 7 to the unaudited consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by ordering the rate reductions. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals (the "Appellate Court") reversed the Superior Court's decision. The Company appealed to the Georgia Supreme Court, and on October 5, 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to conduct the rate proceeding. The case was returned to the Superior Court for it to rule on the issues it had not previously decided. On April 6, 1999, the Superior Court found that with respect to the July 1996 order, the Georgia PSC did not provide ALLTEL with sufficient notice of the charges against the Company, did not provide ALLTEL a fair opportunity to present its case and respond to the charges, and failed to satisfy its burden of proving that ALLTEL's rates were unjust and unreasonable. Further, the Superior Court found that the July 1996 order was an unlawful attempt to retroactively reduce ALLTEL's rates and certain statutory revenue recoveries. For each of these independent reasons, the Superior Court vacated and reversed the July 1996 order and remanded the case with instructions to dismiss the case. The Georgia PSC appealed the Superior Court's April 1999 decision. The Company remains confident that it will ultimately prevail in this case, and as such, has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.

    Growth in operating income for all periods of 1999 primarily reflects the increases in wireline operating revenues and sales, partially offset by increases in network-related expenses, depreciation and amortization, data processing charges and other general and administrative expenses. The acquisition of Standard accounted for $10.0 million of the increase in operating income in the three month period of 1999 and accounted for $19.8 million of the increases in operating income in both the six and twelve month periods of 1999, respectively. Network-related expenses, data processing charges and other general and administrative expenses increased in all periods primarily due to the growth in wireline customers and network usage, while depreciation and amortization expense increased in all periods primarily due to growth in wireline plant in service.

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

    In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. In 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") vacated the FCC's pricing rules, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communications services. The Eighth Circuit Court also ruled that ILECs are not required by the 96 Act to recombine network elements purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court ("Supreme Court") to review two interconnection decisions of the Eighth Circuit Court. In January 1999, the Supreme Court ruled that the FCC had the jurisdiction to carry out certain local competition provisions of the 96 Act. These provisions include designing a pricing methodology for states to follow in determining rates to be charged by ILECs to competitors for interconnection services and network elements, adopting rules regarding states' review of pre-existing interconnection agreements between ILECs and other carriers and adopting rules relating to dialing parity and standards for granting exemptions to rural ILECs. As part of its ruling, the Supreme Court reinstated the FCC's "pick and choose" rule. The Supreme Court remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules are consistent with the 96 Act. Other issues were remanded to the FCC for further rulemaking.

    As a result of the Supreme Court's decision upholding the FCC's jurisdiction over interstate and intrastate toll dialing parity requirements, the FCC established a revised schedule for ILEC submission of intraLATA dialing parity plans. The Company's ILECs have submitted their plans or requested suspension by the states of those requirements. The FCC also began a further rulemaking on how, in light of the Supreme Court's decision, it should interpret the "necessary" and "impair" standards set forth in the 96 Act and which specific network elements it should require ILECs to unbundle as a result of its interpretation of those standards.

    In May 1997, the FCC issued regulations applicable to local exchange carriers ("LECs") relating to access charge reform and universal service. The access charge reform regulations are applicable mainly to price cap regulated local exchange companies. Aliant, which ALLTEL recently acquired, formerly was subject to price cap regulation; however, the FCC has granted ALLTEL a waiver to operate Aliant on a rate-of-return basis. ALLTEL expects to transition Aliant to rate-of-return regulation by July 2000. ALLTEL's other wireline subsidiaries are not price cap regulated companies, and, accordingly, the access charge regulations, with few exceptions, are not currently applicable to them. However, the FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return LECs in a manner similar to that earlier adopted for price cap LECs. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return LECs is expected to be addressed in a subsequent phase of the proceeding. Once the access charge rules for rate-of-return LECs are finalized, ALLTEL will assess the impact, if any, the new rules will have on its wireline operations.

    The FCC recently requested comment on proposed inputs to its universal service proxy model. The proxy model will be used to determine the forward-looking costs for non-rural companies with respect to their universal service funding. At the same time, the FCC also requested comment on whether it should change its procedures for distinguishing rural and non-rural companies for purposes of universal service funding. Based upon ALLTEL's review of the FCC's current regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's rural rate-of-return wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy may change from being based on actual costs to being based on a proxy model for ALLTEL's rural rate-of-return subsidiaries. Since the FCC has not yet determined the content of any such proxy model, the impact, if any, of this change in the universal service funding for ALLTEL's wireline subsidiaries cannot be determined at this time. ALLTEL continues to evaluate the impact of the FCC's universal service orders on its other telecommunications operations. Certain aspects of the original universal service decision were appealed to the U.S. Fifth Circuit Court of Appeals ("Fifth Circuit Court"). On July 30, 1999, the Fifth Circuit Court ruled on these appeals and affirmed most of the FCC's decision regarding implementation of the high cost support system. The Fifth Circuit Court, however, reversed both the FCC's requirement that ILECs recover their universal service contributions from access charges and the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. The Fifth Circuit Court also concluded that the FCC exceeded its jurisdiction by assessing carrier contributions to the schools and libraries program based on their combined interstate and intrastate revenues and by asserting its authority to do the same with respect to carrier contributions to the high cost fund.

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

    On March 31, 1999, the FCC released an order designed to facilitate the development of competition in the advanced services market. The FCC determined that ILECs must make available to requesting competitive local exchange carriers ("CLECs") the use of shared collocation arrangements. Competitiors must also be able to collocate all equipment used for interconnection and/or access to unbundled network elements even when that equipment includes a switching or enhanced services function. This decision has been appealed by certain ILECs to the U.S. Court of Appeals, Washington, D.C. Circuit. The FCC also issued a further rulemaking to determine whether the FCC should mandate line sharing nationally by ILECs in order that CLECs may provide data or advanced services over those lines.

    Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and its implementing regulations will have on its wireline operations.

Communications-Emerging Businesses Operations
---------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended            Six Months Ended          Twelve Months Ended
                                              June 30,                    June 30,                     June 30,
                                       ---------------------       ----------------------      ----------------------
(Dollars in thousands)                     1999         1998           1999          1998             1999       1998
---------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $ 44,286     $ 21,541       $ 83,335      $ 40,635      $142,647      $ 72,771
Operating loss                         $(11,611)    $(11,440)      $(23,740)     $(17,169)     $(51,447)     $(27,815)
---------------------------------------------------------------------------------------------------------------------

    Emerging businesses consist of the Company's long-distance, CLEC, Internet access, network management and Personal Communications Services ("PCS") operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. During 1998, ALLTEL began offering its CLEC and network management services to business customers in select markets. During 1999, ALLTEL expanded its CLEC product offering to include residential customers in certain areas. The Company plans to expand its CLEC operations into eight additional markets in North Carolina and Virginia later this year. ALLTEL has offered PCS in Jacksonville, Fla., since March 1998 and in the Birmingham and Mobile, Ala. service areas since February 1999.

    Emerging businesses' revenues and sales increased $22.7 million or 106 percent, $42.7 million or 105 percent and $69.9 million or 96 percent for the three, six and twelve month periods ended June 30, 1999. The increases in revenues and sales in all periods primarily reflect growth in the long-distance and CLEC operations, primarily driven by growth in ALLTEL's customer base for these services. Long-distance revenues increased $12.2 million, $23.2 million and $34.9 million, while CLEC revenues increased $3.8 million, $7.3 million and

$14.6 million in the three, six and twelve month periods ended June 30, 1999, respectively. Operating losses sustained by emerging businesses increased $0.2 million or 1 percent, $6.6 million or 38 percent and $23.6 million or 85 percent for the three, six and twelve month periods of 1999, respectively, primarily due to the start-up nature of these operations.

Information Services Operations
------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended           Six Months Ended            Twelve Months Ended
                                              June 30,                    June 30,                     June 30,
                                       ---------------------       ---------------------       -------------------------
(Dollars in thousands)                     1999         1998           1999         1998             1999           1998
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $313,850     $297,191       $619,248     $564,052       $1,216,964     $1,072,456
Operating income                       $ 43,286     $ 39,367       $ 83,738     $ 76,192       $  170,197     $  151,862
------------------------------------------------------------------------------------------------------------------------

    Information services' revenues and sales increased $16.7 million or 6 percent, $55.2 million or 10 percent and $144.5 million or 13 percent for the three, six and twelve month periods ended June 30, 1999, respectively. Operating income increased $3.9 million or 10 percent, $7.5 million or 10 percent and $18.3 million or 12 percent for the three, six and twelve month periods ended June 30, 1999, respectively.

    Revenues and sales increased in all periods of 1999, primarily due to growth in the financial services and telecommunications outsourcing operations, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. Financial services, including the residential lending and international operations, produced revenue increases of $6.1 million, $21.5 million and $88.7 million, while telecommunications revenues increased $13.8 million, $39.7 million and $62.8 million in the three, six and twelve month periods ended June 30, 1999, respectively. Revenues earned from new contracts accounted for approximately $6 million, $20 million and $39 million of the overall increases in revenues and sales in the three, six and twelve month periods of 1999, respectively. The growth in telecommunications revenues and sales in all periods primarily resulted from additional billings to affiliates reflecting the Company's recent acquisitions. The increases in revenues and sales in all periods were partially offset by a reduction in software licensing fees and by lost revenues resulting from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market. The domestic financial services industry continues to experience consolidation due to mergers.

    The increases in operating income in all periods primarily reflect the growth in revenues and sales noted above, partially offset by lower margins realized by the international financial services business and by lost operations due to contract terminations. The lower margins attributable to the international financial services operations primarily resulted from a $4.6 million cumulative margin adjustment recorded in the second quarter related to one outsourcing agreement accounted for under the percentage-of-completion method. Operating income for the twelve month period also reflects lower margins realized by the telecommunications operations, primarily resulting from increased depreciation and amortization expense and increased software maintenance and other operating costs. Depreciation and amortization expense increased in the twelve month period primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

Other Operations
----------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended            Six Months Ended            Twelve Months Ended
                                            June 30,                      June 30,                       June 30,
                                       ---------------------       -----------------------       ---------------------
(Dollars in thousands)                     1999         1998           1999           1998           1999         1998
----------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $143,997     $141,447       $261,061       $246,562       $615,849     $463,254
Operating income                       $  6,064     $  7,130       $ 10,314       $ 12,267       $ 23,973     $ 21,268
----------------------------------------------------------------------------------------------------------------------

    Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $2.6 million or 2 percent, $14.5 million or 6 percent and $152.6 million or 33 percent for the three, six and twelve month periods ended June 30, 1999, respectively. Operating income decreased $1.1 million or 15 percent, decreased $2.0 million or 16 percent and increased $2.7 million or 13 percent for the three, six and twelve month periods ended June 30, 1999, respectively.

    Revenues and sales increased in the three month period due to growth in directory publishing revenues reflecting an increase in the number of directories published. Compared to the corresponding periods of 1998, four, eight and fifteen additional directories were published in the three, six and twelve month periods ended June 30, 1999, respectively. As a result of these additional directories, publishing revenues increased $2.5 million, $4.0 million and $6.6 million in the three, six and twelve month periods of 1999, respectively. In addition to the growth in the directory publishing operations, revenues and sales for the six and twelve month periods of 1999 also reflect increased sales of telecommunications and data products to both affiliated and non-affiliated customers, including increased retail sales of these products at the Company's counter showrooms. Sales to affiliates increased $7.4 million and $131.8 million in the six and twelve month periods ended June 30, 1999. The increases in affiliate sales were primarily due to additional purchases made by the Company's wireless subsidiaries, reflecting the merger with 360 and the expansion of ALLTEL Supply's product lines to include wireless equipment.

    The decreases in other operations' operating income for the three and six month periods of 1999 primarily reflect lower gross profit margins realized by ALLTEL Supply on affiliated sales, as well as increased competition from other distributors and from direct sales by manufacturers. The increase in other operations' operating income for the twelve month period of 1999 primarily reflects the growth in revenues and sales noted above, partially offset by the lower gross profit margins realized by ALLTEL Supply on its revenues and sales, as previously discussed.

Corporate Expenses
--------------------------------------------------------------------------------------------------------------
                                        Three Months Ended        Six Months Ended        Twelve Months Ended
                                             June 30,                 June 30,                   June 30,
                                        ------------------       ------------------       --------------------
(Dollars in thousands)                     1999       1998          1999       1998           1999        1998
--------------------------------------------------------------------------------------------------------------
Corporate operating expenses             $9,851     $2,519       $15,588     $5,966       $ 32,474     $17,962
Merger and integration expenses               -          -             -          -        252,000           -
Provision to reduce carrying
    value of certain assets                   -          -             -          -         55,000           -
                                         ------     ------       -------     ------       --------     -------
    Total corporate expenses             $9,851     $2,519       $15,588     $5,966       $339,474     $17,962
--------------------------------------------------------------------------------------------------------------

    As indicated in the above table, corporate expenses for the twelve month period of 1999 include the $252 million of merger and integration expenses and the $55 million charge related to changes in GTE's customer care and billing contract, as previously discussed. Excluding the impact of the merger and integration expenses and asset write-downs, corporate expenses would have increased $7.3 million or 291 percent, $9.6 million or 161 percent and $14.5 million or 81 percent for the three, six and twelve month periods ended June 30, 1999. Net of the merger and integration expenses and asset write-downs, the increases in corporate expenses in all periods of 1999 reflect increases in employee benefit costs and depreciation and amortization expense.

OTHER FINANCIAL STATEMENT ITEMS

Interest Expense
----------------

    Interest expense decreased slightly in the three month period, and decreased $1.9 million or 1 percent and $4.8 million or 2 percent for the six and twelve month periods ended June 30, 1999, respectively. The decreases in interest expense in all periods reflect decreases in the weighted average borrowing rates applicable to ALLTEL's revolving credit agreement.

Income Taxes
------------

    Income tax expense decreased $18.3 million or 12 percent, $11.3 million or 4 percent and $8.8 million or 2 percent for the three, six and twelve month periods ended June 30, 1999, respectively. The decreases in income tax expense in each period primarily reflects the tax-related impact of the merger and integration expenses and the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of these items in each period, income tax expense would have increased $39.6 million or 42 percent, $73.4 million or 41 percent and $128.5 million or 37 percent in the three, six and twelve month periods ended June 30, 1999, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring and unusual items. In addition, the Company's effective tax rate has increased to 41.5 percent, primarily due to adjustments in deferred tax balances at certain subsidiaries and lower tax credits related to ALLTEL's international operations.

Average Common Shares Outstanding
---------------------------------

    The average number of common shares outstanding increased 3 percent in the three and six month periods and increased 1 percent in the twelve month period ended June 30, 1999, respectively. The increases in all periods primarily reflect the additional shares issued in January 1999 in connection with the Standard acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $7.4 billion at June 30, 1999, reflecting 50 percent common and preferred equity and 50 percent debt. This compares to a capital structure of $6.8 billion at December 31, 1998, reflecting 48 percent common and preferred equity and 52 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

Cash Flows from Operations
--------------------------

    Cash provided from operations continues to be the Company's primary source of liquidity. Cash provided from operations was $508.0 million and $1,217.4 million for the six and twelve month periods ended June 30, 1999, respectively, compared to $537.6 million and $1,325.0 million for the same periods in 1998. The decreases in both the six and twelve month periods reflect changes in working capital requirements, including the timing of payment of accounts payable, partially offset by growth in the earnings of the Company, excluding the effects of all non-recurring and unusual items.

Cash Flows from Investing Activities
------------------------------------

    Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures for the six and twelve month periods of 1999 were $365.3 million and $895.2 million, respectively, compared to $338.7 million and $829.8 million for the same periods in 1998. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to continue to modernize and upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $850 million for 1999, which are expected to be funded primarily from internally generated funds.

    Cash outlays for the acquisition of property for the six and twelve month periods of 1999 were $83.1 million and $117.6 million, respectively. These amounts are net of cash acquired of approximately $24.1 million received in the Standard acquisition and principally consist of cash outlays of $46.5 million for a wireless property in Colorado, $30.6 million for a wireless property in Illinois, and $20.0 million for a wireless property in Alabama. In addition to these acquisitions, cash outlays for the twelve months ended June 30, 1999, include $34.6 million related to the purchase of two wireless properties in Georgia. The six month period of 1998 includes cash outlays of $20.5 million for the purchase of additional ownership interests in wireless properties in which the Company owns a controlling interest. In addition, the twelve month period of 1998 also includes cash outlays of $48.6 million for additional investments in wireless properties in which the Company owns a minority interest.

    Cash flows from investing activities also include proceeds from the sale of investments and other assets. During the twelve month period ended June 30, 1999, ALLTEL received proceeds of $87.6 million from the sale of a portion of its investment in MCI WorldCom common stock. Proceeds from the sale of investments were $220.9 million for both the six and twelve month periods ended June 30, 1998, and principally consist of $200.7 million of proceeds received from additional sales of MCI WorldCom common stock. In addition, cash flows from investing activities for the twelve month period of 1998 includes proceeds of $50.3 million from the sale of assets, principally consisting of $48.7 million received from the sale of an investment in a software company completed in September 1997. The proceeds received in each period from these asset sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

Cash Flows from Financing Activities

    Dividend payments remain a significant use of capital resources for the Company. Common and preferred dividend payments for the six and twelve month periods ended June 30, 1999 were $172.5 million and $305.6 million, respectively, compared to $107.3 million and $210.4 million for the same periods in 1998. The increases in dividend payments in both periods primarily reflect the additional ALLTEL common shares issued and outstanding due to the mergers with 360 and Standard, as well as growth in the annual dividend rate on ALLTEL's common stock. Distributions to minority investors were $34.5 million and $88.2 million for the six and twelve months ended June 30, 1999, respectively, compared to $39.1 million and $67.1 million for the same periods in 1998. The increase in distributions for the twelve month period reflects the improved operating results of the wireless properties managed by the Company. Cash flows from financing activities for the twelve months ended June 30, 1998 include a cash outlay of $154.9 million for the repurchase by the Company of 4.6 million of its common shares completed prior to January 1, 1998.

    The Company has a $1 billion line of credit under a revolving credit agreement. Borrowings outstanding under this agreement at June 30, 1999 were $405.7 million, compared to $578.5 million that were outstanding at December 31, 1998. Borrowings outstanding under this agreement at June 30, 1998 were $588.9 million. The weighted average interest rate on borrowings outstanding under the revolving credit agreement at June 30, 1999, was 5.8 percent. In March 1999, ALLTEL filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $500 million in aggregate initial offering price of unsecured debt securities. In April 1999, ALLTEL issued $300 million of 6.8 percent debentures due May 1, 2029, under this shelf registration statement. The net proceeds of $298.2 million were used to reduce borrowings outstanding under the revolving credit agreement. The $300 million debentures, net of issuance costs, represents all of the long-term debt issued in the first six months of 1999, and substantially all of the long-term debt issued in the twelve month period ended June 30, 1999. The net decreases in revolving credit borrowings from both December 31, 1998 and June 30, 1998 represent the majority of long-term debt retired during the six and twelve months ended June 30, 1999, respectively. Scheduled long-term debt retirements, net of the revolving credit agreement activity, amounted to $48.9 million and $65.7 million for the six and twelve month periods of 1999, respectively, compared to $25.9 million and $24.6 million for the same periods of 1998.

Year 2000 Compliance
--------------------

    The Year 2000 issue affects the Company's internal computer systems and infrastructure, as well as certain software, systems and services that the Company provides to its customers. The Company began its Year 2000 efforts several years ago with the primary objective of achieving Year 2000 compliance of the Company's critical computer systems, infrastructure, and software, systems and services that the Company provides to its customers and for which the Company is responsible. As of the date of this filing, the Company has achieved compliance for these critical internal computer systems, infrastructure and software, systems and services, except with regard to the recent acquisitions discussed below.

     The Company's Year 2000 plan consists of eight phases: (i) Awareness;
(ii) Inventory; (iii) Third-Party Strategies; (iv) Risk Assessment;
(v) Planning; (vi) Remediation; (vii) Testing; and (viii) Implementation. Except with regard to the recent acquisitions discussed below, as of the date of this filing, the Company has completed all phases of the Year 2000 plan for the Company's critical internal computer systems and software, systems and services that the Company provides to its customers and for which the Company is responsible. Additionally, the Company has completed all phases of the Year 2000 plan for the Company's critical infrastructure, except for internal infrastructure acquired in recent acquisitions.

    During the first quarter of 1999, the Company acquired Standard and Durango Cellular Telephone Company ("Durango"). As previously discussed on July 2, 1999, the Company completed its acquisition of Aliant. The Company is in the process of applying the Year 2000 methodology described above to Standard's, Durango's and Aliant's critical internal computer systems and infrastructure, as well as critical software, systems and services provided to customers. As of the date of this filing, the Company has completed the Awareness, Inventory, Third-Party Strategies, Risk Assessment and Planning phases for Standard's and Durango's critical internal computer systems, infrastructure and software, systems and services provided to customers. The Company plans to complete the Remediation, Testing and Implementation phases for those critical internal computer systems, infrastructure and software, systems and services prior to August 31, 1999. Prior to its acquisition by ALLTEL, Aliant had completed the Awareness, Inventory, Third-Party Strategies, Risk Assessment and Planning phases and had commenced the Remediation, Testing and Implementation phases. For Aliant's critical internal computer systems, infrastructure and software, systems and services that are provided to customers and for which the Company is responsible, the Company plans to complete the Remediation phase by September 30, 1999 and the Testing and the Implementation phases by October 30, 1999. Aliant constitutes approximately 7 percent of the Company's wireless customers and approximately 12 percent of the Company's wireline access lines.


    As part of its Year 2000 plan, the Company implemented a third party management process and contacted its critical vendors and suppliers and other third parties upon which the Company depends regarding their plans for making their products, services and systems Year 2000 compliant. The Company's ability to achieve Year 2000 compliance and meet its target completion dates is dependent upon Year 2000 efforts of its vendors and suppliers. The Company is also dependent upon other third parties who provide essential services (such as utilities, interexchange carriers, etc.) to make their critical systems Year 2000 compliant in a timely manner. Generally, the Company does not have the ability to test those systems for Year 2000 compliance and, instead, must rely on the third parties' representations.

    Contingency planning to maintain and restore service in the event of a natural disaster, power failure, or software related interruption has long been part of the Company's standard business practices. The Company is working to leverage this experience in the development and implementation of its Year 2000 contingency plans that assess the potential for business disruption in various scenarios. Those contingency plans address possible, but unlikely, "worst case" scenarios involving the interruption of telecommunications and information technology services and/or interruption of customer billing, operating and other information systems, and provide for key-operation back-up and alternative solutions for recovery. The Company has developed contingency plans for its critical systems and plans to augment, modify and test those contingency plans throughout 1999, as appropriate.

    The Company estimates the total cost of its Year 2000 efforts to be approximately $80 million. As of June 30, 1999, ALLTEL has incurred approximately $67 million of the total amount. The Company has and will capitalize and subsequently amortize approximately one-half of the total Year 2000 cost, including costs relating to the remediation of the Company's software products. Some of the Company's Year 2000 costs are not incremental, but rather represent the redeployment of existing resources. As for the estimated costs associated with making the Company's customers' systems Year 2000 compliant in those situations where the Company is obligated to do so, the Company has treated those costs as contract costs and has not included them in the Company's Year 2000 costs. The Company continues to evaluate the estimated costs associated with its Year 2000 efforts based on actual experience. The Company believes, based on available information, that its Year 2000 costs will not have a material adverse effect on its results of operations.

    The above information is based on the Company's current best estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

Other Financial Information
---------------------------

    During the first six months of 1999, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.

    On June 22, 1999, ALLTEL announced a definitive merger agreement with Liberty Cellular, Inc. ("Liberty"), a privately held communications company that offers wireless, paging, long-distance and Internet services in Kansas. Under terms of the merger agreement, the outstanding stock of Liberty, which operates under the name Kansas Cellular and its affiliate KINI L.C., will be exchanged for 7 million shares of ALLTEL common stock. The Company expects to account for this transaction, which is valued at approximately $600 million, as a pooling of interests. The merger is subject to regulatory and other approvals. ALLTEL expects the merger to be completed by October 31, 1999.

Recently Issued Accounting Pronouncements
-----------------------------------------

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As issued, SFAS 133 would have been effective for fiscal years beginning after June 15, 1999. The FASB recently issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. As ALLTEL does not have significant derivative financial instruments, the Company does not expect the adoption of SFAS 133 to have a material impact on its reported earnings and/or other comprehensive income.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION



Item 4.         Submission of Matters to a Vote of Security Holders
------          ---------------------------------------------------

                The Company's 1999 Annual Meeting of Stockholders was held on April 22, 1999. At the meeting, the following item was submitted to a vote of stockholders:

                The election of five directors, constituting the class of the Company's Board of Directors, who will serve a three-year term expiring at the 2002 Annual Meeting of Stockholders:

                Nominee                    Votes For         Votes Withheld
                -------                   -----------        --------------
                John R. Belk              244,894,188           3,937,140
                Charles H. Goodman        244,921,190           3,910,138
                W.W. Johnson              244,862,955           3,968,373
                Frank E. Reed             244,924,818           3,906,510
                William H. Zimmer         244,876,767           3,954,561


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

        (a) See the exhibits specified on the Index of Exhibits located at Page 20.

        (b)     Reports on Form 8-K:

                Current Report on Form 8-K dated April 21, 1999, reporting under
                Item 5, Other Events, the Company's Press Release announcing its first quarter results from operations.

                Current Report on Form 8-K dated July 2, 1999, reporting under
                Item 2, Acquisition or Disposition of Assets, the Company's Press Release announcing that ALLTEL and Aliant Communications, Inc. ("Aliant") had completed their merger. Historical financial statements of Aliant are not required to be filed pursuant to Rule 3-05 of Regulation S-X. In addition, pro forma financial information is not required to be filed pursuant to Article 11 of Regulation S-X.

                No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ALLTEL CORPORATION
                   ---------------------------------------------
                                  (Registrant)



                             /s/ Jeffery R. Gardner
                   ---------------------------------------------
                               Jeffery R. Gardner
                   Senior Vice President - Finance and Treasurer
                         (Principal Accounting Officer)
                                 August 12, 1999

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                            Sequential
Exhibit No.                  Description                              Page No.
-----------                  -----------                             ----------

(10)(l)(8)        Amendment No. 11 to ALLTEL Corporation                  32
                  Profit-Sharing Plan (January 1, 1994 Restatement)

    (19)          Interim Report to Stockholders and                    21 - 31
                  Notes to Unaudited Consolidated Financial
                  Statements for the periods ended June 30, 1999
                  and 1998

    (27)          Financial Data Schedule                                 34
                  for the six months ended June 30, 1999