Form 10-Q
period 1999-09-30
ALLTEL CORP
filed 1999-11-12
CIK 65873

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999
                                                 ------------------
                                    OR
       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

    Number of common shares outstanding as of September 30, 1999:

                                          313,929,652
                                          -----------

    The Exhibit Index is located at sequential page 21.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------

           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for the periods ended September 30, 1999 and 1998, a copy of which is attached hereto, are incorporated herein by reference:


           Consolidated Statements of Income - for the three, nine and twelve months ended September 30, 1999 and 1998.

           Consolidated Balance Sheets - September 30, 1999 and 1998 and
               December 31, 1998.

           Consolidated Statements of Cash Flows - for the nine and twelve months ended September 30, 1999 and 1998.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 1999 and 1998, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

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

COMPLETION OF MERGERS

    On September 30, 1999, the Company completed mergers with Liberty Cellular, Inc. and its affiliate KINI L.C. ("Liberty") under definitive merger agreements entered into on June 22, 1999. Under terms of the merger agreements, the outstanding stock of Liberty, which operates under the name Kansas Cellular, was exchanged for approximately 7.0 million shares of ALLTEL's common stock. On
July 2, 1999, the Company completed its merger with Aliant Communications, Inc. ("Aliant") under a definitive merger agreement entered into on December 18, 1998. Under terms of the merger agreement, Aliant became a wholly-owned subsidiary of ALLTEL, and each outstanding share of Aliant common stock was converted into the right to receive .67 shares of ALLTEL common stock, 23.9 million common shares in the aggregate. Each of these mergers qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, all prior period financial information included in this Form 10-Q has been restated to include the accounts and results of operations of Aliant and Liberty. The financial statements presented include certain eliminations and reclassifications to conform the accounting and financial reporting policies of ALLTEL, Aliant and Liberty.

    In January 1999, the Company completed a merger with Standard Group, Inc. ("Standard"). In September 1999, the Company also completed mergers with Advanced Information Resources, Limited ("AIR") and Southern Data Systems ("Southern Data"). In connection with these mergers, approximately 6.5 million shares of ALLTEL common shares were issued. All three mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. Prior period financial information has not been restated, however, since the operations of the three acquired companies are not significant to ALLTEL's consolidated financial statements on either a separate or aggregate basis. The accompanying consolidated financial statements include the accounts and results of operations of Standard, AIR and Southern Data from the applicable date of acquisition. See Note 2 to the unaudited consolidated financial statements included in Exhibit 19 to this Form 10-Q for additional information regarding the merger transactions.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                      Three Months Ended             Nine Months Ended            Twelve Months Ended
(Dollars in thousands,                    Sept. 30,                      Sept. 30,                      Sept. 30,
                                  --------------------------     -------------------------      ------------------------
   except per share amounts)            1999            1998           1999           1998            1999          1998
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                $1,628,395      $1,446,379     $4,705,508     $4,139,767      $6,192,536    $5,416,801
Operating income                  $  338,507      $   51,495     $1,134,678     $  690,324      $1,470,281    $  991,193
Net income (loss)                 $  150,349      $   (7,405)    $  550,162     $  429,045      $  724,244    $  577,346
Earnings (loss) per share:
    Basic                               $.48           $(.03)         $1.76          $1.40           $2.33         $1.89
    Diluted                             $.47           $(.02)         $1.74          $1.39           $2.30         $1.87
------------------------------------------------------------------------------------------------------------------------

    Reported operating income, net income and earnings per share for all periods of 1999 include the effects of merger and integration expenses and other charges recorded in the third quarter. Reported operating income, net income (loss) and earnings (loss) per share for all periods of 1998 also include the effects of merger and integration expenses, asset write-downs and gains realized from the sale of certain investments. Adjusted to exclude the effects of the non-recurring and unusual items in each period, operating income would have increased $70.5 million or 20 percent, $227.9 million or 23 percent and $262.6 million or 20 percent and net income would have increased $38.4 million or 22 percent, $130.2 million or 27 percent and $156.0 million or 25 percent in the three, nine and twelve month periods ended September 30, 1999, respectively. In addition, when excluding the effects of the non-recurring and unusual items, basic earnings per share would have increased 19 percent, 24 percent and 23 percent and diluted earnings per share would have increased 17 percent, 24 percent and 22 percent in the three, nine and twelve month periods ended September 30, 1999, respectively.

    Operating income, net income (loss) and earnings (loss) per share, adjusted for the non-extraordinary, non-recurring and unusual items, are summarized in the following table:

------------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended          Nine Months Ended         Twelve Months Ended
(Dollars in thousands,                          Sept. 30,                   Sept. 30,                   Sept. 30,
                                          ---------------------     ------------------------    ------------------------
except per share amounts)                      1999       1998            1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------------------
Operating income, as reported             $338,507    $ 51,495      $1,134,678     $ 690,324    $1,470,281    $  991,193
Non-recurring and unusual items:
    Merger and integration expenses
       and other charges                    90,520     252,000          90,520       252,000        90,520       252,000
    Provision to reduce carrying
       value of certain assets                   -      55,000               -        55,000             -        55,000
                                          --------    --------      ----------     ---------    ----------    ----------
Operating income, as adjusted             $429,027    $358,495      $1,225,198     $ 997,324    $1,560,801    $1,298,193
------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported            $150,349    $ (7,405)     $  550,162     $ 429,045    $  724,244    $  577,346
Non-recurring and unusual items,
    net of tax:
    Merger and integration expenses
       and other charges                    66,044     200,995          66,044       200,995        66,044       200,995
    Provision to reduce carrying
       value of certain assets                   -      33,605               -        33,605             -        33,605
    Gain on disposal of assets
       and other                                 -     (49,233)              -      (177,673)            -      (177,673)
                                          --------    --------      ----------     ---------    ----------    ----------
Net income, as adjusted                   $216,393    $177,962      $  616,206     $ 485,972    $  790,288    $  634,273
------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share,
    as reported                               $.48       $(.03)          $1.76         $1.40         $2.33         $1.89
Non-recurring and unusual items,
    net of tax:
    Merger and integration expenses
       and other charges                       .21         .66             .21           .66           .21           .65
    Provision to reduce carrying
       value of certain assets                   -         .11               -           .11             -           .11
    Gain on disposal of assets
       and other                                 -        (.16)              -          (.58)            -          (.58)
                                              ----       -----            ----         -----         -----         -----
Basic earnings per share, as adjusted         $.69       $ .58           $1.97         $1.59         $2.54         $2.07
------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share,
    as reported                               $.47       $(.02)          $1.74         $1.39         $2.30         $1.87
Non-recurring and unusual items,
    net of tax:
    Merger and integration expenses
       and other charges                       .21         .65             .21           .65           .21           .65
    Provision to reduce carrying
       value of certain assets                   -         .11               -           .11             -           .11
    Gain on disposal of assets
       and other                                 -        (.16)              -          (.58)            -          (.57)
                                              ----       -----            ----         -----         -----         -----
Diluted earnings per share, as adjusted       $.68       $ .58           $1.95         $1.57         $2.51         $2.06
------------------------------------------------------------------------------------------------------------------------

The operating income, net income and earnings per share impact of the non-recurring and unusual items has been presented as supplemental information only. The non-recurring and unusual items reflected in the above table are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Merger and Integration Expenses and Other Charges
-------------------------------------------------

    During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, AIR and Southern Data and with certain loss contingencies and other restructuring activities. The merger and integration expenses total $73.4 million and consist of professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs include $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that have no future alternative use or functionality. The other integration costs also include branding and signage costs of $4.1 million and other expenses of $2.2 million incurred in the third quarter. The lease termination costs consist of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360
 Communications Company ("360") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees include $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, ALLTEL will convert both the Aliant and Liberty operations to its own internal billing system by June 2000. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with
Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in the third quarter of 1998, as discussed below. In September, the Company paid $5.0 million of the termination fee with the remaining payments due in installments through 2001. In addition to the termination fee, the Company will continue to pay Convergys for processing customer accounts until all customers are switched to ALLTEL's billing system, which is expected to be completed in 2001. Payments for the continuing processing services will be expensed as incurred.

    In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $17.1 million consisting of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represent the minimum estimated contractual commitments over the next one to four years for leased facilities that the Company has abandoned.

    During the third quarter of 1998, the Company recorded transaction costs and one-time charges totaling $252.0 million on a pretax basis related to the closing of its merger with 360. The merger and integration expenses included professional and financial advisors' fees of $31.5 million, severance and employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs included several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments included a $60.0 million write-down in the carrying value of certain in-process software development assets, $50.0 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18.0 million write-down in the carrying value of certain assets resulting from a revised Personal Communications Services ("PCS") deployment plan, and other integration costs of $23.1 million. The estimated cost of contract termination related to a long-term contract with Convergys for billing services to be provided to the 360 operations. The $50.0 million of costs recorded represented the present value of the estimated profit to the vendor over the remaining term of the contract and was the Company's best estimate of the cost of terminating the contract prior to the expiration of its term. As previously noted, the Company and Convergys agreed upon a termination fee of $55.0 million. The $18.0 million write-down in the carrying value of certain PCS-related assets included approximately $15.0 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, ALLTEL elected not to continue to complete construction of its PCS network in these three markets. The remaining $3.0 million of the PCS-related write-down represented cell site lease termination fees.

    At September 30, 1999, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $116.2 million consisting of the Convergys contract termination fees of $50.0 million, severance and employee-related expenses of $32.8 million, lease cancellation and termination costs of $17.4 million, other contract termination fees of $5.2 million, professional fees of $5.1 million and other integration costs of $5.7 million. Of the remaining termination fee payable to Convergys, $20.0 million will be paid by December 31, 1999, $25.0 million in 2000 and $5.0 million in 2001. Cash outlays for the remaining employee-related expenses are expected to be completed by September 2000. The lease cancellation fee of $7.3 million is payable to the lessor by December 31, 1999. The Company expects to complete payment of the remaining fees and other integration and restructuring costs by September 2000. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. As a result of its integration and restructuring efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of approximately $86 million in 1999 and $128 million in 2000. Of the total synergies expected to be realized each year, ALLTEL estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. (See Note 3 to the interim unaudited consolidated financial statements for additional information regarding the merger and integration expenses and other charges).

Provision to Reduce Carrying Value of Certain Assets

    During the third quarter of 1998, the Company recorded a $55.0 million non-recurring operating expense related to its contract with GTE Corporation ("GTE"). This expense represents a reduction in the cumulative gross margin earned under the GTE contract. Due to its pending merger with Bell Atlantic Corporation, GTE re-evaluated its billing and customer care requirements and modified its billing conversion plans and is purchasing certain processing services from ALLTEL for an interim period.

Gain on Disposal of Assets

    During the third quarter of 1998, the Company recorded a pretax gain of $80.9 million from the sale of a portion of its investment in MCI WorldCom, Inc. ("MCI WorldCom") common stock. In addition to including the third quarter gain, the nine and twelve month periods of 1998 also include additional pretax gains of $215.3 million consisting of a pretax gain of $184.8 million primarily from the sale of a portion of ALLTEL's investment in MCI WorldCom common stock and a pretax gain of $30.5 million from the sale of its ownership interest in a cellular partnership serving the Omaha, Nebraska market. The gains from these transactions were partially offset by termination fees of $3.5 million associated with the early retirement of long-term debt of a subsidiary.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

Communications-Wireless Operations
----------------------------------------------------------------------------------------------------------------

                                Three Months Ended           Nine Months Ended             Twelve Months Ended
                                     Sept. 30,                    Sept. 30,                       Sept. 30,
(Dollars in thousands)             1999         1998           1999           1998            1999          1998
----------------------------------------------------------------------------------------------------------------
Revenues and sales             $720,619     $609,549     $2,054,369     $1,723,541      $2,670,584    $2,242,435
Operating income               $247,042     $198,580     $  687,573     $  508,575      $  853,604    $  638,462
----------------------------------------------------------------------------------------------------------------

    Wireless revenues and sales increased $111.1 million or 18 percent, $330.8 million or 19 percent and $428.1 million or 19 percent for the three, nine and twelve month periods ended September 30, 1999, respectively. Operating income increased $48.5 million or 24 percent, $179.0 million or 35 percent and $215.1 million or 34 percent for the three, nine and twelve month periods of 1999, respectively.

    During the past twelve month period, customer growth remained strong as the number of wireless customers grew to 4,857,847 from 4,288,077, an increase of 569,770 customers or 13 percent. During the first nine months of 1999, ALLTEL purchased wireless properties in Alabama and Colorado and acquired a majority ownership interest in a wireless property in Illinois. In addition, the Company also increased its ownership interest in the Richmond, Va. market to 100 percent through the exchange of its minority interest investment in the Orlando, Fl. market. These transactions accounted for approximately 140,000 of the overall increase in wireless customers that occurred during the past twelve month period. Including the effect of acquisitions, ALLTEL placed more than 1,359,000 gross units in service during the first nine months of 1999, compared to approximately 1,200,000 gross units for the same period of 1998. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 12.4 percent as of September 30, 1999. Customer churn (average monthly rate of customer disconnects) increased slightly in all periods of 1999 and was 2.22 percent, 2.14 percent and
2.21 percent for the three, nine and twelve months ended September 30, 1999, respectively, compared to 1.97 percent, 1.94 percent and 2.01 percent for the same periods in 1998.

    Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers. Increases in local airtime, roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. The acquisitions of wireless properties in Alabama and Colorado and the additional ownership interests acquired in Richmond, Va. and Illinois accounted for approximately $22.7 million of the increase in revenues and sales in the three month period and $58.6 million of the increases in revenues and sales in the nine and twelve month periods of 1999, respectively. The increased usage of the Company's network facilities boosted the average revenue per customer per month for the third quarter of 1999 to $50.23 compared to $48.22 for the third quarter of 1998. Average revenue per customer per month were $48.84 and $48.47 for the nine and twelve months ended September 30, 1999, respectively, compared to $47.27 and $47.12 for the same two periods of 1998. Average revenue per customer per month continues to be affected by industry-wide trends of decreased roaming rates and continued penetration into lower-usage market segments. The Company expects these trends to continue. In addition, the growth rate of new customers is expected to decline as the Company's wireless customer base grows. Accordingly, future revenue growth will be dependent upon ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.

    The growth in operating income for all periods of 1999 primarily reflects the increases in revenues and sales noted above. Reductions in customer service-related expenses also contributed to operating income growth in all periods, while reduced losses realized on the sale of wireless equipment also contributed to the growth in operating income in the nine and twelve month periods of 1999. Partially offsetting these increases in operating income in all periods were increases in selling and marketing costs, including advertising and sales commissions, consistent with the overall growth in revenues and sales. Sales and marketing expenses also increased due to expanded competition in ALLTEL's service areas from other wireless service providers. Increased depreciation and amortization expense consistent with the growth in wireless plant in service, and increased data processing charges and other network-related expenses consistent with the growth in customers and network traffic also affected operating income growth in all periods. The reduction in customer service-related expenses reflect cost savings realized as a result of the merger with 360 and the elimination of certain duplicative salaries and other employee benefit costs.

    The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. Cost to acquire a new wireless customer was $306, $316 and $299 for the three, nine and twelve month periods ended September 30, 1999, respectively, compared to $282, $297 and $289 for the same periods of 1998. The increases in the cost to acquire a new customer in all periods of 1999 reflect increased advertising, commissions and other selling and marketing costs noted above. Increased equipment costs consistent with the migration of customers to higher-priced digital phones also contributed to the increase in cost to acquire a new customer in the three month period of 1999.

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

Communications-Wireline Operations
------------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended              Nine Months Ended            Twelve Months Ended
                                            Sept. 30,                    Sept. 30,                      Sept. 30,
(Dollars in thousands)                     1999         1998           1999           1998            1999          1998
------------------------------------------------------------------------------------------------------------------------
Local service                          $195,000     $173,009     $  571,857     $  505,749      $  747,149    $  668,789
Network access and
    long-distance                       198,058      174,836        580,992        522,460         757,122       698,826
Miscellaneous                            33,601       30,865         97,946         88,117         129,405       116,676
                                       --------     --------     ----------     ----------      ----------    ----------
    Total revenues and sales           $426,659     $378,710     $1,250,795     $1,116,326      $1,633,676    $1,484,291
Operating income                       $156,714     $130,052     $  452,429     $  391,340      $  591,662    $  527,036
------------------------------------------------------------------------------------------------------------------------

    Wireline revenues and sales increased $47.9 million or 13 percent, $134.5 million or 12 percent and $149.4 million or 10 percent for the three, nine and twelve months ended September 30, 1999, respectively. Wireline operating income increased $26.7 million or 21 percent, $61.1 million or 16 percent and $64.6 million or 12 percent for the three, nine and twelve month periods of 1999, respectively.

    Local service revenues increased $22.0 million or 13 percent, $66.1 million or 13 percent and $78.4 million or 12 percent in the three, nine and twelve month periods ended September 30, 1999, respectively. Customer access lines, excluding access lines acquired from Standard, increased 6 percent during the past twelve month period, including the sales of residential and second access lines. The acquisition of Standard accounted for $8.5 million of the increase in local service revenues in the three month period of 1999 and accounted for $25.1 million of the increases in local service revenues in both the nine and twelve month periods of 1999, respectively. Revenues from custom calling and other enhanced services increased $4.9 million, $13.3 million and $16.3 million in the three, nine and twelve month periods ended September 30, 1999, respectively, also contributing to the overall growth in local service revenues in all periods.

    Network access and long-distance revenues increased $23.2 million or 13 percent, $58.5 million or 11 percent and $58.3 million or 8 percent in the three, nine and twelve month periods ended September 30, 1999, respectively. The acquisition of Standard accounted for $16.4 million of the increase in network access and long-distance revenues in the three month period of 1999 and accounted for $41.6 million of the increases in network access and long-distance revenues in both the nine and twelve month periods of 1999, respectively. Higher volumes of access usage and growth in customer access lines also contributed to the increases in network access and long-distance revenues in all periods of 1999. The increases in network access and long-distance revenues attributable to the Standard acquisition, growth in customer access lines and increased access usage were partially offset by a reduction in intrastate toll revenues.

    Miscellaneous revenues increased $2.7 million or 9 percent, $9.8 million or 11 percent and $12.7 million or 11 percent for the three, nine and twelve month periods ended September 30, 1999, respectively. The acquisition of Standard accounted for $2.0 million of the increase in miscellaneous revenues in the three month period of 1999 and accounted for $6.0 million of the increases in miscellaneous revenues in the nine and twelve month periods of 1999. Increases in directory advertising and equipment sales revenues also contributed to the growth in miscellaneous revenues for all periods of 1999.

    As more fully discussed in Note 7 to the unaudited consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia, (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by ordering the rate reductions. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and, in July 1997, the Georgia Court of Appeals (the "Appellate Court") reversed the Superior Court's decision. The Company appealed to the Georgia Supreme Court, and on October 5, 1998, the Georgia Supreme Court, in a 4-3 decision, upheld the Appellate Court's ruling that the Georgia PSC had the authority to conduct the rate proceeding. The case was returned to the Superior Court for it to rule on the issues it had not previously decided. On April 6, 1999, the Superior Court found that, with respect to the July 1996 order, the Georgia PSC did not provide ALLTEL with sufficient notice of the charges against the Company, did not provide ALLTEL a fair opportunity to present its case and respond to the charges, and failed to satisfy its burden of proving that ALLTEL's rates were unjust and unreasonable. Further, the Superior Court found that the July 1996 order was an unlawful attempt to retroactively reduce ALLTEL's rates and certain statutory revenue recoveries. For each of these independent reasons, the Superior Court vacated and reversed the July 1996 order and remanded the case with instructions to dismiss the case. The Georgia PSC appealed the Superior Court's April 1999 decision. The Company remains confident that it will ultimately prevail in this case, and as such, has not implemented any revenue reductions or established any reserves for refund related to this matter at this time.

    Growth in operating income for all periods of 1999 primarily reflects the increases in wireline operating revenues and sales, partially offset by increases in network-related expenses, depreciation and amortization, data processing charges and other general and administrative expenses. The acquisition of Standard accounted for $13.1 million of the increase in operating income in the three month period of 1999 and accounted for $30.9 million of the increases in operating income in both the nine and twelve month periods of 1999, respectively. Network-related expenses, data processing charges and other general and administrative expenses increased in all periods primarily due to the growth in wireline customers and network usage, while depreciation and amortization expense increased in all periods primarily due to growth in wireline plant in service.

Regulatory Matters-Wireline Operations
--------------------------------------

    ALLTEL's wireline subsidiaries, except for the former Aliant operations, follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

    In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of incumbent local exchange carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was challenged in federal court by various ILECs and state regulatory commissions. In 1997, the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") vacated the

FCC's pricing rules, finding, among other matters, that the FCC had exceeded its jurisdiction in establishing pricing rules for intrastate communications services. The Eighth Circuit Court also ruled that ILECs are not required by the 96 Act to recombine network elements purchased by requesting carriers on an unbundled basis. The FCC asked the U.S. Supreme Court ("Supreme Court") to review two interconnection decisions of the Eighth Circuit Court. In January 1999, the Supreme Court ruled that the FCC had the jurisdiction to carry out certain local competition provisions of the 96 Act. These provisions include designing a pricing methodology for states to follow in determining rates to be charged by ILECs to competitors for interconnection services and network elements, adopting rules regarding states' review of pre-existing interconnection agreements between ILECs and other carriers and adopting rules relating to dialing parity and standards for granting exemptions to rural ILECs. As part of its ruling, the Supreme Court reinstated the FCC's "pick and choose" rule. The Supreme Court remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules are consistent with the 96 Act. Other issues were remanded to the FCC.

    In response to the Supreme Court's decision, the FCC recently completed a rulemaking outlining how it will interpret the "necessary" and "impair" standards set forth in the 96 Act and which specific network elements it will require ILECs to unbundle as a result of its interpretation of those standards. The FCC reaffirmed that ILECs must provide unbundled access to six of the original seven network elements that it required to be unbundled. The six network elements consist of loops, including loops used to provide high-capacity and advanced telecommunications services, network interface devices, local circuit switching, dedicated and shared transport, signaling and call-related databases, and operations support systems. Access to ILEC operator and directory assistance services was the one network element that the FCC omitted. The FCC also imposed on ILECs the obligation to unbundle other network elements including access to sub-loops or portions of sub-loops, fiber optic loops and transport. At this time, the FCC declined to impose any obligations on ILECs to provide unbundled access to packet switching or to digital subscriber line access multiplexers. Finally the FCC began a rulemaking regarding the ability of carriers to use certain unbundled network elements as a substitute for the ILEC's special access services.

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

    On October 21, 1999, the FCC adopted two orders involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forwarding-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, seven states (Alabama, Kentucky, Maine, Mississippi, Vermont, West Virginia, and Wyoming) will receive high-cost support of approximately $255 million. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC also adopted a "hold-harmless" measure, which is intended to prevent potential rate shocks and disruptions in state rate designs when the new high cost mechanism takes effect on January 1, 2000. The FCC reiterated that the high cost support mechanism for rural carriers is not scheduled to be revised until January 1, 2001, at the earliest. The FCC also clarified its interpretation of the definition of a "rural telephone company" under the Act to refer to the legal entity that provides local exchange services.

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

    Certain aspects of the original universal service decision were appealed to the U.S. Fifth Circuit Court of Appeals ("Fifth Circuit Court"). In July 1999, the Fifth Circuit Court ruled on these appeals and affirmed most of the FCC's decision regarding implementation of the high cost support system. The Fifth Circuit Court, however, reversed both the FCC's requirement that ILECs recover their universal service contributions from access charges and the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. The Fifth Circuit Court also concluded that the FCC exceeded its jurisdiction by assessing carrier contributions to the schools and libraries program based on their combined interstate and intrastate revenues and by asserting its authority to do the same with respect to carrier contributions to the high cost fund. The Fifth Circuit Court subsequently denied petitions for rehearing but granted the FCC a stay until November 1, 1999. The FCC has now adopted rules to comply with the court's decision. The amended rules provide for a single contribution base for purposes of funding all of the universal support mechanisms. Affected carriers' intrastate revenues are eliminated from the contribution base. The FCC also ruled that ILECs may recover their contributions through either access charges or through end user charges.

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

    In March 1999, the FCC released an order designed to facilitate the development of competition in the advanced services market. The FCC determined that ILECs must make available to requesting competitive local exchange carriers ("CLECs") the use of shared collocation arrangements. Competitiors must also be able to collocate all equipment used for interconnection and/or access to unbundled network elements even when that equipment includes a switching or enhanced services function. This decision has been appealed by certain ILECs to the U.S. Court of Appeals, Washington, D.C. Circuit. The FCC also issued a further rulemaking to determine whether the FCC should mandate line sharing nationally by ILECs in order that CLECs may provide data or advanced services over those lines.

    Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and its implementing regulations will have on its wireline operations; however, the Company still believes that it will be able to recover its costs and earn a fair rate-of-return as provided for through the regulatory process.

Communications-Emerging Businesses Operations
------------------------------------------------------------------------------------------------------------
                             Three Months Ended           Nine Months Ended          Twelve Months Ended
                                   Sept. 30,                    Sept. 30,                    Sept. 30,
(Dollars in thousands)         1999         1998           1999          1998            1999        1998
-----------------------------------------------------------------------------------------------------------
Revenues and sales         $ 71,343    $  46,247       $196,541      $117,307        $246,552    $149,143
Operating loss             $(14,588)   $(10,764)       $(33,127)     $(25,711)       $(45,393)   $(28,593)
-----------------------------------------------------------------------------------------------------------

    Emerging businesses consist of ALLTEL's long-distance, CLEC, Internet access, network management and PCS operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. In 1998, ALLTEL began offering CLEC and network management services to business customers in select markets. In 1999, ALLTEL expanded its CLEC product offering to include residential customers in certain areas, including Little Rock, Ark. and Charlotte, N.C. The Company plans to expand its CLEC operations into additional markets in North Carolina and Virginia later this year. PCS has been offered in Jacksonville, Fla., since March 1998 and in the Birmingham and Mobile, Ala. markets since February 1999.

    Emerging businesses' revenues and sales increased $25.1 million or 54 percent, $79.2 million or 68 percent and $97.4 million or 65 percent for the three, nine and twelve month periods ended September 30, 1999. The increases in revenues and sales in all periods primarily reflect growth in the long-distance, Internet and CLEC operations, primarily driven by growth in ALLTEL's customer base for these services. Long-distance revenues increased $11.8 million, $37.2 million and $42.5 million, Internet revenues increased $4.3 million, $12.2 million and $15.2 million while CLEC revenues increased $3.2 million, $13.2 million and $18.5 million in the three, nine and twelve month periods ended September 30, 1999, respectively. Operating losses sustained by emerging businesses increased $3.8 million or 36 percent, $7.4 million or 29 percent and $16.8 million or 59 percent for the three, nine and twelve month periods of 1999, respectively, primarily due to the PCS operations reflecting the start-up nature of this business.

Information Services Operations
-----------------------------------------------------------------------------------------------------------------
                                 Three Months Ended            Nine Months Ended            Twelve Months Ended
                                       Sept. 30,                   Sept. 30,                      Sept. 30,
(Dollars in thousands)              1999         1998           1999           1998            1999          1998
-----------------------------------------------------------------------------------------------------------------
Revenues and sales              $312,855     $292,169       $932,103       $856,221      $1,237,650    $1,120,369
Operating income                $ 44,479     $ 40,417       $128,217       $116,609      $  174,259    $  157,335
-----------------------------------------------------------------------------------------------------------------

    Information services' revenues and sales increased $20.7 million or 7 percent, $75.9 million or 9 percent and $117.3 million or 10 percent for the three, nine and twelve month periods ended September 30, 1999, respectively. Operating income increased $4.1 million or 10 percent, $11.6 million or 10 percent and $16.9 million or 11 percent for the three, nine and twelve month periods ended September 30, 1999, respectively.

    Revenues and sales increased in all periods of 1999, primarily due to growth in the financial services and telecommunications outsourcing operations, reflecting volume growth in existing data processing contracts and the addition of new outsourcing agreements. Financial services, including the residential lending and international operations, produced revenue increases of $6.0 million, $27.5 million and $61.2 million, while telecommunications revenues increased $21.0 million, $60.8 million and $69.3 million in the three, nine and twelve month periods ended September 30, 1999, respectively. Revenues earned from new contracts accounted for approximately $5 million, $21 million and $42 million of the overall increases in revenues and sales in the three, nine and twelve month periods of 1999, respectively. The growth in telecommunications revenues and sales in all periods primarily resulted from additional billings to affiliates reflecting the Company's recent acquisitions. The increases in revenues and sales in all periods were partially offset by lost revenues resulting from contract terminations due primarily to the merger and consolidation activity in the domestic financial services market. The domestic financial services industry continues to experience consolidation due to mergers.

    The increases in operating income in all periods primarily reflect the growth in revenues and sales noted above, partially offset by lower margins realized by the international financial services business and by the loss of higher margin operations due to contract terminations. Operating income for the nine and twelve month periods of 1999 also reflects an unfavorable cumulative margin adjustment of $4.6 million recorded in the second quarter related to one outsourcing agreement accounted for under the percentage-of-completion method. Operating income for all periods of 1999 also reflects increased depreciation and amortization expense and additional software development costs and other operating costs. Depreciation and amortization expense increased in all periods primarily due to the acquisition of additional data processing equipment and due to an increase in amortization of internally developed software.

Other Operations
------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended            Nine Months Ended           Twelve Months Ended
                                               Sept. 30,                    Sept. 30,                     Sept. 30,
(Dollars in thousands)                     1999         1998           1999           1998            1999          1998
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $153,823     $178,593       $414,884       $425,155        $591,079      $532,330
Operating income                       $  5,986     $  6,975       $ 16,300       $ 19,242        $ 22,984      $ 22,994
------------------------------------------------------------------------------------------------------------------------

    Other operations consist of the product distribution and directory publishing operations. Revenues and sales decreased $24.8 million or 14 percent, decreased $10.3 million or 2 percent and increased $58.7 million or 11 percent for the three, nine and twelve month periods ended September 30, 1999, respectively. Operating income decreased $1.0 million or 14 percent and $2.9 million or 15 percent for the three and nine month periods and decreased slightly in the twelve month period ended September 30, 1999, respectively.

    The decreases in revenues and sales in both the three and nine month periods were primarily due to a reduction in sales of telecommunications and data products to affiliates. Sales to affiliates decreased $36.4 million and $28.9 million in the three and nine month periods of 1999, respectively. Partially offsetting the reduction in affiliate sales was growth in directory publishing revenues reflecting an increase in the number of directory contracts published. Compared to the corresponding periods of 1998, 13, 20 and 23 additional directory contracts were published in the three, nine and twelve month periods ended September 30, 1999, respectively. As a result of these additional contracts, publishing revenues increased $4.7 million, $8.7 million and $9.8 million in the three, nine and twelve month periods of 1999, respectively. In addition to the growth in the directory publishing operations, revenues and sales for the twelve month period of 1999 also reflect increased sales of telecommunications and data products to affiliated and non-affiliated customers. In the twelve month period ended September 30, 1999, sales of telecommunications and data products to affiliates and non-affiliates increased $34.9 million and $13.4 million, respectively. The increase in affiliate sales was primarily due to additional purchases made by the Company's wireless subsidiaries, reflecting the merger with 360 and the expansion of ALLTEL Supply's product lines to include wireless equipment.

    The decreases in other operations' operating income for the three and nine month periods of 1999 primarily reflect the decreases in revenues and sales noted above, as well as lower gross profit margins realized by ALLTEL Supply on affiliated sales.

Corporate Expenses
-------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended             Nine Months Ended           Twelve Months Ended
                                                Sept. 30,                     Sept. 30,                     Sept. 30,
(Dollars in thousands)                      1999          1998           1999           1998            1999         1998
-------------------------------------------------------------------------------------------------------------------------
Corporate operating expenses           $  10,606      $  6,765       $ 26,194       $ 12,731        $ 36,315     $ 19,041
Merger and integration expenses
    and other charges                     90,520       252,000         90,520        252,000          90,520      252,000
Provision to reduce carrying
    value of certain assets                    -        55,000              -         55,000               -       55,000
                                        --------      --------       --------       --------        --------     --------
    Total corporate expenses            $101,126      $313,765       $116,714       $319,731        $126,835     $326,041
-------------------------------------------------------------------------------------------------------------------------

    As indicated in the above table, corporate expenses for all periods of 1999 include the $90.5 million of merger and integration expenses and other charges recorded in the third quarter, while corporate expenses for all periods of 1998 include the $252 million of merger and integration expenses and the $55 million charge related to changes in GTE's customer care and billing contract, as previously discussed. Excluding the impact of the merger and integration expenses and other charges and asset write-downs, corporate expenses would have increased $3.8 million or 57 percent, $13.5 million or 106 percent and $17.3 million or 91 percent for the three, nine and twelve month periods ended September 30, 1999, respectively. Net of the merger and integration expenses and other charges and asset write-downs, the increases in corporate expenses in all periods of 1999 reflect increases in employee benefit costs and depreciation and amortization expense.

OTHER FINANCIAL STATEMENT ITEMS

Interest Expense
----------------

    Interest expense increased $1.2 million or 2 percent and decreased $3.4 million or 1 percent in the three and twelve month periods ended September 30, 1999, respectively. Interest expense also decreased slightly in the nine month period of 1999. The changes in interest expense in all periods reflect the issuance in April 1999 of $300 million of 6.8 percent debentures due 2029. The increases in interest expense attributable to this debt issuance were partially offset in the three month period and more than offset in the nine and twelve month periods by decreases in the average amount of borrowings outstanding and the weighted average borrowing rates applicable to ALLTEL's revolving credit agreement.

Income Taxes
------------

    Income tax expense increased $37.6 million or 43 percent, $32.0 million or 9 percent and $69.2 million or 15 percent for the three, nine and twelve month periods ended September 30, 1999, respectively. The increases in income tax expense in each period primarily reflects the tax-related impact of the merger and integration expenses and the other non-recurring and unusual items recorded in each period as previously discussed. Excluding the impact on tax expense of these items in each period, income tax expense would have increased $21.4 million or 17 percent, $99.0 million or 30 percent and $136.3 million or 32 percent in the three, nine and twelve month periods ended September 30, 1999, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring and unusual items.

Average Common Shares Outstanding
---------------------------------

    The average number of common shares outstanding increased 3 percent in the three month period and increased 2 percent in both the nine and twelve month periods ended September 30, 1999, respectively. The increases in all periods primarily reflect the additional shares issued in January 1999 in connection with the Standard acquisition, as well as the additional shares issued in September 1999 to complete the AIR and Southern Data acquisitions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $7.9 billion at September 30, 1999, reflecting 51 percent common and preferred equity and 49 percent debt. This compares to a capital structure of $7.4 billion at December 31, 1998, reflecting 49 percent common and preferred equity and 51 percent debt. The Company has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

Cash Flows from Operations
--------------------------

    Cash provided from operations continues to be the Company's primary source of liquidity. Cash provided from operations was $993.2 million and $1,443.7 million for the nine and twelve month periods ended September 30, 1999, respectively, compared to $955.4 million and $1,360.7 million for the same periods in 1998. The increases in both the nine and twelve month periods reflect changes in working capital requirements, including the timing of payment of accounts payable, partially offset by growth in the earnings of the Company, excluding the effects of all non-recurring and unusual items.

Cash Flows from Investing Activities
------------------------------------

    Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures for the nine and twelve month periods of 1999 were $677.3 million and $1,017.6 million, respectively, compared to $657.6 million and $980.4 million for the same periods in 1998. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to continue to modernize and upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $900 million for 1999, which are expected to be funded primarily from internally generated funds.

    Cash outlays for the acquisition of property for the nine and twelve month periods of 1999 were $93.8 million and $95.4 million, respectively. These amounts are net of cash acquired of approximately $24.1 million received in the Standard acquisition and principally consist of cash outlays of $46.5 million for a wireless property in Colorado, $30.6 million for a wireless property in Illinois, and $20.0 million for a wireless property in Alabama. In addition to these acquisitions, the nine and twelve months ended September 30, 1999, include a cash outlay of $12.1 million for the purchase of the remaining ownership interest in a wireless property in Nebraska in which the Company already owned a controlling interest. The nine and twelve month periods of 1998 include cash outlays of $34.6 million for the purchase of two wireless properties in Georgia and $43.6 million for the purchase of additional ownership interests in wireless properties in which the Company previously owned a controlling interest.

    Cash flows from investing activities for the nine and twelve month periods ended September 30, 1999 include proceeds from the return on investments of $68.9 million and $113.6 million, respectively, principally consisting of cash distributions received from ALLTEL's wireless minority investments. Cash flows from investing activities for the nine and twelve month periods ended September 30, 1998 also include proceeds from the sale of investments of $312.1 million and $315.7 million, respectively. These proceeds principally consist of $288.2 million received from the sale of a portion of the Company's investment in MCI WorldCom common stock. In addition, the Company also received proceeds of $20.2 million from the sale of ALLTEL's minority ownership interest in various wireless properties. The proceeds received from these investment sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

Cash Flows from Financing Activities
------------------------------------

    Dividend payments remain a significant use of capital resources for the Company. Common and preferred dividend payments for the nine and twelve month periods ended September 30, 1999 were $284.2 million and $372.2 million, respectively, compared to $184.1 million and $244.3 million for the same periods in 1998. The increases in dividend payments in both periods primarily reflect the additional ALLTEL common shares issued and outstanding due to the mergers with 360, Aliant, Liberty and Standard, as well as growth in the annual dividend rate on ALLTEL's common stock. In October 1999, the Company's Board of Directors approved a 5 percent increase in the quarterly common stock dividend rate from $.305 to

$.32 per share. This action raised the annual dividend rate to $1.28 per share and marked the 39th consecutive year in which ALLTEL has increased its common stock dividend. Distributions to minority investors were $75.5 million and $120.2 million for the nine and twelve months ended September 30, 1999, respectively, compared to $58.1 million and $74.3 million for the same periods in 1998. The increases in distributions for both periods reflect the improved operating results of the wireless properties managed by the Company. Cash flows from financing activities for the twelve months ended September 30, 1998 include a cash outlay of $110.3 million for the repurchase by the Company of 3.1 million of its common shares.

    The Company has a $1 billion line of credit under a revolving credit agreement. Borrowings outstanding under this agreement at September 30, 1999 were $366.1 million, compared to $578.5 million that were outstanding at December 31, 1998. Borrowings outstanding under this agreement at September 30, 1998 were $633.6 million. The weighted average interest rate on borrowings outstanding under the revolving credit agreement at September 30, 1999, was 5.7 percent. In March 1999, ALLTEL filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $500 million in aggregate initial offering price of unsecured debt securities. In April 1999, ALLTEL issued $300 million of 6.8 percent debentures due May 1, 2029, under this shelf registration statement. The net proceeds of $298.2 million were used to reduce borrowings outstanding under the revolving credit agreement. The $300 million debentures, net of issuance costs, represents all of the long-term debt issued in the first nine months of 1999, and substantially all of the long-term debt issued in the twelve month period ended September 30, 1999. The net decreases in revolving credit borrowings from both December 31, 1998 and September 30, 1998 represent the majority of long-term debt retired during the nine and twelve months ended September 30, 1999, respectively. Scheduled long-term debt retirements, net of the revolving credit agreement activity, amounted to $64.8 million and $84.1 million for the nine and twelve month periods of 1999, respectively.

Year 2000 Compliance
--------------------

    The Year 2000 issue affects the Company's internal computer systems and certain software, systems and services that the Company provides to its customers, as well as the Company's infrastructure. The Company's Year 2000 plan consists of eight phases: (i) Awareness; (ii) Inventory; (iii) Third-Party Strategies; (iv) Risk Assessment; (v) Planning; (vi) Remediation; (vii) Testing; and (viii) Implementation. Except with regard to the recent acquisition of Liberty discussed below, as of the date of this filing, the Company has completed all of the phases of the Year 2000 plan for the Company's critical internal computer systems and software, systems and services that the Company provides to its customers and for which the Company is responsible. Additionally, the Company has completed all phases of the Year 2000 plan for the Company's critical infrastructure, except for critical infrastructure acquired in the recent acquisition of Liberty.

    During the first quarter of 1999, the Company acquired Standard and Durango Cellular Telephone Company ("Durango"). In July 1999, the Company completed its acquisition of Aliant. The Company applied its Year 2000 methodology described above to these companies and completed all of the Year 2000 plan phases listed above for the critical internal computer systems and software, systems and services that Standard, Durango and Aliant provide to its customers and for which these companies are responsible, as well as for the infrastructure acquired in the Standard, Durango and Aliant acquisitions.

    On September 30, 1999, ALLTEL acquired Liberty. The Company continues to apply its Year 2000 methodology to Liberty's critical internal computer systems and software, systems and services that Liberty provides to its customers and for which Liberty is responsible, as well as the infrastructure acquired in the Liberty acquisition. For those critical internal computer systems, software, systems, services and infrastructure, the Awareness, Inventory, Risk Assessment, and Planning phases have been completed and, with the exception of Liberty's customer care and billing system, the Third-Party Strategies, Remediation, Testing and Implementation phases have been completed. The Company plans to complete the Third-Party Strategies, Remediation, Testing and Implementation phases for Liberty's customer care and billing system by November 30, 1999. Liberty's wireless customers constitute approximately 3 percent of the Company's wireless customers.

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

    Contingency planning to maintain and restore service in the event of a natural disaster, power failure, or software related interruption has long been part of the Company's standard business practices. The Company has leveraged this experience in the development and implementation of its Year 2000 contingency plans that assess the potential for business disruption in various scenarios. Those contingency plans address possible, but unlikely, "worst case" scenarios involving the interruption of telecommunications and information technology services and/or interruption of customer billing, operating and other information systems, and provide for key-operation back-up and alternative solutions for recovery. With the exception of Liberty, the Company has developed contingency plans for its critical systems and plans to augment, modify and test those contingency plans throughout the end of the year, as appropriate. Contingency plans consistent with the Company's Year 2000 methodology will be developed for Liberty prior to the end of the year.

    The Company estimates the total cost of its Year 2000 efforts to be approximately $80 million. As of September 30, 1999, ALLTEL has incurred approximately $73 million of the total amount. The Company has and will capitalize and subsequently amortize approximately one-half of the total Year 2000 cost, including costs relating to the remediation of the Company's software products. Some of the Company's Year 2000 costs are not incremental, but rather represent the redeployment of existing resources. As for the estimated costs associated with making the Company's customers' systems Year 2000 compliant in those situations where the Company is obligated to do so, the Company has treated those costs as contract costs and has not included them in the Company's Year 2000 costs. The Company continues to evaluate the estimated costs associated with its Year 2000 efforts based on actual experience. The Company believes, based on available information, that its Year 2000 costs will not have a material adverse effect on its results of operations. The above information is based on the Company's current best estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

Other Financial Information and Recently Issued Accounting Pronouncements
-------------------------------------------------------------------------

    During the first nine months of 1999, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB recently issued SFAS No. 137, which deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. As ALLTEL does not have significant derivative financial instruments, the Company does not expect the adoption of SFAS 133 to have a material impact on its reported earnings and/or other comprehensive income.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION



Item 4.         Submission of Matters to a Vote of Security Holders
-------         ---------------------------------------------------

                No matters were submitted to security holders for a vote during the third quarter of 1999.


Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

        (a) See the exhibits specified on the Index of Exhibits located at Page 21.

        (b)     Reports on Form 8-K:

                Current Report on Form 8-K dated October 12, 1999, reporting under Item 5, Other Events, the Company refiled its audited consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 to include supplemental financial information related to the Company's completed merger with Liberty Cellular, Inc.

                Current Report on Form 8-K dated August 13, 1999, reporting under Item 5, Other Events, the Company refiled its audited consolidated financial statements for the years ended December 31, 1998, 1997 and 1996. The refiled consolidated financial statements included Arthur Andersen LLP's reissued unqualified audit opinion which excluded any reference to the report of other auditors. In addition, the refiled consolidated financial statements included supplemental financial information related to the Company's completed merger with Aliant Communications, Inc. ("Aliant").

                Current Report on Form 8-K dated July 2, 1999, reporting under
                Item 2, Acquisition or Disposition of Assets, the Company's Press Release announcing that ALLTEL and Aliant had completed their merger. Historical financial statements of Aliant are not required to be filed pursuant to Rule 3-05 of Regulation S-X. In addition, pro forma financial information is not required to be filed pursuant to Article 11 of Regulation S-X.

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





                               ALLTEL CORPORATION
                          -----------------------------
                                  (Registrant)



                             /s/ Jeffery R. Gardner
                          -----------------------------
                               Jeffery R. Gardner
                  Senior Vice President - Finance and Treasurer
                         (Principal Accounting Officer)
                                November 12, 1999

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS


Form 10-Q                                                             Sequential
Exhibit No.              Description                                   Page No.
-----------              -----------                                  ----------

(10)(k)(8)       Amendment No. 13 to ALLTEL Corporation                   33
                 Pension Plan (January 1, 1994 Restatement)

(10)(l)(9)       Amendment No. 12 to ALLTEL Corporation                   39
                 Profit-Sharing Plan (January 1, 1994 Restatement)

(10)(o)(9)       Amendments No. 13 and 14 to ALLTEL Corporation           42
                 Thrift Plan (January 1, 1994 Restatement)

    (19)         Interim Report to Stockholders and                     22 - 32
                 Notes to Unaudited Consolidated Financial
                 Statements for the periods ended
                 September 30, 1999 and 1998

    (27)         Financial Data Schedule                                  47
                 for the nine months ended September 30, 1999