Form 10-K405
period 1999-12-31
ALLTEL CORP
filed 2000-03-03
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999
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
  YES  X    NO
      ---      --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates as of February 29, 2000 - $18,281,386,792
                    ---------------

     Common shares outstanding, February 29, 2000 - 315,196,324
                                                    -----------

                      DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated Into
--------                                                    ------------------
Portions of the annual report to stockholders
   for the year ended December 31, 1999                     Parts I, II and IV
Proxy statement for the 2000 Annual Meeting
   of stockholders                                          Part III
The Exhibit Index is located on pages 25 to 30.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                                   THE COMPANY
                                   -----------
GENERAL
-------
ALLTEL Corporation ("ALLTEL" or the "Company") is a customer-focused information technology company that provides wireline and wireless communications and information services. The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services, wide-area paging service and information processing management services and advanced application software. Telecommunications products are warehoused and sold by the Company's distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. The Company is incorporated in the state of Delaware.

FORWARD-LOOKING STATEMENTS
--------------------------
This Form 10-K and future filings by the Company on Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                             THE COMPANY (continued)
                             -----------

AGREEMENT - EXCHANGE OF WIRELESS ASSETS
---------------------------------------
On January 31, 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch signed agreements to exchange wireless properties in 13 states. Upon the closing of the transactions, Bell Atlantic and GTE will transfer to ALLTEL interests in 27 wireless markets in Alabama, Arizona, Florida, Ohio, New Mexico, Texas and South Carolina, representing about 14 million potential customers ("POPs") and more than 1.5 million wireless customers. ALLTEL will transfer to Bell Atlantic or GTE interests in 42 wireless markets in Illinois, Indiana, Iowa, Nevada, New York and Pennsylvania, representing 6.3 million POPs and more than 700,000 customers. ALLTEL will also transfer certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million POPs. In addition to the transfer of wireless assets, ALLTEL will also pay approximately $600 million in cash. Following the completion of the transactions, ALLTEL will have a total of 46 million cellular POPs and almost 5.8 million wireless customers. The transactions are expected to be completed by mid-2000.

As part of this transaction, the companies also signed a new reciprocal roaming agreement, which will allow their customers to roam on each other's networks at reduced rates across a footprint that covers almost 95 percent of the U.S. population. Using a common digital technology called CDMA, the companies, through this agreement, will have the nation's largest standardized digital wireless network.

ACQUISITIONS
------------
In September 1999, ALLTEL completed its mergers with Liberty Cellular, Inc. ("Liberty") and its affiliate, KINI L.C. Liberty, which prior to the merger operated under the name "Kansas Cellular", provided wireless, long-distance and Internet services in Kansas to approximately 200,000 communications customers.

In July 1999, ALLTEL completed its merger with Aliant Communications Inc. ("Aliant"), a communications company which provided wireless, wireline, paging, long-distance and Internet services in Nebraska to more than 600,000 communications customers.

In January 1999, the Company completed its merger with Standard Group, Inc. ("Standard"), a communications company which served more than 71,000 customer lines in northeast Georgia. The customer lines acquired are in areas adjacent to the Company's other wireline exchanges in Georgia and increased ALLTEL's total wireline customers in the state to more than 550,000. The transaction also included Standard's cable television operations, which served approximately 30,000 customers. Including this acquisition, the Company currently provides cable television service to approximately 35,000 customers in Georgia and Missouri. These cable television properties are not significant to the ongoing operations of ALLTEL.

During 1999, the Company acquired a 100 percent ownership interest in a wireless services business serving the Dothan, Alabama Metropolitan Service Area ("MSA"), representing approximately 135,000 cellular POPs. The Company also purchased 100 percent ownership interests in a wireless services business serving a Colorado Rural Service Area ("RSA") representing approximately 75,000 cellular POPs, and a wireless services business serving an Illinois RSA representing more than 200,000 cellular POPs. In addition, the Company increased its ownership interest to 100 percent in the Richmond, Virginia market, representing approximately 835,000 cellular POPs, through the exchange of its minority interest investment in a partnership serving the Orlando, Florida market.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                             THE COMPANY (continued)
                             -----------

ACQUISITIONS (continued)
------------
To expand its information services business, the Company also completed the acquisitions of ACE Software Sciences ("ACE"), Advanced Information Resources, Limited ("AIR"), Corporate Solutions International ("CSI"), and Southern Data Systems ("Southern Data") during 1999. ACE produces mortgage servicing software that will enhance ALLTEL's current mortgage servicing software products. AIR, a privately held software and services company, provides wholesale commercial lending software to large global financial institutions. CSI, a privately held company headquartered in Atlanta, Georgia, developed a consumer loan origination system, which when combined with the Company's other loan processing software products, will allow ALLTEL to provide a state-of-the-art loan origination solution to current and prospective clients in the financial services industry. Southern Data, a privately held company also headquartered in Atlanta, provides a full array of application software and services to the community banking market.

In July 1998, the Company completed its merger with 360 Communications
Company ("360"), a wireless communications company, which served more than 2.6 million customers in 15 states. Through this merger, ALLTEL significantly expanded its wireless presence and enhanced its ability to deliver bundled communications services across its geographically focused markets.

During 1998, the Company acquired a 100 percent ownership interest in two Georgia RSAs, representing approximately 181,000 cellular POPs. In addition, the Company increased its ownership interest in wireless properties in North Carolina and Texas.

In October 1997, the Company acquired Georgia Telephone Corporation, which served more than 6,700 customer lines in southwest Georgia. The customer lines acquired are in areas adjacent to the Company's wireline exchanges in Georgia and are located within the Company's current wireless service area.

During 1997, the Company increased its ownership to 100 percent in two Alabama RSAs, representing approximately 260,000 cellular POPs. In addition, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Richmond, Virginia and Orlando, Florida. Also in 1997, the Company acquired minority interests in 16 of its controlled markets, which increased its ownership interest to 100 percent in ten of those markets.

In 1996, the Company acquired Independent Cellular Network, Inc. ("ICN"). ICN owned and operated cellular systems serving more than 140,000 customers in Ohio, Kentucky, Pennsylvania and West Virginia.

During 1995, ALLTEL entered into a joint venture with BellSouth Mobility, Inc. involving cellular properties in five states. As a result of this joint venture, ALLTEL owned a majority interest in the Columbia and Florence, South Carolina market, owned a minority interest in the Greensboro, North Carolina market and a North Carolina RSA, and no longer owned a majority interest in the Jackson, Mississippi market. ALLTEL also completed an exchange of certain assets in a West Virginia RSA and an Oklahoma RSA for certain assets in a Georgia RSA and a North Carolina RSA owned by United States Cellular Corp. ("U.S. Cellular"). The Company also purchased U.S. Cellular's 20 percent interest in the Fort Smith, Arkansas MSA, increasing ALLTEL's ownership in that MSA to 100 percent.

In May 1995, ALLTEL Information Services, Inc. ("Information Services") acquired Vertex Business Systems, Inc. ("Vertex"), a provider of international banking software products and services. Vertex, headquartered in New York, has clients located in Europe, Asia and the United States.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                             THE COMPANY (continued)
                             -----------
DISPOSITIONS
------------
During 1998, the Company sold its 27.9 percent ownership interest in a cellular partnership serving the Omaha, Nebraska market for approximately $18 million in cash.

In May 1997, the Company sold its wire and cable subsidiary, HWC Distribution Corp. ("HWC") to Code, Hennessy & Simmons, Inc., an investment firm, for approximately $45 million in cash. HWC was one of two companies that comprised ALLTEL's product distribution operations.

In January 1997, the Company sold the healthcare portion of its information services business to Integrated Healthcare Solutions, Inc. for approximately $154 million consisting of cash and shares of preferred stock. During 1998, the preferred stock was converted into common stock representing a 15 percent interest in a publicly held company, Eclipsys Corporation.

In 1995, the Company completed the sale of certain of its cable television properties to Citizens Utilities Company. These cable television properties served approximately 6,800 customers in Arizona, California, New Mexico and Utah. The Company also completed in 1995 the sale of its cable television properties in Texas, which served approximately 7,200 customers.

In 1995, Information Services sold all of the assets related to its check processing operations, including substantially all of the customer contracts.

MANAGEMENT
----------
The Company's staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, tax planning, treasury management, insurance, and technical research. They also coordinate the financing program for all of the Company's operations.

EMPLOYEES
---------
At December 31, 1999, the Company had 24,440 employees. Some of the employees of the Company's wireline subsidiaries are part of collective bargaining units.

OPERATING SEGMENTS
------------------
ALLTEL is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: communications and information services. The Company's communications operations consist of its wireless, wireline and emerging businesses segments. Emerging businesses consist of the Company's key new product offerings and include the Company's long-distance, competitive local exchange carrier ("CLEC"), Internet access, Personal Communications Services ("PCS"), and network management operations. The Company also sells telecommunications products and publishes telephone directories. For financial information about ALLTEL's operating segments, refer to pages 53-56 of the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                             COMMUNICATIONS SERVICES
                             -----------------------
As previously discussed, the Company completed several strategic acquisitions in 1999 designed to strengthen its communications business and to expand its geographic presence in Alabama, Colorado, Georgia, Kansas and Nebraska. These acquisitions, along with the merger with 360 completed in 1998, significantly expanded ALLTEL's wireless business and enhanced its ability to provide bundled communications services to its customers. ALLTEL operates its communications businesses as a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services including wireless and wireline (local and long-distance), paging and Internet services. In 1999, the Company also expanded its local competitive access service offerings to residential and business customers in 26 markets in 6 states, and during 2000, ALLTEL plans to expand its CLEC service into 17 additional markets in Alabama, Georgia, Missouri and South Carolina.

                               WIRELESS OPERATIONS
                               -------------------
At December 31, 1999, the Company provided wireless communications service to more than 5 million customers in 25 states. One measure of a wireless communications market's potential is the market's population times the percent of a company's ownership interest of the wireless operations in that market. ALLTEL owns a majority interest in wireless operations in 67 MSAs, representing approximately 23.5 million wireless POPs, and the Company owns a majority interest in 133 RSAs, representing approximately 15.8 million wireless POPs. In addition, ALLTEL owns a minority interest in more than 80 other wireless communications markets including the New York, New York; Chicago, Illinois and Houston, Texas MSAs. At December 31, 1999, ALLTEL's penetration rate (number of customers as a percentage of the total population in the Company's service areas) was 12.8 percent.

As previously discussed, ALLTEL through the exchange of wireless properties with Bell Atlantic and GTE will further expand its wireless business. Upon completion of the asset exchange, ALLTEL will have nearly 6 million wireless customers and own a majority interest in more than 46 million wireless POPs.

PRODUCT OFFERINGS AND PRICING
-----------------------------
ALLTEL seeks to stimulate additional usage, increase penetration and improve customer retention rates through creative pricing strategies. The Company creates local and expanded service territories designed to meet customer needs and respond to prevailing market and competitive conditions. Monthly rate plans are designed to attract users from all market segments. These plans typically consist of a fixed monthly rate for network access, a package of airtime minutes included in the monthly rate and a per minute rate for airtime used in excess of the included minutes. Customers who frequently use wireless service generally prefer rate plans with a higher than average fixed monthly rate, a larger package of included minutes and a lower than average per minute airtime rate. Conversely, customers who use wireless service less frequently prefer a lower monthly fixed rate and will pay a higher per minute airtime rate. The Company also provides custom calling features to enhance its product offering. These features include call waiting, call forwarding, three-way calling, no-answer transfer and voicemail.

ALLTEL has entered into roaming agreements with other domestic wireless companies. These roaming agreements provide ALLTEL's customers with the capability to use their wireless telephones while traveling outside the Company's service territories. As a result of these roaming agreements, ALLTEL customers, with few exceptions, can place and receive calls from anywhere within the United States. Roaming rates have been gradually decreasing, which has resulted in increased roaming volumes and overall network usage.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                         WIRELESS OPERATIONS (continued)
                         -------------------

PRODUCT OFFERINGS AND PRICING (continued
-----------------------------
Primarily as a result of increased usage of ALLTEL's network facilities, average revenue per customer per month increased slightly in 1999 to $48, as compared to $47 for 1998. ALLTEL expects average monthly revenue per customer to continue to be affected by decreased roaming revenue rates and continued penetration into lower market usage segments.

As previously discussed, ALLTEL, Bell Atlantic, GTE and Vodafone Airtouch signed reciprocal roaming agreements, which will allow customers of these companies to roam on each other's networks at reduced rates across a footprint that covers almost 95 percent of the U.S. population. These roaming agreements will enable ALLTEL to provide its customers with cost-effective, expanded calling plans.

DISTRIBUTION AND MARKETING
--------------------------
ALLTEL utilizes four methods of distributing its wireless products and services in each of its markets. These methods include Company retail stores, Company retail kiosks, dealers and direct sales representatives. The development of multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of its products and services and to reduce its reliance on any single distribution source. ALLTEL continues to expand its retail channels. Dealer and direct sales channels remain important components of the Company's overall distribution strategy, with the primary objective for all channels being to produce the best combination of lower customer acquisition costs and higher customer retention rates.

ALLTEL currently conducts its retail operations through over 825 Company retail locations strategically located in smaller local and neighborhood retail centers, as well as in large shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company's retail focus is to attract new customers and to promote customer retention by providing new customers with extensive assistance from dedicated sales representatives with the various services that ALLTEL provides. Many retail locations provide vehicle installation services and while-you-wait wireless telephone troubleshooting and repair. For ALLTEL, the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

ALLTEL also partners with large national retail stores to sell wireless products and services directly through its own kiosks. The Company stations retail sales representatives at kiosks in large retailers to take advantage of high traffic generated by the retailers, to reduce the cost of the sale, and to ensure customers receive proper training in the use of wireless equipment and services. Existing customers can purchase wireless telephone accessories, pay bills or inquire about ALLTEL's services and features while in retail stores or at kiosks. Through dedicated customer service at its retail stores and kiosks, the Company's goal is to build customer loyalty and increase the retention rate of new and existing customers.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                         WIRELESS OPERATIONS (continued)
                         -------------------

DISTRIBUTION AND MARKETING (continued)
--------------------------
ALLTEL's direct sales force focuses its efforts on business customers with high wireless telephone usage and multiple lines of service. This channel produces the lowest churn and highest revenue per customer compared with any other distribution channel.

Maintaining low customer churn rates is a primary goal of the Company, particularly as new competitors enter the marketplace. Lower churn contributes directly to reducing the cost to acquire new customers, since fewer new customers are needed to meet growth targets. The Company experienced an average monthly churn rate in its wireless service areas of 2.20 percent and 2.07 percent for the years ended December 31, 1999 and 1998, respectively. These churn rates were comparable to industry averages.

COMPETITION
-----------
Cellular carriers face competition from a second carrier licensed to provide wireless cellular communications services in the same geographic area, from resellers who buy bulk wireless services from one of the two cellular licensees and resell it to their customers, and from providers of PCS and other enhanced mobile services. PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology. There can be a minimum of three and maximum of six broadband PCS licensed providers in any given area. During the past two years, PCS providers have begun operations within ALLTEL's wireless markets, and the Company expects more PCS providers to begin operating within its markets during 2000. ALLTEL has prepared for this competitive environment by enhancing its networks, expanding its service territories and local calling areas, restructuring rates, and offering new products and services. ALLTEL intends to capitalize on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service.

ALLTEL believes that its networks have sufficient capacity to handle new customer growth in the near term. The Company intends to meet any capacity requirements through frequency planning, network organization and the deployment of additional network infrastructure. As of December 31, 1999, ALLTEL was providing wireless digital service in 31 of its largest markets. ALLTEL plans to continue its transition to digital technology on a market-by-market basis. Digital technology improves call quality, lengthens the battery life of wireless telephones and offers improved customer call privacy.

REGULATION
----------
The Company is subject to regulation by the Federal Communications Commission ("FCC") as a provider of wireless communications services. The FCC has promulgated rules governing the construction and operation of wireless communications systems and licensing and technical standards for the provision of wireless communications service. The FCC also regulates wireless service resale practices and the terms under which certain ancillary services may be provided through wireless facilities.

The Telecommunications Act of 1996 (the "96 Act") provides wireless carriers numerous opportunities to compete with local exchange telephone companies, including the opportunity to provide local telephony services and to be compensated by other telecommunications carriers for calls terminated on the wireless carriers' networks. Wireless carriers are not subject to the enhanced interconnection, resale, unbundling and other obligations that the 96 Act imposed on the local exchange companies.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                         WIRELESS OPERATIONS (continued)
                         -------------------

REGULATION (continued)
----------
The FCC has found that wireless carriers should not be classified as local exchange carriers unless the FCC makes a finding that such treatment is warranted. The 96 Act limits the imposition on wireless carriers of equal access requirements without a detailed FCC rulemaking. In addition, the 1993 Omnibus Budget Reconciliation Act preempted most state regulation of wireless carriers. Accordingly, wireless carriers' services are likely to continue to be minimally regulated for the foreseeable future.

PAGING
------
ALLTEL provides paging services to approximately 258,000 customers on both a facilities-based and resale basis. The Company operates wide-area computer-driven paging networks in Arkansas, Florida and Ohio. At December 31, 1999, ALLTEL provided paging service to approximately 24,000 customers through its facilities-based network. The Company also resells paging services in other ALLTEL wireless service areas to approximately 234,000 customers.

                               WIRELINE OPERATIONS
                               -------------------
The Company's wireline operations consist of subsidiaries that are incumbent local exchange carriers ("ILECs"), and as such, provide local telephone service to more than 2.4 million customers primarily located in rural areas in 15 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services.

LOCAL SERVICE - REGULATION
--------------------------
Prior to 1996, the Company's wireline subsidiaries provided local telephone service under exclusive franchises granted by state regulatory commissions and subject to regulation by those regulatory commissions. These regulatory commissions have had primary jurisdiction over various matters including local and intrastate toll rates, quality of service, the issuance of securities, depreciation rates, the disposition of public utility property, the issuance of debt, and the accounting systems used by those subsidiaries. The FCC has historically had primary jurisdiction over the interstate toll and access rates of these companies and issues related to interstate telephone service.

The 96 Act substantially modified certain aspects of the states' and the FCC's jurisdictions in the regulation of local exchange telephone companies. The 96 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. The 96 Act also requires ILECs to interconnect with the networks of other telecommunications carriers, unbundle services into network elements, offer their telecommunications services at wholesale rates to allow resale of those services, and allow other telecommunications carriers to locate their equipment on the premises of the incumbent local exchange carriers. The 96 Act requires all local exchange telephone companies to compensate one another for the transport and termination of calls on one anothers' networks.

The Company's local exchange subsidiaries are rural telephone companies and are exempt from certain of the foregoing obligations unless, in connection with a bona fide request, a state regulatory commission removes that exemption.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  -------
                         WIRELINE OPERATIONS (continued)
                         -------------------

LOCAL SERVICE - REGULATION (continued)
--------------------------
In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of ILECs and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was considered first by the U.S. Eighth Circuit Court of Appeals and then by the U.S. Supreme Court. In January 1999, the Supreme Court ruled that the FCC had the jurisdiction to carry out certain local competition provisions of the 96 Act. As part of its ruling, the Supreme Court reinstated the FCC's "pick and choose" rule. The Supreme Court remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules were consistent with the 96 Act. Other issues were remanded to the FCC.

In response to the Supreme Court's decision, the FCC issued a decision on November 5, 1999, outlining how it would interpret the "necessary" and "impair" standards set forth in the 96 Act and which specific network elements it would require ILECs to unbundle as a result of its interpretation of those standards. The FCC reaffirmed that ILECs must provide unbundled access to six of the original seven network elements that it required to be unbundled. The six network elements consist of loops, including loops used to provide high-capacity and advanced telecommunications services; network interface devices; local circuit switching; dedicated and shared transport; signaling and call-related databases; and operations support systems. Access to ILEC operator and directory assistance services was the one network element that the FCC omitted. The FCC also imposed on ILECs the obligation to unbundle other network elements including access to sub-loops or portions of sub-loops, fiber optic loops and transport. The FCC declined to impose any obligations on ILECs to provide unbundled access to packet switching or to digital subscriber line access multiplexers. The FCC also began a rulemaking regarding the ability of carriers to use certain unbundled network elements as a substitute for the ILEC's special access services.

On October 21, 1999, the FCC adopted two orders now on appeal involving universal service funding. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forward-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. Under the new funding mechanism, seven states (Alabama, Kentucky, Maine, Mississippi, Vermont, West Virginia, and Wyoming) will receive high-cost support of approximately $255 million. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC reiterated that the high-cost support mechanism for rural carriers is not scheduled to be revised until January 1, 2001, at the earliest. The FCC also clarified its interpretation of the definition of a "rural telephone company" under the Act to refer to the legal entity that provides local exchange services. By May 1, 2000, states are required to establish different rates for pricing interconnection and unbundled network elements in at least three defined geographic areas within the state to reflect geographic cost differences.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                         WIRELINE OPERATIONS (continued)
                         -------------------

LOCAL SERVICE - REGULATION (continued)
--------------------------
Based upon ALLTEL's review of the FCC's current regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's rural rate-of-return wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy may change from being based on actual costs to being based on a proxy model for ALLTEL's rural rate-of-return subsidiaries. Once the FCC's regulations for rural carriers are finalized, the Company, will assess the impact, if any, the new rules will have on the amount of universal service funding it receives.

Periodically, the Company's local exchange subsidiaries receive requests from wireless communications providers for renegotiation of existing transport and termination agreements. In these cases, the Company's local exchange subsidiaries renegotiate the appropriate terms and conditions in compliance with the 96 Act. The Company's local exchange subsidiaries have also executed contracts for transport and termination services with CLECs.

During 1999, some of the Company's local exchange subsidiaries were subject to certain regulatory commission orders designed to reduce earnings levels. These orders did not materially affect the results of operations of the Company. Certain states in which the Company's local exchange subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its local exchange subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina and Texas. The Company also has an alternative regulation application pending in Pennsylvania. As a result of its election of alternative regulation in North Carolina, the Company agreed not to exercise its rural exemption status under the '96 Act. The Company continues to evaluate alternative regulation for its other local exchange subsidiaries.

LOCAL SERVICE - COMPETITION
---------------------------
ALLTEL's local exchange subsidiaries have not experienced significant competition in their service areas to date. As a result of the passage of the 96 Act, the Supreme Court's decision affirming FCC jurisdiction in the local competition arena, and state telecommunications reform legislation, during the next several years, the Company's local exchange subsidiaries could begin to experience increased competition. Sources of competition to ALLTEL's local exchange business include, but are not limited to, resellers of local exchange services, large end users installing their own networks, interexchange carriers, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, competitive access providers and other systems capable of completely or partially bypassing the Company's local telephone facilities. ALLTEL cannot predict the specific degree or effects of competition on its local exchange business, but is intent on taking advantage of the various opportunities that competition should provide. The Company is currently addressing potential competition by focusing on improved customer satisfaction, reducing its costs, increasing efficiencies, restructuring rates, offering new products, and entering new markets as a CLEC. To date, competition has not had a significant adverse effect on the operations of the Company's local exchange subsidiaries.

NETWORK ACCESS SERVICES
-----------------------
Long-distance companies pay access charges to the Company's local exchange subsidiaries for the use of their local networks to originate and terminate their customers' long-distance calls.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                         WIRELINE OPERATIONS (continued)
                         -------------------

NETWORK ACCESS SERVICES - REGULATION
------------------------------------
The FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return local exchange companies in a manner similar to that earlier adopted for price cap companies. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return companies is expected to be addressed in a subsequent phase of the proceeding. Once the access charge rules for rate-of-return companies are finalized, ALLTEL will assess the impact, if any, the new rules will have on its local exchange operations.

To date, the Company's local exchange subsidiaries have elected to remain under rate base rate-of-return regulation with respect to interstate services. For companies remaining under rate-of-return regulation, the FCC authorizes a rate-of-return that local exchange companies may earn on interstate services they provide. The currently prescribed rate of return is 11.25 percent. In October 1998, the FCC began a proceeding to consider a represcription of the authorized rate of return for the interstate access services of approximately 1,300 ILECs, including ALLTEL's local exchange subsidiaries. The purpose of the FCC's proceeding is to determine whether the prescribed rate of return corresponds to current market conditions and whether the rate should be changed. A decision by the FCC related to this matter may be issued later this year, although ALLTEL and other ILECs have asked the FCC to address other important issues relating to universal service, interconnection, and access reform before considering any represcription of the authorized return. The Company's local exchange subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

                         EMERGING BUSINESSES OPERATIONS
                         ------------------------------

LONG-DISTANCE OPERATIONS
------------------------
The Company began offering long-distance telecommunications services during 1996. Long-distance services are provided on both a facilities and resale basis by ALLTEL subsidiaries. ALLTEL provides long-distance service in all of the states in which local exchange service is provided. In addition, ALLTEL offers long-distance service outside its ILEC service areas. As of December 31, 1999, ALLTEL provided long-distance service to nearly 900,000 customers.

As a long-distance service provider, ALLTEL's intrastate long-distance business is subject to limited regulation by state regulatory commissions, and its interstate business is subject to limited regulation by the FCC. State regulatory commissions currently require long-distance service providers to obtain a certificate of operating authority, and the majority of states, as well as the FCC, also require long-distance service providers to file tariffs. Most state regulatory commissions also require such companies to meet certain minimum service standards.

The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions. To meet the competitive demands of the long-distance industry, ALLTEL has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one rate plans.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                   EMERGING BUSINESSES OPERATIONS (continued)
                   ------------------------------

CLEC OPERATIONS
---------------
During 1999, ALLTEL offered local access telecommunications services to residential and business customers in 26 select markets outside its ILEC service areas in Arkansas, Florida, Nebraska, North Carolina, Pennsylvania and Florida. As previously discussed, the Company plans to expand its CLEC service into 17 additional markets in Alabama, Georgia, Missouri and South Carolina during 2000. ALLTEL has received approval to provide competitive local exchange service in 17 states. ALLTEL has negotiated interconnection agreements with the appropriate incumbent local exchange carriers in the states where it is currently offering CLEC service and is negotiating those arrangements in other states. ALLTEL is installing state-of-the-art networks that will enable it to provide services on both a facilities-based and resale basis. ALLTEL will provide local service in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and Internet services.

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

                              INFORMATION SERVICES
                              --------------------
GENERAL
-------
Information Services provides a wide range of information processing services primarily to the financial services and telecommunications industries through information processing centers that it staffs, equips and operates. Information processing contracts are generally for a multi-year period. Information Services also develops and markets software worldwide to financial services and telecommunications companies operating their own information processing departments. The principal operating units of the Company's information services business consist of the Financial Services Division and the Telecommunications Division.

The Financial Services Division markets software and services that have been developed and improved continuously and are designed to fulfill substantially all of the retail and wholesale information processing and management information requirements of financial institutions. In addition, the Financial Services Division also provides data processing and related computer software and systems to financial institutions originating and/or servicing single family mortgage loans. This division's software products and processing services, combined with its team of consultants, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers which would otherwise have to be assembled in-house by each customer. The Financial Services Division's on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                        INFORMATION SERVICES (continued)
                        --------------------

CUSTOMERS
---------
The Financial Services Division's primary markets for its financial products and services are the nation's commercial banks and savings institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single family mortgage loans. These financial institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States. In total, nearly 21 million mortgage loans representing over $2 trillion are processed using the Financial Services Division's software.

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

The Company competes in each of its markets by providing a high level of service and support. Information Services substantially relies upon and vigorously enforces contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of its computer software and service methodologies.

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

In addition to these corporate examinations, individual processing sites are subject to examination, as if they were departments of their respective clients, by federal and state regulators, as well as the clients' internal audit departments and their independent auditing firms. The same standards of performance are applied to those information processing centers as are applied to the client financial institutions. Reports of the individual data center performance are furnished to the Board of Directors of Information Services and to the Board of Directors of the examined client.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                        INFORMATION SERVICES (continued)
                        --------------------

REGULATION AND EXAMINATION (continued)
--------------------------
The supervisory agencies include applicable state banking departments, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the National Credit Union Administration. Information Services' processing contracts include a commitment to install all necessary changes in its computer software that are required by changes in regulations.

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

PRODUCT DEVELOPMENT AND SUPPORT
-------------------------------
In the past five years, Information Services has spent approximately $543 million ($107 million in 1999) on mainframe and client/server software design and development. Information Services has developed and continues to develop products that are utilized in a UNIX based environment, including the Telecommunications Division's Virtuoso II billing and customer care product. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. Information Services intends to continue to maintain, improve, and expand the functions and capabilities of its software products over the next several years.

                                OTHER OPERATIONS
                                ----------------

PRODUCT DISTRIBUTION
--------------------
During 1999, the Company's product distribution subsidiary, ALLTEL Supply, Inc., changed its name to ALLTEL Communications Products, Inc. ("Communications Products"). Headquartered in Atlanta, Georgia, Communications Products operates 9 warehouses and 23 counter-sales showrooms across the United States and is a major distributor of telecommunications equipment and materials. Communications Products supplies equipment to affiliated and non-affiliated communications companies, business systems suppliers, railroads, governments, and retail and industrial companies.

Communications Products offers more than 50,000 products for sale. Certain of these products are inventoried including single and multi-line telephone sets, local area networks, switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items. The Company has not encountered any material shortages or delays in delivery of products from their suppliers.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 1.  Business
-------  --------
                          OTHER OPERATIONS (continued)
                          ----------------

PRODUCT DISTRIBUTION (continued)
--------------------
Communications Products experiences substantial competition throughout its sales territories from other distribution companies and from direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance. Since other competitors offer similar products, Communications Products differentiates itself from competitors by providing value-added services. The services include offering expert technical assistance, maintaining extensive inventories in strategically located warehouses and counter-sales showrooms to facilitate single supplier sourcing and "just-in-time" delivery, maintaining a full range of alternative product lines, and by providing staging, assembly and other services. The Company is continually evaluating and implementing policies and strategies, which will meet customer expectations and position Communications Products in the market as a quality customer-focused distributor.

DIRECTORY PUBLISHING
--------------------
ALLTEL Publishing coordinates advertising, sales, printing, and distribution for 358 telephone directory contracts in 33 states. Under terms of an agreement with GTE Directories, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories provides directory sales and printing services through a separate contract with ALLTEL Publishing.

                                   INVESTMENTS
                                   -----------

MCI WORLDCOM, INC.
------------------
The Company currently owns less than a 1 percent interest in MCI WorldCom, Inc. ("MCI Worldcom'), a publicly held company. MCI WorldCom is a large long-distance company in the United States and is a full service provider of international telecommunications and specialized broadcasting services. During 1999, 1998 and 1997, the Company sold a portion of its investment in MCI WorldCom.

APEX GLOBAL INFORMATION SERVICES, INC.
--------------------------------------
The Company has a $15 million investment representing an approximate 8 percent ownership interest in Apex Global Information Services, Inc., a non-publicly traded global provider of Internet access services.

ECLIPSYS CORPORATION
--------------------
The Company currently owns an approximate 4 percent ownership interest in Eclipsys Corporation ("Eclipsys"), a publicly traded healthcare information technology company. During 1999, the Company sold a portion of its investment in Eclipsys.

HORIZON TELECOM, INC.
---------------------
In February 2000, ALLTEL sold its investment in Horizon Telecom, Inc., a communications company serving approximately 37,000 telephone access lines in Ohio.

HUGHES ISPAT LIMITED
--------------------
The Company has an approximate $25 million investment in Hughes Ispat Limited ("HIL"), a limited liability company in India. HIL has received a license to provide communications services in the state of Maharashtra, India. HIL began operations during 1999. As a result of its investment, the Company owns approximately a 13 percent interest in HIL. Francis X. Frantz, Executive Vice President-External Affairs, is a member of HIL's Board of Directors.

                               ALLTEL Corporation
                                Form 10-K, Part I

Item 2.  Properties
-------  ----------

WIRELINE PROPERTY
-----------------
The Company's wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone lines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 1999, was as follows:

                                                     (Thousands)
  Wireline Plant in Service:
     Land                                            $   18,202
     Buildings and leasehold improvements               222,968
     Central office equipment                         1,371,732
     Outside plant                                    3,497,337
     Furniture, fixtures, vehicles and other             84,307
                                                     ----------
         Total                                       $5,194,546
                                                     ==========


Certain properties of the Company and its wireline subsidiaries are pledged as collateral for long-term debt.

OTHER PROPERTY
--------------

Other properties of the Company in service consist primarily of property, plant and equipment used in providing wireless communications services, information services and product distribution operations. The total investment by category for the non-wireline operations of the Company as of December 31, 1999, was as follows:

                                                     (Thousands)

  Land                                               $  206,350
  Buildings and leasehold improvements                  590,906
  Wireless plant and equipment                        2,767,857
  Data processing equipment                             503,201
  Computer software                                     260,500
  Furniture, fixtures, vehicles and other               233,793
                                                     ----------
      Total                                          $4,562,607
                                                     ==========


All of the Company's property is in good condition and is suitable for its intended purposes.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 3.  Legal Proceedings
-------  -----------------
In July 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order and received a favorable decision from the Superior Court of Fulton County, Georgia (the "Superior Court"). The Georgia PSC appealed the Superior Court's decision, and in 1997, the Georgia Court of Appeals reversed the Superior Court's decision. The Company petitioned the Georgia Supreme Court requesting that the Georgia Court of Appeals decision be reversed. In October 1998, the Georgia Supreme Court upheld the Appellate Court's ruling that the Georgia PSC had the authority to order the rate reductions. The case was returned to the Superior Court for it to rule on the issues it had not previously decided. In April 1999, the Superior Court found that, with respect to the July 1996 order, the Georgia PSC did not provide ALLTEL with sufficient notice of the charges against the Company, did not provide ALLTEL a fair opportunity to present its case and respond to the charges, and failed to satisfy its burden of proving that ALLTEL's rates were unjust and unreasonable. Further, the Superior Court found that the July 1996 order was an unlawful attempt to retroactively reduce ALLTEL's rates and certain statutory revenue recoveries. For each of these independent reasons, the Superior Court vacated and reversed the July 1996 order and remanded the case with instructions to dismiss the case. The Georgia PSC appealed the Superior Court's April 1999 decision.

At December 31, 1999, the maximum possible liability to the Company related to this case is $84 million, plus interest at 7 percent accruing to July 1996. Since the Company believes that it will prevail in this case, the Company has not implemented any revenue reductions or established any reserves for refund related to this matter at this time. (See Note 14 to the Consolidated Financial Statements, page 53 of ALLTEL's 1999 Annual Report to Stockholders which is incorporated herein by reference, for additional information related to this matter.)

The Company is party to various other legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

To the knowledge of the Company's management, no other material legal proceedings, either private or governmental, are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
No matters were submitted to the security holders for a vote during the fourth quarter of 1999.

                               ALLTEL Corporation
                               Form 10-K, Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------
The outstanding shares of ALLTEL's Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT. The following table reflects the range of high, low and closing prices of ALLTEL's Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 1999 and 1998:

                                                 Dividend
 Year   Qtr.   High        Low        Close      Declared
 ----   ----   ----        ---        -----      --------
 1999   4th    91 13/16    69 13/16   82 11/16     $.320
        3rd    75          65 5/8     70 3/8       $.305
        2nd    74 9/16     62 3/8     71 1/2       $.305
        1st    67 1/2      56 5/16    62 3/8       $.305

 1998   4th    61 3/8      44         59 13/16     $.305
        3rd    48          38 1/4     47 1/8       $.290
        2nd    46 1/2      39 7/16    46 1/2       $.290
        1st    48 13/16    39 9/16    43 11/16     $.290

As of February 29, 2000, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 271,000.

Item 6.  Selected Financial Data
-------  -----------------------
For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page 40 of ALLTEL's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         --------------
For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages 29-38 of ALLTEL's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------
For information pertaining to the Company's market risk disclosures, refer to page 38 of ALLTEL's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------
For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages 39 and 41-57 of ALLTEL's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ----------------------------------------------------------------
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

                               ALLTEL Corporation
                               Form 10-K, Part III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------
For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

     Name             Age                 Position
     ----             ---                 --------
Joe T. Ford            62     Chairman and Chief Executive Officer
Dennis E. Foster       59     Vice Chairman
Scott T. Ford          37     President and Chief Operating Officer
Kevin L. Beebe         40     Group President - Communications
Michael T. Flynn       51     Group President - Communications
Jeffrey H. Fox         37     Group President - Information Services
Francis X. Frantz      46     Executive Vice President - External Affairs,
                                  General Counsel and Secretary
Jeffery R. Gardner     40     Senior Vice President - Chief Financial Officer
John S. Haley          44     Senior Vice President - Chief Technology Officer
Keith A. Kostuch       37     Senior Vice President - Strategic Planning
Frank A. O'Mara        39     Vice President - Human Resources
David A. Gatewood      42     Controller
John M. Mueller        50     Treasurer

There are no arrangements between any officer and any other person pursuant to which he was selected as an officer.

Except for Dennis E. Foster, Scott T. Ford, Kevin L. Beebe, Jeffrey H. Fox, Jeffery R. Gardner, Keith A. Kostuch and Frank A. O'Mara each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years.

Prior to joining ALLTEL in October 1999, Mr. Kostuch served as Vice President and Director with The Boston Consulting Group, Inc. ("BCG"). In his role with BCG, Mr. Kostuch specialized in strategic and corporate development, including mergers and acquisitions. Prior to joining ALLTEL in 1997, Mr. O'Mara served as legal counsel for KIM Sports Management.

Prior to joining ALLTEL in July 1998, Messrs. Foster, Beebe and Gardner were executive officers of 360. Mr. Foster was President and Chief Executive Officer of 360 since February 1996. Mr. Foster had been elected President of 360 in March 1993. Mr. Foster also served as President and Chief Operating Officer of the Cellular and Wireless Division of Sprint Corporation from March 1993 to January 1996. Mr. Beebe was Executive Vice President-Operations of 360 since February 1996. Mr. Beebe joined 360 in February 1994 as Vice President-Marketing and Administration, and in February 1995, he became Vice President-Operations. Mr. Gardner was Senior Vice President-Finance of 360since July 1997. Mr. Gardner served as President of 360's Mid-Atlantic regional operations from February 1994 to June 1997.

Prior to joining ALLTEL in January 1996, Scott T. Ford served as Assistant to the Chairman of Stephens Group, Inc. of Little Rock, Arkansas. Scott T. Ford is the son of Joe T. Ford. Prior to joining ALLTEL in 1996, Mr. Fox served as Vice President at Stephens Group, Inc. of Little Rock, Arkansas.

                               ALLTEL Corporation
                               Form 10-K, Part III

Item 11.  Executive Compensation
--------  ----------------------
For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

                               Form 10-K, Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

(a) The following documents are filed as a part of this report:

      1.  Financial Statements:
          --------------------
          The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries, included in the annual report of ALLTEL Corporation to its stockholders for the year ended December 31, 1999, are incorporated herein by reference:

                                                                   Annual Report
                                                                    Page Number
                                                                   -------------
          Report of Independent Public Accountants                       39
          Consolidated Statements of Income -
                for the years ended December 31, 1999, 1998 and 1997     41
          Consolidated Balance Sheets - December 31, 1999 and 1998      42-43
          Consolidated Statements of Cash Flows -
                for the years ended December 31, 1999, 1998 and 1997     44
          Consolidated Statements of Shareholders' Equity -
                for the years ended December 31, 1999, 1998 and 1997     45
          Notes to Consolidated Financial Statements                    46-57

                                                                     Form 10-K
      2.   Financial Statement Schedules:                           Page Number
           -----------------------------                            -----------
           Report of Independent Public Accountants                      23
           Schedule II.  Valuation and Qualifying Accounts               24

      3.   Exhibits:
           --------
           See "Exhibit Index" located on page 25-30 of this document.

                               ALLTEL Corporation
                               Form 10-K, Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
-------   ----------------------------------------------------------------
          (continued):

(b) Reports on Form 8-K:

    Current Report on Form 8-K dated January 7, 2000, reporting under Item 7, Financial Statements and Exhibits, ALLTEL filed restated audited financial statements for the three years in the period ended December 31, 1998, to reflect the Company's September 30, 1999 mergers with Liberty Cellular, Inc. and its affiliate, KINI L.C., and the Company's July 2, 1999 merger with Aliant Communications Inc. The mergers had been accounted for as poolings-of-interests.

    Current Report on Form 8-K dated January 31, 2000, reporting under Item 5, Other Events, the Company's Press Release announcing the agreements between ALLTEL, Bell Atlantic, GTE and Vodafone Airtouch to exchange wireless properties in 13 states.

    No other reports on Form 8-K were filed during the fourth quarter of 1999.

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


        ALLTEL Corporation
        ------------------
            Registrant


By   /s/ Joe T. Ford
  -------------------------------------------------
  Joe T. Ford, Chairman and Chief Executive Officer    Date:  March 3, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Jeffery R. Gardner
  -------------------------------------------------
  Jeffery R. Gardner, Senior Vice President -          Date:  March 3, 2000
     Chief Financial Officer
     (Principal Financial Officer)

* Joe T. Ford, Chairman, Chief Executive Officer and Director

* Dennis E. Foster, Vice Chairman and Director

* Scott T. Ford, President, Chief Operating Officer
     and Director
                                                       By /s/ Jeffery R. Gardner
                                                          ----------------------
* David A. Gatewood, Controller                          * (Jeffery R. Gardner,
     (Prinicipal Accounting Officer)                        Attorney-in-fact)
                                                       Date:  March 3, 2000
* John R. Belk, Director

* Lawrence L. Gellerstedt III, Director

* Charles H. Goodman, Director

* W. W. Johnson, Director

* Emon A. Mahony, Jr., Director

* John P. McConnell, Director

* Josie C. Natori, Director

* Frank E. Reed, Director

* Ronald Townsend, Director

* William H. Zimmer, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
    ALLTEL Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements included in ALLTEL Corporation's Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 24 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                          /s/ARTHUR ANDERSEN LLP



Little Rock, Arkansas,
February 1, 2000

                                                           ALLTEL CORPORATION
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                         (Dollars in Thousands)


           Column A                        Column B                  Column C                    Column D              Column E
           --------                        --------                  --------                    --------              --------
                                                                        Additions
                                                             ---------------------------
                                           Balance at          Charged          Charged                               Balance at
                                           Beginning         to Cost and        to Other         Deductions             End of
         Description                       of Period          Expenses          Accounts           Describe              Period
         -----------                       ---------          --------          --------           --------            --------
Allowance for doubtful accounts,
    customers and others:
       For the years ended:
             December 31, 1999              $30,207           $ 97,659          $     -         $ 92,849 (A)          $35,017
             December 31, 1998              $26,221           $ 77,621          $    72         $ 73,707 (A)          $30,207
             December 31, 1997              $29,122           $ 68,012          $  (227)        $ 70,686 (A)          $26,221

Valuation allowance for deferred tax assets:
       For the years ended:
             December 31, 1999              $15,347           $ (3,643)         $     -         $      -              $11,704
             December 31, 1998              $19,562           $ (4,215)         $     -         $      -              $15,347
             December 31, 1997              $10,149           $ (1,478)         $10,891         $      -              $19,562

Accrued liabilities related to merger
  and integration expenses and other
  charges:
       For the years ended:
             December 31, 1999              $91,281           $ 90,520 (B)      $     -         $115,328 (C)          $66,473
             December 31, 1998              $     -           $252,000 (D)      $     -         $160,719 (E)          $91,281

       Notes:
       ------
       (A)  Accounts charged off net of recoveries of amounts previously written off.
       (B)  During the third quarter of 1999, the Company recorded merger and integration expenses and other charges related to the closing of its  mergers with Aliant Communications Inc., Liberty Cellular, Inc., its affiliate KINI L.C., Advanced
            Information Resources, Limited and Southern Data Systems and with certain loss contingencies and other restructuring activities.
       (C)  Includes cash outlay of $105,562 for expenses paid for as of December 31, 1999 and a non-cash charge of $9,766 resulting from write-downs in the carrying value of certain in-process software development assets with no alternative future use or functionality and capitalized leasehold improvements related to leased facilities abandoned by the Company.
       (D)  During the third quarter of 1998, the Company recorded merger and integration expenses related to the closing of its merger with 360 Communications Company.
       (E)  Includes cash outlay of $85,919 for expenses paid for as of December 31, 1998 and a non-cash charge of $74,800 resulting from the write-down in the carrying value of certain in-process software development assets with no alternative future use or functionality and a write-down in the carrying value of certain assets resulting from the immediate abandonment of the buildout of three PCS markets.
       (F)  See Note 9 on pages 51-52 of ALLTEL's 1999 Annual Report to Stockholders, which is incorporated herein by reference, for additional information regarding the merger and integration expenses and other charges recorded by the Company in 1999 in 1998.

                                  EXHIBIT INDEX

Number and Name                                                             Page
---------------                                                             ----
  (3)(a)     Amended and Restated Certificate of Incorporation of            *
             ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).

     (a)(1)  Amendment No. 1 to Amended and Restated Certificate of          *
             Incorporation of ALLTEL Corporation (incorporated herein by reference to Annex F of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6,
             1998).

     (b)     By-Laws of ALLTEL Corporation (As amended as of January 29,     *
             1998). (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1997).

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

    (b)      Amended and Restated Employment Agreement by and between        *
             the Company and Dennis E. Foster1994 (incorporated herein by reference to Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1998).

    (c)(1)   Change in Control Agreement by and between the Company and      *
             Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).

    (c)(2)   Change in Control Agreement by and between the Company and      *
             Kevin L. Beebe effective as of July 23, 1998(incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1998).


* Incorporated herein by reference as indicated.

-------------
Number and Name                                                             Page
---------------                                                             ----
(10)(c)(3) Change in Control Agreement by and between the Company            *
           and Michael T. Flynn effective as of July 23, 1998.
           (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1998).

    (c)(4) Change in Control Agreement by and between the Company            *
           and Jeffrey H. Fox effective as of January 30, 1997.
           (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1998).

    (c)(5) Change in Control Agreement by and between the Company            *
           and Francis X. Frantz effective as of October 24, 1994
           (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1994).

    (c)(6) Change in Control Agreement by and between the Company and        *
           Jeffrey R. Gardner effective as of January 28, 1999
           (incorporated herein by reference to Exhibit 10(c)(8) to Form 10-K for the fiscal year ended December 31, 1998).

    (d)(1) Split-dollar Life Insurance Agreement by and between the          *
           Company and Francis X. Frantz effective as of March 1,
           1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form 10-K for the fiscal year ended December 31, 1994).

    (e)(1) ALLTEL Corporation Supplemental Executive Retirement Plan,        *
           effective October 24, 1994 (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended December 31, 1994).

    (f)(1) ALLTEL Corporation 1998 Management Deferred Compensation Plan,    *
           effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30,
           1998).

    (f)(2) ALLTEL Corporation 1998 Directors' Deferred Compensation Plan,    *
           effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30,
           1998).

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

* Incorporated herein by reference as indicated.

Number and Name                                                             Page
---------------                                                             ----
(10)(g)(6)  ALLTEL Corporation l998 Equity Incentive Plan (incorporated      *
            herein by reference to Annex G of ALLTEL Corporation
            Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).

    (h)     Systematics, Inc. 1981 Incentive Stock Option Plan and           *
            Amendment No. 1 thereto (incorporated herein by reference to Form S-8 (File No. 33-35343) of ALLTEL Corporation filed with the Commission on June 11, 1990).

    (h)(1)  Amended and Restated 360 Communications Company                  *
            1996 Equity Incentive Plan (incorporated herein by reference to Form S-8 (File No. 333-88923) of ALLTEL
            Corporation filed with the Commission on October 13,
            1999).

    (h)(2)  Lincoln Telecommunications Company 1989 Stock and                *
            Incentive Stock Plan (incorporated herein by reference to Form S-8 (File No. 333-88907) of ALLTEL Corporation filed with the Commission on October 13, 1999).

    (i)     ALLTEL Corporation Performance Incentive Compensation Plan       *
            as amended, effective January 1, 1993 (Exhibit 10(i) to
            Form SE dated February 17, 1993).

    (i)(1)  Amendment No. 1 to ALLTEL Corporation Performance                *
            Incentive Compensation Plan (January 1, 1993
            Restatement), amendment effective January 29, 1998,
            (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended December 31, 1997).

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

    (j)(2)  Amendment No. 2 to ALLTEL Corporation Long-Term                  *
            Performance Incentive Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998, (incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended December 31, 1997).

    (k)     ALLTEL Corporation Pension Plan (January 1, 1994                 *
            Restatement) (incorporated herein by reference to
            Exhibit 10(k) to Form 10-K for the fiscal year ended
            December 31, 1994).

    (k)(1)  Amendment No. 1 to ALLTEL Corporation Pension Plan               *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended March 31, 1995).

* Incorporated herein by reference as indicated.

-------------
Number and Name                                                             Page
---------------                                                             ----
(10)(k)(2)  Amendments No. 2 and 3 to ALLTEL Corporation Pension Plan        *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(2) to Form 10-Q for the period ended June 30, 1995).

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

    (k)(7)  Amendments No. 11 and 12 to ALLTEL Corporation Pension Plan      *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(7) to Form 10-K for the fiscal year ended December 31, 1997).

    (k)(8)  Amendment No. 13 to ALLTEL Corporation Pension Plan              *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(8) to Form 10-Q for the period ended
            September 30, 1999).

    (k)(9)  Amendment No. 14 to ALLTEL Corporation Pension Plan             85
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


* Incorporated herein by reference as indicated.

-------------
Number and Name                                                             Page
---------------                                                             ----
(10)(l)(4)  Amendment No. 6 to ALLTEL Corporation Profit-Sharing Plan        *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(4) to Form 10-Q for the period ended March 31,
            1997).

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

    (l)(7)  Amendments No. 9 and 10 to ALLTEL Corporation Profit-Sharing     *
            Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(7) to Form 10-K for the fiscal year ended December 31, 1998).

    (l)(8)  Amendment No. 11 to ALLTEL Corporation Profit-Sharing Plan       *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(8) to Form 10-Q for the period ended June 30,
            1999).

    (l)(9)  Amendment No. 12 to ALLTEL Corporation Profit-Sharing Plan       *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(9) to Form 10-Q for the period ended
            September 30, 1999).

    (l)(10) Amendment No. 13 to ALLTEL Corporation Profit-Sharing Plan      92
            (January 1, 1994 Restatement).

    (m)     ALLTEL Corporation Benefit Restoration Plan (January 1,          *
            1996 Restatement). (incorporated herein by reference to
            Exhibit 10(m) to Form 10-K for the fiscal year ended
            December 31, 1995).

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


* Incorporated herein by reference as indicated.

-------------
Number and Name                                                             Page
---------------                                                             ----
(10)(o)(3)  Amended and Restated Amendment No. 4 and Amendment No. 5         *
            to ALLTEL Corporation Thrift Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form
           10-K for the fiscal year ended December 31, 1996).

    (o)(4)  Amendment No. 6 to ALLTEL Corporation Thrift Plan (January 1,    *
            1994 Restatement) (incorporated herein by reference to
            Exhibit 10(o)(4) to Form 10-Q for the period ended
            March 31, 1997).

    (o)(5)  Amendment No. 7 to ALLTEL Corporation Thrift Plan (January 1,    *
            1994 Restatement) (incorporated herein by reference to
            Exhibit 10(o)(5) to Form 10-K for the fiscal year ended
            December 31, 1997).

    (o)(6)  Amendments No. 8 and 9 to ALLTEL Corporation Thrift Plan         *
            (January 1, 1994Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-Q for the period ended
            March 31, 1998).

    (o)(7)  Amendments No. 10, 11 and 12 to ALLTEL Corporation Thrift Plan   *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-K for the fiscal year ended December 31, 1998).

    (o)(8)  Amendments No. 13 and 14 to ALLTEL Corporation Thrift Plan       *
            (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(9) to Form 10-Q for the period ended
            September 30, 1999).

    (o)(9)  Amendments No. 15 and 16 to ALLTEL Corporation Thrift Plan      100
            (January 1, 1994 Restatement).

(11)        Statement re computation of per share earnings.                  31

(13)        Annual report to stockholders for the year ended                 35
            December 31, 1999. Such report, except for the portions incorporated by reference herein, is furnished for the information of the Commission and is not "filed" as part of this report.

(21)        Subsidiaries of ALLTEL Corporation.                              32

(23)        Consent of Arthur Andersen LLP.                                  83

(24)        Powers of attorney.                                              84

(27)        Financial Data Schedule for the year ended                      107
            December 31, 1999.

(99)(a)     Annual report on Form 11-K for the ALLTEL Corporation            --
            Thrift Plan for the year ended December 31, 1999, will be filed by amendment.




* Incorporated herein by reference as indicated.