Form 10-K/A
period 1999-12-31
ALLTEL CORP
filed 2000-04-28
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

               AMENDMENT NO. 1 TO ANNUAL REPORT FILED PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-4996
                                                -------

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

       Aggregate market value of voting stock held by non-affiliates as of
February 29, 2000 -            $18,281,386,792
                    --------------------------

       Common shares outstanding, February 29, 2000 -        315,196,324
                                                      ------------------


                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                       Incorporated Into
--------                                                       -----------------
Proxy statement for the 2000 Annual Meeting
   of stockholders                                             Part III
The Exhibit Index is located on page 2 of this amendment.

                                    SIGNATURE

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1999 Annual Report on Form 10-K as set forth in the pages attached hereto;

              (list all such items, financial statements, exhibits
                           or other portions amended)


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ALLTEL CORPORATION
                                 -----------------------------------------------
                                                   (Registrant)


                                              /s/ Jeffery R. Gardner
                                 -----------------------------------------------
                                                  Jeffery R. Gardner
                                 Senior Vice President - Chief Financial Officer
                                                   April 28, 2000

                               ALLTEL Corporation
                       Securities and Exchange Commission
                               Form 10-K, Part IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K:

           3.  Exhibits:

                 See "Exhibit Index" located on page 2 of this amendment.

                                  EXHIBIT INDEX

Number and Name
---------------

   (23)(a)    Consent of Arthur Andersen LLP (filed herewith).

   (99)(a) Form 11-K information for the ALLTEL Corporation Thrift Plan as of December 31, 1999 and 1998 and for the year ended December 31, 1999 (filed herewith).

   (99)(b) Form 11-K information for the 360 Communications Company Retirement Savings Plan as of August 1, 1999 and December 31, 1998 and for the period January 1, 1999 to August 1, 1999 (filed herewith).