Form 10-Q
period 2000-03-31
ALLTEL CORP
filed 2000-05-12
CIK 65873

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                                 --------------
                                    OR

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

    Number of common shares outstanding as of March 31, 2000:

                                          315,279,643

                                          -----------

    The Exhibit Index is located at sequential page 19.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

-------  --------------------

           The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for periods ended March 31, 2000 and 1999, a copy of which is attached hereto as Exhibit 19, are incorporated herein by reference:

           Consolidated Statements of Income - for the three and twelve months ended March 31, 2000 and 1999.

           Consolidated Balance Sheets - March 31, 2000 and 1999 and
             December 31, 1999.

           Consolidated Statements of Cash Flows - for the three and twelve months ended March 31, 2000 and 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2000 and 1999, and the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1999.

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

COMPLETION OF MERGERS

    On September 30, 1999, the Company completed mergers with Liberty Cellular, Inc. ("Liberty") and its affiliate KINI L.C. On July 2, 1999, the Company completed its merger with Aliant Communications Inc. ("Aliant"). The mergers were accounted for as poolings-of-interests; and accordingly, all prior period financial information was restated to include the operations of Aliant, Liberty and KINI L.C.

    In January 1999, the Company completed a merger with Standard Group, Inc. ("Standard"). In September 1999, the Company also completed mergers with Advanced Information Resources, Limited ("AIR") and Southern Data Systems ("Southern Data"). In connection with these mergers, approximately 6.5 million shares of ALLTEL common shares were issued. All three mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. Prior period financial information was not restated, since the operations of the three acquired companies were not significant to ALLTEL's consolidated financial statements on either a separate or aggregate basis. The accompanying consolidated financial statements include the accounts and results of operations of Standard, AIR and Southern Data from the applicable date of acquisition.

    See Note 2 to the unaudited consolidated financial statements for additional information regarding the merger transactions. As further discussed below, results for the three and twelve months ended March 31, 2000 were affected by merger and integration expenses and other non-recurring and unusual items.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended             Twelve Months Ended
                                                                        March 31,                      March 31,
                                                               -------------------------      -------------------------
(Dollars in thousands, except per share amounts)                     2000           1999            2000           1999
-----------------------------------------------------------------------------------------------------------------------
Revenues and sales                                             $1,603,429     $1,483,753      $6,421,947     $5,831,253
Operating income                                               $  405,445     $  373,402      $1,557,150     $1,098,155
Net income                                                     $  216,042     $  186,544      $  813,132     $  605,331
Basic earnings per share                                             $.69           $.60           $2.59          $1.97
Diluted earnings per share                                           $.68           $.59           $2.56          $1.95
-----------------------------------------------------------------------------------------------------------------------

    Operating results for the three and twelve months ended March 31, 2000 summarized in the above table reflect strong market demand for the Company's communications services as highlighted by the strong performance of ALLTEL's wireless and wireline businesses.

    Reported operating income, net income and earnings per share for the three and twelve month periods ended March 31, 2000 and for the twelve month period ended March 31, 1999 include the effects of various non-recurring and unusual items. Adjusted to exclude the effects of these non-recurring and unusual items in each period, operating income would have increased $42.2 million or 11 percent and $252.7 million or 18 percent, and net income would have increased $35.4 million or 19 percent and $155.3 million or 22 percent in the three and twelve month periods ended March 31, 2000, respectively. In addition, when excluding the effects of the non-recurring and unusual items, basic earnings per share would have increased 17 percent and 19 percent and diluted earnings per share would have increased 19 percent in both the three and twelve month periods ended March 31, 2000, respectively.

    Operating income, net income and earnings per share adjusted for the non-extraordinary, non-recurring and unusual items are summarized in the following table:


-----------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended           Twelve Months Ended
                                                                        March 31,                     March 31,
                                                                 -----------------------      -------------------------
(Dollars in thousands, except per share amounts)                     2000           1999            2000           1999
-----------------------------------------------------------------------------------------------------------------------
Operating income, as reported                                    $405,445       $373,402      $1,557,150     $1,098,155
Non-recurring and unusual items:
    Merger and integration expenses and other charges              10,136              -         100,656        252,000
    Provision to reduce carrying value of certain assets                -              -               -         55,000
                                                                 --------       --------      ----------     ----------
Operating income, as adjusted                                    $415,581       $373,402      $1,657,806     $1,405,155
-----------------------------------------------------------------------------------------------------------------------
Net income, as reported                                          $216,042       $186,544      $  813,132     $  605,331
Non-recurring and unusual items, net of tax:
    Merger and integration expenses and other charges               5,879              -          71,923        200,995
    Provision to reduce carrying value of certain assets                -              -               -         33,605
    Gain on disposal of assets and other                                -              -         (27,185)      (137,325)
                                                                 --------       --------      ----------     ----------
Net income, as adjusted                                          $221,921       $186,544      $  857,870     $  702,606
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share, as reported                                $.69           $.60           $2.59          $1.97
Non-recurring and unusual items, net of tax:
    Merger and integration expenses and other charges                 .01              -             .23            .66
    Provision to reduce carrying value of certain assets                -              -               -            .11
    Gain on disposal of assets and other                                -              -            (.09)          (.45)
                                                                     ----           ----           -----          -----
Basic earnings per share, as adjusted                                $.70           $.60           $2.73          $2.29
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share, as reported                              $.68           $.59           $2.56          $1.95
Non-recurring and unusual items, net of tax:
    Merger and integration expenses and other charges                 .02              -             .23            .65
    Provision to reduce carrying value of certain assets                -              -               -            .11
    Gain on disposal of assets and other                                -              -            (.09)          (.45)
                                                                     ----           ----           -----          -----
Diluted earnings per share, as adjusted                              $.70           $.59           $2.70          $2.26
-----------------------------------------------------------------------------------------------------------------------

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

Merger and Integration Expenses and Other Charges

-------------------------------------------------

    In an effort to improve the operating efficiency of its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned, net of anticipated sublease income.

    During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, AIR and Southern Data and with certain loss contingencies and other restructuring activities. The merger and integration expenses totaled $73.4 million and consisted of professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that had no future alternative use or functionality. The other integration costs also included branding and signage costs of $4.1 million and other expenses of $2.2 million incurred in the third quarter of 1999. The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, ALLTEL will convert the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in November 1999, with conversion of the Aliant operations scheduled to begin in early 2001. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in the third quarter of 1998, as discussed below. Through March 31, 2000, the Company has paid Convergys $30.0 million of the termination fee with the remaining payments due in installments through 2001.

    During the third quarter of 1999, the Company also recorded a restructuring charge of $17.1 million consisting of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represent the minimum estimated contractual commitments over the next one to four years for leased facilities that the Company has abandoned.

    During the third quarter of 1998, the Company recorded transaction costs and one-time charges totaling $252.0 million on a pretax basis related to the closing of its merger with 360. The merger and integration expenses included professional and financial advisors' fees of $31.5 million, severance and employee-related expenses of $48.7 million and integration costs of $171.8 million. The integration costs included a $60.0 million write-down in the carrying value of certain in-process software development assets which had no alternative use or functionality, $50.0 million of costs associated with the early termination of service obligations, branding and signage costs of $20.7 million, an $18.0 million write-down in the carrying value of certain assets resulting from a revised Personal Communications Services ("PCS") deployment plan, and other integration costs of $23.1 million. The $50.0 million of costs recorded for contract termination fees related to the long-term billing contract with Convergys. As previously noted, the Company and Convergys agreed upon a final termination fee of $55.0 million. The $18.0 million write-down in the carrying value of certain PCS-related assets included approximately $15.0 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, ALLTEL elected not to continue to complete construction of its PCS network in these three markets. The remaining $3.0 million of the PCS-related write-down represented cell site lease termination fees.

    At March 31, 2000, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $59.0 million, consisting of contract termination fees of $29.9 million, severance and employee-related expenses of $17.5 million, lease cancellation and termination costs of $7.7 million, and other integration costs of $3.9 million. Of the remaining contract termination fees, $20.0 million will be paid by December 31, 2000 and $9.9 million in 2001. Cash outlays for the remaining employee-related expenses, lease termination fees and other integration costs are expected to be substantially completed by September 2000. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. As a result of its integration and restructuring efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of approximately $128 million in 2000. The Company estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. (See Note 3 to the unaudited consolidated financial statements for additional information regarding the merger and integration expenses and other charges).

Provision to Reduce Carrying Value of Certain Assets
----------------------------------------------------

    During the third quarter of 1998, the Company recorded a $55.0 million non-recurring operating expense related to its contract with GTE Corporation ("GTE"). This expense represented a reduction in the cumulative gross margin earned under the GTE contract. Due to its pending merger with Bell Atlantic Corporation ("Bell Atlantic"), GTE re-evaluated its billing and customer care requirements and modified its billing conversion plans.

Gain on Disposal of Assets and Other
------------------------------------

    During the fourth quarter of 1999, the Company recorded a pretax gain of $43.1 million from the sale of a portion of its investment in MCI WorldCom, Inc. ("MCI WorldCom") common stock. During the twelve month period ended March 31, 1999, the Company recorded pretax gains totaling $229.1 million from the sale of a portion of its investment in MCI WorldCom common stock. These gains were partially offset by termination fees of $3.5 million associated with the early retirement of long-term debt by a subsidiary.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations
-------------------------------------------------------------------------------
                            Three Months Ended          Twelve Months Ended
(Dollars in thousands)           March 31,                    March 31,
-------------------------------------------------------------------------------
                               2000         1999             2000          1999
                               ----         ----             ----          ----
Revenues and sales         $695,230     $634,585       $2,803,896    $2,453,040
Operating income           $220,689     $196,716       $  910,451    $  736,781
-------------------------------------------------------------------------------

    Wireless revenues and sales increased $60.6 million or 10 percent and $350.9 million or 14 percent for the three and twelve month periods ended March 31, 2000, respectively. Operating income increased $24.0 million or 12 percent and $173.7 million or 24 percent for the three and twelve month periods ended
March 31, 2000, respectively. During the past twelve month period, customer growth remained strong as the number of wireless customers grew to 5,123,457 from 4,639,171, an increase of 484,286 customers or 10 percent. During the last nine months of 1999, ALLTEL purchased wireless properties in Alabama and Colorado and acquired a majority ownership interest in a wireless property in Illinois. These transactions accounted for approximately 61,000 of the overall increase in wireless customers that occurred during the past twelve month period. Including the effect of acquisitions, ALLTEL placed more than 482,000 gross units in service during the first three months of 2000, compared to 504,000 gross units for the same period of 1999. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 13.0 percent as of March 31, 2000. Customer churn (average monthly rate of customer disconnects) increased slightly and was
2.35 percent and 2.23 percent for the three and twelve months ended March 31, 2000, respectively, compared to 2.23 percent and 2.12 percent for the same periods in 1999.

    Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers. Increases in local airtime and roaming revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. The acquisition of wireless properties accounted for approximately $74.2 million of the increase in revenues and sales in the twelve month period ended March 31, 2000. Average revenue per customer per month was $46.01 and $48.11 for the three and twelve months ended March 31, 2000, respectively, compared to $46.46 and $47.40 for the same two periods of 1999. Average revenue per customer per month continues to be affected by industry-wide trends of bundled rate plans, decreased roaming rates and continued penetration into lower-usage market segments. The Company expects these trends to continue. In addition, the growth rate of new customers is expected to decline as the Company's wireless customer base grows. Accordingly, future revenue growth will be dependent upon ALLTEL's success in maintaining customer growth in existing markets, increasing customer usage of the Company's network and providing customers with enhanced products and services.

    The growth in operating income for the periods ended March 31, 2000, primarily reflects the increases in revenues and sales noted above. Reductions in customer service-related expenses also contributed to the growth in operating income in the twelve month period ended March 31, 2000. Partially offsetting these increases in operating income in all periods were increases in advertising and other selling and marketing costs, consistent with the overall growth in revenues and sales and due to expanded competition in ALLTEL's service areas from other wireless service providers. Increased depreciation and amortization expense consistent with the growth in wireless plant in service, and increased network-related expenses consistent with the growth in customers and network traffic also affected operating income growth in all periods. The reduction in customer service-related expenses reflect cost savings realized as a result of the mergers with 360, Aliant and Liberty, which resulted in the elimination of certain duplicative salaries and other employee benefit costs.

    The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. Cost to acquire a new wireless customer was $284 and $304 for the three and twelve month periods ended March 31, 2000, respectively, compared to $302 and $286 for the same periods of 1999. The decrease in the cost to acquire a new customer in the three month period primarily reflects a reduction in sales commissions paid to national dealers due to proportionately lower sales generated from these external distribution channels. Although ALLTEL intends to continue to utilize its large dealer network, the Company has expanded its internal sales distribution channels to include its own retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels. The increase in cost to acquire a new customer in the twelve month period primarily reflects the increase in advertising and other selling and marketing costs noted above, as well as increased equipment costs consistent with the migration of customers to higher-priced digital phones.

Communications-Wireline Operations
--------------------------------------------------------------------------------
                                 Three Months Ended        Twelve Months Ended
(Dollars in thousands)                   March 31,                  March 31,
--------------------------------------------------------------------------------
                                       2000       1999         2000         1999
                                       ----       ----         ----         ----
Local service                      $200,270   $182,563   $  787,931   $  699,408
Network access and long-distance    205,578    190,312      794,222      715,617
Miscellaneous                        30,783     35,119      123,941      126,163
                                   --------   --------   ----------   ----------
    Total revenues and sales       $436,631   $407,994   $1,706,094   $1,541,188
Operating income                   $170,624   $147,367   $  642,321   $  545,479
--------------------------------------------------------------------------------

    Wireline revenues and sales increased $28.6 million or 7 percent and $164.9 million or 11 percent for the three and twelve months ended March 31, 2000, respectively. Wireline operating income increased $23.3 million or 16 percent and $96.8 million or 18 percent for the three and twelve month periods ended March 31, 2000, respectively. During the past twelve months, access line growth, including the sales of residential and second access lines, remained strong as the number of access lines grew to 2,483,616 from 2,333,629, an increase of 6 percent.

    Local service revenues increased $17.7 million or 10 percent and $88.5 million or 13 percent in the three and twelve month periods ended March 31, 2000, respectively. The increases in both periods primarily reflect growth in customer access lines, as noted above. Revenues from custom calling and other enhanced services increased $3.4 million and $15.5 million in the three and twelve month periods ended March 31, 2000, respectively, also contributing to the overall growth in local service revenues in both periods. Local service revenues also reflect the reclassification of certain service-related revenues from miscellaneous revenues, which accounted for $3.1 million of the overall increases in local service revenues for the three and twelve months ended
March 31, 2000. Additionally, the acquisition of Standard accounted for $28.6 million of the increase in local service revenues in the twelve month period of 2000.

    Network access and long-distance revenues increased $15.3 million or 8 percent and $78.6 million or 11 percent for the three and twelve month periods ended March 31, 2000, respectively. The increases in both periods primarily reflect growth in customer access lines and higher volumes of access usage. The acquisition of Standard accounted for $44.0 million of the increase in network access and long-distance revenues in the twelve month period of 2000. The increases in network access and long-distance revenues in both periods attributable to growth in customer access lines and increased access usage were partially offset by a reduction in intrastate toll revenues.

    Miscellaneous revenues decreased $4.3 million or 12 percent and $2.2 million or 2 percent for the three and twelve month periods ended March 31, 2000, respectively. The decreases in each period primarily reflect the reclassification of certain service-related revenues to local service revenues previously discussed.

    Growth in operating income for both periods of 2000 reflect the increases in wireline operating revenues and reductions in customer service and other general and administrative expenses, primarily resulting from the Company's third quarter 1999 restructuring efforts. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in network-related expenses, depreciation and amortization, data processing charges and selling and marketing expenses. The acquisition of Standard accounted for $32.2 million of the increase in operating income in the twelve month period of 2000. Network-related expenses, data processing charges and selling and marketing expenses increased in both periods primarily due to the growth in wireline customers and network usage, while depreciation and amortization expense increased in both periods primarily due to growth in wireline plant in service.

    As more fully discussed in Note 7 to the unaudited consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order and received a favorable decision from the Superior Court of Fulton County, Georgia, (the "Superior Court"). The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals reversed the Superior Court's decision. The Company appealed to the Georgia Supreme Court, and in October 1998, the Georgia Supreme Court, upheld the Georgia Court of Appeals' ruling. The case was returned to the Superior Court, and in April 1999, the Superior Court vacated and reversed the July 1996 order and remanded the case with instructions to dismiss. The Georgia PSC appealed the Superior Court's decision. On April 11, 2000, ALLTEL announced that it had reached an agreement with the Georgia PSC to settle this case. As part of the agreement, the Company agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, the Company agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions will total approximately $12 million during the remainder of 2000 and approximately $18 million annually thereafter. In exchange for the Company's commitments, the Georgia PSC agreed to withdraw its appeal of the Superior Court's April 1999 decision.

Regulatory Matters - Wireline Operations
----------------------------------------

    ALLTEL's wireline subsidiaries, except for the former Aliant operations, currently follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and
(2) significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

    While the Company believes that the application of SFAS 71 is still appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's wireline operations no longer being subject to SFAS 71 in the near future. If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that would be material. The non-cash charge would include the write-off of previously established regulatory assets and liabilities and an adjustment of accumulated depreciation to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had ALLTEL's wireline subsidiaries not been subject to rate regulation.

    In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of Incumbent Local Exchange Carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was considered first by the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") and then by the U.S. Supreme Court ("Supreme Court"). In January 1999, the Supreme Court ruled that the FCC had the jurisdiction to carry out certain local competition provisions of the 96 Act. As part of its ruling, the Supreme Court reinstated the FCC's "pick and choose" rule. The Supreme Court remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules are consistent with the 96 Act. Other issues were remanded to the FCC.

    In November 1999, the FCC issued a decision outlining how it would interpret the "necessary" and "impair" standards set forth in the 96 Act, and which specific network elements it would require ILECs to unbundle as a result of its interpretation of those standards. The FCC reaffirmed that ILECs must provide unbundled access to the following network elements: loops, including loops used to provide high-capacity and advanced telecommunications services, network interface devices, local circuit switching, dedicated and shared transport, signaling and call-related databases, and operations support systems. The FCC also imposed on ILECs the obligation to unbundle other network elements including access to sub-loops or portions of sub-loops, fiber optic loops and transport. At this time, the FCC declined to impose any obligations on ILECs to provide unbundled access to packet switching or to digital subscriber line access multiplexers. The FCC has adopted national rules for the unbundling of the high frequency portion of the local loop. The FCC also began a rulemaking regarding the ability of carriers to use certain unbundled network elements as a substitute for the ILEC's special access services.

    In October 1999, the FCC adopted two orders involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forwarding-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC reiterated that the high-cost support mechanism for rural carriers is not scheduled to be revised until January 1, 2001, at the earliest. The FCC also clarified its interpretation of the definition of a "rural telephone company" under the 96 Act to refer to the legal entity that provides local exchange services. By May 1, 2000, states are required to establish different rates for pricing interconnection and unbundled network elements in at least three defined geographic areas within the state to reflect geographic cost differences. Based upon ALLTEL's review of the FCC's current regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's rural rate-of-return wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy may change from being based on actual costs to being based on a proxy model for ALLTEL's rural rate-of-return subsidiaries.

    Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its wireline subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina and Texas. The Company also has an alternative regulation application pending in Pennsylvania. The Company continues to evaluate alternative regulation for its other wireline subsidiaries.

    The FCC instituted a rulemaking in June 1998 in which it proposed to amend the access charge rules for rate-of-return Local Exchange Carriers ("LECs") in a manner similar to that adopted earlier for price cap LECs. The FCC's proposal involves the modification of the transport rate structure, the reallocation of costs in the transport interconnection charge and amendments to reflect changes necessary to implement universal service. The issue of additional pricing flexibility for rate-of-return LECs is expected to be addressed in a subsequent phase of the proceeding. Once the access charge rules for rate-of-return LECs are finalized, ALLTEL will assess the impact, if any, the new rules will have on its wireline operations.

    The Company continues to evaluate rate-of-return regulation and price cap regulation with respect to interstate access services. Currently the Company's wireline subsidiaries remain under rate base rate-of-return regulation. For companies subject to rate-of-return regulation, the FCC authorizes a rate-of-return that telephone companies may earn on interstate services they provide. In October 1998, the FCC began a proceeding to consider a represcription of the authorized rate of return for the interstate access services of approximately 1,300 ILECs, including ALLTEL's wireline subsidiaries. The currently prescribed rate of return is 11.25 percent. The purpose of the FCC's proceeding is to determine whether the prescribed rate of return corresponds to current market conditions and whether the rate should be changed. A decision by the FCC related to this matter may be issued later this year. However, ALLTEL and other ILECs have asked the FCC to address other important issues relating to universal service, interconnection and access reform before considering any represcription of the authorized return. The Company's wireline subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

    Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and future competition will have on its wireline operations.

Communications-Emerging Businesses Operations
---------------------------------------------------------------------------
                           Three Months Ended         Twelve Months Ended
(Dollars in thousands)          March 31,                   March 31,
---------------------------------------------------------------------------
                               2000       1999           2000          1999
                               ----       ----           ----          ----
Revenues and sales         $ 88,642    $59,443       $309,449      $192,992
Operating loss             $(13,423)   $(9,646)      $(51,018)     $(43,280)
---------------------------------------------------------------------------

    Emerging businesses consist of the Company's long-distance, Internet access, CLEC, network management and PCS operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. During 1999, ALLTEL expanded its CLEC product offering to include residential customers in additional markets in Arkansas, Florida, Nebraska, North Carolina, Pennsylvania and Virginia. During 2000, ALLTEL plans to offer CLEC services in additional markets in Alabama, Georgia, Missouri and South Carolina. Network management services are marketed to business customers in select areas. ALLTEL currently offers PCS in Jacksonville, Fla. and in the Birmingham and Mobile, Ala. markets.

    Emerging businesses' revenues and sales increased $29.2 million or 49 percent and $116.5 million or 60 percent for the three and twelve month periods ended March 31, 2000. The increases in revenues and sales in both periods primarily reflect growth in the long-distance, CLEC and Internet operations, primarily driven by growth in ALLTEL's customer base for these services. Long-distance revenues increased $16.3 million and $56.2 million in the three and twelve month periods ended March 31, 2000, respectively, while CLEC revenues increased $3.2 million and $16.0 million for the same periods of 2000, respectively. Additionally, during the three and twelve month periods of 2000, Internet revenues increased $2.9 million and $15.6 million, respectively. Operating losses sustained by emerging businesses increased $3.8 million or 39 percent and $7.7 million or 18 percent for the three and twelve month periods ended March 31, 2000, respectively, primarily due to expansion of the CLEC operations.

Information Services Operations
-------------------------------------------------------------------------------
                            Three Months Ended          Twelve Months Ended
(Dollars in thousands)           March 31,                    March 31,
-------------------------------------------------------------------------------
                               2000         1999           2000            1999
                               ----         ----           ----            ----
Revenues and sales         $310,830     $305,398     $1,250,935      $1,200,305
Operating income           $ 42,073     $ 40,452     $  176,937      $  166,278
-------------------------------------------------------------------------------

    Information services revenues and sales increased $5.4 million or 2 percent and $50.6 million or 4 percent for the three and twelve month periods ended March 31, 2000, respectively. Revenues and sales increased in both periods of 2000, primarily due to growth in the telecommunications outsourcing operations, which increased $8.6 million and $67.8 million in the three and twelve month periods, respectively. The increases in telecommunications revenues in both periods primarily reflect additional billings to affiliates as a result of the Company's recent acquisitions. Revenue growth from the telecommunications operations was partially offset by decreased revenues from the financial services business. Financial services revenues, including the residential lending and international operations, decreased in both periods of 2000 as revenues earned from new and existing contracts were more than offset by reduced revenues from selected large customers and contract terminations. These reduced revenue streams primarily reflect the merger and consolidation activity in the domestic financial services industry. Financial services revenues for the three and twelve months ended March 31, 2000 were also affected by a $5.3 million unfavorable cumulative adjustment related to an outsourcing agreement accounted for under the percentage-of-completion method.

    Operating income increased $1.6 million or 4 percent and $10.7 million or 6 percent for the three and twelve month periods ended March 31, 2000, respectively. The increase in operating income in the three month period primarily reflects the growth in revenues and sales noted above, partially offset by lower margins earned by the financial services operations. The increase in operating income for the twelve month period reflects the growth in revenues and sales noted above and improved profit margins realized from the telecommunications operations. These increases in operating income were partially offset by lower margins realized by the financial services business. Financial services operating margins for the three and twelve month periods were affected by the unfavorable revenue adjustment recorded in the first quarter of 2000 noted above. Financial services operating income for the twelve month period ended March 31, 2000 also includes a $4.6 million unfavorable cumulative margin adjustment related to another outsourcing agreement recorded in the second quarter of 1999. In addition to reflecting the affects of these unfavorable contract adjustments, financial services operating margins also decreased in both periods of 2000 due to the loss of higher margin operations due to contract terminations. Operating income growth for both periods of 2000 also reflects increases in depreciation and amortization expense. Depreciation and amortization expense increased in both periods of 2000 primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.

Other Operations
-------------------------------------------------------------------------------
                               Three Months Ended          Twelve Months Ended
(Dollars in thousands)              March 31,                     March 31,
-------------------------------------------------------------------------------
                                  2000         1999            2000        1999
                                  ----         ----            ----        ----
Revenues and sales            $138,031     $117,064        $600,785    $613,299
Operating income              $  4,375     $  4,250        $ 21,686    $ 25,039
-------------------------------------------------------------------------------

    Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $21.0 million or 18 percent and decreased $12.5 million or 2 percent for the three and twelve month periods ended March 31, 2000, respectively. Operating income increased $0.1 million or 3 percent and decreased $3.4 million or 13 percent for the three and twelve month periods ended March 31, 2000, respectively.

    Revenues and sales increased in the three month period of 2000 primarily due to additional sales of telecommunications and data products to affiliates. Sales to affiliates increased $16.1 million in the three month period ended March 31, 2000, primarily due to additional purchases made by the Company's wireline subsidiaries reflecting the Aliant and Standard acquisitions. Sales of telecommunications and data products decreased $27.0 million in the twelve month period of 2000 due to a $45.7 million reduction in affiliate sales. The decrease in affiliate sales resulted from a change in reporting intercompany transactions with the wireless subsidiaries. Beginning in 1999, these intercompany transactions were recorded at cost as inventory transfers. The decrease in affiliate sales in the twelve month period was partially offset by increased retail sales and sales to non-affiliates by the product distribution operations and increased directory publishing revenues. During the twelve month period ended March 31, 2000, directory publishing revenues increased $14.5 million primarily due to an increase in the number of directory contracts published.

    The increase in other operations operating income for the three month period of 2000 primarily reflects the increase in revenues and sales noted above, partially offset by lower gross profit margins realized by the product distribution operations and an increase in data processing costs. The decrease in gross profit margins realized by the product distribution operations reflect lower margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers. The decrease in other operations operating income for the twelve month period of 2000 primarily reflects the decrease in revenues and sales noted above, as well as lower gross profit margins realized by the product distribution operations.

Corporate Expenses
--------------------------------------------------------------------------------
                                      Three Months Ended     Twelve Months Ended
(Dollars in thousands)                    March 31,                March 31,
--------------------------------------------------------------------------------
                                          2000     1999          2000       1999
                                          ----     ----          ----       ----
Corporate operating expenses           $ 8,757   $5,737      $ 42,571   $ 25,142
Merger and integration expenses
  and other charges                     10,136        -       100,656    252,000
Provision to reduce carrying
  value of certain assets                    -        -             -     55,000
                                       -------   ------      --------   --------
    Total corporate expenses           $18,893   $5,737      $143,227   $332,142
--------------------------------------------------------------------------------

    As indicated in the above table, corporate expenses include the merger and integration expenses and other charges and provision to reduce carrying value of certain assets, as previously discussed. Excluding the impact of the merger and integration expenses and other charges and asset write-downs in each period, corporate expenses would have increased $3.0 million or 53 percent and $17.4 million or 69 percent for the three and twelve month periods ended March 31, 2000. Net of the merger and integration expenses and other charges and asset write-downs, the increases in corporate expenses in both periods of 2000 reflect increases in employee benefit costs and depreciation and amortization expense.

Non-Operating Income, Net
-------------------------------------------------------------------------------
                                      Three Months Ended     Twelve Months Ended
(Dollars in thousands)                      March 31,             March 31,
-------------------------------------------------------------------------------
                                          2000     1999         2000       1999
                                          ----     ----         ----       ----
Equity earnings in unconsolidated
  partnerships                         $32,597  $30,324     $107,298  $ 120,582
Minority interest in consolidated
  partnerships                         (19,748) (30,064)    (106,331)  (112,810)
Other income, net                       12,793   13,274       53,990     61,876
                                       -------  -------     --------  ---------
     Total non-operating income, net   $25,642  $13,534     $ 54,957  $  69,648
-------------------------------------------------------------------------------

    As indicated in the above table, non-operating income, net increased $12.1 million or 89 percent and decreased $14.7 million or 21 percent in the three and twelve months ended March 31, 2000, respectively. The decreases in minority interest expense in both periods primarily reflect ALLTEL's acquisition of the remaining ownership interests in wireless limited partnerships serving Richmond, Va., completed during the first quarter of 1999, and in a Georgia Rural Service Area completed in January 2000. The Company increased its ownership in the Richmond, Va. property to 100 percent through the exchange of its minority interest investment in a wireless limited partnership serving Orlando, Fla. The transfer of the interest in the Orlando, Fla. limited partnership primarily accounts for the reduction in equity earnings in the twelve month period ended March 31, 2000. Other income, net for the twelve months ended March 31, 1999 includes a one-time pretax gain of $7.5 million related to the sale of a minority interest in a subsidiary.

Interest Expense
----------------

    Interest expense decreased $0.5 million or 1 percent and increased $2.7 million or 1 percent in the three and twelve month periods ended March 31, 2000, respectively. The increase in interest expense in the twelve month period reflects the issuance in April 1999 of $300 million of 6.8 percent debentures due 2029. The increase in interest expense attributable to this debt issuance was partially offset by a decrease in the average amount of borrowings outstanding applicable to ALLTEL's revolving credit agreement.

Income Taxes
------------

    Income tax expense increased $15.2 million or 12 percent and $51.3 million or 10 percent for the three and twelve month periods ended March 31, 2000, respectively. Income tax expense for all periods includes the tax-related impact of the merger and integration expenses and the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of these items in each period, income tax expense would have increased $19.4 million or 15 percent and $80.0 million or 16 percent in the three and twelve month periods ended March 31, 2000, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring and unusual items.

Average Common Shares Outstanding
---------------------------------

    The average number of common shares outstanding increased 1 percent and 2 percent in the three and twelve month periods ended March 31, 2000, respectively. The increases in both periods primarily reflect the additional shares issued in September 1999 in connection with the AIR and Southern Data acquisitions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $8.0 billion at March 31, 2000, reflecting 54 percent common and preferred equity and 46 percent debt. The Company's capital structure at December 31, 1999 was also $8.0 billion and reflected 52 percent common and preferred equity and 48 percent debt. The Company believes it has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

-------------------------------------------------------------------------------
                                   Three Months Ended     Twelve Months Ended
(Dollars in thousands)                  March 31,               March 31,
-------------------------------------------------------------------------------
                                       2000      1999         2000         1999
                                       ----      ----         ----         ----
Cash flows from (used in):
    Operating activities           $347,407  $311,866   $1,535,570   $1,379,443
    Investing activities           (131,245) (252,922)    (939,692)    (996,839)
    Financing activities           (230,494)  (79,492)    (661,132)    (412,990)
                                   --------  --------   ----------   ----------
Decrease in cash and short-term
    investments                    $(14,332) $(20,548)  $  (65,254)  $  (30,386)
--------------------------------------------------------------------------------

Cash Flows from Operations
--------------------------

    Cash provided from operations continues to be ALLTEL's primary source of liquidity. The increases in the three and twelve month periods ended March 31, 2000 reflect growth in operating income of the Company before non-recurring and unusual charges. The increases in cash provided from operations resulting from earnings growth in both periods of 2000 were partially offset by changes in working capital requirements, including the timing of payment of accounts payable.

Cash Flows used in Investing Activities
---------------------------------------

    Capital expenditures for the three and twelve month periods of 2000 were $158.2 million and $962.0 million, respectively, compared to $202.7 million and $1,034.8 million for the same periods in 1999. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to upgrade ALLTEL's telecommunications network and to expand into existing information services markets. In addition, capital expenditures were incurred to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $995 million for 2000, which are expected to be funded primarily from internally generated funds.

    Cash flows used in investing activities for the twelve month period ended March 31, 2000 also includes cash outlays for the acquisition of property of $55.1 million, principally consisting of $30.6 million for the acquisition of a wireless property in Illinois and $20.0 million for a wireless property in Alabama. Cash flows from investing activities for the three and twelve month periods of 1999 include cash outlays for the acquisition of property of $44.9 million and $112.9 million, respectively. These amounts are net of cash acquired of approximately $24.1 million received in the Standard acquisition. The cash outlays principally consist of $46.5 million for the acquisition of a wireless property in Colorado and $12.1 million for the remaining ownership interest in a wireless property in Nebraska in which the Company already owned a controlling interest. In addition to these acquisitions, cash outlays for the twelve months ended March 31, 1999, include $34.6 million related to the purchase of two wireless properties in Georgia.

    Cash flows used in investing activities for the three and twelve month periods ended March 31, 2000 include proceeds from the return on investments of $35.1 million and $114.8 million, respectively, primarily consisting of cash distributions received from ALLTEL's wireless minority investments. Cash flows used in investing activities for the twelve month periods ended March 31, 2000 and 1999 also include proceeds from the sale of investments of $45.0 million and $267.1 million, respectively. These amounts principally consist of proceeds of $45.0 million and $250.1 million, respectively, from the sale of a portion of the Company's investment in MCI WorldCom common stock. The proceeds received from these investment sales were used primarily to reduce borrowings under the Company's revolving credit agreement.

Cash Flows used in Financing Activities
---------------------------------------

    Dividend payments are a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $101.0 million and $386.6 million for the three and twelve month periods ended March 31, 2000, respectively, compared to $92.6 million and $302.2 million for the same periods in 1999. The increases in dividend payments in both periods primarily reflect the additional shares outstanding due to the mergers with Aliant, AIR and Southern Data, as well as growth in the annual dividend rate on ALLTEL's common stock. Distributions to minority investors were $25.0 million and $122.2 million for the three and twelve months ended March 31, 2000, respectively, compared to $16.1 million and $108.5 million for the same periods in 1999. The increases in distributions for both periods reflect the improved operating results of the wireless properties managed by the Company.

    The Company has a $1 billion line of credit under a revolving credit agreement, which expires in October 2004. Effective April 3, 2000, the borrowing capacity under the revolving credit agreement was increased to $1.4 billion. In the first quarter of 2000, the Company established a commercial paper program. Under this program, commercial paper borrowings are supported by the Company's revolving credit agreement and are deducted from the revolving credit agreement in determining the amount available for borrowing. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1 billion ($1.4 billion after April 3, 2000). ALLTEL classifies commercial paper borrowings as long-term debt because the revolving credit agreement supports these borrowings. Commercial paper borrowings outstanding at March 31, 2000 were $224.7 million with a weighted average interest rate of 6.0 percent. No borrowings were outstanding under the revolving credit agreement at March 31, 2000, compared to $341.1 million and $610.2 million that were outstanding at December 31, 1999 and March 31, 1999, respectively. As discussed previously, proceeds from the sale of MCI WorldCom common stock were used primarily to reduce the amount of borrowings outstanding under the revolving credit agreement. In March 1999, ALLTEL filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $500 million in aggregate initial offering price of unsecured debt securities. In April 1999, ALLTEL issued $300 million of debentures, under this shelf registration statement to reduce borrowings outstanding under the Company's revolving credit agreement. The $300 million debentures, net of issuance costs, represents all of the long-term debt issued in the twelve months ended March 31, 2000.

    Retirements of long-term debt were $139.5 million and $495.3 million for the three and twelve months ended March 31, 2000. The net reductions from December 31, 1999 and March 31, 1999 in the total commercial paper and revolving credit borrowings of $116.4 million and $385.5 million, respectively, represent the majority of the long-term debt retired in the three and twelve month periods ended March 31, 2000, respectively. In addition, scheduled long-term debt retirements, net of commercial paper and revolving credit agreement activity, amounted to $23.1 million and $109.8 million for the three and twelve month periods ended March 31, 2000, respectively.

Agreements to Exchange Certain Wireless Assets
----------------------------------------------

    As further discussed in Note 8 to the unaudited consolidated financial statements, on January 31, 2000, ALLTEL, Bell Atlantic, GTE and Vodafone Airtouch signed agreements to exchange wireless properties in 13 states. Upon the closing of the transactions, Bell Atlantic or GTE will transfer to ALLTEL interests in 27 wireless markets in Alabama, Arizona, Florida, Ohio, New Mexico, Texas and South Carolina, representing about 14 million POPs and more than 1.5 million wireless customers. ALLTEL will transfer to Bell Atlantic or GTE interests in 42 wireless markets in Illinois, Indiana, Iowa, Nevada, New York, and Pennsylvania, representing 6.3 million POPs and more than 700,000 customers. ALLTEL will also transfer certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million POPs. In addition to the transfer of wireless assets, ALLTEL will also pay approximately $600 million in cash. The Company will finance the cash payment through use of its existing revolving credit facilities or through the issuance of long-term debt.

    On March 30, 2000, the FCC approved the exchange of wireless interests between ALLTEL and Bell Atlantic in Nevada, Iowa, Arizona, New Mexico and Texas. Subsequently, ALLTEL and Bell Atlantic completed the exchange of wireless assets in those states. As a result, on April 3, 2000, ALLTEL began operations in Phoenix, Tucson, Coconino, Flagstaff and Gila, Arizona; Albuquerque, New Mexico and El Paso, Texas, while Bell Atlantic began operations in Las Vegas, Lander and Mineral, Nevada; and Cedar Rapids, Iowa City, Waterloo, Cedar Falls, Dubuque and Jackson, Iowa.

    Consummation of the remaining transactions between ALLTEL, Bell Atlantic and GTE are subject to certain conditions, including the receipt of regulatory approval of the proposed Bell Atlantic and GTE merger and FCC approval of the exchange of wireless assets in the remaining states of Alabama, Florida, Illinois, Indiana, Ohio, Pennsylvania, New York and South Carolina. If all necessary regulatory approvals are received and the other contractual conditions satisfied, ALLTEL, Bell Atlantic and GTE expect to complete the remaining transactions by mid-2000.

Recently Issued Accounting Pronouncements
-----------------------------------------

    In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. To conform its revenue recognition policies to be consistent with the provisions of SAB 101, the Company will change its method of recognizing wireless access revenues in 2000. Previously, monthly non-refundable wireless access revenues were recognized when billed in accordance with contractual arrangements with customers. With this change, the Company will recognize wireless access revenues over the period in which the corresponding services are provided. Because ALLTEL bills its customers on a cycle basis throughout the month, this change in accounting results in the deferral of approximately 15 days of wireless access revenue. The Company is currently evaluating the impact, if any, that SAB 101 may have on its other communications revenue recognition policies. In March 2000, the SEC amended SAB 101 to permit reporting accounting changes as a result of applying the provisions of SAB 101 in the second quarter. Accordingly, the Company will first report the impact of the change in recognizing wireless access revenues along with any other changes in revenue recognition as a cumulative effect of a change in accounting in ALLTEL's interim unaudited consolidated financial statements for the periods ended June 30, 2000. The impact of this one-time cumulative change in accounting will be material to net income in 2000. There is no impact to the Company's cash flow from operations as a result of this change. This change in accounting would not have been material to the Company's previously reported consolidated results of operations, financial position or cash flows, if adopted in prior periods.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB recently issued SFAS No. 137, which deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. As ALLTEL does not have significant derivative financial instruments, the Company does not expect the adoption of SFAS 133 to have a material impact on its reported earnings and/or other comprehensive income.

Other Financial Information
---------------------------
    During the first three months of 2000, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1999.

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

                Current Report on Form 8-K dated April 3, 2000, reporting under
                Item 2, Acquisition or Disposition of Assets, that the Company had completed its exchange of wireless assets with Bell Atlantic in Nevada, Iowa, Arizona, New Mexico and Texas. The Form 8-K also includes under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, unaudited pro forma summary information for the Company after giving effect to the exchange of wireless assets with Bell Atlantic. The exchange transaction has been accounted for as a purchase.

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

                               ALLTEL CORPORATION
                 -----------------------------------------------
                                  (Registrant)

                             /s/ Jeffery R. Gardner
                 -----------------------------------------------
                               Jeffery R. Gardner
                 Senior Vice President - Chief Financial Officer
                          (Principal Financial Officer)
                                  May 12, 2000

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                INDEX OF EXHIBITS

Form 10-Q                                                            Sequential
Exhibit No.                Description                                 Page No.
-----------                -----------                               ----------


    (19)           Interim Report to Stockholders and                  20 - 31
                   Notes to Unaudited Consolidated Financial
                   Statements for the periods ended March 31, 2000
                   and 1999

    (27)           Financial Data Schedule                               32
                   for the three months ended March 31, 2000