Form 10-Q
period 2000-06-30
ALLTEL CORP
filed 2000-08-09
CIK 65873

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------
                                    OR

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

    Number of common shares outstanding as of June 30, 2000:

                                          315,518,471

                                          -----------

    The Exhibit Index is located at sequential page 22.

                               ALLTEL CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         The following consolidated financial statements of ALLTEL Corporation and subsidiaries, included in the interim report of ALLTEL Corporation to its stockholders for the periods ended June 30, 2000 and 1999, a copy of which is attached hereto, are incorporated herein by reference:

          o Consolidated Statements of Income - for the three, six and twelve months ended June 30, 2000 and 1999.

          o Consolidated Balance Sheets - June 30, 2000 and 1999 and December 31, 1999.

          o Consolidated Statements of Cash Flows - for the six and twelve months ended June 30, 2000 and 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (ALLTEL or the Company). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2000 and 1999, and the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1999.

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and should, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

    Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company's ability to change its pricing for communications services; the possible future unavailability of Statement of Financial Accounting Standards No. 71 to the Company's wireline subsidiaries; continuing consolidation in certain industries, such as banking, served by the information services business; and the risks associated with relatively large, multi-year contracts in the Company's information services business.

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

EXCHANGE OF WIRELESS ASSETS

    On January 31, 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch ("Vodafone") signed agreements to exchange wireless properties in 13 states. The companies also signed a new national roaming agreement that allows their customers to roam on one another's networks at reduced rates across a footprint covering almost 95 percent of the U.S. population. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in 5 states. Through this transaction, ALLTEL acquired operations in Arizona (including Phoenix), Albuquerque, New Mexico and El Paso, Texas and divested operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.1 million in cash to complete this transaction.

    On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE. As a result, ALLTEL acquired operations in Florida (including Tampa and Pensacola), Ohio (including Cleveland), South Carolina and Mobile, Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million POPs. In addition to the transfer of the remaining wireless assets, ALLTEL also received $192.5 million in cash, prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million as part of these transactions.

    Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1,467,000 wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable date of acquisition. Under the purchase method of accounting, tangible and identifiable intangible assets acquired are recorded at fair value. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $1.4 billion has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments. ALLTEL has engaged a third-party appraisal firm to perform a study to determine the allocation of the total purchase price to the various assets acquired. Accordingly, a portion of the excess cost may be classified as other intangibles and may be amortized over different periods other than the goodwill amortization period of 25 years. See
Note 2 to the unaudited consolidated financial statements for additional information regarding the wireless property exchange transactions.

    Also during the second quarter, the Company sold its Personal Communications Services ("PCS") operations in Mobile, Ala. and the PCS license covering the Pensacola, Fla. market. The sale of these PCS assets was necessary in order for ALLTEL to meet the U.S. Department of Justice guidelines regarding the overlap of wireless properties so that the Company could complete the wireless asset exchanges with Bell Atlantic and GTE. In connection with the exchange of wireless properties and the sale of PCS assets, ALLTEL recognized a pretax gain of $1,353.1 million during the second quarter of 2000.

COMPLETION OF MERGERS

    On September 30, 1999, the Company completed mergers with Liberty Cellular, Inc. ("Liberty") and its affiliate KINI L.C. On July 2, 1999, the Company completed its merger with Aliant Communications Inc. ("Aliant"). These mergers were accounted for as poolings-of-interests; and accordingly, all prior period financial information was restated to include the operations of Aliant, Liberty and KINI L.C.

    In January 1999, the Company completed a merger with Standard Group, Inc. ("Standard"). In September 1999, the Company also completed mergers with Advanced Information Resources, Limited ("AIR") and Southern Data Systems ("Southern Data"). In connection with these mergers, approximately 6.5 million shares of ALLTEL common stock were issued. All three mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. Prior period financial information was not restated, since the operations of the three acquired companies were not significant to ALLTEL's consolidated financial statements on either a separate or aggregate basis. The accompanying consolidated financial statements include the accounts and results of operations of Standard, AIR and Southern Data from the applicable date of acquisition. See
Note 3 to the unaudited consolidated financial statements for additional information regarding the merger transactions.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

                                      Three Months Ended             Six Months Ended              Twelve Months Ended
(Dollars in thousands,                     June 30,                       June 30,                        June 30,
                                   -------------------------     ------------------------       ------------------------
except per share amounts)                2000           1999           2000          1999             2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                 $1,775,022     $1,630,643     $3,419,985    $3,145,935       $6,735,421    $6,166,384
Operating income                   $  445,723     $  422,769     $  851,168    $  796,171       $1,580,104    $1,183,269
Net income                         $1,003,520     $  213,269     $1,219,562    $  399,813       $1,603,383    $  566,490
Earnings per share:
    Basic                               $3.18           $.68          $3.87         $1.28            $5.10         $1.83
    Diluted                             $3.15           $.67          $3.84         $1.26            $5.04         $1.81
------------------------------------------------------------------------------------------------------------------------

    Revenues and sales increased 9 percent in each of the three, six and twelve month periods ended June 30, 2000 or $144.4 million, $274.1 million and $569.0 million, respectively. Revenue growth in each period reflects strong market demand for the Company's communications services as highlighted by the strong performance of ALLTEL's wireless and wireline operations as further discussed below.

    Reported operating income, net income and earnings per share for the three, six and twelve month periods ended June 30, 2000 and for the twelve month period ended June 30, 1999 include the effects of various non-recurring and unusual items. As further discussed below, the non-recurring and unusual items include merger and integration expenses and other charges and gains realized from the exchange or sale of assets. Adjusted to exclude the effects of the non-recurring and unusual items in each period, operating income would have increased $29.7 million or 7 percent, $71.9 million or 9 percent and $197.3 million or 13 percent, and net income would have increased $19.2 million or 9 percent, $54.6 million or 14 percent and $125.2 million or 17 percent in the three, six and twelve month periods ended June 30, 2000, respectively. When excluding the effects of the non-recurring and unusual items in each period, basic and diluted earnings per share both would have increased 9 percent, 13 percent and 15 percent in the three, six and twelve month periods ended June 30, 2000, respectively.

    Operating income, net income and earnings per share adjusted for all non-extraordinary, non-recurring and unusual items are summarized in the following table:

                                         Three Months Ended             Six Months Ended           Twelve Months Ended
(Dollars in thousands,                         June 30,                   June 30,                        June 30,
                                      ------------------------   --------------------------     ------------------------
except per share amounts)                     2000        1999           2000        1999             2000          1999
------------------------------------------------------------------------------------------------------------------------
Operating income, as reported           $  445,723    $422,769    $   851,168    $796,171       $1,580,104    $1,183,269
Non-recurring and unusual items:
    Merger and integration
      expenses and other charges             6,770           -         16,906           -          107,426       252,000
    Provision to reduce carrying
      value of certain assets                    -           -              -           -                -        55,000
                                        ----------    --------   ------------   ---------       ----------    ----------
Operating income, as adjusted           $  452,493    $422,769    $   868,074    $796,171       $1,687,530    $1,490,269
------------------------------------------------------------------------------------------------------------------------
Net income, as reported                 $1,003,520    $213,269     $1,219,562    $399,813       $1,603,383    $  566,490
Non-recurring and unusual
    items, net of tax:
    Merger and integration
      expenses and other charges             4,062           -          9,941           -           75,985       200,995
    Provision to reduce carrying
      value of certain assets                    -           -              -           -                -        33,605
    Gain on disposal of assets            (784,288)          -       (784,288)          -         (811,473)      (49,233)
    Write-down of investment                 9,172           -          9,172           -            9,172             -
                                        ----------    --------   ------------    --------      -----------    ----------
Net income, as adjusted                 $  232,466    $213,269    $   454,387    $399,813      $   877,067    $  751,857
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share,
    as reported                              $3.18        $.68          $3.87       $1.28            $5.10         $1.83
Non-recurring and unusual
    items, net of tax:
    Merger and integration
      expenses and other charges               .02           -            .03           -              .24           .65
    Provision to reduce carrying
      value of certain assets                    -           -              -           -                -           .11
    Gain on disposal of assets               (2.49)          -          (2.49)          -            (2.58)         (.16)
    Write-down of investment                   .03           -            .03           -              .03             -
                                            ------      ------         ------      ------           ------      --------
Basic earnings per share,
    as adjusted                              $ .74        $.68          $1.44       $1.28            $2.79         $2.43
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share,
    as reported                              $3.15        $.67          $3.84       $1.26            $5.04         $1.81
Non-recurring and unusual
    items, net of tax:
    Merger and integration
      expenses and other charges               .01           -            .03           -              .24           .64
    Provision to reduce carrying
      value of certain assets                    -           -              -           -                -           .11
    Gain on disposal of assets               (2.46)          -          (2.47)          -            (2.55)         (.16)
    Write-down of investment                   .03           -            .03           -              .03             -
                                            ------      ------         ------       -----           ------      --------
Diluted earnings per share,
    as adjusted                              $ .73        $.67          $1.43       $1.26            $2.76         $2.40
------------------------------------------------------------------------------------------------------------------------

The operating income, net income and earnings per share impact of the non-recurring and unusual items have been presented as supplemental information only. The non-recurring and unusual items reflected in the above table are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Merger and Integration Expenses and Other Charges

    In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges of $8.8 million during the second quarter of 2000. This charge consisted of $5.0 million in severance and employee benefit costs related to a planned workforce reduction and $3.8 million in branding and signage costs. Also in the second quarter of 2000, the Company recorded a $2.0 million reduction in the merger and integration liability related to its July 1999 acquisition of Aliant. The adjustment primarily reflects a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated from 160 to 132.

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

    The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, ALLTEL will convert the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in November 1999, with conversion of the Aliant operations scheduled to be begin in early 2001. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in the third quarter of 1998, as discussed below. Through June 30, 2000, the Company has paid Convergys $30.0 million of the termination fee with the remaining payments due in installments through 2001.

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

    At June 30, 2000, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $54.8 million, consisting of contract termination fees of $29.9 million, severance and employee-related expenses of $15.2 million, lease cancellation and termination costs of $6.5 million, and other integration costs of $3.2 million. Of the remaining contract termination fees, $20.0 million will be paid by December 31, 2000 and $9.9 million in 2001. Cash outlays for the remaining employee-related expenses, lease termination fees and other integration costs are expected to be substantially completed by September 2000. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. As a result of its integration and restructuring efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of approximately $128 million in 2000. The Company estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. (See Note 4 to the unaudited consolidated financial statements for additional information regarding the merger and integration expenses and other charges).

Provision to Reduce Carrying Value of Certain Assets

    During the third quarter of 1998, the Company recorded a $55.0 million non-recurring operating expense related to its contract with GTE. This expense represented a reduction in the cumulative gross margin earned under the GTE contract. Due to its merger with Bell Atlantic, GTE re-evaluated its billing and customer care requirements and modified its billing conversion plans.

Gain on Disposal of Assets and Other

    As previously discussed, in the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and the sale of certain PCS assets. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions facing APEX and the company's bankruptcy filing.

    During the fourth quarter of 1999, the Company recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom, Inc. ("WorldCom" formerly MCI WorldCom, Inc.) common stock. During the third quarter of 1998, the Company also recorded a pretax gain of $80.9 million from the sale of a portion of its investment in WorldCom common stock.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

                                         Three Months Ended            Six Months Ended            Twelve Months Ended
                                              June 30,                     June 30,                       June 30,
                                       ---------------------     -------------------------      ------------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $837,065     $736,170     $1,573,504     $1,402,237      $3,073,434    $2,715,043
Operating income                       $258,562     $243,815     $  479,251     $  440,531      $  925,198    $  805,142
------------------------------------------------------------------------------------------------------------------------

    Wireless revenues and sales increased $100.9 million or 14 percent, $171.3 million or 12 percent and $358.4 million or 13 percent for the three, six and twelve month periods ended June 30, 2000, respectively. Operating income increased $14.7 million or 6 percent, $38.7 million or 9 percent and $120.1 million or 15 percent for the three, six and twelve month periods of 2000, respectively. During the past twelve month period, customer growth continued as the number of wireless customers grew to 5,893,445 from 4,767,453, an increase of 1,125,992 customers or 24 percent. As previously discussed, in the second quarter, ALLTEL completed the exchange of wireless properties with Bell Atlantic and GTE. The exchange transactions accounted for approximately 689,000 of the overall increase in wireless customers that occurred during the past twelve months. Excluding the effect of the exchange transactions and other acquisitions, ALLTEL placed nearly 945,000 gross units in service during the first six months of 2000, compared to approximately 785,000 gross units for the same period of 1999. Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 12.3 percent as of June 30, 2000. Customer churn (average monthly rate of customer disconnects) increased slightly over prior periods and was 2.19 percent, 2.27 percent and 2.28 percent for the three, six and twelve months ended June 30, 2000, respectively, compared to 1.97 percent, 2.06 percent and
2.14 percent for the same periods in 1999.

    During the second quarter of 2000, ALLTEL changed the reporting presentation for wireless customer roaming revenues to a gross basis. This change conforms the Company's financial reporting policies to prevailing wireless industry practice and is consistent with the reporting policies of the recently acquired Bell Atlantic and GTE properties. Previously, ALLTEL netted these revenues against roaming charges from other wireless service providers and included the net amount in operations expense. Prior period revenue, operating expense and revenue per customer statistical information have been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

    Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers. Increases in local airtime, roaming and long-distance revenues, reflecting higher volumes of network usage, also contributed to the growth in revenues and sales in all periods. The exchange of wireless properties with Bell Atlantic accounted for approximately $26.0 million of the overall increases in revenues and sales in the three and six month periods of 2000. During 1999, ALLTEL also purchased wireless properties in Alabama and Colorado and acquired a majority ownership interest in a wireless property in Illinois. These acquisitions along with the exchange of wireless properties with Bell Atlantic accounted for approximately $108.0 million of the overall increase in revenues and sales in the twelve month period ended June 30, 2000.

    Average revenue per customer per month was $52.25, $50.41 and $50.96 for the three, six and twelve months ended June 30, 2000, respectively, compared to $52.14, $49.67 and $50.25 for the same periods of 1999. Growth in average revenue per customer per month in each period reflects increased usage of the Company's network facilities, partially offset by the effects of bundled rate plans, decreased roaming rates and continued penetration into lower-usage market segments. The Company expects these industry-wide trends to continue. During the second quarter of 2000, as a result of its new roaming agreements with Bell Atlantic, GTE and Vodafone, the Company began offering new rate plans that provide customers with national wireless coverage with no toll or roaming charges. ALLTEL expects these rate plans to increase customer usage of its network and to provide the Company the ability to compete effectively for the high volume, roaming customer.

    ALLTEL's future revenue growth will be dependent upon the Company's success in adding new customers in its existing markets, increasing customer usage of its network and providing customers with enhanced products and services.

    The growth in operating income in all periods of 2000 primarily reflects the increases in revenues and sales noted above. Reductions in customer service-related expenses also contributed to the growth in operating income in the twelve month period ended June 30, 2000. Partially offsetting these increases in operating income in all periods were increases in advertising and other selling and marketing costs, consistent with the overall growth in revenues and sales, the roll-out of new rate plans and expanded competition in ALLTEL's service areas from other wireless service providers. Increased depreciation and amortization expense resulting from with the growth in wireless plant in service, and increased network-related expenses resulting from the growth in customers and network traffic also affected operating income growth in all periods. The reduction in customer service-related expenses reflect cost savings realized as a result of the mergers with 360, Aliant and Liberty, which resulted in the elimination of certain duplicative salaries and other employee benefit costs.

    The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. Cost to acquire a new wireless customer was $318, $301 and $300 for the three, six and twelve month periods ended June 30, 2000, respectively, compared to $344, $322 and $293 for the same periods of 1999. The decreases in the cost to acquire a new customer in the three and six month periods primarily reflect a reduction in sales commissions paid to national dealers due to proportionately lower sales generated from these external distribution channels. While ALLTEL continues to utilize its large dealer network, the Company has expanded its sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels. The increase in cost to acquire a new customer in the twelve month period primarily reflects the increase in advertising and other selling and marketing costs noted above, as well as increased equipment costs consistent with the migration of customers to higher-priced digital phones.

Communications-Wireline Operations

                                        Three Months Ended           Six Months Ended            Twelve Months Ended
                                             June 30,                    June 30,                       June 30,
                                       ---------------------       -----------------------      ------------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Local service                          $205,430     $194,291       $405,700       $376,857      $  799,067    $  725,158
Network access and
    long-distance                       204,626      192,623        410,204        382,934         806,226       733,900
Miscellaneous                            28,675       29,228         59,458         64,345         123,390       126,669
                                       --------     --------       --------       --------      ----------    ----------
    Total revenues and sales           $438,731     $416,142       $875,362       $824,136      $1,728,683    $1,585,727
Operating income                       $167,632     $148,348       $338,256       $295,715      $  661,605    $  565,000
------------------------------------------------------------------------------------------------------------------------

    Wireline revenues and sales increased $22.6 million or 5 percent, $51.2 million or 6 percent and $143.0 million or 9 percent for the three, six and twelve months ended June 30, 2000, respectively. Wireline operating income increased $19.3 million or 13 percent, $42.5 million or 14 percent and $96.6 million or 17 percent for the three, six and twelve month periods ended June 30, 2000, respectively. During the past twelve months, access line growth, including the sales of residential and second access lines, remained strong as the number of access lines grew to 2,519,952 from 2,362,502, an increase of more than 6 percent.

    Local service revenues increased $11.1 million or 6 percent, $28.8 million or 8 percent and $73.9 million or 10 percent in the three, six and twelve month periods ended June 30, 2000, respectively. The increases in all periods reflect growth in customer access lines. Revenues from custom calling and other enhanced services increased $3.9 million, $7.5 million and $16.6 million in the three, six and twelve month periods ended June 30, 2000, respectively, also contributing to the overall growth in local service revenues in all periods. Additionally, the acquisition of Standard accounted for $11.6 million of the increase in local service revenues in the twelve month period of 2000. Local service revenues also reflect the reclassification of certain service-related revenues from miscellaneous revenues, which accounted for $3.1 million of the overall increases in local service revenues for the three, six and twelve months ended June 30, 2000.

    Network access and long-distance revenues increased $12.0 million or 6 percent, $27.3 million or 7 percent and $72.3 million or 10 percent in the three, six and twelve month periods ended June 30, 2000, respectively. The increases in each period primarily reflect growth in customer access lines and higher volumes of access usage. The acquisition of Standard accounted for $42.7 million of the increase in network access and long-distance revenues in the twelve month period of 2000. The increases in network access and long-distance revenues in all periods attributable to growth in customer access lines and increased access usage were partially offset by a reduction in intrastate toll revenues.

    Miscellaneous revenues decreased $0.5 million or 2 percent, $4.9 million or 8 percent and $3.3 million or 3 percent for the three, six and twelve month periods ended June 30, 2000, respectively. The decreases in each period primarily reflect the reclassification of certain service-related revenues to local service revenues previously discussed.

    Growth in operating income for both periods of 2000 reflects the increases in wireline operating revenues and reductions in customer service and other general and administrative expenses, primarily resulting from the Company's third quarter 1999 restructuring efforts. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in network-related expenses, depreciation and amortization, data processing charges and selling and marketing expenses. The acquisition of Standard accounted for $12.9 million of the increase in operating income in the twelve month period of 2000. Network-related expenses, data processing charges and selling and marketing expenses increased in both periods primarily due to the growth in wireline customers and network usage, while depreciation and amortization expense increased in both periods primarily due to growth in wireline plant in service.

    As reported in Note 8 to the unaudited consolidated financial statements, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24 million, prospectively, effective July 1, 1996. The Company appealed the Georgia PSC order and received a favorable decision from the Superior Court of Fulton County, Georgia (the "Superior Court"). The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals reversed the Superior Court's decision. The Company appealed to the Georgia Supreme Court, and in October 1998, the Georgia Supreme Court, upheld the Georgia Court of Appeals' ruling. The case was returned to the Superior Court, and in April 1999, the Superior Court vacated and reversed the July 1996 order and remanded the case with instructions to dismiss. The Georgia PSC appealed the Superior Court's decision. On April 11, 2000, ALLTEL signed a settlement agreement with the Georgia PSC. As part of the agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, the Company agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions will total approximately $12 million during the remainder of 2000 and approximately $18 million annually thereafter. In exchange for the Company's commitments, the Georgia PSC agreed to withdraw its appeal of the Superior Court's April 1999 decision. On June 27, 2000, the Georgia Court of Appeals acknowledged that the case had been settled and thus its ruling was moot, but denied the motion to dismiss and reversed the Superior Court's decision. On June 30, 2000, an attorney for the Georgia PSC notified the Company that the Georgia PSC may consider the settlement unenforceable in light of the Georgia Court of Appeals' ruling. ALLTEL has appealed the decision of the Georgia Court of Appeals to the Georgia Supreme Court, and if necessary, also may file a separate action to enforce the terms of the settlement agreement. Since the Company believes that the terms of the settlement agreement will be enforced, ALLTEL has not established any additional reserves for refund related to this matter.

Regulatory Matters - Wireline Operations

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

    In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court, and rejected, as contrary to the 96 Act, the use of hypothetical network costs which the FCC had used in developing certain of its pricing rules. The FCC's pricing rules related to unbundled network elements, termination and transport were also vacated. The Eight Circuit Court upheld its prior decision that ILECs universal subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC's rules requiring that (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC.

    In October 1999, the FCC adopted two orders, currently on appeal, involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forwarding-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC reiterated that the high-cost support mechanism for rural carriers is not scheduled to be revised until January 1, 2001, at the earliest. The FCC also clarified its interpretation of the definition of a "rural telephone company" under the 96 Act to refer to the legal entity that provides local exchange services. By May 1, 2000, states are required to establish different rates for pricing interconnection and unbundled network elements in at least three defined geographic areas within the state to reflect geographic cost differences. Based upon ALLTEL's review of the FCC's current regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's rural rate-of-return wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy may change from being based on actual costs to being based on a proxy model for ALLTEL's rural rate-of-return subsidiaries.

    The Supreme Court has agreed to hear GTE's appeal of certain FCC universal service rules. GTE contends that the universal service program should compensate carriers for the historic costs of building their telephone networks rather than basing the universal service payments on forward-looking costs. The U.S. Fifth Circuit Court of Appeals had earlier rejected this argument, ruling that the use of a forward-looking cost model was not unconstitutional.

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

    The Company continues to evaluate rate-of-return regulation and price cap regulation with respect to interstate access services. Currently, the Company's wireline subsidiaries, except for the former Aliant operations, remain under rate base rate-of-return regulation. For companies subject to rate-of-return regulation, the FCC authorizes a rate-of-return that telephone companies may earn on interstate services they provide. In October 1998, the FCC began a proceeding to consider a represcription of the authorized rate of return for the interstate access services of approximately 1,300 ILECs, including ALLTEL's wireline subsidiaries. The currently prescribed rate of return is 11.25 percent. The purpose of the FCC's proceeding is to determine whether the prescribed rate of return corresponds to current market conditions and whether the rate should be changed. A decision by the FCC related to this matter may be issued later this year. However, ALLTEL and other ILECs have asked the FCC to address other important issues relating to universal service, interconnection and access reform before considering any represcription of the authorized return. The Company's wireline subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

    Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and future competition will have on its wireline operations.


Communications-Emerging Businesses Operations

                                       Three Months Ended              Six Months Ended           Twelve Months Ended
                                            June 30,                       June 30,                       June 30,
                                     -----------------------     -------------------------      ------------------------
(Dollars in thousands)                     2000         1999           2000             1999          2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $ 96,517      $66,033       $185,484         $125,533      $340,385      $221,791
Operating loss                         $(12,400)     $(8,893)      $(25,823)        $(18,539)     $(54,525)     $(41,569)
------------------------------------------------------------------------------------------------------------------------

    Emerging businesses consist of the Company's long-distance, CLEC, Internet access, network management and PCS operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. During 1999, ALLTEL expanded its CLEC product offering to include residential customers in additional markets in Arkansas, Florida, Nebraska, North Carolina, Pennsylvania and Virginia. During 2000, ALLTEL plans to offer CLEC services in additional markets in Alabama, Georgia, Missouri and South Carolina. Network management services are marketed to business customers in select areas. Following the sale of its Mobile, Ala. operations, ALLTEL currently offers PCS in Birmingham, Ala. and Jacksonville, Fla.

    Emerging businesses' revenues and sales increased $30.5 million or 46 percent, $60.0 million or 48 percent and $118.6 million or 53 percent for the three, six and twelve month periods ended June 30, 2000. The increases in revenues and sales in both periods primarily reflect growth in the long-distance, CLEC and Internet operations, primarily driven by growth in ALLTEL's customer base for these services. Long-distance revenues increased $18.5 million, $38.9 million and $75.3 million, while CLEC revenues increased $6.5 million, $9.7 million and $17.9 million in the three, six and twelve month periods ended June 30, 2000, respectively. Additionally, during the three, six and twelve month periods of 2000, Internet revenues increased $3.0 million, $5.9 million and $14.6 million, respectively. Operating losses sustained by emerging businesses increased $3.5 million or 39 percent, $7.3 million or 39 percent and $13.0 million or 31 percent for the three, six and twelve month periods of 2000, respectively, primarily due to expansion of the CLEC operations into additional markets.

Information Services Operations

                                     Three Months Ended              Six Months Ended          Twelve Months Ended
                                            June 30,                      June 30,                      June 30,
                                     -----------------------     -------------------------    --------------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $318,690     $313,850       $629,520       $619,248      $1,255,775    $1,216,964
Operating income                       $ 44,058     $ 43,286       $ 86,131       $ 83,738      $  177,709    $  170,197
------------------------------------------------------------------------------------------------------------------------

    Information services' revenues and sales increased $4.8 million or 2 percent, $10.3 million or 2 percent and $38.8 million or 3 percent for the three, six and twelve month periods ended June 30, 2000, respectively. Revenues and sales increased in all periods of 2000, primarily due to growth in the telecommunications outsourcing operations, which increased $15.9 million, $24.5 million and $69.9 million in the three, six and twelve month periods, respectively. The increases in telecommunications revenues in all periods primarily reflect additional billings to affiliates as a result of the Company's recent acquisitions. Revenue growth from the telecommunications operations was partially offset by decreased revenues from the financial services business. Financial services revenues, which includes the residential lending and international operations, decreased in all periods of 2000 primarily reflecting the merger and consolidation activity in the domestic financial services industry. Financial services revenues for the six and twelve months ended June 30, 2000 were also reduced by a $5.3 million cumulative adjustment related to an outsourcing agreement accounted for under the percentage-of-completion method.

    Operating income increased $0.8 million or 2 percent, $2.4 million or 3 percent and $7.5 million or 4 percent for the three, six and twelve month periods ended June 30, 2000, respectively. The increases in operating income in all periods primarily reflect the growth in revenues and sales noted above, partially offset by lower margins earned by the financial services operations. Financial services operating margins decreased in all periods of 2000 due to the loss of higher margin operations from contract terminations. Financial services operating margins for the six and twelve month periods were also reduced by the revenue adjustment recorded in the first quarter of 2000 noted above. Operating income growth for all periods of 2000 also reflects increases in depreciation and amortization expense. Depreciation and amortization expense increased in each period of 2000 primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.


Other Operations

                                       Three Months Ended            Six Months Ended              Twelve Months Ended
                                            June 30,                      June 30,                       June 30,
                                     -----------------------     -------------------------       -----------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $168,311     $143,997       $306,342       $261,061        $625,099      $615,849
Operating income                       $  4,578     $  6,064       $  8,953       $ 10,314        $ 20,200      $ 23,973
------------------------------------------------------------------------------------------------------------------------

    Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $24.3 million or 17 percent, $45.3 million or 17 percent and $9.2 million or 2 percent for the three, six and twelve month periods ended June 30, 2000, respectively. Operating income decreased $1.5 million or 25 percent, $1.4 million or 13 percent and $3.8 million or 16 percent for the three, six and twelve month periods ended June 30, 2000, respectively.

    Revenues and sales increased in the three and six month periods of 2000 primarily due to additional sales of telecommunications and data products, including sales to affiliates. Sales of telecommunications and data products increased $25.2 million and $40.0 million in the three and six month periods, respectively, with sales to affiliates accounting for $11.9 million and $27.9 million of the overall increases in the three and six month periods, respectively. Sales to affiliates increased primarily due to additional purchases made by the Company's wireline subsidiaries reflecting the Aliant and Standard acquisitions.

    Sales of telecommunications and data products decreased $5.3 million in the twelve month period of 2000 due to a $31.7 million reduction in affiliate sales. The decrease in affiliate sales resulted from a change in reporting intercompany transactions with the wireless subsidiaries. Beginning in 1999, these intercompany transactions were recorded at cost as inventory transfers. The decrease in affiliate sales in the twelve month period was partially offset by increased sales to non-affiliates by the product distribution operations and an increase in directory publishing revenues. Directory publishing revenues increased $13.8 million in the twelve month period primarily due to an increase in the number of directory contracts published.

    The decreases in other operations operating income for all periods of 2000 primarily reflect lower profit margins realized by the product distribution operations and an increase in data processing costs. The decrease in profit margins realized by the product distribution operations reflect lower margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers.


Corporate Expenses

                                        Three Months Ended             Six Months Ended            Twelve Months Ended
                                            June 30,                      June 30,                     June 30,
                                     -----------------------      ------------------------       -----------------------
(Dollars in thousands)                     2000         1999           2000           1999             2000         1999
------------------------------------------------------------------------------------------------------------------------
Corporate operating expenses            $ 9,937       $9,851        $18,694        $15,588         $ 42,657     $ 32,474
Merger and integration expenses
    and other charges                     6,770            -         16,906              -          107,426      252,000
Provision to reduce carrying
    value of certain assets                   -            -              -              -                -       55,000
                                       --------      -------        -------        -------         --------     --------
    Total corporate expenses            $16,707       $9,851        $35,600        $15,588         $150,083     $339,474
------------------------------------------------------------------------------------------------------------------------

    As indicated in the above table, corporate expenses include the merger and integration expenses and other charges and provision to reduce carrying value of certain assets, as previously discussed. Excluding the impact of the merger and integration expenses, other charges and asset write-downs in each period, corporate expenses would have increased $0.1 million or 1 percent, $3.1 million or 20 percent and $10.2 million or 31 percent for the three, six and twelve month periods ended June 30, 2000. Net of the merger and integration expenses and other charges and asset write-downs, the increases in corporate expenses in the six and twelve month periods of 2000 reflect increases in employee benefit costs and depreciation and amortization expense.

Non-Operating Income, Net

                                     Three Months Ended               Six Months Ended             Twelve Months Ended
                                            June 30,                      June 30,                        June 30,
                                     -----------------------     -------------------------           -----------------
(Dollars in thousands)                     2000         1999           2000           1999             2000       1999
----------------------------------------------------------------------------------------------------------------------
Equity earnings in
    unconsolidated partnerships         $39,121      $29,647        $71,718        $59,971         $116,772   $124,703
Minority interest in
    consolidated partnerships           (32,008)     (34,777)       (51,756)       (64,841)        (103,562)  (119,917)
Other income, net                        11,634       14,421         24,427         27,695           51,203     70,455
                                        -------     --------        -------        -------         --------   --------
    Non-operating income, net           $18,747      $ 9,291        $44,389        $22,825         $ 64,413   $ 75,241
----------------------------------------------------------------------------------------------------------------------

    As indicated in the above table, non-operating income, net increased $9.5 million or 102 percent, increased $21.6 million or 94 percent and decreased $10.8 million or 14 percent in the three, six and twelve months ended June 30, 2000, respectively. The decreases in minority interest expense in all periods primarily reflect ALLTEL's acquisition of the remaining ownership interests in wireless limited partnerships serving Richmond, Va., completed during the first quarter of 1999, and in a Georgia Rural Service Area completed in January 2000. The Company increased its ownership in the Richmond, Va. property to 100 percent through the exchange of its minority interest investment in a wireless limited partnership serving Orlando, Fla. The transfer of the interest in the Orlando, Fla. limited partnership primarily accounts for the reduction in equity earnings in the twelve month period ended June 30, 2000.

The decreases in other income, net in all periods primarily reflect a reduction in capitalized interest costs. In addition, other income, net for the twelve months ended June 30, 1999 includes a one-time pretax gain of $7.5 million related to the sale of a minority interest in a subsidiary.

Interest Expense

    Interest expense increased $6.8 million or 10 percent, $6.3 million or 5 percent and $9.7 million or 4 percent in the three, six and twelve month periods ended June 30, 2000, respectively. The increases in interest expense in all periods reflect increases in the both the weighted average borrowing amounts and rates applicable to ALLTEL's commercial paper program and revolving credit agreement. Additional borrowings under these credit facilities were used principally to finance the Company's cash payment to complete the exchange of wireless properties with Bell Atlantic and GTE.

Income Taxes

    Income tax expense increased $573.4 million or 385 percent, $588.6 million or 210 percent and $639.7 million or 129 percent for the three, six and twelve month periods ended June 30, 2000, respectively. The increases in income tax expense in each period primarily reflects the tax-related impact of the gain recognized on the exchange of wireless assets and the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of the non-recurring and unusual items in each period, income tax expense would have increased $13.2 million or 9 percent, $32.6 million or 12 percent and $51.6 million or 10 percent in the three, six and twelve month periods ended June 30, 2000, respectively, consistent with the overall growth in the Company's earnings from continuing operations before non-recurring and unusual items.

Average Common Shares Outstanding

    The average number of common shares outstanding increased 1 percent in the three and six month periods and increased 2 percent in the twelve month period ended June 30, 2000, respectively. The increases in all periods primarily reflect the additional shares issued in September 1999 in connection with the AIR and Southern Data acquisitions

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $9.8 billion at June 30, 2000, reflecting 54 percent common and preferred equity and 46 percent debt. The Company's capital structure at December 31, 1999 was $8.0 billion and reflected 52 percent common and preferred equity and 48 percent debt. The Company believes it has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

                                                                Six Months Ended                Twelve Months Ended
(Dollars in thousands)                                                 June 30,                         June 30,
------------------------------------------------------------------------------------------------------------------------
                                                                     2000         1999              2000            1999
                                                                     ----         ----              ----            ----
Cash flows from (used in):

    Operating activities                                         $719,694     $612,755        $1,606,968      $1,425,928
    Investing activities                                         (762,037)    (517,985)       (1,305,421)     (1,141,884)
    Financing activities                                           30,156     (133,582)         (346,392)       (316,230)
                                                                 --------     --------        ----------      -----------
Decrease in cash and short-term investments                      $(12,187)    $(38,812)       $  (44,845)     $  (32,186)
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operations

    Cash provided from operations continues to be ALLTEL's primary source of liquidity. The increases in the six and twelve month periods ended June 30, 2000 reflect growth in operating income of the Company before non-recurring and unusual charges. The increases in cash provided from operations resulting from earnings growth in both periods of 2000 were partially offset by changes in working capital requirements, including timing differences in the receipt and payment of trade receivables and payables.

Cash Flows used in Investing Activities

    Capital expenditures for the six and twelve month periods of 2000 were $407.6 million and $979.4 million, respectively, compared to $434.7 million and $1,028.9 million for the same periods in 1999. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to upgrade ALLTEL's telecommunications network. In addition, capital expenditures were incurred to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $1,071.0 million for 2000, which are expected to be funded primarily from internally generated funds.

    Cash flows used in investing activities for six and twelve month period ended June 30, 2000 include cash outlays for the acquisition of property of $625.8 million and $630.3 million, respectively. The amounts principally consist of $624.1 million paid by ALLTEL in connection with the exchange of wireless assets with Bell Atlantic completed in April 2000, as previously discussed. Cash flows from investing activities for the six and twelve month periods of 1999 include cash outlays for the acquisition of property of $95.4 million and $131.5 million, respectively. These amounts are net of cash acquired of approximately $24.1 million received in the Standard acquisition and principally consist of cash outlays of $46.5 million for a wireless property in Colorado, $30.6 million for a wireless property in Illinois, and $20.0 million for a wireless property in Alabama. In addition to these acquisitions, cash outlays for the twelve months ended June 30, 1999, include $34.6 million related to the purchase of two wireless properties in Georgia.

    Cash flows used in investing activities for the six and twelve month periods ended June 30, 2000 include proceeds from the sale of assets of $224.5 million. These amounts consist of $192.5 million received by ALLTEL to complete the exchange of wireless assets with GTE in June 2000 and $32.0 million received from the sale of PCS assets related to the Mobile, Ala. and Pensacola, Fla. markets as previously discussed. Cash flows used in investing activities for the six and twelve month periods ended June 30, 2000 also include proceeds from the return on investments of $89.3 million and $116.9 million, respectively, primarily consisting of cash distributions received from ALLTEL's wireless minority investments. Cash flows used in investing activities for the twelve month periods ended June 30, 2000 and 1999 also include proceeds from the sale of investments of $45.0 million and $101.5 million, respectively. These amounts principally consist of proceeds of $45.0 million and $87.6 million, respectively, from the sale of a portion of the Company's investment in WorldCom common stock. The proceeds received from the asset and investment sales were used primarily to reduce borrowings under the Company's commercial paper program or revolving credit agreement.

Cash Flows from Financing Activities

    Dividend payments remain a significant use of capital resources. Common and preferred dividend payments were $201.8 million and $390.1 million for the six and twelve month periods ended June 30, 2000, respectively, compared to $189.9 million and $339.2 million for the same periods in 1999. The increases in dividend payments in both periods primarily reflect the additional shares outstanding due to the mergers with Aliant, AIR and Southern Data, as well as growth in the annual dividend rate on ALLTEL's common stock.

    The Company has a line of credit under a revolving credit agreement, which expires in October 2004. On April 3, 2000, the borrowing capacity under this agreement was increased to $1.4 billion. In the first quarter of 2000, the Company established a commercial paper program. Under this program, commercial paper borrowings are supported by the Company's revolving credit agreement and are deducted from the revolving credit agreement in determining the amount available for borrowing. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.4 billion. ALLTEL classifies commercial paper borrowings as long-term debt because the revolving credit agreement supports these borrowings. Commercial paper borrowings outstanding at June 30, 2000 were $632.0 million with a weighted average interest rate of 6.7 percent. The commercial paper borrowings represent all of the long-term debt issued in the six and twelve month periods ended June 30, 2000. No borrowings were outstanding under the revolving credit agreement at June 30, 2000, compared to $341.1 million and $405.7 million that were outstanding at December 31, 1999 and June 30, 1999, respectively. As discussed previously, proceeds from the sale of WorldCom common stock were used primarily to reduce the amount of borrowings outstanding under the revolving credit agreement. In March 1999, ALLTEL filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $500 million in aggregate initial offering price of unsecured debt securities. In April 1999, ALLTEL issued $300 million of debentures, under this shelf registration statement to reduce borrowings outstanding under the Company's revolving credit agreement. The $300 million debentures, net of issuance costs, represent substantially all of the long-term debt issued in the six and twelve month periods ended June 30, 1999.

    Retirements of long-term debt were $376.7 million and $486.2 million for the six and twelve months ended June 30, 2000, respectively, compared to $235.0 million and $271.9 million for the same periods of 1999. The net reductions from December 31, 1999 and June 30, 1999 in revolving credit borrowings of $341.1 million and $405.7 million, respectively, represent the majority of the long-term debt retired in the six and twelve month periods ended June 30, 2000, respectively. Scheduled long-term debt retirements, net of revolving credit agreement activity, amounted to $35.6 million and $80.5 million for the six and twelve month periods ended June 30, 2000, respectively, compared to $62.2 million and $88.7 million for the same periods of 1999. Retirements of long-term debt for the six and twelve months ended June 30, 1999 also reflect net reductions of $172.8 million and $183.2 million, respectively, in revolving credit borrowings.

    Distributions to minority investors were $39.0 million and $117.8 million for the six and twelve months ended June 30, 2000, respectively, compared to $34.5 million and $98.2 million for the same periods in 1999. The increases in distributions for both periods reflect the improved operating results of the wireless properties managed by the Company.

    On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allows the Company to repurchase up to 7.5 million shares of its outstanding common stock. Shares will be repurchased in open market transactions. ALLTEL expects to finance the cost of the repurchase program through internally generated funds and from the sale of non-strategic assets.

Recently Issued Accounting Pronouncements

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

The Company is currently evaluating the impact, if any, that SAB 101 may have on its other communications revenue recognition policies. In June 2000, the SEC amended SAB 101 to delay reporting accounting changes as a result of applying the provisions of SAB 101 until the fourth quarter. Accordingly, the Company will first report the impact of the change in recognizing wireless access revenues along with any other changes in revenue recognition as a cumulative effect of a change in accounting in ALLTEL's annual audited consolidated financial statements for the year ended December 31, 2000. The impact of this one-time cumulative change in accounting will be material to net income in 2000. There is no impact to the Company's cash flow from operations as a result of this change. This change in accounting would not have been material to the Company's previously reported consolidated results of operations, financial position or cash flows, if adopted in prior periods.

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

Other Financial Information

    During the first six months of 2000, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1999.

    On July 31, 2000, ALLTEL agreed to purchase wireless properties in New Orleans and Baton Rouge, Louisiana from SBC Communications, Inc. The purchase will also include three rural service areas in Iberville, St. James and Plaquemines parishes. Upon completion of the transaction, ALLTEL will pay about $400 million in cash and will acquire approximately 160,000 wireless customers and 300,000 paging customers. The transaction is expected to close later this year.

                               ALLTEL CORPORATION
                                    FORM 10-Q
                           Part II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

                The Company's 2000 Annual Meeting of Stockholders was held on April 20, 2000. At the meeting, the following items were submitted to a vote of stockholders:

                (1) The election of five directors, constituting the class of the Board of Directors, who will serve a three-year term expiring at the 2003 Annual Meeting of Stockholders:

                Nominee                  Votes For      Votes Withheld
                -------                  ---------      --------------
                Joe T. Ford            275,539,648        2,090,205
                Dennis E. Foster       275,582,417        2,047,436
                John P. McConnell      275,588,834        2,041,019
                Fred W. Smith          275,553,760        2,076,093
                Josie C. Natori        275,523,631        2,106,222

                (2) A stockholder proposal requesting that future stock splits of ALLTEL's common stock would require two-thirds approval of all outstanding shares and a pre-split price of at least $1,000 per share was not adopted with 5,978,509 votes for, 241,406,149 votes against and 3,529,326 abstentions. Broker non-votes related to this proposal totaled 26,715,869.

Item 6. Exhibits and Reports on Form 8-K

        (a) See the exhibits specified on the Index of Exhibits located at Page 22.

        (b)     Reports on Form 8-K:

                Current Report on Form 8-K dated April 3, 2000,  reporting under
                Item 2, Acquisition or Disposition of Assets, that the Company had completed its exchange of wireless assets with Bell Atlantic in Nevada, Iowa, Arizona, New Mexico and Texas. The Form 8-K also included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, unaudited pro forma summary information for the Company after giving effect to the exchange of wireless assets with Bell Atlantic.

                Current Report on Form 8-K dated June 30, 2000,  reporting under
                Item 2, Acquisition or Disposition of Assets, that the Company had completed the remaining wireless property exchanges with Bell Atlantic and GTE. The pro forma financial information required pursuant to Article 11 of Regulation S-X will be filed by amendment not later than 75 days after the date of the Form 8-K.

                Current Report on Form 8-K dated July 19, 2000,  reporting under
                Item 5, Other Events, the Company's Press Release announcing its second quarter results from operations.

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


                               ALLTEL CORPORATION
                 -----------------------------------------------
                                  (Registrant)

                             /s/ Jeffery R. Gardner
                 -----------------------------------------------
                               Jeffery R. Gardner
                 Senior Vice President - Chief Financial Officer
                          (Principal Financial Officer)
                                  August 9, 2000

                               ALLTEL CORPORATION

                                    FORM 10-Q
                                INDEX OF EXHIBITS


Form 10-Q                                                        Sequential
Exhibit No.                  Description                           Page No.
-----------                  -----------                         ----------


    (19)      Interim Report to Stockholders and                  23 - 37
              Notes to Unaudited Consolidated Financial
              Statements for the periods ended June 30, 2000 and 1999

    (27)      Financial Data Schedule                                  38
              for the six months ended June 30, 2000