Form 10-Q
period 2000-09-30
ALLTEL CORP
filed 2000-11-13
CIK 65873

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                period ended September 30, 2000

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

              YES   X        NO
                  ------        ------


 Number of common shares outstanding as of September 30, 2000:

                                           312,655,390

                                           -----------

 The Exhibit Index is located at sequential page 34.

================================================================================

                               ALLTEL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                           2
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           14
Item 3.   Quantitative and Qualitative Disclosures About                31
          Market Risk

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              *
Item 2.   Changes in Securities                                          *
Item 3.   Defaults Upon Senior Securities                                *
Item 4    Submission of Matters to Vote of Security Holders              *
Item 5.   Other Information                                              *
Item 6.   Exhibits and Reports on Form 8-K                              32

    * No reportable information under this item.

Forward-Looking Statements

--------------------------
    This Report on Form 10-Q includes, and future filings by the Company on Form 10-K and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates", and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

-------  --------------------


                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                      September 30,         December 31,   September 30,
ASSETS                                                                         2000                 1999            1999
------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:

  Cash and short-term investments                                       $     8,269          $    17,595     $    36,999
  Accounts receivable (less allowance for doubtful
    accounts of $45,840, $35,017 and $37,301, respectively)               1,194,084              922,159         939,679
  Materials and supplies                                                     12,953               15,130          17,919
  Inventories                                                               201,198              148,292         112,558
  Prepaid expenses and other                                                283,612               64,003          63,784
                                                                         ----------           ----------      ----------
    Total current assets                                                  1,700,116            1,167,179       1,170,939
------------------------------------------------------------------------------------------------------------------------
Investments                                                                 440,858            1,594,029       1,500,460
Goodwill and other intangibles                                            3,099,625            1,997,315       2,009,960
------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Wireline                                                                5,533,188            5,194,546       5,138,871
  Wireless                                                                4,486,356            3,545,778       3,399,950
  Information services                                                      885,405              775,532         776,760
  Other                                                                     288,311              241,297         181,671
  Under construction                                                        417,434              533,854         488,602
                                                                         ----------           ----------     -----------
    Total property, plant and equipment                                  11,610,694           10,291,007       9,985,854
  Less accumulated depreciation                                           5,316,106            4,556,462       4,404,424
                                                                         ----------           ----------     -----------
    Net property, plant and equipment                                     6,294,588            5,734,545       5,581,430
------------------------------------------------------------------------------------------------------------------------
Other assets                                                                305,713              281,135         307,569
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $11,840,900          $10,774,203     $10,570,358
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                                                                      September 30,         December 31,   September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                           2000                 1999            1999
------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                  $    64,273          $    71,222     $    73,127
  Accounts payable                                                          592,798              508,045         437,436
  Advance payments and customer deposits                                    135,988              117,915         132,141
  Accrued taxes                                                             336,469               88,723         103,630
  Accrued dividends                                                         101,191              101,607          94,794
  Other current liabilities                                                 260,458              306,455         338,222
                                                                         ----------           ----------      ----------
    Total current liabilities                                             1,491,177            1,193,967       1,179,350
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                            4,214,460            3,750,413       3,812,688
Deferred income taxes                                                       622,058            1,056,921       1,004,677
Other liabilities                                                           503,363              567,165         562,281
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock                                                               502                  562           9,102
  Common stock                                                              312,656              314,258         313,930
  Additional capital                                                        915,096              973,356         969,311
  Unrealized holding gain on investments                                     56,926              594,130         527,285
  Retained earnings                                                       3,724,662            2,323,431       2,191,734
                                                                         ----------           ----------      ----------
    Total shareholders' equity                                            5,009,842            4,205,737       4,011,362
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $11,840,900          $10,774,203     $10,570,358
------------------------------------------------------------------------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
                                         Three Months                    Nine Months                    Twelve Months
                                     Ended September  30,            Ended September 30,             Ended September 30,
                                  -------------------------      --------------------------     ---------------------------
(Dollars in thousands,
 except per share amounts)               2000          1999             2000           1999            2000            1999
---------------------------------------------------------------------------------------------------------------------------
REVENUES AND SALES:
  Service revenues                 $1,635,071    $1,507,693       $4,744,033     $4,370,360      $6,212,922      $5,725,913
  Product sales                       168,164       168,101          479,187        451,369         649,940         621,313
                                   ----------    ----------       ----------     ----------      ----------      ----------
  Total revenues and sales          1,803,235     1,675,794        5,223,220      4,821,729       6,862,862       6,347,226
---------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Operations                          945,367       863,886        2,735,663      2,523,304       3,597,135       3,338,975
  Cost of products sold               176,845       163,867          484,784        432,258         651,322         604,941
  Depreciation and amortization       261,415       219,014          715,091        640,969         936,294         842,509
  Merger and integration expenses
    and other charges                   7,687        90,520           24,593         90,520          24,593          90,520
                                   ----------    ----------       ----------     ----------      ----------      ----------
  Total costs and expenses          1,391,314     1,337,287        3,960,131      3,687,051       5,209,344       4,876,945
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                      411,921       338,507        1,263,089      1,134,678       1,653,518       1,470,281

Equity earnings in unconsolidated
  partnerships                         23,479        23,327           95,197         83,298         116,924         116,607
Minority interest in consolidated
  partnerships                        (24,979)      (26,301)         (76,735)       (91,142)       (102,240)       (116,536)
Other income, net                      10,717        10,621           35,144         38,316          51,299          65,583
Interest expense                      (80,057)      (71,297)        (224,994)      (209,913)       (295,256)       (277,986)
Gain on disposal of assets
  and other                           474,855             -        1,812,940              -       1,856,011               -
                                   ----------    ----------       ----------     ----------      ----------      ----------

Income before income taxes            815,936       274,857        2,904,641        955,237       3,280,256       1,257,949
Income taxes                          331,924       124,508        1,201,067        405,075       1,343,210         533,705
                                   ----------    ----------       ----------     ----------      ----------      ----------

Net income                            484,012       150,349        1,703,574        550,162       1,937,046         724,244
Preferred dividends                        40           215              121            674             336             902
                                   ----------    ----------       ----------     ----------      ----------      ----------
Net income applicable to
  common shares                    $  483,972    $  150,134       $1,703,453     $  549,488      $1,936,710      $  723,342
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  Basic                                 $1.54          $.48            $5.41          $1.76           $6.15           $2.33
  Diluted                               $1.53          $.47            $5.36          $1.74           $6.09           $2.30

---------------------------------------------------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                    Nine Months                      Twelve Months
                                                                Ended September 30,               Ended September 30,
                                                            -------------------------         -------------------------
(Dollars in thousands)                                             2000          1999                2000          1999
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED FROM OPERATIONS                            $1,143,474     $ 993,239          $1,650,264    $1,443,728
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                   (734,674)     (677,270)         (1,063,879)   (1,017,627)
  Purchase of property, net of cash acquired                   (649,390)      (93,845)           (655,491)      (95,389)
  Additions to capitalized software development costs           (85,997)      (30,901)           (100,188)      (51,978)
  Additions to investments                                      (12,533)       (8,698)            (29,923)      (21,644)
  Proceeds from the sale of investments                         528,154             -             573,175        13,988
  Proceeds from the return on investments                        59,466        68,935              78,385       113,619
  Proceeds from the sale of assets                              224,501             -             224,501             -
  Other, net                                                      1,205           468             (15,906)       37,074
                                                             ----------     ---------          ----------    ----------
    Net cash used in investing activities                      (669,268)     (741,311)           (989,326)   (1,021,957)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on preferred and common stock                      (302,741)     (284,154)           (396,763)     (372,154)
  Reductions in long-term debt                                 (385,847)     (277,277)           (453,097)     (350,642)
  Purchase of common stock                                     (164,286)            -            (164,286)         (286)
  Preferred stock redemptions and purchases                          (2)         (540)            (11,377)         (448)
  Distributions to minority investors                           (62,883)      (75,509)           (100,668)     (120,241)
  Long term debt issued                                         414,250       298,174             414,250       321,034
  Common stock issued                                            17,977        35,312              22,273        63,107
                                                             ----------     ---------          ----------    ----------
    Net cash used in financing activities                      (483,532)     (303,994)           (689,668)     (459,630)
-----------------------------------------------------------------------------------------------------------------------

Decrease in cash and short-term investments                      (9,326)      (52,066)            (28,730)      (37,859)

CASH AND SHORT-TERM INVESTMENTS:
  Beginning of the period                                        17,595        89,065              36,999        74,858
                                                             ----------     ---------          ----------    ----------
  End of the period                                          $    8,269     $  36,999          $    8,269    $   36,999
-----------------------------------------------------------------------------------------------------------------------

                                     -------


1.    General:
      Basis of Presentation - The consolidated financial statements at
      ---------------------
      September 30, 2000 and 1999 and for the three, nine and twelve month periods then ended for ALLTEL Corporation ("ALLTEL" or the "Company") are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

      Change in Reporting Wireless Roaming Revenues - During the second quarter
      ---------------------------------------------
      of 2000, the Company changed the reporting presentation for wireless customer roaming revenues to a gross basis. This change conforms the Company's financial reporting policies to prevailing wireless industry practice and is consistent with the reporting policies of the Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") properties acquired by the Company in 2000. (See Note 2.) Previously, the Company netted these revenues against roaming charges from other wireless service providers and included the net amount in operations expense. Prior period revenue and operating expense information has been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

2.    Exchange of Wireless Assets and Other Purchase Acquisitions:
      On January 31, 2000, ALLTEL, Bell Atlantic, GTE and Vodafone Airtouch signed agreements to exchange wireless properties in 13 states. On
      April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in 5 states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.1 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Alabama, Florida, Ohio, and South Carolina, and divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $192.5 million in cash, prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.

      Through the completion of the above transactions with Bell Atlantic and GTE, ALLTEL acquired interests in 27 wireless markets representing about
      14.6 million POPs and approximately 1,467,000 wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition. Under the purchase method of accounting, tangible and identifiable intangible assets acquired are recorded at fair value. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $1.4 billion has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments. ALLTEL has engaged a third-party appraisal firm to perform a study to determine the allocation of the total purchase price to the various assets acquired. Accordingly, a portion of the excess cost may be classified as other intangibles and may be amortized over periods different from the goodwill amortization period of 25 years.

                                    -------

      The following unaudited pro forma combined results of operations of the Company assumes that the wireless property exchanges with Bell Atlantic and GTE were completed as of January 1, 1999 (in thousands, except per share amounts):

                                                 For the Nine Months
                                                 Ended September 30,
                                             --------------------------
                                                   2000            1999
                                                   ----            ----
          Revenues and sales                 $5,328,604      $5,041,745
          Net income                         $  876,060      $  462,072
          Basic earnings per share                $2.78           $1.48
          Diluted earnings per share              $2.76           $1.46

      The pro forma amounts represent the historical operating results of the properties acquired from Bell Atlantic and GTE with appropriate preliminary adjustments that give effect to depreciation and amortization and interest expense. The pretax gain of $1,351.6 million (net of related tax expense of $567.7 million) recognized by ALLTEL related to the wireless property exchanges has been excluded from the pro forma net income and earnings per share amounts presented. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Bell Atlantic and GTE properties had been operated by ALLTEL during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses.

      Operating results of the wireless properties divested in the transactions with Bell Atlantic and GTE included in the Company's consolidated results of operations for the nine and twelve months ended September 30, 2000, were as follows (in thousands):

                                             Nine Months    Twelve Months
                                                Ended           Ended
                                              --------        --------
          Revenues and sales                  $211,262        $349,273
          Operating income                    $ 73,118        $119,753

      Also during 2000, the Company acquired the remaining ownership interests in wireless properties in Florida and Georgia in which ALLTEL already owned a controlling interest. In July, the Company purchased Benchmark Consulting International, a privately held company serving the financial services industry. In connection with these acquisitions, the Company paid $25.3 million in cash and issued approximately 730,000 shares of ALLTEL common stock.

      In conjunction with the business combinations completed during 2000, assets acquired, liabilities assumed, common stock issued and assets exchanged were as follows (in thousands):


                                                                           Acquired from                                Combined
                                                    --------------------------------------------------------
                                                     Bell Atlantic              GTE                  Other                Total
                                                     -------------          -----------            --------           -----------
          Fair value of assets acquired                  $ 479,721          $   767,151            $ 17,443           $ 1,264,315
          Goodwill and other intangibles                   601,188              800,036              67,791             1,469,015
          Liabilities assumed                                    -             (425,000)             (1,942)             (426,942)
          Common stock issued                                    -                    -             (58,035)              (58,035)
          Fair value of assets exchanged                  (456,776)          (1,334,688)                  -            (1,791,464)
                                                         ---------          -----------            --------           -----------
          Net cash paid (received)                       $ 624,133          $  (192,501)           $ 25,257           $   456,889
                                                         =========          ============           ========           ===========


                                    -------


3.    Mergers:
      In September 1999, the Company completed mergers with Liberty Cellular, Inc. ("Liberty") and its affiliate KINI L.C. Under terms of the merger agreements, the outstanding stock of Liberty and the outstanding ownership units of KINI L.C. were exchanged for approximately 7.0 million shares of ALLTEL's common stock. In July 1999, the Company completed its merger with Aliant Communications Inc. ("Aliant"). Under the terms of the merger agreement, Aliant became a wholly-owned subsidiary of ALLTEL, and each outstanding share of Aliant common stock was converted into the right to receive .67 shares of ALLTEL common stock, 23.9 million common shares in the aggregate. These mergers qualified as tax-free reorganizations and have been accounted for as poolings-of-interests. In January 1999, the Company completed a merger with Standard Group, Inc. ("Standard"). In September 1999, the Company also completed mergers with Advanced Information Resources, Limited ("AIR") and Southern Data Systems ("Southern Data"). In connection with the mergers, approximately 6.5 million shares of ALLTEL common stock were issued. All three mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. Prior period financial information has not been restated, since the operations of the three acquired companies were not significant to ALLTEL's consolidated financial statements on either a separate or aggregate basis. The accompanying consolidated financial statements include the accounts and results of operations of Standard, AIR and Southern Data from the applicable date of acquisition.

4.    Merger and Integration Expenses and Other Charges:
      In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The integration plan, completed in September 2000, provided for the elimination of 22 employees in the Company's wireless operations management, engineering and sales support functions. As of September 30, 2000, the Company had paid $5.2 million in severance and employee-related expenses and all of the employee reductions had been completed. In connection with this integration plan, the Company recorded a charge of $9.2 million in the third quarter of 2000, consisting of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, which consisted of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs.

      During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the acquisitions of Aliant and Liberty. The adjustment to the wireline restructuring plan reflects a reduction in the expected number of employees to be terminated from 308 to 248, while the adjustments to the Aliant and Liberty merger and integration plans reflect differences between estimated and actual severance costs paid.

      During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflects a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated from 160 to 132.

      In an effort to improve the operating efficiency of its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan, which resulted in the elimination of 199 employees, was completed in July 2000. As of September 30, 2000, the Company had paid $5.4 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for facilities that the Company has abandoned, net of anticipated sublease income.

                                    -------

      During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, AIR and Southern Data and with certain loss contingencies and other restructuring activities. The merger and integration expenses, which totaled $73.4 million, included professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 160 employees of Aliant and 40 employees of Liberty, primarily in the corporate support functions, to be substantially completed by the third quarter of 2000. As previously discussed, in the second quarter of 2000, the Company reduced the expected number of Aliant employees to be terminated to 132 and decreased the related accrued liability by $2.0 million. In the third quarter of 2000, the Company further reduced the accrued liabilities related to the Aliant and Liberty mergers by $0.5 million. As of September 30, 2000, the Company had paid $10.6 million in severance and employee-related expenses and 153 out of the total 172 employee reductions had been completed. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that have no future alternative use or functionality. Also included are other integration costs incurred in the third quarter consisting of branding and signage costs of $4.1 million and other expenses of $2.2 million.

      The lease termination costs included a cancellation fee of $7.3 million representing the negotiated settlement to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998. The lease termination costs also included a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs.

      The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, the Company will convert both the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in November 1999 and conversion of the Aliant operations will begin in early 2001. The $5.2 million amount represented the termination fee specified in the contracts. Of the total termination fee, $0.3 million has been paid with the remainder due upon completion of the conversion of the Aliant operations to ALLTEL's billing system. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, the Company and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million of termination costs were recorded in 1998, as discussed below. Through September 30, 2000, the Company had paid $30.0 million of the termination fee. In addition to the termination fee, the Company will continue to pay Convergys for processing customer accounts until all customers are switched to ALLTEL's billing system, which is expected to be completed in 2001.

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $17.1 million during the third quarter of 1999. This charge consisted of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan provided for the elimination of approximately 308 employees in the Company's wireline operations support functions to be completed by September 2000. As previously discussed, in the third quarter of 2000, the Company reduced the expected number of employees to be terminated to 248 and decreased the related accrued liability by $1.0 million. As of September 30, 2000, the Company had paid $8.5 million in severance and employee-related expenses and 239 of the total 248 employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned.

                                    -------

      In 1998, the Company recorded transaction costs and one-time charges totaling $252.0 million on a pretax basis related to the closing of its merger with 360. The merger and integration expenses included professional and financial advisors' fees of $31.5 million, severance and employee-related expenses of $48.7 million and integration costs of $171.8 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 521 employees, primarily in the corporate support functions. As of September 30, 2000, the Company had paid $48.2 million in severance and employee-related expenses and all of the employee reductions had been completed. The integration costs included several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360 and ALLTEL's expanded wireless presence. These adjustments included a $60.0 million write-down in the carrying value of certain in-process software development assets which had no alternative use or functionality, $50.0 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18.0 million write-down in the carrying value of certain assets resulting from a revised PCS deployment plan, and other integration cost of $23.1 million.

      The $50.0 million of costs recorded for contract termination fees related to the long-term billing contract with Convergys. As previously noted, in September 1999, the Company and Convergys agreed upon a final termination fee of $55.0 million. The $18.0 million write-down in the carrying value of certain PCS-related assets included approximately $15.0 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. As a result of the merger with 360, the Company elected not to continue to complete construction of its PCS network in these three markets. The remaining $3.0 million of the PCS-related write-down represented cell site lease termination fees.

      The following is a summary of activity related to the liabilities associated with the Company's merger and integration expenses and other charges for the twelve months ended September 30:

                                                         (In Thousands)
                                                 -----------------------------
                                                        2000              1999
                                                        ----              ----
         Balance, beginning of period            $   116,172       $   108,509
         Merger and integration expenses and
           other charges                              28,903            90,520
         Reversal of accrued liabilities              (3,500)                -
         Non-cash write-down of assets                (2,734)           (8,696)
         Cash outlays                                (99,252)          (74,161)
                                                 -----------       -----------
         Balance, end of period                  $    38,779       $   116,172
                                                 ===========       ===========

      At September 30, 2000, the remaining unpaid liability related to the Company's merger and integration and restructuring activities consists of contract termination fees of $29.9 million, severance and employee-related expenses of $6.3 million and lease cancellation and termination costs of $2.6 million.

5.    Gain on Disposal of Assets and Other:
      In the third quarter of 2000, the Company recorded pretax gains totaling $476.3 million from the sale of a portion of its investment in WorldCom, Inc. common stock. In addition, the Company recorded a pretax adjustment of $1.4 million to reduce the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE and the sale of certain PCS assets recorded in the second quarter of 2000, as discussed below. The adjustment reflected differences in the actual and estimated book values of the properties disposed.

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

                                    -------


6.    Comprehensive Income:
      Comprehensive income was as follows for the three, nine and twelve month periods ended September 30:


                                                      Three Months Ended           Nine Months Ended          Twelve Months Ended
                                                    ----------------------     ------------------------     -----------------------
      (Dollars in thousands)                             2000         1999           2000          1999           2000         1999
      ----------------------                             ----         ----           ----          ----           ----         ----
      Net income                                    $ 484,012    $ 150,349     $1,703,574      $550,162     $1,937,046     $724,244
                                                    ---------    ---------     ----------      --------     ----------     --------
      Other comprehensive income (loss):
        Unrealized holding gains (losses)
          on investments arising during
          the period                                 (250,208)    (197,990)      (366,004)      (35,104)      (247,355)     261,683
        Income tax expense (benefit)                  (68,706)     (77,380)      (111,399)      (13,666)       (86,780)     102,574
                                                    ---------    ---------     ----------      --------     ----------     --------
                                                     (181,502)    (120,610)      (254,605)      (21,438)      (160,575)     159,109
                                                    ---------    ---------     ----------      --------     ----------     --------
        Less:  reclassification adjustments

          for gains included in net income           (476,291)           -       (476,291)            -       (519,362)           -
        Income tax expense                            193,692            -        193,692             -        209,578            -
                                                    ---------    ---------     ----------      --------     ----------     --------
                                                     (282,599)           -       (282,599)            -       (309,784)           -
                                                    ---------    ---------     ----------      --------     ----------     --------
        Other comprehensive income

          (loss) before tax                          (726,499)    (197,990)      (842,295)      (35,104)      (766,717)     261,683
        Income tax expense (benefit)                 (262,398)     (77,380)      (305,091)      (13,666)      (296,358)     102,574
                                                    ---------    ---------     ----------      --------     ----------     --------
        Other comprehensive income (loss)            (464,101)    (120,610)      (537,204)      (21,438)      (470,359)     159,109
                                                    ---------    ---------     ----------      --------     ----------     --------
      Comprehensive income                          $  19,911    $  29,739     $1,166,370      $528,724     $1,466,687     $883,353
                                                    =========    =========     ==========      ========     ==========     ========

7.    Earnings per Share:
      A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three, nine and twelve month periods ended September 30:


                                                      Three Months Ended           Nine Months Ended          Twelve Months Ended
                                                    ----------------------     ------------------------     -----------------------
      (In thousands, except per share amounts)           2000         1999           2000          1999           2000         1999
      ----------------------------------------           ----         ----           ----          ----           ----         ----
      Basic earnings per share:
      Net income applicable to
          common shares                             $ 483,972    $ 150,134     $1,703,453      $549,488     $1,936,710     $723,342
      Weighted average common shares
          outstanding for the period                  314,302      313,112        314,896       312,396        314,716      310,727
                                                    ---------    ---------     ----------      --------     ----------     --------
      Basic earnings per share                          $1.54         $.48          $5.41         $1.76          $6.15        $2.33
                                                        =====         ====          =====         =====          =====        =====

      Diluted earnings per share:
      Net income applicable to
          common shares                             $ 483,972    $ 150,134     $1,703,453      $549,488     $1,936,710     $723,342
      Adjustments for convertible securities:
          Preferred stock dividends                        40           43            121           131            163          176
                                                    ---------    ---------     ----------      --------     ----------     --------
      Net income applicable to common
          shares assuming conversion                $ 484,012    $ 150,177     $1,703,574      $549,619     $1,936,873     $723,518
                                                    ---------    ---------     ----------      --------     ----------     --------
      Weighted average common shares
          outstanding for the period                  314,302      313,112        314,896       312,396        314,716      310,727
      Increase in shares resulting from:
          Exercise of stock options                     2,059        3,415          2,537         3,474          2,748        3,283
          Conversion of preferred stocks                  405          443            414           449            418          452
                                                    ---------    ---------     ----------      --------     ----------     --------
      Weighted average common shares
          outstanding assuming conversion             316,766      316,970        317,847       316,319        317,882      314,462
                                                    ---------    ---------     ----------      --------     ----------     --------
      Diluted earnings per share                        $1.53         $.47          $5.36         $1.74          $6.09        $2.30
                                                        =====         ====          =====         =====          =====        =====

                                    -------


8.    Business Segment Information:
      ALLTEL disaggregates its business operations based on differences in products and services. The Company evaluates performance based on segment operating income, excluding non-recurring and unusual items. Segment operating results were as follows for the three, nine and twelve month periods ended September 30:


                                             Three Months Ended                Nine Months Ended             Twelve Months Ended
                                         -------------------------        -------------------------       -------------------------
      (Dollars in thousands)                   2000           1999              2000           1999             2000           1999
      ----------------------                   ----           ----              ----           ----             ----           ----
      Revenues and Sales from
        External Customers:
       Wireless                          $  875,523     $  768,005        $2,449,027     $2,170,242       $3,180,952     $2,824,926
       Wireline                             411,322        412,804         1,254,155      1,207,436        1,668,146      1,577,195
       Emerging businesses                   79,782         68,114           246,206        189,062          327,153        233,700
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total communications              1,366,627      1,248,923         3,949,388      3,566,740        5,176,251      4,635,821
       Information services                 248,791        246,305           726,483        735,127          968,705        999,643
       Other operations                     106,224        102,673           295,476        274,589          389,669        356,767
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total business segments           1,721,642      1,597,901         4,971,347      4,576,456        6,534,625      5,992,231
                                         ----------     ----------        ----------     ----------       ----------     ----------
      Intersegment Revenues
        and Sales:

       Wireless                                   -              -                 -              -                -              -
       Wireline                              15,921         13,855            48,450         43,359           61,121         56,481
       Emerging businesses                   23,168          3,242            42,228          7,827           44,826         13,200
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total communications                 39,089         17,097            90,678         51,186          105,947         69,681
       Information services                  70,837         66,550           222,665        196,976          293,843        238,007
       Other operations                      60,279         51,150           177,369        140,295          248,110        234,312
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total business segments             170,205        134,797           490,712        388,457          647,900        542,000
                                         ----------     ----------        ----------     ----------       ----------     ----------
      Total Revenues and Sales:
       Wireless                             875,523        768,005         2,449,027      2,170,242        3,180,952      2,824,926
       Wireline                             427,243        426,659         1,302,605      1,250,795        1,729,267      1,633,676
       Emerging businesses                  102,950         71,356           288,434        196,889          371,979        246,900
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total communications              1,405,716      1,266,020         4,040,066      3,617,926        5,282,198      4,705,502
       Information services                 319,628        312,855           949,148        932,103        1,262,548      1,237,650
       Other operations                     166,503        153,823           472,845        414,884          637,779        591,079
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total business segments           1,891,847      1,732,698         5,462,059      4,964,913        7,182,525      6,534,231
       Less:   intercompany
               eliminations                  88,612         56,904           238,839        143,184          319,663        187,005
                                         ----------     ----------        ----------     ----------       ----------     ----------
       Total revenues and sales          $1,803,235     $1,675,794        $5,223,220     $4,821,729       $6,862,862     $6,347,226
                                         ==========     ==========        ==========     ==========       ==========     ==========
      Operating Income (Loss):
       Wireless                          $  214,785     $  247,042        $  694,036     $  687,573       $  892,941     $  853,604
       Wireline                             159,608        156,714           497,864        452,429          664,499        591,662
       Emerging businesses                      210        (14,588)          (25,613)       (33,127)         (39,727)       (45,393)
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total communications                374,603        389,168         1,166,287      1,106,875        1,517,713      1,399,873
       Information services                  47,010         44,479           133,141        128,217          180,240        174,259
       Other operations                       6,454          5,986            15,407         16,300           20,668         22,984
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total business segments             428,067        439,633         1,314,835      1,251,392        1,718,621      1,597,116
       Corporate operations                  (8,459)       (10,606)          (27,153)       (26,194)         (40,510)       (36,315)
       Merger and integration costs
        and other charges                    (7,687)       (90,520)          (24,593)       (90,520)         (24,593)       (90,520)
                                         ----------     ----------        ----------     ----------       ----------     ----------
        Total corporate expenses            (16,146)      (101,126)          (51,746)      (116,714)         (65,103)      (126,835)
                                         ----------     ----------        ----------     ----------       ----------     ----------
       Total operating income            $  411,921     $  338,507        $1,263,089     $1,134,678       $1,653,518     $1,470,281
                                         ==========     ==========        ==========     ==========       ==========     ==========

                                    -------

      Segment assets were as follows as of September 30:

                                                                                                      (Thousands)
                                                                                             -----------------------------
                                                                                                    2000              1999
                                                                                                    ----              ----
        Wireless                                                                             $ 6,611,343       $ 4,733,656
        Wireline                                                                               3,102,705         3,120,991
        Emerging businesses                                                                      459,187           408,550
                                                                                             -----------       -----------
           Total communications                                                               10,173,235         8,263,197
        Information services                                                                     932,008           870,992
        Other operations                                                                         435,023           236,198
                                                                                             -----------       -----------
           Total business segments                                                            11,540,266         9,370,387
                                                                                             -----------       -----------
        Add:  Corporate assets not allocated to segments:
              Headquarters fixed assets, net of accumulated depreciation                         223,684           202,541
              Investments                                                                        157,946           975,792
              Goodwill, net of amortization                                                       99,817           102,819
              Other assets                                                                        59,982            18,170
                                                                                             -----------       -----------
           Total corporate assets                                                                541,429         1,299,322
                                                                                             -----------       -----------
        Less: elimination of intersegment receivables                                           (240,795)          (99,351)
                                                                                             -----------       -----------
                Consolidated assets                                                          $11,840,900       $10,570,358
                                                                                             ===========       ===========

9.    Litigation-Claims and Assessments:
      On July 12, 1996, the Georgia Public Service Commission ("Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24.0 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by conducting a rate proceeding after the Company's election of alternative regulation. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order.

      The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals reversed the Superior Court's decision. In August 1997, the Company filed with the Georgia Supreme Court a petition for writ of certiorari requesting that the Georgia Court of Appeals' decision be reversed. In October 1998, the Georgia Supreme Court upheld the Georgia Court of Appeals' ruling that the Georgia PSC had the authority to conduct the rate proceeding. The case was returned to the Superior Court for it to rule on the issues it had not previously decided. In April 1999, the Superior Court found that with respect to the July 1996 order, the Georgia PSC did not provide ALLTEL with sufficient notice of the charges against the Company, did not provide ALLTEL a fair opportunity to present its case and respond to the charges, and failed to satisfy its burden of proving that ALLTEL's rates were unjust and unreasonable. Further, the Superior Court found that the July 1996 order was an unlawful attempt to retroactively reduce ALLTEL's rates and certain statutory revenue recoveries. For each of these independent reasons, the Superior Court vacated and reversed the July 1996 order and remanded the case with instructions to dismiss the case. The Georgia PSC appealed the Superior Court's April 1999 decision.

                                    -------

      On April 11, 2000, ALLTEL signed a settlement agreement with the Georgia PSC to settle this case. As part of the agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions will total approximately $12.0 million during the remainder of 2000 and approximately $26.0 million in 2001. In exchange for the Company's commitments, the Georgia PSC agreed to withdraw its appeal of the Superior Court's April 1999 decision.

      On June 27, 2000, the Georgia Court of Appeals acknowledged that the case had been settled and thus its ruling was moot, but denied the motion to dismiss and reversed the Superior Court's decision. On September 19, 2000, ALLTEL and the Georgia PSC reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL will issue a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits will be issued to business and residential customers by year-end and will total approximately $11.4 million. These one-time credits are in addition to the other commitments agreed to by ALLTEL under the settlement agreement signed in April 2000, as discussed above. As of September 30, 2000, the Company had recorded a liability for the estimated amount of customer credits to be issued.

10.   Subsequent Events:
      On October 3, 2000, ALLTEL completed the purchase of wireless properties in New Orleans and Baton Rouge, Louisiana from SBC Communications, Inc ("SBC"). The purchase also included three rural service areas in Louisiana. In connection with this transaction, ALLTEL paid SBC $388.7 million in cash and acquired approximately 160,000 wireless customers and 300,000 paging customers. Based on a preliminary evaluation of the fair value of assets acquired and liabilities assumed in this transaction, ALLTEL estimates that it will record goodwill and other intangibles of approximately $240.0 million. The Company will engage a third-party appraisal firm to perform a study to determine the final allocation of the total purchase price to the various assets acquired. The goodwill and other intangible assets and the operating results of the acquired properties will be included in the Company's consolidated financial statements from the date of acquisition.

      On October 30, 2000, ALLTEL announced that it would sell its PCS operations in Birmingham, Ala. to Tritel, Inc. The sale is expected to be completed in the first quarter of 2001. On November 9, 2000, the Company announced that it would sell 20 PCS licenses in six states to Verizon Wireless. The PCS licenses cover markets representing more than 11.4 million POPs. The sale of PCS licenses is also expected to be completed in the first quarter of 2001. Following completion of this transaction, the Company will retain 42 PCS licenses representing approximately 17.0 million POPs.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations

         ---------------------

GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2000 and 1999, and the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1999.

EXCHANGE OF WIRELESS ASSETS

    On January 31, 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch ("Vodafone") signed agreements to exchange wireless properties in 13 states. The companies also signed a new national roaming agreement that allows their customers to roam on one another's networks at reduced rates across a footprint covering almost 95 percent of the U.S. population. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in 5 states, acquiring operations in Arizona (including Phoenix), Albuquerque, New Mexico and El Paso, Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.1 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida (including Tampa and Pensacola), Ohio (including Cleveland), South Carolina and Mobile, Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $192.5 million in cash, prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.

    Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1,467,000 wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable date of acquisition. Under the purchase method of accounting, tangible and identifiable intangible assets acquired are recorded at fair value. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $1.4 billion has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments. ALLTEL has engaged a third-party appraisal firm to perform a study to determine the allocation of the total purchase price to the various assets acquired. Accordingly, a portion of the excess cost may be classified as other intangibles and may be amortized over different periods other than the goodwill amortization period of 25 years. See
Note 2 to the unaudited interim consolidated financial statements for additional information regarding the wireless property exchange transactions.

    Also during the second quarter, the Company sold its Personal Communications Services ("PCS") operations in Mobile, Ala. and the PCS license covering the Pensacola, Fla. market. The sale of these PCS assets was necessary in order for ALLTEL to meet the U.S. Department of Justice guidelines regarding the overlap of wireless properties so that the Company could complete the wireless asset exchanges with Bell Atlantic and GTE. In connection with the exchange of wireless properties and the sale of PCS assets, ALLTEL recognized a pretax gain of $1,351.6 million.

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

    In January 1999, the Company completed a merger with Standard Group, Inc. ("Standard"). In September 1999, the Company also completed mergers with Advanced Information Resources, Limited ("AIR") and Southern Data Systems ("Southern Data"). In connection with these mergers, approximately 6.5 million shares of ALLTEL common stock were issued. All three mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. Prior period financial information was not restated, since the operations of the three acquired companies were not significant to ALLTEL's consolidated financial statements on either a separate or aggregate basis. The accompanying consolidated financial statements include the accounts and results of operations of Standard, AIR and Southern Data from the applicable date of acquisition. See
Note 3 to the unaudited interim consolidated financial statements for additional information regarding the merger transactions.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS


                                       Three Months Ended            Nine Months Ended            Twelve Months Ended
(Dollars in thousands,                    September 30,                September 30,                   September 30,
                                   -------------------------     ------------------------       ------------------------
except per share amounts)                2000           1999           2000          1999             2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                 $1,803,235     $1,675,794     $5,223,220    $4,821,729       $6,862,862    $6,347,226
Operating income                   $  411,921     $  338,507     $1,263,089    $1,134,678       $1,653,518    $1,470,281
Net income                         $  484,012     $  150,349     $1,703,574    $  550,162       $1,937,046    $  724,244
Earnings per share:
   Basic                                $1.54           $.48          $5.41         $1.76            $6.15         $2.33
   Diluted                              $1.53           $.47          $5.36         $1.74            $6.09         $2.30
------------------------------------------------------------------------------------------------------------------------

    Revenues and sales increased 8 percent in each of the three, nine and twelve month periods ended September 30, 2000 or $127.4 million, $401.5 million and $515.6 million, respectively. Revenue growth in each period reflects strong market demand for the Company's communications services as further discussed below.

    Reported operating income, net income and earnings per share for the three, nine and twelve month periods ended September 30, 2000 and 1999 include the effects of various non-recurring and unusual items. As further discussed below, the non-recurring and unusual items include merger and integration expenses and other charges and gains realized from the exchange or sale of assets. Adjusted to exclude the effects of the non-recurring and unusual items in each period, operating income would have increased $2.0 million or less than 1 percent, $73.9 million or 6 percent and $128.8 million or 8 percent in the three, nine and twelve month periods ended September 30, 2000, respectively. For the same periods of 2000, net income would have decreased $3.0 million or 1 percent and increased $51.5 million or 8 percent and $83.7 million or 11 percent, respectively. When excluding the effects of the non-recurring and unusual items in each period, basic and diluted earnings per share both would have decreased 1 percent and increased 8 percent in the three and nine month periods ended September 30, 2000, respectively. For the twelve month period of 2000, basic and diluted earnings per share would have increased 9 percent and 10 percent, respectively. Operating results for all periods ended September 30, 2000 were also adversely affected by additional goodwill amortization of approximately $20.0 million related to the exchange of wireless assets with Bell Atlantic and GTE, as previously discussed.

    Operating income, net income and earnings per share adjusted for all non-extraordinary, non-recurring and unusual items are summarized in the following table:


                                          Three Months Ended         Nine Months Ended             Twelve Months Ended
(Dollars in thousands,                       September 30,              September 30,                  September 30,
                                         --------------------     ------------------------      ------------------------
except per share amounts)                    2000        1999           2000          1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Operating income, as reported            $411,921    $338,507     $1,263,089    $1,134,678      $1,653,518    $1,470,281
Non-recurring and unusual items:
    Litigation settlement                  11,450           -         11,450             -          11,450             -
    Merger and integration
      expenses and other charges            7,687      90,520         24,593        90,520          24,593        90,520
                                         --------    --------     ----------    ----------      ----------    ----------
Operating income, as adjusted            $431,058    $429,027     $1,299,132    $1,225,198      $1,689,561    $1,560,801
------------------------------------------------------------------------------------------------------------------------
Net income, as reported                  $484,012    $150,349     $1,703,574    $  550,162      $1,937,046    $  724,244
Non-recurring and unusual
   items, net of tax:
    Litigation settlement                   6,996           -          6,996             -           6,996             -
    Merger and integration
       expenses and other charges           4,612      66,044         14,553        66,044          14,553        66,044
    Gain on disposal of assets           (282,276)          -     (1,066,564)            -      (1,093,749)            -
    Write-down of investment                    -           -          9,172             -           9,172             -
                                         --------    --------     ----------    ----------      ----------    ----------
Net income, as adjusted                  $213,344    $216,393     $  667,731    $  616,206      $  874,018    $  790,288
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share,
   as reported                              $1.54        $.48          $5.41         $1.76           $6.15         $2.33
Non-recurring and unusual
   items, net of tax:
    Litigation settlement                     .02           -            .02             -             .02             -
    Merger and integration
      expenses and other charges              .02         .21            .05           .21             .05           .21
    Gain on disposal of assets               (.90)          -          (3.39)            -           (3.47)            -
    Write-down of investment                    -           -            .03             -             .03             -
                                            -----        ----          -----         -----           -----         -----
Basic earnings per share,
   as adjusted                              $ .68        $.69          $2.12         $1.97           $2.78         $2.54
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share,
   as reported                              $1.53        $.47          $5.36         $1.74           $6.09         $2.30
Non-recurring and unusual
   items, net of tax:
    Litigation settlement                     .02           -            .02             -             .02             -
    Merger and integration
      expenses and other charges              .01         .21            .05           .21             .05           .21
    Gain on disposal of assets               (.89)          -          (3.36)            -           (3.44)            -
    Write-down of investment                    -           -            .03             -             .03             -
                                            -----        ----          -----         -----           -----         -----
Diluted earnings per share,
   as adjusted                              $ .67        $.68          $2.10         $1.95           $2.75         $2.51
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

Litigation Settlement

---------------------

    As reported in Note 9 to the unaudited interim consolidated financial statements, on September 19, 2000, ALLTEL and the Georgia Public Service Commission ("Georgia PSC") reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL will issue a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits will be issued to business and residential customers by year-end and will total approximately $11.4 million. As of September 30, 2000, the Company had recorded a liability for the estimated amount of the credits with a corresponding reduction in wireline operating revenues. The one-time customer credits are in addition to other commitments agreed to by ALLTEL under an earlier version of the settlement agreement signed on April 11, 2000. As part of the earlier agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions will total approximately $12.0 million during 2000 and approximately $26.0 million in 2001.

Merger and Integration Expenses and Other Charges

-------------------------------------------------

    In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The total charge recorded by the Company in the third quarter was $9.2 million and consisted of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, consisting of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs.

    During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the acquisitions of Aliant and Liberty. The adjustment to the wireline restructuring plan reflects a reduction in the expected number of employees to be terminated from 308 to 248, while the adjustments to the Aliant and Liberty merger and integration plans reflect differences between actual and estimated severance costs paid. During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflects a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated from 160 to 132.

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

    The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, ALLTEL will convert the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in November 1999, with conversion of the Aliant operations scheduled to be begin in early 2001. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in 1998. Through September 30, 2000, the Company has paid Convergys $30.0 million of the termination fee with the remaining payments due in installments through 2001.

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

    At September 30, 2000, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $38.8 million, consisting of contract termination fees of $29.9 million, severance and employee-related expenses of $6.3 million and lease cancellation and termination costs of $2.6 million. Of the remaining contract termination fees, $20.0 million will be paid by December 31, 2000, $7.5 million in 2001 and $2.4 million in 2002. Cash outlays for the remaining employee-related expenses and lease termination fees will be disbursed over the next 12 to 48 months. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows.

    As a result of its integration and restructuring efforts, ALLTEL expects to realize synergies through a reduction in operating expenses of approximately $128.0 million in 2000. The Company estimates 40 percent of the cost savings will result from a reduction in duplicative salaries and employee benefits, 20 percent from a reduction in variable network expenses, 20 percent from volume purchase discounts, 10 percent from a reduction in branding and advertising costs and 10 percent from a reduction in information technology expenses. (See
Note 4 to the unaudited interim consolidated financial statements for additional information regarding the merger and integration expenses and other charges).

Gain on Disposal of Assets and Other

------------------------------------

    In the third quarter of 2000, the Company recorded pretax gains totaling $476.3 million from sale of a portion of its investment in WorldCom, Inc. ("WorldCom" formerly MCI WorldCom, Inc.) common stock. In addition, the Company recorded a pretax adjustment of $1.4 million to reduce the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE and the sale of certain PCS assets recorded in the second quarter of 2000, as discussed below. The adjustment reflected differences in the actual and estimated book values of the properties disposed.

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

    During the fourth quarter of 1999, the Company recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom common stock.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended          Nine Months Ended             Twelve Months Ended
                                            September 30,              September 30,                   September 30,
                                       ---------------------     -------------------------      ------------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $875,523     $768,005     $2,449,027     $2,170,242      $3,180,952    $2,824,926
Operating income                       $214,785     $247,042     $  694,036     $  687,573      $  892,941    $  853,604
------------------------------------------------------------------------------------------------------------------------

    Wireless revenues and sales increased $107.5 million or 14 percent, $278.8 million or 13 percent and $356.0 million or 13 percent for the three, nine and twelve month periods ended September 30, 2000, respectively. Operating income decreased $32.3 million or 13 percent for the three month period of 2000. Operating income increased $6.5 million or 1 percent and $39.3 million or 5 percent for the nine and twelve month periods of 2000, respectively. During the past twelve month period, customer growth continued as the number of wireless customers grew to 6,009,092 from 4,857,847, an increase of 1,151,245 customers or 24 percent. As previously discussed, in the second quarter, ALLTEL completed the exchange of wireless properties with Bell Atlantic and GTE. The exchange transactions accounted for approximately 689,000 of the overall increase in wireless customers that occurred during the past twelve months. Excluding the effect of the exchange transactions and other acquisitions, ALLTEL placed 1,524,809 gross units in service during the first nine months of 2000, compared to 1,215,769 gross units for the same period of 1999.

    Overall, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 12.6 percent as of September 30, 2000. Customer churn (average monthly rate of customer disconnects) increased slightly over prior periods and was 2.45 percent, 2.34 percent and 2.34 percent for the three, nine and twelve months ended September 30, 2000, respectively, compared to 2.22 percent, 2.14 percent and 2.21 percent for the same periods in 1999. In an effort to lower churn, the Company initiated several programs in the third quarter designed to improve customer retention. These initiatives will include for certain rate plans, analyzing customer usage patterns over a six-month period and notifying the customer if a better rate plan is available and migrating customers from analog equipment to digital through use of equipment subsidies.

    In the second quarter of 2000, ALLTEL changed the reporting presentation for wireless customer roaming revenues to a gross basis. This change conforms the Company's financial reporting policies to prevailing wireless industry practice and is consistent with the reporting policies of the recently acquired Bell Atlantic and GTE properties. Previously, ALLTEL netted these revenues against roaming charges from other wireless service providers and included the net amount in operations expense. Prior period revenue, operating expense and revenue per customer statistical information have been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

    Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers. The exchange of wireless properties with Bell Atlantic and GTE accounted for approximately $84.6 million of the overall increases in revenues and sales in the three month period of 2000 and approximately $110.1 million of the overall increases in revenues and sales in the nine and twelve month periods of 2000.

    Average revenue per customer per month was $49.32, $49.76 and $49.72 for the three, nine and twelve months ended September 30, 2000, respectively, compared to $53.52, $51.59 and $51.27 for the same periods of 1999. Reductions in average revenue per customer per month in each period reflects expansion of local, regional and national calling plans, decreased roaming rates and continued penetration into competitive market segments. The Company expects these industry-wide trends to continue. During the second quarter of 2000, as a result of its new roaming agreements with Bell Atlantic, GTE and Vodafone, the Company began offering new rate plans that provide customers with national wireless coverage with no toll or roaming charges. During the third quarter of 2000, more than 100,000 customers subscribed to these national rate plans. ALLTEL expects these national rate plans to increase customer usage of its network and to provide the Company the ability to compete effectively for the high volume, roaming customer. Future revenue growth will be dependent upon the Company's success in adding new customers in its existing markets, increasing customer usage of its network and providing customers with enhanced products and services.

    The growth in operating income in the nine and twelve month periods of 2000 primarily reflects the increases in revenues and sales noted above. The decrease in operating income for the three month period of 2000 is primarily due to additional goodwill amortization associated with the Bell Atlantic and GTE property exchanges previously discussed. Increases in advertising and other selling and marketing costs, consistent with the overall growth in revenues and sales, the rollout of new rate plans and expanded competition from other wireless service providers also affected operating income growth in all periods. Operating income also reflects increased network-related expenses resulting from increased network traffic due to customer growth and increased depreciation expense consistent with the growth in wireless plant in service.

    The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. Cost to acquire a new wireless customer was $315, $306 and $303 for the three, nine, and twelve month periods ended September 30, 2000, respectively, compared to $306, $316 and $299 for the same periods of 1999. The increases in cost to acquire a new customer in the three and twelve month periods primarily reflect the migration from analog to digital equipment and the nationwide branding campaign. The decrease in cost to acquire a new customer in the nine month period primarily reflects a reduction in sales commissions paid to national dealers due to proportionately lower sales generated from these external distribution channels. While ALLTEL continues to utilize its large dealer network, the Company has expanded its sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels.


Communications-Wireline Operations

------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended           Nine Months Ended            Twelve Months Ended
                                           September 30,                September 30,                  September 30,
                                       ---------------------     -------------------------      ------------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Local service                          $196,698     $195,000     $  602,398     $  571,857      $  800,765    $  747,149
Network access and
  long-distance                         201,769      198,058        611,973        580,992         809,937       757,122
Miscellaneous                            28,776       33,601         88,234         97,946         118,565       129,405
                                       --------     --------     ----------     ----------      ----------    ----------
  Total revenues and sales             $427,243     $426,659     $1,302,605     $1,250,795      $1,729,267    $1,633,676
Operating income                       $159,608     $156,714     $  497,864     $  452,429      $  664,499    $  591,662
------------------------------------------------------------------------------------------------------------------------

    Wireline revenues and sales increased $0.6 million or less than 1 percent, $51.8 million or 4 percent and $95.6 million or 6 percent for the three, nine and twelve months ended September 30, 2000, respectively. Wireline operating income increased $2.9 million or 2 percent, $45.4 million or 10 percent and $72.8 million or 12 percent for the three, nine and twelve month periods ended September 30, 2000, respectively.

    Wireline operating results for all 2000 periods include the effect of the $11.4 million Georgia PSC litigation settlement previously discussed. Excluding the effect of this settlement, revenues and sales would have increased $12.0 million or 3 percent, $63.3 million or 5 percent and $107.0 million or 7 percent, and operating income would have increased $14.3 million or 9 percent, $56.9 million or 13 percent and $84.3 million or 14 percent for the three, nine and twelve month periods ended September 30, 2000, respectively.

    Local service revenues for all 2000 periods include the effect of the Georgia PSC litigation settlement. Excluding the effect of the settlement, local service revenues would have increased $13.1 million or 7 percent, $42.0 million or 7 percent and $65.1 million or 9 percent in the three, nine and twelve month periods ended September 30, 2000, respectively. Net of the litigation settlement, the increases in local service revenues all periods reflect growth in customer access lines. During the past twelve months, access line growth, including the sales of residential and second access lines, remained strong as the number of access lines grew to 2,555,299 from 2,393,450, an increase of more than 6 percent. Revenues from custom calling and other enhanced services increased $3.9 million, $11.4 million and $15.7 million in the three, nine and twelve month periods ended September 30, 2000, respectively, also contributing to the overall growth in local service revenues in all periods. Local service revenues also reflect the reclassification of certain service-related revenues from miscellaneous revenues, which accounted for $2.3 million of the overall increases in local service revenues for the three, nine and twelve months ended September 30, 2000. In addition, the acquisition of Standard accounted for $9.3 million of the increase in local service revenues in the twelve month period of 2000.

    Network access and long-distance revenues increased $3.7 million or 2 percent, $31.0 million or 5 percent and $52.8 million or 7 percent in the three, nine and twelve month periods ended September 30, 2000, respectively. The increases in each period primarily reflect growth in customer access lines and higher volumes of access usage. The acquisition of Standard accounted for $26.9 million of the increase in network access and long-distance revenues in the twelve month period of 2000. The increases in network access and long-distance revenues in all periods attributable to customer access line growth and increased access usage were partially offset by reductions in intrastate toll revenues. Network access and long distance revenues for all 2000 periods also reflect a $7.2 million reduction in revenues received from the Georgia Universal Service Fund in connection with the litigation settlement previously discussed.

    Miscellaneous revenues decreased $4.8 million or 14 percent, $9.7 million or 10 percent and $10.8 million or 8 percent for the three, nine and twelve month periods ended September 30, 2000, respectively. The decreases in each period primarily reflect a reduction in billing and collection revenues and the reclassification of certain service-related revenues to local service revenues previously discussed.

    Growth in operating income for all three periods of 2000 reflects the increases in wireline operating revenues and reductions in customer service, network related expenses and other general and administrative expenses, primarily resulting from the Company's third quarter 1999 restructuring efforts. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in depreciation and amortization, and selling and marketing expenses. The acquisition of Standard accounted for $19.0 million of the increase in operating income in the twelve month period of 2000. Selling and marketing expenses increased in all three periods primarily due to the growth in customer access lines, while depreciation and amortization expense increased in all three periods primarily due to growth in wireline plant in service.

Regulatory Matters - Wireline Operations

----------------------------------------

    ALLTEL's wireline subsidiaries, except for the former Aliant operations, currently follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and
(2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

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

    In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court, and rejected, as contrary to the 96 Act, the use of hypothetical network costs which the FCC had used in developing certain of its pricing rules. The FCC's pricing rules related to unbundled network elements, termination and transport were also vacated. The Eight Circuit Court upheld its prior decision that ILECs universal subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC's rules requiring that (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. Pending disposition by the Supreme Court of petitions for certiorari, the Eight Circuit Court has stayed its earlier decision, which vacated the FCC's use of hypothetical network costs in the development of certain pricing rules applicable to ILECs.

    In October 1999, the FCC adopted two orders, currently on appeal, involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forwarding-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC reiterated that the high-cost support mechanism for rural carriers will not be revised until January 1, 2001, at the earliest. The FCC also clarified its interpretation of the definition of a "rural telephone company" under the 96 Act to refer to the legal entity that provides local exchange services. By May 1, 2000, states are required to establish different rates for pricing interconnection and unbundled network elements in at least three defined geographic areas within the state to reflect geographic cost differences. Based upon ALLTEL's review of the FCC's current regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's rural rate-of-return wireline subsidiaries will occur prior to 2001. In 2001, the universal service subsidy for ALLTEL's rural rate-of-return subsidiaries may change from being based on actual costs to being based on a proxy model.

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

    In June 1998, the FCC began a rulemaking proceeding to consider access charge reform for rate-of-return ILECs. In October 1998, the FCC began a proceeding to consider the represcription of the authorized rate-of-return for the interstate access services of approximately 1,300 ILECs, including the ALLTEL subsidiaries operating under rate-of-return regulation. Recently, the Multi-Association Group, a coalition of ILEC trade associations, filed with the FCC a comprehensive access charge reform and deregulation plan for rate-of-return ILECs. If adopted as proposed, the plan would provide access service pricing flexibility to rate-of-return ILECs, resolve certain universal service issues and moot the pending FCC proceedings on access charge reform and rate-of-return represcription.

    Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and future competition will have on its wireline operations.


Communications-Emerging Businesses Operations

                                         Three Months Ended           Nine Months Ended             Twelve Months Ended
                                            September 30,               September 30,                  September 30,
                                       ---------------------       -----------------------        ----------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $102,950     $ 71,356       $288,434       $196,889        $371,979      $246,900
Operating loss                         $    210     $(14,588)      $(25,613)      $(33,127)       $(39,727)     $(45,393)
------------------------------------------------------------------------------------------------------------------------

    Emerging businesses consist of the Company's long-distance, CLEC, Internet access, network management and PCS operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. In 1999, ALLTEL expanded its CLEC product offering to residential customers in various markets in Arkansas, Florida, Nebraska, North Carolina, Pennsylvania and Virginia. In 2000, ALLTEL expanded its offering of CLEC service into various markets in Alabama, Georgia, Missouri and South Carolina and will expand the offering of this service into additional markets during the fourth quarter of 2000. Network management services are marketed to business customers in select areas. Following the sale of its Mobile, Ala. operations, ALLTEL currently offers PCS in Birmingham, Ala. and Jacksonville, Fla.

    Emerging businesses' revenues and sales increased $31.6 million or 44 percent, $91.5 million or 46 percent and $125.1 million or 51 percent for the three, nine and twelve month periods ended September 30, 2000. The increases in revenues and sales in both periods primarily reflect growth in the long-distance, CLEC and Internet operations, primarily driven by growth in ALLTEL's customer base for these services. Long-distance revenues increased $20.7 million, $56.2 million and $70.8 million, while CLEC revenues increased $7.3 million, $17.0 million and $22.0 million in the three, nine and twelve month periods ended September 30, 2000, respectively. Additionally, during the three, nine and twelve month periods of 2000, Internet revenues increased $2.9 million, $8.8 million and $13.1 million, respectively.

    Operating losses sustained by emerging businesses decreased $14.8 million or 101 percent, $7.5 million or 23 percent and $5.7 million or 12 percent for the three, nine and twelve month periods of 2000, respectively, primarily due to strong revenue growth and improved profit margins in the Company's long-distance operations. The improved profit margins reflect reduced network costs as a result of transporting more traffic on ALLTEL's own fiber network. Reduced losses sustained by the PCS operations primarily reflecting the sale of the Mobile, Ala. operations also contributed to the overall reduction in emerging businesses' operating losses during all periods of 2000. Future operating results will be affected by the planned rollout of CLEC service into additional markets, reflecting the start-up nature of these operations.

Information Services Operations

------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended            Nine Months Ended            Twelve Months Ended
                                           September 30,                September 30,                 September 30,
                                       ---------------------       -----------------------      ------------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $319,628     $312,855       $949,148       $932,103      $1,262,548    $1,237,650
Operating income                       $ 47,010     $ 44,479       $133,141       $128,217      $  180,240    $  174,259
------------------------------------------------------------------------------------------------------------------------

    Information services' revenues and sales increased 2 percent in each of the three, nine and twelve month periods ended September 30, 2000 or $6.8 million, $17.0 million and $24.9 million, respectively. Revenues and sales increased in all periods of 2000, primarily due to growth in the telecommunications outsourcing operations, which increased $14.4 million, $38.9 million and $63.3 million in the three, nine and twelve month periods, respectively. The increases in telecommunications revenues in all periods primarily reflect additional billings to affiliates as a result of the Company's recent acquisitions and additional revenues earned from a new outsourcing agreement. Revenue growth from the telecommunications operations was partially offset by decreased revenues from the financial services business. Financial services revenues, which includes the residential lending and international operations, decreased in all periods of 2000 as revenues earned from new and existing contracts and from acquisitions, including AIR and Southern Data, were offset by reduced revenues from selected large customers and contract terminations. These reduced revenue streams primarily reflect the merger and consolidation activity in the domestic financial services industry.

    Operating income increased $2.5 million or 6 percent, $4.9 million or 4 percent and $6.0 million or 3 percent for the three, nine and twelve month periods ended September 30, 2000, respectively. The increases in operating income in all periods primarily reflect the growth in revenues and sales noted above, partially offset by lower margins earned by the financial services operations. Financial services operating margins decreased in all periods of 2000 due to the loss of higher margin operations from contract terminations, partially offset by reduced operating costs as a result of the Company's first quarter 2000 restructuring activities. Operating income growth for all periods of 2000 also reflects increases in depreciation and amortization expense. Depreciation and amortization expense increased $1.6 million, $8.6 million and $11.6 million in the three, nine and twelve month periods of 2000, respectively, primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.

Other Operations
------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended           Nine Months Ended            Twelve Months Ended
                                            September 30,                September 30,                 September 30,
                                       ---------------------       -----------------------        ----------------------
(Dollars in thousands)                     2000         1999           2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues and sales                     $166,503     $153,823       $472,845       $414,884        $637,779      $591,079
Operating income                       $  6,454     $  5,986       $ 15,407       $ 16,300        $ 20,668      $ 22,984
------------------------------------------------------------------------------------------------------------------------

    Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $12.7 million or 8 percent, $58.0 million or 14 percent and $46.7 million or 8 percent for the three, nine and twelve month periods ended September 30, 2000, respectively. Revenues and sales increased in all periods of 2000 due to additional sales of telecommunications and data products, including sales to affiliates. Sales of telecommunications and data products increased $15.7 million, $55.7 million and $40.6 million in the three, nine and twelve month periods, respectively. Of these overall increases in telecommunications and data products revenues, affiliate sales accounted for $9.1 million, $37.1 million and $13.8 million of the increases in the three, nine and twelve month periods of 2000, respectively. Sales to affiliates increased primarily due to additional purchases made by the Company's wireline subsidiaries reflecting the Aliant and Standard acquisitions. Directory publishing revenues decreased $3.0 million in the three month period primarily due to a decrease in the number of directory contracts published.

    Operating income increased $0.5 million or 8 percent, decreased $0.9 million or 5 percent and decreased $2.3 million or 10 percent for the three, nine and twelve month periods ended September 30, 2000, respectively. The decreases in other operations operating income for the nine and twelve month periods of 2000 primarily reflect increased data processing costs. Profit margins realized by the product distribution operations improved slightly in all periods of 2000. These operations, however, continue to be affected by strong competition from other distributors and from direct sales by manufacturers.

Corporate Expenses
----------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended           Nine Months Ended           Twelve Months Ended
                                            September 30,               September 30,                 September 30,
                                        --------------------        ----------------------        --------------------
(Dollars in thousands)                     2000         1999           2000           1999           2000         1999
----------------------------------------------------------------------------------------------------------------------
Corporate operating expenses            $ 8,459     $ 10,606        $27,153       $ 26,194        $40,510     $ 36,315
Merger and integration expenses
    and other charges                     7,687       90,520         24,593         90,520         24,593       90,520
                                        -------     --------        -------       --------        -------     --------
    Total corporate expenses            $16,146     $101,126        $51,746       $116,714        $65,103     $126,835
----------------------------------------------------------------------------------------------------------------------

    As indicated in the table, corporate expenses include the merger and integration expenses and other charges, as previously discussed. Excluding the impact of the merger and integration expenses and other charges in each period, corporate expenses would have decreased $2.1 million or 20 percent, increased $1.0 million or 4 percent and increased $4.2 million or 12 percent for the three, nine and twelve month periods ended September 30, 2000. Net of the merger and integration expenses and other charges, the increase in corporate expenses in the twelve month period reflects increased depreciation and amortization expense. Corporate expenses, net of the merger and integration expenses and other charges, decreased in the three month period primarily due to a reduction in employee benefit costs.

Non-Operating Income, Net
---------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended            Nine Months Ended         Twelve Months Ended
                                            September 30,                September 30,               September 30,
                                        --------------------        ----------------------       --------------------
(Dollars in thousands)                     2000         1999           2000           1999           2000        1999
---------------------------------------------------------------------------------------------------------------------
Equity earnings in

    unconsolidated partnerships         $23,479      $23,327        $95,197        $83,298       $116,924    $116,607
Minority interest in

    consolidated partnerships           (24,979)     (26,301)       (76,735)       (91,142)      (102,240)   (116,536)
Other income, net                        10,717       10,621         35,144         38,316         51,299      65,583
                                        -------      -------        -------        -------       --------    --------
    Non-operating income, net           $ 9,217      $ 7,647        $53,606        $30,472       $ 65,983    $ 65,654
---------------------------------------------------------------------------------------------------------------------

    As indicated in the table above, non-operating income, net increased $1.6 million or 21 percent, $23.1 million or 76 percent and $0.3 million or 1 percent in the three, nine and twelve months ended September 30, 2000, respectively. The decreases in minority interest expense in all periods primarily reflect ALLTEL's acquisition of the remaining ownership interests in wireless partnerships serving Richmond, Va., completed during the first quarter of 1999, a Georgia Rural Service Area ("RSA") completed in January 2000 and in a Florida RSA completed in August 2000. The Company increased its ownership in the Richmond, Va. property to 100 percent through the exchange of its minority interest investment in a wireless limited partnership serving Orlando, Fla. The decreases in other income, net in the nine and twelve month periods primarily reflect a reduction in capitalized interest costs. In addition, other income, net for the twelve months ended September 30, 1999 includes a one-time pretax gain of $7.5 million related to the sale of a minority interest in a subsidiary.

Interest Expense

----------------

    Interest expense increased $8.8 million or 12 percent, $15.1 million or 7 percent and $17.3 million or 6 percent in the three, nine and twelve month periods ended September 30, 2000, respectively. The increases in interest expense in all periods reflect increases in the both the weighted average borrowing amounts and rates applicable to ALLTEL's commercial paper program and revolving credit agreement. Additional borrowings under these credit facilities were used principally to finance the Company's cash payment to complete the exchange of wireless properties with Bell Atlantic and GTE.

Income Taxes

------------

    Income tax expense increased $207.4 million or 167 percent, $796.0 million or 197 percent and $809.5 million or 152 percent for the three, nine and twelve month periods ended September 30, 2000, respectively. The increases in income tax expense in each period primarily reflect the tax-related impact of the gains recognized on the exchange of wireless assets and sale of WorldCom stock, as well as the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of the non-recurring and unusual items in each period, income tax expense would have decreased $2.1 million or 1 percent, increased $30.5 million or 7 percent and increased $28.1 million or 5 percent in the three, nine and twelve month periods ended September 30, 2000, respectively, consistent with the Company's operating results excluding non-recurring and unusual items.

Average Common Shares Outstanding

---------------------------------

    The average number of common shares outstanding increased less than 1 percent in the three month period and increased 1 percent in both the nine and twelve month periods ended September 30, 2000, respectively. The increases in all periods primarily reflect the additional shares issued in September 1999 in connection with the AIR and Southern Data acquisitions, partially offset by the Company's repurchase of its common shares during the third quarter of 2000, as further discussed below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $9.3 billion at September 30, 2000, reflecting 54 percent common and preferred equity and 46 percent debt. The Company's capital structure at December 31, 1999 was $8.0 billion and reflected 52 percent common and preferred equity and 48 percent debt. The Company believes it has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures, business development and the payment of dividends.

                                                                  Nine Months Ended               Twelve Months Ended
(Dollars in thousands)                                              September 30,                    September 30,
------------------------------------------------------------------------------------------------------------------------
                                                                    2000          1999              2000            1999
                                                                    ----          ----              ----            ----
Cash flows from (used in):

    Operating activities                                      $1,143,474      $993,239        $1,650,264      $1,443,728
    Investing activities                                        (669,268)     (741,311)         (989,326)     (1,021,957)
    Financing activities                                        (483,532)     (303,994)         (689,668)       (459,630)
                                                              ----------      --------        ----------      ----------
Decrease in cash and short-term investments                   $   (9,326)     $(52,066)       $  (28,730)     $  (37,859)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operations

--------------------------

    Cash provided from operations continues to be ALLTEL's primary source of liquidity. The increases in the nine and twelve month periods ended September 30, 2000 reflect growth in operating income of the Company before non-recurring and unusual charges. The increases in cash provided from operations resulting from earnings growth in both periods of 2000 were partially offset by changes in working capital requirements, including timing differences in the receipt and payment of trade receivables and payables.

Cash Flows used in Investing Activities

---------------------------------------

    Capital expenditures for the nine and twelve month periods ended September 30, 2000 were $734.7 million and $1,063.9 million, respectively, compared to $677.3 million and $1,017.6 million for the same periods in 1999. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to upgrade ALLTEL's telecommunications network, to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $1,086.0 million for 2000 and are expected to be funded primarily from internally generated funds.

    Cash flows used in investing activities for the nine and twelve month periods of 2000 include cash outlays for the acquisition of property of $649.4 million and $655.5 million, respectively. These amounts principally consist of $624.1 million paid by ALLTEL in connection with the exchange of wireless assets with Bell Atlantic completed in April 2000, as previously discussed. Also during 2000, the Company acquired additional ownership interests in wireless properties in Florida and Georgia and purchased Benchmark Consulting International, a privately held company serving the financial services industry. In connection with these acquisitions, the Company paid $25.3 million in cash and issued approximately 730,000 shares of ALLTEL common stock.

    Cash flows from investing activities for the nine and twelve month periods of 1999 include cash outlays for the acquisition of property of $93.8 million and $95.4 million, respectively. These amounts are net of cash acquired of approximately $24.1 million received in the Standard acquisition and principally consist of cash outlays of $46.5 million for a wireless property in Colorado, $30.6 million for a wireless property in Illinois, and $20.0 million for a wireless property in Alabama.

    Cash flows used in investing activities for the nine and twelve month periods ended September 30, 2000 include proceeds from the sale of assets of $224.5 million. These amounts consist of $192.5 million received by ALLTEL to complete the exchange of wireless assets with GTE in June 2000 and $32.0 million received from the sale of PCS assets related to the Mobile, Ala. and Pensacola, Fla. markets as previously discussed. Cash flows used in investing activities for the nine and twelve month periods ended September 30, 2000 also include proceeds from the sale of investments of $528.2 million and $573.2 million, respectively. These amounts principally consist of proceeds of $516.0 million and $561.0 million, respectively, from the sale of a portion of the Company's investment in WorldCom common stock. Cash flows used in investing activities for the nine and twelve month periods ended September 30, 2000 also include proceeds from the return on investments of $59.5 million and $78.4 million, respectively, primarily consisting of cash distributions received from ALLTEL's wireless minority investments. The proceeds received from the asset and investment sales were used primarily to fund the Company's stock repurchase program and to reduce borrowings under the Company's commercial paper program or revolving credit agreement.

Cash Flows from Financing Activities

------------------------------------

    Dividend payments remain a significant use of capital resources. Common and preferred dividend payments were $302.7 million and $396.8 million for the nine and twelve month periods ended September 30, 2000, respectively, compared to $284.2 million and $372.2 million for the same periods in 1999. The increases in dividend payments in both periods primarily reflect growth in the annual dividend rate on ALLTEL's common stock. In October 2000, the Company's Board of Directors approved an increase in the quarterly common stock dividend rate from $.32 to $.33 per share. This action raised the annual dividend rate to $1.32 per share and marked the 40th consecutive year in which ALLTEL has increased its common stock dividend.

    The Company has a $1.0 billion line of credit under a revolving credit agreement, which expires in October 2004. During 2000, the Company established a commercial paper program with a maximum borrowing capacity of $1.25 billion. Under this program, commercial paper borrowings are supported by the Company's revolving credit agreement and are deducted from the revolving credit agreement in determining the amount available for borrowing. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.25 billion. ALLTEL classifies commercial paper borrowings up to $1.0 billion as long-term debt because the revolving credit agreement supports these borrowings. Commercial paper borrowings outstanding at September 30, 2000 were $414.3 million with a weighted average interest rate of 6.6 percent. The commercial paper borrowings represent all of the long-term debt issued in the nine and twelve month periods ended September 30, 2000. No borrowings were outstanding under the revolving credit agreement at September 30, 2000, compared to $341.1 million and $366.1 million that were outstanding at December 31, 1999 and September 30, 1999, respectively. In April 1999, ALLTEL issued $300 million of debentures, under a $500 million shelf registration statement to reduce borrowings outstanding under the Company's revolving credit agreement. The $300 million debentures, net of issuance costs, represent substantially all of the long-term debt issued in the nine and twelve month periods ended September 30, 1999.

    Retirements of long-term debt were $385.8 million and $453.1 million for the nine and twelve months ended September 30, 2000, respectively, compared to $277.3 million and $350.6 million for the same periods of 1999. The net reductions from December 31, 1999 and September 30, 1999 in revolving credit borrowings of $341.1 million and $366.1 million, respectively, represent the majority of the long-term debt retired in the nine and twelve month periods ended September 30, 2000, respectively. Scheduled long-term debt retirements, net of revolving credit agreement activity, amounted to $44.7 million and $87.0 million for the nine and twelve month periods ended September 30, 2000, respectively, compared to $64.8 million and $84.1 million for the same periods of 1999. Retirements of long-term debt for the nine and twelve months ended September 30, 1999 also reflect net reductions of $212.4 million and $267.5 million, respectively, in revolving credit borrowings.

    Distributions to minority investors were $62.9 million and $100.7 million for the nine and twelve months ended September 30, 2000, respectively, compared to $75.5 million and $120.3 million for the same periods in 1999. The decreases in distributions in both periods reflect the acquisition of the remaining minority interest in wireless properties in Florida and Georgia previously discussed, and the disposition of certain non-wholly-owned subsidiaries in connection with the property exchanges with Bell Atlantic and GTE.

    On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allows the Company to repurchase up to 7.5 million shares of its outstanding common stock. Through September 30, 2000, ALLTEL had repurchased nearly 3.0 million of its common shares at a total cost of $164.3 million. As previously discussed, proceeds from the sale of WorldCom common stock were used to fund the stock repurchase. The Company expects to finance the cost to repurchase additional shares under the stock buyback program through internally generated funds and from the sale of non-strategic assets.

    During September 2000 in conjunction with the stock repurchase program, the Company entered into a forward purchase contract with a financial institution. Under terms of the contract, the Company has agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price is equal to the financial institution's cost to acquire the shares plus a premium. Premiums are based on the net carrying cost of the shares to the financial institution and accrue over the period that the contract is outstanding and will be settled at maturity. The contract, which matures in one year, may be settled by purchase of the shares at the forward price or by net settlement in shares or cash. Any repurchase of shares under this contract will not be reflected in the Company's consolidated balance sheet until settlement of the contract occurs. As of September 30, 2000, the Company's commitment under the contract involved 825,000 ALLTEL common shares at a total cost of $41.5 million. This aggregate cost does not include the premium component of the forward price.


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

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This standard, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, the disclosure requirements regarding securitizations and collateral and the accounting standards for recognition and reclassification of collateral prescribed by SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Other Financial Information

---------------------------

    On October 3, 2000, ALLTEL completed the purchase of wireless properties in New Orleans and Baton Rouge, Louisiana from SBC Communications, Inc ("SBC"). The purchase also included three rural service areas in Louisiana. In connection with this transaction, ALLTEL paid SBC $388.7 million in cash and acquired approximately 160,000 wireless customers and 300,000 paging customers. See Note 10 to unaudited interim consolidated financial statements for additional information regarding this transaction.

    On October 30, 2000, ALLTEL announced that it would sell its PCS operations in Birmingham, Ala. to Tritel, Inc. The sale is expected to be completed in the first quarter of 2001. On November 9, 2000, the Company announced that it would sell 20 PCS licenses in six states to Verizon Wireless. The PCS licenses cover markets representing more than 11.4 million POPs. The sale of PCS licenses is also expected to be completed in the first quarter of 2001. Following completion of this transaction, the Company will retain 42 PCS licenses representing approximately 17.0 million POPs.

                               ALLTEL CORPORATION
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

    The Company's market risks at September 30, 2000 are similar to the market risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates applicable to its commercial paper borrowings and other long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk has been defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. Fair value of long-term debt obligations was determined based on a discounted cash flow analysis, using the overall weighted rates and maturities of these obligations compared to terms and rates currently available in the long-term markets.

    At September 30, 2000, investments of the Company are recorded at fair value of $440.9 million compared to $1,594.0 million at December 31, 1999. The decrease in fair value primarily reflects the sale of approximately 15.3 million shares of WorldCom completed during the third quarter, as previously discussed. Marketable equity securities, consisting principally of the Company's investment in WorldCom common stock, amounted to $127.6 million and included unrealized holding gains of $56.9 million at September 30, 2000. A hypothetical 10 percent decrease in quoted market prices would result in a $12.8 million decrease in the fair value of these securities at September 30, 2000.

    The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations. A hypothetical 10 percent adverse change in interest rates applicable to the Company's variable rate debt obligations would not be material to the Company's results of operations. In addition, changes in interest rates can result in fluctuations in the fair value of the Company's long-term debt obligations. There have been no material changes in the weighted average maturity or weighted average interest rates applicable to the Company's outstanding long-term debt since December 31, 1999. As previously discussed, in connection with the wireless property exchanges with Bell Atlantic and GTE, the Company assumed $425.0 million of long-term debt. At September 30, 2000, the fair value of the Company's long-term debt was estimated to be $4,308.7 million compared to a carrying value of $4,214.5 million. A hypothetical increase of 71 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $142.4 million decrease in the fair value of the Company's long-term debt at September 30, 2000. Currently, the Company does not use derivative financial instruments to manage its interest rate risks.

    The Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. Although the Company conducts business in foreign countries, the international operations are not material to the Company's operations, financial condition and liquidity. Additionally, the majority of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the affect of foreign currency fluctuations. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign currency translation gains and losses were not material to the Company's results of operations for the three, nine and twelve months ended September 30, 2000.

                               ALLTEL CORPORATION

                                    FORM 10-Q

                           Part II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

    (a)  See the exhibits specified on the Index of Exhibits located at Page 34.

    (b)  Reports on Form 8-K:

         Current Report on Form 8-K dated June 30, 2000, reporting under Item 2, Acquisition or Disposition of Assets, that the Company had completed the remaining wireless property exchanges with Bell Atlantic and GTE.

         Amendment No. 1 to Current Report on Form 8-K/A dated June 30, 2000, included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, unaudited pro forma summary information for the Company after giving effect to the exchange of wireless assets with Bell Atlantic and GTE. The unaudited pro forma summary information was filed pursuant to Article 11 of Regulation S-X.

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

                               ------------------
                                  (Registrant)

                             /s/ Jeffery R. Gardner

                             ----------------------
                               Jeffery R. Gardner

                 Senior Vice President - Chief Financial Officer

                         (Principal Financial Officer)

                                November 13, 2000

                               ALLTEL CORPORATION
                                    FORM 10-Q
                                INDEX OF EXHIBITS

Form 10-Q                                                      Sequential
Exhibit No.               Description                           Page No.
-----------               -----------                          ----------


   (27)           Financial Data Schedule                          35
                  for the nine months ended September 30,
                  2000