Form 10-K405
period 2000-12-31
ALLTEL CORP
filed 2001-03-01
CIK 65873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       or

       (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                   For the transition period from            to
                                                 ------------  ---------------


                          Commission file number 1-4996
                                                 ------

                               ALLTEL CORPORATION
          ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             34-0868285
          ---------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

           One Allied Drive, Little Rock, Arkansas          72202
          ---------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code   (501) 905-8000
                                                            -------------------
         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
         Common Stock                           New York and Pacific
         $2.06 No Par Cumulative
            Convertible Preferred
            Stock                               New York and Pacific

         Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
         ----------------------------------------------------------------------
                                (Title of Class)

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

                Aggregate market value of voting stock held by non-affiliates as
         of January 31, 2001 -      $18,527,185,990
                               --------------------------

                Common shares outstanding, January 31, 2001 -    313,064,988
                                                              ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE
         Document                                       Incorporated Into
         --------                                       -----------------
         Proxy statement for the 2001 Annual                Part III
           Meeting of stockholders
         The Exhibit Index is located on pages
           24 to 30.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business

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

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                             THE COMPANY (continued)
                             -----------

         ACQUISITIONS
         ------------

         On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas in Louisiana from SBC Communications, Inc. ("SBC"). In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers.

         On January 31, 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch signed agreements to exchange wireless properties in 13 states. On April 3, 2000, ALLTEL completed the initial exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, in which ALLTEL acquired operations in Alabama, Florida, Ohio, and South Carolina, and divested operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers.

         During 2000, ALLTEL also acquired the remaining ownership interests in wireless properties in Florida and Georgia in which ALLTEL already owned a controlling interest. The Company also purchased two information services companies, Benchmark Consulting International, a privately held company that specialized in the design and improvement of operations processes for financial services providers, and Datamatic Services, Inc., a privately held company that provided data and image processing and back office operations to 28 community banks in Arkansas, Mississippi and Nevada. In connection with these acquisitions, the Company paid $28.1 million in cash and issued approximately 730,000 shares of ALLTEL common stock.

         In September 1999, ALLTEL completed its mergers with Liberty Cellular, Inc. ("Liberty") and its affiliate, KINI L.C. Liberty, which prior to the merger, provided wireless, long-distance and Internet services under the name "Kansas Cellular" to approximately 200,000 communications customers in Kansas.

         In July 1999, ALLTEL completed its merger with Aliant Communications Inc. ("Aliant"), a communications company that provided wireless, wireline, paging, long-distance and Internet services in Nebraska to more than 600,000 communications customers.

         In January 1999, the Company completed its merger with Standard Group, Inc. ("Standard"), a communications company that served more than 71,000 customer lines in northeast Georgia. The customer lines acquired in this transaction were in areas adjacent to the Company's other wireline market areas in Georgia and increased ALLTEL's total wireline customers in the state to more than 550,000. The transaction also included Standard's cable television operations, which served approximately 30,000 customers. Including this acquisition, the Company currently provides cable television service to approximately 35,000 customers in Georgia and Missouri. These cable television properties are not significant to the ongoing operations of ALLTEL.

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

         To expand its information services business, the Company also completed the acquisitions of ACE Software Sciences ("ACE"), Advanced Information Resources, Limited ("AIR"), Corporate Solutions International ("CSI"), and Southern Data Systems ("Southern Data") during 1999. ACE produced mortgage servicing software that enhanced ALLTEL's existing mortgage servicing software products. AIR, a privately held company, provided wholesale commercial lending software to large global financial institutions. CSI, a privately held company headquartered in Atlanta, Georgia, developed a consumer loan origination system, which when combined with the Company's other loan processing software products, allowed ALLTEL to provide a state-of-the-art loan origination solution to current and prospective clients in the financial services industry. Southern Data, a privately held company also headquartered in Atlanta, provides a full array of application software and services to the community banking market.

         In July 1998, the Company completed its merger with 360(degree) Communications Company ("360(degree)"), a wireless communications company, that served more than 2.6 million customers in 15 states. Through this merger, ALLTEL significantly expanded its wireless presence and enhanced its ability to deliver bundled communications services across its geographically focused markets.

         During 1998, the Company acquired a 100 percent ownership interest in two Georgia RSAs, representing approximately 181,000 cellular POPs. In addition, the Company increased its ownership interest in wireless properties in North Carolina and Texas.

         In October 1997, the Company acquired Georgia Telephone Corporation, which served more than 6,700 customer lines in southwest Georgia. The customer lines acquired in this transaction were in areas adjacent to the Company's wireline market areas in Georgia and were located within the Company's existing wireless service area.

         During 1997, the Company increased its ownership to 100 percent in two Alabama RSAs, representing approximately 260,000 cellular POPs. In addition, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that owned and controlled cellular licenses and operations in Richmond, Virginia and Orlando, Florida. Also in 1997, the Company acquired minority interests in 16 of its controlled markets, which increased its ownership interest to 100 percent in ten of those markets.

         In 1996, the Company acquired Independent Cellular Network, Inc. ("ICN"). ICN owned and operated cellular systems serving more than 140,000 customers in Ohio, Kentucky, Pennsylvania and West Virginia.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                             THE COMPANY (continued)
                             -----------


         DISPOSITIONS
         ------------

         During 2000, the Company sold its Personal Communications Services ("PCS") operations in Birmingham and Mobile, Alabama and PCS licenses in nine other markets for approximately $112 million in cash. Giving effect to these sales, the only market area where the Company offers PCS service is Jacksonville, Florida. In November 2000, the Company announced an agreement to sell 20 additional PCS licenses in six states to Verizon Wireless. The sale of the licenses was completed on February 20, 2001, at a total cash purchase price of $410 million.

         During 1998, the Company sold its 27.9 percent ownership interest in a cellular partnership serving the Omaha, Nebraska market for approximately $18 million in cash.

         In 1997, the Company sold its wire and cable subsidiary, HWC Distribution Corp. ("HWC") to Code, Hennessy & Simmons, Inc., an investment firm, for approximately $45 million in cash. HWC was one of two companies that comprised ALLTEL's product distribution operations.

         In 1997, the Company sold the healthcare portion of its information services business to Integrated Healthcare Solutions, Inc. for approximately $154 million consisting of cash and shares of preferred stock. During 1998, the preferred stock was converted into common stock representing a 15 percent interest in a publicly held company, Eclipsys Corporation.

         MANAGEMENT
         ----------

         The Company's staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, tax planning, cash management, insurance, sales and marketing support, government affairs, legal matters, engineering services, and technical research. They also coordinate the financing program for all of the Company's operations.

         EMPLOYEES
         ---------

         At December 31, 2000, the Company had 27,257 employees. Some of the employees of the Company's wireline subsidiaries are part of collective bargaining units.

         OPERATING SEGMENTS
         ------------------

         ALLTEL is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: communications and information services. The Company's communications operations consist of its wireless, wireline and emerging businesses segments. Emerging businesses consist of the Company's key new product offerings and include the Company's long-distance, competitive local exchange carrier ("CLEC"), Internet access, PCS, and network management operations. The Company also sells telecommunications products and publishes telephone directories. For financial information about ALLTEL's operating segments, refer to pages F-41 to F-44 of the Financial Supplement, which is incorporated by reference herein.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                             COMMUNICATIONS SERVICES
                             -----------------------

         In 2000, the Company completed several strategic acquisitions designed to strengthen its communications business and to expand its geographic presence in Arizona and New Mexico. These acquisitions, along with the mergers with Aliant and Liberty completed in 1999 and the merger with 360(degree) completed in 1998, significantly expanded ALLTEL's wireless business and enhanced its ability to provide multiple communications services to its customers. ALLTEL operates its communications businesses as a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services including wireless and wireline (local and long-distance), paging and Internet services. In 2000, the Company expanded its local competitive access service offerings into 17 additional markets in four states, and currently offers CLEC service in 43 markets in Alabama, Arkansas, Florida, Georgia, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Virginia.

                               WIRELESS OPERATIONS
                               -------------------

         At December 31, 2000, the Company provided wireless communications service to 6.3 million customers in 21 states. One measure of a wireless communications market's potential is the market's population times the percent of a company's ownership interest of the wireless operations in that market. ALLTEL owns a majority interest in wireless operations in 69 MSAs, representing approximately 33.2 million wireless POPs, and the Company owns a majority interest in 130 RSAs, representing approximately 16.3 million wireless POPs. In addition, ALLTEL owns a minority interest in 46 other wireless communications markets including the Chicago, Illinois and Houston, Texas MSAs. At December 31, 2000, ALLTEL's penetration rate (number of customers as a percentage of the total population in the Company's service areas) was
         12.7 percent.

         PRODUCT OFFERINGS AND PRICING
         -----------------------------

         Wireless revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for custom calling and other enhanced service features. Wireless revenues comprised 45 percent of ALLTEL's total operating revenues in 2000, compared to 43 percent in 1999 and 42 percent in 1998. Prices of wireless services are not regulated by the Federal Communications Commission ("FCC") or by state regulatory commissions.

         ALLTEL seeks to stimulate additional usage, increase penetration and improve customer retention rates through product offerings and pricing strategies. The Company designs local, regional and national service territories to meet customer needs and to address prevailing market and competitive conditions. The Company's rate plans are designed to address the needs of customers from all market segments. These plans typically consist of a fixed monthly rate for network access, a package of airtime minutes included in the monthly rate and a per minute rate for airtime used in excess of the minutes included in the package. Customers who frequently use wireless service generally prefer rate plans with a higher than average fixed monthly rate, a larger package of included minutes and a lower than average per minute airtime rate. Conversely, customers who use wireless service less frequently generally prefer a lower monthly fixed rate and a higher per minute airtime rate. ALLTEL also provides custom calling features to enhance its product offering. These features include call waiting, call forwarding, three-way calling, no-answer transfer and voicemail. The Company also offers unlimited local calling plans, advance pay and prepaid calling plans to further penetrate the market. Customers who subscribe to one of ALLTEL's local calling plans receive unlimited local airtime for a fixed monthly rate. The advance pay and prepaid plans allow customers to receive service in a cost-effective manner without entering into a service contract or paying a monthly access fee. Currently advance pay and prepaid customers represent a small portion of ALLTEL's wireless customer base.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                         WIRELESS OPERATIONS (continued)
                         -------------------

         PRODUCT OFFERINGS AND PRICING (continued)
         -----------------------------

         The domestic wireless industry has shifted to the use of one-rate pricing plans, which include roaming and long-distance at no extra charge for a specified number of minutes. In order to offer one-rate plans on a profitable basis, the Company has renegotiated its roaming agreements with other domestic wireless companies. These roaming agreements provide ALLTEL's customers with the capability to use their wireless telephones while traveling outside the Company's service territories. In conjunction with the agreements to exchange wireless assets, ALLTEL, Bell Atlantic, GTE and Vodafone also signed reciprocal roaming agreements on January 31, 2000. These agreements allow customers of each of the companies to roam on each other's networks across a footprint that covers approximately 95 percent of the U.S. population. As a result of these roaming agreements, in May 2000, ALLTEL began offering new rate plans to customers that provide national wireless coverage with no toll or roaming charges. While these national rate plans provide the Company the ability to compete effectively for the high volume, roaming customer, retail roaming revenues will continue to decline as customers migrate to these national rate plans.

         Primarily as a result of expansion of local, regional and national one-rate calling plans, average revenue per customer per month decreased to $49.13 in 2000, compared to $50.99 in 1999 and $50.21 in 1998. ALLTEL expects average monthly revenue per customer to continue to be affected by decreased roaming revenue rates and continued penetration into lower market usage segments.

         Maintaining low customer churn rates is a primary goal of the Company, particularly as additional competitors enter the marketplace. Lower churn contributes directly to reducing the cost to acquire new customers, since fewer new customers are needed to meet growth targets. The Company experienced an average monthly churn rate in its wireless service areas of 2.33 percent, 2.20 percent and 2.07 percent for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in churn rates in 2000 and 1999 primarily reflect increased competition in ALLTEL's service areas.

         To help minimize churn rates, the Company initiated several programs in the third quarter of 2000 designed to improve customer retention. These initiatives included analyzing customer usage patterns for certain rate plans over a six-month period and notifying the customer if a better rate plan was available and migrating customers from analog handsets to digital handsets through the use of equipment subsidies.

         DISTRIBUTION AND MARKETING
         --------------------------

         ALLTEL utilizes four methods of distributing its wireless products and services in each of its markets. These methods include Company retail stores, Company retail kiosks, dealers and direct sales representatives. The use of multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of ALLTEL's products and services and to reduce its reliance on any single distribution source. Dealer and direct sales channels remain important components of the Company's overall distribution strategy, with the primary objective for all channels being to produce the best combination of lower customer acquisition costs and higher customer retention rates.

         ALLTEL currently conducts its retail operations through more than 1,000 Company retail locations strategically located in neighborhood retail centers and large shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company's retail focus is to attract new customers through competitive service offerings and an efficient sales process. For ALLTEL, the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

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

         COMPETITION
         -----------

         Currently, up to 10 wireless carriers (2 cellular, 6 PCS and 2 Enhanced Specialized Mobile Radio) may operate in the same geographic area, along with any number of resellers who buy bulk wireless services from one of the wireless providers and resells it to their customers. PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology. During the past three years, PCS providers have begun operations within ALLTEL's wireless markets, and the Company expects more PCS providers to begin operating within all of its markets during 2001. The presence of multiple competitors operating within the Company's wireless markets makes it increasingly more difficult to attract new customers and retain existing ones. ALLTEL has responded to this growing competitive environment by enhancing its networks, expanding its service territories and local calling areas, developing innovative rate plans, and offering new products and services. ALLTEL capitalizes on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service.

         TECHNOLOGY
         ----------

         As of December 31, 2000, approximately 80 percent of ALLTEL's wireless POPs were covered by digital network facilities, and nearly 40 percent of the Company's wireless customer base was covered by digital service plans. Digital technology provides expanded channel capacity and the ability to offer advanced services and functionality. In addition, digital technology improves call quality, lengthens the battery life of wireless telephones and offers improved customer call privacy. ALLTEL continues to transition its remaining analog markets to digital technology. ALLTEL believes that its networks have sufficient capacity to handle new customer growth in the near term. The Company intends to meet any capacity requirements through frequency planning, network organization and the deployment of additional network infrastructure.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                         WIRELESS OPERATIONS (continued)
                         -------------------

         TECHNOLOGY (continued)
         ----------

         In addition, the Company continues to invest in third generation wireless technologies ("3G") to provide high speed wireless data access. Through several strategic partnerships with Openwave.com, Infospace and other wireless data providers, ALLTEL is committed to being among the first carriers to offer a genuine 3G wireless service in the United States. The Company recently deployed 3G-capable CDMA technology in southern Louisiana.

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

         PAGING
         ------

         ALLTEL provides paging services in select markets to customers on both a facilities-based and resale basis. The Company operates wide-area computer-driven paging networks in Arkansas, Florida, Louisiana and Ohio. At December 31, 2000, ALLTEL provided paging service to approximately 520,000 customers.

                               WIRELINE OPERATIONS
                               -------------------

         The Company's wireline operations consist of subsidiaries that are incumbent local exchange carriers ("ILECs"), and, as such, provide local telephone service to more than 2.5 million customers primarily located in rural areas in 15 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services. Wireline revenues comprised 24 percent of ALLTEL's total operating revenues in 2000, compared to 25 percent in 1999 and 1998. Wireline revenues consist of local service, network access and long-distance and miscellaneous revenues.

         Local service operations provide lines from telephone exchange offices to customer premises for the origination and termination of telecommunications including basic dial-tone service and dedicated private line facilities for the transport of data and video. ALLTEL also offers various customized service features including call waiting, call forwarding, three-way calling, no-answer transfer and voicemail.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                         WIRELINE OPERATIONS (continued)
                         -------------------

         Additional local service revenues are derived from charges for equipment rentals, equipment maintenance contracts, information and directory assistance and public payphone services. Network access and interconnections services are provided by ALLTEL by connecting the equipment and facilities of its customers to the communications networks of long-distance carriers, CLECs, competitive switched and special access providers, and wireless service providers. These companies pay access and network usage charges to the Company's local exchange subsidiaries for the use of their local networks to originate and terminate their voice and data transmissions. Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales and directory advertising services.

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

         Except for its subsidiaries in Nebraska, Ohio and New York, the Company's local exchange subsidiaries are rural telephone companies, as defined under the 96 Act, and are exempt from certain of the foregoing obligations unless, in connection with a bona fide request, a state regulatory commission removes that exemption. Subsequent to such removal, the local exchange subsidiaries may still seek specific exemptions under the 96 Act as a company that serves less than 2 percent of the nation's access lines, where such interconnection obligations would otherwise cause undue economic burden or is technically infeasible.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                         WIRELINE OPERATIONS (continued)
                         -------------------

         LOCAL SERVICE - REGULATION (continued)
         --------------------------

         In November 1999, the FCC issued a decision outlining how it would interpret the "necessary" and "impair" standards set forth in the 96 Act and which specific network elements it would require ILECs to unbundle as a result of its interpretation of those standards. The FCC reaffirmed that ILECs must provide unbundled access to the following network elements: loops, including loops used to provide high-capacity and advanced telecommunications services; network interface devices; local circuit switching; dedicated and shared transport; signaling and call-related databases; and operations support systems. The FCC also imposed on ILECs the obligation to unbundle other network elements including access to sub-loops or portions of sub-loops, fiber optic loops and transport. At this time, the FCC declined to impose any obligations on ILECs to provide unbundled access to packet switching or to digital subscriber line access multiplexers. The FCC has adopted national rules for the unbundling of the high frequency portion of the local loop. The FCC also began a rulemaking proceeding regarding the ability of carriers to use certain unbundled network elements as a substitute for the ILEC's special access services.

         In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court, and rejected, as contrary to the 96 Act, the use of hypothetical network costs which the FCC had used in developing certain of its pricing rules. The FCC's pricing rules related to unbundled network elements, termination and transport were also vacated. The Eighth Circuit Court upheld its prior decision that ILECs' universal subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC's rules requiring that (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. Pending disposition by the Supreme Court of petitions for certiorari, the Eighth Circuit Court has stayed its earlier decision, which vacated the FCC's use of hypothetical network costs in the development of certain pricing rules applicable to ILECs.

         In October 1999, the FCC adopted two orders now on appeal involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forward-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC is currently considering the Rural Task Force ("RTF") proposal, as endorsed by the Federal-State Joint Board ("Joint Board"), that high-cost support to rural ILECs continue to be based on their historical costs pursuant to a plan that would remain in effect for five years. The Joint Board has requested that the FCC issue by January 1, 2002, a proceeding to consider a high-cost plan for rural carriers that would be implemented after the RTF's plan. Based upon ALLTEL's review of the FCC's current regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's rural rate-of-return wireline subsidiaries will occur in 2001.

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

         During 2000, some of the Company's local exchange subsidiaries were subject to certain regulatory commission orders designed to reduce earnings levels. In Georgia, the Company agreed to reduce the funds it receives annually from the state's Universal Access fund by $11.7 million in 2000 and to reduce its intrastate access charges by $6.9 million per year effective July 1, 2000. The Company also agreed to issue $11.5 million in customer credits, reduce rates on certain local calling plans, and to assure Internet access and xDSL availability to certain customers. Additionally, effective June 30, 2001, the Company will not pursue continuance of $16.0 million of existing Universal Access funds for its respective Georgia subsidiaries. Other orders did not materially affect the results of operations of the Company. Certain states in which the Company's local exchange subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its local exchange subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, and Texas. The Company also has an alternative regulation application pending in Pennsylvania. As a result of its election of alternative regulation in North Carolina, the Company agreed not to exercise its rural exemption status under the 96 Act. The Company continues to evaluate alternative regulation for other states where its local exchange subsidiaries operate.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                         WIRELINE OPERATIONS (continued)
                         -------------------

         NETWORK ACCESS SERVICES - REGULATION
         ------------------------------------

         In June 1998, the FCC began a rulemaking proceeding to consider access charge reform for rate-of-return ILECs. In October 1998, the FCC began a proceeding to consider the represcription of the authorized rate-of-return for the interstate access services of approximately 1,300 ILECs, including the ALLTEL subsidiaries operating under rate-of-return regulation. The Multi-Association Group, a coalition of ILEC trade associations, filed with the FCC a comprehensive access charge reform and deregulation plan for rate-of-return ILECs. If adopted as proposed, the plan would provide access service pricing flexibility to rate-of-return ILECs, resolve certain universal service issues and moot the pending FCC proceedings on access charge reform and rate-of-return represcription. The FCC recently began a rulemaking proceeding on that plan. If any new access charge rules for rate-of-return companies are adopted, ALLTEL will assess the impact, if any, the new rules will have on its local exchange operations.

         To date, the Company's local exchange subsidiaries, except for the former Aliant operations in Nebraska, have elected to remain under rate base rate-of-return regulation with respect to interstate services. For companies remaining under rate-of-return regulation, the FCC authorizes a rate-of-return that local exchange companies may earn on interstate services they provide. The currently prescribed rate of return is 11.25 percent. The Company's local exchange subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

                         EMERGING BUSINESSES OPERATIONS
                         ------------------------------

         Revenues and sales from emerging businesses comprised 5 percent of ALLTEL's total operating revenues in 2000, compared to 4 percent in 1999 and 3 percent in 1998, and primarily consist of the Company's long-distance and CLEC operations.

         LONG-DISTANCE OPERATIONS
         ------------------------

         The Company began offering long-distance telecommunications services during 1996. Long-distance services are provided on both a facilities-based and resale basis by ALLTEL subsidiaries. ALLTEL provides long-distance service in all of the states in which local exchange service is provided. In addition, ALLTEL offers long-distance service outside its ILEC service areas. As of December 31, 2000, ALLTEL provided long-distance service to more than 1.1 million customers. The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions. To meet the competitive demands of the long-distance industry, ALLTEL has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans.

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

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                   EMERGING BUSINESSES OPERATIONS (continued)
                   ------------------------------

         CLEC OPERATIONS
         ---------------

         During 1999, ALLTEL offered local access telecommunications services to residential and business customers in 26 select markets outside its ILEC service areas in Arkansas, Florida, Nebraska, North Carolina, Pennsylvania and Florida. The Company expanded its CLEC service into 17 additional markets in Alabama, Georgia, Missouri and South Carolina during 2000. ALLTEL has received approval to provide competitive local exchange service in 17 states. ALLTEL has negotiated interconnection agreements with the appropriate incumbent local exchange carriers in the states where it is currently offering CLEC service and is negotiating those arrangements in other states. ALLTEL is installing state-of-the-art networks that will enable it to provide services on both a facilities-based and resale basis. ALLTEL will provide local service in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and Internet services.

         In various proceedings the FCC has asked for comment regarding regulatory or market-based approaches that would ensure that the interstate access service rates of CLECs are reasonable. One of the proposals it has been asked to consider involves the establishment of a benchmark. Under this approach, CLEC access rates below the benchmark would be presumed lawful while rates in excess of the benchmark would be subject to negotiation and/or review. It is uncertain at this time what action, if any, the FCC will take on this matter. If any new access charge rules for CLECs are adopted, ALLTEL will assess the impact, if any, the new rules will have on its competitive local exchange operations.

         PCS, INTERNET AND NETWORK MANAGEMENT OPERATIONS
         -----------------------------------------------

         ALLTEL has offered PCS in Jacksonville, Florida, since March 1998. As previously discussed, the Company sold its PCS operations in Birmingham and Mobile, Alabama in 2000. The Company currently has no plans to expand its PCS service into additional markets. Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. Network management services are currently marketed to business customers in select areas. The Company's Internet access and network management services are start-up operations, and as such, are not yet significant components of ALLTEL's communications operations.

                              INFORMATION SERVICES
                              --------------------

         GENERAL
         -------

         Information Services provides a wide range of information processing services primarily to the financial services and telecommunications industries through information processing centers that it staffs, equips and operates. Information processing contracts are generally for a multi-year period. Information Services also develops and markets software worldwide to financial services and telecommunications companies operating their own information processing departments. Information services revenues and sales comprised 17 percent of ALLTEL's total operating revenues in 2000, compared to 19 percent in 1999 and 20 percent in 1998. The principal operating units of the Company's information services business consist of the Financial Services Division and the Telecommunications Division.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                        INFORMATION SERVICES (continued)
                        --------------------

         GENERAL (continued)
         -------

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

         CUSTOMERS
         ---------

         The Financial Services Division's primary markets for its financial products and services are the nation's commercial banks and savings institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single family mortgage loans. These financial institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States. In total, more than 21 million mortgage loans representing over $2.1 trillion are processed using the Financial Services Division's software.

         The Telecommunications Division's primary markets for its telecommunications products and services consist of the top 40 telephone companies and the top 50 cellular companies in the United States, and certain PCS companies in the United States, and approximately 100 international telecommunications companies.

         COMPETITION
         -----------

         The Financial Services Division's competition primarily comes from "in-house" bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions. The Telecommunications Division also faces strong competition from internal information technology departments. In addition, there are also other information services companies that provide information processing and management services to the telecommunications industry. The Company competes in each of its markets by providing a high level of service and support. Information Services substantially relies upon and enforces contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of its computer software and service methodologies.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 1.  Business
         -------  --------

                        INFORMATION SERVICES (continued)
                        --------------------

         EXAMINATION
         -----------

         The Financial Services Division is examined by the federal agencies that have supervisory authority over banking, thrift, and credit union operations. The Financial Services Division is also classified as one of 12 national vendors that, as a result of their market share, process a significant portion of the financial industry's assets. These industry leaders are also examined by the federal Financial Institutions Examination Council on an ongoing basis. Information Services' management practices, policies, procedures, standards, and overall financial condition are components of these reviews.

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

         PRODUCT DEVELOPMENT AND SUPPORT
         -------------------------------

         In the past five years, Information Services has spent approximately $565.1 million ($121.5 million in 2000) on mainframe and client/server software design and development. Information Services has developed and continues to develop products that are utilized in a UNIX based environment, including the Telecommunications Division's Virtuoso II billing and customer care product. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. Information Services intends to continue to maintain, improve and expand the functions and capabilities of its software products over the next several years.

                                OTHER OPERATIONS
                                ----------------

         Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales from other operations comprised 9 percent of ALLTEL's total operating revenues in both 2000 and 1999, compared to 10 percent in 1998.

         PRODUCT DISTRIBUTION
         --------------------

         The Company's product distribution subsidiary, ALLTEL Communications Products, Inc. ("Communications Products"), is headquartered in Atlanta, Georgia, and operates 9 warehouses and 24 counter-sales showrooms across the United States. Communications Products is a major distributor of telecommunications equipment and materials. Communications Products supplies equipment to affiliated and non-affiliated communications companies, business systems suppliers, railroads, governments, and retail and industrial companies.

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

         DIRECTORY PUBLISHING
         --------------------

         ALLTEL Publishing Corporation ("ALLTEL Publishing") coordinates advertising, sales, printing, and distribution for 349 telephone directory contracts in 35 states. Under terms of an agreement with GTE Directories, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, GTE Directories provides directory sales and printing services through a separate contract with ALLTEL Publishing.

                                   INVESTMENTS
                                   -----------

         WORLDCOM, INC.
         --------------

         During 2000, the Company completed the sale of its investment WorldCom, Inc., a publicly held company and a full service provider of international telecommunications and specialized broadcasting services.

         APEX GLOBAL INFORMATION SERVICES, INC.
         --------------------------------------

         During 2000, the Company wrote-off its $15.0 million investment in Apex Global Information Services, Inc. ("Apex"), a non-publicly traded global provider of Internet access services. The write-off was due to adverse market conditions facing Apex and its bankruptcy filing.

         ECLIPSYS CORPORATION
         --------------------

         The Company currently owns less than one percent ownership interest in Eclipsys Corporation ("Eclipsys"), a publicly traded healthcare information technology company. During 2000 and 1999, the Company sold a portion of its investment in Eclipsys.

         HUGHES ISPAT LIMITED
         --------------------

         The Company has an approximate $25 million investment in Hughes Tele-com Limited ("HTCL"), a public company headquartered in India. HTCL provides communications services in the state of Maharashtra, India. HTCL began operations during 1999. As a result of its investment, the Company owns approximately a 6 percent interest in HTCL. Francis X. Frantz, Executive Vice President of ALLTEL, is a member of HTCL's Board of Directors.

                               ALLTEL Corporation
                                Form 10-K, Part I

         Item 2.  Properties
         -------  ----------

         The Company's properties do not provide a basis for description by character or location of principal units. A summary of the Company's investment in property, plant and equipment segregated between the Company's regulated wireline operations and all other non-regulated business operations is presented below.

         WIRELINE PROPERTY
         -----------------

         The Company's wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone lines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 2000, was as follows:

                                                      (Thousands)
                                                      -----------
              Land                                    $    20,693
              Buildings and leasehold
                improvements                              230,349
              Central office equipment                  2,028,160
              Outside plant                             3,140,895
              Furniture, fixtures,
                vehicles and other                        210,873
                                                      -----------
                Total                                 $ 5,630,970
                                                      ===========

         Certain properties of the Company and its wireline subsidiaries are pledged as collateral for long-term debt.

         OTHER PROPERTY
         --------------

         Other properties of the Company in service consist primarily of property, plant and equipment used in providing wireless communications services, information services and product distribution operations. The total investment by category for the non-wireline operations of the Company as of December 31, 2000, was as follows:

                                                      (Thousands)
                                                      -----------
              Land                                    $   211,020
              Buildings and leasehold
                improvements                              773,560
              Wireless plant and equipment              3,791,456
              Data processing equipment                   628,104
              Computer software                           354,142
              Furniture, fixtures,
                vehicles and other                        273,524
                                                      -----------
                Total                                 $ 6,031,806
                                                      ===========

         All of the Company's property is in good condition and is suitable for its intended purposes.

         Item 3.  Legal Proceedings
         -------  -----------------

         The Company is party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company. To the knowledge of the Company's management, no other material legal proceedings, either private or governmental, are contemplated or threatened.

         Item 4.  Submission of Matters to a Vote of Security Holders
         -------  ---------------------------------------------------

         No matters were submitted to the security holders for a vote during the fourth quarter of 2000.
                                       17

                               ALLTEL Corporation
                               Form 10-K, Part II

         Item 5.  Market for the Registrant's Common Equity and Related
         -------  -----------------------------------------------------
                  Stockholder Matters
                  -------------------

         The outstanding shares of ALLTEL's Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT. The following table reflects the range of high, low and closing prices of ALLTEL's Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 2000 and 1999:

                                                                                                          Dividend
                   Year             Qtr.              High              Low              Close            Declared
                   -----------------------------------------------------------------------------------------------
                   2000             4th              $65.63            $50.50           $62.44              $.330
                                    3rd              $64.94            $47.75           $52.19              $.320
                                    2nd              $70.44            $59.06           $61.94              $.320
                                    1st              $82.38            $55.88           $63.06              $.320
                   ----------------------------------------------------------------------------------------------
                   1999             4th              $91.81            $69.81           $82.69              $.320
                                    3rd              $75.00            $65.63           $70.38              $.305
                                    2nd              $74.56            $62.38           $71.50              $.305
                                    1st              $67.50            $56.31           $62.38              $.305
                   ----------------------------------------------------------------------------------------------

         As of January 31, 2001, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 255,000.

         Item 6.  Selected Financial Data
         -------  -----------------------

         For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page F-19 of the Financial Supplement, which is incorporated by reference herein.

         Item 7.  Management's Discussion and Analysis of Financial Condition
         -------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

         For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages F-2 to F-16 of the Financial Supplement, which is incorporated by reference herein.

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
         --------  ----------------------------------------------------------

         For information pertaining to the Company's market risk disclosures, refer to pages F-15 and F-16 of the Financial Supplement, which is incorporated by reference herein.

         Item 8.  Financial Statements and Supplementary Data
         -------  -------------------------------------------

         For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages F-17, F-18 and F-20 to F-46 of the Financial Supplement, which is incorporated by reference herein.

         Item 9.  Changes in and Disagreements with Accountants on Accounting
         -------  -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------


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

                               ALLTEL Corporation
                               Form 10-K, Part III

         Item 10.  Directors and Executive Officers of the Registrant
         --------  --------------------------------------------------

         For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

                 Name                   Age                  Position
                 ----                   ---                  --------
              Joe T. Ford                63        Chairman and Chief Executive Officer
              Scott T. Ford              38        President and Chief Operating Officer
              Kevin L. Beebe             41        Group President - Communications
              Michael T. Flynn           52        Group President - Communications
              Jeffrey H. Fox             38        Group President - Information Services
              Francis X. Frantz          47        Executive Vice President, General Counsel
                                                       and Secretary

              Jeffery R. Gardner         41        Senior Vice President - Chief Financial Officer
              John S. Haley              45        Senior Vice President - Chief Technology Officer
              Keith A. Kostuch           38        Senior Vice President - Strategic Planning
              Frank A. O'Mara            40        Vice President - Human Resources
              David A. Gatewood          43        Controller
              Scott H. Settelmyer        32        Treasurer

         There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Scott T. Ford is the son of Joe T. Ford. Except for Kevin L. Beebe, Jeffrey H. Fox, Jeffery
         R. Gardner, Keith A. Kostuch, Frank A. O'Mara, and Scott H. Settelmyer, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years.

         Prior to joining ALLTEL in October 1999, Mr. Kostuch served as Vice President and Director with The Boston Consulting Group, Inc. ("BCG"). In his role with BCG, Mr. Kostuch specialized in strategic and corporate development, including mergers and acquisitions. Prior to joining ALLTEL in 1997, Mr. O'Mara served as legal counsel for KIM Sports Management.

         Prior to joining ALLTEL in July 1998, Messrs. Beebe and Gardner were executive officers of 360(degree). Mr. Beebe was Executive Vice President-Operations of 360(degree)since February 1996. Mr. Beebe joined 360(degree)in February 1994 as Vice President-Marketing and Administration, and in February 1995, he became Vice President-Operations. Mr. Gardner was Senior Vice President-Finance of 360(degree)since July 1997. Mr. Gardner served as President of 360 (degree)'s Mid-Atlantic regional operations from February 1994 to June 1997. Prior to joining ALLTEL in May 1998, Mr. Settelmyer was a manager with the accounting firm of Arthur Andersen LLP in Chicago, Illinois.

         Prior to joining ALLTEL in 1996, Mr. Fox served as Vice President at Stephens Group, Inc. of Little Rock, Arkansas.

         Item 11.  Executive Compensation
         --------  ----------------------

         For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                               ALLTEL Corporation
                               Form 10-K, Part III

         Item 12.  Security Ownership of Certain Beneficial Owners
         --------  -----------------------------------------------
                   and Management
                   --------------

         For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

         Item 13.  Certain Relationships and Related Transactions
         --------  ----------------------------------------------

         For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                               Form 10-K, Part IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports
         --------  ---------------------------------------------------
                   on Form 8-K
                   -----------

         (a)   The following documents are filed as a part of this report:
                  1.  Financial Statements:
                      --------------------
                      The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2000, included in the Financial Supplement, which is incorporated by reference herein:

                                                                                               Financial
                                                                                               Supplement
                                                                                               Page Number
                                                                                               -----------
                         Report of Independent Public Accountants                                  F-18
                         Consolidated Statements of Income -
                            for the years ended December 31, 2000, 1999 and 1998                   F-20
                         Consolidated Balance Sheets - December 31, 2000 and 1999                  F-21
                         Consolidated Statements of Cash Flows -
                            for the years ended December 31, 2000, 1999 and 1998                   F-22
                         Consolidated Statements of Shareholders' Equity -
                            for the years ended December 31, 2000, 1999 and 1998                   F-23
                         Notes to Consolidated Financial Statements                           F-24 to F-46


                                                                                                Form 10-K
                  2.  Financial Statement Schedules:                                           Page Number
                      -----------------------------                                            -----------
                         Report of Independent Public Accountants                                    22
                         Schedule II.  Valuation and Qualifying Accounts                             23

                  3.  Exhibits:
                      --------
                         See "Exhibit Index" located on page 24-30 of this document.

         (b)   Reports on Form 8-K:
                  No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                      ALLTEL Corporation
                      ------------------
                          Registrant


         By /s/ Joe T. Ford
           --------------------------------
            Joe T. Ford, Chairman and Chief         Date: March 1, 2001
                  Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By /s/ Jeffery R. Gardner
           -----------------------------------
            Jeffery R. Gardner, Senior Vice         Date: March 1, 2001
           President - Chief Financial Officer
             (Principal Financial Officer)

         * Joe T. Ford, Chairman, Chief
           Executive Officer and Director

         * Scott T. Ford, President, Chief
           Operating Officer and Director

         * David A. Gatewood, Controller
             (Principal Accounting Officer)         By   /s/ Jeffery R. Gardner
                                                      -------------------------
         * John R. Belk, Director                      *  (Jeffery R. Gardner,
                                                           Attorney-in-fact)
         * Dennis E. Foster, Director               Date: March 1, 2001

         * Lawrence L. Gellerstedt III, Director

         * Charles H. Goodman, Director

         * W. W. Johnson, Director

         * Emon A. Mahony, Jr., Director

         * John P. McConnell, Director

         * Josie C. Natori, Director

         * Gregory W. Penske, Director

         * Frank E. Reed, Director

         * Fred W. Smith, Director

         * Ronald Townsend, Director

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





         To   the Shareholders of
                ALLTEL Corporation:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in ALLTEL Corporation's Financial Supplement incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 23 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               /s/ ARTHUR ANDERSEN LLP



         Little Rock, Arkansas,
         January 23, 2001

                               ALLTEL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Dollars in Millions)

         Column A                                Column B                         Column C               Column D         Column E
         --------                   -----------------------------------           --------               --------         --------
                                                                                  Additions
                                                                           -------------------------
                                       Per                   Adjusted      Charged to       Charged                       Balance at
                                    Previous       (A)       Beginning      Cost and        to Other     Deductions         End of
         Description                 Report    Adjustments    Balance       Expenses        Accounts      Describe          Period
         -----------                 ------    -----------    -------       --------        --------      --------          ------
    Allowance for doubtful
     accounts, customers
     and others:
      For the years ended:
       December 31, 2000             $35.0        $10.4        $45.4         $113.1         $    -       $105.8 (B)         $52.7
       December 31, 1999             $30.2        $   -        $30.2        $  97.6         $    -       $ 92.8 (B)         $35.0
       December 31, 1998             $26.2        $   -        $26.2        $  77.6         $  0.1       $ 73.7 (B)         $30.2

    Valuation allowance for
     deferred tax assets:
      For the years ended:
       December 31, 2000             $11.7        $   -        $11.7        $  (8.3)        $    -       $    -             $ 3.4
       December 31, 1999             $15.3        $   -        $15.3        $  (3.6)        $    -       $    -             $11.7
       December 31, 1998             $19.6        $   -        $19.6        $  (4.3)        $    -       $    -             $15.3

    Accrued liabilities related
     to merger and integration
     expenses and other charges:
      For the years ended:
       December 31, 2000             $66.5        $   -        $66.5        $  25.4 (C)     $    -       $ 75.4 (D)         $16.5
       December 31, 1999             $91.3        $   -        $91.3        $  90.5 (E)     $    -       $115.3 (F)         $66.5
       December 31, 1998             $   -        $   -        $   -        $ 252.0 (G)     $    -       $160.7 (H)         $91.3

Notes:
------
(A) Reclassification of amounts for companies purchased in 2000. See Note 3 on pages F-29 to F-31 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the companies purchased in 2000.
(B) Accounts charged off net of recoveries of amounts previously written off.
(C) During 2000, the Company recorded integration expenses and other charges incurred it connection with the acquisition of wireless assets and with certain restructuring activities of the Company's information services business.
(D) Includes cash outlay of $73.8 million for expenses paid as of December 31, 2000 and a non-cash charge of $1.6 million resulting from write-downs in the carrying value of capitalized leasehold improvements related to leased facilities abandoned by the Company.
(E) During 1999, the Company recorded merger and integration expenses and other charges related to its mergers with Aliant Communications
    Inc., Liberty Cellular, Inc., its affiliate KINI L.C., Advanced Information Resources, Limited and Southern Data Systems and with certain loss contingencies and other restructuring activities.
(F) Includes cash outlay of $105.6 million for expenses paid as of December
    31, 1999 and a non-cash charge of $9.7 million resulting from write-downs in the carrying value of certain in-process software development assets with no alternative future use or functionality and capitalized leasehold improvements related to leased facilities abandoned by the Company.
(G) During 1998, the Company recorded merger and integration expenses related to its merger with 360(degree) Communications Company.
(H) Includes cash outlay of $85.9 million for expenses paid as of December
    31, 1998 and a non-cash charge of $74.8 million resulting from the write-down in the carrying value of certain in-process software development assets with no alternative future use or functionality and a write-down in the carrying value of certain assets resulting from the immediate abandonment of the buildout of three PCS markets.
(I) See Note 10 on pages F-36 to F-38 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger and integration expenses and other charges recorded by the Company in 2000, 1999 and 1998.

                                  EXHIBIT INDEX

   Number and Name
   ---------------

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

        (b)      Bylaws of ALLTEL Corporation (As amended as of January        *
                 29, 1998).  (incorporated herein by reference to Exhibit
                 3(b) to Form 10-K for the fiscal year ended December
                 31, 1997).

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

        (b)      Amended and Restated Employment Agreement by and between      *
                 the Company * and Dennis E. Foster (incorporated herein by reference to Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1998).

        (c)(1)   Change in Control Agreement by and between the Company and    *
                 Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).

        (c)(2)   Change in Control Agreement by and between the Company and    *
                 Kevin L. Beebe effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1998).

   *   Incorporated herein by reference as indicated.
   (a) Filed herewith.
                                       24

   -------------

   Number and Name
   ---------------

   (10)(c)(3)    Change in Control Agreement by and between the Company        *
                 and Michael T. Flynn effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1998).

       (c)(4)    Change in Control Agreement by and between the Company        *
                 and Jeffrey H. Fox effective as of January 30, 1997 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1998).

       (c)(5)    Change in Control Agreement by and between the Company        *
                 and Francis X. Frantz effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1994).

       (c)(6)    Change in Control Agreement by and between the Company        *
                 and Jeffrey R. Gardner effective as of January 28, 1999 (incorporated herein by reference to Exhibit 10(c)(8) to Form 10-K for the fiscal year ended December 31, 1998).

       (c)(7)    Change in Control Agreement by and between the Company      (a)
                 and David A. Gatewood effective as of February 15, 2001.

       (c)(8)    Change in Control Agreement by and between the Company      (a)
                 and John S. Haley effective as of February 15, 2001.

       (c)(9)    Change in Control Agreement by and between the Company      (a)
                 and Keith A. Kostuch effective as of February 15, 2001.

       (c)(10)   Change in Control Agreement by and between the Company      (a)
                 and Frank A. O'Mara effective as of February 15, 2001.

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

       (e)(2)    First Amendment to ALLTEL Corporation Supplemental          (a)
                 Executive Retirement Plan.

       (f)(1)    ALLTEL Corporation 1998 Management Deferred Compensation      *
                 Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).

       (f)(2)    ALLTEL Corporation 1998 Directors' Deferred Compensation      *
                 Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).


   *   Incorporated herein by reference as indicated.
   (a) Filed herewith.
                                       25

   -------------

   Number and Name

   (10)(g)(1)    ALLTEL Corporation 1975 Incentive Stock Option Plan (as       *
                 amended and restated effective July 26, 1988)
                 (incorporated herein by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1988).

       (g)(2)    ALLTEL Corporation 1991 Stock Option Plan (incorporated       *
                 herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).

       (g)(3)    First Amendment to ALLTEL Corporation l991 Stock Option     (a)
                 Plan

       (g)(4)    ALLTEL Corporation l994 Stock Option Plan for Employees       *
                 (incorporated herein by reference to Exhibit A to Proxy Statement dated March 4, l994).

       (g)(5)    First Amendment to ALLTEL Corporation l994 Stock Option     (a)
                 Plan for Employees

       (g)(6)    ALLTEL Corporation l994 Stock Option Plan for Nonemployee     *
                 Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, l994).

       (g)(7)    First Amendment to ALLTEL Corporation l994 Stock Option       *
                 Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 1996).

       (g)(8)    Second, Third and Fourth Amendments to ALLTEL Corporation   (a)
                 l994 Stock Option Plan for Nonemployee Directors.

       (g)(9)    ALLTEL Corporation l998 Equity Incentive Plan (incorporated   *
                 herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).

       (g)(10)   First and Second Amendments to ALLTEL Corporation l998      (a)
                 Equity Incentive Plan

       (h)(1)    Amended and Restated 360(degree) Communications Company       *
                 1996 Equity Incentive Plan (incorporated herein by reference to Form S-8 (File No. 333-88923) of ALLTEL Corporation filed with the Commission on October 13,
                 1999).

       (h)(2)    Lincoln Telecommunications Company 1989 Stock and             *
                 Incentive Stock Plan (incorporated herein by reference to Form S-8 (File No. 333-88907) of ALLTEL Corporation filed with the Commission on October 13, 1999).

       (i)       ALLTEL Corporation Performance Incentive Compensation         *
                 Plan as amended, effective January 1, 1993 (Exhibit 10
                 (i) to Form SE dated February 17, 1993).

       (i)(1)    Amendment No. 1 to ALLTEL Corporation Performance             *
                 Incentive Compensation Plan (January 1, 1993
                 Restatement), amendment effective January 29, 1998, (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended December 31, 1997).

   *   Incorporated herein by reference as indicated.
   (a) Filed herewith.
                                       26

   -------------

   Number and Name
   ---------------

   (10)(j)       ALLTEL Corporation Long-Term Performance Incentive            *
                 Compensation Plan, as amended and restated effective
                 January 1, 1993 (Exhibit 10(j) to Form SE dated February
                 17, 1993).

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

       (k)(2)    Amendments No. 2 and 3 to ALLTEL Corporation Pension          *
                 Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(2) to Form 10-Q for the period ended June 30, 1995).

       (k)(3)    Amendments No. 4 and 5 to ALLTEL Corporation Pension          *
                 Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 1995).

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

       (k)(7)    Amendments No. 11 and 12 to ALLTEL Corporation Pension        *
                 Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(7) to Form 10-K for the fiscal year ended December 31, 1997).



   *   Incorporated herein by reference as indicated.
   (a) Filed herewith.
                                       27

   -------------

   Number and Name
   ---------------

   (10)(k)(8)    Amendment No. 13 to ALLTEL Corporation Pension Plan           *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(8) to Form 10-Q for the period ended September 30, 1999).

       (k)(9)    Amendment No. 14 to ALLTEL Corporation Pension Plan           *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(k)(9) to Form 10-K for the fiscal year ended December 31, 1999).

       (k)(10)   Amendments No. 15 and 16 to ALLTEL Corporation Pension      (a)
                 Plan (January 1, 1994 Restatement)

       (l)       ALLTEL Corporation Profit-Sharing Plan (January 1, 1994       *
                 Restatement) incorporated herein by reference to
                 Exhibit 10(l) to Form 10-K for the fiscal year ended
                 December 31, 1994).

       (l)(1)    Amendments No. 1 and 2 to ALLTEL Corporation Profit-          *
                 Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(1) to Form 10-Q for the period ended June 30, 1995).

       (l)(2)    Amendments No. 3 and 4 to ALLTEL Corporation Profit-          *
                 Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 1995).

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

       (l)(7)    Amendments No. 9 and 10 to ALLTEL Corporation Profit-         *
                 Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(7) to Form 10-K for the fiscal year ended December 31, 1998).

       (l)(8)    Amendment No. 11 to ALLTEL Corporation Profit-Sharing Plan    *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(8) to Form 10-Q for the period ended June 30, 1999).


   *   Incorporated herein by reference as indicated.
   (a) Filed herewith.
                                       28

   -------------

   Number and Name
   ---------------

   (10)(l)(9)    Amendment No. 12 to ALLTEL Corporation Profit-Sharing Plan    *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(9) to Form 10-Q for the period ended September 30, 1999).

       (l)(10)   Amendment No. 13 to ALLTEL Corporation Profit-Sharing Plan    *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(10) to Form 10-K for the fiscal year ended December 31, 1999).

       (l)(11) Amendment No. 14 to ALLTEL Corporation Profit-Sharing Plan (a) (January 1, 1994 Restatement)

       (m)       ALLTEL Corporation Benefit Restoration Plan (January 1,       *
                 1996 Restatement) (incorporated herein by reference to
                 Exhibit 10(m) to Form 10-K for the fiscal year ended
                 December 31, 1995).

       (n)       Amended and Restated ALLTEL Corporation Supplemental          *
                 Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).

       (o)       ALLTEL Corporation Thrift Plan (January 1, 1994               *
                 Restatement) (incorporated herein by reference to
                 Exhibit 10(p) to Form 10-K for the fiscal year ended
                 December 31, 1994).

       (o)(1)    Amendments No. 1 and 2 to ALLTEL Corporation Thrift Plan      *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(p)(1) to Form 10-Q for the period ended June 30, 1995).

       (o)(2)    Amendment No. 3 ALLTEL Corporation Thrift Plan (January       *
                 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 1995).

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

       (o)(5)    Amendment No. 7 to ALLTEL Corporation Thrift Plan             *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(5) to Form 10-K for the fiscal year ended December 31, 1997).

       (o)(6)    Amendments No. 8 and 9 to ALLTEL Corporation Thrift Plan      *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-Q for the period ended March 31, 1998).


   *   Incorporated herein by reference as indicated.
   (a) Filed herewith.
                                       29

   -------------

   Number and Name
   ---------------

   (10)(o)(7)    Amendments No. 10, 11 and 12 to ALLTEL Corporation            *
                 Thrift Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-K for the fiscal year ended December 31, 1998).

       (o)(8)    Amendments No. 13 and 14 to ALLTEL Corporation Thrift Plan    *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(9) to Form 10-Q for the period ended September 30, 1999).

       (o)(9)    Amendments No. 15 and 16 to ALLTEL Corporation Thrift Plan    *
                 (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(o)(9) to Form 10-K for the fiscal year ended December 31, 1999).

       (o)(10) Amendments No. 17 and 18 to ALLTEL Corporation Thrift Plan (a) (January 1, 1994 Restatement)

   (11)          Statement re computation of per share earnings.             (a)

   (18)          Preferability letter of Arthur Andersen LLP regarding       (a)
                 change in accounting principle.

   (21)          Subsidiaries of ALLTEL Corporation.                         (a)

   (23)          Consent of Arthur Andersen LLP.                             (a)

   (24)          Powers of attorney.                                         (a)

   (99)(a)       Annual report on Form 11-K for the ALLTEL Corporation        --
                 Thrift Plan for the year ended December 31, 2000, will be filed by amendment.




















   *   Incorporated herein by reference as indicated.
   (a) Filed herewith.

                               ALLTEL CORPORATION

                              FINANCIAL SUPPLEMENT

                          TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               ALLTEL CORPORATION

                          INDEX TO FINANCIAL SUPPLEMENT

                          TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000




Management's Discussion and Analysis of Financial

      Condition and Results of Operations                          F-2 - F16

Report of Management                                                 F-17

Report of Independent Public Accountants                             F-18

Selected Financial Data                                              F-19

Annual Financial Statements:

      Consolidated Statements of Income
         for the years ended December 31, 2000, 1999 and 1998        F-20

      Consolidated Balance Sheets
         as of December 31, 2000 and 1999                            F-21

      Consolidated Statements of Cash Flows
         for the years ended December 31, 2000, 1999 and 1998        F-22

      Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 2000, 1999 and 1998        F-23

      Notes to Consolidated Financial Statements                  F-24 - F-46

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

During 2000, ALLTEL Corporation ("ALLTEL" or the "Company") achieved solid financial results while expanding its core communications business. Through strategic acquisitions, ALLTEL solidified its market presence within its geographically focused markets. These acquisitions, combined with internal growth, resulted in the Company adding nearly 1.3 million wireless customers during the year. Currently, ALLTEL offers wireless and wireline local, long-distance, network access and Internet services to more than 10 million customers in 24 states. Operating results reflect continued demand for the Company's communication services as highlighted by the solid performance of ALLTEL's wireless and wireline businesses.

ACQUISITIONS

On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas ("RSAs") in Louisiana from SBC Communications, Inc. ("SBC"). In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. Under the purchase method of accounting, tangible and identifiable intangible assets acquired are recorded at fair value. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $204.7 million has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments.

On January 31, 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch ("Vodafone") signed agreements to exchange wireless properties in 13 states. The companies also signed a new national roaming agreement that allows their customers to roam on one another's networks at reduced rates across a footprint covering almost 95 percent of the U.S. population. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.

Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $1,423.8 million has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments.

ALLTEL has engaged a third-party appraisal firm to perform a study to determine the allocation of the total purchase price to the various assets acquired from SBC, Bell Atlantic and GTE. Accordingly, a portion of the excess cost currently allocated to goodwill may be classified as other intangibles and may be amortized over periods different from the goodwill amortization period of 25 years. The Company expects to record the final purchase price adjustments related to these acquisitions during the second quarter of 2001. See Note 3 to the consolidated financial statements for additional information regarding these acquisitions.

CONSOLIDATED RESULTS OF OPERATIONS
(Millions, except per share amounts)
--------------------------------------------------------------------------------
                                     2000             1999              1998
                                     ----             ----              ----
Revenues and sales               $7,067.0         $6,461.4          $5,780.7
Operating income                 $1,667.5         $1,525.1          $1,025.9
Net income                       $1,928.8         $  783.6          $  603.1
Basic earnings per share            $6.13            $2.50             $1.97
Diluted earnings per share          $6.08            $2.47             $1.95
--------------------------------------------------------------------------------
                                       F-2

Revenues and sales increased $605.6 million or 9 percent in 2000, $680.7 million or 12 percent in 1999 and $707.9 million or 14 percent in 1998. Operating income increased $142.4 million or 9 percent in 2000, increased $499.2 million or 49 percent in 1999 and decreased $103.3 million or 9 percent in 1998. Net income increased $1,145.2 million or 146 percent in 2000, increased $180.5 million or 30 percent in 1999 and decreased $49.4 million or 8 percent in 1998. Basic and diluted earnings per share increased 145 percent and 146 percent, respectively in 2000, and both increased 27 percent in 1999 and decreased 7 percent in 1998.

Reported operating income, net income and earnings per share for all three years include the effects of various non-recurring and unusual items. As further discussed below, the non-recurring and unusual items include merger and integration expenses and other charges and gains realized from the exchange or sale of assets. Excluding the effects of the non-recurring and unusual items in each year, operating income would have increased $88.8 million or 5 percent in 2000, $282.7 million or 21 percent in 1999 and $188.3 million or 16 percent in 1998. During the same three-year period, net income would have increased $40.6 million or 5 percent in 2000, $162.4 million or 25 percent in 1999 and $118.2 million or 22 percent in 1998. When excluding the effects of the non-recurring and unusual items in each year, basic and diluted earnings per share both would have increased 4 percent and 5 percent, respectively in 2000, 22 percent and 21 percent, respectively in 1999, and increased 23 percent and 22 percent, respectively in 1998. Operating results for 2000 include an increase in pension income of $19.9 million over 1999, reflecting strong investment returns on pension plan assets and a $4.1 million effect of a change in accounting for certain actuarial gains and losses, as further discussed in Note 8 to the consolidated financial statements. Conversely, operating results for 2000 were adversely affected by additional goodwill amortization of approximately $31.6 million related to the acquisitions of wireless assets, as previously discussed.

Operating income, net income and earnings per share adjusted for the non-extraordinary, non-recurring and unusual items are summarized in the following tables:

(Millions, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                                  2000              1999             1998
                                                                                  ----              ----             ----
Operating income, as reported                                                 $1,667.5          $1,525.1         $1,025.9
Non-recurring and unusual items:
     Litigation settlement                                                        11.5                 -                -
     Merger and integration expenses and other charges                            25.4              90.5            252.0
     Provision to reduce carrying value of certain assets                            -                 -             55.0
                                                                              --------          --------         --------
Operating income, as adjusted                                                 $1,704.4          $1,615.6         $1,332.9
-------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                       $1,928.8          $  783.6         $  603.1
Non-recurring and unusual items, net of tax:
     Cumulative effect of accounting change                                       36.6                 -                -
     Litigation settlement                                                         7.0                 -                -
     Merger and integration expenses and other charges                            15.0              66.1            201.0
     Provision to reduce carrying value of certain assets                            -                 -             33.6
     Gain on disposal of assets                                               (1,133.5)            (27.2)          (179.7)
     Write-down of investment                                                      9.2                 -                -
     Termination fees on early retirement of long-term debt                          -                 -              2.1
                                                                              --------          --------         --------
Net income, as adjusted                                                       $  863.1          $  822.5         $  660.1
-------------------------------------------------------------------------------------------------------------------------
                                                                      Basic                             Diluted
                                                           ---------------------------        ---------------------------
                                                            2000       1999       1998         2000       1999       1998
                                                           -----      -----      -----        -----      -----      -----
Earnings per share, as reported                            $6.13      $2.50      $1.97        $6.08      $2.47      $1.95
Non-recurring and unusual items, net of tax:
   Cumulative effect of accounting change                    .12          -          -          .12          -          -
   Litigation settlement                                     .02          -          -          .02          -          -
   Merger and integration expenses and other charges         .05        .21        .66          .04        .20        .65
   Provision to reduce carrying value of certain assets        -          -        .11            -          -        .11
   Gain on disposal of assets                              (3.61)      (.08)      (.59)       (3.57)      (.08)      (.58)
   Write-down of investment                                  .03          -          -          .03          -          -
   Termination fees on early retirement
     of long-term debt                                         -          -        .01            -          -        .01
                                                           -----      -----      -----        -----      -----      -----
Earnings per share, as adjusted                            $2.74      $2.63      $2.16        $2.72      $2.59      $2.14
-------------------------------------------------------------------------------------------------------------------------


The operating income, net income and earnings per share impact of the asset dispositions and the non-recurring and unusual items have been presented as supplemental information only. The non-recurring and unusual items reflected in the above tables are discussed below in reference to the caption in the consolidated statements of income in which they are reported.

Cumulative Effect of Accounting Change
--------------------------------------
As reported in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. These changes conform ALLTEL's revenue recognition policies to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". In prior years, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. With the change in accounting, the Company recognizes wireless access revenues over the period in which the corresponding services are provided. As ALLTEL bills its customers on a cycle basis throughout the month, this accounting change resulted in the deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company now recognizes these fees over the expected life of the customer. These changes in revenue recognition decreased income before cumulative effect of accounting change by $4.6 million or $.01 per share in 2000.

Litigation Settlement
---------------------
As reported in Note 15 to the consolidated financial statements, on September 19, 2000, ALLTEL and the Georgia Public Service Commission (the "Georgia PSC") reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL agreed to issue a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits were issued to business and residential customers during the fourth quarter and totaled $11.5 million. The Company recorded the credits as a reduction in wireline operating revenues. The one-time customer credits were in addition to other commitments agreed to by ALLTEL under an earlier version of the settlement agreement signed on April 11, 2000. As part of the earlier agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions totaled $11.7 million in 2000 and will total approximately $26.0 million in 2001.

Merger and Integration Expenses and Other Charges
-------------------------------------------------
During the fourth quarter of 2000, in connection with the purchase of wireless assets from SBC, the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. Also during the fourth quarter, as a result of completing the restructuring of its wireline operations initiated in September 1999, the Company recorded a $1.1 million reduction in the liabilities associated with this restructuring plan. The adjustment reflects differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan to 242.

In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The total charge recorded by the Company in the third quarter was $9.2 million and consisted of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, consisting of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of December 31, 2000, the Company had paid $5.3 million in severance and employee-related expenses, and all of the planned employee reductions had been completed.

During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the 1999 acquisitions of Aliant Communications Inc. ("Aliant") and Liberty Cellular, Inc. ("Liberty"). The adjustment to the wireline restructuring plan reflected a reduction in the expected number of employees to be terminated under the plan to 248, while the adjustments to the Aliant and Liberty merger and integration plans reflected differences between actual and estimated severance costs paid. During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflected a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated under the plan to 132.

In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represented the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned, net of anticipated sublease income. As of December 31, 2000, the Company had paid $5.4 million in severance and employee-related expenses, and all of the scheduled employee reductions had been completed.

During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, Advanced Information Resources, Ltd. ("AIR") and Southern Data Systems ("Southern Data") and with certain loss contingencies and other restructuring activities. The merger and integration expenses totaled $73.4 million and consisted of professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that had no future alternative use or functionality. The other integration costs also included branding and signage costs of $4.1 million and other expenses of $2.2 million incurred in the third quarter of 1999. The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360(degree) Communications Company ("360(degree)") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, ALLTEL will convert both the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in 1999, with conversion of the Aliant operations scheduled to be begin in early 2001. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360(degree) operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in 1998, as discussed below. Through December 31, 2000, the Company has paid $50.0 million of the termination fee. As previously discussed, in the second and third quarters of 2000, the Company reduced the accrued liabilities related to the Aliant and Liberty mergers by $2.5 million. As of December 31, 2000, the Company had paid $11.2 million in severance and employee-related expenses, and substantially all of the employee reductions had been completed.

Also during the third quarter of 1999, the Company recorded a restructuring charge of $17.1 million consisting of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The original restructuring plan provided for the elimination of 308 employees in the Company's wireline operations support functions. As previously discussed, in the third and fourth quarters of 2000, the Company reduced the number of employees to be terminated to 242 and decreased the related liability by $2.1 million. The lease termination costs represented the minimum estimated contractual commitments over the next one to four years for leased facilities that the Company has abandoned. As of December 31, 2000, the Company had completed the employee reductions and paid $8.7 million in severance-related expenses.

During 1998, the Company recorded transaction costs and one-time charges totaling $252.0 million on a pretax basis related to the closing of its merger with 360(degree). The merger and integration expenses included professional and financial advisors' fees of $31.5 million, severance and employee-related expenses of $48.7 million and integration costs of $171.8 million. As of December 31, 2000, the Company had paid $48.4 million in severance and employee-related expenses. The integration costs included several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360(degree) and ALLTEL's expanded wireless presence. These adjustments included a $60.0 million write-down in the carrying value of certain in-process software development assets which had no alternative use or functionality, $50.0 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18.0 million write-down in the carrying value of certain assets resulting from a revised Personal Communications Services ("PCS") deployment plan, and other integration costs of $23.1 million.

At December 31, 2000, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $16.5 million, consisting of contract termination fees of $9.9 million, severance and employee-related expenses of $4.3 million and lease cancellation and termination costs of $2.3 million. Of the remaining contract termination fees, $7.5 million will be paid in 2001 and $2.4 million in 2002. Cash outlays for the remaining employee-related expenses and lease termination fees will be disbursed over the next 12 to 36 months. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. (See Note 10 to the consolidated financial statements for additional information regarding the merger and integration expenses and other charges.)

Provision to Reduce Carrying Value of Certain Assets
----------------------------------------------------
In 1998, the Company recorded a $55.0 million non-recurring operating expense related to its contract with GTE. This expense represents a reduction in the cumulative gross margin earned under the GTE contract. Due to its pending merger with Bell Atlantic, GTE re-evaluated its billing and customer care requirements and modified its billing conversion plans.

Gain on Disposal of Assets and Other
------------------------------------
During the fourth quarter of 2000, the Company recorded pretax gains totaling $85.7 million from the sale of equity securities, including ALLTEL's remaining investment in WorldCom, Inc. ("WorldCom") common stock. The Company also recorded a pretax gain of $35.5 million from the sale of its PCS operations in Birmingham, Ala. In addition, the Company recorded a pretax adjustment of $5.7 million to decrease the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE initially recorded in the second quarter of 2000. In the third quarter of 2000, the Company recorded pretax gains totaling $476.3 million from the sale of a portion of its investment in WorldCom common stock. In addition, the Company recorded a pretax adjustment of $1.4 million to reduce the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE and the sale of certain PCS assets recorded in the second quarter of 2000, as discussed below. This adjustment, along with the $5.7 million fourth quarter adjustment previously discussed, primarily reflects differences between the actual and estimated book values of the properties transferred. In the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and from the sale of its PCS operations in Mobile, Ala. and the PCS license covering the Pensacola, Fla. market. The sale of these PCS assets was necessary in order for ALLTEL to meet the U.S. Department of Justice guidelines regarding the overlap of wireless properties so that the Company could complete the wireless asset exchanges with Bell Atlantic and GTE. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions facing APEX and the company's bankruptcy filing.

During the fourth quarter of 1999, ALLTEL recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom common stock. During 1998, the Company recorded pretax gains of $265.7 million from the sale of a portion of its investment in WorldCom common stock. The Company also recorded a pretax gain of $30.5 million resulting from the sale of its ownership interest in an unconsolidated partnership. In addition, the Company incurred termination fees of $3.5 million related to the early retirement of long-term debt. (See Note 12 to the consolidated financial statements for additional information regarding these non-recurring and unusual items.)

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Communications-Wireless Operations
----------------------------------
(Dollars in millions, customers in thousands)                                     2000              1999             1998
-------------------------------------------------------------------------------------------------------------------------
Revenues and sales                                                            $3,332.6          $2,902.2         $2,493.7
Operating income                                                              $  879.2          $  886.5         $  674.6
Total customers                                                                6,300.0           5,018.6          4,452.0
Market penetration rate                                                          12.7%             12.8%            11.4%
Churn                                                                            2.33%             2.20%            2.07%
-------------------------------------------------------------------------------------------------------------------------

Wireless revenues and sales increased $430.4 million or 15 percent in 2000, $408.5 million or 16 percent in 1999 and $341.1 million or 16 percent in 1998. Operating income decreased $7.3 million or 1 percent in 2000 and increased $211.9 million or 31 percent in 1999 and $167.7 million or 33 percent in 1998. Customer growth continued in 2000 as the number of wireless customers grew by nearly 1.3 million customers, an increase of 26 percent, compared to annual growth rates in customers of 13 percent in 1999 and 16 percent in 1998. As previously noted, during 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic and GTE and purchased wireless properties in Louisiana. These transactions accounted for 838,000 of the overall increase in wireless customers that occurred during 2000. In 1999, ALLTEL purchased wireless properties in Alabama and Colorado and acquired a majority ownership interest in a wireless property in Illinois. In addition, the Company also increased its ownership interest in the Richmond, Va. market to 100 percent, through the exchange of its minority interest investment in the Orlando, Fla. market. These transactions accounted for approximately 140,000 of the overall increase in wireless customers that occurred during 1999. Excluding the effect of the exchange transactions and other acquisitions in each year, ALLTEL placed 2.1 million gross units in service in 2000, compared to 1.7 million units in 1999 and 1.6 million units in 1998.

The Company's market penetration rate (number of customers as a percentage of the total population in ALLTEL's service areas) decreased slightly in 2000, due to lower penetration levels in the markets acquired from Bell Atlantic, GTE and SBC. Customer churn (average monthly rate of customer disconnects) increased slightly in 2000, reflecting increased competition in ALLTEL's service areas. In an effort to lower churn, the Company initiated several programs in the third quarter of 2000 designed to improve customer retention. These initiatives included analyzing customer usage patterns for certain rate plans over a six-month period and notifying the customer if a better rate plan was available and migrating customers from analog equipment to digital through the use of equipment subsidies.

In the second quarter of 2000, ALLTEL changed the reporting presentation for wireless customer roaming revenues to a gross basis. This change conforms the Company's financial reporting policies to prevailing wireless industry practice and is consistent with the reporting policies of the acquired Bell Atlantic and GTE properties. Previously, ALLTEL netted these revenues against roaming charges from other wireless service providers and included the net amount in operations expense. Prior period revenue, operating expense and revenue per customer statistical information have been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

Wireless revenues and sales increased in all periods primarily due to the growth in ALLTEL's customer base. The acquisition of wireless properties in Louisiana and the exchange of wireless properties with Bell Atlantic and GTE accounted for approximately $258.0 million of the overall increase in wireless revenues in 2000. The acquisitions of wireless properties in Alabama and Colorado and the additional ownership interests acquired in Richmond, Va. and Illinois accounted for approximately $80.2 million of the increase in revenues and sales in 1999. Average monthly revenue per customer was $49.13 in 2000, compared to $50.99 in 1999 and $50.21 in 1998. The reduction in average monthly revenue per customer in 2000 reflected expansion of local, regional and national calling plans, decreased roaming rates and continued penetration into competitive market segments. The Company expects these industry-wide trends to continue. During the second quarter of 2000, the Company began offering new rate plans that provide customers with national wireless coverage with no toll or roaming charges. While these national rate plans provide the Company the ability to compete effectively for the high volume, roaming customer, retail roaming revenues will continue to decline as customers migrate to these national rate plans. Accordingly, future revenue growth will be dependent upon the Company's success in adding new customers in its existing markets, increasing customer usage of its network and providing customers with enhanced products and services.

The decrease in operating income in 2000 was primarily attributable to additional goodwill amortization of $31.6 million associated with the acquisitions of wireless assets previously discussed. Increased advertising and other selling and marketing costs, consistent with the overall growth in revenues and sales, the rollout of new rate plans and expanded competition from other wireless service providers also affected operating income growth in 2000. Operating income also reflects increased customer retention expenses resulting from migrating customers from analog to digital equipment, increased network-related expenses resulting from increased network traffic due to customer growth and expansion of calling areas, and increased depreciation expense. Operating income increased in 1999 and 1998 primarily due to the growth in revenues and sales. A reduction in customer service-related expenses also contributed to the growth in operating income for 1999. The reduction in customer service-related expenses reflected cost savings realized from the merger with 360(degree) and the elimination of certain duplicative salaries and other employee benefit costs. Partially offsetting the increase in operating income for 1999 attributable to revenue growth and lower customer service expenses were increases in selling and marketing costs, including advertising and sales commissions, reflecting expanded competition in ALLTEL's service areas from other wireless service providers. Increased data processing charges and other network-related expenses consistent with the growth in customers and network traffic also affected operating income growth in 1999. In addition to revenue growth, operating income for 1998 also reflected improved margins realized on the sale of wireless equipment, reductions in branding and other advertising costs and declines in losses sustained from fraud. The reduction in branding and other advertising costs in 1998 reflected savings realized as a result of the merger with 360(degree), as ALLTEL ceased promotion of the 360(degree) brand name. Growth in operating income in 1998 was also affected by increases in sales commissions, customer service-related expenses and general and administrative expenses consistent with the overall growth in revenues and sales. Depreciation expense also increased in all periods primarily due to growth in wireless plant in service.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. The cost to acquire a new wireless customer was $307, $309 and $290 for 2000, 1999 and 1998, respectively. The decrease in 2000 primarily reflected a reduction in sales commissions paid to national dealers due to proportionately lower sales generated from these external distribution channels. The increase in 1999 reflected increased advertising, commissions and other selling and marketing costs noted above. Increased equipment costs consistent with the migration of customers to higher-priced digital phones also contributed to the increase in 1999. The increase in cost to acquire a new customer for 1998 reflected increased commissions paid to national dealers, resulting from increased sales from external distribution channels, partially offset by reductions in branding and other advertising costs, as noted above. While ALLTEL continues to utilize its large dealer network, the Company has expanded its sales
                                       F-7
distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Accordingly, ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels.


Communications-Wireline Operations
----------------------------------
(Millions, except access lines in thousands)                                      2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------
Local service                                                                 $  809.7         $  770.2          $  681.0
Network access and long-distance                                                 818.5            779.0             698.6
Miscellaneous                                                                    117.8            128.3             119.6
                                                                              --------         --------          --------
   Total revenues and sales                                                   $1,746.0         $1,677.5          $1,499.2
Operating income                                                              $  667.9         $  619.1          $  530.6
Access lines in service                                                        2,572.3          2,433.1           2,181.9
-------------------------------------------------------------------------------------------------------------------------

Wireline revenues and sales increased $68.5 million or 4 percent in 2000, $178.3 million or 12 percent in 1999 and $82.9 million or 6 percent in 1998. Operating income increased $48.8 million or 8 percent in 2000, $88.5 million or 17 percent in 1999 and $24.4 million or 5 percent in 1998. Wireline operating results for 2000 include the effect of the $11.5 million Georgia PSC litigation settlement previously discussed. Excluding the effect of this settlement, revenues and sales would have increased $80.0 million or 5 percent and operating income would have increased $60.3 million or 10 percent in 2000. In January 1999, ALLTEL acquired Standard Group, Inc. ("Standard"), a communications company that served approximately 71,000 customers in Georgia. The acquisition of Standard accounted for $98.8 million and $42.0 million, respectively, of the overall increases in ALLTEL's wireline revenues and sales and operating income in 1999. Customer access lines increased 6 percent in 2000, reflecting increased sales of residential and second access lines. Customer access lines, net of acquisitions, also grew 6 percent in 1999 and 1998.

Local service revenues increased $39.5 million or 5 percent in 2000, $89.2 million or 13 percent in 1999 and $56.5 million or 9 percent in 1998. Local service revenues for 2000 include the effect of the Georgia PSC litigation settlement. Excluding the effect of the settlement, local service revenues would have increased $51.0 million or 7 percent, consistent with the growth in customer access lines. Revenues from customer calling and other enhanced services increased $15.4 million in 2000, also contributing to the growth in local service revenues. The increases in local service revenues in 1999 and 1998 reflect growth in customer access lines and custom calling and other enhanced services revenues. The acquisition of Standard accounted for $33.4 million of the increase in local service revenues in 1999. Future access line growth is expected to result from population growth in the Company's service areas, from sales of second access lines and through strategic acquisitions.

Network access and long-distance revenues increased $39.5 million or 5 percent in 2000, $80.4 million or 12 percent in 1999 and $20.3 million or 3 percent in 1998. Network access and long-distance revenues increased in all three years primarily as a result of higher volumes of network usage and growth in customer access lines, partially offset by a reduction in intrastate toll revenues. Network access and long-distance revenues for 2000 also reflect a $11.7 million reduction in revenues received from the Georgia Universal Service Fund, in connection with the litigation settlement previously discussed. In 1999, the acquisition of Standard accounted for $58.1 million of the overall increase in network access and long-distance revenues.

Growth in operating income for 2000 reflects the increase in wireline operating revenues and reductions in customer service, network-related expenses and other general and administrative expenses, primarily resulting from the Company's third quarter 1999 restructuring efforts. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in depreciation and amortization, and selling and marketing expenses. Selling and marketing expenses increased in 2000 primarily due to additional advertising as a result of a nationwide branding campaign. Operating income increased in 1999 and 1998 primarily due to growth in operating revenues, partially offset by increases in network-related expenses, depreciation and amortization, data processing charges and other general and administrative expenses. Network-related expenses, data processing charges and other general and administrative expenses increased in 1999 and 1998 primarily due to the growth in customers. Depreciation and amortization expense increased in all three years primarily due to growth in wireline plant in service.

Regulatory Matters-Wireline Operations
--------------------------------------
ALLTEL's wireline subsidiaries, except for the former Aliant operations, follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to determine whether the continuing application of SFAS No. 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

While the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's wireline operations no longer being subject to SFAS No. 71 in the near future. If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that would be material to the Company's consolidated financial statements. The non-cash charge would include the write-off of previously established regulatory assets and liabilities and an adjustment of accumulated depreciation to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had ALLTEL's wireline subsidiaries not been subject to SFAS No. 71.

In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of Incumbent Local Exchange Carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements, was considered first by the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") and then by the U.S. Supreme Court (the "Supreme Court"). In January 1999, the Supreme Court ruled that the FCC had the jurisdiction to carry out certain local competition provisions of the 96 Act. As part of its ruling, the Supreme Court reinstated the FCC's "pick and choose" rule. The Supreme Court remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules are consistent with the 96 Act. Other issues were remanded to the FCC.

In November 1999, the FCC issued a decision outlining how it would interpret the "necessary" and "impair" standards set forth in the 96 Act, and which specific network elements it would require ILECs to unbundle as a result of its interpretation of those standards. The FCC reaffirmed that ILECs must provide unbundled access to the following network elements: loops, including loops used to provide high-capacity and advanced telecommunications services, network interface devices, local circuit switching, dedicated and shared transport, signaling and call-related databases, and operations support systems. The FCC also imposed on ILECs the obligation to unbundle other network elements including access to sub-loops or portions of sub-loops, fiber optic loops and transport. At this time, the FCC declined to impose any obligations on ILECs to provide unbundled access to packet switching or to digital subscriber line access multiplexers. The FCC has adopted national rules for the unbundling of the high frequency portion of the local loop. The FCC also began a rulemaking proceeding regarding the ability of carriers to use certain unbundled network elements as a substitute for the ILEC's special access services.

In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court, and rejected, as contrary to the 96 Act, the use of hypothetical network costs which the FCC had used in developing certain of its pricing rules. The FCC's pricing rules related to unbundled network elements, termination and transport were also vacated. The Eighth Circuit Court upheld its prior decision that ILECs' universal subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC's rules requiring that (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. Pending disposition by the Supreme Court of petitions for certiorari, the Eighth Circuit Court has stayed its earlier decision, which vacated the FCC's use of hypothetical network costs in the development of certain pricing rules applicable to ILECs.

In October 1999, the FCC adopted two orders, currently on appeal, involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forward-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC is currently considering the Rural Task Force ("RTF") proposal, as endorsed by the Federal-State Joint Board ("Joint Board"), that high-cost support to rural ILECs continue to be based on their historical costs pursuant to a plan that would remain in effect for five years. The Joint Board has requested that the FCC issue by January 1, 2002, a proceeding to consider a high-cost plan for rural carriers that would be implemented after the RTF's plan. Based upon ALLTEL's review of the FCC's current regulations concerning the universal service subsidy, it is unlikely that material changes in the universal service funding for ALLTEL's rural rate-of-return wireline subsidiaries will occur in 2001.

Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its wireline subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina and Texas. The Company also has an alternative regulation application pending in Pennsylvania. The Company continues to evaluate alternative regulation in other states where its wireline subsidiaries operate.

In June 1998, the FCC began a rulemaking proceeding to consider access charge reform for rate-of-return ILECs. In October 1998, the FCC began a proceeding to consider the represcription of the authorized rate-of-return for the interstate access services of approximately 1,300 ILECs, including the ALLTEL subsidiaries operating under rate-of-return regulation. The Multi-Association Group, a coalition of ILEC trade associations, filed with the FCC a comprehensive access charge reform and deregulation plan for rate-of-return ILECs. If adopted as proposed, the plan would provide access service pricing flexibility to rate-of-return ILECs, resolve certain universal service issues and moot the pending FCC proceedings on access charge reform and rate-of-return represcription. The FCC recently began a rulemaking proceeding on that plan.

Because resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 96 Act have yet to be issued, ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and future competition will have on its wireline operations.

Communications-Emerging Businesses
----------------------------------
(Millions)                              2000             1999              1998
--------------------------------------------------------------------------------
Revenues and sales                    $399.7           $280.4            $167.3
Operating loss                        $(23.9)          $(47.3)           $(38.0)
--------------------------------------------------------------------------------

Emerging businesses consist of the Company's long-distance, CLEC, Internet access, network management and PCS operations. Long-distance and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. During 1999 and 2000, ALLTEL expanded its offering of CLEC service into select markets in Arkansas, Florida, Georgia, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Virginia. Currently, the Company offers CLEC service in 43 markets. Network management services are marketed to business customers in select areas. Following the sale of its Mobile and Birmingham, Ala. operations, ALLTEL offers PCS in Jacksonville, Fla. The Company currently has no plans to expand its PCS service into additional markets.

Revenues and sales increased in 2000 and 1999 due to growth in the long-distance, CLEC and Internet operations, primarily driven by growth in ALLTEL's customer base for these services. Long-distance, CLEC and Internet revenues increased in 2000 by $75.4 million, $25.6 million and $11.4 million, respectively, compared to increases in 1999 of $51.8 million, $18.2 million and $16.6 million, respectively. Revenues and sales from emerging businesses increased in 1998 due to growth in the long-distance operations. The start-up of the CLEC and PCS operations also contributed to the overall growth in revenues and sales from emerging businesses in 1998.

Operating losses sustained by emerging businesses decreased $23.4 million or 49 percent in 2000, primarily due to strong revenue growth and improved profit margins in the Company's long-distance operations. The improved profit margins reflect reduced network costs as a result of transporting more traffic on ALLTEL's own fiber network. Reduced losses sustained by the PCS operations primarily reflecting the sale of the Mobile, Ala. operations also contributed to the overall reduction in emerging businesses' operating losses during 2000. The operating losses sustained by emerging businesses in 1999 and 1998 reflect the start-up nature of these operations. Future operating results will be affected by the continued rollout of CLEC service, reflecting the start-up nature of these operations.

Information Services Operations

(Millions)                              2000             1999              1998
--------------------------------------------------------------------------------
Revenues and sales                  $1,279.9         $1,245.5          $1,161.8
Operating income                    $  185.0         $  175.3          $  162.7
--------------------------------------------------------------------------------

Information services revenues and sales increased $34.4 million or 3 percent in 2000, $83.7 million or 7 percent in 1999 and $187.6 million or 19 percent in 1998. Operating income increased $9.7 million or 6 percent in 2000, $12.6 million or 8 percent in 1999 and $17.7 million or 12 percent in 1998.

Revenues and sales increased in all three years primarily due to growth in the telecommunication outsourcing operations, which increased $53.8 million in 2000, $63.2 million in 1999 and $59.0 million in 1998. The increases in telecommunication revenues and sales reflect growth in existing data processing contracts including additional billings to affiliates, reflecting the Company's recent acquisitions. Financial services revenues, including the residential lending and international operations, declined $11.5 million in 2000, compared to a modest revenue growth of $14.5 million in 1999. Growth in financial services revenues continues to be affected by the merger and consolidation activity in the domestic financial services industry, as revenues earned from new and existing contracts were offset by reduced revenues from selected large customers and contract terminations. In addition to the growth in telecommunications operations, revenues and sales also increased in 1998 due to strong growth in the financial services and international operations. The increase in revenues and sales for 1998 reflects volume growth in existing data processing contracts, the addition of new outsourcing agreements and additional software maintenance and service revenues. Growth in revenues and sales in 1998 was also affected by lost operations from contract terminations due to the merger and consolidation activity in the domestic financial services industry and reductions in revenues collected for early termination of facilities management contracts.

Telecommunications operating income increased $7.9 million in 2000 primarily due to the growth in its operating revenues. Financial services operating income increased slightly in 2000, as new business growth was partially offset by the loss of higher margin operations from contract terminations. Reduced operating costs, as a result of the Company's first quarter 2000 restructuring activities, also contributed to the growth in operating income. The increase in operating income in 1999 primarily reflects the growth in revenues and sales noted above, partially offset by lower margins realized by the international financial services business and by the loss of higher margin operations due to contract terminations. Operating income for 1999 also includes an unfavorable cumulative margin adjustment of $4.6 million related to one outsourcing agreement accounted for under the percentage-of-completion method. Operating income increased in 1998 primarily due to the growth in revenues and sales noted above, additional fees collected from the early termination of contracts and improved profit margins realized from the international financial services businesses, partially offset by lower margins realized by the telecommunication operations. Telecommunication operating margins decreased due to higher operating costs, including depreciation and amortization expense. Depreciation and amortization expense increased in 1998 primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.

Other Operations
----------------
(Millions)                              2000             1999              1998
--------------------------------------------------------------------------------
Revenues and sales                    $634.2           $579.8            $601.3
Operating income                      $ 22.1           $ 21.6            $ 25.9
--------------------------------------------------------------------------------

Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales increased $54.4 million or 9 percent in 2000, decreased $21.5 million or 4 percent in 1999 and increased $122.4 million or 26 percent in 1998. Operating income increased $0.5 million or 2 percent in 2000, decreased $4.3 million or 17 percent in 1999 and increased $4.0 million or 18 percent in 1998.

Revenues and sales increased in 2000 primarily due to additional sales of telecommunications and data products, including sales to affiliates. Sales of telecommunications and data products increased $49.0 million in 2000, with affiliate sales accounting for $26.8 million of the overall increase. Sales to affiliates increased primarily due to additional purchases made by the Company's wireline subsidiaries reflecting the Aliant acquisition. The decrease in revenues and sales in 1999 was attributable to the product distribution operations, as sales of telecommunications and data products decreased $34.0 million from 1998. The decrease in product distribution's revenues and sales reflects a decrease of $52.2 million in affiliate sales, partially offset by increased retail sales and sales to non-affiliates. Sales to affiliates declined primarily due to a change in reporting intercompany transactions with the wireless subsidiaries. Beginning in 1999, these intercompany transactions were recorded at cost as inventory transfers. Partially offsetting the reduction in product distribution revenues and sales was growth in directory publishing revenues, which increased $12.5 million from 1998, reflecting an increase in the number of directory contracts published. Revenues and sales increased in 1998 primarily due to growth in sales of telecommunications and data products to both affiliated and non-affiliated customers, including increased retail sales of these products at the Company's counter showrooms. Sales to affiliates increased $140.0 million in 1998, reflecting additional purchases by the Company's wireless subsidiaries as a result of the merger with 360(degree) and expansion of product lines to include wireless equipment. The increase in revenues and sales in 1998 attributable to the product distribution operations was partially offset by decreases in directory publishing revenues, primarily due to the loss of one large contract.

The changes in other operations operating income for 2000, 1999 and 1998 primarily reflect the changes in revenues and sales noted above. Growth in operating income for all three years continued to be affected by lower gross profit margins realized by the product distribution operations, resulting from lower margins earned on affiliated sales and increased competition from other distributors and direct sales by manufacturers.

Non-Operating Income, Net
-------------------------
(Millions)                                                                        2000             1999              1998
-------------------------------------------------------------------------------------------------------------------------
Equity earnings in unconsolidated partnerships                                 $ 120.5          $ 105.0           $ 114.9
Minority interest in consolidated partnerships                                   (97.2)          (116.6)           (104.5)
Other income, net                                                                 42.2             54.4              54.3
                                                                               -------          -------           -------
    Non-operating income, net                                                  $  65.5          $  42.8           $  64.7
-------------------------------------------------------------------------------------------------------------------------

As indicated in the table above, non-operating income, net increased $22.7 million or 53 percent in 2000, decreased $21.9 million or 34 percent in 1999 and increased $42.2 million or 188 percent in 1998. The decrease in minority interest in 2000 primarily reflects ALLTEL's acquisition of the remaining ownership interests in wireless partnerships serving Richmond, Va., completed during the first quarter of 1999, a Georgia RSA completed in January 2000 and a Florida RSA completed in August 2000. The decrease in other income, net in 2000 primarily reflects a reduction in capitalized interest costs due to no longer capitalizing interest on PCS licenses, consistent with ALLTEL's deployment plans for PCS service. The decrease in equity earnings in 1999 primarily reflects the sale of the Company's ownership interest in a wireless limited partnership serving Omaha, Neb. The increase in minority interest in 1999 reflects improved operating results of the wireless properties managed by the Company. The increase in non-operating income, net in 1998 primarily reflects an increase in capitalized interest costs and additional equity earnings from the Company's limited partnership investments. Other income, net for 1998 also includes a one-time pretax gain of $7.5 million related to the sale of a minority interest in a subsidiary.

Interest Expense
----------------
Interest expense increased $30.6 million or 11 percent in 2000, $1.8 million or 1 percent in 1999 and $3.5 million or 1 percent in 1998. The increase in interest expense in 2000 reflects increases in both the weighted average borrowing amounts and rates applicable to ALLTEL's commercial paper program. Additional borrowings under this program were incurred to finance the Company's wireless property acquisitions and to fund the stock repurchase plan. The increase in interest expense in 1999 reflects the issuance of $300 million of debentures in April 1999, while the increase in interest expense in 1998 reflects the issuances of $100 million of unsecured notes in January 1998 and $100 million of unsecured notes in April 1998. The increases in interest expense in 1999 and 1998 attributable to the issuance of additional debt were partially offset by decreases in each year in the average borrowings outstanding and the weighted average borrowing rates applicable to ALLTEL's revolving credit agreement.

Income Taxes
------------
Income tax expense increased $838.1 million or 153 percent in 2000, $45.4 million or 9 percent in 1999 and $67.8 million or 16 percent in 1998. Income tax expense for all periods includes the tax-related impact of the gain on disposal of assets, merger and integration expenses and the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of these items in each year, income tax expense would have increased $40.3 million or 7 percent in 2000, $96.7 million or 21 percent in 1999 and $108.2 million or 31 percent in 1998, consistent with the overall growth in ALLTEL's earnings from continuing operations before non-recurring and unusual items.

Average Common Shares Outstanding
---------------------------------
The average number of common shares outstanding increased 1 percent in 2000. Shares issued in connection with acquisitions were 0.7 million shares and common shares issued through stock option plans amounted to 0.9 million shares. These increases were offset by the Company's repurchase on the open market of nearly
3.0 million of its common shares. The average number of common shares outstanding increased 2 percent in 1999, primarily due to the additional shares issued in connection with the Standard, AIR and Southern Data acquisitions. During 1999, 6.5 million shares were issued in connection with the above acquisitions and common shares issued through stock option plans amounted to 1.7 million shares. The average number of common shares outstanding decreased 1 percent in 1998, primarily due to the Company's repurchase of its common stock in 1997. During 1998, common shares issued through stock option plans amounted to 1.8 million shares, partially offset by the Company's repurchase on the open market of 0.4 million of its common shares.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
(Millions, except per share amounts)                                              2000             1999              1998
-------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in):

    Operating activities                                                     $ 1,497.3        $ 1,500.0         $ 1,405.8
    Investing activities                                                      (1,264.3)        (1,061.4)           (864.5)
    Financing activities                                                        (183.4)          (510.1)           (507.6)
                                                                             ---------        ---------         ---------
    Change in cash and short-term investments                                $    49.6        $   (71.5)        $    33.7
-------------------------------------------------------------------------------------------------------------------------
Total capital structure                                                      $ 9,776.8        $ 8,028.9         $ 7,396.7
Percent equity to total capital                                                  52.1%            52.4%             49.2%
Interest coverage ratio                                                          5.66x            5.92x             5.02x
Book value per share                                                            $16.28           $13.38            $11.84
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operations
--------------------------
Cash provided from operations continues to be ALLTEL's primary source of funds. Cash provided from operations for all three years reflect growth in operating income of the Company before non-recurring and unusual charges. Cash provided from operations in 2000 was adversely impacted by working capital changes, including timing differences in the billing and collection of accounts receivable and additional income tax payments primarily associated with gains realized from the exchange of wireless assets and the sale of WorldCom common stock. The increases in cash provided from operations resulting from earnings growth in 1999 and 1998 were partially offset by changes in working capital requirements, including timing differences in the payment of accounts payable and additional income tax payments associated with gains realized from the sale of WorldCom common stock.

Cash Flows used in Investing Activities
---------------------------------------
Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures were $1,164.7 million in 2000, $1,006.5 million in 1999 and $998.0 million in 1998. Capital expenditures increased in all three years primarily due to construction of additional network facilities and deployment of digital wireless technology in select markets. During each of the past three years, the Company financed the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred to upgrade ALLTEL's telecommunications network, to construct additional network facilities to provide PCS and digital wireless service and to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $1.2 billion for 2001 and are expected to be funded primarily from internally generated funds.

Cash flows used in investing activities for 2000 include cash outlays for the acquisition of property of $1,040.0 million. This amount principally consists of $624.3 million paid by ALLTEL in connection with the exchange of wireless assets with Bell Atlantic completed in April 2000 and $387.6 million paid by ALLTEL in October 2000 to acquire wireless properties in Louisiana, as previously discussed. Also during 2000, the Company acquired additional ownership interests in wireless properties in Florida and Georgia and purchased two privately held companies serving the financial services industry. In connection with these acquisitions, the Company paid $28.1 million in cash and issued approximately 730,000 shares of ALLTEL common stock. Cash outlays for the acquisition of property in 1999 were $99.9 million. This amount was net of cash acquired of approximately $24.1 million received in the Standard acquisition, and principally consisted of cash outlays of $46.5 million for a wireless property in Colorado, $30.6 million for a wireless property in Illinois and $20.0 million for a wireless property in Alabama. In addition to these acquisitions, the Company paid $12.1 million for the remaining ownership interest in a wireless property in Nebraska in which the Company already owned a controlling interest. Cash outlays in 1998 for the purchase of property were $81.1 million, principally consisting of $34.6 million for the acquisition of two wireless properties in Georgia and $43.6 million for the purchase of additional ownership interests in wireless properties in Nebraska, North Carolina and Texas.

Cash flows from investing activities for 2000 include proceeds from the sale of assets of $328.9 million. These amounts consist of $216.9 million received by ALLTEL to complete the exchange of wireless assets with GTE in June 2000 and $112.0 million received from the sale of PCS assets in Birmingham and Mobile, Ala. and PCS licenses in nine other markets including Pensacola, Fla., as previously discussed.

Cash flows from investing activities for 2000, 1999 and 1998 include proceeds from the sale of investments of $630.3 million, $45.0 million and $326.1 million, respectively. These amounts include proceeds of $595.8 million, $45.0 million and $288.2 million, respectively, received from the sale of ALLTEL's investment in WorldCom common stock. In addition, cash proceeds from the sale of investments in 1998 include $20.2 million from the sale of the Company's ownership interest in a wireless partnership. The proceeds from the sales of investments and other assets were used primarily to reduce borrowings under the Company's commercial paper program in 2000 and the revolving credit agreement in 1999 and 1998.

Cash Flows used in Financing Activities
---------------------------------------
Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments amounted to $403.0 million in 2000, $378.2 million in 1999 and $272.1 million in 1998. The increases in each year primarily reflect growth in the annual dividend rates on ALLTEL's common stock. In October 2000, ALLTEL's Board of Directors approved an increase in the quarterly common stock dividend rate from $.32 to $.33 per share. This action raised the annual dividend rate to $1.32 per share and marked the 40th consecutive year in which ALLTEL has increased its common stock dividend. In addition to reflecting an increase in the annual dividend rates, dividends in 1999 and 1998 were paid on additional common shares issued and outstanding as a result of the mergers with Aliant, Liberty and Standard completed in 1999 and the merger with 360(degree) completed in 1998.

The Company has a $1.0 billion line of credit under a revolving credit agreement of which $180.0 million expires in October 2003 and $820.0 million expires in October 2005. During 2000, the Company established a commercial paper program with a maximum borrowing capacity of $1.25 billion. Under this program, commercial paper borrowings are supported by the Company's revolving credit agreement and are deducted from the revolving credit agreement in determining the amount available for borrowing. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.25 billion. ALLTEL classifies commercial paper borrowings up to $1.0 billion as long-term debt because the revolving credit agreement supports these borrowings. Commercial paper borrowings outstanding at December 31, 2000 were $835.5 million with a weighted average interest rate of 6.5 percent. Additional borrowings under this program were incurred to finance the wireless property acquisitions, to fund the stock repurchase plan and to retire amounts outstanding under the revolving credit agreement. As a result, no borrowings were outstanding under the revolving credit agreement at December 31, 2000, compared to $341.0 million and $578.5 million outstanding at December 31, 1999 and 1998, respectively.

Long-term debt issued was $835.5 million in 2000, $298.2 million in 1999 and $244.2 million in 1998, while retirements of long-term debt amounted to $405.9 million in 2000, $344.5 million in 1999 and $414.0 million in 1998. The commercial paper borrowings represent all of the long-term debt issued in 2000. In April 1999, ALLTEL issued $300.0 million of 6.8 percent debentures, under a $500.0 million shelf registration statement. The net proceeds of $298.2 million were used to reduce borrowings outstanding under the revolving credit agreement. In January 1998, the Company issued $100 million of 6.65 percent notes and in April 1998, a subsidiary issued $100 million of 6.75 percent notes. These two debt issues represent substantially all the long-term debt issued in 1998. The proceeds from the subsidiary debt issue were used primarily to retire two debt issues totaling $76.0 million. In addition, revolving credit agreement borrowings decreased $269.4 million during 1998. The net reduction in revolving credit agreement borrowings from December 31, 1999 and 1998, represent the majority of the long-term debt retired in 2000 and 1999, respectively. Scheduled long-term debt retirements, net of the revolving credit agreement activity, amounted to $64.9 million in 2000, $107.0 million in 1999 and $68.6 million in 1998. ALLTEL's bond ratings with Moody's Investors Service, Standard & Poor's Corporation and Fitch, Inc. were A2, A and A, respectively. (See Note 6 to the consolidated financial statements for additional information regarding the Company's long-term debt.)

Distributions to minority investors were $76.8 million in 2000, compared to $113.3 million in 1999 and $102.8 million in 1998. The decrease in distributions in 2000 reflects the acquisition of the remaining minority interest in wireless properties in Florida and Georgia previously discussed, and the disposition of certain non-wholly-owned subsidiaries in connection with the property exchanges with Bell Atlantic and GTE.

On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allows the Company to repurchase up to 7.5 million shares of its outstanding common stock. Through December 31, 2000, ALLTEL had repurchased nearly 3.0 million of its common shares at a total cost of $164.3 million. The Company expects to finance the cost to repurchase additional shares under the stock buyback program through internally generated funds and from the sale of non-strategic assets. During November and December 2000, the Company entered into two forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company has agreed to purchase ALLTEL common shares from the financial institution at a specified price (the

 "forward price"). The forward price is equal to the financial institution's cost to acquire the shares plus a premium. Premiums are based on the net carrying cost of the shares to the financial institution and accrue over the period that the contract is outstanding and will be settled at maturity. The contracts, which mature in one year, may be settled by purchase of the shares at the forward price or by net settlement in shares or cash. Any repurchase of shares under these contracts will not be reflected in the Company's consolidated balance sheet until settlement of the contracts occur. As of December 31, 2000, the Company's commitment under the contracts involved 1.6 million ALLTEL common shares at a total cost of $92.2 million. This aggregate cost does not include the premium component of the forward price.

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

Legal Proceedings
-----------------
The Company is party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company. In addition, management is currently not aware of any environmental matters, which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Company.

Other Financial Information
---------------------------
On November 9, 2000, the Company announced an agreement to sell 20 PCS licenses in six states to Verizon Wireless. The PCS licenses cover markets representing more than 11.4 million POPs. The sale of PCS licenses was completed on February 20, 2001, at a total cash purchase price of $410 million. Following completion of this transaction, the Company will retain 42 PCS licenses representing approximately 17.0 million POPs. On December 20, 2000, the Company announced the signing of a definite agreement with American Tower Corporation ("American Tower") to lease approximately 2,200 of ALLTEL's cell site towers. Under terms of the 15-year lease agreement, American Tower will pay ALLTEL approximately $660.0 million in cash at the commencement of the lease term. American Tower will have the option to purchase the towers for additional consideration at the end of the lease term. This transaction is expected to close during 2001 in several phases beginning in April and is subject to necessary consents and approvals.

On February 15, 2001, the Company announced that it was reorganizing its communications and corporate operations. The reorganization is expected to result in a workforce reduction of approximately 1,000 positions. As a result of the reorganization, the Company will record a one-time, pretax charge of $40 to $50 million during the first quarter of 2001.

Market Risk
-----------
The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates on its long-term debt obligations that impact the fair value of these obligations. The Company's financial instruments are described further in Notes 4 and 6 to the consolidated financial statements. The Company has estimated its market risk using sensitivity analysis. Market risk has been defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. Fair value of long-term debt obligations was determined based on a discounted cash flow analysis, using the overall weighted rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. The results of the sensitivity analysis are presented below. Actual results may differ.

At December 31, 2000 and 1999, investments of the Company are recorded at fair value of $322.4 million and $1,594.0 million, respectively. Marketable equity securities amounted to $12.2 million and $1,006.2 million and included unrealized holding gains of $9.7 million and $599.6 million at December 31, 2000 and 1999, respectively. At December 31, 1999, marketable equity securities consisted principally of the Company's investment in WorldCom common stock. As previously discussed, the Company completed the sale of the WorldCom investment in 2000. A hypothetical 10 percent decrease in quoted market prices would result in a $1.2 million and $100.6 million decrease in the fair value of these securities at December 31, 2000 and 1999, respectively.

The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations. At December 31, 2000 and 1999, the fair value of the Company's long-term debt was estimated to be $4,653.4 million and $3,536.1 million, respectively. A hypothetical increase of 70 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $157.5 million and $133.8 million decrease in the fair value of the Company's long-term debt at December 31, 2000 and 1999, respectively. Conversely, a hypothetical decrease of 70 basis points would result in an approximate $171.9 million and $144.2 million increase in the fair value of the Company's long-term debt at December 31, 2000 and 1999, respectively.

Although the Company conducts business in foreign countries, the international operations are not material to the Company's operations, financial condition and liquidity. Additionally, the foreign currency translation gains and losses were not material to the Company's results of operations for the years ended December 31, 2000 and 1999. Accordingly, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

Forward-Looking Statements
--------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the 96 Act and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Company's ability to change its pricing for communications services; the possible future unavailability of accounting under SFAS No. 71 for the Company's wireline subsidiaries; continuing consolidation in certain industries, such as banking, served by the Company's information services business; and the risks associated with relatively large, and multi-year contracts in the Company's information services business. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

                              REPORT OF MANAGEMENT

ALLTEL Corporation's management is responsible for the integrity and objectivity of all financial data included in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial data includes amounts that are based on the best estimates and judgments of management. All financial information in this Annual Report is consistent with that in the consolidated financial statements.

The Company maintains an accounting system and related internal accounting controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. Arthur Andersen LLP, Independent Public Accountants, have audited these consolidated financial statements and have expressed herein their unqualified opinion.

The Company diligently attempts to select qualified managers, to provide appropriate division of responsibility and to assure that its policies and standards are understood throughout the organization. The Company's Ethics in the Workplace Program serves as a guide for all employees with respect to business conduct and conflicts of interest.

The Audit Committee of the Board of Directors, composed of independent directors (as defined by the New York Stock Exchange), meets periodically with management, the independent accountants and the internal auditors to review matters relating to the Company's annual financial statements, internal audit program, internal accounting controls and non-audit services provided by the independent accountants. As a matter of policy, the internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

      Scott T. Ford                                Jeffery R. Gardner
      President and                              Senior Vice President-
  Chief Operating Officer                       Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ALLTEL Corporation:

We have audited the accompanying consolidated balance sheets of ALLTEL Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALLTEL Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for certain communications revenues.

                                              /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
January 23, 2001

                             SELECTED FINANCIAL DATA


   For the years ended December 31,
   (Millions, except per share amounts)                2000          1999          1998           1997           1996          1995
   --------------------------------------------------------------------------------------------------------------------------------
   Revenues and sales                             $ 7,067.0    $  6,461.4     $ 5,780.7      $ 5,072.8      $ 4,739.7     $ 4,302.0
   --------------------------------------------------------------------------------------------------------------------------------
   Operating expenses                               5,374.1       4,845.8       4,447.8        3,926.7        3,710.4       3,410.0
   Merger and integration expenses
     and other charges                                 25.4          90.5         252.0             --             --            --
   Provision to reduce carrying
     value of certain assets                             --            --          55.0           16.9          120.3            --
                                                  ---------     ---------     ---------      ---------      ---------     ---------
     Total costs and expenses                       5,399.5       4,936.3       4,754.8        3,943.6        3,830.7       3,410.0
-----------------------------------------------------------------------------------------------------------------------------------
   Operating income                                 1,667.5       1,525.1       1,025.9        1,129.2          909.0         892.0
   Non-operating income, net                           65.5          42.8          64.7           22.5           13.1          15.9
   Interest expense                                  (310.8)       (280.2)       (278.4)        (274.9)        (250.8)       (287.5)
   Gain on disposal of assets and other             1,928.5          43.1         292.7          209.6           (2.3)         (4.9)
                                                  ---------     ---------     ---------      ---------      ---------     ---------
   Income before income taxes                       3,350.7       1,330.8       1,104.9        1,086.4          669.0         625.3
   Income taxes                                     1,385.3         547.2         501.8          433.9          262.3         254.3
                                                  ---------     ---------     ---------      ---------      ---------     ---------
   Income before cumulative effect
     of accounting change                           1,965.4         783.6         603.1          652.5          406.7         371.0
   Cumulative effect of accounting change             (36.6)           --            --             --             --            --
                                                  ---------     ---------     ---------      ---------      ---------     ---------
   Net income                                       1,928.8         783.6         603.1          652.5          406.7         371.0
   Preferred dividends                                  0.1           0.9           1.2            1.3            1.3           1.4
                                                  ---------     ---------     ---------      ---------      ---------     ---------
   Net income applicable to common shares         $ 1,928.7    $    782.7     $   601.9      $   651.2      $   405.4     $   369.6
   --------------------------------------------------------------------------------------------------------------------------------
   Earnings per share:
   Income before cumulative effect
     of accounting change:
      Basic                                           $6.25         $2.50         $1.97          $2.12          $1.32         $1.21
      Diluted                                         $6.20         $2.47         $1.95          $2.10          $1.31         $1.20
   Net income:
      Basic                                           $6.13         $2.50         $1.97          $2.12          $1.32         $1.21
      Diluted                                         $6.08         $2.47         $1.95          $2.10          $1.31         $1.20
   Dividends per common share                         $1.29        $1.235        $1.175         $1.115         $1.055          $.98
   Weighted average common shares:
      Basic                                           314.4         312.8         305.3          307.9          308.2         305.3
      Diluted                                         317.2         316.8         308.4          309.9          310.0         307.2
-----------------------------------------------------------------------------------------------------------------------------------
   Pro forma amounts assuming accounting
     change applied retroactively:
      Net income                                 $  1,965.4    $    764.9     $   594.4      $   650.1      $   402.4     $   367.0
      Basic earnings per share                        $6.25         $2.44         $1.94          $2.11          $1.30         $1.20
      Diluted earnings per share                      $6.20         $2.41         $1.92          $2.09          $1.29         $1.19
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                  $ 12,182.0    $ 10,774.2     $10,155.5      $ 9,232.0      $ 8,799.6     $ 7,672.8
   Total shareholders' equity                    $  5,095.4    $  4,205.7     $ 3,632.0      $ 3,052.0      $ 2,865.2     $ 2,218.7
   Total redeemable preferred
     stock and long-term debt                    $  4,613.1    $  3,751.9     $ 3,683.6      $ 3,859.8      $ 3,639.3     $ 3,485.9
-----------------------------------------------------------------------------------------------------------------------------------

   Notes:
   -----
   A.Net income for 2000 includes pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic and GTE, pretax gains of $36.0 million from the sale of certain PCS assets and pretax gains of $562.0 million from the sale of investments, principally consisting of WorldCom common stock. Net income also includes a pretax write-down of $15.0 million in the Company's investment in an Internet access service provider. These transactions increased net income $1,124.3 million or $3.58 per share. (See Note 12.) Net income also includes integration costs and other charges of $25.4 million primarily incurred in connection with the acquisition of wireless assets and with certain restructuring activities of the Company's information services business. These charges decreased net income $15.0 million or $.05 per share. (See Note 10.) The Company also incurred a pretax charge of $11.5 million in connection with a litigation settlement. This charge decreased net income $7.0 million or $.02 per share. (See Note 15.) Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share. The effect of this change was to decrease net income $4.6 million or $.01 per share in 2000. (See Note 2.)

   B.Net income for 1999 includes a pretax gain of $43.1 million from the sale of WorldCom common stock. The gain increased net income by $27.2 million or $.08 per share. Net income also includes a pretax charge of $90.5 million in connection with the closing of the Company's mergers with Aliant Communications Inc., Liberty Cellular, Inc. and its affiliate KINI L.C., Advanced Information Resources, Limited and Southern Data Systems and with certain loss contingencies and other restructuring activities. These charges decreased net income $66.0 million or $.21 per share. (See Notes 10 and 12.)

   C.Net income for 1998 includes pretax gains of $296.2 million from the sale of certain investments, principally consisting of WorldCom common stock. These gains increased net income by $179.7 million or $.59 per share. Net income also includes merger and integration expenses of $252.0 million related to the closing of the merger with 360(degree) Communications Company. These merger and integration expenses decreased net income $201.0 million or $.66 per share. Net income also includes a pretax charge of $55.0 million resulting from changes in a customer care and billing contract with a major customer and termination fees of $3.5 million incurred due to the early retirement of long-term debt. These charges decreased net income $35.7 million or $.12 per share. (See Notes 10, 11 and 12.)

   D.Net income for 1997 includes pretax gains of $209.6 million from the sale of certain investments, principally consisting of WorldCom common stock and from the sale of the Company's healthcare operations. These gains increased net income by $121.5 million or $.40 per share. Net income also includes a pretax write-down of $16.9 million to reflect the fair value less cost to sell the Company's wire and cable operations. This write-down decreased net income $11.7 million or $.04 per share.

   E.Net income for 1996 includes pretax write-downs of $120.3 million to adjust the carrying value of certain software and other assets. The write-downs decreased net income $72.7 million or $.23 per share.

   F.Net income for 1995 includes pretax gains of $49.8 million from the sale of certain wireline properties, partially offset by termination fees of $14.0 million incurred due to the early retirement of long-term debt and by a pretax write-down of $5.0 million in the carrying value of the Company's check processing operations. In addition, the Company incurred a pretax charge of $25.9 million related to the discontinuance of regulatory accounting by a subsidiary. These transactions increased net income $3.3 million or $.01 per share.

CONSOLIDATED STATEMENTS OF INCOME


For the years ended December 31,
(Millions, except per share amounts)                                     2000              1999             1998
----------------------------------------------------------------------------------------------------------------
Revenues and sales:
   Service revenues                                                  $6,419.6          $5,839.3         $5,205.2
   Product sales                                                        647.4             622.1            575.5
                                                                     --------         ---------         --------
   Total revenues and sales                                           7,067.0           6,461.4          5,780.7
----------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operations                                                         3,732.6           3,384.8          3,111.9
   Cost of products sold                                                653.1             598.8            561.4
   Depreciation and amortization                                        988.4             862.2            774.5
   Merger and integration expenses and other charges                     25.4              90.5            252.0
   Provision to reduce carrying value of certain assets                    --                --             55.0
                                                                     --------         ---------         --------
   Total costs and expenses                                           5,399.5           4,936.3          4,754.8
----------------------------------------------------------------------------------------------------------------

Operating income                                                      1,667.5           1,525.1          1,025.9

Equity earnings in unconsolidated partnerships                          120.5             105.0            114.9
Minority interest in consolidated partnerships                          (97.2)           (116.6)          (104.5)
Other income, net                                                        42.2              54.4             54.3
Interest expense                                                       (310.8)           (280.2)          (278.4)
Gain on disposal of assets and other                                  1,928.5              43.1            292.7
                                                                     --------         ---------         --------
Income before income taxes                                            3,350.7           1,330.8          1,104.9
Income taxes                                                          1,385.3             547.2            501.8
                                                                     --------         ---------         --------
Income before cumulative effect of accounting change                  1,965.4             783.6            603.1
Cumulative effect of accounting change
   (net of income taxes of $23.3)                                       (36.6)               --               --
                                                                     --------         ---------         --------
Net income                                                            1,928.8             783.6            603.1
Preferred dividends                                                       0.1               0.9              1.2
                                                                     --------         ---------         --------
Net income applicable to common shares                               $1,928.7         $   782.7         $  601.9
----------------------------------------------------------------------------------------------------------------
Earnings per share:
    Basic:
       Income before cumulative effect of accounting change             $6.25             $2.50            $1.97
       Cumulative effect of accounting change                           (0.12)               --               --
                                                                        -----             -----            -----
       Net income                                                       $6.13             $2.50            $1.97
----------------------------------------------------------------------------------------------------------------
    Diluted:
       Income before cumulative effect of accounting change             $6.20             $2.47            $1.95
       Cumulative effect of accounting change                           (0.12)               --               --
                                                                        -----             -----            -----
       Net income                                                       $6.08             $2.47            $1.95
----------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in millions, except per share amounts)


Assets                                                                                     2000                1999
-------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and short-term investments                                                  $     67.2          $     17.6
    Accounts receivable (less allowance for doubtful
      accounts of $52.7 and $35.0, respectively)                                        1,273.6               922.2
    Materials and supplies                                                                 20.3                15.1
    Inventories                                                                           219.6               148.3
    Prepaid expenses and other                                                            200.0                64.0
                                                                                     ----------          ----------
    Total current assets                                                                1,780.7             1,167.2
-------------------------------------------------------------------------------------------------------------------
Investments                                                                               322.4             1,594.0
Goodwill and other intangibles                                                          3,242.1             1,997.3
-------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:

    Land                                                                                  231.7               224.5
    Buildings and improvements                                                          1,003.9               813.9
    Wireline                                                                            5,169.1             4,735.0
    Wireless                                                                            3,791.5             2,767.9
    Information services                                                                  997.1               770.7
    Other                                                                                 469.5               445.2
    Under construction                                                                    450.6               533.8
                                                                                     ----------          ----------
    Total property, plant and equipment                                                12,113.4            10,291.0
    Less accumulated depreciation                                                       5,564.4             4,556.4
                                                                                     ----------          ----------
    Net property, plant and equipment                                                   6,549.0             5,734.6
-------------------------------------------------------------------------------------------------------------------
Other assets                                                                              287.8               281.1
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $ 12,182.0          $ 10,774.2
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Current maturities of long-term debt                                             $     68.3          $     71.2
    Accounts payable                                                                      688.4               508.1
    Advance payments and customer deposits                                                220.4               117.9
    Accrued taxes                                                                         166.0                88.7
    Accrued dividends                                                                     103.1               101.6
    Other current liabilities                                                             269.7               306.5
                                                                                     ----------          ----------
    Total current liabilities                                                           1,515.9             1,194.0
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          4,611.7             3,750.4
Deferred income taxes                                                                     217.0               917.5
Other liabilities                                                                         742.0               706.6
-------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
    Preferred stock, Series C, $2.06, no par value, issued and outstanding:
      19,471 shares in 2000 and 22,480 shares in 1999                                       0.5                 0.6
    Common stock, par value $1 per share, 1.0 billion shares authorized, issued
      and outstanding 312,983,882 shares in 2000 and 314,257,977 shares in 1999           313.0               314.3
    Additional paid-in capital                                                            929.0               973.3
    Unrealized holding gain on investments                                                  9.7               599.6
    Foreign currency translation adjustment                                                (4.5)               (5.5)
    Retained earnings                                                                   3,847.7             2,323.4
                                                                                     ----------          ----------
    Total shareholders' equity                                                          5,095.4             4,205.7
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                           $ 12,182.0          $ 10,774.2
-------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                          consolidated balance sheets.


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Millions)

                                                                         2000                1999              1998
-------------------------------------------------------------------------------------------------------------------
Cash Provided from Operations:
   Net income                                                       $ 1,928.8           $   783.6          $  603.1
   Adjustments to reconcile net income to net cash
     provided from operations:
      Depreciation and amortization                                     988.4               862.2             774.5
      Cumulative effect of accounting change                             36.6                  --                --
      Merger and integration expenses and other charges                  25.4                90.5             252.0
      Provision to reduce carrying value of certain assets                 --                  --              55.0
      Gain on disposal of assets and other                           (1,928.5)              (43.1)           (292.7)
      Increase in deferred income taxes                                  77.9                78.4              81.1
      Other, net                                                         57.1                60.5              21.4
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Accounts receivable                                              (379.5)             (111.9)           (150.0)
      Inventories and materials and supplies                            (71.2)              (41.6)             (2.3)
      Accounts payable                                                  170.1              (113.5)              0.9
      Other current liabilities                                         474.7              (139.3)             45.6
      Other, net                                                        117.5                74.2              17.2
                                                                    ---------           ---------          --------
         Net cash provided from operations                            1,497.3             1,500.0           1,405.8
-------------------------------------------------------------------------------------------------------------------
Cash Flows used in Investing Activities:
   Additions to property, plant and equipment                        (1,164.7)           (1,006.5)          (998.0)
   Additions to capitalized software development costs                  (93.7)              (45.1)           (90.1)
   Additions to investments                                             (16.2)              (26.1)           (34.6)
   Purchases of property, net of cash acquired                       (1,040.0)              (99.9)           (81.1)
   Proceeds from the sale of assets                                     328.9                  --               --
   Proceeds from the sale of investments                                630.3                45.0            326.1
   Proceeds from the return on investments                               94.2                87.8             58.3
   Other, net                                                            (3.1)              (16.6)           (45.1)
                                                                    ---------           ---------         --------
         Net cash used in investing activities                       (1,264.3)           (1,061.4)          (864.5)
------------------------------------------------------------------------------------------------------------------
Cash Flows used in Financing Activities:
   Dividends on preferred and common stock                             (403.0)             (378.2)          (272.1)
   Reductions in long-term debt                                        (405.9)             (344.5)          (414.0)
   Purchases of common stock                                           (164.3)                 --            (15.1)
   Preferred stock redemptions and purchases                             (0.1)              (11.9)            (5.0)
   Contributions from minority investors                                   --                  --             10.0
   Distributions to minority investors                                  (76.8)             (113.3)          (102.8)
   Long-term debt issued                                                835.5               298.2            244.2
   Common stock issued                                                   31.2                39.6             47.2
                                                                    ---------           ---------         --------
         Net cash used in financing activities                         (183.4)             (510.1)          (507.6)
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and short-term investments                   49.6               (71.5)            33.7
Cash and Short-term Investments:
   Beginning of the year                                                 17.6                89.1             55.4
                                                                    ---------           ---------         --------
   End of the year                                                  $    67.2           $    17.6         $   89.1
------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Disclosures:
   Interest paid, net of amounts capitalized                        $   302.1           $   243.4         $  239.4
   Income taxes paid                                                $   704.7           $   454.5         $  339.7
------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Millions)

                                                                                  Unrealized      Foreign
                                                                      Additional    Holding       Currency

                                               Preferred    Common      Paid-In     Gain On      Translation  Retained
                                                 Stock       Stock      Capital   Investments    Adjustment   Earnings      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $9.2      $304.6       $888.1       $304.7        $(4.0)    $1,549.4     $3,052.0
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                       --          --           --           --           --        603.1        603.1
   Other comprehensive income,
    net of tax: (See Note 14)
     Unrealized holding gains on investments,
       net of reclassification adjustments          --          --           --        249.6           --           --        249.6
     Foreign currency translation adjustment        --          --           --           --         (1.6)          --         (1.6)
                                                  ----      ------       ------       ------        -----     --------    ---------
   Comprehensive income                             --          --           --        249.6         (1.6)       603.1        851.1
                                                  ----      ------       ------       ------        -----     --------    ---------
   Employee plans, net                              --         1.8         45.5           --           --           --         47.3
   Conversion of preferred stock                  (0.1)         --          0.1           --           --           --           --
   Repurchase of stock                              --        (0.4)       (14.7)          --           --           --        (15.1)
   Dividends:
     Common                                         --          --           --           --           --       (302.1)      (302.1)
     Preferred                                      --          --           --           --           --         (1.2)        (1.2)
                                                  ----      ------       ------       ------        -----     --------    ---------
Balance at December 31, 1998                      $9.1      $306.0       $919.0       $554.3        $(5.6)    $1,849.2     $3,632.0
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                       --          --           --           --           --        783.6        783.6
   Other comprehensive income,
    net of tax: (See Note 14)
     Unrealized holding gains on investments,
       net of reclassification adjustments          --          --           --         45.3           --           --         45.3
     Foreign currency translation adjustment        --          --           --           --          0.1           --          0.1
                                                  ----      ------       ------       ------        -----     --------     --------
   Comprehensive income                             --          --           --         45.3          0.1        783.6        829.0
                                                  ----      ------       ------       ------        -----     --------     --------
   Acquisition of subsidiaries                      --         6.5         16.3           --           --         80.5        103.3
   Employee plans, net                              --         1.7         37.9           --           --           --         39.6
   Conversion of preferred stock                    --         0.1          0.1           --           --           --          0.2
   Redemption of preferred stock                  (8.5)         --           --           --           --           --         (8.5)
   Dividends:
     Common                                         --          --           --           --           --       (389.0)      (389.0)
     Preferred                                      --          --           --           --           --         (0.9)        (0.9)
                                                  ----      ------       ------       ------        -----     --------     --------
Balance at December 31, 1999                      $0.6      $314.3       $973.3       $599.6        $(5.5)    $2,323.4     $4,205.7
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                       --          --           --           --           --      1,928.8      1,928.8
   Other comprehensive loss,
    net of tax: (See Note 14)
     Unrealized holding losses on investments,
       net of reclassification adjustments          --          --           --       (589.9)          --           --       (589.9)
     Foreign currency translation adjustment        --          --           --           --          1.0           --          1.0
                                                  ----      ------       ------      -------        -----     --------     --------
   Comprehensive income                             --          --           --       (589.9)         1.0      1,928.8      1,339.9
                                                  ----      ------       ------      -------        -----     --------     --------
   Acquisition of subsidiaries                      --         0.7         57.3           --           --           --         58.0
   Employee plans, net                              --         0.9         30.2           --           --           --         31.1
   Tax benefit for non-qualified stock options      --          --         29.4           --           --           --         29.4
   Conversion of preferred stock                  (0.1)        0.1          0.1           --           --           --          0.1
   Repurchase of stock                              --        (3.0)      (161.3)          --           --           --       (164.3)
   Dividends:
     Common                                         --          --           --           --           --       (404.4)      (404.4)
     Preferred                                      --          --           --           --           --         (0.1)        (0.1)
                                                  ----      ------       ------      -------        -----     ---------    --------
Balance at December 31, 2000                      $0.5      $313.0       $929.0      $   9.7        $(4.5)    $3,847.7     $5,095.4
-----------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Summary of Significant Accounting Policies:
      Description of Business - ALLTEL Corporation ("ALLTEL" or the "Company"), a Delaware corporation, is a customer-focused information technology company that provides wireline and wireless communications and information services. The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services, and information processing management services and advanced application software. (See Note 16 for information regarding ALLTEL's business segments.)

      Basis of Presentation - ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

      The consolidated financial statements include the accounts of ALLTEL, its subsidiary companies and majority-owned partnerships. Investments in 20% to 50% owned entities and all unconsolidated partnerships are accounted for using the equity method. Investments in less than 20% owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method. All intercompany transactions, except those with certain affiliates described below, have been eliminated in the consolidated financial statements. Certain prior-year amounts have been reclassified to conform with the 2000 financial statement presentation.

      Service revenues consist of wireless access and network usage revenues, local service, network access, Internet access, long distance and miscellaneous wireline operating revenues, information services' data processing and software maintenance revenues. Product sales primarily consist of the product distribution and directory publishing operations and information services' software licensing revenues and equipment sales.

      Transactions with Certain Affiliates - ALLTEL Communications Products, Inc. sells equipment to wireline subsidiaries of the Company ($165.2 million in 2000, $180.3 million in 1999 and $185.7 million in 1998) as well as to other affiliated and non-affiliated communications companies and related industries. The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements.

      ALLTEL Information Services, Inc. provides data processing services to the Company's wireline operations ($120.6 million in 2000, $105.9 million in 1999 and $118.9 million in 1998) in addition to other affiliated and non-affiliated companies. ALLTEL Publishing Corporation ("Publishing") provides directory publishing services to the wireline subsidiaries. Wireline revenues and sales include directory royalties received from Publishing ($49.8 million in 2000, $35.4 million in 1999 and $34.5 million in 1998). These intercompany transactions have not been eliminated because the directory royalties received from Publishing and the prices charged by the communications products and information services subsidiaries are included in the wireline subsidiaries' (excluding the former Aliant Communications Inc. ("Aliant") operations) rate base and/or are recovered through the regulatory process.

      Regulatory Accounting - The Company's wireline subsidiaries, except for the former Aliant operations, follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's wireline subsidiaries to depreciate wireline plant over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's wireline subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

      Cash and Short-term Investments - Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

      Inventories - Inventories are stated at the lower of cost or market value. Cost is determined primarily using either an average original cost or first-in, first-out method of valuation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Investments - Investments in equity securities are recorded at fair value in accordance with SFAS No. 115. (See Note 4.) During 2000, the Company sold its remaining investment in WorldCom, Inc. ("WorldCom") common stock. (See Note 12.) Investments in unconsolidated partnerships are accounted for using the equity method. (See Note 5.) All other investments are accounted for using the cost method. Investments were as follows at December 31:

      ------------------------------------------------------------------
                                                       (Millions)
                                              --------------------------
                                                 2000               1999
                                                 ----               ----
           Equity securities                   $ 12.2           $1,006.2
           Investments in unconsolidated        231.8              490.8
              partnerships

           Other cost investments                78.4               97.0
                                               ------           --------
                                               $322.4           $1,594.0
       -----------------------------------------------------------------

      Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships. The excess cost is being amortized on a straight-line basis over periods up to 40 years. As of December 31, 2000 and 1999, excess cost included in investments was $25.4 million and $159.2 million and was net of accumulated amortization of $9.3 million and $61.0 million, respectively. Amortization expense was $2.9 million in 2000, $7.0 million in 1999 and $7.2 million in 1998 and is included in equity earnings in unconsolidated partnerships in the accompanying consolidated statements of income.

      Goodwill and Other Intangibles - Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations and is amortized on a straight-line basis over its estimated useful life. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless systems and acquisitions of wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. Intangible assets related to the acquisition of entities in which the Company does not have a controlling interest are included in investments in unconsolidated partnerships. Goodwill was as follows at December 31:

       -------------------------------------------------------------------------
                                                             (Millions)
                                                    --------------------------
                             Amortization Period        2000              1999
                             -------------------        ----              ----
        Goodwill                  7-40 years        $3,421.5          $2,103.2
        Accumulated
         amortization                                 (397.6)           (364.0)
                                                    --------          --------
           Goodwill, net                            $3,023.9          $1,739.2
       -------------------------------------------------------------------------

      Other intangible assets primarily consist of the cost of Personal Communications Services ("PCS") licenses including capitalized interest, franchise rights, cellular licenses, customer lists and trained workforce. Amortization of the PCS licenses begins upon commencement of operations. Of the total costs capitalized related to PCS licenses, $13.1 million and $34.4 million was subject to amortization at December 31, 2000 and 1999, respectively. During 2000, the Company sold its PCS operations in Alabama. (See Note 12.) Other intangible assets were as follows at December 31:

       -------------------------------------------------------------------------
                                                              (Millions)
                                                      --------------------------
                             Amortization Period        2000              1999
                             -------------------        ----              ----
        PCS licenses              40 years          $  137.7          $  171.1
        Franchise rights          25 years              79.5              79.5
        Cellular licenses         40 years              22.2              22.2
        Customer lists          5-13 years               7.0               7.0
        Trained workforce         14 years               5.8               5.8
        Other                  25-40 years               5.8               3.7
                                                    --------          --------
                                                       258.0             289.3
        Accumulated amortization                       (39.8)            (31.2)
                                                    --------          --------
          Other intangibles, net                    $  218.2          $  258.1
       -------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies, Continued: Amortization of goodwill and other intangible assets is computed on a straight-line basis over the periods specified above. Goodwill amortization amounted to $88.6 million in 2000, $57.1 million in 1999 and $48.9 million in 1998. Amortization expense for other intangible assets was $9.9 million in 2000, $7.8 million in 1999 and $8.4 million in 1998.

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

      Property, Plant and Equipment - Property, plant and equipment are stated at original cost. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment. Wireline plant consists of aerial and underground cable, conduit, poles, switches and other central office and transmission-related equipment. Information services plant consists of data processing equipment, purchased software and capitalized internal use software costs. Other plant consists of furniture, fixtures, vehicles, machinery and equipment. The costs of additions, replacements and substantial improvements are capitalized, while the costs of maintenance and repairs are expensed as incurred. For the Company's non-regulated operations, plant retirements are recorded at net book value plus salvage value, if any, with the corresponding gain or loss reflected in operating results. The Company's wireline subsidiaries utilize group composite depreciation. Under this method, when plant is retired, the original cost, net of salvage, is charged against accumulated depreciation, and no gain or loss is recognized on the disposition of the plant. Depreciation expense amounted to $829.3 million in 2000, $753.7 million in 1999 and $680.7 million in 1998. Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

                                                    Depreciable Lives
                                                    -----------------
           Buildings and improvements                    5-46 years
           Wireline                                     16-58 years
           Wireless                                      4-20 years
           Information services                          3-10 years
           Other                                         3-20 years

      The Company capitalizes interest during the construction period. Capitalized interest during construction amounted to $18.2 million in 2000, $29.8 million in 1999 and $23.5 million in 1998 and is included in other income, net in the accompanying consolidated statements of income.

      Capitalized Software Development Costs - For the Company's information services operations, research and development expenditures related to internally developed computer software are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established. After that time, the remaining software development costs are capitalized and recorded in other assets in the accompanying consolidated balance sheets. Software development costs incurred in the application development stage of internal use software are capitalized and recorded in plant in the accompanying consolidated balance sheets. Capitalized software development costs were as follows at December 31:

       -------------------------------------------------------------------------
                                                              (Millions)
                                                      -------------------------
                                                         2000              1999
                                                         ----              ----
           Capitalized software development
             costs                                    $ 683.6           $ 589.9
           Accumulated amortization                    (340.1)           (279.5)
                                                      -------           -------
              Capitalized software development
                costs, net                            $ 343.5           $ 310.4
       -------------------------------------------------------------------------

      Amortization of the capitalized amounts is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, generally three to six years for software to be marketed. Internal use software is amortized over ten years. Amortization expense amounted to $60.6 million in 2000, $43.6 million in 1999 and $36.5 million in 1998.

      The Company periodically evaluates the carrying value of capitalized software development costs to be marketed. If the net realizable value of the capitalized software development costs is less than its carrying value, an

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS impairment loss is recognized for the difference. The determination of net realizable value requires considerable judgment by management with respect to certain external factors, including, but not limited to, expected future revenues generated by the software, the estimated economic life of the software and changes in software and hardware technologies. Accordingly, it is reasonably possible that estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could be reduced in the near term, materially affecting the carrying value of capitalized software development costs.

      Preferred Stock - Cumulative preferred stock is issuable in series. The Board of Directors is authorized to designate the number of shares and fix the terms. There are 50.0 million no par value and 50.0 million $25 par value, non-voting shares authorized. Two series of no par value preferred stock were outstanding at December 31, 2000 and 1999. The Series C non-redeemable preferred shares are convertible at any time prior to redemption into 5.963 shares of ALLTEL common stock. The Series D redeemable preferred shares are convertible at any time prior to redemption into 5.486 shares of ALLTEL common stock. The Series D stock may be redeemed at the option of the Company or the holder at the $28 per share stated value. There were 50,233 shares and 53,249 shares of Series D stock outstanding at December 31, 2000 and 1999, respectively. During 2000, $84,000 of Series D stock was converted into ALLTEL common stock compared to $119,000 in 1999 and $75,000 in 1998.

      Unrealized Holding Gain on Investments - Equity securities of certain publicly traded companies owned by the Company have been classified as available-for-sale and are reported at fair value, with cumulative unrealized gains and losses reported, net of tax, as a separate component of shareholders' equity. The Company had unrealized gains, net of tax, on investments in equity securities of $9.7 million, $599.6 million and $554.3 million at December 31, 2000, 1999 and 1998, respectively. The unrealized gains, including the related tax impact, are non-cash items, and accordingly, have been excluded from the accompanying consolidated statements of cash flows.

      Foreign Currency Translation Adjustment - For the Company's foreign subsidiaries, assets and liabilities are translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. The resulting translation gains or losses are recorded as a separate component of shareholders' equity.

      Revenue Recognition - Communications revenues are recognized when services are rendered to customers and are primarily derived from usage of the Company's networks and facilities. (See Note 2 for a discussion regarding a change in revenue recognition for certain communications revenues.) Information services revenues consist of data processing revenue recognized as services are performed, software licensing revenue recognized when delivery of the software occurs, and software maintenance revenue recognized ratably over the maintenance period. Certain long-term information services contracts are accounted for using the percentage-of-completion method. Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. Due to the uncertainty of these estimates, it is reasonably possible that these estimates could change in the near term and the change could be material to the accompanying consolidated financial statements. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

      Included in accounts receivable are unbilled receivables totaling $250.9 million and $200.6 million at December 31, 2000 and 1999, respectively. Included in these unbilled receivables are amounts totaling $55.4 million and $54.9 million at December 31, 2000 and 1999, respectively, which represent costs and estimated earnings in excess of billings related to long-term information services contracts accounted for under the percentage-of-completion method.

      Change in Reporting Wireless Roaming Revenues - During 2000, the Company changed the reporting presentation for wireless customer roaming revenues to a gross basis. This change conforms the Company's financial reporting policies to prevailing wireless industry practice and is consistent with the reporting policies of the Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") properties acquired by the Company in 2000. In prior years, the Company netted these revenues against roaming charges from other wireless service providers and included the net amount in operations expense. Prior period revenue and operating expense information has been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Advertising - Advertising costs are expensed as incurred. Advertising expense totaled $265.9 million in 2000, $237.2 million in 1999 and $218.6 million in 1998.

      Earnings Per Share - Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all unexercised stock options and outstanding preferred stock. Options to purchase approximately 8,317,200 and 155,000 shares of common stock at December 31, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share because the effect of including them was anti-dilutive. No options were excluded from the computation of diluted earnings per share at December 31, 1998.

      A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows:


      (Millions, except per share amounts)                             2000           1999           1998
      ------------------------------------                             ----           ----           ----
      Basic earnings per share:
      -------------------------
      Income before cumulative effect of accounting change         $1,965.4         $783.6         $603.1
      Preferred dividends                                               0.1            0.9            1.2
                                                                   --------         ------         ------
      Net income applicable to common shares before
         cumulative effect of accounting change                    $1,965.3         $782.7         $601.9
      ---------------------------------------------------------------------------------------------------
      Weighted average common shares outstanding for the year         314.4          312.8          305.3
      ---------------------------------------------------------------------------------------------------
      Basic earnings per share before cumulative effect
         of accounting change                                         $6.25          $2.50          $1.97
      ---------------------------------------------------------------------------------------------------
      Diluted earnings per share:
      ---------------------------
      Net income applicable to common shares before
         cumulative effect of accounting change                    $1,965.3         $782.7         $601.9
      Adjustment for convertible preferred stock dividends              0.1            0.2            0.2
                                                                   --------         ------         ------
      Net income applicable to common shares before
         cumulative effect of accounting change and
         assuming conversion of preferred stock                    $1,965.4         $782.9         $602.1
      ---------------------------------------------------------------------------------------------------
      Weighted average common shares outstanding for the year         314.4          312.8          305.3
      Increase in shares which would result from:
         Exercise of stock options                                      2.4            3.6            2.6
         Conversion of convertible preferred stock                      0.4            0.4            0.5
                                                                      -----          -----          -----
      Weighted average common shares, assuming
         conversion of the above securities                           317.2          316.8          308.4
      ---------------------------------------------------------------------------------------------------
      Diluted earnings per share before cumulative effect
         of accounting change                                         $6.20          $2.47          $1.95
      ---------------------------------------------------------------------------------------------------

2.     Cumulative Effect of Accounting Change:
       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"), which provided additional guidance in applying generally accepted accounting principles for revenue recognition. As a result, effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform its revenue recognition policies to the requirements of SAB No. 101. In prior years, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. With the change, the Company now recognizes wireless access revenues over the period in which the corresponding services are provided. Because the Company bills its customers on a cycle basis throughout the month, this change in accounting resulted in the deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company now recognizes these fees over the expected life of the customer. The effect of these changes in revenue recognition for 2000 was to decrease income before cumulative effect of accounting change by $4.6 million or $.01 per share. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million, and is included in net income for the year ended December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following unaudited pro forma results of operations of the Company for the years ended December 31, 2000, 1999 and 1998 assume that this change in accounting principle was applied retroactively:

        ----------------------------------------------------------------------------------------------------
        (Millions, except per share amounts)                                2000           1999         1998
        ------------------------------------                                ----           ----         ----
        Net income:                         As reported                 $1,928.8         $783.6       $603.1
                                            Pro forma                   $1,965.4         $764.9       $594.4

        Basic earnings per share:           As reported                    $6.13          $2.50        $1.97
                                            Pro forma                      $6.25          $2.44        $1.95

        Diluted earnings per share:         As reported                    $6.08          $2.47        $1.95
                                            Pro forma                      $6.20          $2.41        $1.92
        ----------------------------------------------------------------------------------------------------

3.    Mergers and Acquisitions:
      On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas in Louisiana from SBC Communications, Inc. ("SBC"). In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $204.7 million has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments.

      On January 31, 2000, ALLTEL, Bell Atlantic, GTE and Vodafone Airtouch signed agreements to exchange wireless properties in 13 states. On April 3, 2000, ALLTEL completed the initial exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Alabama, Florida, Ohio, and South Carolina, and divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.

      Through the completion of the above transactions with Bell Atlantic and GTE, ALLTEL acquired interests in 27 wireless markets representing about
      14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $1,423.8 million has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments.

      ALLTEL has engaged a third-party appraisal firm to perform a study to determine the allocation of the total purchase price to the various assets acquired from SBC, Bell Atlantic and GTE. Accordingly, a portion of the excess cost currently allocated to goodwill may be classified as other intangibles and may be amortized over periods different from the goodwill amortization period of 25 years. The Company expects to record the final purchase price adjustments related to these acquisitions during the second quarter of 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2000 and 1999 assume that the wireless property exchanges with Bell Atlantic and GTE were completed as of January 1, 1999:

          --------------------------------------------------------------------------------------------------
                                                                        (Millions, except per share amounts)
                                                                        ------------------------------------
                                                                                    2000                1999
                                                                                    ----                ----
           Revenues and sales                                                   $7,172.4            $6,701.1
           Income before cumulative effect of accounting change                 $1,090.0            $  656.9
           Combined earnings per share before cumulative effect
              of accounting change:
                Basic                                                              $3.47               $2.10
                Diluted                                                            $3.44               $2.07
          --------------------------------------------------------------------------------------------------

      The pro forma amounts represent the historical operating results of the properties acquired from Bell Atlantic and GTE with appropriate preliminary adjustments that give effect to depreciation and amortization and interest expense. The pretax gain of $1,345.5 million (net of related tax expense of $565.9 million) recognized by ALLTEL related to the wireless property exchanges has been excluded from the pro forma net income and earnings per share amounts presented. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Bell Atlantic and GTE properties had been operated by ALLTEL during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses.

      Operating results of the wireless properties divested in the transactions with Bell Atlantic and GTE included in the Company's consolidated results of operations for the year ended December 31, 2000 were as follows:

                                                                (Millions)
                                                                ----------
           Revenues and sales                                     $ 211.3
           Operating income                                       $  73.1

      During 2000, the Company also acquired the remaining ownership interests in wireless properties in Florida and Georgia in which ALLTEL already owned a controlling interest. Additionally, the Company purchased two privately held companies serving the financial services industry. In connection with these acquisitions, the Company paid $28.1 million in cash and issued approximately 730,000 shares of ALLTEL common stock.

      In conjunction with the business combinations completed during 2000, assets acquired, liabilities assumed, common stock issued and assets exchanged were as follows:

       ------------------------------------------------------------------------------------------------------------
                                                                        (Millions)
                                        ---------------------------------------------------------------------------
                                                               Acquired from                              Combined
                                        ------------------------------------------------------------
                                         Bell Atlantic         GTE             SBC            Other        Totals
                                         -------------      --------         -------         ------       --------
       Fair value of assets acquired          $ 495.7       $  761.3         $ 182.9         $ 18.7       $1,458.6
       Goodwill and other intangibles           591.5          832.3           204.7           70.0        1,698.5
       Liabilities assumed                         --         (425.0)             --           (2.6)        (427.6)
       Common stock issued                         --             --              --          (58.0)         (58.0)
       Fair value of assets exchanged          (462.9)      (1,385.5)             --             --       (1,848.4)
                                              -------       --------         -------         ------       --------
       Net cash paid (received)               $ 624.3       $ (216.9)        $ 387.6         $ 28.1       $  823.1
       -----------------------------------------------------------------------------------------------------------

      In September 1999, the Company completed mergers with Liberty Cellular, Inc. ("Liberty") and its affiliate KINI L.C. Under the terms of the merger agreements, the outstanding stock of Liberty, which operated under the name Kansas Cellular, and the outstanding ownership units of KINI L.C. were exchanged for approximately 7.0 million shares of ALLTEL's common stock. In July 1999, the Company completed its merger with Aliant. Under the terms of the merger agreement, Aliant became a wholly-owned subsidiary of ALLTEL, and each outstanding share of Aliant common stock was converted into the right to receive .67 shares of ALLTEL common stock, 23.9 million common shares in the aggregate. These mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. In January 1999, the Company completed a merger with Standard Group, Inc. ("Standard").

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In September 1999, the Company also completed mergers with Advanced Information Resources, Limited ("AIR") and Southern Data Systems ("Southern Data"). In connection with the mergers, approximately 6.5 million shares of ALLTEL common stock were issued. All three mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. Prior period financial information was not restated, because the operations of the three acquired companies were not significant to ALLTEL's consolidated financial statements on either a separate or aggregate basis. The accompanying consolidated financial statements include the accounts and results of the acquired operations from the dates of acquisition.

      In July 1998, the Company completed its merger with 360(degree) Communications Company ("360(degree)"). Under the terms of the merger agreement, 360(Degree) became a wholly-owned subsidiary of the Company. In connection with the merger, each outstanding share of 360(degree) common stock was converted into the right to receive .74 shares of the Company's common stock, 92.1 million common shares in the aggregate. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests.

      In connection with the mergers and acquisitions discussed above, the Company recorded merger and integration expenses and other charges in 2000, 1999 and 1998. (See Note 10.)

4.    Financial Instruments and Investment Securities:
      The carrying amount of cash and short-term investments approximates fair value due to the short maturities of the instruments. The fair value of investments was $322.4 million in 2000 and $1,594.0 million in 1999 based on quoted market prices and the carrying value of investments for which there were no quoted market prices. The fair value of the Company's long-term debt, after deducting current maturities, was estimated to be $4,653.4 million in 2000 and $3,536.1 million in 1999 compared to a carrying value of $4,611.7 million in 2000 and $3,750.4 million in 1999. The fair value estimates were based on the overall weighted rates and maturities of the Company's long-term debt compared to rates and terms currently available in the long-term financing markets. The fair value of the Company's redeemable preferred stock was estimated to be $17.2 million in 2000 and $24.2 million in 1999 compared to a carrying amount of $1.4 million in 2000 and $1.5 million in 1999. The fair value estimates were based on the conversion of the Series D convertible redeemable preferred stock to common stock of the Company. The fair value of all other financial instruments was estimated by management to approximate carrying value.

5.    Investments in Unconsolidated Partnerships:

      At December 31, 2000, the Company had investments in 42 wireless partnerships in which it held a minority ownership interest. The interest owned in each unconsolidated partnership ranges from approximately 1% to 49%. Unaudited condensed combined financial information for investments in unconsolidated partnerships was as follows for the years ended December 31

      ------------------------------------------------------------------------------------------------------
      (Millions)                                                       2000             1999            1998
      ----------                                                       ----             ----            ----
      Revenues and sales                                           $3,022.2         $3,569.0        $3,120.7
                                                                   --------         --------        --------
      Operations                                                    1,552.6          2,031.0         1,664.4
      Cost of products sold                                           454.6            209.7           152.1
      Depreciation and amortization                                   259.2            375.0           358.8
                                                                   --------         --------        --------
      Total operating expenses                                      2,266.4          2,615.7         2,175.3
                                                                   --------         --------        --------
      Operating income                                                755.8            953.3           945.4
      Non-operating income (expense)                                   25.2             (9.7)          (18.4)
                                                                   --------         --------        --------
      Net income                                                   $  781.0         $  943.6        $  927.0
      ------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                    ------------------------
      (Millions)                                                                         2000           1999
      ----------                                                                         ----           ----
      Assets:
         Current assets                                                             $  452.8           834.5
         Non-current assets                                                          1,305.5         2,308.3
                                                                                    --------        --------
           Total assets                                                             $1,758.3        $3,142.8
      ------------------------------------------------------------------------------------------------------
      Liabilities and equity:
         Current liabilities                                                        $  169.8        $  264.5
         Long-term liabilities                                                           0.3            16.7
         Equity                                                                      1,588.2         2,861.6
                                                                                    --------        --------
           Total liabilities and equity                                             $1,758.3        $3,142.8
      ------------------------------------------------------------------------------------------------------
                                      F-31

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.    Debt:
      Long-term debt was as follows at December 31:


      ---------------------------------------------------------------------------------------------------------

                                                                                                (Millions)
                                                                                        ------------------------
                                                                                            2000            1999
      ----------------------------------------------------------------------------------------------------------
         Debentures and notes, without collateral,
           Weighted rate 7.3% in 2000 and 7.2% in 1999
           Weighted maturity 10 years in 2000 and 11 years in 1999                      $3,412.8        $3,007.5
         Commercial paper borrowings,
           Weighted rate 6.5% in 2000
           Weighted maturity 5 years in 2000                                               835.5              --
         Revolving credit agreement,
           Weighted rate 6.1% in 1999
           Weighted maturity 5 years in 1999                                                  --           341.0
         Rural Telephone Bank and Federal Financing Bank notes,
           Weighted rate 7.4% in 2000 and 1999
           Weighted maturity 14 years in 2000 and 15 years in 1999                         297.4           311.9
         First mortgage bonds and collateralized notes,
           Weighted rate 7.4% in 2000 and 6.7% in 1999
           Weighted maturity 6 years in 2000 and 1999                                       65.0            86.2
         Rural Utilities Service notes,
           Weighted rate 4.8% in 2000 and 4.7% in 1999
           Weighted maturity 14 years in 2000 and 15 years in 1999                          64.1            69.1
         Industrial revenue bonds,
           Weighted rate 6.1% in 2000 and 5.2% in 1999
           Weighted maturity 7 years in 2000 and 8 years in 1999                             5.2             5.9
                                                                                        --------        --------
                                                                                         4,680.0         3,821.6
           Less current maturities                                                         (68.3)          (71.2)
                                                                                        --------        --------
               Total long-term debt                                                     $4,611.7        $3,750.4
      ----------------------------------------------------------------------------------------------------------
           Weighted rate                                                                    7.2%            7.1%
           Weighted maturity                                                             9 years        11 years
      ----------------------------------------------------------------------------------------------------------

      Commercial Paper - During 2000, the Company established a commercial paper program. Commercial paper borrowings consist of discounted notes that are exempt from registration under the Securities Act of 1933. Under terms of the program, the total amount outstanding, including all indebtedness incurred under the revolving credit agreement, may not exceed $1.25 billion. Commercial paper borrowings up to $1.0 billion are classified as long-term debt because these borrowings are a component of the revolving credit agreement. Commercial paper borrowings in excess of $1.0 billion are classified as short-term debt.

      Revolving Credit Agreement - The Company has a $1.0 billion line of credit under a revolving credit agreement, of which $180.0 million and $820.0 million expire in October 2003 and October 2005, respectively. It is the Company's intention to continue to renew this agreement. The revolving credit agreement provides for a variety of pricing options. Commercial paper borrowings are deducted in determining the total amount available for borrowing under the revolving credit agreement. At December 31, 2000, the amount available for borrowing under the revolving credit agreement was $164.5 million.

      The indentures and agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $3,534.7 million at December 31, 2000. Certain assets have been pledged as collateral on $431.7 million of obligations.

      Interest expense on long-term debt amounted to $302.8 million in 2000, $278.9 million in 1999 and $277.6 million in 1998. At December 31, 2000 and 1999, accrued interest on long-term debt was $72.7 million and $60.3 million, respectively. Maturities and sinking fund requirements for the four years after 2000 for long-term debt outstanding, excluding commercial paper borrowings, as of December 31, 2000, were $61.6 million, $504.3 million, $311.4 million and $253.6 million for the years 2002 through 2005, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    Stock-Based Compensation Plans:
      Under the Company's stock-based compensation plans, the Company may grant fixed and performance-based incentive and non-qualified stock options to officers and other key employees. The maximum number of shares of the Company's common stock that may be issued to officers and other key employees under all stock option plans in effect at December 31, 2000 is
      21.5 million shares. Fixed options granted under the stock option plans generally become exercisable over a period of one to five years after the date of grant. Certain fixed options granted in 2000 become exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant. Certain fixed options granted in 1997 become exercisable in equal increments over a six-year period beginning three years after the date of grant. In 1997, performance-based options were granted that become exercisable one year after the date in which certain performance goals related to operating income growth and return on invested capital are achieved for the four most recent consecutive calendar quarters. Four separate levels of performance goal targets apply, each specifying different minimum growth and rates of return; depending upon which of the four performance goal target levels is attained, 25%, 50%, 75% or 100% of the option award will vest and become exercisable.

      Under the Company's stock option plan for non-employee directors (the "Directors' Plan"), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock. Under the Directors' Plan, directors receive a one-time option grant to purchase 10,000 shares of common stock when they join the Board. Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 6,500 shares). Options granted under the Directors' Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant.

      For all plans, the exercise price of the option equals the market value of the Company's common stock on the date of grant. For fixed stock options, the maximum term for each option granted is 10 years. Any performance-based option that remains unvested as of January 29, 2003, will expire.

      The fair value of each stock option granted as identified below was calculated using the Black-Scholes option-pricing model and the following weighted average assumptions:

         --------------------------------------------------------------------
                                             2000           1999         1998
                                             ----           ----         ----
         Expected life                  5.0 years      5.1 years    5.2 years
         Expected volatility                26.0%          22.0%        24.0%
         Dividend yield                      2.0%           1.9%         1.9%
         Risk-free interest rate             6.3%           4.8%         5.4%
         --------------------------------------------------------------------

      Set forth below is certain information related to stock options outstanding under the Company's stock-based compensation plans:


                                                           (Thousands)                    Weighted Average Price
                                                              Shares                            Per Share
                                               -------------------------------------    -------------------------
                                                   2000            1999         1998      2000      1999     1998
                                                   ----            ----         ----      ----      ----     ----
        Outstanding at beginning of period     10,814.2        10,227.0      9,744.4    $42.71    $32.53   $28.65
        Granted                                 5,710.2         3,429.0      2,889.3     65.49     65.16    40.50
        Exercised                                (971.2)       (1,827.5)    (1,829.8)    30.34     27.35    24.00
        Forfeited                                (693.5)       (1,014.3)      (566.3)    52.58     43.62    33.90
        Expired                                      --              --        (10.6)       --        --    38.99
                                               --------        --------     --------    ------    ------   ------
        Outstanding at end of period           14,859.7        10,814.2     10,227.0    $51.81    $42.71   $32.53
        ---------------------------------------------------------------------------------------------------------

        Exercisable at end of period            4,067.3         3,186.7      3,643.8    $36.72    $29.47   $26.24
        Non-vested at end of period:
           Fixed                               10,667.5         7,465.1      6,326.7
           Performance-based                      124.9           162.4        256.5
        Weighted average fair value of stock
           options granted during the year       $18.59          $15.25       $10.49
        ---------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following is a summary of stock options outstanding as of December 31, 2000:

        -----------------------------------------------------------------------------------------------------------
                                       Options Outstanding                                Options Exercisable
        ------------------------------------------------------------------------      -----------------------------
                                                 Weighted            Weighted                           Weighted
                                                  Average             Average                            Average
          Range of              Number of        Remaining        Exercise Price       Number of     Exercise Price
         Exercise Price           Shares     Contractual Life        Per Share           Shares         Per Share
        ----------------       -----------   ----------------        ---------        -----------      ----------
        $15.75 - $21.76              415.3         1.2 years          $20.02               415.3         $20.02
        $24.62 - $36.44            4,640.1         5.7 years           32.06             2,513.8          30.86
        $39.19 - $47.30            1,247.1         7.1 years           43.19               501.9          43.21
        $52.94 - $63.75            3,317.4         9.5 years           63.17                39.0          56.43
        $64.56 - $68.25            5,030.3         8.6 years           66.45               507.0          65.30
        $70.75 - $86.75              209.5         8.6 years           72.38                90.3          71.51
                                 ---------         ---------          ------            --------         ------
                                  14,859.7         7.6 years          $51.81             4,067.3         $36.72
        -----------------------------------------------------------------------------------------------------------

      The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not record compensation expense for any of the fixed stock options granted. For performance-based options, compensation expense is recognized over the expected vesting period of the options and is adjusted for changes in the number of options expected to vest and the market value of the Company's common stock. Compensation expense (credit) for the performance-based options amounted to $0.2 million in 2000, $(0.5) million in 1999 and $2.8 million in 1998. Had compensation expense for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31:

        ----------------------------------------------------------------------------------------------------
        (Millions, except per share amounts)                                2000           1999         1998
        ------------------------------------                                ----           ----         ----
        Income before cumulative effect
          of accounting change:             As reported                 $1,965.4         $783.6       $603.1
                                            Pro forma                   $1,946.5         $770.5       $594.2
        ----------------------------------------------------------------------------------------------------
        Basic earnings per share:           As reported                    $6.25          $2.50        $1.97
                                            Pro forma                      $6.19          $2.46        $1.94
        ----------------------------------------------------------------------------------------------------
        Diluted earnings per share:         As reported                    $6.20          $2.47        $1.95
                                            Pro forma                      $6.14          $2.43        $1.92
        ----------------------------------------------------------------------------------------------------

      The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
      The Company has trusteed, non-contributory defined benefit pension plans which provide retirement benefits for eligible employees of the Company. Assets of these plans include ALLTEL common stock. At December 31, 2000 and 1999, the plans' investment in ALLTEL common stock was $40.9 million and $61.3 million, respectively.

      During the fourth quarter of 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses as a component of determining its annual pension cost. In prior years, the Company amortized unrecognized actuarial gains and losses over the average remaining service life of active employees (approximately 13 years). With this change, the Company now amortizes unrecognized gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over 5 years. Unrecognized actuarial gains and losses below the 17.5% corridor will continue to be amortized over the average remaining service life of active employees. The Company believes the accelerated amortization method is preferable as it will result in more timely recognition of significant actuarial gains and losses in computing the Company's annual pension cost. The effect of this change in 2000 was to increase pension income by $4.1 million and income before cumulative effect of accounting change by $2.4 million. This change in accounting principle was not material to previously reported 2000 quarterly results of operations, and accordingly, those quarterly results have not been restated. There was no cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions,
      Continued:
      The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid.

      The components of pension income, including provision for executive compensation agreements, and postretirement expense were as follows for the years ended December 31:

      --------------------------------------------------------------------------------------------------------------
                                                                                 (Millions)
                                                     ---------------------------------------------------------------
                                                         Pension Benefits                Postretirement Benefits
                                                     ----------------------------     ------------------------------
                                                       2000       1999       1998         2000       1999       1998
                                                       ----       ----       ----         ----       ----       ----
      Benefits earned during the year                $ 19.1      $21.3      $14.5        $ 0.6      $ 1.0      $ 0.5
      Interest cost on benefit obligation              42.9       40.8       39.0          8.9        8.4        7.8
      Amortization of transition (asset) obligation    (2.6)      (2.6)      (2.6)         1.0        1.0        1.0
      Amortization of prior service (credit) cost      (0.7)      (0.3)      (0.5)         0.2        0.2        0.2
      Recognized net actuarial (gain) loss            (16.1)      (3.7)      (3.6)         1.0        0.8        0.5
      Expected return on plan assets                  (65.3)     (58.3)     (56.0)          --         --         --
                                                     ------      -----      -----        -----      -----      -----
      Net periodic (income) expense                  $(22.7)     $(2.8)     $(9.2)       $11.7      $11.4      $10.0
      --------------------------------------------------------------------------------------------------------------

      The following table presents a summary of plan assets, projected benefit obligation and funded status of the plans at December 31:

       -------------------------------------------------------------------------------------------------------------

                                                                                   (Millions)
                                                               -----------------------------------------------------
                                                                   Pension Benefits          Postretirement Benefits

                                                               -----------------------       -----------------------
                                                                     2000         1999           2000           1999
                                                                     ----         ----           ----           ----
       Fair value of plan assets at beginning of year              $831.9       $744.4         $   --         $   --
       Employer contributions                                          --           --            8.4            8.0
       Participant contributions                                       --           --            2.3            2.2
       Actual return on plan assets                                 (12.6)       120.8             --             --
       Benefits paid                                                (36.2)       (33.3)         (10.7)         (10.2)
                                                                   ------       ------         ------         ------
       Fair value of plan assets at end of year                     783.1        831.9             --             --
                                                                   ------       ------         ------         ------

       Projected benefit obligation at beginning of year            556.7        595.5          116.8          116.8
       Benefits earned                                               19.1         21.3            0.6            1.0
       Interest cost on projected benefit obligation                 42.9         40.8            8.9            8.4
       Participant contributions                                       --           --            2.3            2.2
       Plan amendments                                                 --         (2.0)            --             --
       Actuarial (gain) loss                                         (3.7)       (65.6)           3.2           (1.4)
       Benefits paid                                                (36.2)       (33.3)         (10.7)         (10.2)
                                                                   ------       ------         ------         ------
       Projected benefit obligation at end of year                  578.8        556.7          121.1          116.8
                                                                   ------       ------         ------         ------
       Plan assets in excess of (less than)
         projected benefit obligation                               204.3        275.2         (121.1)        (116.8)
       Unrecognized actuarial (gain) loss                          (142.7)      (237.5)          29.0           26.1
       Unrecognized prior service cost                                5.3          4.7            2.0            2.1
       Unrecognized net transition (asset) obligation                (6.0)        (8.7)          11.7           12.7
                                                                   ------       ------         ------         ------
       Prepaid (accrued) benefit cost                              $ 60.9       $ 33.7         $(78.4)        $(75.9)
       -------------------------------------------------------------------------------------------------------------

      Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

                                                                     Pension Benefits       Postretirement Benefits
       ------------------------------------------------------------------------------------------------------------
                                                                      2000         1999         2000         1999
                                                                      ----         ----         ----         ----
       Discount rate                                                  7.75%        7.75%        7.75%        7.75%
       Expected return on plan assets                                 8.50%        8.50%         --           --
       Rate of compensation increase                                  5.00%        5.25%         --           --
       Healthcare cost trend rate                                      --           --          6.00%        7.00%
       ------------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions,
      Continued:
      The healthcare cost trend rate decreased on a graduated basis to an ultimate rate of six percent in 2000. A one percent change in the assumed healthcare cost trend rate would affect the postretirement benefit cost by approximately $0.5 million for the year ended December 31, 2000. A one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation as of December 31, 2000, by approximately $7.4 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation as of December 31, 2000, by approximately $6.5 million.

      The Company has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees, except bargaining unit employees. The amount of profit-sharing contributions to the plan is determined annually by the Company's Board of Directors. Profit-sharing expense amounted to $26.4 million in 2000, $34.1 million in 1999 and $19.4 million in 1998.

      The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees, except bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans. The Company also makes annual contributions to the plans. Expense recorded by the Company related to these plans amounted to $16.2 million in 2000, $15.9 million in 1999 and $11.4 million in 1998.

9.    Lease Commitments:

      Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for office space, office equipment, real estate and tower space, were as follows as of December 31, 2000:

                                                                (Millions)
                          Year                                     Amount
      -------------------------------------------------------------------
                          2001                                     $100.9
                          2002                                       72.6
                          2003                                       53.3
                          2004                                       41.0
                          2005                                       29.9
                          Thereafter                                121.5
                                                                   ------
                            Total                                  $419.2
      -------------------------------------------------------------------

      Rental expense totaled $104.3 million in 2000, $71.4 million in 1999 and $71.3 million in 1998.

10.   Merger and Integration Expenses and Other Charges:
      During the fourth quarter of 2000, in connection with the purchase of wireless assets from SBC, the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with its September 1999 restructuring of the wireline operations. This adjustment primarily reflects differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan from 248 to 242.

      In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The integration plan, completed in September 2000, provided for the elimination of 22 employees in the Company's wireless operations management, engineering and sales support functions. In connection with this integration plan, the Company recorded a charge of $9.2 million in the third quarter, consisting of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, which consisted of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of December 31, 2000, the Company had paid $5.3 million in severance and employee-related expenses and completed all of the employee reductions associated with these integration activities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan, which resulted in the elimination of 199 employees, was completed in July 2000. As of December 31, 2000, the Company had paid $5.4 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for facilities that the Company has abandoned, net of anticipated sublease income.

      During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, AIR and Southern Data and with certain loss contingencies and other restructuring activities. The merger and integration expenses, which totaled $73.4 million, included professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 160 employees of Aliant and 40 employees of Liberty, primarily in the corporate support functions, to be substantially completed by the third quarter of 2000. As previously discussed, in the second quarter of 2000, the Company reduced the expected number of Aliant employees to be terminated to 132 and decreased the related accrued liability by $2.0 million. In the third quarter of 2000, the Company further reduced the accrued liabilities related to the Aliant and Liberty mergers by $0.5 million. As of December 31, 2000, the Company had paid $11.2 million in severance and employee-related expenses and substantially all of the 172 employee reductions had been completed. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that have no future alternative use or functionality. Also included are other integration costs incurred in the third quarter consisting of branding and signage costs of $4.1 million and other expenses of $2.2 million.

      The lease termination costs included a cancellation fee of $7.3 million representing the negotiated settlement to terminate the Company's contractual commitment to lease building space previously occupied by the former 360(degree) operations. The lease termination costs also included a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, the Company will convert both the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in November 1999 and conversion of the Aliant operations will begin in early 2001. The $5.2 million amount represented the termination fee specified in the contracts. Of the total termination fee, $0.3 million has been paid with the remainder due upon completion of the conversion of the Aliant operations to ALLTEL's billing system. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360(degree) operations. In September 1999, the Company and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million of termination costs were recorded in the third quarter of 1998, as discussed below. Through December 31, 2000, the Company had paid $50.0 million of the termination fee.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $17.1 million during the third quarter of 1999. This charge consisted of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan provided for the elimination of approximately 308 employees in the Company's wireline operations support functions to be completed in 2000. As previously discussed, during 2000, the Company reduced the expected number of employees to be terminated to 242 and decreased the related liability by $2.1 million. As of December 31, 2000, the Company had completed the employee reductions and paid $8.7 million in severance-related expenses.

      During 1998, the Company recorded transaction costs and one-time charges totaling $252.0 million on a pretax basis related to the closing of its merger with 360(degree). The merger and integration expenses included professional and financial advisors' fees of $31.5 million, severance and employee-related expenses of $48.7 million and integration costs of $171.8 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 521 employees, primarily in the corporate support functions. As of December 31, 2000, the Company had paid $48.4 million in severance and employee-related expenses and all of the employee reductions had been completed. The integration costs included several adjustments resulting from the redirection of a number of strategic initiatives based on the merger with 360(degree) and ALLTEL's expanded wireless presence. These adjustments included a $60.0 million write-down in the carrying value of certain in-process software development assets which had no alternative use or functionality, $50.0 million of costs associated with the early termination of certain service obligations, branding and signage costs of $20.7 million, an $18.0 million write-down in the carrying value of certain assets resulting from a revised PCS deployment plan, and other integration costs of $23.1 million.

      The $50.0 million of costs recorded for contract termination fees related to the long-term billing contract with Convergys. This amount represented the present value of the estimated profit to the vendor over the remaining term of the contract and was the Company's best estimate of the cost of terminating the contract prior to the expiration of its term. As previously noted, in 1999, the Company and Convergys agreed upon a final termination fee of $55.0 million. The $18.0 million write-down in the carrying value of certain PCS-related assets included approximately $15.0 million related to cell site acquisition and improvement costs and capitalized labor and engineering charges that were incurred during the initial construction phase of the PCS buildout in three markets. Due to the merger with 360(degree), the Company elected not to continue to complete construction of its PCS network in these markets. The remaining $3.0 million of the PCS-related write-down represented cell site lease termination fees.

      The following is a summary of activity related to the liabilities associated with the Company's merger and integration expenses and other charges at December 31:

                                                               (Millions)
                                                         ---------------------
                                                         2000             1999
                                                         ----             ----
           Balance, beginning of year                  $ 66.5           $ 91.3
           Merger and integration expenses
             and other charges                           30.0             90.5
           Reversal of accrued liabilities               (4.6)              --
           Non-cash write-down of assets                 (1.6)            (9.7)
           Cash outlays                                 (73.8)          (105.6)
                                                       ------           ------
           Balance, end of year                        $ 16.5           $ 66.5
           -------------------------------------------------------------------

      At December 31, 2000, the remaining unpaid liability related to the Company's merger and integration and restructuring activities consists of contract termination fees of $9.9 million, severance and employee-related expenses of $4.3 million and lease cancellation and termination costs of $2.3 million. The merger and integration expenses and other charges decreased net income $15.0 million, $66.0 million and $201.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

11.   Provision to Reduce Carrying Value of Certain Assets:
      In 1998, the Company recorded a non-recurring operating expense associated with a contingency reserve on an unbilled receivable of $55.0 million related to its contract with GTE. Due to its merger with Bell Atlantic, GTE re-evaluated its billing and customer care requirements and modified its billing conversion plans. This charge decreased net income by $33.6 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.   Gain on Disposal of Assets and Other:
      During the fourth quarter of 2000, the Company recorded pretax gains totaling $85.7 million from the sale of investments, including ALLTEL's remaining investment in WorldCom common stock. Proceeds from the investment sales amounted to $102.2 million. The Company also recorded a pretax gain of $35.5 million from the sale of its PCS operations in Birmingham, Ala. In addition, the Company recorded a pretax adjustment of $5.7 million to decrease the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE initially recorded in the second quarter of 2000. These transactions increased net income in the fourth quarter by $67.0 million. In the third quarter of 2000, the Company recorded pretax gains totaling $476.3 million from the sale of a portion of its investment in WorldCom common stock. Proceeds from the investment sales amounted to $516.0 million. The Company also recorded a pretax adjustment of $1.4 million to reduce the gain recognized from the property exchanges with Bell Atlantic and GTE. This adjustment, along with the $5.7 million fourth quarter adjustment previously discussed, primarily reflects differences between the actual and estimated book values of the properties transferred. The third quarter transactions increased net income $282.3 million. During the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and from the sale of certain PCS assets. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions facing APEX and that company's bankruptcy filing. These transactions increased net income in the second quarter by $775.1 million.

      During the fourth quarter of 1999, the Company recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom common stock. Proceeds from this sale amounted to $45.0 million. This transaction increased net income by $27.2 million.

      In 1998, the Company recorded pretax gains of $265.7 million primarily from the sale of a portion of its investment in WorldCom common stock. Proceeds from these sales amounted to $290.9 million. In addition, the Company recorded a pretax gain of $30.5 million from the sale of its ownership interest in a cellular partnership serving the Omaha, Neb., market. The Company also incurred termination fees of $3.5 million related to the early retirement of long-term debt. These transactions increased net income $177.7 million.

13.   Income Taxes:
      Income tax expense was as follows:

      ------------------------------------------------------------------------
                                                   (Millions)
                                  --------------------------------------------
                                       2000             1999              1998
                                       ----             ----              ----
      Federal $1,119.4               $474.6           $438.4
      State and other                 265.9             72.6              63.4
                                   --------           ------           -------
                                   $1,385.3           $547.2            $501.8
      ------------------------------------------------------------------------

      The federal income tax expense consists of the following:

      ------------------------------------------------------------------------
                                                   (Millions)
                                   -------------------------------------------
                                       2000             1999              1998
                                       ----             ----              ----
      Currently payable            $  703.7           $428.8            $409.8
      Deferred                        417.4             48.9              32.8
      Investment tax credit            (1.7)            (3.1)             (4.2)
         amortized                 --------           ------            ------
                                   $1,119.4           $474.6            $438.4
      ------------------------------------------------------------------------

      Deferred income tax expense for 2000 primarily reflects the difference in the gain amount recognized for income tax purposes and the gain amount recorded in the financial statements related to the wireless property exchanges with Bell Atlantic and GTE. Deferred income tax expense for 1999 and 1998 primarily results from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the financial statements. Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. For the Company's regulated operations, the adjustment in deferred tax balances for the change in tax rates is reflected as regulatory assets or liabilities. These regulatory assets and liabilities are amortized over the lives of the related depreciable asset or liability concurrent with recovery in rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows:

      ------------------------------------------------------------------------------------------------------
                                                                     2000             1999              1998
                                                                     ----             ----              ----
      Statutory federal income tax rates                             35.0%            35.0%             35.0%
      Increase (decrease):
         Investment tax credit                                       (0.1)            (0.2)             (0.4)
         State income taxes, net of federal benefit                   5.1              3.6               3.7
         Amortization of intangibles                                  1.0              1.2               1.3
         Merger and integration expenses                               --              0.7               4.0
         Other items                                                  0.3              0.8               1.8
                                                                     ----             ----              ----
      Effective income tax rates                                     41.3%            41.1%             45.4%
      -------------------------------------------------------------------------------------------------------

      The significant components of the net deferred income tax liability were as follows at December 31:

      ------------------------------------------------------------------------------------------------------
                                                                                           (Millions)
                                                                                   -------------------------
                                                                                      2000              1999
                                                                                      ----              ----
      Property, plant and equipment                                                $ 612.4           $ 534.7
      Goodwill and other intangibles                                                (513.6)            (34.2)
      Capitalized computer software                                                   77.6             119.0
      Unrealized holding gain on investments                                           0.9             339.0
      Operating loss carryforwards                                                    (7.3)            (15.1)
      Other, net                                                                      43.6             (37.6)
                                                                                   -------           -------
                                                                                     213.6             905.8
      Valuation allowance                                                              3.4              11.7
                                                                                   -------           -------
         Deferred income taxes                                                     $ 217.0           $ 917.5
      ------------------------------------------------------------------------------------------------------

      At December 31, 2000 and 1999, total deferred tax assets were $678.7 million and $270.8 million, respectively, and total deferred tax liabilities were $895.7 million and $1,188.3 million, respectively. As of December 31, 2000 and 1999, the Company had available tax benefits associated with federal and state operating loss carryforwards of $7.3 million and $15.1 million, respectively, which expire annually in varying amounts to 2012. The valuation allowance primarily represents tax benefits of certain state operating loss carryforwards and other deferred tax assets, which may expire unutilized.

14.   Other Comprehensive Income (Loss):
      For the Company, other comprehensive income (loss) consists of unrealized holding gains (losses) on its investments in equity securities and foreign currency translation adjustments. The components of other comprehensive income (loss) were as follows for the years ended December 31:

      -------------------------------------------------------------------------------------------------------------
                                                                                          (Millions)
                                                                         -----------------------------------------
                                                                              2000             1999           1998
                                                                              ----             ----           ----
      Unrealized holding gains (losses) on investments:
         Unrealized holding gains (losses) arising in the period         $  (375.9)          $ 83.5        $ 676.0
         Income tax expense (benefit)                                       (123.2)            11.0          265.0
                                                                          --------           ------        -------
                                                                            (252.7)            72.5          411.0
                                                                          --------           ------        -------
         Less:  reclassification adjustments for gains
                included in net income for the period                       (562.0)           (43.1)        (265.6)
         Income tax expense                                                  224.8             15.9          104.2
                                                                          --------           ------        -------
                                                                            (337.2)           (27.2)        (161.4)
                                                                          --------           ------        -------
         Net unrealized gains (losses) in the period                        (937.9)            40.4          410.4
         Income tax expense (benefit)                                       (348.0)            (4.9)         160.8
                                                                          --------           ------        -------
                                                                            (589.9)            45.3          249.6
                                                                          --------           ------        -------
      Foreign currency translation                                             1.0              0.1           (1.6)
                                                                          --------           ------        --------
      Other comprehensive income (loss) before tax                          (936.9)            40.5          408.8
      Income tax expense (benefit)                                          (348.0)            (4.9)         160.8
                                                                          --------           ------        -------
      Other comprehensive income (loss)                                   $ (588.9)          $ 45.4        $ 248.0
      ------------------------------------------------------------------------------------------------------------
                                      F-40

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   Litigation-Claims and Assessments:
      In July 1996, the Georgia Public Service Commission (the "Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24.0 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. In November 1996, the Superior Court of Fulton County, Georgia (the "Superior Court") rendered its decision and reversed the Georgia PSC order, finding, among other matters, that the Georgia PSC had exceeded its authority by conducting a rate proceeding after the Company's election of alternative regulation. The Superior Court did not rule on a number of other assertions made by the Company as grounds for reversal of the Georgia PSC order. The Georgia PSC appealed the Superior Court's decision, and in July 1997, the Georgia Court of Appeals reversed the Superior Court's decision. In August 1997, the Company filed with the Georgia Supreme Court a petition requesting that the Georgia Court of Appeals' decision be reversed. In October 1998, the Georgia Supreme Court upheld the Georgia Court of Appeals' ruling that the Georgia PSC had the authority to conduct the rate proceeding. The case was returned to the Superior Court for it to rule on the issues it had not previously decided. In April 1999, the Superior Court vacated and reversed the July 1996 Georgia PSC order and remanded the case with instructions to dismiss. The Georgia PSC appealed the Superior Court's decision.

      In April 2000, ALLTEL signed a settlement agreement with the Georgia PSC to settle this case. As part of the agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions totaled $11.7 million in 2000 and will total approximately $26.0 million in 2001. In exchange for the Company's commitments, the Georgia PSC agreed to withdraw its appeal of the Superior Court's April 1999 decision. In June 2000, the Georgia Court of Appeals acknowledged that the case had been settled and thus its ruling was moot, but denied the motion to dismiss and reversed the Superior Court's decision. In September 2000, ALLTEL and the Georgia PSC reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL issued a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits, which totaled $11.5 million, were issued during the fourth quarter of 2000, and were recorded as a reduction in wireline operating revenues. These one-time credits were in addition to the other commitments agreed to by ALLTEL under the settlement agreement signed in April 2000, as discussed above.

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

16.   Business Segments:
      ALLTEL disaggregates its business operations based upon differences in products and services. The Company's communications operations consist of its wireless, wireline and emerging businesses segments. Wireless communications and paging services are provided in 21 states. The Company's wireline subsidiaries provide primary local service and network access in 15 states. Emerging businesses include the Company's long-distance, local competitive access, Internet access, network management and PCS operations. Long-distance and Internet access services are marketed in 24 states. The Company is currently providing local competitive access, PCS and network management services in select areas within its geographically focused communications markets. Information services provide information processing, outsourcing services and application software primarily to financial and telecommunications customers. The principal markets for information services' products and services are commercial banks, financial institutions and telecommunications companies in the United States and major international markets. Other operations consist of the Company's product distribution and directory publishing operations. Corporate items include general corporate expenses, headquarters facilities and equipment, investments, goodwill and other non-recurring and unusual items not allocated to the segments.

      The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The non-recurring and unusual items discussed in Notes 10, 11 and 12 are not allocated to the segments and are included in corporate operations. The Company evaluates performance of the segments based on segment operating income, excluding non-recurring and unusual items. The Company accounts for intercompany sales at current market prices or in accordance with regulatory requirements.

     (Millions)

Information about the Company's business segments was as follows for the year ended December 31, 2000:


------------------------------------------------------------------------------------------------------------------------------------
                                     Communications

                        ----------------------------------------
                                             Emerging            Information   Other     Total   Corporate Intercompany Consolidated
                         Wireless  Wireline Businesses   Total    Services   Operations Segments Operations Eliminations    Total
                        --------- --------- ---------- --------- ----------- ---------- -------- ---------- ------------ -----------
Revenues and sales
  from unaffiliated
  customers:
      Domestic           $3,332.6  $1,682.1    $332.4  $ 5,347.1   $  853.7    $396.4   $ 6,597.2   $    --    $    --   $  6,597.2
      International            --        --        --         --      134.2        --       134.2        --         --        134.2
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
                          3,332.6   1,682.1     332.4    5,347.1      987.9     396.4     6,731.4        --         --      6,731.4
Intercompany revenues
  and sales                    --      63.9      67.3      131.2      292.0     237.8       661.0        --     (325.4)a      335.6
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
   Total revenues and
     sales                3,332.6   1,746.0     399.7    5,478.3    1,279.9     634.2     7,392.4        --     (325.4)     7,067.0
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
Operating expenses        2,015.4     732.9     389.6    3,137.9      940.8     610.4     4,689.1      22.0     (325.4)a    4,385.7
Depreciation and amort-
   ization                  438.0     345.2      34.0      817.2      154.1       1.7       973.0      15.4         --        988.4
Merger and integration
   expenses and other
   charges                     --        --        --         --         --        --          --      25.4         --         25.4
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
   Total costs and
     expenses             2,453.4   1,078.1     423.6    3,955.1    1,094.9     612.1     5,662.1      62.8     (325.4)     5,399.5
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------

Operating income (loss)     879.2     667.9     (23.9)   1,523.2      185.0      22.1     1,730.3     (62.8)        --      1,667.5

Equity earnings in
   unconsolidated
   partnerships             120.5        --        --      120.5         --        --       120.5        --         --        120.5
Minority interest in
   consolidated
   partnerships             (98.0)       --        --      (98.0)       0.8        --       (97.2)       --         --        (97.2)
Other income, net            13.2       5.5       3.5       22.2       18.2        --        40.4       1.8         --         42.2
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
   Total non-operating
     income, net             35.7       5.5       3.5       44.7       19.0        --        63.7       1.8         --         65.5
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
Interest expense           (203.8)    (57.1)    (33.3)    (294.2)      (8.3)     (2.8)     (305.3)     (5.5)        --       (310.8)
Gain on disposal of
   assets and other            --        --        --         --         --        --          --   1,928.5         --      1,928.5
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
Income before income
    taxes                   711.1     616.3     (53.7)   1,273.7      195.7      19.3     1,488.7   1,862.0         --      3,350.7
Income tax expense
   (benefit)                314.0     231.4     (20.7)     524.7       81.7       7.4       613.8     771.5         --      1,385.3
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
Income before cumul-
   ative effect of
   accounting change        397.1     384.9     (33.0)     749.0      114.0      11.9       874.9   1,090.5         --      1,965.4
Cumulative effect of
   accounting change        (34.5)     (1.8)     (0.3)     (36.6)        --        --       (36.6)       --         --        (36.6)
                         --------  --------    ------  ---------   --------    ------   ---------   -------    -------   ----------
Net income (loss)        $  362.6  $  383.1    $(33.3) $   712.4   $  114.0    $ 11.9   $   838.3  $1,090.5    $    --    $ 1,928.8
-----------------------------------------------------------------------------------------------------------------------------------
Assets                   $6,990.4  $3,124.1    $472.3  $10,586.8   $  948.3    $521.2   $12,056.3  $  428.6b   $(302.9)c  $12,182.0
Investments in
   unconsolidated
   partnerships          $  231.8  $     --    $   --  $   231.8   $     --    $   --   $   231.8  $     --    $    --    $   231.8
Capital expenditures     $  541.7  $  330.6    $152.5  $ 1,024.8   $  118.5    $  5.9   $ 1,149.2  $   15.5    $    --    $ 1,164.7
-----------------------------------------------------------------------------------------------------------------------------------

Notes:
-----
a See "Transactions with Certain Affiliates" in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.
b Corporate assets consist of fixed assets ($225.1 million), investments ($44.6 million), goodwill ($99.1 million) and other assets ($59.8 million) not allocated to the segments.
c Elimination of intercompany receivables.

     (Millions)

Information about the Company's business segments was as follows for the year ended December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                     Communications

                        ----------------------------------------
                                             Emerging            Information   Other     Total   Corporate Intercompany Consolidated
                         Wireless  Wireline Businesses   Total    Services   Operations Segments Operations Eliminations    Total
                        --------- --------- ---------- --------- ----------- ---------- -------- ---------- ------------ -----------
Revenues and sales
  from unaffiliated
  customers:
      Domestic           $2,902.2  $1,621.4    $270.0   $4,793.6   $  822.1   $  368.8  $5,984.5    $   --     $     --   $ 5,984.5
      International            --        --        --         --      155.3         --     155.3        --           --       155.3
                         --------  --------    ------   --------   --------   --------  --------    ------     --------   ---------
                          2,902.2   1,621.4     270.0    4,793.6      977.4      368.8   6,139.8        --           --     6,139.8
Intercompany revenues
  and sales                    --      56.1      10.4       66.5      268.1      211.0     545.6        --       (224.0)a     321.6
                         --------  --------    ------   --------   --------   --------  --------    ------     --------   ---------
   Total revenues
     and sales            2,902.2   1,677.5     280.4    4,860.1    1,245.5      579.8   6,685.4        --       (224.0)    6,461.4
                         --------  --------    ------   --------   --------   --------  --------    ------     --------   ---------
Operating expenses        1,664.4     734.7     300.3    2,699.4      926.1      557.0   4,182.5      25.1       (224.0)a   3,983.6
Depreciation and amort-
  ization                   351.3     323.7      27.4      702.4      144.1        1.2     847.7      14.5           --       862.2
Merger and integration
  expenses and other
  charges                      --        --        --         --         --         --        --      90.5           --        90.5
                         --------  --------    ------   --------    --------  --------  --------    ------     --------   ---------
  Total costs and
    expenses              2,015.7   1,058.4     327.7    3,401.8     1,070.2     558.2   5,030.2     130.1       (224.0)    4,936.3
                         --------  --------    ------   --------    --------  --------  --------    ------     --------   ---------

Operating income (loss)     886.5     619.1     (47.3)   1,458.3       175.3      21.6   1,655.2    (130.1)          --     1,525.1

Equity earnings in
  unconsolidated
  partnerships              105.0        --        --      105.0          --        --     105.0        --           --       105.0
Minority interest in
  consolidated
  partnerships             (116.6)       --        --     (116.6)         --        --    (116.6)       --           --      (116.6)
Other income, net            18.3       6.2       7.2       31.7        17.2       0.5      49.4       5.0           --        54.4
                         --------  --------    ------   --------    --------  --------  --------    ------     --------   ---------
  Total non-operating
    income, net               6.7       6.2       7.2       20.1        17.2       0.5      37.8       5.0           --        42.8
                         --------  --------    ------   --------    --------  --------  --------    ------     --------   ---------
Interest expense           (174.8)    (67.2)    (25.0)    (267.0)       (9.7)     (1.4)   (278.1)     (2.1)          --      (280.2)
Gain on disposal of
  assets and other             --        --        --         --          --        --        --      43.1           --        43.1
                         --------  --------    ------   --------    --------   -------  --------    ------     --------   ---------
Income before income
  taxes                     718.4     558.1     (65.1)   1,211.4       182.8      20.7   1,414.9     (84.1)          --     1,330.8
Income tax expense
  (benefit)                 304.0     204.7     (25.0)     483.7        75.2       8.0     566.9     (19.7)          --       547.2
                         --------  --------    ------   --------    --------   -------  --------    ------     --------   ---------
Net income (loss)        $  414.4  $  353.4    $(40.1)  $  727.7    $  107.6   $  12.7  $  848.0    $(64.4)    $     --   $   783.6
-----------------------------------------------------------------------------------------------------------------------------------
Assets                   $4,790.2  $3,171.5    $436.8   $8,398.5    $  883.6   $ 259.4  $9,541.5  $1,351.7b    $ (119.0)c $10,774.2
Investments in
  unconsolidated
  partnerships           $  490.8  $     --    $   --   $  490.8    $     --   $    --  $  490.8  $     --     $     --   $   490.8
Capital expenditures     $  350.7  $  352.9    $118.3   $  821.9    $   94.6   $   1.0  $  917.5  $   89.0     $     --   $ 1,006.5
-----------------------------------------------------------------------------------------------------------------------------------

Notes:
-----
a See "Transactions with Certain Affiliates" in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.
b Corporate assets consist of fixed assets ($216.8 million), investments
  ($1,019.6 million), goodwill ($102.1 million) and other assets ($13.2 million) not allocated to the segments.
c Elimination of intercompany receivables.

     (Millions)

Information about the Company's business segments was as follows for the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
                                     Communications

                        ----------------------------------------
                                             Emerging            Information   Other     Total   Corporate Intercompany Consolidated
                         Wireless  Wireline Businesses   Total    Services   Operations Segments Operations Eliminations    Total
                        --------- --------- ---------- --------- ----------- ---------- -------- ---------- ------------ -----------
Revenues and sales
  from unaffiliated
  customers:
      Domestic           $2,493.7  $1,448.8   $ 155.9   $4,098.4  $   850.8  $  338.1   $5,287.3    $   --     $    --    $5,287.3
      International            --        --        --         --      154.3        --      154.3        --          --       154.3
                         --------  --------   -------   --------  ---------  --------   --------    ------     -------    --------
                          2,493.7   1,448.8     155.9    4,098.4    1,005.1     338.1    5,441.6        --          --     5,441.6
Intercompany revenues
  and sales                    --      50.4      11.4       61.8      156.7     263.2      481.7        --      (142.6)a     339.1
                         --------  --------   -------   --------  ---------  --------   --------    ------     -------    --------
   Total revenues and
     sales                2,493.7   1,499.2     167.3    4,160.2    1,161.8     601.3    5,923.3        --      (142.6)    5,780.7
                         --------  --------   -------   --------  ---------  --------   --------    ------     -------    --------

Operating expenses        1,499.5     679.1     191.1    2,369.7      860.4     573.7    3,803.8      12.1      (142.6)a   3,673.3
Depreciation and amort-
  ization                   319.6     289.5      14.2      623.3      138.7       1.7      763.7      10.8          --       774.5
Merger and integration
  expenses                     --        --        --         --         --        --         --     252.0          --       252.0
Provision to reduce
  carrying value of
  certain assets               --        --        --         --         --        --         --      55.0          --        55.0
                         --------  --------   -------   --------   --------  --------   --------    ------     -------    --------
  Total costs and
    expenses              1,819.1     968.6     205.3    2,993.0      999.1     575.4    4,567.5     329.9      (142.6)    4,754.8
                         --------  --------   -------   --------   --------  --------   --------    ------     -------    --------

Operating income (loss)     674.6     530.6     (38.0)   1,167.2      162.7      25.9    1,355.8    (329.9)         --     1,025.9

Equity earnings in
  unconsolidated
  partnerships              114.9        --        --      114.9         --        --      114.9        --          --       114.9
Minority interest in
  consolidated
  partnerships             (104.5)       --        --     (104.5)        --        --     (104.5)       --          --      (104.5)
Other income, net            29.5      10.5       2.9       42.9       10.6       0.3       53.8       0.5          --        54.3
                         --------  --------   -------   --------   --------  --------   --------    ------     -------    --------
   Total non-operating
     income, net             39.9      10.5       2.9       53.3       10.6       0.3       64.2       0.5          --        64.7
                         --------  --------   -------   --------   --------  --------   --------    ------     -------    --------
Interest expense           (162.7)    (62.8)    (13.0)    (238.5)     (12.3)     (1.3)    (252.1)    (26.3)         --      (278.4)
Gain on disposal of
  assets and other             --        --        --         --         --        --         --     292.7          --       292.7
                         --------  --------   -------   --------   --------  --------   --------    ------     -------    --------
Income before income
  taxes                     551.8     478.3     (48.1)     982.0      161.0      24.9    1,167.9     (63.0)         --     1,104.9
Income tax expense
  (benefit)                 241.3     179.1     (18.6)     401.8       67.6       9.7      479.1      22.7          --       501.8
                         --------  --------   -------   --------   --------  --------   --------    ------     -------    --------
Net income (loss)        $  310.5  $  299.2   $ (29.5)  $  580.2   $   93.4  $   15.2   $  688.8    $(85.7)    $    --    $  603.1
----------------------------------------------------------------------------------------------------------------------------------
Assets                   $4,611.5  $3,080.0   $ 217.0   $7,908.5   $  872.8  $  179.9   $8,961.2  $1,258.4b    $ (64.1)c $10,155.5
Investments in
  unconsolidated
  partnerships          $   634.2  $     --   $    --   $  634.2   $     --  $     --   $  634.2  $     --     $   --     $  634.2
Capital expenditures    $   363.4  $  319.1   $ 174.6   $  857.1   $  111.3  $    1.5   $  969.9  $   28.1     $   --     $  998.0
----------------------------------------------------------------------------------------------------------------------------------

Notes:

a See "Transactions with Certain Affiliates" in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.
b Corporate assets consist of fixed assets ($141.4 million), investments ($954.6 million), goodwill ($104.3 million) and other assets ($58.1 million) not allocated to the segments.
c Elimination of intercompany receivables.

17.  QUARTERLY FINANCIAL INFORMATION - (Unaudited):
     (Millions, except per share amounts)

                                                                                For the year ended December 31, 2000
                                                             ----------------------------------------------------------------------
                                                                  Total            4th             3rd            2nd           1st
-----------------------------------------------------------------------------------------------------------------------------------
   Revenues and sales                                         $ 7,067.0      $ 1,843.8       $ 1,803.2      $ 1,775.0     $ 1,645.0
   Operating income                                           $ 1,667.5      $   404.4       $   411.9      $   445.7     $   405.5
   Income before cumulative effect of accounting change       $ 1,965.4      $   261.9       $   484.0      $ 1,003.5     $   216.0
   Cumulative effect of accounting change                         (36.6)            --              --             --         (36.6)
                                                              ---------      ---------       ---------      ---------     ---------
   Net income                                                   1,928.8          261.9           484.0        1,003.5         179.4
   Preferred dividends                                              0.1             --              --            0.1            --
                                                              ---------      ---------       ---------      ---------     ---------
   Net income applicable to common shares                     $ 1,928.7      $   261.9       $   484.0     $  1,003.4     $   179.4
   --------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per share:
     Income before cumulative effect of accounting change         $6.25           $.84           $1.54          $3.18          $.69
     Cumulative effect of accounting change                        (.12)            --              --             --          (.12)
                                                                 ------           ----          ------          -----         -----
     Net income                                                   $6.13           $.84           $1.54          $3.18          $.57
   --------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share:
     Income before cumulative effect of accounting change         $6.20           $.83           $1.53          $3.15          $.68
     Cumulative effect of accounting change                        (.12)            --              --             --          (.12)
                                                                  -----           ----           -----          -----          ----
     Net income                                                   $6.08           $.83           $1.53          $3.15          $.56
   --------------------------------------------------------------------------------------------------------------------------------

                                                                                For the year ended December 31, 1999
                                                             -----------------------------------------------------------------------
                                                                  Total            4th             3rd            2nd           1st
   ---------------------------------------------------------------------------------------------------------------------------------
   Revenues and sales                                         $ 6,461.4      $ 1,639.6       $ 1,675.8      $ 1,630.7     $ 1,515.3
   Operating income                                           $ 1,525.1      $   390.4       $   338.5      $   422.8     $   373.4
   Income before cumulative effect of accounting change       $   783.6      $   233.5       $   150.3      $   213.3     $   186.5
   Cumulative effect of accounting change                            --             --              --             --            --
                                                              ---------      ---------       ---------      ---------     ---------
   Net income                                                     783.6          233.5           150.3          213.3         186.5
   Preferred dividends                                              0.9            0.2             0.2            0.3           0.2
                                                              ---------      ---------       ---------      ---------     ---------
   Net income applicable to common shares                     $   782.7      $   233.3       $   150.1      $   213.0     $   186.3
   --------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per share:
     Income before cumulative effect of accounting change         $2.50           $.74            $.48           $.68          $.60
     Cumulative effect of accounting change                          --             --              --             --            --
                                                                 ------           ----          ------          -----          ----
     Net income                                                   $2.50           $.74            $.48           $.68          $.60
-----------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share:
     Income before cumulative effect of accounting change         $2.47           $.73            $.47           $.67           $.59
     Cumulative effect of accounting change                          --             --              --             --             --
                                                                  -----           ----           -----          -----           ----
     Net income                                                   $2.47           $.73            $.47           $.67           $.59
-----------------------------------------------------------------------------------------------------------------------------------

   Notes:
   ------
A. During the fourth quarter of 2000, the Company recorded pretax gains totaling $85.7 million from the sale of equity securities. The Company also recorded a pretax gain of $35.5 million from the sale of PCS operations. The Company also recorded a pretax adjustment of $5.7 million to decrease the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE initially recorded in the second quarter of 2000. These transactions increased net income $67.0 million or $.22 per share. Operating income includes a pretax charge of $1.9 million for branding and signage costs incurred in connection with the acquisition of wireless assets from SBC, partially offset by a $1.1 million reduction in the merger and integration liability related to the Company's September 1999 restructuring of its wireline operations. These charges decreased net income $0.5 million or less than $.01 per share. (See Notes 10 and 12.)

B. In the third quarter of 2000, the Company recorded pretax gains of $476.3 million from the sale of WorldCom common stock, partially offset by a pretax adjustment of $1.4 million to reduce the gain recognized from the wireless property exchanges with Bell Atlantic and GTE. These transactions increased net income $282.3 million or $.90 per share. Operating income includes a pretax charge of $11.5 million related to a litigation settlement. Operating income also includes a pretax charge of $9.2 million for branding and severance costs incurred in connection with the property exchanges with Bell Atlantic and GTE, partially offset by a $1.5 million reduction in liabilities associated with certain 1999 merger and integration activities. These charges decreased net income $11.6 million or $.04 per share. (See Notes 10, 12 and 15.)

C. During the second quarter of 2000, the Company recorded pretax gains of $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and from the sale of certain PCS assets. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in an Internet access service provider. These transactions increased net income $775.1 million or $2.46 per share. Operating income for the second quarter of 2000 includes a pretax charge of $8.8 million for branding and severance costs incurred in connection with the property exchanges with Bell Atlantic and GTE, partially offset by a $2.0 million reduction in the merger and integration liability related to the Company's July 1999 acquisition of Aliant. These charges decreased net income $4.1 million or $.01 per share. (See Notes 10 and 12.)
D. First quarter 2000 operating income includes a pretax charge of $10.1 million incurred in connection with certain restructuring activities in the Company's information services business. This charge decreased net income $5.9 million or $.02 per share. (See Note 10.) Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share. (See Note 2.)
E. During the fourth quarter of 1999, the Company recorded a pretax gain of $43.1 million from the sale of WorldCom common stock. This gain increased net income $27.2 million or $.08 per share. (See Note 12.)
F. Third quarter 1999 operating income includes a pretax charge of $90.5 million in connection with the closing of the Company's mergers with Aliant, Liberty, KINI L.C., AIR and Southern Data and with certain loss contingencies and other restructuring activities. These charges decreased net income $66.0 million or $.21 per share. (See Note 10.)

G. In the opinion of management, all adjustments necessary for a fair presentation of results for each period have been included.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18.   Subsequent Events - (Unaudited):
      On February 15, 2001, the Company announced that it was reorganizing its communications and corporate operations. The reorganization is expected to result in a workforce reduction of approximately 1,000 positions. As a result of the reorganization, the Company will record a one-time, pretax charge of $40 to $50 million during the first quarter of 2001.

      On February 20, 2001, the Company completed the sale of 20 PCS licenses in six states to Verizon Wireless at a total cash purchase price of $410 million.