Form 10-K405/A
period 2000-12-31
ALLTEL CORP
filed 2001-04-26
CIK 65873

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

     Aggregate market value of voting stock held by non-affiliates as of

January 31, 2001 -            $18,527,185,990

      Common shares outstanding, January 31, 2001 -        313,064,988

DOCUMENTS INCORPORATED BY REFERENCE
Document	Incorporated Into
Proxy statement for the 2001 Annual Meeting
of stockholders	Part III
The Exhibit Index is located on page 2 of this amendment.

SIGNATURE

            The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 2000 Annual Report on Form 10-K as set forth in the pages attached hereto;

(list all such items, financial statements, exhibits
or other portions amended)

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALLTEL CORPORATION
(Registrant)

                             /s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President - Chief Financial Officer
April 26, 2001

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
Plan as of December 31, 2000 and 1999 and for the year ended
December 31, 2000 (filed herewith).

2

EXHIBIT 23(a)

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
ALLTEL Corporation:

As independent public accountants, we hereby consent to the incorporation of our report dated April 26, 2001 included (or incorporated by reference) in this Amendment No. 1 to the 2000 ALLTEL Corporation Annual Report on Form 10-K, into the Company's previously filed Registration Statements, File Nos. 333-68243, 333-94267, 2-99523, 33-48476, 33-54175, 33-56291, 33-65199, 333-88907, 333-88923 and 333-90167.

                         /s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
April 26, 2001.

3

EXHIBIT 99 (a)

FORM 11-K INFORMATION FOR THE

ALLTEL CORPORATION THRIFT PLAN

AS OF DECEMBER 31, 2000 AND 1999

AND FOR THE YEAR ENDED DECEMBER 31, 2000

REQUIRED INFORMATION

           The ALLTEL Corporation Thrift Plan (the "Plan") is subject to the Employee Retirement Income Security Act of 1974.

          Item 4. In lieu of the requirements of Items 1, 2 and 3 of Form 11-K, the following financial statements of the Plan are being filed as Exhibit 99(a) to this Report:

          1.        Report of Independent Public Accountants

          2.        Statements of Net Assets Available for Benefits as of December 31, 2000 and 1999

          3.        Statement of Changes in Net Assets Available for Benefits for the year ended

                     December 31, 2000

          4.        Notes to Financial Statements and Supplemental Schedule as of December 31,

                     2000 and 1999

          5.        Schedule of Assets Held for Investment Purposes as of December 31, 2000

          The Consent of Independent Public Accountants to the inclusion of the foregoing financial statements herein is being filed as Exhibit 23(a) to this Report.

ALLTEL CORPORATION THRIFT PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
As of December 31, 2000 and 1999
TOGETHER WITH AUDITORS' REPORT

ALLTEL CORPORATION THRIFT PLAN

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

As of December 31, 2000 and 1999

Report of Independent Public Accountants	1

Financial Statements:

Statements of Net Assets Available for Benefits
as of December 31, 2000 and 1999	2

Statement of Changes in Net Assets Available for Benefits
for the year ended December 31, 2000	3

Notes to Financial Statements and Supplemental Schedule	4 - 11

Supplemental Schedule:

Schedule I: Line 27a - Schedule of Assets Held for Investment
Purposes as of December 31, 2000	12

Report of Independent Public Accountants

To the Administrator of the
    ALLTEL Corporation Thrift Plan:

We have audited the accompanying statements of net assets available for benefits of the ALLTEL Corporation Thrift Plan (the "Plan") as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the year ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of ALLTEL Corporation in its capacity as administrator of the Plan (the "Administrator"). Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Administrator, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Assets Held for Investment Purposes is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    /s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
April 26, 2001.

ALLTEL CORPORATION THRIFT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

As of December 31,
	2000	1999
ASSETS:

Investments, at fair value (Schedule I and Note 2):
ALLTEL Corporation Common Stock	$ 108,050,716	$ 116,371,493
Mutual Investment Funds	331,129,899	347,964,657
Money Market Funds	49,929,490	58,485,502
Participant Loans	10,584,153	10,060,181
Total investments	499,694,258	532,881,833

Receivables:
Employer's contribution	15,450,821	14,518,727
Accrued interest and dividends	579,970	710,309
Due from broker	238,672	-
Total receivables	16,269,463	15,229,036

Total assets	515,963,721	548,110,869

LIABILITIES:
Due to broker	-	1,720,978

NET ASSETS AVAILABLE FOR BENEFITS	$ 515,963,721	$ 546,389,891

The accompanying notes are an integral part of these statements.

ALLTEL CORPORATION THRIFT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

For the year ended December 31, 2000
ADDITIONS:
Investment income (loss):
Dividend income	$ 12,847,055
Interest income	3,898,543
Net depreciation in fair value of investments (Note 2)	(58,642,927)
Total investment loss	(41,897,329)

Contributions:
Employer	15,450,821
Employee	49,100,768
Employee rollovers	2,399,555
Total contributions	66,951,144

Transfer from other plan (Note 3)	7,207,933

Total additions	32,261,748

DEDUCTIONS:
Benefit payments and withdrawals	62,687,918

Total deductions	62,687,918

Net decrease	(30,426,170)

NET ASSETS AVAILABLE FOR BENEFITS:

Beginning of year	546,389,891

End of year	$515,963,721

The accompanying notes are an integral part of this statement.

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

DECEMBER 31, 2000 AND 1999

        1.         PLAN DESCRIPTION

The following is a brief description of the ALLTEL Corporation Thrift Plan (the "Plan") and the administration thereof and is provided for general information purposes only. Participants should refer to the plan document or the summary plan description for a more complete description of the Plan's provisions.

                    General

The Plan is a defined contribution employee benefit plan designed to assist employees in planning for retirement. The Plan covers substantially all non-bargaining employees of ALLTEL Corporation and its subsidiaries ("ALLTEL" or the "Company"). Employees who are (1) covered by a collective bargaining agreement, subject to certain limitations, (2) leased by the Company, (3) nonresident aliens with no U.S. income or (4) employed by Aliant Communications, Aliant Systems and Aliant Cellular are not eligible to participate in the Plan.

Administration

The Plan is administered by ALLTEL (the "Administrator"). Chase Manhattan Bank ("Chase" or the "Trustee") is the trustee of the Plan.

Plan Contributions

Each year, participants may contribute up to 14 percent of their pretax annual compensation, as defined in the Plan document. Participant contributions are subject to certain dollar limitations established by the Internal Revenue Service (the "IRS"), which were $10,500 and $10,000 for 2000 and 1999, respectively. Employees considered "highly compensated", as defined in the Plan document, are currently limited to contributing up to 7 percent of their pretax annual compensation. Following the end of the Plan year, the Company will contribute 1 percent of eligible Plan compensation to the account of every eligible participant. A participant will receive this non-elective employer contribution regardless of whether the participant has elected to defer any of his/her own compensation to the Plan. To qualify for the non-elective employer contribution, a participant must (1) have worked at least 1,000 hours during the year for which the contribution is being made, (2) have completed one year of service (12 consecutive months during which at least 1,000 hours are worked) and (3) be employed by the Company on the last business day of the year. The non-elective employer contribution will also be made to the account of a participant who dies, becomes disabled or qualifies for normal or early retirement during the year.

In addition to the 1 percent non-elective employer contribution, employees of ALLTEL Information Services, Inc. ("AIS"), a wholly-owned subsidiary of ALLTEL and its subsidiaries may receive a matching employer contribution. The amount of the match is determined each year by the Company. In 2000, the Company provided a basic employer matching contribution equal to 25 percent of the first 6 percent of eligible compensation that a participant contributed to the Plan, plus an additional matching contribution of 12 percent on salary deferrals greater than 3 percent but less than 6 percent of eligible plan compensation. All employer contributions are funded annually following the Plan's year-end.

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE, Continued

____

The employer contribution is invested according to a participant's investment election. If no investment election has been made, the participant's portion of the employer contribution is invested in a short-term money market fund. The Plan as amended and restated allows for any eligible employee who was a participant in a plan qualified under Section 401 of the Internal Revenue Code (the "Code") and who receives a cash distribution from such plan to make a rollover contribution to the Plan. Such rollover contributions are permitted provided the employee is entitled under Section 402 (c)(1) or Section 408 (d)(3)(A) of the Code to rollover a distribution to another qualified retirement plan.

Participant Accounts

Individual accounts are maintained for each of the Plan's participants to reflect the participant's contributions and related employer non-elective and matching contributions, if applicable, as well as the participant's share of the Plan's earnings and any related administrative expenses. Allocations of the Plan's earnings and administrative expenses, if applicable, are based upon participant earnings or account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

Vesting and Benefits

Participants are fully vested in their employee contributions, non-elective and matching employer contributions and the accumulated earnings thereon. Participants may elect upon termination of employment to defer payment of their account balance if it exceeds $5,000. The Plan's obligation for the undistributed net assets of former employees approximated $79,216,000 and $92,958,000 as of December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, the Plan had 21,398 and 19,254 participants with account balances, respectively.

Benefit Payments

Participants or their beneficiaries, as applicable, are entitled to receive the vested balance of their Plan account when they retire at age 65 or later, if they become permanently disabled, upon death or upon separation from service with the Company. The Plan permits early retirement between ages 55 and 65 provided that required service levels have been met. If a participant's account balance exceeds $5,000, participants may elect to receive the distributions in a lump-sum payment, in installment payments, subject to certain limitations, or a combination of both. If a participant's account balance is equal to or less than $5,000, the account will be distributed in a lump-sum payment. Additionally, participants may withdraw funds from their Plan account, with the approval of the Administrator, for "hardship" reasons as defined by the IRS.

Plan Termination

While it has not expressed any intention to do so, the Administrator has the right to terminate the Plan. In the event that the Plan is terminated, the interest of all affected participants shall be fully vested and non-forfeitable as of the date of the Plan's termination. In addition, each participant shall be entitled to receive the entire amount of his/her account balance in cash or in assets of the Plan as the Trustee shall determine. Participants in the Plan are entitled to certain rights and protection under the Employee Retirement Income Security Act of 1974 ("ERISA").

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE, Continued

____

         2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting. The financial statements and supplementary schedule have been prepared to satisfy the reporting and disclosure requirements of ERISA. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Administrator to make estimates and assumptions that affect the amount of assets, liabilities, income and expenses, and disclosures of certain contingent assets and liabilities at the date of the financial statements. The estimates and assumptions used in the accompanying financial statements are based upon the Administrator's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

Investments

During 2000, participants directed their contributions among the following investment options and were allowed to change their investment elections subject to certain restrictions imposed by the funds and the Plan. Among the Plan's investment options are investment funds managed by Barclays Global Investors, N.A. ("BGI") and by Fidelity Investments ("Fidelity"). A brief description of each investment option available to plan participants during 2000 is provided below:

ALLTEL Corporation Common Stock Fund - Contributions to this fund are primarily used to purchase shares of ALLTEL common stock in the open market. This fund also holds a portion of its invested funds in a short-term money market fund or other such liquid investments as determined by the Trustee.

A brief description of the ten investment funds managed by BGI is as follows:

Daily EAFE Equity Index Fund - This fund seeks long-term capital appreciation through investment in substantially the same common stocks that comprise the Morgan Stanley Capital International Europe, Australia and Far East "Free" Index (the "EAFE Index"), an index designed to measure the aggregate performance of the stock markets of Europe, Australia, New Zealand and the Far East.

Daily Equity Index Fund - This fund seeks long-term capital appreciation through investment in substantially the same common stocks that comprise the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), an index designed to measure the aggregate performance of the U.S. market for stocks of large capitalization.

1-3 Year Government Bond Index Fund - This fund invests in obligations issued or guaranteed by the U.S. Government or its agencies that have maturities ranging from one to three years. This fund attempts to duplicate the total return of the Lehman Brothers Aggregate 1-3 Year Government Bond Index, an index designed to measure the aggregate performance of U.S. Government-issued bonds with maturities greater than one year but less than three years.

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE, Continued

____

U.S. Debt Index Fund - This fund seeks long-term capital appreciation through investment in obligations issued or guaranteed by the U.S. Government or its agencies, including mortgage-backed securities and investment grade obligations issued by domestic and certain foreign corporations with a remaining maturity exceeding one year. This fund attempts to duplicate the total return of the Lehman Brothers Aggregate Bond Index, an index designed to measure the aggregate performance of the U.S. market for investment-grade debt securities.

Money Market Fund - This fund seeks maximum current income while preserving capital through investment in money market instruments including U.S. Government and agency obligations, bank obligations including certificates of deposit, bankers' acceptances and time deposits, and short-term commercial debt instruments such as commercial paper, unsecured loan participations or variable rate demand notes and repurchase agreements.

LifePath Funds - These funds consist of the LifePath Income Fund, LifePath 2010 Fund, LifePath 2020 Fund, LifePath 2030 Fund and the LifePath 2040 Fund. Each fund contains a target investment date and seeks to provide a balance of short-term stability and long-term appreciation most appropriate for its target investment date. Each fund invests in various classes of domestic and foreign equity and debt securities and money market instruments. Generally, the funds with longer time horizons invest more heavily in equity securities, while funds with shorter time horizons invest in debt securities and money market instruments. When the LifePath Fund reaches its target investment date, it mergers with the LifePath Income Fund.

Following is a brief description of the two investment funds managed by Fidelity:

Equity-Income Fund - This fund seeks reasonable income by investing in income-producing equity securities. The fund invests in common and preferred stocks and debt securities whose yields exceed the composite yield of the S&P 500 Index, have rising or above-average dividends or have potential for future dividend growth.

Magellan Fund - This fund seeks long-term capital appreciation through investment in common stocks and convertible securities of domestic, foreign and multinational companies.

Any excess cash in the above investment funds is automatically invested daily by the        Trustee into the Chase Cash Investment Money Market Fund, a short-term investment fund. Assets of this money market fund consist mainly of corporate demand notes, commercial paper and short-term U.S. Government securities. The carrying value approximates fair value due to the short-term maturity of these investments.

Investments are stated at their fair value as determined by the Trustee. Securities traded on a national exchange are valued at their quoted market price on the last business day of the year. Shares of mutual funds are valued at the net asset value of shares held by the Plan at year-end. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded as earned on the accrual basis. Dividends are recorded on the ex-dividend date.

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE, Continued

____

The following investments represent 5 percent or more of the Plan's net assets as of December 31:

	2000	1999
ALLTEL Corporation Common Stock,
1,730,542 and 1,407,365 shares, respectively	$108,050,716	$116,371,493

Fidelity Magellan Fund,
1,221,900 and 1,140,666 shares, respectively	145,772,616	155,849,255

Fidelity Equity-Income Fund,
1,162,865 and 1,310,017 shares, respectively	62,131,884	70,059,718

BGI Money Market Fund,
49,386,686 and 56,524,433 shares, respectively	49,386,686	56,524,433

BGI Daily Equity Index Fund,
2,295,785 and 2,098,111 shares, respectively	49,198,678	49,517,254

During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value as follows:

ALLTEL Corporation Common Stock	$(29,980,479)
Mutual Funds	(28,662,448)
Total depreciation in fair value	$(58,642,927)

Plan Expenses

As outlined in the Plan document, expenses related to the Plan's operations are paid from the Plan's assets unless ALLTEL elects to pay these expenses. ALLTEL paid all administrative expenses related to the Plan in 2000.

3.      TRANSFER OF ASSETS

During 2000, assets from the Bell Atlantic Mobile Savings and Profit Sharing Retirement Plan ("Bell Atlantic Plan") in the amount of $7,207,933 were transferred to the Plan. The transferred assets are attributable to former employees of SouthwestCo Wireless, L.P. ("SouthwestCo"), who became eligible participants under the Plan as a result of ALLTEL's acquisition of SouthwestCo from Bell Atlantic Corporation during 2000. Effective September 30, 2000, the general provisions of the Plan govern with respect to the interest of the former SouthwestCo employees to the extent not inconsistent with any provision of the Bell Atlantic Plan that may not be eliminated under Section 411(d)(6) of the Code. Additionally, any outstanding loan under the Bell Atlantic Plan transferred into the Plan shall be repaid by payroll deduction and otherwise continue to be administered in accordance with the terms and applicable provisions of the Bell Atlantic Plan in effect at the time the loan was granted.

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE, Continued

____

          4.      EMPLOYER CONTRIBUTIONS

Contributions in the amount of $15,450,821 due to the Plan from the Company had not been funded or allocated among the Plan's funds as of December 31, 2000. The employer's contribution receivable was funded by the Company and allocated among the Plan's investment funds, according to participant elections, during April 2001.

          5.       PARTICIPANT LOANS

Participants can borrow from their account balances amounts not to exceed 50 percent of their vested balance, up to a maximum loan amount of $50,000. Such loans are allowed only for specific purposes and must be repaid through payroll deductions within five years, unless used to purchase a principal residence. Principal and interest is paid ratably through payroll deductions over the term of the loan. If a participant's employment terminates with an outstanding loan, the entire loan must be repaid in full within the time prescribed by the IRS. If the loan is not repaid on time, the unpaid portion will be considered taxable income to the individual. Loans are secured by the balance in the participant's account and bear interest at rates determined by the Administrator upon execution of the loan. Interest rates on the loans outstanding at December 31, 2000 range from 6.00 percent to 10.50 percent.

6. PLAN AMENDMENTS

During 1999, the following amendments to the Plan agreement were adopted:

12.  Provided that non-qualified deferred compensation is excluded for purposes of determining eligible compensation under the Plan.

13.  Provided for the merger of the 360 Plan with and into the Plan, effective August 1, 1999. As of the effective date, the general provisions of the Plan govern with respect to the interest of the 360 Plan participants to the extent not inconsistent with any provision of the 360 Plan that may not be eliminated under Section 411(d)(6) of the Code.

14.  Provided for service crediting under the Plan to certain employees of Corporate Solutions International, Inc. who became eligible participants of the Plan as a result of the acquisition of this company by AIS in 1999. Provided for service crediting under the Plan to certain former collective bargaining employees in the State of Georgia, who became decertified from the collective bargaining unit effective February 22, 1999.

15.  Provided for service crediting under the Plan to certain employees of Advanced Information Resources, Limited and Southern Data Systems, Inc. who became eligible participants of the Plan as a result of the acquisition of these companies by AIS during 1999. Also provided for service crediting under the Plan to certain employees of AIS who became eligible participants of the Plan pursuant to facilities management agreements entered into during 1999.

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE, Continued

____

16.  Provided for participation of collective bargaining employees in the Plan effective January 1, 2000. As of the effective date, collective bargaining employees may participate in the salary deferral contribution feature of the Plan, but are not eligible to receive either the employer matching contribution or the qualified employer non-elective contribution.

During 2000, the following amendments to the Plan agreement were adopted:

17.  Provided for the transfer of assets into the Plan from the Bell Atlantic Plan pursuant to the terms of an Employee Transfer Agreement effective September 30, 2000. Provided service crediting under the Plan to former SouthwestCo employees who became eligible participants under the Plan during 2000.

18.  Provided for service crediting under the Plan to certain former employees of BellSouth Corporation, Origin Technology in Business, Inc., and Harris Bank who transferred employment to ALLTEL and became eligible participants of the Plan during 2000. Also provided that certain former employees of GTE Mobilnet Service Corporation, Harris Bank and Radiofone/Cellular One are eligible to receive a pro-rata allocation of the 2000 non-elective employer contribution. Extended eligibility for Plan benefits to certain employees in Kentucky who were covered by a collective bargaining agreement.

7.       TAX STATUS

The Plan has received a favorable determination letter from the IRS dated January 10, 1997, which states that the Plan, as restated January 1, 1994 and as amended by Amendment Nos. 1 through 4, is "qualified" for the purposes of Section 401(a) of the Code. Amendment Nos. 5 through 18 have not yet been filed with the IRS. The Administrator is of the opinion that the Plan, as amended, is designed and operating in accordance with applicable IRS requirements, and therefore, believes the Plan is qualified and is tax-exempt as of the financial statement date. Employer contributions and income of the Plan are not taxable to the participants until withdrawals or distributions are made.

8.       RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Chase. Since Chase is the Plan trustee, these transactions qualify as party-in-interest transactions. The Plan also invests in ALLTEL's common stock. These transactions also qualify as party-in-interest transactions.

ALLTEL CORPORATION THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE, Continued

____

          9.       RECONCILIATION TO FORM 5500

As of December 31, 2000 and 1999, the Plan had pending distributions to participants who elected to withdraw from the Plan of $1,927,599 and $1,769,203, respectively. These amounts are recorded as a liability in the Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for benefits in accordance with accounting principles generally accepted in the United States.

The following table reconciles the financial statements to the Plan's Form 5500 as filed by the Company for the year ended December 31, 2000:

	Benefits	Distributions	Net Assets Available for Benefits
	Payable	to Participants	2000	1999

Per financial statements	$ -	$62,687,918	$515,963,721	$546,389,891
Accrued benefits payable	1,927,599	1,927,599	(1,927,599)	(1,769,203)
Reversal of prior year
benefit payments accrual	-	(1,769,203)	-	-
Per Form 5500	$1,927,599	$62,846,314	$514,036,122	$544,620,688

Schedule I

ALLTEL CORPORATION THRIFT PLAN

Line 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

As of December 31, 2000
Identity of Issuer, Borrower,	Number of
Lessor or Similar Party	Units/Shares	Historical Cost	Fair Value

Mutual Investment Funds Managed by
Barclays Global Investors, N.A.:
Daily EAFE Equity Index Fund	861,150	$ 14,166,070	$ 14,140,076
Daily Equity Index Fund	2,295,785	39,804,474	49,198,678
1-3 Year Government Bond Index Fund	81,952	876,314	887,545
U.S. Debt Index Fund	704,862	9,532,025	10,974,705
LifePath Income Fund	110,472	1,474,635	1,562,075
LifePath 2010 Fund	376,301	5,219,108	5,979,419
LifePath 2020 Fund	1,127,856	14,056,290	19,365,289
LifePath 2030 Fund	439,947	7,111,576	8,037,841
LifePath 2040 Fund	679,822	12,114,747	13,079,771
		104,355,239	123,225,399
Mutual Investment Funds Managed by
Fidelity Investments:
Equity-Income Fund	1,162,865	57,202,390	62,131,884
Magellan Fund	1,221,900	131,447,698	145,772,616
		188,650,088	207,904,500
Total Mutual Investment Funds		293,005,327	331,129,899

Money Market Funds:
Barclays Global Investors, N.A.
Money Market Fund	49,386,686	49,386,686	49,386,686
* Chase Manhattan Bank Cash Investment
Money Market Fund	542,804	542,804	542,804
Total Money Market Funds		49,929,490	49,929,490

Other Investments:
* ALLTEL Corporation Common Stock	1,730,542	96,558,581	108,050,716
* Participant Loans with interest rates
ranging from 6.00 percent to 10.50 percent	-	10,584,153	10,584,153

Total Investments		$450,077,551	$499,694,258

*  Indicates a party-in-interest.

The accompanying notes are an integral part of this schedule.