Form 10-Q
period 2001-03-31
ALLTEL CORP
filed 2001-05-10
CIK 65873

===================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4996

ALLTEL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE 34-0868285
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Allied Drive, Little Rock, Arkansas 72202
(Address of principal executive offices)	(Zip Code)

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

   YES  X    NO

Number of common shares outstanding as of March 31, 2001:

                                                                             313,064,988

The Exhibit Index is located at sequential page 32.

===================================================================================

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4	Submission of Matters to Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	30

     *          No reportable information under this item.

Forward-Looking Statements
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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share amounts)
	March 31,	December 31,	March 31,
ASSETS	2001	2000	2000

CURRENT ASSETS:
Cash and short-term investments	$ 9.6	$ 67.2	$ 3.3
Accounts receivable (less allowance for doubtful
accounts of $54.4, $52.7 and $34.0, respectively)	1,174.3	1,273.6	950.3
Inventories	168.5	239.9	175.1
Prepaid expenses and other	168.1	200.0	79.8
Total current assets	1,520.5	1,780.7	1,208.5

Investments	266.1	322.4	1,440.2
Goodwill and other intangibles	3,163.4	3,242.1	2,031.6

PROPERTY, PLANT AND EQUIPMENT:
Land	233.2	231.7	237.0
Buildings and improvements	1,009.3	1,003.9	824.5
Wireline	5,246.4	5,169.1	4,809.9
Wireless	3,878.8	3,791.5	2,813.4
Information services	1,027.4	997.1	848.4
Other	472.5	469.5	455.0
Under construction	399.8	450.6	427.6
Total property, plant and equipment	12,267.4	12,113.4	10,415.8
Less accumulated depreciation	5,753.3	5,564.4	4,728.2
Net property, plant and equipment	6,514.1	6,549.0	5,687.6

Other assets	283.8	287.8	301.9

TOTAL ASSETS	$11,747.9	$12,182.0	$10,669.8

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 59.3	$ 68.3	$ 69.2
Accounts payable	454.5	688.4	411.0
Advance payments and customer deposits	226.9	220.4	130.4
Accrued taxes	391.7	166.0	163.4
Accrued dividends	104.4	103.1	101.6
Other current liabilities	269.8	269.7	294.2
Total current liabilities	1,506.6	1,515.9	1,169.8

Long-term debt	3,988.5	4,611.7	3,616.0
Deferred income taxes	225.7	217.0	857.5
Other liabilities	665.9	742.0	714.0

SHAREHOLDERS' EQUITY:
Preferred stock, Series C, $2.06, no par value, issued and
outstanding: 18,974, 19,471 and 21,079 shares, respectively	0.5	0.5	0.5
Common stock, par value $1 per share, 1.0 billion shares
authorized and outstanding: 313,227,464, 312,983,882
and 315,279,643 shares, respectively	313.2	313.0	315.3
Additional paid-in capital	934.9	929.0	1,071.9
Unrealized holding gain on investments	3.8	9.7	499.7
Foreign currency translation adjustment	(10.7)	(4.5)	(6.9)
Retained earnings	4,119.5	3,847.7	2,432.0
Total shareholders' equity	5,361.2	5,095.4	4,312.5

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,747.9	$12,182.0	$10,669.8

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Twelve Months
	Ended March 31,		Ended March 31,
(Dollars in millions,
except per share amounts)	2001	2000	2001	2000
REVENUES AND SALES:
Service revenues	$1,661.5	$1,501.9	$6,579.2	$5,957.5
Product sales	136.4	143.1	640.7	633.6
Total revenues and sales	1,797.9	1,645.0	7,219.9	6,591.1
COSTS AND EXPENSES:
Operations	955.3	862.6	3,825.2	3,441.1
Cost of products sold	142.8	139.4	656.6	612.0
Depreciation and amortization	284.8	227.5	1,045.8	880.2
Merger and integration expenses and other charges	69.0	10.1	84.2	100.6
Total costs and expenses	1,451.9	1,239.6	5,611.8	5,033.9
OPERATING INCOME	346.0	405.4	1,608.1	1,557.2

Equity earnings in unconsolidated partnerships	11.3	32.6	99.2	107.3
Minority interest in consolidated partnerships	(16.8)	(19.8)	(94.2)	(106.4)
Other income, net	10.4	12.8	39.8	54.0
Interest expense	(80.8)	(68.2)	(323.4)	(279.7)
Gain on disposal of assets and other	362.5	-	2,291.0	43.1

Income before income taxes	632.6	362.8	3,620.5	1,375.5
Income taxes	256.4	146.8	1,494.9	562.4

Income before cumulative effect of accounting change	376.2	216.0	2,125.6	813.1
Cumulative effect of accounting change
(net of income taxes of $23.3)	-	(36.6)	-	(36.6)

Net income	376.2	179.4	2,125.6	776.5
Preferred dividends	-	-	0.1	0.7
Net income applicable to common shares	$ 376.2	$179.4	$2,125.5	$775.8
EARNINGS PER SHARE:
Basic:
Income before cumulative effect of accounting change	$1.20	$ .69	$6.77	$2.59
Cumulative effect of accounting change	-	(.12)	-	(.12)
Net income	$1.20	$ .57	$6.77	$2.47
Diluted:
Income before cumulative effect of accounting change	$1.19	$ .68	$6.72	$2.56
Cumulative effect of accounting change	-	(.12)	-	(.12)
Net income	$1.19	$ .56	$6.72	$2.44

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Twelve Months Ended March 31,

(Dollars in millions)	2001	2000	2001	2000

NET CASH PROVIDED FROM OPERATIONS	$ 520.5	$ 347.4	$1,670.4	$1,535.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(207.0)	(158.2)	(1,213.5)	(962.0)
Additions to capitalized software development costs	(29.0)	(10.3)	(112.4)	(45.7)
Additions to investments	(8.6)	(5.7)	(19.1)	(26.7)
Purchase of property, net of cash acquired	(16.4)	-	(1,056.4)	(55.1)
Proceeds from the sale of investments	2.6	-	633.0	45.0
Proceeds from the return on investments	18.8	35.1	77.9	114.8
Proceeds from the sale of assets	411.4	-	740.3	-
Other, net	1.7	7.9	(9.3)	(10.0)
Net cash provided by (used in) investing activities	173.5	(131.2)	(959.5)	(939.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(103.2)	(101.0)	(405.2)	(386.5)
Reductions in long-term debt	(632.2)	(364.2)	(100.0)	(720.0)
Purchase of common stock	-	-	(164.3)	-
Preferred stock redemptions and purchases	-	-	-	(11.9)
Distributions to minority investors	(23.4)	(25.0)	(75.2)	(122.2)
Long term debt issued	-	224.7	36.8	522.9
Common stock issued	7.2	35.0	3.3	56.6
Net cash used in financing activities	(751.6)	(230.5)	(704.6)	(661.1)
Increase (decrease) in cash and short-term investments	(57.6)	(14.3)	6.3	(65.2)

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	67.2	17.6	3.3	68.5
End of the period	$ 9.6	$ 3.3	$ 9.6	$ 3.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.     General:
Basis of Presentation - The consolidated financial statements at March 31, 2001 and 2000 and for the three and twelve month periods then ended for ALLTEL Corporation ("ALLTEL" or the "Company") are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform with the 2001 financial statement presentation. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Change in Business Segment Reporting - During the first quarter of 2001, ALLTEL changed its business segment reporting presentation. As a result of this change, the Company's wireless segment now consists of both its cellular and Personal Communications Services ("PCS") operations. Previously, the PCS operations were included in the Company's emerging businesses segment. Following this change, the Company's emerging businesses segment consists of its long-distance and network management services, competitive local access and Internet access operations. All prior period segment information has been restated to conform with this new financial reporting presentation.

2.     Cumulative Effect of Change in Accounting:
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"), which provided additional guidance in applying generally accepted accounting principles for revenue recognition. As a result, effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform its revenue recognition policies to the requirements of SAB No. 101. Prior to January 1, 2000, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. Following the change, the Company recognizes wireless access revenues over the period in which the corresponding services are provided. Because the Company bills its customers on a cycle basis throughout the month, this change in accounting resulted in the deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company recognizes these fees over the expected life of the customer. The cumulative effect of retroactively applying this change in accounting principle to periods prior to January 1, 2000 resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million. The cumulative effect of the accounting change is included in net income for the three and twelve months ended March 31, 2000.

3.    Merger and Integration Expenses and Other Charges:
In February 2001, the Company restructured its regional communications and corporate operations. As a result, the Company recorded a restructuring charge of $69.0 million during the first quarter of 2001. The restructuring charge consisted of $54.9 million in severance and employee benefit costs related to a planned workforce reduction, $5.2 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charge are non-cash charges of $22.6 million. These non-cash charges consist of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plan was completed in March 2001 and resulted in the elimination of 1,247 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in the

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Merger and Integration Expenses and Other Charges, Continued:
 operations, engineering, sales and corporate support functions. As of March 31, 2001, the Company had paid $21.8 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs include $4.1 million representing the estimated minimum contractual commitments over the next one to five years for 48 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also include $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture will operate as ALLTEL Corebanking Solutions and will market IBM's Corebank software, a real time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote-off the portion of the capitalized software development costs that had no alternative future use or functionality.

During the fourth quarter of 2000, in connection with the purchase of wireless assets in Louisiana from SBC Communications, Inc., the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with its September 1999 restructuring of the wireline operations. This adjustment primarily reflects differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan from 248 to 242.

In connection with the exchange of wireless assets with Bell Atlantic Corporation and GTE Corporation completed during the second and third quarters of 2000, the Company recorded integration expenses and other charges consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The integration plan, completed in September 2000, provided for the elimination of 22 employees in the Company's wireless operations management, engineering and sales support functions. In connection with this integration plan, the Company recorded a charge of $9.2 million in the third quarter of 2000, consisting of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, which consisted of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of March 31, 2001, the Company had paid $5.3 million in severance and employee-related expenses and all of the employee reductions had been completed. During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the acquisitions of Aliant Communications Inc. ("Aliant") and Liberty Cellular, Inc. ("Liberty"). The adjustment to the wireline restructuring plan reflects a reduction in the expected number of employees to be terminated from 308 to 248, while the adjustments to the Aliant and Liberty merger and integration plans reflect differences between estimated and actual severance costs paid. During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflects a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated from 160 to 132.

In an effort to realign the cost structure of its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan, which resulted in the elimination of 199 employees, was completed in July 2000. As of March 31, 2001, the Company had paid $5.9 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for facilities that the Company has abandoned, net of anticipated sublease income.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Merger and Integration Expenses and Other Charges, Continued:
During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, Advanced Information Resources, Ltd. and Southern Data Systems and with certain loss contingencies and other restructuring activities. The merger and integration expenses, which totaled $73.4 million, included professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that have no future alternative use or functionality. Also included are other integration costs incurred in the third quarter consisting of branding and signage costs of $4.1 million and other expenses of $2.2 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 160 employees of Aliant and 40 employees of Liberty, primarily in the corporate support functions, to be substantially completed by the third quarter of 2000. As previously discussed, in the second quarter of 2000, the Company reduced the expected number of Aliant employees to be terminated to 132 and decreased the related accrued liability by $2.0 million. In the third quarter of 2000, the Company further reduced the accrued liabilities related to the Aliant and Liberty mergers by $0.5 million. As of March 31, 2001, the Company had paid $11.6 million in severance and employee-related expenses and all of the 172 employee reductions had been completed.

The lease termination costs included a cancellation fee of $7.3 million representing the negotiated settlement to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998. The lease termination costs also included a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, the Company will convert both the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in November 1999 and conversion of the Aliant operations began in the first quarter of 2001. The $5.2 million amount represented the termination fee specified in the contracts. Of the total termination fee, $0.3 million has been paid with the remainder due upon completion of the conversion of the Aliant operations to ALLTEL's billing system. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, the Company and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million of termination costs were recorded in 1998. Through March 31, 2001, the Company had paid $50.0 million of the termination fee.

In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $17.1 million during the third quarter of 1999. This charge consisted of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan provided for the elimination of approximately 308 employees in the Company's wireline operations support functions to be completed by September 2000. As previously discussed, during 2000, the Company reduced the expected number of employees to be terminated to 242 and decreased the related accrued liability by $2.1 million. As of March 31, 2001, the Company had paid $8.7 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.     Merger and Integration Expenses and Other Charges, Continued:

        The following is a summary of activity related to the liabilities associated with the Company's merger and integration expenses and other charges for the twelve months ended March 31:

	(In Millions)
	2001	2000
Balance, beginning of period	$ 59.0	$ 75.1
Merger and integration expenses and other charges	88.7	100.6
Reversal of accrued liabilities	(4.5)	-
Non-cash charges for employee benefits	(22.6)	-
Non-cash write-down of assets	(11.2)	(10.2)
Cash outlays	(79.4)	(106.5)
Balance, end of period	$ 30.0	$ 59.0

At March 31, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities consists of contract termination fees of $9.9 million, severance and employee-related expenses of $13.6 million and lease cancellation and termination costs of $6.5 million.

4.     Gain on Disposal of Assets and Other:

In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 PCS licenses to Verizon Wireless completed in February 2001. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a wireless partnership with Bell South Mobility, Inc. involving properties in four states. Upon dissolution, the partnership assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of investments.

During the fourth quarter of 2000, the Company recorded pretax gains totaling $85.7 million from the sale of investments, including ALLTEL's remaining investment in WorldCom, Inc. ("WorldCom") common stock. Proceeds from the investment sales amounted to $102.2 million. The Company also recorded pretax gains of $35.5 million from the sale of its PCS operations in Birmingham, Ala. and eight other PCS licenses. In addition, the Company recorded a pretax adjustment of $5.7 million to decrease the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE initially recorded in the second quarter of 2000.

In the third quarter of 2000, the Company recorded pretax gains totaling $476.3 million from the sale of a portion of its investment in WorldCom common stock. In addition, the Company recorded a pretax adjustment of $1.4 million to reduce the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE and the sale of certain PCS assets recorded in the second quarter of 2000, as discussed below. This adjustment, along with the $5.7 million fourth quarter adjustment previously discussed, primarily reflected differences between the actual and estimated book values of the properties transferred.

        In the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and the sale of its PCS operations in Mobile, Ala. and the PCS license covering the Pensacola, Fla. market. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions facing APEX and the company's bankruptcy filing.

During the fourth quarter of 1999, the Company recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom common stock. Proceeds from this sale amounted to $45.0 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.     Comprehensive Income:

        Comprehensive income was as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Dollars in millions)	2001	2000	2001	2000
Net income	$ 376.2	$ 179.4	$2,125.6	$ 776.5
Other comprehensive loss:
Unrealized holding losses on investments
arising in the period	(6.8)	(157.0)	(225.8)	(264.7)
Income tax benefit	(2.3)	(57.1)	(68.5)	(121.2)
	(4.5)	(99.9)	(157.3)	(143.5)
Less: reclassification adjustments
for gains included in net income	(2.4)	-	(564.3)	(43.1)
Income tax expense	1.0	-	225.7	15.9
	(1.4)	-	(338.6)	(27.2)

Net unrealized losses	(9.2)	(157.0)	(790.1)	(307.8)
Income tax benefit	(3.3)	(57.1)	(294.2)	(137.1)
	(5.9)	(99.9)	(495.9)	(170.7)

Foreign currency translation adjustment	(6.2)	(1.4)	(3.8)	(1.3)

Other comprehensive loss before tax	(15.4)	(158.4)	(793.9)	(309.1)
Income tax benefit	(3.3)	(57.1)	(294.2)	(137.1)
Other comprehensive loss	(12.2)	(101.3)	(499.7)	(172.0)
Comprehensive income	$ 364.1	$ 78.1	$1,625.9	$ 604.5

6.     Earnings per Share:

        A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Dollars in millions, except per share amounts)	2001	2000	2001	2000

Basic earnings per share:
Income before cumulative effect of accounting change	$376.2	$216.0	$2,125.6	$813.1
Preferred dividends	-	-	0.1	0.7
Net income applicable to common shares before cumulative
effect of accounting change	$376.2	$216.0	$2,125.5	$812.4

Weighted average common shares outstanding for the period	313.1	315.0	313.9	313.7

Basic earnings per share	$1.20	$.69	$6.77	$2.59

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.     Earnings per Share, Continued:

	Three Months Ended		Twelve Months Ended
(Dollars in millions, except per share amounts)	2001	2000	2001	2000

Diluted earnings per share:
Net income applicable to common shares before cumulative
effect of accounting change	$ 376.2	$ 216.0	$ 2,125.5	$ 812.4
Adjustment for convertible preferred stock dividends	-	-	0.1	0.2
Net income applicable to common shares before cumulative
effect of accounting change and assuming conversion of
preferred stock	$ 376.2	$ 216.0	$ 2,125.6	$ 812.6

Weighted average common shares outstanding for the period	313.1	315.0	313.9	313.7
Increase in shares resulting from:
Exercise of stock options	1.9	2.8	2.1	3.4
Conversion of preferred stock	0.4	0.4	0.4	0.4
Weighted average common shares assuming conversion	315.4	318.2	316.4	317.5

Diluted earnings per share	$1.19	$.68	$6.72	$2.56

7.     Business Segment Information:

ALLTEL manages its business operations based on differences in products and services. The Company evaluates performance based on segment revenue and operating income, excluding non-recurring and unusual items. Segment operating results were as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Dollars in millions)	2001	2000	2001	2000

Revenues and Sales from
External Customers:
Wireless	$ 864.3	$ 740.9	$ 3,473.1	$ 2,985.7
Wireline	422.4	409.5	1,695.0	1,636.8
Emerging businesses	81.3	78.8	317.7	282.7
Total communications	1,368.0	1,229.2	5,485.8	4,905.2
Information services	252.2	235.8	1,004.3	970.0
Other operations	87.0	83.1	400.4	373.7
Total business segments	$ 1,707.2	$ 1,548.1	$ 6,890.5	$ 6,248.9

Intersegment Revenues and Sales:
Wireless	$ -	$ -	$ -	$ -
Wireline	27.6	27.1	64.4	69.3
Emerging businesses	29.6	5.7	91.2	14.0
Total communications	57.2	32.8	155.6	83.3
Information services	75.8	75.0	292.8	281.0
Other operations	35.2	55.0	218.0	227.1
Total business segments	$ 168.2	$ 162.8	$ 666.4	$ 591.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.     Business Segment Information, Continued:

	Three Months Ended		Twelve Months Ended
(Dollars in millions)	2001	2000	2001	2000
Total Revenues and Sales:
Wireless	$ 864.3	$ 740.9	$ 3,473.1	$ 2,985.7
Wireline	450.0	436.6	1,759.4	1,706.1
Emerging businesses	110.9	84.5	408.9	296.7
Total communications	1,425.2	1,262.0	5,641.4	4,988.5
Information services	328.0	310.8	1,297.1	1,251.0
Other operations	122.2	138.1	618.4	600.8
Total business segments	1,875.4	1,710.9	7,556.9	6,840.3
Less: intercompany eliminations	77.5	65.9	337.0	249.2
Total revenues and sales	$1,797.9	$1,645.0	$ 7,219.9	$ 6,591.1

Operating Income (Loss):
Wireless	$ 188.6	$ 214.9	$ 833.9	$ 876.5
Wireline	179.4	170.6	676.7	642.3
Emerging businesses	7.1	(7.6)	9.8	(17.0)
Total communications	375.1	377.9	1,520.4	1,501.8
Information services	44.4	42.0	187.3	176.9
Other operations	4.4	4.4	22.1	21.7
Total business segments	423.9	424.3	1,729.8	1,700.4
Corporate operations	(8.9)	(8.8)	(37.5)	(42.6)
Merger and integration costs and other charges	(69.0)	(10.1)	(84.2)	(100.6)
Total corporate expenses	(77.9)	(18.9)	(121.7)	(143.2)
Total operating income	$ 346.0	$ 405.4	$1,608.1	$1,557.2

8.     Subsequent Event-Tower Agreement:

        On December 20, 2000, the Company announced the signing of a definite agreement with American Tower Corporation ("American Tower") to lease approximately 2,200 of ALLTEL's cell site towers. Under terms of the 15-year lease agreement, American Tower will pay ALLTEL approximately $660.0 million in cash at the commencement of the lease term. American Tower will have the option to purchase the towers for additional consideration at the end of the lease term. The transaction is structured to close in several phases. On April 2, 2001, the first phase of this transaction was completed involving 275 towers. The second phase, involving 322 additional towers, was completed on May 1, 2001.  The remaining phases of the transaction are subject to necessary consents and approvals and should be completed by mid-year.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

    The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2001 and 2000, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

ACQUSITIONS

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

    During 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch ("Vodafone") exchanged wireless properties in 13 states. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $1,423.8 million has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments.

    ALLTEL has engaged a third-party appraisal firm to perform a study to determine the allocation of the total purchase price to the various assets acquired from SBC, Bell Atlantic and GTE. Accordingly, a portion of the excess cost currently allocated to goodwill may be classified as other intangibles and may be amortized over periods different from the goodwill amortization period of 25 years. The Company will record the final purchase price adjustments related to these acquisitions during the second quarter of 2001.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
(Dollars in millions, except per share amounts)	2001	2000	2001	2000
Revenues and sales	$1,797.9	$1,645.0	$7,219.9	$6,591.1
Operating income	$ 346.0	$ 405.4	$1,608.1	$1,557.2
Net income	$ 376.2	$ 179.4	$2,125.6	$ 776.5
Basic earnings per share	$1.20	$.57	$6.77	$2.47
Diluted earnings per share	$1.19	$.56	$6.72	$2.44

    Revenues and sales increased $152.9 million or 9 percent and $628.9 million or 10 percent in the three and twelve month periods ended March 31, 2001, respectively. Revenue growth in each period reflects strong market demand for the Company's communications services as further discussed below.

    Reported operating income, net income and earnings per share for the three and twelve month periods ended March 31, 2001 and 2000 include the effects of various non-recurring and unusual items. As further discussed below, the non-recurring and unusual items include merger and integration expenses and other charges and gains realized from the exchange or sale of assets. Adjusted to exclude the effects of the non-recurring and unusual items in each period, operating income would have decreased $0.5 million or less than 1 percent and would have increased $46.0 million or 3 percent in the three and twelve month periods ended March 31, 2001, respectively. For the same periods of 2001, net income would have decreased $20.4 million or 9 percent and $15.3 million or 2 percent, respectively. When excluding the effects of the non-recurring and unusual items in each period, basic and diluted earnings per share both would have decreased 9 percent in the three month period ended March 31, 2001. For the twelve month period of 2001, basic and diluted earnings per share would have decreased 2 percent and 1 percent, respectively. Operating results for both periods ended March 31, 2001 were adversely affected by additional goodwill amortization of approximately $12.5 million and $39.2 million, respectively, primarily related to the acquisitions of wireless assets previously discussed. Increased interest expense resulting from additional borrowings to fund the wireless asset acquisitions also adversely affected net income and earnings per share growth in the three and twelve month periods of 2001. As further discussed below, in order to realign the cost structure in its core businesses, the Company restructured its communications and corporate operations in February 2001.

    Operating income, net income and earnings per share adjusted for the non-extraordinary, non-recurring and unusual items are summarized in the following tables:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
(Dollars in millions)	2001	2000	2001	2000
Operating income, as reported	$ 346.0	$405.4	$ 1,608.1	$1,557.2
Non-recurring and unusual items:
Litigation settlement	-	-	11.5	-
Merger and integration expenses and other charges	69.0	10.1	84.2	100.6
Operating income, as adjusted	$ 415.0	$415.5	$ 1,703.8	$1,657.8
Net income, as reported	$ 376.2	$179.4	$ 2,125.6	$ 776.5
Non-recurring and unusual items, net of tax:
Cumulative effect of accounting change	-	36.6	-	36.6
Litigation settlement	-	-	7.0	-
Merger and integration expenses and other charges	40.9	5.9	50.1	71.9
Gain on disposal of assets and other	(215.6)	-	(1,340.1)	(27.1)
Net income, as adjusted	$ 201.5	$221.9	$ 842.6	$ 857.9

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2001	2000	2001	2000

Basic earnings per share, as reported	$1.20	$.57	$6.77	$2.47
Non-recurring and unusual items, net of tax:
Cumulative effect of accounting change	-	.12	-	.12
Litigation settlement	-	-	.02	-
Merger and integration expenses and other charges	.13	.01	.16	.23
Gain on disposal of assets and other	(.69)	-	(4.27)	(.09)
Basic earnings per share, as adjusted	$ .64	$.70	$2.68	$2.73
Diluted earnings per share, as reported	$1.19	$.56	$6.72	$2.44
Non-recurring and unusual items, net of tax:
Cumulative effect of accounting change	-	.12	-	.12
Litigation settlement	-	-	.02	-
Merger and integration expenses and other charges	.13	.02	.16	.23
Gain on disposal of assets and other	(.68)	-	(4.24)	(.09)
Diluted earnings per share, as adjusted	$ .64	$.70	$2.66	$2.70

    The operating income, net income and earnings per share impact of the non-recurring and unusual items has been presented as supplemental information only. The non-recurring items reflected in the above tables are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Cumulative Effect of Accounting Change

    As reported in Note 2 to the unaudited interim consolidated financial statements, effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. These changes conform ALLTEL's revenue recognition policies to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Prior to January 1, 2000, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. With the change in accounting, the Company recognizes wireless access revenues over the period in which the corresponding services are provided. As ALLTEL bills its customers on a cycle basis throughout the month, this accounting change resulted in the deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company now recognizes these fees over the expected life of the customer.

Litigation Settlement

    On September 19, 2000, ALLTEL and the Georgia Public Service Commission ("Georgia PSC") reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL agreed to issue a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits were issued to business and residential customers during the fourth quarter of 2000 and totaled $11.5 million. The Company recorded the credits as a reduction in wireline operating revenues. The one-time customer credits were in addition to other commitments agreed to by ALLTEL under an earlier version of the settlement agreement signed on April 11, 2000. As part of the earlier agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions will total approximately $26.0 million in 2001.

Merger and Integration Expenses and Other Charges

    In February 2001, the Company restructured its regional communications and corporate operations. As a result, the Company recorded a restructuring charge of $69.0 million during the first quarter of 2001. The restructuring charge consisted of $54.9 million in severance and employee benefit costs related to a planned workforce reduction, $5.2 million in lease termination costs associated with the closing of several retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charge are non-cash charges of $22.6 million. These non-cash charges consist of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plan was completed in March 2001 and resulted in the elimination of 1,247 employees, including the employees who accepted the early retirement incentive. As of March 31, 2001, the Company had paid $21.8 million in severance and employee-related expenses and all of the employee reductions had been completed.

    The lease termination costs include $4.1 million representing the estimated minimum contractual commitments over the next one to five years for 48 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also include $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced on March 13, 2001. The joint venture will operate as ALLTEL Corebanking Solutions and will market IBM's Corebank software, a real time, continuous banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, ALLTEL ceased further development of its software product and wrote-off the portion of the capitalized software development costs that had no alternative future use or functionality.

    During the fourth quarter of 2000, in connection with the purchase of wireless assets in Louisiana from SBC, the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with its September 1999 restructuring of the wireline operations. This adjustment primarily reflects differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan to 242.

    In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The total charge recorded by the Company in the third quarter was $9.2 million and consisted of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, consisting of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of March 31, 2001, all of the planned employee reductions had been completed and all severance-related expenses had been paid.

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

    In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned, net of anticipated sublease income. As of March 31, 2001, the Company had paid $5.9 million in severance and employee-related expenses and all of the scheduled employee reductions had been completed.

    During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, AIR and Southern Data and with certain loss contingencies and other restructuring activities. The merger and integration expenses totaled $73.4 million and consisted of professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that had no future alternative use or functionality. The other integration costs also included branding and signage costs of $4.1 million and other expenses of $2.2 million incurred in the third quarter of 1999. The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, ALLTEL will convert the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in November 1999, with conversion of the Aliant operations scheduled to be begin in early 2001. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in 1998. Through March 31, 2001, the Company has paid Convergys $50.0 million of the termination fee. As previously discussed, the Company subsequently reduced the accrued liabilities related to the Aliant and Liberty mergers by $2.5 million. As of March 31, 2001, the Company had paid $11.6 million in severance and employee-related expenses and all of the employee reductions had been completed.

    During the third quarter of 1999, the Company also recorded a restructuring charge of $17.1 million consisting of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The original restructuring plan provided for the elimination of 308 employees in the Company's wireline operations support functions. As previously discussed, in the third and fourth quarters of 2000, the Company reduced the number of employees to be terminated to 242 and decreased the related liability by $2.1 million. The lease termination costs represented the minimum estimated contractual commitments over the next one to four years for leased facilities that the Company has abandoned. As of March 31, 2001, the Company had completed the employee reductions and paid $8.7 million in severance-related expenses.

    At March 31, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $30.0 million, consisting of contract termination fees of $9.9 million, severance and employee-related expenses of $13.6 million and lease cancellation and termination costs of $6.5 million. Of the remaining contract termination fees, $7.5 million will be paid in 2001 and $2.4 million will be paid in 2002. Cash outlays for the remaining employee-related expenses and lease termination costs will be disbursed over the next 12 to 60 months. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. As a result of its first quarter 2001 restructuring efforts, ALLTEL expects to realize cost savings through a reduction in employee salaries and other benefit costs of approximately $48.0 million in 2001. (See Note 3 to the unaudited interim consolidated financial statements for additional information regarding the merger and integration expenses and other charges).

Gain on Disposal of Assets and Other

    In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 Personal Communications Services ("PCS") licenses to Verizon Wireless completed in February 2001. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a partnership with Bell South Mobility, Inc. ("Bell South"), involving wireless properties in four states. Upon dissolution, the partnership's assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of investments.

    In addition to including the pretax gains recorded in the first quarter of 2001 discussed above, the twelve month period ended March 31, 2001 also includes pretax gains of $562.0 million from the sale of investments, including ALLTEL's remaining investment in WorldCom, Inc. ("WorldCom") common stock. The Company also recorded pretax gains totaling $1,345.5 million from the exchange of wireless properties with Bell Atlantic and GTE. In addition, the Company recorded pretax gains of $36.0 million from the sale of certain PCS assets. The PCS assets sold include the operations in Birmingham and Mobile, Ala. and PCS licenses in nine other markets including Pensacola, Fla. Following completion of these sales transactions, the Company has 42 PCS licenses representing approximately 17.0 million POPs. The Company also recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions facing APEX and the company's bankruptcy filing.

    The twelve month period ended March 31, 2000 includes a pretax gain of $43.1 million from the sale of a portion of the Company's investment in WorldCom common stock.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

    During the first quarter of 2001, ALLTEL changed its business segment reporting presentation. As a result of this change, the Company's wireless segment now consists of both its cellular and PCS operations. Previously, the PCS operations were included in the Company's emerging businesses segment. Following this change, the Company's emerging businesses segment consists of its long-distance and network management services, competitive local access and Internet access operations.

Communications-Wireless Operations
	Three Months Ended		Twelve Months Ended
(Dollars in millions, customers in thousands)	March 31,		March 31,
	2001	2000	2001	2000
Revenues and sales	$864.3	$740.9	$3,473.1	$2,985.7
Operating income	$188.6	$214.9	$ 833.9	$ 876.5
Customers	6,350.4	5,123.5
Market penetration	12.8%	13.0%

    Wireless revenues and sales increased $123.4 million or 17 percent and $487.4 million or 16 percent for the three and twelve month periods ended March 31, 2001, respectively. Operating income decreased $26.3 million or 12 percent and $42.6 million or 5 percent for the three and twelve month periods ended March 31, 2001, respectively. During the past twelve month period, customer growth continued as the number of wireless customers grew by more than 1.2 million customers. As previously discussed, during 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic and GTE and purchased wireless properties in Louisiana. These transactions accounted for approximately 780,000 of the overall increase in wireless customers that occurred in the twelve month period ended March 31, 2001. ALLTEL added more than 581,000 gross customers during the first three months of 2001, compared to 482,000 for the same period of 2000.

    The decline in the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) resulted from lower penetration levels in the market areas acquired from Bell Atlantic, GTE and SBC. Customer churn (average monthly rate of customer disconnects) increased slightly and was 2.44 percent and 2.36 percent for the three and twelve months ended March 31, 2001, respectively, compared to 2.35 percent and 2.23 percent for the same periods in 2000. The Company continues to focus its efforts on lowering churn. Among the initiatives recently implemented by the Company to improve customer retention are analyzing customer usage patterns over a six-month period and notifying the customer if a better rate plan is available and migrating customers from analog equipment to digital through the use of equipment subsidies.

    Wireless revenues and sales increased in both periods primarily due to the growth in wireless customers and the acquisitions of wireless properties from Bell Atlantic, GTE and SBC. These acquisitions accounted for approximately $125.7 million and $383.7 million of the overall increases in revenues in the three and twelve month periods ended March 31, 2001, respectively. Revenue growth attributable to customer growth and acquisitions were offset by declines in roaming revenues reflecting the expansion of local, regional and national calling plans and a decrease in roamer billing rates. Average revenue per customer per month was $45.87 and $48.74 for the three and twelve months ended March 31, 2001, respectively, compared to $48.74 and $51.00 for the same two periods of 2000. The decreases in average revenue per customer per month in both 2001 periods reflect the expansion of local, regional and national calling plans, decreased roaming rates and continued penetration into competitive market segments. The Company expects these industry-wide trends to continue. In addition, while the expanded calling area plans provide the Company the ability to effectively compete for high volume customers, retail roaming revenues will continue to decline as customers migrate to these rate plans. Accordingly, future revenue growth will be dependent upon ALLTEL's success in adding new customers in its existing markets, increasing customer usage of the its network and providing customers with enhanced products and services.

    The decreases in operating income in the three and twelve month periods of 2001 were primarily attributable to additional goodwill amortization of $12.2 million and $38.7 million, respectively, associated with the acquisitions of wireless assets previously discussed. Increased advertising and other selling and marketing costs, consistent with the overall growth in revenues and sales, the rollout of new rate plans and expanded competition from other wireless service providers also affected operating income growth in both periods of 2001. Operating income also reflects increased customer retention expenses resulting from migrating customers from analog to digital equipment, increased network-related expenses resulting from increased network traffic due to customer growth and expansion of calling areas, and increased depreciation expense, consistent with the growth in wireless plant in service.

    The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. Cost to acquire a new wireless customer was $266 and $302 for the three and twelve months ended March 31, 2001, respectively, compared to $284 and $304 for the same periods of 2000. The decreases in cost to acquire a new customer in both periods primarily reflect lower commission costs reflecting a shift in the Company's distribution mix as proportionately higher sales volumes were generated from ALLTEL's internal sales distribution channels. The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. During the first quarter of 2001, more than 80 percent of the gross customer additions came through ALLTEL's internal distribution channels. In addition, commissions paid to outside agents also decreased in both 2001 periods reflecting a shift in the mix of the Company's external distribution channels from national to local dealers. Commissions paid to local dealers for each new customer are typically lower than amounts paid to national dealers. The decreases in cost to acquire a new customer in both periods of 2001 attributable to lower commission expense were partially offset by increased equipment costs consistent with the migration of customers from analog to digital equipment and increased selling and marketing costs attributable to a nationwide branding campaign. While ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels, the Company will continue to utilize its large dealer network.

Communications-Wireline Operations
	Three Months Ended		Twelve Months Ended
(Dollars in millions, access lines in thousands)	March 31,		March 31,
	2001	2000	2001	2000
Local service revenues	$211.9	$200.3	$ 821.4	$ 787.9
Network access and long-distance	209.4	205.5	822.3	794.2
Miscellaneous	28.7	30.8	115.7	124.0
Total revenues and sales	$450.0	$436.6	$1,759.4	$1,706.1
Operating income	$179.4	$170.6	$ 676.7	$ 642.3
Access lines in service	2,597.7	2,483.6

    Wireline revenues and sales increased 3 percent in the three and twelve months ended March 31, 2001, or $13.4 million and $53.3 million, respectively. Wireline operating income increased 5 percent or $8.8 million and $34.4 million for the three and twelve months ended March 31, 2001, respectively. Wireline operating results for the twelve months ended March 31, 2001 includes the effect of the $11.5 million Georgia PSC litigation settlement previously discussed. Excluding the effect of this settlement, revenues and sales would have increased $64.8 million or 4 percent and operating income would have increased $45.8 million or 7 percent in the twelve month period of 2001, respectively.

    Local service revenues increased $11.6 million or 6 percent and $33.5 million or 4 percent for the three and twelve months ended March 31, 2001, respectively. Local service revenues for the twelve month period of 2001 includes the effect of the Georgia PSC litigation settlement. Excluding the effect of the settlement, local service revenues would have increased $45.0 million or 6 percent in the twelve month period ended March 31, 2001. Net of the litigation settlement, the increases in local service revenues both periods reflect growth in customer access lines. During the past twelve months, access line growth, including the sales of residential and second access lines, continued as the number of access lines grew nearly 5 percent. Revenues from custom calling and other enhanced services increased $4.6 million and $16.4 million in the three and twelve month periods ended March 31, 2001, respectively, also contributing to the overall growth in local service revenues in both periods.

    Network access and long-distance revenues increased $3.9 million or 2 percent and $28.1 million or 4 percent in the three and twelve months ended March 31, 2001, respectively. The increases in each period primarily reflect growth in customer access lines and higher volumes of access usage. The increases in network access and long-distance revenues in both periods attributable to customer access line growth and increased access usage were partially offset by reductions in intrastate toll revenues. Network access and long distance revenues for the three and twelve month periods of 2001 also reflect reductions in revenues received from the Georgia Universal Service Fund of $4.5 million and $16.2 million, respectively. These revenue reductions were the result of the Georgia PSC litigation settlement previously discussed.

    Miscellaneous revenues decreased 7 percent or $2.1 million and $8.3 million for the three and twelve months ended March 31, 2001, respectively. The decreases in each period primarily reflect a reduction in billing and collection revenues.

    Growth in operating income for both periods of 2001 reflects the increases in wireline revenues and reductions in customer service and other general and administrative expenses, primarily resulting from the Company's restructuring efforts, as previously discussed. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in network-related expenses, data processing charges, depreciation and amortization, and selling and marketing expenses. Network-related expenses and data processing charges increased in both periods primarily due to the growth in customer access lines and network usage, while depreciation and amortization expense increased in both periods primarily due to growth in wireline plant in service. Selling and marketing expenses increased in both periods primarily due to additional advertising as a result of the Company's nationwide branding campaign.

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

    While the Company believes that the application of SFAS 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's wireline operations no longer being subject to SFAS 71 in the near future. If ALLTEL's wireline subsidiaries no longer qualified for the provisions of SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that would be material to the Company's consolidated financial statements. The non-cash charge would include the write-off of previously established regulatory assets and liabilities and an adjustment of accumulated depreciation to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had ALLTEL's wireline subsidiaries not been subject to SFAS 71.

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

    In October 1999, the FCC adopted two orders, currently on appeal, involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forward-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. The FCC is currently considering the Rural Task Force ("RTF") proposal, as endorsed by the Federal-State Joint Board ("Joint Board"), that high-cost support to rural ILECs continue to be based on their historical costs pursuant to a plan that would remain in effect for five years. The Joint Board had previously requested that the FCC issue by January 1, 2002, a proceeding to consider a high-cost plan for rural carriers that would be implemented after the RTF's plan. Recently, certain members of the Joint Board, as well as certain members of Congress have requested the FCC accelerate its timetable and issue a proceeding on this matter by July 1, 2001. Until the FCC issues a final proceeding concerning the universal service subsidy, ALLTEL cannot determine whether material changes in the universal service funding for its rural rate-of-return wireline subsidiaries will occur in 2001.

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
Communications-Emerging Businesses
	Three Months Ended		Twelve Months Ended
(Dollars in millions)	March 31,		March 31,
	2001	2000	2001	2000
Revenues and sales	$110.9	$84.5	$408.9	$296.7
Operating income	$ 7.1	$ (7.6)	$ 9.8	$ (17.0)

    The Company's long-distance, network management and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. Currently, the Company's CLEC services are focused on business customers. During 2000, ALLTEL added CLEC services to markets in Alabama, Georgia, Ohio, Missouri and South Carolina.

    Emerging businesses revenues and sales increased $26.4 million or 31 percent and $112.2 million or 38 percent for the three and twelve month periods ended March 31, 2001. The increases in revenues and sales in both periods primarily reflect growth in each of the emerging businesses' product groups, primarily driven by growth in ALLTEL's customer base for these services. Inter-exchange network revenues increased $13.6 million and $68.5 million in the three and twelve months ended March 31, 2001, respectively, while CLEC revenues increased $9.9 million and $32.3 million for the same periods of 2001, respectively. Additionally, during the three and twelve month periods of 2001, Internet access revenues increased $2.9 million and $11.4 million, respectively.

    Operating income from emerging businesses increased $14.7 million or 193 percent and $26.8 million or 158 percent for the three and twelve months ended March 31, 2001, respectively. The increases in both periods were primarily due to growth in the inter-exchange network operations, partially offset by increased losses sustained by the CLEC operations, reflecting the expanded rollout of these operations.

Information Services
	Three Months Ended		Twelve Months Ended
(Dollars in millions)	March 31,		March 31,
	2001	2000	2001	2000
Revenues and sales	$328.0	$310.8	$1,297.1	$1,251.0
Operating income	$ 44.4	$ 42.0	$ 187.3	$ 176.9

    Information services revenues and sales increased $17.2 million or 6 percent and $46.1 million or 4 percent for the three and twelve month periods ended March 31, 2001, respectively. Revenues and sales increased in both periods of 2001, primarily due to growth in the telecommunications operations, which increased $9.5 million and $54.6 million in the three and twelve month periods, respectively. The increases in telecommunications revenues in both periods primarily reflect growth in existing contracts including additional billings to affiliates, reflecting ALLTEL's recent acquisitions. Financial services revenues, which includes the residential lending and international operations, increased $7.7 million in the three month period of 2001 primarily due to additional revenues earned from new businesses. During the third quarter of 2000, ALLTEL acquired Benchmark Consulting International and Datamatic Services, Inc, two privately held companies serving the financial services industry and formed ALLTEL Mortgage Solutions, a joint venture with Bradford & Bingley Group, a large United kingdom mortgage lender. Financial services revenues decreased $8.5 million in the twelve month period of 2001 as revenues earned from new businesses and from new and existing contracts were offset by reduced revenues from selected large customers and lost operations due to contract terminations.

    Operating income increased 6 percent in each of the three and twelve month periods ended March 31, 2001, or $2.4 million and $10.4 million, respectively. The increases in operating income in both periods reflect the growth in revenues and sales noted above, partially offset by losses sustained by the recently acquired operations and new joint venture previously discussed. In addition, financial services operating margins decreased in both periods of 2001 primarily due to the loss of higher margin operations from contract terminations, partially offset by reduced operating costs as a result of the Company's first quarter 2000 restructuring activities. Operating income growth for both periods of 2001 also reflects increases in depreciation and amortization expense. Depreciation and amortization expense increased $2.5 million and $8.7 million in the three and twelve month periods of 2001, respectively, primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.
Other Operations
	Three Months Ended		Twelve Months Ended
(Dollars in millions)	March 31,		March 31,
	2001	2000	2001	2000
Revenues and sales	$122.2	$138.1	$618.4	$600.8
Operating income	$ 4.4	$ 4.4	$ 22.1	$ 21.7

    Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales decreased $15.9 million or 11 percent and increased $17.6 million or 3 percent for the three and twelve months ended March 31, 2001, respectively. The decrease in revenues and sales in the three month period of 2001 primarily reflects a reduction in sales of telecommunications and data products to affiliates, while the increase in the twelve month period is primarily attributable to increased sales to non-affiliates. Sales of telecommunications and data products to non-affiliates increased $6.5 million and $30.1 million in the three and twelve month periods of 2001, respectively, while sales of these products to affiliates decreased $19.8 million and $9.1 million during the same periods, respectively. The decreases in affiliate sales in both periods of 2001 were primarily due to a reduction in purchases made by the Company's wireline subsidiaries, reflecting timing differences in the purchases of materials and equipment related to long-term construction projects. Directory publishing revenues increased slightly in both the three and twelve month periods of 2001.

    Although revenues and sales declined in the three month period, operating income increased slightly primarily due to improved profit margins realized by the product distribution operations on its non-affiliate sales. The increase in other operations operating income for the twelve month period of 2001 primarily reflects the growth in revenues and sales partially offset by increased data processing costs.
Corporate Expenses
	Three Months Ended		Twelve Months Ended
(Dollars in millions)	March 31,		March 31,
	2001	2000	2001	2000
Corporate operating expenses	$ 8.9	$ 8.8	$ 37.5	$ 42.6
Merger and integration expenses and other charges	69.0	10.1	84.2	100.6
Total corporate expenses	$77.9	$18.9	$121.7	$143.2

    As indicated in the table, corporate expenses include the merger and integration expenses and other charges, as previously discussed. Excluding the impact of the merger and integration expenses and other charges in each period, corporate expenses would have increased $0.1 million or 2 percent and decreased $5.1 million or 12 percent for the three and twelve month periods ended March 31, 2001. Net of the merger and integration expenses and other charges, the decrease in corporate expenses in the twelve month period reflects a reduction in employee benefit costs and a decrease in general and administrative expenses primarily resulting from the Company's continued focus on controlling costs.
Non-Operating Income, Net
	Three Months Ended		Twelve Months Ended
(Dollars in millions)	March 31,		March 31,
	2001	2000	2001	2000
Equity earnings in unconsolidated partnerships	$11.3	$32.6	$99.2	$107.3
Minority interest in consolidated partnerships	(16.8)	(19.8)	(94.2)	(106.4)
Other income, net	10.4	12.8	39.8	54.0
Non-operating income, net	$ 4.9	$25.6	$44.8	$ 54.9

    As indicated in the table above, non-operating income, net decreased $20.7 million or 81 percent and $10.1 million or 18 percent in the three and twelve months ended March 31, 2001, respectively. The decreases in equity earnings in unconsolidated partnerships in both periods of 2001 primarily reflect the sale of certain minority investments to Bell Atlantic and GTE completed during 2000, as previously discussed. The decreases in minority interest expense in both 2001 periods primarily reflect ALLTEL's acquisitions of the remaining ownership interest in a Georgia RSA completed in January 2000 and in a Florida RSA completed in August 2000. The decreases in other income, net in the three and twelve month periods primarily reflect a reduction in capitalized interest costs primarily due to the Company's current deployment plans for PCS service.

Interest Expense

    Interest expense increased $12.6 million or 18 percent and $43.7 million or 16 percent in the three and twelve month periods ended March 31, 2001, respectively. The increases in interest expense in both periods reflect increases in both the weighted average borrowing amounts and rates applicable to ALLTEL's commercial paper program. Additional borrowings under these credit facilities were used principally to finance the Company's wireless property acquisitions with SBC, Bell Atlantic and GTE and to fund the Company's stock repurchase plan. Interest expense for both periods of 2001 also reflects additional interest costs related to the $425.0 million of long-term debt assumed by ALLTEL in completing the wireless property exchange with GTE.

Income Taxes

    Income tax expense increased $109.6 million or 75 percent and $932.5 million or 166 percent for the three and twelve month periods ended March 31, 2001, respectively. The increases in income tax expense in each period primarily reflect the tax-related impact of the gains recognized from the sale of PCS licenses, the exchange of wireless assets and the sale of WorldCom stock, as well as the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of the non-recurring and unusual items in each period, income tax expense would have decreased $13.4 million or 9 percent and increased $7.4 million or 1 percent in the three and twelve month periods ended March 31, 2001, respectively, consistent with the Company's operating results excluding non-recurring and unusual items.

Average Common Shares Outstanding

    The average number of common shares outstanding decreased less than 1 percent in the three month period and increased slightly in the twelve month period ended March 31, 2001, respectively. The decrease in the three month period primarily reflects the Company's repurchase of its common shares during the third quarter of 2000. The effect on the average number of common shares outstanding in the twelve month period resulting from the stock repurchase plan was more than offset by additional shares issued in connections with acquisitions and through employee stock option plans.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    ALLTEL's total capital structure was $9.4 billion at March 31, 2001, reflecting 57 percent common and preferred equity and 43 percent debt. The Company's capital structure at December 31, 2000 was $9.8 billion and reflected 52 percent common and preferred equity and 48 percent debt. The Company believes it has adequate internal and external capital resources available to finance its ongoing operating requirements including capital expenditures, business development and the payment of dividends. ALLTEL has access to the capital markets, including the private placement market, public issuance and the Rural Utilities Service financing programs for wireline companies. The Company and its subsidiaries expect these sources to continue to be available for future borrowings.

	Three Months Ended		Twelve Months Ended
(Dollars in millions)	March 31,		March 31,
	2001	2000	2001	2000
Cash flows from (used in):
Operating activities	$ 520.5	$ 347.4	$1,670.4	$1,535.6
Investing activities	173.5	(131.2)	(959.5)	(939.7)
Financing activities	(751.6)	(230.5)	(704.6)	(661.1)
Increase (decrease) in cash and short-term investments	$ (57.6)	$ (14.3)	$ 6.3	$ (65.2)

Operating Activities

    Cash provided from operations continues to be ALLTEL's primary source of liquidity. The increases in the three and twelve month periods ended March 31, 2001 reflect growth in earnings of the Company before depreciation and amortization, interest expense, income taxes and non-recurring and unusual charges. Cash provided from operations in both periods of 2001 was also favorably impacted by the timing of income tax payments associated with the gains realized from the sale of PCS licenses, exchange of wireless assets with Bell Atlantic and GTE and the sale of WorldCom stock. The increases in cash provided from operations resulting from earnings growth and timing of income tax payments in both periods of 2001 were partially offset by changes in working capital requirements, including timing differences in the receipt and payment of trade receivables and payables.

Investing Activities

    Capital expenditures for the three and twelve month periods ended March 31, 2001 were $207.0 million and $1,213.5 million, respectively, compared to $158.2 million and $962.0 million for the same periods in 2000. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to construct additional network facilities and to deploy digital wireless technology in select markets. Capital expenditures were also incurred to upgrade ALLTEL's telecommunications network in order to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $1.2 billion for 2001 and are expected to be funded primarily from internally generated funds.

    Cash flows used in investing activities for the twelve month period of 2001 includes cash outlays for the acquisition of property of $1,056.4 million. This amount principally consists of $624.3 million paid by ALLTEL in connection with the exchange of wireless assets with Bell Atlantic completed in April 2000 and $387.6 million paid by ALLTEL in October 2000 to acquire wireless properties in Louisiana, as previously discussed. Also during 2000, the Company acquired additional ownership interests in wireless properties in Florida and Georgia and purchased two privately held companies serving the financial services industry. In connection with these acquisitions, the Company paid $28.1 million in cash and issued approximately 730,000 shares of ALLTEL common stock. Cash flows used in investing activities for the twelve month period ended March 31, 2000 includes cash outlays for the acquisition of property of $55.1 million, principally consisting of $30.6 million for the acquisition of a wireless property in Illinois and $20.0 million for a wireless property in Alabama.

    Cash flows from investing activities for the three and twelve month periods ended March 31, 2001 include proceeds from the sale of assets of $411.4 million and $740.3 million, respectively. These amounts primarily consist of $410.1 million received by ALLTEL from the sale of 20 PCS licenses in February 2001, as previously discussed. Proceeds from the sale of assets for the twelve month period of 2001 also includes cash proceeds of $216.9 million received by ALLTEL to complete the exchange of wireless assets with GTE in June 2000 and $112.0 million received from the sale of PCS assets. As previously discussed, the PCS assets sold include the operations in Birmingham and Mobile, Ala. and PCS licenses in nine other markets. Cash flows from investing activities for the twelve month period ended March 31, 2001 also include proceeds from the sale of investments of $633.0 million, principally consisting of proceeds of $595.8 million received from the sale of a portion of the Company's investment in WorldCom common stock. Cash flows from investing activities for the three and twelve month periods ended March 31, 2001 also include proceeds from the return on investments of $18.8 million and $77.9 million, respectively, compared to $35.1 million and $114.8 million for the same periods of 2001. These amounts primarily consist of cash distributions received from ALLTEL's wireless minority investments. The decreases in both the 2001 periods primarily reflect the sale of certain minority investments to Bell Atlantic and GTE, as previously discussed. The proceeds received from the asset and investment sales were used primarily to reduce borrowings under the Company's commercial paper program.

Financing Activities

    Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $103.2 million and $405.2 million for the three and twelve month periods ended March 31, 2001, respectively, compared to $101.0 million and $386.5 million for the same periods in 2000. The increases in dividend payments in both periods primarily reflect growth in the annual dividend rate on ALLTEL's common stock. In October 2000, the Company's Board of Directors approved an increase in the quarterly common stock dividend rate from $.32 to $.33 per share, raising the annual dividend rate to $1.32 per share.

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

    Commercial paper borrowings outstanding at March 31, 2001 were $261.5 million, compared to $835.5 million and $224.7 million that were outstanding at December 31, 2000 and March 31, 2000, respectively. Commercial paper borrowings outstanding at March 31, 2001 had a weighted average interest rate of 5.3 percent. The increase in commercial paper borrowings outstanding from March 31, 2000 represents all of the long-term debt issued in the twelve month period of 2001. Additional borrowings under the commercial paper program were incurred to finance the wireless property acquisitions, to fund the stock repurchase plan and to retire amounts outstanding under the revolving credit agreement. As a result, no borrowings were outstanding under the revolving credit agreement at either March 31, 2001, December 31, 2000 or March 31, 2000, compared to $341.1 million and $610.2 million that were outstanding at December 31, 1999 and March 31, 1999, respectively. In April 1999, ALLTEL issued $300 million of debentures, under a $500 million shelf registration statement to reduce borrowings outstanding under the Company's revolving credit agreement. The $300 million debentures, net of issuance costs, and the outstanding commercial paper borrowings of $224.7 million represent all of the long-term debt issued in the twelve month period ended March 31, 2000.

    Retirements of long-term debt were $632.2 million and $100.0 million for the three and twelve months ended March 31, 2001, respectively, compared to $364.2 million and $720.0 million for the same periods of 2000. The net reduction from December 31, 2000 in commercial paper borrowings of $574.0 million represents the majority of the long-term debt retired in the three month period of 2001. The net reductions from December 31, 1999 and March 31, 1999 in revolving credit borrowings of $341.1 million and $610.2 million, respectively, represent the majority of the long-term debt retired in the three and twelve month periods ended March 31, 2000, respectively. Scheduled long-term debt retirements, net of commercial paper and revolving credit agreement activity, amounted to $58.3 million and $100.0 million for the three and twelve month periods of 2001, respectively, compared to $23.1 million and $109.8 million for the same periods of 2000.

    Distributions to minority investors were $23.4 million and $75.2 million for the three and twelve months ended March 31, 2001, respectively, compared to $25.0 million and $122.2 million for the same periods in 2000. The decreases in distributions in both periods reflect the acquisition of the remaining minority interest in wireless properties in Florida and Georgia previously discussed, and the disposition of certain non-wholly-owned subsidiaries in connection with the property exchanges with Bell Atlantic and GTE.

    On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allows the Company to repurchase up to 7.5 million shares of its outstanding common stock. During the twelve months ended March 31, 2001, ALLTEL repurchased nearly 3.0 million of its common shares at a total cost of $164.3 million. Since November 2000, the Company has entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company has agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price is equal to the financial institution's cost to acquire the shares plus a premium. Premiums are based on the net carrying cost of the shares to the financial institution and accrue over the period that the contract is outstanding and will be settled at maturity. The contracts, which mature in one year, may be settled by purchase of the shares at the forward price or by net settlement in shares or cash. Any repurchase of shares under these contracts will not be reflected in the Company's consolidated balance sheet until the contracts are settled. As of March 31, 2001, the Company's commitment under the contracts involved 2.0 million ALLTEL common shares at a total cost of $112.7 million. This aggregate cost does not include the premium component of the forward price. The Company expects to finance the cost to repurchase additional shares under the stock buyback program through internally generated funds and from the sale of non-strategic assets.

Legal Proceedings

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

Other Financial Information

    In December 2000, ALLTEL announced the signing of a definite agreement with American Tower Corporation ("American Tower") to lease approximately 2,200 of the Company's cell site towers. Under terms of the 15-year lease agreement, American Tower will pay ALLTEL approximately $660.0 million in cash at the commencement of the lease term. American Tower will have the option to purchase the towers for additional consideration at the end of the lease term. The transaction is structured to close in several phases. On April 2, 2001, the first phase of this transaction was completed involving 275 towers. The second phase, involving 322 additional towers, was completed on May 1, 2001. The remaining phases of the transaction are subject to necessary consents and approvals and should be completed by mid-year.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's market risks at March 31, 2001 are similar to the market risks discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates applicable to its commercial paper borrowings and other long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk has been defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. Fair value of long-term debt obligations was determined based on a discounted cash flow analysis, using the overall weighted rates and maturities of these obligations compared to terms and rates currently available in the long-term markets.

    At March 31, 2001, investments of the Company are recorded at fair value of $266.1 million compared to $322.4 million at December 31, 2000. The decrease in fair value primarily reflects the transfer to Bell South of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in the first quarter of 2001, as previously discussed. Marketable equity securities amounted to $4.9 million and $12.2 million and included unrealized holding gains of $3.8 million and $9.7 million at March 31, 2001 and December 31, 2000, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $0.5 million decrease in the fair value of these securities at March 31, 2001.

    The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations. A hypothetical 10 percent adverse change in interest rates applicable to the Company's variable rate debt obligations would not be material to the Company's results of operations. In addition, changes in interest rates can result in fluctuations in the fair value of the Company's long-term debt obligations. There have been no material changes in the weighted average maturity or weighted average interest rates applicable to the Company's outstanding long-term debt since December 31, 2000. At March 31, 2001, the fair value of the Company's long-term debt was estimated to be $4,306.4 million compared to a carrying value of $3,988.5 million. A hypothetical increase of 72 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $126.5 million decrease in the fair value of the Company's long-term debt at March 31, 2001. Currently, the Company does not use derivative financial instruments to manage its interest rate risks.

    The Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. Although the Company conducts business in foreign countries, the international operations are not material to the Company's operations, financial condition and liquidity. Additionally, the majority of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the affect of foreign currency fluctuations. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign currency translation gains and losses were not material to the Company's results of operations for the three and twelve months ended March 31, 2001.

ALLTEL CORPORATION
FORM 10-Q
Part II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

          (a)      See the exhibits specified on the Index of Exhibits located at Page 32.

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
(Registrant)

             /s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)
May 10, 2001

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q		Sequential
Exhibit No.	Description	Page No.

(10)(k)(11)	Amendment No. 17 to ALLTEL Corporation	33
	Pension (January 1, 1994 Restatement)

(10)(l)(12)	Amendment No. 15 to ALLTEL Corporation	38
	Profit-Sharing Plan (January 1, 1994 Restatement)

(10)(o)(11)	Amendment No. 19 to ALLTEL Corporation	43
	Thrift Plan (January 1, 1994 Restatement)

AMENDMENT NO. 17
TO
ALLTEL CORPORATION PENSION PLAN
(January 1, 1994 Restatement)

            WHEREAS, ALLTEL Corporation (the "Company") maintains the ALLTEL Corporation Pension Plan, as amended and restated effective January 1, 1994 and subsequently further amended (the "Plan"); and

            WHEREAS, the Company desires further to amend the Plan; and

            NOW THEREFORE, BE IT RESOLVED, that the Company hereby amends the Plan in the respects hereinafter set forth:

            1.        Effective as of January 29, 2001, the Plan is amended by adding immediately following Article XVI thereof, the following new Article XVII:

ARTICLE XVII

2001 SPECIAL EARLY RETIREMENT PROVISIONS

          17.01                     General

This Article XVII provides for certain increased benefits with respect to certain Participants who satisfy the requirements specified in this Article XVII for such increased benefits. Except as otherwise provided in this Article XVII, the provisions of this Article XVII shall apply notwithstanding any other provision of the Plan to the contrary and shall control in the case of any conflict with any other provision of the Plan.

          17.02                     Eligibility

In order to be eligible for increased benefits pursuant to this Article XVII, a Participant must be listed on Schedule A to this Article XVII.

          17.03                     Termination of Employment and Other Conditions

In order to receive the increased benefits provided under this Article XVII, a Participant who meets the eligibility requirements of Section 17.02 must satisfy all of the following requirements and conditions:

(a)        Such Participant must, on or before February 28, 2001, have made a properly completed final affirmative election of the increased benefits pursuant to this Article XVII on the appropriate form(s) therefor and at the time(s) and in the manner prescribed by the Company.

(b)       Such Participant must, on or before March 7, 2001, have entered into a final general release agreement in the form prescribed by the Company at the time(s) and in the manner prescribed by the Company.

(c)        Such Participant must satisfy one of the following:

(1)        Such Participant must be listed on Schedule B to this Article XVII and must have voluntarily terminated his employment with the Employer (and any other member(s) of the Controlled Group) after December 28, 2000 and before January 29, 2001.

(2)       Such Participant must have been involuntarily terminated other than "for cause" from his employment with the Employer (and any other member(s) of the Controlled Group) on or after January 29, 2001 and on or before April 30, 2001. For purposes of the immediately preceding sentence, the following shall apply: A Participant shall be deemed involuntarily terminated if the Participant's employment position is eliminated. A Participant's employment is terminated "for cause" if his employment is terminated for an act of theft, fraud, misuse of company assets, work place violence, threats, distribution or downloading of pornography or hate literature, failure to follow work place rules and policy, or refusal to perform normal assigned duties.

(3)        Such Participant must voluntarily terminate his employment with the Employer (and any other member(s) of the Controlled Group) on April 30, 2001 or such earlier date as is approved in writing by the Company's Vice President of Benefits or Vice President of Human Resources.

(d)        Such Participant must be alive on May 1, 2001.

          17.04                     Increased Benefits

Benefits under the Plan of a Participant who both meets the eligibility requirements of Section 17.02 and satisfies the requirements and conditions of Section 17.03 shall be increased in accordance with the following:

(a)        The increase in benefits shall be effective beginning as of May 1, 2001. For a Participant who has commenced his Accrued Pension prior to May 1, 2001, the provisions of Article XI shall apply separately with respect to the increase in his Accrued Pension as provided under this Section 17.04. For a Participant who has not commenced his Accrued Pension prior to May 1, 2001, the provisions of Article XI shall apply to his Accrued Pension (including the increase in his Accrued Pension as provided under this Section 17.04).

(b)        The amount of such Participant's Accrued Pension shall be increased by an amount equal to one-twelfth (1/12) of the sum of (1) the Participant's "Special Early Retirement Compensation" (as hereinafter defined) multiplied by five percent and (2) the Participant's "Special Early Retirement Compensation" in excess of the Social Security Wage Base as in effect at January 1, 2001 (if any) multiplied by two percent. A Participant's "Special Early Retirement Compensation" shall mean the following: For a Participant who is compensated on a salary basis and is not described in Section 17.03(c)(1), the Participant's annualized base salary in effect on January 29, 2001. For a Participant who is compensated on a salary basis and who is described in Section 17.03(c)(1), the Participant's annualized base salary in effect on the day preceding the Participant's termination of employment with the Employer. For a Participant who is compensated on an hourly basis and who is not described in Section 17.03(c)(1), the Participant's hourly base rate of pay in effect on January 29, 2001 multiplied by 2080. For a Participant who is compensated on an hourly basis and who is described in Section 17.03(c)(1), the Participant's hourly base rate of pay in effect on the day preceding the Participant's termination of employment with the Employer multiplied by 2080.

(c)       The Pension of any such Participant whose Pension commences prior to his Normal Retirement Date shall not be reduced for commencement prior to the month following the month in which such Participant would (if he survived) attain age 65. For purposes of the immediately preceding sentence, the Pension of any such Participant shall include any payments pursuant to the provisions of Article XIII of the Plan (including any applicable Appendix to the Plan).

(d)        If such Participant is less than age 62 on his Pension commencement date, he shall receive a supplemental monthly benefit in the amount of the lesser of $275 per month or the maximum amount permitted as a "social security supplement" under Treasury Regulation Section 1.411(a)-7(c)(4) payable beginning as of his Pension commencement date and continuing through the earliest of the following: (1) the month in which the Participant attains age 62, (2) the month in which the Participant's death occurs or (3) the month in which the Participant receives his 60th supplemental monthly payment.

(e)        For purposes of computing the amount of the Qualified Preretirement Survivor Annuity (if any) (as of the date such Qualified Preretirement Survivor Annuity otherwise commences under the Plan) with respect to such a Participant who dies prior to his Pension commencement date and prior to the month following the month in which such Participant would (if he survived) attain age 65, the Pension that would have been payable to the Participant shall not be reduced for commencement prior to the month following the month in which such Participant would (if he survived) attain age 65. For purposes of the foregoing, the Pension of any such Participant shall include any payments pursuant to the provisions of Article XIII of the Plan.

(f)        Notwithstanding any other provision of this Article XVII to the contrary, Sections 1.33 and 1.34 and Article XI and the corresponding provisions of any applicable Appendix to the Plan shall be applied based upon such Participant's actual age.

(g)       The increased benefits payable pursuant to this Article XVII shall be subject to all generally applicable provisions regarding payment or benefits and conditions and limitations thereon of the Plan and of applicable law.

           1.          Effective as of January 29, 2001, the Plan is amended by adding at the end of Article XVII a new Schedule A and a new Schedule B to provide as set forth on Exhibit 1 to this Amendment.

                        IN WITNESS WHEREOF, the Company, by its duly authorized officer, has caused this Amendment to be executed on this   22nd  day of      February     , 2001.

ALLTEL CORPORATION

By:          /s/ Scott Ford
      Title:  President and Chief
              Operating Officer

AMENDMENT NO. 15
TO
ALLTEL CORPORATION PROFIT-SHARING PLAN
(January 1, 1994 Restatement)

      WHEREAS, ALLTEL Corporation (the "Company") maintains the ALLTEL Corporation Profit-Sharing Plan, as amended and restated effective January 1, 1994, and subsequently further amended, (the "Plan"); and

             WHEREAS, the Company desires further to amend the Plan;

             NOW, THEREFORE, the Company hereby amends the Plan in the respects hereinafter set forth.

             1. Effective as of January 29, 2001, the last sentence of Section 13.04 of the Plan is amended to provide as follows:

For purposes of this Section, a Participant who has met the requirements for increased benefits under the provisions of Article XIV of the ALLTEL Corporation Pension Plan (January1, 1994 Restatement) or under the provisions of Article XVII of the ALLTEL Corporation Pension Plan (January1, 1994 Restatement) shall be deemed to have retired under the Plan, notwithstanding the provisions of Article XIV.

             2. Effective as of January 29, 2001, the last sentence of Section 14.03 is amended to provide as follows:

A Participant who has met the requirements for increased benefits under the provisions of Article XIV of the ALLTEL Corporation Pension Plan (January 1, 1994 Restatement) or under the provisions of Article XVII of the ALLTEL Corporation Pension Plan (January 1, 1994 Restatement) shall be eligible for distribution of his Separate Account as described in the immediately preceding sentence (without regard to his completion of any number of Years of Vesting Service).

             IN WITNESS WHEREOF, the Company, by its duly authorized officer, has caused this Amendment to be executed on this 22nd day of February, 2001.

                                                                                                         ALLTEL CORPORATION

                                                                                                        By:             /s/  Scott Ford
                                                                                                                 Title:  President and Chief
                                                                                                                          Operating Officer

                                                                                           37

AMENDMENT NO. 19
TO
ALLTEL CORPORATION THRIFT PLAN
(January 1, 1994 Restatement)

                   WHEREAS, ALLTEL Corporation (the "Company") maintains the ALLTEL Corporation Thrift Plan, as amended and restated effective January 1, 1994, and subsequently further amended, (the "Plan"); and

                   WHEREAS, the Company desires further to amend the Plan;

                   NOW, THEREFORE, the Company hereby amends Section 13.07 of the Plan, effective as of January 29, 2001, by adding a new paragraph at the end thereof to provide as follows:

    Each person who was an Eligible Employee on January 1, 2001, has met the requirements for increased benefits under Article XVII of the ALLTEL Corporation Pension Plan (January 1, 1994 Restatement), and is not otherwise eligible for an allocation of the Employer Qualified Nonelective Contribution for the 2001 Plan Year under this Section 13.07, shall receive an allocation of the Employer Qualified Nonelective Contribution for the 2001 Plan Year as provided in Section 13.04, without regard to the requirement that the Eligible Employee (Participant) have a Year of Participation Service, the requirement that the Participant be in the active service of the Employer on the last Valuation Date of the Plan Year, and the requirement that the Participant has met the one Year of Eligibility Service requirement.

             IN WITNESS WHEREOF, the Company, by its duly authorized officer, has caused this Amendment to be executed on this 22nd day of February, 2001.

                                                                                      ALLTEL CORPORATION

                                                                                      By:             /s/  Scott Ford
                                                                                             Title:  President and Chief
                                                                                                       Operating Officer

                                                                                     38