Form 10-Q
period 2001-06-30
ALLTEL CORP
filed 2001-08-13
CIK 65873

==================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
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
     YES X   NO

Number of common shares outstanding as of June 30, 2001:

310,238,935

The Exhibit Index is located at sequential page 36.

================================================================================================================================

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page No.

Item 1	Financial Statements	2
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	*
Item 2	Changes in Securities	*
Item 3	Defaults Upon Senior Securities	*
Item 4	Submission of Matters to Vote of Security Holders	34
Item 5	Other Information	*
Item 6	Exhibits and Reports on Form 8-K	34

*	No reportable information under this item.

Forward-Looking Statements
     This Report on Form 10-Q includes, and future filings by ALLTEL on Form 10-K and Form 8-K and future oral and written statements by ALLTEL and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by ALLTEL and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by ALLTEL and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on ALLTEL's ability to change its pricing for communications services; and the possible future unavailability of Statement of Financial Accounting Standards No. 71 to ALLTEL's wireline subsidiaries.

     In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, governmental and public policy changes, and the continued availability of financing in the amounts, at the terms, and on the conditions necessary to support ALLTEL's business.

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share amounts)

	June 30,	December	31,	June 30,
ASSETS	2001	2000		2000

CURRENT ASSETS:
Cash and short-term investments	$ 33.7	$ 67.2		$ 5.4
Accounts receivable (less allowance for doubtful
accounts of $53.4, $52.7 and $42.5, respectively)	1,252.5	1,273.6		1,045.8
Inventories	138.5	239.9		183.9
Prepaid expenses and other	151.7	200.0		295.5
Total current assets	1,576.4	1,780.7		1,530.6

Investments	259.8	322.4		1,208.5
Goodwill and other intangibles	3,435.6	3,242.1		3,077.2

PROPERTY, PLANT AND EQUIPMENT:
Land	235.6	231.7		221.3
Buildings and improvements	1,017.8	1,003.9		944.2
Wireline	5,311.6	5,169.1		4,923.1
Wireless	3,898.7	3,791.5		3,237.1
Information services	1,096.1	997.1		911.2
Other	576.0	469.5		555.7
Under construction	508.1	450.6		471.5
Total property, plant and equipment	12,643.9	12,113.4		11,264.1
Less accumulated depreciation	5,966.6	5,564.4		5,135.0
Net property, plant and equipment	6,677.3	6,549.0		6,129.1

Other assets	335.8	287.8		321.0

TOTAL ASSETS	$12,284.9	$12,182.0		$12,266.4

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 55.3	$ 68.3		$ 64.0
Accounts payable	503.3	688.4		419.2
Advance payments and customer deposits	218.1	220.4		130.2
Accrued taxes	385.7	166.0		242.4
Accrued dividends	103.4	103.1		101.8
Other current liabilities	247.7	269.7		266.0
Total current liabilities	1,513.5	1,515.9		1,223.6

Long-term debt	4,029.7	4,611.7		4,441.1
Deferred income taxes	536.3	217.0		818.3
Other liabilities	892.3	742.0		528.1

SHAREHOLDERS' EQUITY:
Preferred stock, Series C, $2.06, no par value, issued and
outstanding: 17,160, 19,471 and 20,499 shares, respectively	0.4	0.5		0.5
Common stock, par value $1 per share, 1.0 billion shares
authorized and outstanding: 310,238,935, 312,983,882
and 315,518,471 shares, respectively	310.2	313.0		315.5
Additional paid-in capital	755.3	929.0		1,080.4
Unrealized holding gain on investments	0.9	9.7		528.2
Foreign currency translation adjustment	(8.8)	(4.5)		(7.1)
Retained earnings	4,255.1	3,847.7		3,337.8
Total shareholders' equity	5,313.1	5,095.4		5,255.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,284.9	$12,182.0		$12,266.4

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000

REVENUES AND SALES:
Service revenues	$1,709.0	$1,607.1	$3,370.4	$3,109.0	$6,681.1	$6,085.5
Product sales	211.4	209.1	402.7	388.1	848.9	794.5
Total revenues and sales	1,920.4	1,816.2	3,773.1	3,497.1	7,530.0	6,880.0

COSTS AND EXPENSES:
Operations	985.4	927.7	1,946.1	1,790.3	3,888.3	3,515.7
Cost of products sold	206.9	209.8	399.2	385.0	854.3	782.9
Depreciation and amortization	291.2	226.2	575.9	453.7	1,110.7	893.9
Merger and integration
expenses and other charges	2.1	6.8	71.1	16.9	79.6	107.4
Total costs and expenses	1,485.6	1,370.5	2,992.3	2,645.9	5,932.9	5,299.9

OPERATING INCOME	434.8	445.7	780.8	851.2	1,597.1	1,580.1

Equity earnings in unconsolidated
partnerships	17.1	39.1	28.4	71.7	77.2	116.8
Minority interest in consolidated
partnerships	(18.6)	(32.0)	(35.4)	(51.8)	(80.8)	(103.6)
Other income, net	9.2	11.6	19.6	24.4	37.4	51.2
Interest expense	(72.5)	(76.7)	(153.3)	(144.9)	(319.1)	(286.5)
Gain (loss) on disposal of assets
and other	(4.9)	1,338.1	357.6	1,338.1	948.0	1,381.2

Income before income taxes	365.1	1,725.8	997.7	2,088.7	2,259.8	2,739.2
Income taxes	146.6	722.3	403.0	869.2	919.2	1,135.8

Income before cumulative
effect of accounting change	218.5	1,003.5	594.7	1,219.5	1,340.6	1,603.4
Cumulative effect of accounting
change (net of income taxes
of $13.0 and tax benefit of
$23.3, respectively)	--	--	19.5	(36.6)	19.5	(36.6)

Net income	218.5	1,003.5	614.2	1,182.9	1,360.1	1,566.8
Preferred dividends	0.1	0.1	0.1	0.1	0.1	0.5
Net income applicable to
common shares	$ 218.4	$1,003.4	$ 614.1	$1,182.8	$1,360.0	$1,566.3

EARNINGS PER SHARE:
Basic:
Income before cumulative effect
of accounting change	$0.70	$3.18	$1.90	$3.87	$4.28	$5.10
Cumulative effect of
accounting change	--	--	.06	(.12)	.06	(.12)
Net income	$0.70	$3.18	$1.96	$3.75	$4.34	$4.98

Diluted:
Income before cumulative effect
of accounting change	$0.70	$3.15	$1.89	$3.84	$4.25	$5.04
Cumulative effect of
accounting change	--	--	.06	(.12)	.06	(.12)
Net income	$0.70	$3.15	$1.95	$3.72	$4.31	$4.92

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions)	2001	2000	2001	2000

NET CASH PROVIDED FROM OPERATIONS	$ 994.7	$ 719.7	$ 1,772.3	$ 1,607.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(616.6)	(407.5)	(1,373.8)	(979.4)
Additions to capitalized software development costs	(52.0)	(32.4)	(113.3)	(56.7)
Additions to investments	(1.6)	(20.9)	(7.4)	(36.4)
Purchase of property, net of cash acquired	(19.0)	(625.8)	(433.2)	(630.3)
Proceeds from the lease of cell site towers	260.7	--	260.7	--
Proceeds from the sale of investments	2.6	--	633.0	45.0
Proceeds from the return on investments	26.9	89.3	42.3	116.9
Proceeds from the sale of assets	411.4	224.5	515.8	224.5
Other, net	3.1	10.8	(10.8)	11.0
Net cash provided by (used in) investing activities	15.5	(762.0)	(486.7)	(1,305.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(206.5)	(201.8)	(407.7)	(390.1)
Reductions in long-term debt	(598.0)	(376.7)	(423.7)	(486.2)
Purchase of common stock	(192.3)	--	(356.6)	--
Preferred stock redemptions and purchases	--	--	--	(11.4)
Distributions to minority investors	(63.5)	(39.0)	(101.4)	(117.8)
Long-term debt issued	--	632.0	--	632.0
Common stock issued	16.6	15.6	32.1	27.1
Net cash provided by (used in) financing activities	(1,043.7)	30.1	(1,257.3)	(346.4)

Increase (decrease) in cash and short-term investments	(33.5)	(12.2)	28.3	(44.8)

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	67.2	17.6	5.4	50.2
End of the period	$ 33.7	$ 5.4	$ 33.7	$ 5.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_________________

1.

General:
Basis of Presentation - The consolidated financial statements at June 30, 2001 and 2000 and for the three, six and twelve month periods then ended for ALLTEL Corporation ("ALLTEL" or the "Company") are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Change in Business Segment Reporting - During the first quarter of 2001, ALLTEL changed its business segment reporting presentation. As a result of this change, the Company's wireless segment now consists of both its cellular and Personal Communications Services ("PCS") operations. Previously, the PCS operations were included in the Company's emerging businesses segment. Following this change, the Company's emerging businesses segment consists of its long-distance and network management services, competitive local access and Internet access operations. All prior period segment information has been restated to conform to this new financial reporting presentation.

Change in Reporting Wireless Equipment Sales -In the second quarter of 2001, the Company changed the reporting presentation for wireless equipment sales revenues to a gross basis. Previously, the Company netted equipment sales against charges incurred to acquire new customers or retain existing ones and included the net amount in cost of products sold or operations expense. Prior period revenue and expense information has been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

2.

Cumulative Effect of Change in Accounting:
In the second quarter of 2001, the Company changed the accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the "ALLTEL Plan"), a defined benefit plan covering substantially all employees working in the Company's communications and corporate operations. The change in accounting was completed in conjunction with the Company's decision to conform future benefits earned under the subsidiary's plan with the ALLTEL Plan effective June 1, 2001. The change in accounting, retroactive to January 1, 2001, affects both the computation and amortization of unrecognized actuarial gains and losses for purposes of calculating annual pension cost related to the subsidiary's pension plan. The change included modifying the method by which the market-related value of plan assets is determined from a calculated five-year average to actual fair value. In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets are amortized on a straight-line basis over 5 years. Unrecognized actuarial gains and losses below the 17.5% corridor are amortized over the average remaining service life of active plan participants (approximately 13 years). Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable as these changes will result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and will achieve consistency in the application of accounting principles with the ALLTEL Plan. The effect of these changes in 2001 will be to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million. The cumulative effect of retroactively applying these changes to periods prior to 2001 resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million, and is included in net income for the six and twelve month periods ended June 30, 2001.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"), which provided additional guidance in applying generally accepted accounting principles for revenue recognition. As a result, effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform its revenue recognition policies to the requirements of SAB No. 101. Prior to January 1, 2000, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. Following the change, the Company recognizes wireless access revenues over the period in which the corresponding services are provided. Because the Company bills its customers on a cycle basis throughout the month, this change in accounting resulted in the deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company recognizes these fees over the expected life of the customer. The cumulative effect of retroactively applying this change in accounting principle to periods prior to January 1, 2000 resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million. The cumulative effect of the accounting change is included in net income for the six and twelve months ended June 30, 2000.

3.

Purchase Price Allocation Adjustments:
In 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch exchanged wireless properties in 13 states. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers. In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition.

During the second quarter of 2001, the Company recorded the final purchase price allocation related to these acquisitions based on a study completed by a third party appraisal firm. The following table summarizes the assets acquired, long-term debt assumed and assets exchanged:

	(Millions)
	Acquired from Bell Atlantic	Acquired from GTE	Combined Total
Fair value of assets acquired	$ 360.1	$ 596.8	$ 956.9
Customer lists	51.0	134.0	185.0
Cellular licenses	175.0	273.0	448.0
Goodwill	459.5	629.4	1,088.9
Net deferred tax assets (liabilities)
established on acquired assets	38.5	(25.9)	12.6
Long-term debt assumed	--	(425.0)	(425.0)
Fair value of assets exchanged	(459.8)	(1,399.2)	(1,859.0)
Net cash paid (received)	$ 624.3	$ (216.9)	$ 407.4

Amortization of the customer lists, cellular licenses and goodwill is being recorded on a straight-line basis over 6, 40 and 25 years, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

4.

Merger and Integration Expenses and Other Charges:
During 2001, the Company restructured its regional communications, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded a restructuring charge during the first and second quarters of 2001. The total charge recorded by the Company in the second quarter was $2.1 million and consisted of $1.6 million in severance and employee-related expenses and $0.5 million in lease termination costs. In the first quarter, the Company recorded a restructuring charge of $69.0 million, which consisted of $54.9 million in severance and employee benefit costs related to a planned workforce reduction, $5.2 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charge are non-cash charges of $22.6 million. These non-cash charges consist of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plan was completed in June 2001 and resulted in the elimination of 1,417 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of June 30, 2001, the Company had paid $32.1 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease termination costs recorded in the first and second quarters consist of $4.6 million representing the estimated minimum contractual commitments over the next one to five years for 58 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also include $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, markets IBM's Corebank software, a real time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote-off the portion of the capitalized software development costs that had no alternative future use or functionality.

During the fourth quarter of 2000, in connection with the purchase of wireless assets in Louisiana from SBC Communications, Inc., the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with the September 1999 restructuring of its wireline operations. This adjustment primarily reflects differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan from 248 to 242.

In connection with the exchange of wireless assets with Bell Atlantic and GTE completed during the second and third quarters of 2000, the Company recorded integration expenses and other charges consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The integration plan, completed in September 2000, provided for the elimination of 22 employees in the Company's wireless operations management, engineering and sales support functions. In connection with this integration plan, the Company recorded a charge of $9.2 million in the third quarter of 2000, consisting of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, which consisted of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of June 30, 2001, the Company had paid $5.3 million in severance and employee-related expenses and all of the employee reductions had been completed. During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

4.

Merger and Integration Expenses and Other Charges, Continued:
associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the Company's wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the acquisitions of Aliant Communications Inc. ("Aliant") and Liberty Cellular, Inc. ("Liberty"). The adjustment to the wireline restructuring plan reflects a reduction in the expected number of employees to be terminated from 308 to 248, while the adjustments to the Aliant and Liberty merger and integration plans reflect differences between estimated and actual severance costs paid. During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflects a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated from 160 to 132.

In an effort to realign the cost structure of its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan, which resulted in the elimination of 199 employees, was completed in July 2000. As of June 30, 2001, the Company had paid $5.9 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for facilities that the Company has abandoned, net of anticipated sublease income.

During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, Advanced Information Resources, Ltd. and Southern Data Systems and with certain loss contingencies and other restructuring activities. The merger and integration expenses, which totaled $73.4 million, included professional and financial advisors'fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that have no future alternative use or functionality. Also included are other integration costs incurred in the third quarter consisting of branding and signage costs of $4.1 million and other expenses of $2.2 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 160 employees of Aliant and 40 employees of Liberty, primarily in the corporate support functions, to be substantially completed by the third quarter of 2000. As previously discussed, in the second quarter of 2000, the Company reduced the expected number of Aliant employees to be terminated to 132 and decreased the related accrued liability by $2.0 million. In the third quarter of 2000, the Company further reduced the accrued liabilities related to the Aliant and Liberty mergers by $0.5 million. As of June 30, 2001, the Company had paid $11.8 million in severance and employee-related expenses and all of the 172 employee reductions had been completed.

The lease termination costs included a cancellation fee of $7.3 million representing the negotiated settlement to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998. The lease termination costs also included a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations until conversion of these operations to the Company's own internal billing system occurred. Conversion of the Liberty operations was completed in November 1999, and conversion of the Aliant operations began in the first quarter of 2001. The $5.2 million amount represented the termination fee specified in the contracts. Of the total termination fee, $0.7 million has been paid with the remainder due in installments upon completion of the conversion of the Aliant operations to ALLTEL's billing system. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation("Convergys") for customer

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

4.

Merger and Integration Expenses and Other Charges, Continued:
billing services to be provided to the former 360 operations. In September 1999, the Company and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million of termination costs were recorded in 1998. Through June 30, 2001, the Company had paid $50.0 million of the termination fee.

In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $17.1 million during the third quarter of 1999. This charge consisted of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan provided for the elimination of approximately 308 employees in the Company's wireline operations support functions to be completed by September 2000. As previously discussed, during 2000, the Company reduced the expected number of employees to be terminated to 242 and decreased the related accrued liability by $2.1 million. As of June 30, 2001, the Company had paid $8.7 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned.

The following is a summary of activity related to the liabilities associated with the Company's merger and integration expenses and other charges for the twelve months ended June 30:

	(Millions)
	2001	2000
Balance, beginning of period	$ 54.8	$ 68.8
Merger and integration expenses and other charges	82.1	109.4
Reversal of accrued liabilities	(2.5)	(2.0)
Non-cash charges for employee benefits	(22.6)	--
Non-cash write-down of assets	(8.9)	(11.4)
Cash outlays	(82.3)	(110.0)
Balance, end of period	$ 20.6	$ 54.8

At June 30, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities consists of contract termination fees of $9.5 million, severance and employee-related expenses of $4.6 million and lease cancellation and termination costs of $6.5 million.

5.

Gain (Loss) on Disposal of Assets and Other:
In the second quarter of 2001, the Company recorded a pretax adjustment of $4.4 million to reduce the gain recognized from the dissolution of a wireless partnership with Bell South Mobility, Inc. ("Bell South") initially recorded in the first quarter of 2001, as discussed below. The Company also recorded a pretax adjustment of $2.4 million to increase the gain recognized from the sale of PCS licenses to Verizon Wireless also completed during the first quarter of 2001. These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred. In addition, during the second quarter of 2001, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt.

In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 PCS licenses to Verizon Wireless completed in February 2001. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a wireless partnership with Bell South involving properties in four states. Upon dissolution, the partnership assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of investments.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

5.

Gain (Loss) on Disposal of Assets and Other, Continued:
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

6.	Comprehensive Income: Comprehensive income was as follows for the three, six and twelve month periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(Millions)	2001	2000	2001	2000	2001	2000
Net income	$ 218.5	$1,003.5	$ 614.2	$1,182.9	$1,360.1	$1,566.8
Other comprehensive income (loss):
Unrealized holding gains (losses)
on investments in the period	(4.1)	42.9	(10.9)	(114.1)	(272.7)	(192.9)
Income tax expense (benefit)	(1.2)	14.4	(3.5)	(42.7)	(84.1)	(95.4)
	(2.9)	28.5	(7.4)	(71.4)	(188.6)	(97.5)
Less: reclassification adjustments
for gains included in net income	--	--	(2.4)	--	(564.4)	(43.1)
Income tax expense	--	--	1.0	--	225.7	15.9
	--	--	(1.4)	--	(338.7)	(27.2)
Net unrealized gains (losses)	(4.1)	42.9	(13.3)	(114.1)	(837.1)	(236.0)
Income tax expense (benefit)	(1.2)	14.4	(4.5)	(42.7)	(309.8)	(111.3)
	(2.9)	28.5	(8.8)	(71.4)	(527.3)	(124.7)
Foreign currency translation
adjustment	1.9	(0.3)	(4.3)	(1.7)	(1.7)	(2.2)

Other comprehensive income
(loss) before tax	(2.2)	42.6	(17.6)	(115.8)	(838.8)	(238.2)
Income tax expense (benefit)	(1.2)	14.4	(4.5)	(42.7)	(309.8)	(111.3)
Other comprehensive income (loss)	(1.0)	28.2	(13.1)	(73.1)	(529.0)	(126.9)
Comprehensive income	$ 217.5	$1,031.7	$ 601.1	$1,109.8	$ 831.1	$1,439.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

7.

Earnings per Share:
A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three, six and twelve month periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000

Basic earnings per share:
Income before cumulative effect
of accounting change	$218.5	$1,003.5	$594.7	$1,219.5	$1,340.6	$1,603.4
Preferred dividends	0.1	0.1	0.1	0.1	0.1	0.5
Net income applicable to common
shares before cumulative effect
of accounting change	$218.4	$1,003.4	$594.6	$1,219.4	$1,340.5	$1,602.9

Weighted average common shares
outstanding for the period	311.6	315.4	312.3	315.2	313.0	314.4

Basic earnings per share	$.70	$3.18	$1.90	$3.87	$4.28	$5.10

Diluted earnings per share:
Net income applicable to common shares
before cumulative effect of
accounting change	$218.4	$1,003.4	$594.6	$1,219.4	$1,340.5	$1,602.9
Adjustment for convertible preferred
stock dividends	--	--	0.1	0.1	0.1	0.2
Net income applicable to common shares
before cumulative effect of
accounting change and assuming
conversion of preferred stock	$218.4	$1,003.4	$594.7	$1,219.5	$1,340.6	$1,603.1

Weighted average common shares
outstanding for the period	311.6	315.4	312.3	315.2	313.0	314.4
Increase in shares resulting from:
Exercise of stock options	1.6	2.4	1.8	2.2	1.8	3.1
Conversion of preferred stock	0.4	0.4	0.4	0.4	0.4	0.4
Weighted average common shares
assuming conversion	313.6	318.2	314.5	317.8	315.2	317.9

Diluted earnings per share	$.70	$3.15	$1.89	$3.84	$4.25	$5.04

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

8.

Business Segment Information:
ALLTEL manages its business operations based on differences in products and services. The Company evaluates performance based on segment revenue and operating income, excluding non-recurring and unusual items. Segment operating results were as follows for the three, six and twelve month periods ended June 30:

	Three Months Ended		Six Months Ended		Twelve Months Ended
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and Sales from
External Customers:
Wireless	$ 965.2	$ 883.0	$1,884.3	$1,659.7	$3,761.2	$3,233.7
Wireline	423.9	411.6	846.2	821.2	1,662.0	1,647.9
Emerging businesses	85.7	78.4	167.1	157.2	325.0	299.8
Total communications	1,474.8	1,373.0	2,897.6	2,638.1	5,748.2	5,181.4
Information services	261.9	241.9	514.1	477.7	1,024.3	966.3
Other operations	94.7	106.2	181.7	189.3	388.9	386.1
Total business segments	$1,831.4	$1,721.1	$3,593.4	$3,305.1	$7,161.4	$6,533.8
Intersegment Revenues
and Sales:
Wireless	$--	$--	$--	$--	$--	$--
Wireline	27.1	27.1	54.8	54.2	109.7	80.8
Emerging businesses	29.1	13.4	58.6	19.1	106.9	24.9
Total communications	56.2	40.5	113.4	73.3	216.6	105.7
Information services	75.7	76.8	151.5	151.8	291.7	289.5
Other operations	45.7	62.1	80.9	117.1	201.6	239.0
Total business segments	$ 177.6	$ 179.4	$ 345.8	$ 342.2	$ 709.9	$ 634.2

Total Revenues and Sales:
Wireless	$ 965.2	$ 883.0	$1,884.3	$1,659.7	$3,761.2	$3,233.7
Wireline	451.0	438.7	901.0	875.4	1,771.7	1,728.7
Emerging businesses	114.8	91.8	225.7	176.3	431.9	324.7
Total communications	1,531.0	1,413.5	3,011.0	2,711.4	5,964.8	5,287.1
Information services	337.6	318.7	665.6	629.5	1,316.0	1,255.8
Other operations	140.4	168.3	262.6	306.4	590.5	625.1
Total business segments	2,009.0	1,900.5	3,939.2	3,647.3	7,871.3	7,168.0
Less: intercompany
eliminations	88.6	84.3	166.1	150.2	341.3	288.0
Total revenues and sales	$1,920.4	$1,816.2	$3,773.1	$3,497.1	$7,530.0	$6,880.0

Operating Income (Loss):
Wireless	$ 201.2	$ 252.5	$ 389.9	$ 467.4	$ 782.6	$ 896.0
Wireline	183.0	167.6	362.3	338.3	692.0	661.6
Emerging businesses	8.5	(6.4)	15.6	(14.0)	24.6	(25.3)
Total communications	392.7	413.7	767.8	791.7	1,499.2	1,532.3
Information services	46.4	44.1	90.8	86.1	189.7	177.7
Other operations	6.2	4.6	10.6	9.0	23.8	20.2
Total business segments	445.3	462.4	869.2	886.8	1,712.7	1,730.2
Corporate operations	(8.4)	(9.9)	(17.3)	(18.7)	(36.0)	(42.7)
Merger and integration
expenses and other charges	(2.1)	(6.8)	(71.1)	(16.9)	(79.6)	(107.4)
Total corporate expenses	(10.5)	(16.7)	(88.4)	(35.6)	(115.6)	(150.1)
Total operating income	$ 434.8	$ 445.7	$ 780.8	$ 851.2	$1,597.1	$1,580.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

9.

Agreement to Lease Cell Site Towers:
In December 2000, the Company announced the signing of a definitive agreement with American Tower Corporation ("American Tower") to lease approximately 2,200 of ALLTEL's cell site towers. Under terms of the 15-year lease agreement, American Tower will pay ALLTEL approximately $660.0 million in cash at the commencement of the lease term. American Tower will have the option to purchase the towers for additional consideration at the end of the lease term. With this transaction, American Tower will manage, maintain and remarket the remaining space on the towers, while ALLTEL will continue to own the cell site facilities. ALLTEL will pay American Tower a monthly fee for management and maintenance services. The transaction is structured to close in several phases. In the second quarter of 2001, the first three phases of this transaction, covering a total of 869 towers, were closed. ALLTEL received $260.7 million in cash and recorded the proceeds as deferred rental income that will be recognized on a straight-line basis over the lease term. On July 2, 2001 and August 1, 2001, the next two phases of the transaction, covering a total of 435 towers, were closed. The remaining phases of the transaction are subject to necessary consents and approvals and should be completed by year-end.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL"or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2001 and 2000, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

ACQUISITIONS

     On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas ("RSAs") in Louisiana from SBC Communications, Inc. ("SBC"). In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. Under the purchase method of accounting, tangible and identifiable intangible assets acquired are recorded at fair value. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $210.2 million has been initially allocated to goodwill and is being amortized on a straight-line basis over 25 years. The fair values and useful lives of assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments. ALLTEL has engaged a third-party appraisal firm to perform a study to determine the allocation of the total purchase price to the various assets acquired from SBC. Accordingly, a portion of the excess cost currently allocated to goodwill may be classified as other intangibles and may be amortized over periods different from the goodwill amortization period of 25 years. The Company expects to record the final purchase price adjustments related to this acquisition during the fourth quarter of 2001.

     During 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and Vodafone Airtouch exchanged wireless properties in 13 states. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition. During the second quarter of 2001, the Company completed the final purchase price allocation related to these acquisitions. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired was allocated to customer lists ($185.0 million), cellular licenses ($448.0 million) and goodwill ($1,088.9 million) based on a study completed by a third party appraisal firm. Amortization of the customer lists, cellular licenses and goodwill is being recorded on a straight-line basis over 6, 40 and 25 years, respectively. As a result of recording the final purchase price adjustments, the Company expects amortization expense to increase approximately $5.0 million in the third quarter of 2001.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONSRESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000
Revenues and sales	$1,920.4	$1,816.2	$3,773.1	$3,497.1	$7,530.0	$6,880.0
Operating income	$ 434.8	$ 445.7	$ 780.8	$ 851.2	$1,597.1	$1,580.1
Net income	$ 218.5	$1,003.5	$ 614.2	$1,182.9	$1,360.1	$1,566.8
Basic	$.70	$3.18	$1.96	$3.75	$4.34	$4.98
Diluted	$.70	$3.15	$1.95	$3.72	$4.31	$4.92

     Revenues and sales increased $104.2 million or 6 percent, $276.0 million or 8 percent and $650.0 million or 9 percent in the three, six and twelve month periods ended June 30, 2001, respectively. Revenue growth in each period reflects strong market demand for the Company's communications services as further discussed below.

     Reported operating income, net income and earnings per share for the three, six and twelve month periods ended June 30, 2001 and 2000 include the effects of various non-recurring and unusual items. As further discussed below, the non-recurring and unusual items include merger and integration expenses and other charges and gains realized from the exchange or sale of assets. Adjusted to exclude the effects of the non-recurring and unusual items in each period, operating income would have decreased $15.6 million or 3 percent, decreased $16.2 million or 2 percent and increased $0.7 million or less than 1 percent in the three, six and twelve month periods ended June 30, 2001, respectively. For the same periods of 2001, net income would have decreased $9.9 million or 4 percent, $30.3 million or 7 percent and $44.3 million or 5 percent, respectively. When excluding the effects of the non-recurring and unusual items in each period, basic earnings per share would have decreased 4 percent, 6 percent and 5 percent in the three, six and twelve month periods ended June 30, 2001, respectively. For the same periods of 2001, diluted earnings per share would have decreased 3 percent, 6 percent and 4 percent, respectively. Operating results for the three, six and twelve month periods of 2001 were adversely affected by additional goodwill amortization of approximately $10.4 million, $23.1 million and $50.1 million, respectively, primarily related to the acquisitions of wireless assets previously discussed. Increased interest expense resulting from additional borrowings to fund the wireless asset acquisitions also adversely affected net income and earnings per share growth in the six and twelve month periods of 2001. As further discussed below, the Company restructured its communications, product distribution and corporate operations during the first and second quarters of 2001.

     Operating income, net income and earnings per share adjusted for the non-extraordinary, non-recurring and unusual items are summarized in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions)	2001	2000	2001	2000	2001	2000
Operating income, as reported	$434.8	$445.7	$780.8	$851.2	$1,597.1	$1,580.1
Non-recurring and unusual items:
Litigation settlement	--	--	--	--	11.5	--
Merger and integration
expenses and other charges	2.1	6.8	71.1	16.9	79.6	107.4
Operating income, as adjusted	$436.9	$452.5	$851.9	$868.1	$1,688.2	$1,687.5

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000
Net income, as reported	$218.5	$1,003.5	$614.2	$1,182.9	$1,360.1	$1,566.8
Non-recurring and unusual items:
Cumulative effect of
accounting change	--	--	(19.5)	36.6	(19.5)	36.6
Litigation settlement	--	--	--	--	7.0	--
Merger and integration
expenses and other charges	1.2	4.1	42.1	10.0	47.1	76.0
Gain (loss) on disposal of
assets and other	2.9	(775.1)	(212.7)	(775.1)	(561.9)	(802.3)
Net income, as adjusted	$222.6	$ 232.5	$424.1	$ 454.4	$ 832.8	$ 877.1

Basic earnings per share,
as reported	$.70	$3.18	$1.96	$3.75	$4.34	$4.98
Non-recurring and unusual
items, net of tax:
Cumulative effect of
accounting change	--	--	(.06)	.12	(.06)	.12
Litigation settlement	--	--	--	--	.02	--
Merger and integration
expenses and other charges	--	.02	.13	.03	.15	.24
Gain (loss) on disposal of
assets and other	.01	(2.46)	(.67)	(2.46)	(1.79)	(2.55)
Basic earnings per share,
as adjusted	$.71	$.74	$1.36	$1.44	$2.66	$2.79

Diluted earnings per share,
as reported	$.70	$3.15	$1.95	$3.72	$4.31	$4.92
Non-recurring and unusual
items, net of tax:
Cumulative effect of
accounting change	--	--	(.06)	.12	(.06)	.12
Litigation settlement	--	--	--	--	.02	--
Merger and integration
expenses and other charges	--	.01	.13	.03	.15	.24
Gain (loss) on disposal of
assets and other	.01	(2.43)	(.67)	(2.44)	(1.78)	(2.52)
Diluted earnings per share,
as adjusted	$.71	$.73	$1.35	$1.43	$2.64	$2.76

     The operating income, net income and earnings per share impact of the non-recurring and unusual items have been presented as supplemental information only. The non-recurring items reflected in the above tables are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Cumulative Effect of Accounting Change

     During the second quarter of 2001, ALLTEL changed the accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the "ALLTEL Plan"), a defined benefit plan covering substantially all employees working in the Company's communications and corporate operations. The change in accounting was completed in conjunction with the Company's decision to conform future benefits earned under the subsidiary's plan with the ALLTEL Plan effective June 1, 2001. The change in accounting, retroactive to January 1, 2001, affects both the computation and amortization of unrecognized actuarial gains and losses for purposes of computing annual pension cost related to the subsidiary's pension plan. The change included modifying the method by which the market-related value of plan assets is determined from a calculated five-year average to actual fair value. In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets will be amortized on a straight-line basis over 5 years. Unrecognized actuarial gains and losses below the 17.5% corridor will be amortized over the average remaining service life of active plan participants (approximately 13 years). Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable as these changes will result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and will achieve consistency in the application of accounting principles with the ALLTEL Plan. The effect of these changes in 2001 will be to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million.

     Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. These changes conform ALLTEL's revenue recognition policies to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Prior to January 1, 2000, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. With the change in accounting, the Company recognizes wireless access revenues over the period in which the corresponding services are provided. As ALLTEL bills its customers on a cycle basis throughout the month, this accounting change resulted in the deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company now recognizes these fees over the expected life of the customer. (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding these changes in accounting principles).

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

Merger and Integration Expenses and Other Charges

     During 2001, the Company restructured its regional communications, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded a restructuring charge during the first and second quarters of 2001. The total charge recorded by the Company in the second quarter was $2.1 million and consisted of $1.6 million in severance and employee-related expenses and $0.5 million in lease termination costs. In the first quarter, the Company recorded a restructuring charge of $69.0 million, which consisted of $54.9 million in severance and employee benefit costs related to a planned workforce reduction, $5.2 million in lease termination costs associated with the closing of several retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the first quarter restructuring charge were non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plan was completed in June 2001 and resulted in the elimination of 1,417 employees, including the employees who accepted the early retirement incentive. As of June 30, 2001, the Company had paid $32.1 million in severance and employee-related expenses, and all of the employee reductions had been completed.

     The lease termination costs recorded in the first and second quarters of 2001 include $4.6 million representing the estimated minimum contractual commitments over the next one to five years for 58 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also include $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, markets IBM's Corebank software, a real time, continuous banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, ALLTEL ceased further development of its software product and wrote-off the portion of the capitalized software development costs that had no alternative future use or functionality.

     During the fourth quarter of 2000, in connection with the purchase of wireless assets in Louisiana from SBC, the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with the September 1999 restructuring of its wireline operations. This adjustment primarily reflects differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan to 242.

     In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The total charge recorded by the Company in the third quarter was $9.2 million and consisted of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, consisting of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of June 30, 2001, all of the planned employee reductions had been completed and all severance-related expenses had been paid.

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

     In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represented the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned, net of anticipated sublease income. As of June 30, 2001, the Company had paid all severance-related expenses and completed all of the scheduled employee reductions.

     During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, Advanced Information Resources, Ltd. and Southern Data Systems and with certain loss contingencies and other restructuring activities. The merger and integration expenses totaled $73.4 million and consisted of professional and financial advisors'fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that had no future alternative use or functionality. The other integration costs also included branding and signage costs of $4.1 million and other expenses of $2.2 million incurred in the third quarter of 1999. The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations until conversion of these operations to the Company's own internal billing system occurred. Conversion of the Liberty operations was completed in November 1999, with conversion of the Aliant operations began in the first quarter of 2001. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in 1998. Through June 30, 2001, the Company has paid Convergys $50.0 million of the termination fee. As previously discussed, the Company subsequently reduced the accrued liabilities related to the Aliant and Liberty mergers by $2.5 million. As of June 30, 2001, the Company had paid $11.8 million in severance and employee-related expenses and all of the employee reductions had been completed.

     During the third quarter of 1999, the Company also recorded a restructuring charge of $17.1 million consisting of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The original restructuring plan provided for the elimination of 308 employees in the Company's wireline operations support functions. As previously discussed, in the third and fourth quarters of 2000, the Company reduced the number of employees to be terminated to 242 and decreased the related liability by $2.1 million. The lease termination costs represented the minimum estimated contractual commitments over the next one to four years for leased facilities that the Company has abandoned. As of June 30, 2001, the Company had completed the employee reductions and paid $8.7 million in severance-related expenses.

     At June 30, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $20.6 million, consisting of contract termination fees of $9.5 million, severance and employee-related expenses of $4.6 million and lease cancellation and termination costs of $6.5 million. Of the remaining contract termination fees, $7.1 million will be paid in 2001 and $2.4 million will be paid in 2002. Cash outlays for the remaining employee-related expenses and lease termination costs will be disbursed over the next 12 to 60 months. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. As a result of its first and second quarter 2001 restructuring efforts, ALLTEL expects to realize cost savings through a reduction in employee salaries and other benefit costs of approximately $55.0 million in 2001. (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the merger and integration expenses and other charges).

Gain (Loss) on Disposal of Assets and Other

     In the second quarter, the Company recorded a pretax adjustment of $4.4 million to reduce the gain recognized from the dissolution of a wireless partnership with Bell South Mobility, Inc. ("Bell South") initially recorded in the first quarter of 2001, as discussed below. The Company also recorded a pretax adjustment of $2.4 million to increase the gain recognized from the sale of PCS licenses to Verizon Wireless also completed during the first quarter of 2001. These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred. In addition, during the second quarter, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt.

     In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 Personal Communications Services ("PCS") licenses to Verizon Wireless completed in February 2001. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a partnership with Bell South, involving wireless properties in four states. Upon dissolution, the partnership's assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of investments.

     In addition to including the effects of the transactions recorded in the first and second quarters of 2001 discussed above, the twelve month period ended June 30, 2001 also includes pretax gains of $562.0 million from the sale of investments, including ALLTEL's remaining investment in WorldCom, Inc. ("WorldCom") common stock. In addition, the Company recorded pretax gains of $35.5 million from the sale of certain PCS assets. The PCS assets sold include the operations in Birmingham, Ala. and PCS licenses in eight other markets. The twelve month period of 2001 also includes pretax adjustments totaling $7.1 million to reduce the gain recognized by the Company in connection with the exchange of wireless properties with Bell Atlantic and GTE recorded in the second quarter of 2000, as discussed below. These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred.

     In the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and the sale of its PCS operations in Mobile, Ala. and the PCS license covering the Pensacola, Fla. market. The Company also recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions facing APEX and the company's bankruptcy filing. The twelve month period ended June 30, 2000 includes a pretax gain of $43.1 million from the sale of a portion of the Company's investment in WorldCom common stock.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     In the second quarter of 2001, the Company changed the reporting presentation for wireless equipment sales revenues to a gross basis. Previously, the Company netted equipment sales against charges incurred to acquire new customers or retain existing ones and included the net amount in cost of products sold or operations expense. Prior period revenue and expense information has been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

     During the first quarter of 2001, ALLTEL changed its business segment reporting presentation. As a result of this change, the Company's wireless segment now consists of both its cellular and PCS operations. Previously, the PCS operations were included in the Company's emerging businesses segment. Following this change, the Company's emerging businesses segment consists of its long-distance and network management services, competitive local access ("CLEC") and Internet access operations.

Communcications-Wireless Operations
(Dollars in millions,	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
customers in thousands)	2001	2000	2001	2000	2001	2000
Revenues and sales	$965.2	$883.0	$1,884.3	$1,659.7	$3,761.2	$3,233.7
Operating income	$201.2	$252.5	$ 389.9	$ 467.4	$ 782.6	$ 896.0
Customers	6,463.6	5,835.0
Market penetration	13.1%	12.2%

     During the past twelve month period, customer growth continued as the number of wireless customers grew by more than 628,000 customers. As previously discussed, during the fourth quarter of 2000, ALLTEL purchased wireless properties in Louisiana. This transaction accounted for approximately 148,000 of the overall increase in wireless customers that occurred in the twelve month period ended June 30, 2001. As a result of customer growth, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased nearly 1 percent during the past twelve month period. Excluding the effect of acquisitions, ALLTEL added more than 1,126,000 gross customers during the first six months of 2001, compared to 945,000 for the same period of 2000.

     Customer churn (average monthly rate of customer disconnects) decreased slightly during the second quarter of 2001 and was 2.17 percent compared to 2.19 percent for the same period of 2000. For the six and twelve months ended June 30, 2001, customer churn increased slightly and was 2.30 percent and 2.35 percent, respectively, compared to 2.27 percent and 2.28 percent for the same periods in 2000. The Company continues to focus its efforts on lowering churn. Among the initiatives implemented by the Company to improve customer retention are analyzing customer usage patterns over a six-month period and notifying the customer if a better rate plan is available and migrating customers from analog equipment to digital through the use of equipment subsidies.

     Wireless revenues and sales increased $82.2 million or 9 percent, $224.6 million or 14 percent and $527.5 million or 16 percent for the three, six and twelve month periods ended June 30, 2001, respectively. Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers and the acquisitions of wireless properties from Bell Atlantic, GTE and SBC. These acquisitions accounted for approximately $101.6 million, $244.2 million and $476.8 million of the overall increases in revenues in the three, six and twelve month periods ended June 30, 2001, respectively. Revenue growth attributable to customer growth and acquisitions were offset by declines in roaming revenues reflecting the expansion of local, regional and national calling plans and a decrease in roamer billing rates. Average revenue per customer per month was $47.56, $46.74 and $47.78 for the three, six and twelve months ended June 30, 2001, respectively, compared to $51.27, $49.85 and $50.64 for the same periods of 2000. The decreases in average revenue per customer per month in all three 2001 periods reflect the expansion of local, regional and national calling plans, decreased roaming rates and continued penetration into competitive market segments. The Company expects these industry-wide trends to continue. In addition, while the expanded calling area plans provide the Company the ability to effectively compete for high volume customers, retail roaming revenues will continue to decline as customers migrate to these rate plans. Accordingly, future revenue growth will be dependent upon ALLTEL's success in adding new customers in its existing markets, increasing customer usage of its network and providing customers with enhanced products and services.

     Operating income decreased $51.3 million or 20 percent, $77.5 million or 17 percent and $113.4 million or 13 percent for the three, six and twelve month periods ended June 30, 2001, respectively. The decreases in operating income in the all three periods of 2001 reflect additional goodwill amortization of $10.2 million, $22.6 million and $49.6 million, respectively, associated with the acquisitions of wireless assets previously discussed. Increased advertising and other selling and marketing costs, consistent with the overall growth in revenues and sales, the rollout of new rate plans and expanded competition from other wireless service providers also affected operating income growth in all three periods of 2001. Operating income also reflects increased customer retention expenses resulting from migrating customers from analog to digital equipment, increased network-related expenses resulting from increased network traffic due to customer growth and expansion of calling areas, and increased depreciation expense, consistent with the growth in wireless plant in service.

     The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. Cost to acquire a new wireless customer was $335, $299 and $306 for the three, six and twelve months ended June 30, 2001, respectively, compared to $318, $301 and $300 for the same periods of 2000. The increases in cost to acquire a new customer in the three and twelve month periods primarily reflect increased selling and marketing costs attributable to a nationwide branding campaign and an increase in promotional activities. In addition, margins earned from the sale of digital handsets and other accessories declined driven by lower retail prices, reflecting highly competitive market conditions. The increases in customer acquisition costs in the three and twelve month periods of 2001 attributable to increased advertising costs and equipment subsidies were partially offset by lower commissions expense, reflecting a shift in the Company's distribution mix as proportionately higher sales volumes were generated from ALLTEL's internal sales distribution channels. The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. During the first six months of 2001, approximately 80 percent of the gross customer additions came through ALLTEL's internal distribution channels. In addition, commissions paid to outside agents also decreased in all periods of 2001, reflecting a shift in the mix of the Company's external distribution channels from national to local dealers. While ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels, the Company will continue to utilize its large dealer network. The decrease in cost to acquire a new wireless customer in the six month period of 2001 primarily reflects the lower commission costs noted above.

Communcications-Wireline Operations
(Dollars in millions,	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
access lines in thousands)	2001	2000	2001	2000	2001	2000
Local service	$215.3	$205.4	$427.2	$405.8	$ 831.3	$ 799.1
Network access and
long-distance	207.3	204.6	416.7	410.1	825.1	806.2
Miscellaneous	28.4	28.7	57.1	59.5	115.3	123.4
Total revenues and sales	$451.0	$438.7	$901.0	$875.4	$1,771.7	$1,728.7
Operating income	$183.0	$167.6	$362.3	$338.3	$ 692.0	$ 661.6
Access lines in service	2,606.6	2,520.0

     Wireline revenues and sales increased 3 percent in each of the three, six and twelve months ended June 30, 2001, or $12.3 million, $25.6 million and $43.0 million, respectively. Wireline operating income increased $15.4 million or 9 percent, $24.0 million or 7 percent and $30.4 million or 5 percent for the three, six and twelve months ended June 30, 2001, respectively. Wireline operating results for the twelve months ended June 30, 2001 includes the effect of the $11.5 million Georgia PSC litigation settlement previously discussed. Excluding the effect of this settlement, revenues and sales would have increased $54.5 million or 3 percent and operating income would have increased $41.9 million or 6 percent in the twelve month period of 2001, respectively.

     Local service revenues increased $9.9 million or 5 percent, $21.4 million or 5 percent and $32.2 million or 4 percent for the three, six and twelve months ended June 30, 2001, respectively. Local service revenues for the twelve month period of 2001 include the effect of the Georgia PSC litigation settlement. Excluding the effect of the settlement, local service revenues would have increased $43.7 million or 6 percent in the twelve month period ended June 30, 2001. Net of the litigation settlement, the increases in local service revenues in all 2001 periods reflect growth in customer access lines.

     During the past twelve months, access line growth, including the sales of residential and second access lines, continued as the number of access lines grew more than 3 percent. Revenues from custom calling and other enhanced services increased $6.4 million , $12.7 million and $23.8 million in the three, six and twelve month periods ended June 30, 2001, respectively, also contributing to the overall growth in local service revenues in all three 2001 periods.

     Network access and long-distance revenues increased $2.7 million or 1 percent, $6.6 million or 2 percent and $18.9 million or 2 percent in the three, six and twelve months ended June 30, 2001, respectively. The increases in all periods primarily reflect growth in customer access lines and higher volumes of access usage. The increases in network access and long-distance revenues in both periods attributable to customer access line growth and increased access usage were partially offset by reductions in intrastate toll revenues. Network access and long distance revenues for the three, six and twelve month periods of 2001 also reflect reductions in revenues received from the Georgia Universal Service Fund of $4.5 million, $9.0 million and $18.0 million, respectively. These revenue reductions were the result of the Georgia PSC litigation settlement previously discussed.

     Miscellaneous revenues decreased $0.3 million or 1 percent, $2.4 million or 4 percent and $8.1 million or 7 percent for the three, six and twelve month periods ended June 30, 2001, respectively. The decreases in each period primarily reflect a reduction in billing and collection revenues, partially offset by increases in directory advertising revenues.

     Growth in operating income for all three periods of 2001 reflects the increases in wireline revenues and reductions in customer service and other general and administrative expenses, primarily resulting from the Company's restructuring efforts, as previously discussed. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in network-related expenses, data processing charges, depreciation and amortization, and selling and marketing expenses. Network-related expenses and data processing charges increased in all periods primarily due to the growth in customer access lines and network usage, while depreciation and amortization expense increased in all three periods of 2001 primarily due to growth in wireline plant in service. Selling and marketing expenses increased in all periods primarily due to additional advertising as a result of the Company's nationwide branding campaign.

Regulatory Matters - Communications Operations

     ALLTEL's wireline subsidiaries, except for the Nebraska operations, currently follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the wireline subsidiaries'ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. As a result of the passage of the Telecommunications Act of 1996 (the "96 Act") and state telecommunications reform legislation, ALLTEL's wireline subsidiaries could begin to experience increased competition in their local service areas. To date, competition has not had a significant adverse effect on the operations of ALLTEL's wireline subsidiaries.

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

     The Nebraska wireline properties, which were acquired in 1999, have been operating under price cap regulation pursuant to waivers granted by the Federal Communications Commission ("FCC"). On June 12, 2001, the FCC granted ALLTEL's request to extend the waiver to July 1, 2002.

     In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of Incumbent Local Exchange Carriers ("ILECs") and addressed interconnection, unbundled network elements and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to "pick and choose"among the terms and conditions of approved interconnection agreements, was considered first by the U.S. Eighth Circuit Court of Appeals (the "Eighth Circuit Court") and then by the U.S. Supreme Court (the "Supreme Court"). In January 1999, the Supreme Court ruled that the FCC had the jurisdiction to implement certain local competition provisions of the 96 Act. The Supreme Court remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC's pricing rules are consistent with the 96 Act. Other issues were remanded to the FCC.

     In November 1999, the FCC issued a decision outlining how it would interpret the "necessary"and "impair"standards set forth in the 96 Act, and which specific network elements it would require ILECs to unbundle as a result of its interpretation of those standards. The FCC reaffirmed that ILECs must provide unbundled access to the following network elements: loops, including loops used to provide high-capacity and advanced telecommunications services, network interface devices, local circuit switching, dedicated and shared transport, signaling and call-related databases, and operations support systems. The FCC also imposed on ILECs the obligation to unbundle other network elements including access to sub-loops or portions of sub-loops, fiber optic loops and transport. At this time, the FCC declined to impose any obligations on ILECs to provide unbundled access to packet switching or to digital subscriber line access multiplexers. The FCC has adopted national rules for the unbundling of the high frequency portion of the local loop. The FCC also began a rulemaking proceeding regarding the ability of carriers to use certain unbundled network elements as a substitute for the ILEC's special access services.

     In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court, and rejected, as contrary to the 96 Act, the use of hypothetical network costs which the FCC had used in developing certain of its pricing rules. The FCC's pricing rules related to unbundled network elements, termination and transport were also vacated. The Eighth Circuit Court upheld its prior decision that ILECs'universal service subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC's rules requiring that (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. Pending disposition by the Supreme Court of petitions for certiorari, the Eighth Circuit Court has stayed its earlier decision, which vacated the FCC's use of hypothetical network costs in the development of certain pricing rules applicable to ILECs.

     In October 1999, the FCC adopted two orders, currently on appeal, involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs'forward-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. On May 23, 2001, the FCC adopted an interim universal service mechanism that will govern compensation for rural telephone companies for the next five years.

     Among other provisions, the FCC's interim plan adopts a modified embedded cost mechanism while retaining an indexed cap on the fund. The high-cost loop support fund will be permitted to grow, based on annual changes in the Gross Domestic Product - Chained Price Index and the total number of working loops of rural carriers. This order also adopted three paths for the disaggregation and targeting of high-cost universal service support. At this time, ALLTEL cannot estimate the affect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.

     Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its wireline subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina and Texas. The Company also has an alternative regulation application pending in Pennsylvania. The Company continues to evaluate alternative regulation options in other states where its wireline subsidiaries operate.

     In June 1998, the FCC began a rulemaking proceeding to consider access charge reform for rate-of-return ILECs. In October 1998, the FCC began a proceeding to consider the represcription of the authorized rate-of-return for the interstate access services of approximately 1,300 ILECs, including the ALLTEL subsidiaries operating under rate-of-return regulation. The Multi-Association Group, a coalition of ILEC trade associations, filed with the FCC a comprehensive access charge reform and deregulation plan for rate-of-return ILECs. If adopted as proposed, the plan would provide access service pricing flexibility to rate-of-return ILECs, resolve certain universal service issues and moot the pending FCC proceedings on access charge reform and rate-of-return represcription. In January 2001, the FCC began a rulemaking proceeding on that plan.

     On May 22, 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap ILECs and a freeze of all allocation factors for rate-of-return ILECs. Rate-of-return ILECs also were given a one-time option, which has been extended to September 1, 2001, to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors. ALLTEL has not exercised that option to date. The freeze will be in effect for five years, starting on July 1, 2001, or until the FCC has completed comprehensive separations reform, whichever comes first. The frozen allocation factors and category relationships will be based on carriers'separations studies for calendar year 2000.

     On June 14, 2001 the FCC, on its own motion, waived certain elements of its Part 69 access charge rules to allow non-price cap LECs to include in their tariff filings an end-user charge to recover their universal service contributions. ALLTEL ILECs tariffed the surcharge in their annual interstate access tariff filing and began assessing the surcharge August 1, 2001.

     Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act and future competition will ultimately have on its wireline operations.

Communcications-Emerging Businesses
	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and sales	$114.8	$91.8	$225.7	$176.3	$431.9	$324.7
Operating income (loss)	$ 8.5	$ (6.4)	$ 15.6	$ (14.0)	$ 24.6	$ (25.3)

     The Company's long-distance and network management services and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. Currently, the Company's CLEC services are focused on business customers. During 2000, ALLTEL added CLEC services to markets in Alabama, Georgia, Ohio, Missouri and South Carolina.

     Emerging businesses revenues and sales increased $23.0 million or 25 percent, $49.4 million or 28 percent and $107.2 million or 33 percent for the three, six and twelve month periods ended June 30, 2001. The increases in revenues and sales in all periods primarily reflect growth in each of the emerging businesses'product groups, primarily driven by growth in ALLTEL's customer base for these services. Revenues from long-distance and network management services increased $12.4 million, $26.0 million and $62.5 million in the three, six and twelve months ended June 30, 2001, respectively, while CLEC revenues increased $8.2 million, $18.1 million and $34.0 million for the same periods of 2001, respectively. Additionally, during the three, six and twelve month periods of 2001, Internet access revenues increased $2.4 million, $5.3 million and $10.7 million, respectively.

     Operating income from emerging businesses increased $14.9 million or 233 percent, $29.6 million or 211 percent and $49.9 million or 197 percent for the three, six and twelve months ended June 30, 2001, respectively. The increases in all three periods were primarily due to growth in the long-distance and network management services, which accounted for $11.7 million, $25.8 million and $56.3 million of the overall increases in emerging businesses operating income in the three, six and twelve month periods of 2001, respectively. The increases in operating income in the six and twelve month periods of 2001 attributable to the long-distance and network operations were partially offset by increased losses sustained by the CLEC operations, reflecting the expanded rollout of these operations during the fourth quarter of 2000.

Information Services
	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and sales	$337.6	$318.7	$665.6	$629.5	$1,316.0	$1,255.8
Operating income	$ 46.4	$ 44.1	$ 90.8	$ 86.1	$ 189.7	$ 177.7

     Information services revenues and sales increased $18.9 million or 6 percent, $36.1 million or 6 percent and $60.2 million or 5 percent for the three, six and twelve month periods ended June 30, 2001, respectively. Revenues and sales increased in all three periods of 2001, primarily due to growth in the financial services operations. Financial services revenues, which includes the residential lending and international operations, increased $23.9 million, $32.1 million and $29.2 million in the three, six and twelve month periods, respectively. The increases in financial services revenues in all 2001 periods reflects growth in mortgage processing revenues, reflecting increased mortgage refinancing activity due to the recent declines in consumer borrowing rates, additional revenues earned from new businesses and increases in software licensing revenues. During the third quarter of 2000, ALLTEL acquired Benchmark Consulting International and Datamatic Services, Inc, two privately held companies serving the financial services industry and formed ALLTEL Mortgage Solutions, a joint venture with Bradford &Bingley Group, a large United Kingdom mortgage lender. These new businesses accounted for $10.7 million, $21.5 million and $38.8 million of the overall increases in financial services revenues for the three, six and twelve month periods of 2001, respectively.

     Growth in financial services revenues in the twelve month period of 2001 attributable to new business was partially offset by reduced revenues from several large customers and lost operations due to contract terminations. Telecommunications revenues decreased $3.1 million in the three month period and increased $6.4 million and $35.7 million in the six and twelve month periods of 2001, respectively. The decrease in telecommunications revenues in the three month period primarily reflects lost operations due to contract terminations. The increases in telecommunications revenues in both the six and twelve month periods primarily reflect growth in existing contracts and the affect of two new outsourcing agreements.

     Operating income increased $2.3 million or 5 percent, $4.7 million or 5 percent and $12.0 million or 7 percent in the three, six and twelve month periods ended June 30, 2001, respectively. The increases in operating income in all three 2001 periods reflect the growth in revenues and sales noted above, partially offset by losses sustained by the recently acquired operations and new joint venture previously discussed. Additionally, financial services operating margins for the six and twelve month periods reflect the loss of higher margin operations from contract terminations, partially offset by reduced operating costs as a result of the Company's first quarter 2000 restructuring activities. Operating income growth for all periods of 2001 also reflects increases in depreciation and amortization expense. Depreciation and amortization expense increased $2.7 million, $5.2 million and $8.3 million in the three, six and twelve month periods of 2001, respectively, primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.

Other Operations
	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and sales	$140.4	$168.3	$262.6	$306.4	$590.5	$625.1
Operating income	$ 6.2	$ 4.6	$ 10.6	$ 9.0	$ 23.8	$ 20.2

     Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales decreased $27.9 million or 17 percent, $43.8 million or 14 percent and $34.6 million or 6 percent for the three, six and twelve months ended June 30, 2001, respectively. The decreases in revenues and sales in all periods primarily reflect a reduction in sales of telecommunications and data products, which decreased $36.8 million, $53.4 million and $44.1 million in the three, six and twelve month periods of 2001, respectively. Sales to affiliates accounted for $16.4 million, $36.2 million and $37.3 million of the overall decreases in sales of telecommunications and data products in the three, six and twelve month periods, respectively. The decreases in affiliate sales in all periods of 2001 were primarily due to a reduction in purchases made by the Company's wireline subsidiaries, reflecting timing differences in the purchases of materials and equipment related to long-term construction projects. Sales to non-affiliates, which declined $20.3 million, $17.2 million and $6.8 million in the three, six and twelve month periods of 2001, respectively, primarily reflect a general reduction in capital spending by telecommunications companies due to current economic conditions and the industry's emphasis on controlling costs. Directory publishing revenues increased $8.9 million, $9.6 million and $9.5 million in the three, six and twelve month periods of 2001, respectively, primarily reflecting increases in the number of directory contracts published in each period.

     Although sales of telecommunications and data products declined in the each period, operating income increased $1.6 million or 35 percent, $1.6 million or 18 percent and $3.6 million or 18 percent in the three, six and twelve month periods of 2001, respectively. The increases in operating income in all periods primarily reflect improved profit margins realized by the product distribution operations on its sales to both affiliates and non-affiliates, growth in directory publishing revenues and a reduction in operating expenses, primarily due to the Company's 2001 restructuring efforts, as previously discussed.

Corporate Expenses
	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions)	2001	2000	2001	2000	2001	2000
Corporate expenses	$ 8.4	$ 9.9	$ 17.3	$ 18.7	$ 36.0	$ 42.7
Merger and integration expenses
and other charges	2.1	6.8	71.1	16.9	79.6	107.4
Total corporate expenses	$10.5	$16.7	$88.4	$35.6	$115.6	$150.1

     As indicated in the table, corporate expenses include the merger and integration expenses and other charges, as previously discussed. Excluding the impact of the merger and integration expenses and other charges in each period, corporate expenses would have decreased $1.5 million or 15 percent, $1.4 million or 7 percent and $6.7 million or 16 percent for the three, six and twelve month periods ended June 30, 2001, respectively. Net of the merger and integration expenses and other charges, the decreases in corporate expenses in all three 2001 periods primarily reflect reductions in employee benefit costs and general and administrative expenses due to the 2001 restructuring efforts and the Company's continued focus on controlling costs.

Non-Operating Income, Net
	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Millions)	2001	2000	2001	2000	2001	2000
Equity earnings in
unconsolidated partnerships	$17.1	$39.1	$28.4	$71.7	$77.2	$116.8
Minority interest in
consolidated partnerships	(18.6)	(32.0)	(35.4)	(51.8)	(80.8)	(103.6)
Other income, net	9.2	11.6	19.6	24.4	37.4	51.2
Non-operating income, net	$ 7.7	$18.7	$12.6	$44.3	$33.8	$ 64.4

     As indicated in the table above, non-operating income, net decreased $11.0 million or 59 percent, $31.7 million or 71 percent and $30.6 million or 48 percent in the three, six and twelve months ended June 30, 2001, respectively. The decreases in equity earnings in unconsolidated partnerships in all three periods of 2001 primarily reflect the sale of certain minority investments to Bell Atlantic and GTE completed during 2000, as previously discussed. The decreases in minority interest expense in all three 2001 periods primarily reflect ALLTEL's acquisitions of the remaining ownership interest in a Georgia RSA completed in January 2000 and in a Florida RSA completed in August 2000. Other income, net for all three 2000 periods include a one-time pre-tax gain of $4.7 million from the sale of a minority interest in a wireless property. Other income, net for the twelve month period of 2001 also reflects a reduction in capitalized interest costs of $6.5 million attributable to the sale of PCS licenses previously discussed and ALLTEL's deployment plans for PCS service.

Interest Expense

     Interest expense decreased $4.2 million or 5 percent, increased $8.4 million or 6 percent and increased $32.6 million or 11 percent in the three, six and twelve month periods ended June 30, 2001, respectively. The decrease in the three month period primarily reflects a reduction in both the weighted average borrowing amount and interest rates applicable to ALLTEL's commercial paper program. The increases in interest expense in the six and twelve month periods reflect a net increase in the weighted average borrowing amounts outstanding under the Company's commercial paper program. Additional borrowings under these credit facilities were used principally to finance the Company's wireless property acquisitions with SBC, Bell Atlantic and GTE and to fund the Company's stock repurchase plan, partially offset by the proceeds received from the leasing of cell site towers, further discussed below. Interest expense for the six and twelve month periods of 2001 also reflects additional interest costs related to the $425.0 million of long-term debt assumed by ALLTEL in completing the wireless property exchange with GTE.

Income Taxes

     Income tax expense decreased $575.7 million or 80 percent, $466.2 million or 54 percent and $216.6 million or 19 percent for the three, six and twelve month periods ended June 30, 2001, respectively. The decreases in income tax expense in each period primarily reflect the tax-related impact of the gains recognized from the sale of PCS licenses, the exchange of wireless assets and the sale of WorldCom stock, as well as the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of the non-recurring and unusual items in each period, income tax expense would have decreased $12.6 million or 8 percent, $26.0 million or 8 percent and $18.4 million or 3 percent in the three, six and twelve month periods ended June 30, 2001, respectively, consistent with the Company's operating results excluding non-recurring and unusual items.

Average Common Shares Outstanding

     The average number of common shares outstanding decreased one percent in each of the three and six month periods and decreased less than 1 percent in the twelve month period ended June 30, 2001, respectively. The decreases in all periods primarily reflect the Company's repurchase of its common shares. The effect on the average number of common shares outstanding in the twelve month period resulting from the stock repurchase plan was partially offset by additional shares issued in connections with acquisitions and upon the exercise of options granted under employee stock option plans.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     ALLTEL's total capital structure was $9.4 billion at June 30, 2001, reflecting 57 percent common and preferred equity and 43 percent debt, compared to a capital structure at December 31, 2000 of $9.8 billion reflecting 52 percent common and preferred equity and 48 percent debt. The Company believes it has adequate internal and external capital resources available to finance its ongoing operating requirements including capital expenditures, business development and the payment of dividends. ALLTEL has access to the capital markets, including the private placement market, public issuance and the Rural Utilities Service financing programs for wireline companies. The Company and its subsidiaries expect these sources to continue to be available for future borrowings.

(Millions)	Six Months Ended June 30,		Twelve Months Ended June 30,
	2001	2000	2001	2000
Cash flows from (used in):
Operating activities	$ 994.7	$ 719.7	$ 1,772.3	$ 1,607.0
Investing activities	15.5	(762.0)	(486.7)	(1,305.4)
Financing activities	(1,043.7)	30.1	(1,257.3)	(346.4)
Increase (decrease) in cash and short-term investments	$ (33.5)	$ (12.2)	$ 28.3	$ (44.8)

Operating Activities

     Cash provided from operations continues to be ALLTEL's primary source of liquidity. The increases in the six and twelve month periods ended June 30, 2001 reflect growth in earnings of the Company before depreciation and amortization, interest expense, income taxes and non-recurring and unusual charges. Cash provided from operations in both periods of 2001 was also favorably impacted by the timing of income tax payments associated with the gains realized from the sale of PCS licenses, exchange of wireless assets with Bell Atlantic and GTE and the sale of WorldCom stock. The increases in cash provided from operations resulting from earnings growth and timing of income tax payments in both periods of 2001 were partially offset by changes in working capital requirements, including timing differences in the receipt and payment of trade receivables and payables.

Investing Activities

     Capital expenditures for the six and twelve month periods ended June 30, 2001 were $616.6 million and $1,373.8 million, respectively, compared to $407.5 million and $979.4 million for the same periods in 2000. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to construct additional network facilities and to deploy digital wireless technology in select markets. Capital expenditures were also incurred to upgrade ALLTEL's telecommunications network in order to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $1.2 billion for 2001 and are expected to be funded primarily from internally generated funds.

     Cash flows used in investing activities for the twelve month period of 2001 includes cash outlays for the acquisition of property of $433.2 million, principally consisting of $387.6 million paid by ALLTEL in October 2000 to acquire wireless properties in Louisiana, as previously discussed. The twelve month period of 2001 also includes cash outlays of $26.5 million incurred in connection with the acquisition of an additional ownership interest in a wireless property in Florida and the purchase of two privately held companies serving the financial services industry. Cash flows used in investing activities for the six and twelve month periods ended June 30, 2000 includes cash outlays of $625.8 million and $630.3 million, respectively. These amounts principally consist of $624.3 million paid by ALLTEL in connection with the exchange of wireless assets with Bell Atlantic completed in April 2000, as previously noted.

     Cash flows from investing activities for the six and twelve month periods ended June 30, 2001 include proceeds from the sale of assets of $411.4 million and $515.8 million, respectively. These amounts primarily consist of $410.1 million received by ALLTEL from the sale of 20 PCS licenses in February 2001, as previously discussed. Proceeds from asset sales for the twelve month period of 2001 also include $80.0 million received from the sale of the PCS operations in Birmingham, Ala. and PCS licenses in eight other markets. Cash flows from investing activities for the twelve month period ended June 30, 2001 also includes proceeds from the sale of investments of $633.0 million, principally consisting of proceeds of $595.8 million received from the sale of a portion of the Company's investment in WorldCom common stock. Cash flows used in investing activities for the six and twelve month periods ended June 30, 2000 include proceeds from the sale of assets of $224.5 million. These amounts consist of $192.5 million received by ALLTEL related to the exchange of wireless assets with GTE in June 2000 and $32.0 million received from the sale of PCS assets related to the Mobile, Ala. and Pensacola, Fla. markets.

     Cash flows from investing activities for the six and twelve month periods ended June 30, 2001 include proceeds from the leasing of cell site towers of $260.7 million. As further discussed in Note 9 to the unaudited interim consolidated financial statements, in December 2000, ALLTEL signed an agreement with American Tower Corporation to lease approximately 2,200 of the Company's cell site towers. Under terms of the agreement, ALLTEL will receive approximately $660.0 million in cash. The transaction is structured to close in several phases, and through June 30, 2001, the first three phases of the transaction were completed involving 869 towers.

     Cash flows from investing activities for the six and twelve month periods ended June 30, 2001 also include proceeds from the return on investments of $26.9 million and $42.3 million, respectively, compared to $89.3 million and $116.9 million for the same periods of 2000. These amounts primarily consist of cash distributions received from ALLTEL's wireless minority investments. The decreases in both 2001 periods primarily reflect the sale of certain minority investments to Bell Atlantic and GTE, as previously discussed.

     The proceeds received from the asset and investment sales and the leasing of cell site towers were used primarily to reduce borrowings under the Company's commercial paper program.

Financing Activities

     Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $206.5 million and $407.7 million for the six and twelve month periods ended June 30, 2001, respectively, compared to $201.8 million and $390.1 million for the same periods in 2000. The increases in dividend payments in both periods primarily reflect growth in the annual dividend rate on ALLTEL's common stock. In October 2000, the Company's Board of Directors approved an increase in the quarterly common stock dividend rate from $.32 to $.33 per share, raising the annual dividend rate to $1.32 per share.

     The Company has a $1.0 billion line of credit under a revolving credit agreement. During the second quarter of 2001, the agreement was amended to provide that $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005. During 2000, the Company established a commercial paper program with a maximum borrowing capacity of $1.25 billion. Under this program, commercial paper borrowings are supported by the Company's revolving credit agreement and are deducted from the amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.25 billion. ALLTEL classifies commercial paper borrowings up to $1.0 billion as long-term debt because the revolving credit agreement supports these borrowings.

     Commercial paper borrowings outstanding at June 30, 2001 were $378.5 million, compared to $835.5 million and $632.0 million that were outstanding at December 31, 2000 and June 30, 2000, respectively. Commercial paper borrowings outstanding at June 30, 2001 had a weighted average interest rate of 4.0 percent. Additional borrowings under the commercial paper program were incurred to finance the wireless property acquisitions, to fund stock repurchases and to retire amounts outstanding under the revolving credit agreement. As a result, no borrowings were outstanding under the revolving credit agreement at either June 30, 2001, December 31, 2000 or June 30, 2000, compared to $341.1 million and $405.7 million that were outstanding at December 31, 1999 and June 30, 1999, respectively. The commercial paper borrowings outstanding at June 30, 2000 represent all of the long-term debt issued in the six and twelve month periods of 2000.

     Retirements of long-term debt were $598.0 million and $423.7 million for the six and twelve months ended June 30, 2001, respectively, compared to $376.7 million and $486.2 million for the same periods of 2000. The net reductions from December 31, 2000 and June 30, 2000 in commercial paper borrowings of $457.0 million and $253.5 million, respectively, represent the majority of the long-term debt retired in the six and twelve month periods of 2001. Retirements of long-term debt for both periods of 2001 also include the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed. The net reductions from December 31, 1999 and June 30, 1999 in revolving credit borrowings of $341.1 million and $405.7 million, respectively, represent the majority of the long-term debt retired in the six and twelve month periods ended June 30, 2000, respectively. Scheduled long-term debt retirements, net of commercial paper and revolving credit agreement activity and the prepayment of long-term debt, amounted to $67.5 million and $96.7 million for the six and twelve month periods of 2001, respectively, compared to $35.6 million and $80.5 million for the same periods of 2000.

     Distributions to minority investors were $63.5 million and $101.4 million for the six and twelve months ended June 30, 2001, respectively, compared to $39.0 million and $117.8 million for the same periods in 2000. Included in distributions for the six and twelve month periods of 2001 are additional payments of $22.5 million representing the minority investors'share of the proceeds received from the leasing of cell site towers previously discussed. Distributions decreased in the twelve month period of 2001 as the additional payments related to the leasing transaction were more than offset by the acquisition of the remaining minority interest in wireless properties in Florida and Georgia and the disposition of certain non-wholly-owned subsidiaries in connection with the property exchanges with Bell Atlantic and GTE.

     On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allows the Company to repurchase up to 7.5 million shares of its outstanding common stock. During the six and twelve months ended June 30, 2001, ALLTEL repurchased 1.4 million and 4.3 million of its common shares at a total cost of $78.1 million and $242.4 million, respectively. The Company entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price was equal to the financial institution's cost to acquire the shares plus a premium. Premiums were based on the net carrying cost of the shares to the financial institution and accrued over the period that the contract was outstanding. During the second quarter, the Company settled these contracts by acquiring nearly 2.0 million of its common share at a cost of $114.2 million. Through June 30, 2001, ALLTEL has repurchased 6.3 million of the 7.5 million shares the Company was authorized to repurchase under the stock repurchase plan.

Legal Proceedings

     The Company is party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company. In addition, management is currently not aware of any environmental matters that in the aggregate, would have a material adverse effect on the financial condition or results of operations of the Company.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations"and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Accordingly, the use of the pooling-of-interests method of accounting for future business combinations has been eliminated. In addition, SFAS No. 141 requires that at the date of acquisition, identifiable intangible assets should be recognized separate and apart from goodwill if the intangible assets meet certain criteria. SFAS No. 142 will change the accounting for goodwill and other indefinite lived intangible assets from an amortization method to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease January 1, 2002 for calendar year companies such as ALLTEL. Under SFAS No. 142, goodwill will be assigned to a company's reporting units and an initial impairment test by reporting unit must be completed by June 30, 2002. Following the year of adoption, goodwill will be tested for impairment annually using a consistent measurement date. Amortization of intangible assets with indefinite lives other than goodwill will also cease, although such intangible assets will be required to be tested for impairment at least annually, in a manner similar to goodwill. Also, intangible assets with finite lives are required to be amortized over their estimated useful lives. Accordingly, the current 40-year maximum estimated life specified in APB Opinion No. 17 "Intangible Assets"will no longer apply.

     At this time, the Company has not determined its applicable reporting units or assigned goodwill to them. Additionally, the Company has not yet completed a review of its identifiable intangible assets to determine whether any of those assets would meet the indefinite life criteria outlined in SFAS No. 142, nor has the Company determined whether an impairment charge will be recognized upon adoption of these standards. Accordingly, the Company cannot determine at this time the full impact of adopting these standards will have on the Company's consolidated financial statements other than the affects of no longer amortizing goodwill, which will result in pretax annual expense savings of approximately $107.0 million.

     In August, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The Statement will apply to fiscal years beginning after June 15, 2002, and will require that obligations related to asset retirements should be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. The Company has not determined whether it will be required to change its method of accounting for asset retirement obligations or whether ALLTEL will be required to record a material asset retirement obligation. Accordingly, at this time, the Company cannot determine the impact, if any, that this standard will have on ALLTEL's consolidated financial statements.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risks at June 30, 2001 are similar to the market risks discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates applicable to its commercial paper borrowings and other long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk has been defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. Fair value of long-term debt obligations was determined based on a discounted cash flow analysis, using the overall weighted rates and maturities of these obligations compared to terms and rates currently available in the long-term markets.

     At June 30, 2001, investments of the Company are recorded at estimated fair value of $259.8 million compared to $322.4 million at December 31, 2000. The decrease in fair value primarily reflects the transfer to Bell South of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in the first quarter of 2001, as previously discussed. Marketable equity securities amounted to $1.0 million and $12.2 million and included unrealized holding gains of $0.9 million and $9.7 million at June 30, 2001 and December 31, 2000, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $0.1 million decrease in the fair value of these securities at June 30, 2001.

     The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations. A hypothetical 10 percent adverse change in interest rates applicable to the Company's variable rate debt obligations would not be material to the Company's results of operations. In addition, changes in interest rates can result in fluctuations in the fair value of the Company's long-term debt obligations. There have been no material changes in the weighted average maturity or weighted average interest rates applicable to the Company's outstanding long-term debt since December 31, 2000. At June 30, 2001, the fair value of the Company's long-term debt was estimated to be $4,599.6 million compared to a carrying value of $4,029.7 million. A hypothetical increase of 72 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $138.1 million decrease in the fair value of the Company's long-term debt at June 30, 2001. The Company had not entered into any derivative financial instruments to manage its interest rate risks as of June 30, 2001.

     The Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. Although the Company conducts business in foreign countries, the international operations are not material to the Company's operations, financial condition and liquidity. Additionally, the majority of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the effect of foreign currency fluctuations. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign currency translation gains and losses were not material to the Company's results of operations for the three, six and twelve months ended June 30, 2001.

ALLTEL CORPORATION
FORM 10-Q
Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2001 Annual Meeting of Stockholders was held on April 26, 2001. At the meeting, the following items were submitted to a vote of stockholders:

(1) The election of four directors, constituting the class of the Board of Directors, who will serve a three-year term expiring at the 2004 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withh	eld
Scott T. Ford	268,529,655	2,790,841
Lawrence L. Gellerstedt, III	269,917,711	1,402,785
Emon A. Mahony, Jr	270,042,328	1,278,168
Ronald Townsend	269,900,558	1,419,938

(2) The ALLTEL Corporation 2001 Equity Incentive Plan was adopted with 186,313,554 votes for, 82,260,158 votes against and 2,746,784 abstentions.

Item 6. Exhibits and Reports on Form 8-K

   (a)      See the exhibits specified on the Index of Exhibits located at Page 36.

   (b)      Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President-Chief Financial Officer
(Principal Financial Officer)
August 13, 2001

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q Exhibit No.		Description	Sequential Page No.

(10	)(k)(12)	Amendment No. 17 to ALLTEL Corporation	37
		Pension (January 1, 1994 Restatement)

(18)		Preferability letter of Arthur Andersen LLP regarding	38
		change in accounting principle

June 29, 2001

ALLTEL Corporation

Re: Form 10-Q Report for the quarter ended June 30, 2001.

Gentlemen/Ladies:

This letter is written to meet the requirements of Regulation S-K calling for a letter from a registrant's independent accountants whenever there has been a change in accounting principle or practice.

We have been informed that, as of January 1, 2001, the Company changed its method of computing and amortizing unrecognized actuarial gains and losses for purposes of calculating annual pension cost for a subsidiary's pension plan. According to the management of the Company, this change was made to conform with the accounting principles followed by the ALLTEL Plan. The change included modifying the method by which the market-related value of plan assets is determined from a calculated five-year average to actual fair value. In addition, this change resulted in any unrecognized actuarial gains and losses that exceed 17.5% of the greater of a) the projected benefit obligation or b) the market-related value of plan assets being amortized over 5 years using a straight-line basis. Unrecognized actuarial gains and losses below the 17.5% corridor will be amortized over the average remaining service life of active plan participants. Under the previous method, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets were amortized over the average remaining service life of active plan participants. Company management believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable as they will result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan and will achieve consistency of the application of accounting principles with the ALLTEL Plan.

A complete coordinated set of financial and reporting standards for determining the preferability of accounting principles among acceptable alternative principles has not been established by the accounting profession. Thus, we cannot make an objective determination of whether the change in accounting described in the preceding paragraph is to a preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting, in this particular case on a subjective basis, and our opinion stated below is based on our determination made in this manner.

We are of the opinion that the Company's change in method of accounting is to an acceptable alternative method of accounting, which, based upon the reasons stated for the change and our discussions with you, is also preferable under the circumstances in this particular case. In arriving at this opinion, we have relied on the business judgment and business planning of your management.

We have not audited the application of this change to the financial statements of any period subsequent to December 31, 2000. Further, we have not examined and do not express any opinion with respect to the consolidated financial statements for the six months ended June 30, 2001.

Very truly yours,

Arthur Andersen LLP

AMENDMENT NO. 18
TO
ALLTEL CORPORATION PENSION PLAN
(January 1, 1994 Restatement)

WHEREAS, ALLTEL Corporation (the "Company") maintains the ALLTEL Corporation Pension Plan, as amended and restated effective January1, 1994 and subsequently further amended (the "Plan"); and

WHEREAS, the Company desires further to amend the Plan; and

NOW THEREFORE, BE IT RESOLVED, that the Company hereby amends subsection(a) of Section17.04 of the Plan, effective as of January29, 2001, by adding at the end thereof the following:

A Participant who is not otherwise vested in his Accrued Pension shall be vested in his Accrued Pension (including the increase in his Accrued Pension as provided under this Section17.04) (without regard to his completion of any number of Vesting Years of Service). A Participant who is not otherwise eligible to commence payment of his Accrued Pension shall be eligible to commence payment of his Accrued Pension (including the increase in his Accrued Pension as provided under this Section17.04), beginning as of the first day of any month after April, 2001 (without regard to his age or his completion of any number of Vesting Years of Service).

IN WITNESS WHEREOF, the Company, by its duly authorized officer, has caused this Amendment to be executed on this 23rd day of April, 2001.

ALLTEL CORPORATION

By: /s/ Scott T. Ford

Title: