Form 10-Q
period 2001-09-30
ALLTEL CORP
filed 2001-11-13
CIK 65873

==================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
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
     YES X   NO

Number of common shares outstanding as of September 30, 2001:

310,411,834

================================================================================================================================

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page No.

Item 1.	Financial Statements	2
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	37

*	No reportable information under this item.

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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share amounts)

	September	30,	December	31,	September	30,
ASSETS	2001		2000		2000

CURRENT ASSETS:
Cash and short-term investments	$ 43.9		$ 67.2		$ 8.3
Accounts receivable (less allowance for doubtful
accounts of $53.9, $52.7 and $45.8, respectively)	1,276.6		1,273.6		1,194.1
Inventories	192.4		239.9		214.1
Prepaid expenses and other	113.7		200.0		283.6
Total current assets	1,626.6		1,780.7		1,700.1

Investments	258.9		322.4		440.9
Goodwill and other intangibles	3,404.9		3,242.1		3,099.6

PROPERTY, PLANT AND EQUIPMENT:
Land	236.9		231.7		226.3
Buildings and improvements	1,037.5		1,003.9		992.9
Wireline	5,415.2		5,169.1		5,047.5
Wireless	3,969.6		3,791.5		3,402.4
Information services	1,129.0		997.1		965.2
Other	592.4		469.5		559.0
Under construction	352.8		450.6		417.4
Total property, plant and equipment	12,733.4		12,113.4		11,610.7
Less accumulated depreciation	6,083.7		5,564.4		5,316.1
Net property, plant and equipment	6,649.7		6,549.0		6,294.6

Other assets	374.6		287.8		305.7

TOTAL ASSETS	$12,314.7		$12,182.0		$11,840.9

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 52.4		$ 68.3		$ 64.3
Accounts payable	429.5		688.4		592.8
Advance payments and customer deposits	209.1		220.4		136.0
Accrued taxes	487.3		166.0		336.5
Accrued dividends	102.9		103.1		101.2
Other current liabilities	237.6		269.7		260.4
Total current liabilities	1,518.8		1,515.9		1,491.2

Long-term debt	3,752.2		4,611.7		4,214.5
Deferred income taxes	575.3		217.0		424.4
Other liabilities	1,033.3		742.0		701.0

SHAREHOLDERS' EQUITY:
Preferred stock, Series C, $2.06, no par value, issued and
outstanding: 17,060, 19,471 and 20,499 shares, respectively	0.4		0.5		0.5
Common stock, par value $1 per share, 1.0 billion shares
authorized, issued and outstanding: 310,411,834, 312,983,882
and 312,655,390 shares, respectively	310.4		313.0		312.6
Additional paid-in capital	758.8		929.0		915.1
Unrealized holding gain on investments	0.2		9.7		65.6
Foreign currency translation adjustment	(9.1)		(4.5)		(8.7)
Retained earnings	4,374.4		3,847.7		3,724.7
Total shareholders' equity	5,435.1		5,095.4		5,009.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,314.7		$12,182.0		$11,840.9

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000

REVENUES AND SALES:
Service revenues	$1,722.8	$1,635.1	$5,093.2	$4,744.1	$6,768.8	$6,212.9
Product sales	176.2	223.4	578.9	611.5	801.8	820.1
Total revenues and sales	1,899.0	1,858.5	5,672.1	5,355.6	7,570.6	7,033.0

COSTS AND EXPENSES:
Operations	963.5	945.4	2,909.6	2,735.7	3,906.4	3,597.1
Cost of products sold	193.0	232.1	592.2	617.1	815.2	821.5
Depreciation and amortization	291.7	261.4	867.6	715.1	1,141.0	936.3
Merger and integration
expenses and other charges	15.4	7.7	86.5	24.6	87.3	24.6
Total costs and expenses	1,463.6	1,446.6	4,455.9	4,092.5	5,949.9	5,379.5

OPERATING INCOME	435.4	411.9	1,216.2	1,263.1	1,620.7	1,653.5

Equity earnings in unconsolidated
partnerships	16.2	23.5	44.6	95.2	69.9	116.9
Minority interest in consolidated
partnerships	(19.0)	(25.0)	(54.4)	(76.8)	(74.7)	(102.2)
Other income, net	6.1	10.7	25.7	35.1	32.7	51.3
Interest expense	(69.4)	(80.1)	(222.7)	(225.0)	(308.5)	(295.3)
Gain on disposal of assets
and other	-	474.9	357.6	1,813.0	473.1	1,856.0

Income before income taxes	369.3	815.9	1,367.0	2,904.6	1,813.2	3,280.2
Income taxes	147.9	331.9	550.9	1,201.1	735.2	1,343.2

Income before cumulative
effect of accounting change	221.4	484.0	816.1	1,703.5	1,078.0	1,937.0
Cumulative effect of accounting
change (net of income taxes
of $13.0 and tax benefit of
$23.3, respectively)	-	-	19.5	(36.6)	19.5	(36.6)

Net income	221.4	484.0	835.6	1,666.9	1,097.5	1,900.4
Preferred dividends	-	-	0.1	0.1	0.1	0.3
Net income applicable to
common shares	$ 221.4	$ 484.0	$ 835.5	$1,666.8	$1,097.4	$1,900.1

EARNINGS PER SHARE:
Basic:
Income before cumulative effect
of accounting change	$0.71	$1.54	$2.62	$5.41	$3.46	$6.15
Cumulative effect of
accounting change	-	-	.06	(.12)	.06	(.12)
Net income	$0.71	$1.54	$2.68	$5.29	$3.52	$6.03

Diluted:
Income before cumulative effect
of accounting change	$0.71	$1.53	$2.60	$5.36	$3.43	$6.09
Cumulative effect of
accounting change	-	-	.06	(.12)	.06	(.12)
Net income	$0.71	$1.53	$2.66	$5.24	$3.49	$5.97

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions)	2001	2000	2001	2000

NET CASH PROVIDED FROM OPERATIONS	$ 1,508.4	$ 1,143.5	$ 1,862.2	$ 1,650.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(829.8)	(734.7)	(1,259.9)	(1,063.9)
Additions to capitalized software development costs	(83.0)	(86.0)	(90.7)	(100.2)
Additions to investments	(4.2)	(12.5)	(7.8)	(29.9)
Purchase of property, net of cash acquired	(19.0)	(649.4)	(409.7)	(655.5)
Proceeds from the lease of cell site towers	421.8	--	421.8	--
Proceeds from the sale of investments	2.6	528.1	104.8	573.2
Proceeds from the return on investments	45.4	59.5	80.1	78.4
Proceeds from the sale of assets	411.4	224.5	515.8	224.5
Other, net	--	1.2	(4.2)	(15.9)
Net cash used in investing activities	(54.8)	(669.3)	(649.8)	(989.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(309.2)	(302.7)	(409.5)	(396.8)
Reductions in long-term debt	(905.1)	(385.8)	(503.9)	(453.1)
Purchase of common stock	(192.3)	(164.3)	(192.3)	(164.3)
Preferred stock redemptions and purchases	(0.1)	--	(0.1)	(11.3)
Distributions to minority investors	(90.6)	(62.9)	(104.6)	(100.7)
Long-term debt issued	--	414.3	--	414.3
Common stock issued	20.4	17.9	33.6	22.2
Net cash used in financing activities	(1,476.9)	(483.5)	(1,176.8)	(689.7)

Increase (decrease) in cash and short-term investments	(23.3)	(9.3)	35.6	(28.7)

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	67.2	17.6	8.3	37.0
End of the period	$ 43.9	$ 8.3	$ 43.9	$ 8.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_________________

1.

General:
Basis of Presentation - The consolidated financial statements at September 30, 2001 and 2000 and for the three, nine and twelve month periods then ended for ALLTEL Corporation ("ALLTEL" or the "Company") are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

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

Change in Reporting Wireless Equipment Sales -In the second quarter of 2001, the Company changed the reporting presentation for wireless equipment sales to a gross basis. Previously, the Company netted equipment sales against charges incurred to acquire new customers or retain existing ones and included the net amount in cost of products sold or operations expense. Prior period revenue and expense information has been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

2.

Cumulative Effect of Change in Accounting:
In the second quarter of 2001, the Company changed its method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the "ALLTEL Plan"), a defined benefit plan covering substantially all employees working in the Company's communications and corporate operations. The change in accounting was completed in conjunction with the Company's decision to conform future benefits earned under the subsidiary's plan with the ALLTEL Plan effective June 1, 2001. The change in accounting, retroactive to January 1, 2001, affects both the computation and amortization of unrecognized actuarial gains and losses for purposes of calculating annual pension cost related to the subsidiary's pension plan. The change included modifying the method by which the market-related value of plan assets is determined from a calculated five-year average to actual fair value. In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets are amortized on a straight-line basis over 5 years. Unrecognized actuarial gains and losses below the 17.5% corridor are amortized over the average remaining service life of active plan participants (approximately 13 years). Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable as these changes will result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and will achieve consistency in the application of accounting principles with the ALLTEL Plan. The effect of these changes in 2001 will be to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million. The cumulative effect of retroactively applying these changes to periods prior to 2001 resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million, and is included in net income for the nine and twelve month periods ended September 30, 2001.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

2.

Cumulative Effect of Change in Accounting, Continued:
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"), which provided additional guidance in applying generally accepted accounting principles for revenue recognition. As a result, effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform its revenue recognition policies to the requirements of SAB No. 101. Prior to January 1, 2000, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. Following the change, the Company recognizes wireless access revenues over the period in which the corresponding services are provided. Because the Company bills its customers on a cycle basis throughout the month, this change in accounting resulted in the deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company recognizes these fees over the expected life of the customer. The cumulative effect of retroactively applying this change in accounting principle to periods prior to January 1, 2000 resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million. The cumulative effect of the accounting change is included in net income for the nine and twelve months ended September 30, 2000.

3.

Purchase Price Allocation Adjustments:
In 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") exchanged wireless properties in 13 states. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers. In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

4.

Merger and Integration Expenses and Other Charges:
During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during each of the first three quarters of 2001. During the third quarter of 2001, the Company also recorded write-downs of $9.5 million in the carrying value of certain cell site equipment to fair value. The write-downs in cell site equipment resulted from the Company's exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001. A summary of the restructuring and other charges recorded in 2001 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	Total
Severance and employee benefit costs	$ 54.9	$ 1.6	$ 5.5	$ 62.0
Lease termination costs	5.2	0.5	0.4	6.1
Write-down of software development costs	8.9	--	--	8.9
Write-down of cell site equipment	--	--	9.5	9.5
Total restructuring and other charges	$ 69.0	$ 2.1	$ 15.4	$ 86.5

Number of employees terminated	1,247	170	216	1,633
Number of lease sites terminated	48	10	2	60

As indicated in the table above, the restructuring charges consisted of $62.0 million in severance and employee benefit costs related to planned workforce reductions, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charge are non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed by September 30, 2001 and have resulted in the elimination of 1,633 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of September 30, 2001, the Company had paid $37.3 million in severance and employee-related expenses and all of the employee reductions had been completed.

The lease termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 60 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of ALLTEL, markets IBM's Corebank software, a real time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote-off the portion of the capitalized software development costs that had no alternative future use or functionality.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

4.

Merger and Integration Expenses and Other Charges, Continued:
In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The integration plan, completed in September 2000, provided for the elimination of 22 employees in the Company's wireless operations management, engineering and sales support functions. In connection with this integration plan, the Company recorded a charge of $9.2 million in the third quarter, consisting of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, which consisted of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of September 30, 2001, the Company had paid $5.3 million in severance and employee-related expenses and completed all of the employee reductions associated with these integration activities.

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

In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan, which resulted in the elimination of 199 employees, was completed in July 2000. As of September 30, 2001, the Company had paid $5.9 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for facilities that the Company has abandoned, net of anticipated sublease income.

During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, Advanced Information Resources, Ltd. and Southern Data Systems and with certain loss contingencies and other restructuring activities. The merger and integration expenses, which totaled $73.4 million, included professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 160 employees of Aliant and 40 employees of Liberty, primarily in the corporate support functions, to be substantially completed by the third quarter of 2000. As previously discussed, in the second quarter of 2000, the Company reduced the expected number of Aliant employees to be terminated to 132 and decreased the related accrued liability by $2.0 million. In the third quarter of 2000, the Company further reduced the accrued liabilities related to the Aliant and Liberty mergers by $0.5 million. As of September 30, 2001, the Company had paid $11.8 million in severance and employee-related expenses and all of the 172 employee reductions had been completed. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that have no future alternative use or functionality. Also included are other integration costs incurred in the third quarter consisting of branding and signage costs of $4.1 million and other expenses of $2.2 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

4.

Merger and Integration Expenses and Other Charges, Continued:
The lease termination costs included a cancellation fee of $7.3 million representing the negotiated settlement to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360 ") operations acquired in 1998. The lease termination costs also included a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations until conversion of these operations to the Company's own internal billing system occurred. Conversion of the Liberty operations was completed in November 1999, and conversion of the Aliant operations began in 2001. The $5.2 million amount represented the termination fee specified in the contracts. Of the total termination fee, $1.4 million has been paid with the remainder due in installments upon completion of the conversion of the Aliant operations to ALLTEL's billing system. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, the Company and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million of termination costs were recorded in 1998. Through September 30, 2001, the Company had paid $50.0 million of the termination fee.

In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $17.1 million in 1999. This charge consisted of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan provided for the elimination of approximately 308 employees in the Company's wireline operations support functions to be completed in 2000. As previously discussed, during 2000, the Company reduced the expected number of employees to be terminated to 242 and decreased the related liability by $2.1 million. As of September 30, 2001, the Company had completed all of the employee reductions and paid $8.7 million in severance-related expenses.

The following is a summary of activity related to the liabilities associated with the Company's merger and integration expenses and other charges for the twelve months ended September 30:

	(Millions)
	2001	2000
Balance, beginning of period	$ 38.8	$ 116.2
Merger and integration expenses and other charges	88.4	28.1
Reversal of accrued liabilities	(1.0)	(3.5)
Non-cash charges for employee benefits	(22.6)	--
Non-cash write-down of assets	(18.4)	(2.7)
Cash outlays	(65.6)	(99.3)
Balance, end of period	$ 19.6	$ 38.8

At September 30, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities consists of contract termination fees of $8.8 million, severance and employee-related expenses of $5.0 million and lease cancellation and termination costs of $5.8 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

5.

Gain on Disposal of Assets and Other:
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

In the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and the sale of its PCS operations in Mobile, Ala. and the PCS license covering the Pensacola, Fla. market. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-down was recorded due to adverse market conditions facing APEX and the company's bankruptcy filing.

During the fourth quarter of 1999, the Company recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom common stock. Proceeds from this sale amounted to $45.0 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

6.

Derivative Instruments:
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative and Hedging Activities". SFAS No. 133 establishes accounting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates and to obtain an optimal mixture of variable and fixed-interest-rate long-term debt. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes. At September 30, 2001, the Company has entered into interest rate swap agreements and designated these derivatives as fair value hedges. Changes in fair value of the derivative and of the underlying hedged item attributable to the hedged risk are recognized in earnings. Settlements of the interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when paid or received. At September 30, 2001 the Company had four interest rate swap agreements outstanding with a total notional amount of $500.0 million and fair value of $23.4 million. Fair value of the interest rate swaps was determined using quoted market prices. The interest rate swap agreements are included in other assets in the accompanying consolidated balance sheets. For the three, nine and twelve month periods ended September 30, 2001, there was no material impact to earnings due to hedge ineffectiveness.

7.	Comprehensive Income: Comprehensive income was as follows for the three, nine and twelve month periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(Millions)	2001	2000	2001	2000	2001	2000
Net income	$ 221.4	$ 484.0	$ 835.6	$1,666.9	$1,097.5	$1,900.4
Other comprehensive loss:
Unrealized holding losses
on investments in the period	(1.1)	(248.7)	(12.0)	(362.8)	(25.1)	(244.2)
Income tax benefit	(0.4)	(68.7)	(3.9)	(111.4)	(15.8)	(86.8)
	(0.7)	(180.0)	(8.1)	(251.4)	(9.3)	(157.4)
Less: reclassification adjustments
for gains included in net income	--	(476.3)	(2.4)	(476.3)	(88.1)	(519.4)
Income tax expense	--	193.7	1.0	193.7	32.0	209.6
	--	(282.6)	(1.4)	(282.6)	(56.1)	(309.8)
Net unrealized losses	(1.1)	(725.0)	(14.4)	(839.1)	(113.2)	(763.6)
Income tax benefit	(0.4)	(262.4)	(4.9)	(305.1)	(47.8)	(296.4)
	(0.7)	462.6	(9.5)	(534.0)	(65.4)	(467.2)
Foreign currency translation
adjustment	(0.3)	(1.5)	(4.6)	(3.2)	(0.4)	(3.2)

Other comprehensive
loss before tax	(1.4)	(726.5)	(19.0)	(842.3)	(113.6)	(766.8)
Income tax benefit	(0.4)	(262.4)	(4.9)	(305.1)	(47.8)	(296.4)
Other comprehensive loss	(1.0)	(464.1)	(14.1)	(537.2)	(65.8)	(470.4)
Comprehensive income	$ 220.4	$ 19.9	$ 821.5	$1,129.7	$1,031.7	$1,430.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

8.

Earnings per Share:
A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three, nine and twelve month periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000

Basic earnings per share:
Income before cumulative effect
of accounting change	$221.4	$484.0	$816.1	$1,703.5	$1,078.0	$1,937.0
Preferred dividends	--	--	0.1	0.1	0.1	0.3
Net income applicable to common
shares before cumulative effect
of accounting change	$221.4	$484.0	$816.0	$1,703.4	$1,077.9	$1,936.7

Weighted average common shares
outstanding for the period	310.4	314.3	311.7	314.9	311.9	314.7

Basic earnings per share	$.71	$1.54	$2.62	$5.41	$3.46	$6.15

Diluted earnings per share:
Net income applicable to common shares
before cumulative effect of
accounting change	$221.4	$484.0	$816.0	$1,703.4	$1,077.9	$1,936.7
Adjustment for convertible preferred
stock dividends	--	--	0.1	0.1	0.1	0.2
Net income applicable to common shares
before cumulative effect of
accounting change and assuming
conversion of preferred stock	$221.4	$484.0	$816.1	$1,703.5	$1,078.0	$1,936.9

Weighted average common shares
outstanding for the period	310.4	314.3	311.7	314.9	311.9	314.7
Increase in shares resulting from:
Exercise of stock options	1.7	2.1	1.7	2.5	1.8	2.8
Conversion of preferred stock	0.4	0.4	0.4	0.4	0.4	0.4
Weighted average common shares
assuming conversion	312.5	316.8	313.8	317.8	314.1	317.9

Diluted earnings per share	$.71	$1.53	$2.60	$5.36	$3.43	$6.09

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

9.

Business Segment Information:
ALLTEL manages its business operations based on differences in products and services. The Company evaluates performance based on segment revenue and operating income, excluding non-recurring and unusual items. Segment operating results were as follows for the three, nine and twelve month periods ended September 30:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and Sales from
External Customers:
Wireless	$ 973.5	$ 934.6	$2,857.8	$2,594.3	$3,800.1	$3,367.6
Wireline	422.8	400.9	1,269.0	1,222.1	1,683.8	1,636.0
Emerging businesses	86.1	76.0	253.2	233.2	335.2	310.6
Total communications	1,482.4	1,411.5	4,380.0	4,049.6	5,819.1	5,314.2
Information services	244.8	248.8	758.9	726.5	1,020.4	968.7
Other operations	73.7	106.2	255.4	295.5	356.3	389.7
Total business segments	$1,800.9	$1,766.5	$5,394.3	$5,071.6	$7,195.8	$6,672.6
Intersegment Revenues
and Sales:
Wireless	$--	$--	$--	$--	$--	$--
Wireline	30.7	26.3	85.5	80.5	114.1	93.3
Emerging businesses	31.1	23.2	89.7	42.3	114.9	44.8
Total communications	61.8	49.5	175.2	122.8	229.0	138.1
Information services	81.3	70.8	232.8	222.6	302.1	293.8
Other operations	40.0	60.3	120.9	177.4	181.3	248.1
Total business segments	$ 183.1	$ 180.6	$ 528.9	$ 522.8	$ 712.4	$ 680.0

Total Revenues and Sales:
Wireless	$ 973.5	$ 934.6	$2,857.8	$2,594.3	$3,800.1	$3,367.6
Wireline	453.5	427.2	1,354.5	1,302.6	1,797.9	1,729.3
Emerging businesses	117.2	99.2	342.9	275.5	450.1	355.4
Total communications	1,544.2	1,461.0	4,555.2	4,172.4	6,048.1	5,452.3
Information services	326.1	319.6	991.7	949.1	1,322.5	1,262.5
Other operations	113.7	166.5	376.3	472.9	537.6	637.8
Total business segments	1,984.0	1,947.1	5,923.2	5,594.4	7,908.2	7,352.6
Less: intercompany
eliminations	85.0	88.6	251.1	238.8	337.6	319.6
Total revenues and sales	$1,899.0	$1,858.5	$5,672.1	$5,355.6	$7,570.6	$7,033.0

Operating Income (Loss):
Wireless	$ 210.6	$ 211.4	$ 600.5	$ 678.8	$ 781.8	$ 869.7
Wireline	183.1	159.6	545.4	497.9	715.5	664.5
Emerging businesses	13.4	3.6	29.0	(10.4)	34.5	(16.5)
Total communications	407.1	374.6	1,174.9	1,166.3	1,531.8	1,517.7
Information services	49.0	47.0	139.8	133.1	191.7	180.2
Other operations	4.5	6.4	15.1	15.4	21.8	20.7
Total business segments	460.6	428.0	1,329.8	1,314.8	1,745.3	1,718.6
Corporate operations	(9.8)	(8.4)	(27.1)	(27.1)	(37.3)	(40.5)
Merger and integration
expenses and other charges	(15.4)	(7.7)	(86.5)	(24.6)	(87.3)	(24.6)
Total corporate expenses	(25.2)	(16.1)	(113.6)	(51.7)	(124.6)	(65.1)
Total operating income	$ 435.4	$ 411.9	$1,216.2	$1,263.1	$1,620.7	$1,653.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_________________

10.

Agreement to Lease Cell Site Towers:
In December 2000, the Company announced the signing of a definitive agreement with American Tower Corporation ("American Tower") to lease up to approximately 2,200 of ALLTEL's cell site towers. Under terms of the 15-year lease agreement, American Tower will pay ALLTEL up to approximately $660.0 million in cash at the commencement of the lease term. American Tower will have the option to purchase the towers for additional consideration at the end of the lease term. With this transaction, American Tower will manage, maintain and remarket the remaining space on the towers, while ALLTEL will continue to own the cell site facilities. ALLTEL will pay American Tower a monthly fee for management and maintenance services. The transaction is structured to close in several phases. In the second and third quarters of 2001, the first six phases of this transaction, covering a total of 1,406 towers, were closed. ALLTEL received $421.8 million in cash and recorded the proceeds as deferred rental income that will be recognized on a straight-line basis over the lease term. On October 1, 2001 and November 1, 2001, the next two phases of the transaction, covering a total of 259 towers, were closed. The Company now expects to close on approximately 1,800 to 1,850 towers at the completion of this transaction with American Tower. The remaining towers to be closed under this transaction are subject to necessary consents and approvals and should be completed during the first quarter of 2002.

11.

Subsequent Event -Purchase of Wireline Properties:
On October 31, 2001, ALLTEL signed an agreement with Verizon Communications Inc. to purchase local telephone properties located in the state of Kentucky. Under terms of the purchase agreement, ALLTEL will acquire approximately 600,000 access lines for $1.9 billion in cash. The acquired wireline properties will overlap ALLTEL's existing wireless service in northeastern Kentucky and will increase the Company's total access lines by approximately 25 percent to more than 3.0 million wireline customers. The transaction is expected to be completed in the second half of 2002.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL"or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2001 and 2000, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

     During 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") exchanged wireless properties in 13 states. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the transfer of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition. During the second quarter of 2001, the Company completed the final purchase price allocation related to these acquisitions. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired was allocated to customer lists ($185.0 million), cellular licenses ($448.0 million) and goodwill ($1,088.9 million) based on a study completed by a third party appraisal firm. Amortization of the customer lists, cellular licenses and goodwill is being recorded on a straight-line basis over 6, 40 and 25 years, respectively. As a result of recording the final purchase price adjustments, amortization expense increased approximately $5.0 million in the third quarter of 2001.

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000
Revenues and sales	$1,899.0	$1,858.5	$5,672.1	$5,355.6	$7,570.6	$7,033.0
Operating income	$ 435.4	$ 411.9	$1,216.2	$1,263.1	$1,620.7	$1,653.5
Net income	$ 221.4	$ 484.0	$ 835.6	$1,666.9	$1,097.5	$1,900.4
Basic	$.71	$1.54	$2.68	$5.29	$3.52	$6.03
Diluted	$.71	$1.53	$2.66	$5.24	$3.49	$5.97

     Revenues and sales increased $40.5 million or 2 percent, $316.5 million or 6 percent and $537.6 million or 8 percent in the three, nine and twelve month periods ended September 30, 2001, respectively. Revenue growth in each period reflects continued demand for the Company's communications services as further discussed below.

     Reported operating income, net income and earnings per share for the three, nine and twelve month periods ended September 30, 2001 and 2000 include the effects of various non-recurring and unusual items. As further discussed below, the non-recurring and unusual items include merger and integration expenses and other charges and gains realized from the exchange or sale of assets. Adjusted to exclude the effects of the non-recurring and unusual items in each period, operating income would have increased $19.7 million or 5 percent, $3.5 million or less than 1 percent and $18.4 million or 1 percent in the three, nine and twelve month periods ended September 30, 2001, respectively. For the same periods of 2001, net income would have increased $17.4 million or 8 percent and decreased $12.9 million or 2 percent and $23.8 million or 3 percent, respectively. When excluding the effects of the non-recurring and unusual items in each period, basic earnings per share would have increased 9 percent, and decreased 1 percent and 2 percent in the three, nine and twelve month periods ended September 30, 2001, respectively. For the same periods of 2001, diluted earnings per share would have increased 10 percent, and decreased less than 1 percent and 1 percent, respectively. Operating results for the three, nine and twelve month periods of 2001 were adversely affected by additional amortization of goodwill and other intangibles of approximately $8.5 million, $35.4 million and $50.0 million, respectively, primarily related to the acquisitions of wireless assets previously discussed. Increased interest expense resulting from additional borrowings to fund the wireless asset acquisitions also adversely affected net income and earnings per share growth in the twelve month period of 2001. As further discussed below, the Company restructured its communications, information services, product distribution and corporate operations during the first three quarters of 2001.

     Operating income, net income and earnings per share adjusted for the non-extraordinary, non-recurring and unusual items are summarized in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions)	2001	2000	2001	2000	2001	2000
Operating income, as reported	$435.4	$411.9	$1,216.2	$1,263.1	$1,620.7	$1,653.5
Non-recurring and unusual items:
Litigation settlement	--	11.5	--	11.5	--	11.5
Merger and integration
expenses and other charges	15.4	7.7	86.5	24.6	87.3	24.6
Operating income, as adjusted	$450.8	$431.1	$1,302.7	$1,299.2	$1,708.0	$1,689.6

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions, except per share amounts)	2001	2000	2001	2000	2001	2000
Net income, as reported	$221.4	$ 484.0	$835.6	$ 1,666.9	$1,097.5	$ 1,900.4
Non-recurring and unusual items:
Cumulative effect of
accounting change	--	--	(19.5)	36.6	(19.5)	36.6
Litigation settlement	--	7.0	--	7.0	--	7.0
Merger and integration
expenses and other charges	9.3	4.6	51.4	14.6	57.3	14.6
Gain on disposal of
assets and other	--	(282.3)	(212.7)	(1,057.4)	(285.1)	(1,084.6)
Net income, as adjusted	$230.7	$ 213.3	$654.8	$ 667.7	$ 850.2	$ 874.0

Basic earnings per share,
as reported	$.71	$1.54	$2.68	$5.29	$3.52	$6.03
Non-recurring and unusual
items, net of tax:
Cumulative effect of
accounting change	--	--	(.06)	.12	(.06)	.12
Litigation settlement	--	.02	--	.02	--	.02
Merger and integration
expenses and other charges	.03	.02	.16	.05	.18	.05
Gain on disposal of
assets and other	--	(.90)	(.68)	(3.36)	(.92)	(3.44)
Basic earnings per share,
as adjusted	$.74	$.68	$2.10	$2.12	$2.72	$2.78

Diluted earnings per share,
as reported	$.71	$1.53	$2.66	$5.24	$3.49	$5.97
Non-recurring and unusual
items, net of tax:
Cumulative effect of
accounting change	--	--	(.06)	.12	(.06)	.12
Litigation settlement	--	.02	--	.02	--	.02
Merger and integration
expenses and other charges	.03	.01	.16	.05	.18	.05
Gain on disposal of
assets and other	--	(.89)	(.67)	(3.33)	(.90)	(3.41)
Diluted earnings per share,
as adjusted	$.74	$.67	$2.09	$2.10	$2.71	$2.75

     The operating income, net income and earnings per share impact of the non-recurring and unusual items have been presented as supplemental information only. The non-recurring items reflected in the above tables are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Cumulative Effect of Accounting Change

     During the second quarter of 2001, ALLTEL changed the method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the "ALLTEL Plan"), a defined benefit plan covering substantially all employees working in the Company's communications and corporate operations. The change in accounting was completed in conjunction with the Company's decision to conform future benefits earned under the subsidiary's plan with the ALLTEL Plan effective June 1, 2001. The change in accounting, retroactive to January 1, 2001, affects both the computation and amortization of unrecognized actuarial gains and losses for purposes of computing annual pension cost related to the subsidiary's pension plan. The change included modifying the method by which the market-related value of plan assets is determined from a calculated five-year average to actual fair value. In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets will be amortized on a straight-line basis over 5 years. Unrecognized actuarial gains and losses below the 17.5% corridor will be amortized over the average remaining service life of active plan participants (approximately 13 years). Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable as these changes will result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and will achieve consistency in the application of accounting principles with the ALLTEL Plan. The effect of these changes in 2001 will be to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million.

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

Merger and Integration Expenses and Other Charges

     During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during each of the first three quarters of 2001. During the third quarter of 2001, the Company also recorded write-downs of $9.5 million in the carrying value of certain cell site equipment to fair value. The write-downs in cell site equipment resulted from the Company's exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001.

A summary of the restructuring and other charges recorded in 2001 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	Total
Severance and employee benefit costs	$ 54.9	$ 1.6	$ 5.5	$ 62.0
Lease termination costs	5.2	0.5	0.4	6.1
Write-down of software development costs	8.9	--	--	8.9
Write-down of cell site equipment	--	--	9.5	9.5
Total restructuring and other charges	$ 69.0	$ 2.1	$ 15.4	$ 86.5

     As indicated in the table above, the restructuring charges consisted of $62.0 million in severance and employee benefit costs related to planned workforce reductions, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges are non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in September 2001 and have resulted in the elimination of 1,633 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of September 30, 2001, the Company had paid $37.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.

     The lease termination costs recorded in 2001 include $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 60 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also include $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, markets IBM's Corebank software, a real time, continuous banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, ALLTEL ceased further development of its software product and wrote-off the portion of the capitalized software development costs that had no alternative future use or functionality.

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

     In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The total charge recorded by the Company in the third quarter was $9.2 million and consisted of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, consisting of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of September 30, 2001, all of the planned employee reductions had been completed and all severance-related expenses had been paid.

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

     In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represented the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company has abandoned, net of anticipated sublease income. As of September 30, 2001, the Company had paid all severance-related expenses and completed all of the scheduled employee reductions.

     During the third quarter of 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, Advanced Information Resources, Ltd. and Southern Data Systems and with certain loss contingencies and other restructuring activities. The merger and integration expenses totaled $73.4 million and consisted of professional and financial advisors'fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations, and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that had no future alternative use or functionality. The other integration costs also included branding and signage costs of $4.1 million and other expenses of $2.2 million incurred in the third quarter of 1999. The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360 ") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations until conversion of these operations to the Company's own internal billing system occurred. Conversion of the Liberty operations was completed in November 1999, while conversion of the Aliant operations began in the first quarter of 2001. Through September 30, 2001, the Company had paid $1.4 million of the termination fee with the remainder due in installments upon completion of the conversion of the Aliant operations to ALLTEL's billing system. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in 1998. Through September 30, 2001, the Company has paid Convergys $50.0 million of the termination fee. As previously discussed, the Company subsequently reduced the accrued liabilities related to the Aliant and Liberty mergers by $2.5 million. As of September 30, 2001, the Company had paid $11.8 million in severance and employee-related expenses and all of the employee reductions had been completed.

     During the third quarter of 1999, the Company also recorded a restructuring charge of $17.1 million consisting of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The original restructuring plan provided for the elimination of 308 employees in the Company's wireline operations support functions. As previously discussed, in the third and fourth quarters of 2000, the Company reduced the number of employees to be terminated to 242 and decreased the related liability by $2.1 million. The lease termination costs represented the minimum estimated contractual commitments over the next one to four years for leased facilities that the Company has abandoned. As of September 30, 2001, the Company had completed the employee reductions and paid $8.7 million in severance-related expenses.

     At September 30, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $19.6 million, consisting of contract termination fees of $8.8 million, severance and employee-related expenses of $5.0 million and lease cancellation and termination costs of $5.8 million. Of the remaining contract termination fees, $6.4 million will be paid in 2001 and $2.4 million will be paid in 2002. Cash outlays for the remaining employee-related expenses and lease termination costs will be disbursed over the next 12 to 60 months. Funding for the unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. As a result of its 2001 restructuring efforts, ALLTEL expects to realize cost savings through a reduction in employee salaries and other benefit costs of approximately $63.0 million in 2001. (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the merger and integration expenses and other charges).

Gain (Loss) on Disposal of Assets and Other

     In the second quarter, the Company recorded a pretax adjustment of $4.4 million to reduce the gain recognized from the dissolution of a wireless partnership with Bell South Mobility, Inc. ("Bell South") initially recorded in the first quarter of 2001, as discussed below. The Company also recorded a pretax adjustment of $2.4 million to increase the gain recognized from the sale of Personal Communications Services ("PCS") licenses to Verizon Wireless also completed during the first quarter of 2001. These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred. In addition, during the second quarter, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt.

     In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 Personal Communications Services licenses to Verizon Wireless completed in February 2001. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a partnership with Bell South, involving wireless properties in four states. Upon dissolution, the partnership's assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of investments.

     In addition to including the effects of the transactions recorded in the first and second quarters of 2001 discussed above, the twelve month period ended September 30, 2001, also includes pretax gains of $85.7 million from the sale of investments, including ALLTEL's remaining investment in WorldCom, Inc. ("WorldCom") common stock. In addition, the Company recorded pretax gains of $35.5 million from the sale of certain PCS assets. The PCS assets sold include the operations in Birmingham, Ala. and PCS licenses in eight other markets. The twelve month period of 2001 also includes a pretax adjustment of $5.7 million to reduce the gain recognized by the Company in connection with the exchange of wireless properties with Bell Atlantic and GTE recorded in the second quarter of 2000, as discussed below.

     In the third quarter of 2000, the Company recorded pretax gains totaling $476.3 million from the sale of a portion of its investment in WorldCom common stock. In addition, the Company recorded a pretax adjustment of $1.4 million to reduce the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE and the sale of certain PCS assets recorded in the second quarter of 2000, as discussed below. This adjustment, along with the $5.7 million adjustment discussed above, primarily reflected differences between the actual and estimated book values of the properties transferred.

     In the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and the sale of its PCS operations in Mobile, Ala. and the PCS license covering the Pensacola, Fla. market. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-down was recorded due to adverse market conditions facing APEX and the company's bankruptcy filing. The twelve month period ended September 30, 2000 also includes a pretax gain of $43.1 million from the sale of a portion of the Company's investment in WorldCom common stock.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     In the second quarter of 2001, the Company changed the reporting presentation for wireless equipment sales to a gross basis. Previously, the Company netted equipment sales against charges incurred to acquire new customers or retain existing ones and included the net amount in cost of products sold or operations expense. Prior period revenue and expense information has been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

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

Communications-Wireless Operations
(Dollars in millions,	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
customers in thousands)	2001	2000	2001	2000	2001	2000
Revenues and sales	$973.5	$934.6	$2,857.8	$2,594.3	$3,800.1	$3,367.6
Operating income	$210.6	$211.4	$ 600.5	$ 678.8	$ 781.8	$ 869.7
Customers	6,587.9	5,950.7
Market penetration	13.3%	12.5%

     Excluding the effect of acquisitions, ALLTEL added more than 1,727,000 gross customers during the first nine months of 2001, compared to 1,525,000 for the same period of 2000. As a result of this increase in gross customer additions, the total number of wireless customers served by ALLTEL increased by more than 637,000 customers during the past twelve month period. As previously discussed, during the fourth quarter of 2000, ALLTEL purchased wireless properties in Louisiana. This transaction accounted for approximately 148,000 of the overall increase in wireless customers that occurred in the twelve month period ended September 30, 2001. As a result of customer growth, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased nearly 1 percent during the past twelve month period.

     The Company continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). In addition to offering competitively-priced rate plans to customers, ALLTEL has implemented several initiatives designed to improve customer retention. Among these initiatives are analyzing customer usage patterns over a six-month period and notifying the customer if a better rate plan is available, and migrating customers from analog equipment to digital through the use of equipment subsidies. As a result of these efforts, customer churn decreased slightly during the third quarter of 2001 and was 2.42 percent compared to 2.45 percent for the same period of 2000. Customer churn was 2.34 percent for both the nine and twelve months ended September 30, 2001, and was unchanged from the comparable customer churn rates for the same two periods of 2000.

     Wireless revenues and sales increased $38.9 million or 4 percent, $263.5 million or 10 percent and $432.5 million or 13 percent for the three, nine and twelve month periods ended September 30, 2001, respectively. Wireless revenues and sales increased in all periods primarily due to the growth in wireless customers and the acquisitions of wireless properties from Bell Atlantic, GTE and SBC. These acquisitions accounted for approximately $25.1 million, $283.1 million and $421.0 million of the overall increases in revenues in the three, nine and twelve month periods ended September 30, 2001, respectively. Revenue growth attributable to customer growth and acquisitions were offset by declines in roaming revenues reflecting the expansion of local, regional and national calling plans and a decrease in roamer billing rates. Average revenue per customer per month was $47.36, $46.96 and $47.22 for the three, nine and twelve months ended September 30, 2001, respectively, compared to $49.81, $49.97 and $49.89 for the same periods of 2000. The decreases in average revenue per customer per month in all three 2001 periods reflect the expansion of local, regional and national calling plans, decreased roaming rates and continued penetration into competitive market segments. The Company expects these industry-wide trends to continue. In addition, while the expanded calling area plans provide the Company the ability to effectively compete for high volume customers, retail roaming revenues will continue to decline as customers migrate to these rate plans. Accordingly, future revenue growth will be dependent upon ALLTEL's success in adding new customers in its existing markets, increasing customer usage of its network and providing customers with enhanced products and services.

     Operating income decreased $0.8 million or less than 1 percent, $78.3 million or 12 percent and $87.9 million or 10 percent for the three, nine and twelve month periods ended September 30, 2001, respectively. The decreases in operating income in all three periods of 2001 reflect additional amortization of goodwill and other intangible assets of $8.4 million, $35.1 million and $49.7 million, respectively, associated with the acquisitions of wireless assets previously discussed. Increased advertising and other selling and marketing costs, consistent with the overall growth in revenues and sales, the rollout of new rate plans and expanded competition from other wireless service providers also affected operating income growth in all three periods of 2001. Operating income also reflects increased customer retention expenses resulting from migrating customers from analog to digital equipment, increased network-related expenses resulting from increased network traffic due to customer growth and expansion of calling areas, and increased depreciation expense, consistent with the growth in wireless plant in service.

     The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. Cost to acquire a new wireless customer was $304, $301 and $304 for the three, nine and twelve months ended September 30, 2001, respectively, compared to $315, $306 and $303 for the same periods of 2000. The decreases in customer acquisition costs in the three and nine month periods of 2001 primarily resulted from lower commissions expense, reflecting a shift in the Company's distribution mix as proportionately higher sales volumes were generated from ALLTEL's internal sales distribution channels. The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. During the first nine months of 2001, approximately 80 percent of the gross customer additions came through ALLTEL's internal distribution channels. In addition, commissions paid to outside agents also decreased in all periods of 2001, reflecting a shift in the mix of the Company's external distribution channels from national to local dealers. While ALLTEL intends to manage the costs of acquiring new customers by continuing to expand and enhance its internal distribution channels, the Company will continue to utilize its large dealer network. The decreases in cost to acquire a new customer in the three and nine month periods attributable to lower commission costs were partially offset by increased selling and marketing costs attributable to a nationwide branding campaign and other promotional activities. In addition, margins earned from the sale of digital handsets and other accessories declined driven by lower retail prices, reflecting highly competitive market conditions. The increase in cost to acquire a new wireless customer in the twelve month period of 2001 primarily reflects increased advertising costs and equipment subsidies, partially offset by lower commissions costs as noted above.

Communications-Wireline Operations
(Dollars in millions,	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
access lines in thousands)	2001	2000	2001	2000	2001	2000
Local service	$218.1	$196.7	$645.3	$602.5	$ 852.7	$ 800.8
Network access and
long-distance	200.5	201.8	617.2	611.9	823.7	809.9
Miscellaneous	34.9	28.7	92.0	88.2	121.5	118.6
Total revenues and sales	$453.5	$427.2	$1,354.5	$1,302.6	$1,797.9	$1,729.3
Operating income	$183.1	$159.6	$ 545.4	$ 497.9	$ 715.5	$ 664.5
Access lines in service	2,611.8	2,555.3

     Wireline revenues and sales increased $26.3 million or 6 percent, $51.9 million or 4 percent and $68.6 million or 4 percent in the three, nine and twelve months ended September 30, 2001, respectively. Wireline operating income increased $23.5 million or 15 percent, $47.5 million or 10 percent and $51.0 million or 8 percent for the three, nine and twelve months ended September 30, 2001, respectively. Wireline operating results for the three, nine and twelve months ended September 30, 2000 includes the effect of the $11.5 million Georgia PSC litigation settlement previously discussed. Excluding the effect of this settlement, revenues and sales would have increased 3 percent in each of the three, nine and twelve months ended September 30, 2001 or $14.8 million, $40.4 million and $57.1 million, respectively and operating income would have increased $12.0 million or 7 percent, $36.0 million or 7 percent and $39.5 million or 6 percent in the three, nine and twelve months ended September 30, 2001, respectively.

     Local service revenues increased $21.4 million or 11 percent, $42.8 million or 7 percent and $51.9 million or 6 percent for the three, nine and twelve months ended September 30, 2001, respectively. Local service revenues for the three, nine and twelve months ended September 30, 2000 includes the effect of the Georgia PSC litigation settlement. Excluding the effect of the settlement, local service revenues would have increased 5 percent in each of the three, nine and twelve months ended September 30, 2001 or $9.9 million, $31.3 million and $40.4 million, respectively. Net of the litigation settlement, the increases in local service revenues in all 2001 periods reflect growth in customer access lines and growth in custom calling and other enhanced services.

     During the past twelve months, access line growth, including the sales of residential and second access lines, continued as the number of access lines grew more than 2 percent. Revenues from custom calling and other enhanced services increased $6.6 million, $19.3 million and $24.7 million in the three, nine and twelve month periods ended September 30, 2001, respectively, also contributing to the overall growth in local service revenues in all three 2001 periods.

     Network access and long-distance revenues decreased $1.3 million or 1 percent, and increased $5.3 million or 1 percent and $13.8 million or 2 percent in the three, nine and twelve months ended September 30, 2001, respectively. The increases in network access and long-distance revenues in the nine and twelve month periods are attributable to customer access line growth and increased access usage. The decrease in network access and long-distance revenues in the three month period primarily reflects a reduction in intrastate toll revenues. Network access and long distance revenues for the three, nine and twelve month periods of 2001 also reflect reductions in revenues received from the Georgia Universal Service Fund of $4.2 million, $10.4 million and $14.9 million, respectively. These revenue reductions were the result of the Georgia PSC litigation settlement previously discussed.

     Miscellaneous revenues increased $6.2 million or 22 percent, $3.8 million or 4 percent and $2.9 million or 2 percent for the three, nine and twelve month periods ended September 30, 2001, respectively. The increases in each period primarily reflect increases in directory advertising and equipment sales, partially offset by a reduction in billing and collection revenues.

     Growth in operating income for all three periods of 2001 reflects the increases in wireline operating revenues and reductions in customer service, and other general and administrative expenses, primarily resulting from the Company's restructuring efforts, as previously discussed. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in network-related expenses and depreciation and amortization. Network-related expenses increased in all periods primarily due to the growth in customer access lines and network usage, while depreciation and amortization expense increased in all three periods of 2001 primarily due to growth in wireline plant in service.

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

     Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its wireline subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Pennsylvania and Texas. The Company continues to evaluate alternative regulation options in other states where its wireline subsidiaries operate.

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

     In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court, and rejected, as contrary to the 96 Act, the use of hypothetical network costs which the FCC had used in developing certain of its pricing rules. The FCC's pricing rules related to unbundled network elements, termination and transport were also vacated. The Eighth Circuit Court upheld its prior decision that ILECs'universal service subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC's rules requiring that (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. Pending disposition by the Supreme Court, the Eighth Circuit Court has stayed its earlier decision, which vacated the FCC's use of hypothetical network costs in the development of certain pricing rules applicable to ILECs.

     In October 1999, the FCC adopted two orders, later appealed, involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs'forward-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable. That is, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders. On May 23, 2001, the FCC adopted an interim universal service mechanism that will govern compensation for rural telephone companies for the next five years.

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

     In July 2001, the U.S Tenth Circuit Court of Appeals reversed and remanded aspects of the FCC's order that dealt with a federal funding mechanism for non-rural LECs to support universal service in high cost areas. The Court stated the FCC did not provide sufficient reasoning or record evidence to support its decision. Specifically, the FCC did not: 1) adequately define key terms, including "reasonably comparable"and "sufficient;"2) did not justify setting the funding benchmark at 135% of the national average; 3) did not provide any inducements for the state mechanism that it concedes are necessary to implement universal service; and 4) did not explain how this funding mechanism will interact with other universal service programs.

     In September 2001, the U.S. Fifth Circuit Court of Appeals remanded the provision of the FCC order that established a $650.0 million Universal Service Fund ("USF"). The Court questioned whether the funding level was appropriate to provide explicit support for poor and rural customers, stating that the FCC acted "arbitrarily and capriciously"in establishing the $650.0 million amount.

     In June 1998, the FCC began a rulemaking proceeding to consider access charge reform for rate-of-return ILECs. In October 1998, the FCC began a proceeding to consider the represcription of the authorized rate-of-return for the interstate access services of approximately 1,300 ILECs, including the ALLTEL subsidiaries operating under rate-of-return regulation. The Multi-Association Group ("MAG"), a coalition of ILEC trade associations, filed with the FCC a comprehensive access charge reform and deregulation plan for rate-of-return ILECs.

     On October 11, 2001, the FCC adopted an order that implemented several MAG access reform proposals, modified or rejected others, and initiated a further round of rulemaking to consider other rate-of-return carrier issues. The order lowers access charges per minute, increases the subscriber line charge ("SLC") over time to bring it in line with SLCs adopted for price cap carrier and phases out carrier common line charges in favor of a new portable "Interstate Common Line Support"universal service mechanism, and retains the authorized 11.25% rate of return. The residential and single-line business SLC cap will phase in beginning on January 1, 2002. It may increase again on July 1, 2002 and on July 1, 2003, subject to a FCC review of SLC caps for price cap carriers. The Company does not expect that the order will have a material effect on its consolidated financial statements.

     Also on October 11, 2001, the FCC adopted an order and further notice of proposed rulemaking streamlining its accounting rules, and its reporting requirements for incumbent local exchange carriers. The Commission stated that this effort would provide greater flexibility to carriers in how they value transactions with affiliates and would eliminate various financial and operating data reporting requirements for mid-sized carriers, including ALLTEL. ALLTEL anticipates increased administrative efficiency associated with this reform.

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

     Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions, and future competition will ultimately have on its wireline operations.

Communications-Emerging Businesses
	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and sales	$117.2	$99.2	$342.9	$275.5	$450.1	$355.4
Operating income (loss)	$ 13.4	$ 3.6	$ 29.0	$ (10.4)	$ 34.5	$ (16.5)

     The Company's long-distance and network management services and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. CLEC services are currently provided in 43 markets in 10 states. Emerging businesses revenues and sales increased $18.0 million or 18 percent, $67.4 million or 24 percent and $94.7 million or 27 percent for the three, nine and twelve month periods ended September 30, 2001. The increases in revenues and sales in all periods primarily reflect growth in each of the emerging businesses'product groups, primarily driven by growth in ALLTEL's customer base for these services. Revenues from long-distance and network management services increased $7.4 million, $33.4 million and $49.5 million in the three, nine and twelve months ended September 30, 2001, respectively, while CLEC revenues increased $8.0 million, $26.1 million and $34.7 million for the same periods of 2001, respectively. Additionally, during the three, nine and twelve month periods of 2001, Internet access revenues increased $2.6 million, $7.9 million and $10.5 million, respectively.

     Operating income from emerging businesses increased $9.8 million or 272 percent, $39.4 million or 379 percent and $51.0 million or 309 percent for the three, nine and twelve months ended September 30, 2001, respectively. The increases in all periods reflect strong growth in the long-distance and network management services, which accounted for $3.1 million, $28.9 million and $43.9 million of the overall increases in emerging businesses operating income for the three, nine and twelve month periods of 2001, respectively. Operating income for all 2001 periods also reflects improved profitability of both the Internet access and CLEC operations. Internet access operations became marginally profitable during the third quarter of 2001, while operating losses sustained by the CLEC operations decreased $3.7 million and $3.2 million during the three and nine month periods of 2001. The operating losses sustained by the CLEC operations primarily reflect the expanded rollout of these operations during the fourth quarter of 2000.

Information Services
	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and sales	$326.1	$319.6	$991.7	$949.1	$1,322.5	$1,262.5
Operating income	$ 49.0	$ 47.0	$139.8	$133.1	$ 191.7	$ 180.2

     Information services revenues and sales increased $6.5 million or 2 percent, $42.6 million or 4 percent and $60.0 million or 5 percent for the three, nine and twelve month periods ended September 30, 2001, respectively. Revenues and sales increased in all three periods of 2001, primarily due to growth in the financial services operations. Financial services revenues, which includes the residential lending and international operations, increased $4.7 million, $36.8 million and $40.6 million in the three, nine and twelve month periods, respectively. The increases in financial services revenues in all 2001 periods reflects growth in mortgage processing revenues, reflecting increased mortgage refinancing activity due to the recent declines in consumer borrowing rates and additional revenues earned from new businesses. Increases in software licensing revenues of $9.4 million and $12.9 million also contributed to the growth in financial services revenues for the nine and twelve month periods of 2001, respectively. During the third quarter of 2000, ALLTEL acquired Benchmark Consulting International and Datamatic Services, Inc, two privately held companies serving the financial services industry and formed ALLTEL Mortgage Solutions, a joint venture with Bradford & Bingley Group, a large United Kingdom mortgage lender. These new businesses accounted for $1.4 million, $22.9 million and $31.9 million of the overall increases in financial services revenues for the three, nine and twelve month periods of 2001, respectively.

     Growth in financial services revenues in the twelve month period of 2001 attributable to new business and additional license fee revenues was partially offset by reduced revenues from several large customers and lost operations due to contract terminations. Telecommunications revenues increased $1.2 million, $7.6 million and $22.4 million in the three, nine and twelve month periods of 2001, respectively. The increases in telecommunications revenues in all periods primarily reflect growth in existing contracts and the affect of two new outsourcing agreements, partially offset by lost operations due to contract terminations.

     Operating income increased $2.0 million or 4 percent, $6.7 million or 5 percent and $11.5 million or 6 percent in the three, nine and twelve month periods ended September 30, 2001, respectively. The increases in operating income in all three 2001 periods primarily reflect the growth in revenues and sales noted above. In addition, operating income for all periods of 2001 was favorably impacted by reduced operating costs, reflecting the Company's 2001 and 2000 restructuring activities. Growth in operating income attributable to revenue growth and reduced operating costs were partially offset by losses sustained by the recently acquired operations and new joint venture previously discussed. Additionally, financial services and telecommunications operating margins for the nine and twelve month periods reflect the loss of higher margin operations from contract terminations and increased depreciation and amortization expense. Depreciation and amortization expense increased $3.1 million, $8.3 million and $9.6 million in the three, nine and twelve month periods of 2001, respectively, primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.

Other Operations
	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions)	2001	2000	2001	2000	2001	2000
Revenues and sales	$113.7	$166.5	$376.3	$472.9	$537.6	$637.8
Operating income	$ 4.5	$ 6.4	$ 15.1	$ 15.4	$ 21.8	$ 20.7

     Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales decreased $52.8 million or 32 percent, $96.6 million or 20 percent and $100.2 million or 16 percent for the three, nine and twelve months ended September 30, 2001, respectively. The decreases in revenues and sales in all periods resulted from reductions in sales of telecommunications and data products, which decreased $50.9 million, $104.2 million and $110.6 million in the three, nine and twelve month periods of 2001, respectively. Sales to affiliates accounted for $20.3 million, $56.5 million and $66.8 million of the overall decreases in sales of telecommunications and data products in the three, nine and twelve month periods, respectively. The decreases in affiliate sales in all periods of 2001 were primarily due to a reduction in purchases made by the Company's wireline subsidiaries, reflecting timing differences in the purchases of materials and equipment related to long-term construction projects. Sales to non-affiliates, which declined $30.6 million, $47.7 million and $43.8 million in the three, nine and twelve month periods of 2001, respectively, primarily reflect a general reduction in capital spending by telecommunications companies due to current economic conditions and the industry's emphasis on controlling costs. Directory publishing revenues decreased $1.9 million in the three month period of 2001 primarily due to the loss of one large directory contract that has been subsequently renewed and will publish in the fourth quarter of 2001. Directory publishing revenues increased $7.6 million and $10.4 million in the nine and twelve month periods of 2001, respectively, primarily reflecting increases in the number of directory contracts published in each period.

     Operating income decreased $1.9 million or 30 percent, $0.3 million or 2 percent and increased $1.1 million or 5 percent in the three, nine and twelve month periods of 2001, respectively. The decreases in the three and nine month periods primarily reflect the decreases in revenues and sales noted above, partially offset by a reduction in operating expenses. The increase in operating income in the twelve month period primarily reflects improved profit margins realized by the product distribution operations on its sales to affiliates, growth in directory publishing revenues and a reduction in operating expenses. Operating expenses decreased in all 2001 periods primarily due to the Company's 2001 restructuring efforts, as previously discussed.

Corporate Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions)	2001	2000	2001	2000	2001	2000
Corporate expenses	$ 9.8	$ 8.4	$ 27.1	$27.1	$ 37.3	$ 40.5
Merger and integration expenses
and other charges	15.4	7.7	86.5	24.6	87.3	24.6
Total corporate expenses	$25.2	$16.1	$113.6	$51.7	$124.6	$65.1

     As indicated in the table, corporate expenses include the merger and integration expenses and other charges, as previously discussed. Excluding the impact of the merger and integration expenses and other charges in each period, corporate expenses would have increased $1.4 million or 17 percent in the three month period, and decreased $3.2 million or 8 percent in the twelve month period ended September 30, 2001. Corporate expenses, net of the merger and integration expenses and other charges, increased in the three month period primarily due to increased consulting fees, partially offset by reductions in employee benefit costs and other administrative expenses. Net of the merger and integration expenses and other charges, the decrease in corporate expenses in the twelve month period also reflects reductions in employee benefit costs and other administrative expenses. The decreases in employee benefit costs and other administrative expenses in the three and twelve month periods were due to the 2001 restructuring efforts and the Company's continued focus on controlling costs.

Non-Operating Income, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Millions)	2001	2000	2001	2000	2001	2000
Equity earnings in
unconsolidated partnerships	$16.2	$23.5	$44.6	$95.2	$69.9	$116.9
Minority interest in
consolidated partnerships	(19.0)	(25.0)	(54.4)	(76.8)	(74.7)	(102.2)
Other income, net	6.1	10.7	25.7	35.1	32.7	51.3
Non-operating income, net	$ 3.3	$ 9.2	$15.9	$53.5	$27.9	$ 66.0

     As indicated in the table above, non-operating income, net decreased $5.9 million or 64 percent, $37.6 million or 70 percent and $38.1 million or 58 percent in the three, nine and twelve months ended September 30, 2001, respectively. The decreases in equity earnings in unconsolidated partnerships in all three periods of 2001 primarily reflect the sale of certain minority investments to Bell Atlantic and GTE completed during 2000, as previously discussed. The decreases in minority interest expense in all three 2001 periods primarily reflect ALLTEL's acquisitions of the remaining ownership interest in a Georgia RSA completed in January 2000 and in a Florida RSA completed in August 2000. Other income, net for the nine and twelve month periods of 2000 include a one-time pretax gain of $4.7 million from the sale of a minority interest in a wireless property. Other income, net for the three, nine and twelve months ended September 30, 2000 also includes pretax gains of $7.0 million, $6.6 million and $9.9 million, respectively, realized from the sale of miscellaneous stock investments.

Interest Expense

     Interest expense decreased $10.7 million or 13 percent, decreased $2.3 million or 1 percent and increased $13.2 million or 4 percent in the three, nine and twelve month periods ended September 30, 2001, respectively. The changes in interest expense in all three 2001 periods reflect reductions in both the weighted average borrowing amount and interest rates applicable to ALLTEL's commercial paper program. The decreases in interest expense attributable to reduced borrowings outstanding under the commercial paper program were partially offset in the nine month period and fully offset in the twelve month period by additional interest costs related to the $425.0 million of long-term debt assumed by ALLTEL in completing the wireless property exchange with GTE.

Income Taxes

     Income tax expense decreased $184.0 million or 55 percent, $650.2 million or 54 percent and $608.0 million or 45 percent for the three, nine and twelve month periods ended September 30, 2001, respectively. The decreases in income tax expense in each period primarily reflect the tax-related impact of the gains recognized from the sale of PCS licenses, the exchange of wireless assets and the sale of WorldCom stock, as well as the other non-recurring and unusual items previously discussed. Excluding the impact on tax expense of the non-recurring and unusual items in each period, income tax expense would have increased $7.2 million or 5 percent, decreased $18.8 million or 4 percent and decreased $9.0 million or 2 percent in the three, nine and twelve month periods ended September 30, 2001, respectively, consistent with the Company's operating results for those same periods, excluding non-recurring and unusual items.

Average Common Shares Outstanding

     The average number of common shares outstanding decreased one percent in each of the three, nine and twelve month periods ended September 30, 2001, respectively. The decreases in all periods primarily reflect the Company's repurchase of its common shares. The effect on the average number of common shares outstanding in each period resulting from the stock repurchase plan was partially offset by additional shares issued in connection with acquisitions and upon the exercise of options granted under employee stock option plans.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     ALLTEL's total capital structure was $9.2 billion at September 30, 2001, reflecting 59 percent common and preferred equity and 41 percent debt, compared to a capital structure at December 31, 2000 of $9.8 billion reflecting 52 percent common and preferred equity and 48 percent debt. The Company believes it has adequate internal and external capital resources available to finance its ongoing operating requirements including capital expenditures, business development and the payment of dividends. ALLTEL has access to the capital markets, including the private placement market, public issuance and the Rural Utilities Service financing programs for wireline companies. The Company and its subsidiaries expect these sources to continue to be available for future borrowings.

(Millions)	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2001	2000	2001	2000
Cash flows from (used in):
Operating activities	$ 1,508.4	$1,143.5	$ 1,862.2	$1,650.3
Investing activities	(54.8)	(669.3)	(649.8)	(989.3)
Financing activities	(1,476.9)	(483.5)	(1,176.8)	(689.7)
Increase (decrease) in cash and short-term investments	$ (23.3)	$ (9.3)	$ 35.6	$ (28.7)

Operating Activities

     Cash provided from operations continues to be ALLTEL's primary source of liquidity. The increases in the nine and twelve month periods ended September 30, 2001 reflect growth in earnings of the Company before depreciation and amortization, interest expense, income taxes and non-recurring and unusual charges. Cash provided from operations in both periods of 2001 was also favorably impacted by the timing of income tax payments associated with the gains realized from the sale of PCS licenses, exchange of wireless assets with Bell Atlantic and GTE and the sale of WorldCom stock. The increases in cash provided from operations resulting from earnings growth and timing of income tax payments in both periods of 2001 were partially offset by changes in working capital requirements, including timing differences in the receipt and payment of trade receivables and payables.

Investing Activities

     Capital expenditures for the nine and twelve month periods ended September 30, 2001 were $829.8 million and $1,259.9 million, respectively, compared to $734.7 million and $1,063.9 million for the same periods in 2000. During the past two-year period, the Company funded the majority of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to construct additional network facilities and to deploy digital wireless technology in select markets. Capital expenditures were also incurred to upgrade ALLTEL's telecommunications network in order to offer other communications services, including long-distance, Internet and local competitive access services. Capital expenditures are forecast at approximately $1.2 billion for 2001 and are expected to be funded primarily from internally generated funds.

     Cash flows used in investing activities for the twelve month period of 2001 includes cash outlays for the acquisition of property of $409.7 million, principally consisting of $387.6 million paid by ALLTEL in

October 2000 to acquire wireless properties in Louisiana, as previously discussed. Cash flows used in investing activities for the nine and twelve month periods ended September 30, 2000 includes cash outlays of $649.4 million and $655.5 million, respectively. These amounts principally consist of $624.3 million paid by ALLTEL in connection with the exchange of wireless assets with Bell Atlantic completed in April 2000, as previously noted.

     Cash flows from investing activities for the nine and twelve month periods ended September 30, 2001 include proceeds from the sale of assets of $411.4 million and $515.8 million, respectively. These amounts primarily consist of $410.1 million received by ALLTEL from the sale of 20 PCS licenses in February 2001, as previously discussed. Proceeds from asset sales for the twelve month period of 2001 also include $80.0 million received from the sale of the PCS operations in Birmingham, Ala. and PCS licenses in eight other markets. Cash flows from investing activities for the twelve month period ended September 30, 2001 also includes proceeds from the sale of investments of $104.8 million, principally consisting of proceeds of $79.8 million received from the sale of a portion of the Company's investment in WorldCom common stock. Cash flows used in investing activities for the nine and twelve month periods ended September 30, 2000 include proceeds from the sale of assets of $224.5 million. These amounts consist of $192.5 million received by ALLTEL related to the exchange of wireless assets with GTE in June 2000 and $32.0 million received from the sale of PCS assets related to the Mobile, Ala. and Pensacola, Fla. markets.

     Cash flows from investing activities for the nine and twelve month periods ended September 30, 2001 include proceeds from the leasing of cell site towers of $421.8 million. As further discussed in Note 10 to the unaudited interim consolidated financial statements, in December 2000, ALLTEL signed an agreement with American Tower Corporation to lease up to approximately 2,200 of the Company's cell site towers. Under terms of the agreement, ALLTEL will receive up to approximately $660.0 million in cash. The transaction is structured to close in several phases, and through September 30, 2001, the first six phases of the transaction were completed involving 1,406 towers. The Company now expects to close on approximately 1,800 to 1,850 towers at the completion of this transaction with American Tower.

     Cash flows from investing activities for the nine and twelve month periods ended September 30, 2001 also include proceeds from the return on investments of $45.4 million and $80.1 million, respectively, compared to $59.5 million and $78.4 million for the same periods of 2000. These amounts primarily consist of cash distributions received from ALLTEL's wireless minority investments. The significant decrease in the three month period primarily reflect the sale of certain minority investments to Bell Atlantic and GTE, as previously discussed.

     The proceeds received from the asset and investment sales and the leasing of cell site towers were used primarily to reduce borrowings under the Company's commercial paper program.

Financing Activities

     Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $309.2 million and $409.5 million for the nine and twelve month periods ended September 30, 2001, respectively, compared to $302.7 million and $396.8 million for the same periods in 2000. The increases in dividend payments in both periods primarily reflect growth in the annual dividend rate on ALLTEL's common stock. On October 25, 2001, the Company's Board of Directors approved an increase in the quarterly common stock dividend rate from $.33 to $.34 per share. This action raised the annual dividend rate to $1.36 per share and marked the 41st consecutive year in which ALLTEL has increased its common stock dividend.

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

     Commercial paper borrowings outstanding at September 30, 2001 were $83.0 million, compared to $835.5 million and $414.3 million that were outstanding at December 31, 2000 and September 30, 2000, respectively. Commercial paper borrowings outstanding at September 30, 2001 had a weighted average interest rate of 3.1 percent. Borrowings under the commercial paper program were incurred to finance the wireless property acquisitions, to fund stock repurchases and to retire amounts outstanding under the revolving credit agreement. As a result, no borrowings were outstanding under the revolving credit agreement at either September 30, 2001, December 31, 2000 or September 30, 2000, compared to $341.1 million and $366.1 million that were outstanding at December 31, 1999 and September 30, 1999, respectively. The commercial paper borrowings outstanding at September 30, 2000 represent all of the long-term debt issued in the nine and twelve month periods of 2000.

     Retirements of long-term debt were $905.1 million and $503.9 million for the nine and twelve months ended September 30, 2001, respectively, compared to $385.8 million and $453.1 million for the same periods of 2000. The net reductions from December 31, 2000 and September 30, 2000 in commercial paper borrowings of $752.5 million and $331.3 million, respectively, represent the majority of the long-term debt retired in the nine and twelve month periods of 2001. Retirements of long-term debt for both periods of 2001 also include the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed. The net reductions from December 31, 1999 and September 30, 1999 in revolving credit borrowings of $341.1 million and $366.1 million, respectively, represent the majority of the long-term debt retired in the nine and twelve month periods ended September 30, 2000, respectively. Scheduled long-term debt retirements, net of commercial paper and revolving credit agreement activity and the prepayment of long-term debt, amounted to $79.1 million and $99.1 million for the nine and twelve month periods of 2001, respectively, compared to $44.7 million and $87.0 million for the same periods of 2000.

     Distributions to minority investors were $90.6 million and $104.6 million for the nine and twelve months ended September 30, 2001, respectively, compared to $62.9 million and $100.7 million for the same periods in 2000. Included in distributions for the nine and twelve month periods of 2001 are additional payments of $38.5 million representing the minority investors'share of the proceeds received from the leasing of cell site towers discussed above. The increase in distributions in both periods of 2001 reflect the additional payments related to the leasing transaction, partially offset by the effects of the acquisition of the remaining minority interest in wireless properties in Florida and Georgia and the disposition of certain non-wholly-owned subsidiaries in connection with the property exchanges with Bell Atlantic and GTE previously discussed.

     On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allows the Company to repurchase up to 7.5 million shares of its outstanding common stock. During the nine and twelve months ended September 30, 2001, ALLTEL repurchased 1.4 million of its common shares at a total cost of $78.1 million, compared to 2.9 million common shares at a total cost of $164.3 million for the same periods of 2000. The Company entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price was equal to the financial institution's cost to acquire the shares plus a premium. Premiums were based on the net carrying cost of the shares to the financial institution and accrued over the period that the contract was outstanding. During the second quarter, the Company settled these contracts by acquiring nearly 2.0 million of its common share at a cost of $114.2 million. Through September 30, 2001, ALLTEL has repurchased 6.3 million of the 7.5 million shares the Company was authorized to repurchase under the stock repurchase plan.

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

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations"and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Accordingly, the use of the pooling-of-interests method of accounting for future business combinations has been eliminated. In addition, SFAS No. 141 requires that at the date of acquisition, identifiable intangible assets should be recognized separate and apart from goodwill if the intangible assets meet certain criteria. SFAS No. 142 will change the accounting for goodwill and other indefinite lived intangible assets from an amortization method to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease January 1, 2002 for calendar year companies such as ALLTEL. Under SFAS No. 142, goodwill will be assigned to a company's reporting units and an initial impairment test by reporting unit must be completed by June 30, 2002. Following the year of adoption, goodwill will be tested for impairment annually using a consistent measurement date. Amortization of intangible assets with indefinite lives other than goodwill will also cease, although such intangible assets will be required to be tested for impairment at least annually, in a manner similar to goodwill. Also, intangible assets with finite lives are required to be amortized over their estimated useful lives. Accordingly, the current 40-year maximum estimated life specified in Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets"will no longer apply.

     At this time, the Company has not determined its applicable reporting units or assigned goodwill to them. Additionally, the Company has not yet completed a review of its identifiable intangible assets to determine whether any of those assets would meet the indefinite life criteria outlined in SFAS No. 142, nor has the Company determined whether an impairment charge will be recognized upon adoption of these standards. Accordingly, the Company cannot determine at this time the full impact that adopting these standards will have on the Company's consolidated financial statements other than the affects of no longer amortizing goodwill, which will result in pretax annual expense savings of approximately $100.0 million.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The Statement will apply to fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. The Company has not determined whether it will be required to change its method of accounting for asset retirement obligations or whether ALLTEL will be required to record a material asset retirement obligation. Accordingly, at this time, the Company cannot determine the impact, if any, that this standard will have on ALLTEL's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement will apply to fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The standard does retain the fundamental provisions of SFAS No. 121 for the recognition and measurement of an impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"for the disposal of a segment of a business. The standard does retain the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company does not expect that adoption of this standard will have a material effect on its consolidated financial statements.

Agreement to Purchase Wireline Properties

     On October 31, 2001, ALLTEL signed an agreement with Verizon Communications Inc. to purchase local telephone properties located in the state of Kentucky. Under terms of the purchase agreement, ALLTEL will acquire approximately 600,000 access lines for $1.9 billion in cash. The acquired wireline properties will overlap ALLTEL's existing wireless service in northeastern Kentucky and will increase the Company's total access lines by approximately 25 percent to more than 3.0 million wireline customers. The transaction is expected to be completed in the second half of 2002. ALLTEL expects to finance the cash payment through additional commercial paper borrowings and the issuance of long-term debt.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company's market risks at September 30, 2001 are similar to the market risks discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates applicable to its commercial paper borrowings and other long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk has been defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. Fair value of long-term debt obligations was determined based on a discounted cash flow analysis, using the overall weighted rates and maturities of these obligations compared to terms and rates currently available in the long-term markets.

     At September 30, 2001, investments of the Company are recorded at estimated fair value of $259.8 million compared to $322.4 million at December 31, 2000. The decrease in fair value primarily reflects the transfer to Bell South of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in the first quarter of 2001, as previously discussed. Marketable equity securities amounted to $1.3 million and $12.2 million and included unrealized holding gains of $0.2 million and $9.7 million at September 30, 2001 and December 31, 2000, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $0.1 million decrease in the fair value of these securities at September 30, 2001.

     Substantially all of the Company's long-term debt obligations are fixed rate obligations. Accordingly, a hypothetical 10 percent adverse change in interest rates applicable to the Company's variable rate debt obligations would not be material to the Company's results of operations. In addition, changes in interest rates can also result in fluctuations in the fair value of the Company's long-term debt obligations. There have been no material changes in the weighted average maturity or weighted average interest rates applicable to the Company's outstanding long-term debt since December 31, 2000. At September 30, 2001, the fair value of the Company's long-term debt was estimated to be $4,451.4 million compared to a carrying value of $3,752.2 million. A hypothetical increase of 72 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $135.6 million decrease in the fair value of the Company's long-term debt at September 30, 2001.

     To manage its exposure to interest rate fluctuations and to obtain an optimal mixture of variable and fixed-interest rate long-term debt, the Company may, from time to time, use derivative instruments. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Management continually reviews the Company's exposure to interest rate fluctuations and implements strategies to mitigate the exposure. At September 30, 2001, the Company has entered into four interest rate swap agreements on notional amounts totaling $500.0 million. (See Note 6 to the interim unaudited interim consolidated financial statements for additional information regarding the Company's interest rate swaps).

     The Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. Although the Company conducts business in foreign countries, the international operations are not material to the Company's operations, financial condition and liquidity. Additionally, the majority of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the effect of foreign currency fluctuations. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Foreign currency translation gains and losses were not material to the Company's results of operations for the three, nine and twelve months ended September 30, 2001.

ALLTEL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)  There are no exhibits to be filed as part of this Form 10-Q.

      (b)  Reports on Form 8-K:

            Current Report on Form 8-K dated October 31, 2001, reporting under Item 5, Other Events, the Company's Press Release announcing an agreement to             purchase local telephone properties in Kentucky from Verizon Communications Inc.

            Current Report on Form 8-K dated August 28, 2001, reporting under Item 5, Other Events, that Scott Ford, President and Chief Operating Officer of             ALLTEL, had sent an open letter to CenturyTel, Inc. ("CenturyTel") urging the company to begin negotiations on ALLTEL's merger proposal first             announced on August 14, 2001.

            Current Report on Form 8-K dated August 14, 2001, reporting under Item 5, Other Events, that ALLTEL had made a merger proposal to CenturyTel.             Under the merger proposal, CenturyTel stockholders would receive a choice of either $43.00 per share in cash or 0.6934 ALLTEL shares subject to             proration of 50% cash and 50% ALLTEL shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President-Chief Financial Officer
(Principal Financial Officer)
November 13, 2001