Form 10-K405
period 2001-12-31
ALLTEL CORP
filed 2002-03-05
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to______________________________________

Commission file number 1-4996

ALLTEL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE 34-0868285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Allied Drive, Little Rock, Arkansas 72202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (501) 905-8000

Securities registered pursuant to Section 12 (b) of the Act:

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

Aggregate market value of voting stock held by non-affiliates as of February 25, 2002 - $17,507,298,406

Common shares outstanding, February 25, 2002 - 310,854,020

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2002 Annual Meeting of stockholders	Part III
The Exhibit Index is located on pages 27 to 31.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

THE COMPANY

GENERAL

ALLTEL Corporation ("ALLTEL" or the "Company") is a customer-focused information technology company that provides communications and information services. The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services, wide-area paging service and information processing management services and advanced application software. Telecommunications products are warehoused and sold by the Company's distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. The Company is incorporated in the state of Delaware.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause ALLTEL's actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. The factors that could cause actual results of ALLTEL or a combined ALLTEL and CenturyTel, Inc. ("CenturyTel") to differ materially, many of which are beyond the control of ALLTEL include, but are not limited to, the following: (1) the businesses of ALLTEL and CenturyTel may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected benefits and synergies from the combination may not be realized within the expected time frame or at all; (3) revenues following the transaction may be lower than expected; (4) operating costs, customer loss and business disruption including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers, may be greater than expected following the transaction; (5) generating the incremental growth in the customer base of the combined company may be more costly or difficult than expected; (6) the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; (7) the effects of legislative and regulatory changes; (8) the introduction of new technologies and competitors; (9) changes in labor, equipment and capital costs; (10) future acquisitions, strategic partnerships and divestitures; (11) general business and economic conditions; and (12) other risks described from time to time in ALLTEL's and CenturyTel's periodic reports filed with the Securities and Exchange Commission.

You are urged to consider statements that include the words "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" or the negative or other forms of those words or other comparable words to be uncertain and forward-looking. This cautionary statement applies to all forward-looking statements contained in this Form 10-K. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

THE COMPANY (continued)

ACQUISITIONS

On October 31, 2001, ALLTEL signed an agreement with Verizon Communications Inc. ("Verizon") to purchase local telephone properties located in the state of Kentucky. Under terms of the purchase agreement, ALLTEL will acquire approximately 600,000 access lines for $1.9 billion in cash. The acquired wireline properties will overlap ALLTEL's existing wireless service in northeastern Kentucky and will increase the Company's total access lines by approximately 25 percent to more than 3.0 million wireline customers. The transaction is expected to be completed in the third quarter of 2002. Upon the signing of this purchase agreement, ALLTEL paid Verizon a deposit equal to 10 percent of the total purchase price, or $190.7 million, with the balance of the cash payment (net of interest on the $190.7 million deposit) due at the time the transaction is completed.

On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas in Louisiana from SBC Communications, Inc. ("SBC"). In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers. The Company disposed of the paging operations in 2001.

On January 31, 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") signed agreements to exchange wireless properties in 13 states. On April 3, 2000, ALLTEL completed the initial exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the exchange of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, in which ALLTEL acquired operations in Alabama, Florida, Ohio, and South Carolina, and divested operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

THE COMPANY (continued)

ACQUISITIONS (continued)

In January 1999, the Company completed its merger with Standard Group, Inc. ("Standard"), a communications company that served more than 71,000 customer lines in northeast Georgia. The customer lines acquired in this transaction were in areas adjacent to the Company's other wireline market areas in Georgia and increased ALLTEL's total wireline customers in the state to more than 550,000. The transaction also included Standard's cable television operations, which served approximately 30,000 customers. Including this acquisition, the Company currently provides cable television service to approximately 37,000 customers in Georgia and Missouri. These cable television properties are not significant to the ongoing operations of ALLTEL.

During 1999, the Company acquired a 100 percent ownership interest in a wireless services business serving the Dothan, Alabama Metropolitan Statistical Area ("MSA"), representing approximately 135,000 cellular POPs. The Company also purchased 100 percent ownership interests in a wireless services business serving a Colorado Rural Service Area ("RSA") representing approximately 75,000 cellular POPs, and a wireless services business serving an Illinois RSA representing more than 200,000 cellular POPs. In addition, the Company increased its ownership interest to 100 percent in the Richmond, Virginia market, representing approximately 835,000 cellular POPs, through the exchange of its minority interest investment in a partnership serving the Orlando, Florida market.

To expand its information services business, ALLTEL completed the acquisitions of ACE Software Sciences ("ACE"), Advanced Information Resources, Limited ("AIR"), Corporate Solutions International ("CSI"), and Southern Data Systems ("Southern Data") during 1999. ACE produced mortgage servicing software that enhanced ALLTEL's existing mortgage servicing software products. AIR, a privately held company, provided wholesale commercial lending software to large global financial institutions. CSI, a privately held company headquartered in Atlanta, Georgia, developed a consumer loan origination system, which when combined with the Company's other loan processing software products, allowed ALLTEL to provide a state-of-the-art loan origination solution to current and prospective clients in the financial services industry. Southern Data, a privately held company also headquartered in Atlanta, provided a full array of application software and services to the community banking market.

In July 1998, the Company completed its merger with 360 Communications Company ("360"), a wireless communications company, that served more than 2.6 million customers in 15 states. With this merger, ALLTEL significantly expanded its wireless presence and enhanced its ability to deliver bundled communications services across its geographically focused markets.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

THE COMPANY (continued)

DISPOSITIONS

During 2001, the Company sold 20 Personal Communications Services ("PCS") licenses in six states to Verizon Wireless for a total cash purchase price of $410 million.

During 2000, the Company sold its Personal Communications Services ("PCS") operations in Birmingham and Mobile, Alabama and PCS licenses in nine other markets for approximately $112 million in cash. Giving effect to these sales, the Company offers PCS service is Jacksonville, Florida and holds PCS licenses in 41 other markets.

During 1998, the Company sold its 27.9 percent ownership interest in a cellular partnership serving the Omaha, Nebraska market for approximately $18 million in cash.

In 1997, the Company sold its wire and cable subsidiary, HWC Distribution Corp. ("HWC"), to Code, Hennessy & Simmons, Inc., an investment firm, for approximately $45 million in cash. HWC was one of two companies that comprised ALLTEL's product distribution operations.

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

EMPLOYEES

At December 31, 2001, the Company had 23,955 employees. Within the Company's work force, approximately 1,320 employees are part of collective bargaining units. During 2001, ALLTEL had no material work stoppages due to labor disputes with its unionized employees.

OPERATING SEGMENTS

ALLTEL is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: communications and information services. The Company's communications operations consist of its wireless, wireline and emerging businesses segments. Emerging businesses consist of the Company's long-distance, competitive local exchange carrier ("CLEC"), Internet access and network management operations. The Company also sells telecommunications products and publishes telephone directories. For financial information about ALLTEL's operating segments, refer to pages F-47 to F-50 of the Financial Supplement, which is incorporated by reference herein.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

During the first quarter of 2002, ALLTEL will reclassify the operating units of its emerging businesses to better align its financial reporting with the Company's business segment mix and to provide clear comparisons to other communications companies within ALLTEL's peer group. The CLEC and Internet access operations will be reported as part of the wireline business segment. The long-distance and network management operations will be combined with ALLTEL's communications products and directory publishing operations and reported together under a new segment classification "Communications Support Services". In addition, ALLTEL's information services segment will no longer include services provided to ALLTEL affiliates. These affiliate transactions will be reported in the corresponding communications segments, and accordingly, information services will include results from the Company's financial services business and non-affiliated telecommunications operations.

These reclassifications will have no effect on previously reported consolidated operating income, net income or earnings per share of ALLTEL. Consolidated revenues and sales for both 2001 and 2000 will be reduced by approximately $120.0 million as a result of reclassifying information services revenues previously billed to the wireline operations that were not eliminated pursuant to Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", ALLTEL will restate all previously reported segment information to conform to the new financial reporting presentation. ALLTEL will first present its reclassified financial statements as of and for the interim periods ended March 31, 2002 and 2001.

COMMUNICATIONS SERVICES

Over the past four years, the Company has focused its communications business strategy on growing its customer base and enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. Since 1998, the Company has significantly expanded its communications customer base. The merger with 360 completed in 1998, along with the mergers with Aliant and Liberty completed in 1999 and the property swaps completed with Bell Atlantic and GTE in 2000, significantly expanded ALLTEL's wireless business and enhanced the Company's ability to provide multiple communications services to its customers. The acquisition of Verizon's wireline properties in Kentucky, expected to be completed in the third quarter of 2002, will increase ALLTEL's total number of communications customers to more than 11 million.

In 2001, ALLTEL took several significant steps to align its core wireless business with emerging market opportunities by expanding its offering of regional and nationwide calling plans without roaming or long-distance charges. The Company continued to upgrade it wireless network infrastructure and invest in state-of-the-art code division multiple access ("CDMA") technology. ALLTEL also streamlined its regional communications organization from five regions to three to better serve the Company's growing customer base. ALLTEL operates its communications businesses as a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services including wireless and wireline (local and long-distance), paging and Internet services.

WIRELESS OPERATIONS

As of December 31, 2001, the Company provided wireless communications service to approximately 6.7 million customers in 21 states. ALLTEL owns a majority interest in wireless operations in 69 MSAs, representing approximately 33.2 million wireless POPs and a majority interest in 132 RSAs, representing approximately 16.3 million wireless POPs. In addition, ALLTEL owns a minority interest in 35 other wireless markets, including the Chicago, Illinois and Houston, Texas MSAs. As of December 31, 2001, ALLTEL's penetration rate (number of customers as a percentage of the total population in the Company's service areas) was 13.5 percent.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

The wireless operations also include the Company's PCS and paging operations. ALLTEL has offered PCS service in Jacksonville, Florida, since March 1998. As previously discussed, the Company sold its PCS operations in Birmingham and Mobile, Alabama and PCS licenses in nine other markets in 2000 and sold 20 additional PCS licenses in 2001. Giving effect to these sales transactions, the Company has 42 PCS licenses representing approximately 17.0 million POPs. ALLTEL provides paging services in select markets to customers on both a facilities-based and resale basis. The Company operates wide-area computer-driven paging networks in Arkansas, Florida and Ohio. As of December 31, 2001, ALLTEL provided paging service to approximately 206,000 customers.

PRODUCT OFFERINGS AND PRICING

Wireless revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for custom calling and other enhanced service features. Wireless revenues comprised 48 percent of ALLTEL's total operating revenues from business segments in 2001, compared to 47 percent in 2000. Prices of wireless services are not regulated by the Federal Communications Commission ("FCC") or by state regulatory commissions.

ALLTEL seeks to stimulate additional usage, increase penetration and improve customer retention rates through product offerings and pricing strategies. The Company designs local, regional and national service plans to meet customer needs and to address prevailing market and competitive conditions. The Company's rate plans are designed to address the needs of customers from all market segments. These plans typically consist of a fixed monthly rate for network access, a package of airtime minutes included in the monthly rate and a per minute rate for airtime used in excess of the minutes included in the package. Customers who frequently use wireless service generally prefer rate plans with a fixed monthly rate, a large package of included minutes and a lower than average per minute airtime rate. Conversely, customers who use wireless service less frequently generally prefer a lower monthly fixed rate and a higher per minute airtime rate. ALLTEL provides custom calling features to enhance its product offering. These features include call waiting, call forwarding, three-way calling, no-answer transfer and voicemail.

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

The wireless industry has shifted to the use of one-rate pricing plans, which include roaming and long-distance at no extra charge for a specified number of minutes. In order to offer one-rate plans on a profitable basis, the Company has endeavored to negotiate lower roaming rates under its roaming agreements with other domestic wireless companies. These roaming agreements provide ALLTEL's customers with the capability to use their wireless telephones while traveling outside the Company's service territories. In conjunction with the agreements to exchange wireless assets, ALLTEL, Bell Atlantic and GTE also signed reciprocal roaming agreements. These agreements allow customers of each of the companies to roam on each other's networks across a footprint that covers approximately 95 percent of the U.S. population. As a result of these roaming agreements, in May 2000, ALLTEL began offering new rate plans to customers that provide national wireless coverage with no long-distance or roaming charges. While these national rate plans provide the Company the ability to compete effectively for the high volume, roaming customer, retail roaming revenues will continue to decline to the extent customers migrate to these national rate plans.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

PRODUCT OFFERINGS AND PRICING (continued)

Primarily as a result of decreased wholesale roaming rates and continued penetration into more competitive retail and non-traditional market segments, average revenue per customer per month decreased to $47.09 in 2001, compared to $49.40 in 2000 and $50.99 in 1999. The decreases in average revenue per customer per month attributable to decreased wholesale roaming rates and continued penetration into more competitive retail market segments were partially offset by the expansion of higher-yield local, regional and national calling plans.

Maintaining low customer churn rates is a primary goal of the Company, particularly as customer growth rates slow due to increased competition and higher penetration levels occur in the marketplace. The Company experienced an average monthly churn rate in its wireless service areas of 2.34 percent, 2.33 percent and 2.20 percent for the years ended December 31, 2001, 2000 and 1999, respectively. In addition to offering competitively-priced rate plans to customers, ALLTEL implemented several initiatives designed to improve customer retention. These initiatives included analyzing customer usage patterns over a six-month period and notifying the customer if a better rate plan was available, and migrating customers from analog to digital equipment through the use of equipment subsidies.

DISTRIBUTION AND MARKETING

ALLTEL utilizes four methods of distributing its wireless products and services in each of its markets: Company retail stores, Company retail kiosks, dealers and direct sales representatives. Using multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of ALLTEL's products and services and to reduce its reliance on any single distribution channel. Dealer and direct sales channels remain important components of the Company's overall distribution strategy, with the primary objective for all channels being to produce the best combination of lower customer acquisition costs and higher customer retention rates.

ALLTEL currently conducts its retail operations through nearly 1,000 locations strategically located in neighborhood retail centers and shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company's retail focus is to attract new customers through competitive service offerings and an efficient sales process. For ALLTEL, the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

ALLTEL also partners with large national retail stores to sell wireless products and services directly through its own kiosks. The Company utilizes retail sales representatives at kiosks in large retailers to take advantage of high traffic generated by the retailers, to reduce the cost of the sale, and to ensure customers receive proper training in the use of wireless equipment and services. Existing customers can purchase wireless telephone accessories, pay bills or inquire about ALLTEL's services and features while in retail stores or at kiosks. Through dedicated customer service at its retail stores and kiosks, the Company's goal is to build customer loyalty and increase the retention rate of new and existing customers.

The Company has entered into dealer agreements with electronics retailers and discounters in its markets. These local dealers may offer other wireless services like paging. In exchange for a commission payment, these dealers solicit customers for the Company's wireless service. The commission payment is subject to charge-back provisions if the customer fails to maintain service for a specified period of time. This arrangement increases store traffic and sales volume for the dealers and provides a valuable source of new customers for the Company. ALLTEL actively supports its dealers with regular training and promotional support.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

DISTRIBUTION AND MARKETING (continued)

ALLTEL's direct sales force focuses its efforts on business customers with high wireless telephone usage and multiple lines of service. This channel produces the lowest churn and highest revenue per customer compared with any other distribution channel.

COMPETITION

Currently, up to 10 wireless carriers (2 cellular, 6 PCS and 2 Enhanced Specialized Mobile Radio) may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers. PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology. During the past three years, PCS providers have begun operations within ALLTEL's wireless markets. The entry of multiple competitors within the Company's wireless markets has made it increasingly difficult to attract new customers and retain existing ones. ALLTEL has responded to this growing competitive environment by enhancing its networks, expanding its service areas, developing innovative rate plans and offering new products and services. ALLTEL capitalizes on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service.

TECHNOLOGY

As of December 31, 2001, approximately 80 percent of ALLTEL's wireless POPs were covered by digital network facilities, and approximately 70 percent of the Company's wireless customer base was covered by digital service plans. CDMA digital technology provides expanded channel capacity and the ability to offer advanced services and functionality. In addition, digital technology improves call quality, lengthens the battery life of wireless telephones and offers improved customer call privacy. ALLTEL continues to transition its remaining analog markets to CDMA digital technology. ALLTEL believes that its networks have sufficient capacity to handle new customer growth in the near term. The Company intends to meet any capacity requirements through frequency planning, network optimization and the deployment of additional network infrastructure. Through several strategic partnerships with other wireless data providers, the Company continues to invest in third generation wireless technologies in order to be among the first carriers to offer its customers access to high speed wireless data services.

REGULATION

The Company is subject to regulation by the FCC as a provider of wireless communications services. The FCC has rules governing the construction and operation of wireless communications systems and licensing and technical standards for the provision of wireless communications service. The FCC also regulates wireless service resale practices and the terms under which certain ancillary services may be provided through wireless facilities. The FCC has exercised its authority to refrain from rate regulation of wireless communications services, but retains its statutory authority to impose such regulation. The 1993 Omnibus Budget Reconciliation Act largely preempted state rate and entry regulation of wireless carriers, although the states are permitted to regulate the other terms and conditions of wireless services unrelated to either rates or market entry. The siting and construction of wireless facilities may also be subject to state and local zoning, land use and other regulation.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

REGULATION (continued)

The Telecommunications Act of 1996 (the "96 Act") provides wireless carriers numerous opportunities to provide an alternative to the telephony services provided by local exchange telephone companies and interexchange carriers. These opportunities include the ability to provide calling plans that integrate or bundle both local calling and long-distance service. Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers' networks and terminated on the wireless carriers' networks. Wireless carriers are characterized as telecommunications carriers under the 96 Act and are not subject to the interconnection, resale, unbundling and other obligations applicable to local exchange companies until such time as the FCC makes a finding that such treatment is warranted. The 96 Act also eliminated any requirement that wireless carriers provide subscribers with equal access to their long distance carrier of choice, although the FCC is empowered under the 96 Act to impose an equal access requirement on wireless carriers through rule making should market conditions so warrant.

The Company holds FCC authorizations for Cellular Radiotelephone Service ("CRS"), PCS, and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the "FCC Licenses"). FCC Licenses are originally issued for 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal application. The Company has routinely sought and been granted renewal of its FCC Licenses without contest as such licenses become due for renewal and anticipates that future renewals of its FCC Licenses will be granted. Significant changes in ownership or control of a FCC license require prior approval by the FCC, and interested parties are afforded the opportunity to file comments or formal petitions contesting the transaction. Minority interests in a FCC license may be transferred or assigned without prior FCC approval.

All of the Company's PCS licenses are for 10 MHz broadband PCS systems. PCS licenses are granted for 10-year terms and must meet certain network build-out requirements established by the FCC. In order to meet the FCC's build-out requirements, the Company must construct networks in each market with coverage to at least 1/4 of the population within five years after the initial grant of the license or, alternatively, make a showing of "substantial service" within that same five-year period. Failure to meet the FCC's requirements may result in revocation of the Company's PCS licenses. The Company expects that it will meet the FCC requirements for its PCS licenses by the April 2002 deadline.

Pursuant to a recent FCC decision, the limitation on the amount of licensed spectrum that a licensee may hold and the limitation on holding both cellular licenses in MSA markets will be eliminated in January of 2003. Current FCC rules prohibit a licensee from holding a combined attributable interest in broadband PCS, cellular and specialized mobile radio licenses totaling more than 55 MHz of spectrum in a geographic area. FCC rules also prohibit any single entity from either owning or having a substantial interest in both cellular licenses in the same market.

In accordance with FCC guidance, all Commercial Mobile Radio Services ("CMRS") providers must provide number portability in the nation's largest MSAs markets and comply with certain FCC performance criteria, including support for roaming customers, by November 24, 2002. Wireless service carriers must also provide 911 emergency service in a two-phased approach. In phase one, the carriers must provide service capabilities to determine station locations for originated calls. In phase two, wireless carriers must determine the location of a caller within fifty meters of an originated call. Implementation of the second phase requirements were set to begin by October 1, 2001, but due to technology unavailability, the Company requested a limited waiver of the requirements. The FCC has stated that no enforcement or other action will be taken against the Company or other carriers pending FCC action on waiver requests.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

REGULATION (continued)

Under FCC and Federal Aviation Administration regulations, wireless carriers must comply with certain regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, federal environmental regulations require carriers to comply with land use and radio frequency standards and requires that wireless facilities and handsets comply with radio frequency radiation guidelines.

WIRELINE OPERATIONS

The Company's wireline operations consist of subsidiaries that are incumbent local exchange carriers ("ILECs"), and, as such, provide local telephone service to more than 2.6 million customers primarily located in rural areas in 15 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services. Wireline revenues, which consist of local service, network access and long-distance and miscellaneous revenues, comprised 23 percent of ALLTEL's total operating revenues from business segments in both 2001 and 2000.

Local service operations provide lines from telephone exchange offices to customer premises for the origination and termination of telecommunications services including basic dial-tone service and dedicated private line facilities for the transport of data and video. ALLTEL also offers various enhanced service features including call waiting, call forwarding, three-way calling, no-answer transfer and voicemail.

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

LOCAL SERVICE - REGULATION

Prior to 1996, ALLTEL's wireline subsidiaries provided local telephone service under exclusive franchises granted by state regulatory commissions and subject to regulation by those regulatory commissions. These regulatory commissions have had primary jurisdiction over various matters including local and intrastate toll rates, quality of service, the issuance of securities, depreciation rates, the disposition of public utility property, the issuance of debt, and the accounting systems used by those subsidiaries. The FCC has historically had primary jurisdiction over the interstate toll and access rates of these companies and issues related to interstate telephone service.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

Except for its subsidiaries in Nebraska, Ohio and New York, the Company's local exchange subsidiaries are rural telephone companies, as defined under the 96 Act, and are exempt from certain of the foregoing obligations unless, in connection with a bona fide request, a state regulatory commission removes that exemption. Subsequent to such removal, the local exchange subsidiaries may still seek specific exemptions under the 96 Act as a company that serves less than two percent of the nation's access lines, where such interconnection obligations would otherwise cause undue economic burden or is technically infeasible.

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

In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court and rejected, as contrary to the 96 Act, the use of hypothetical network costs which the FCC had used in developing certain of its pricing rules. The FCC's pricing rules related to unbundled network elements, termination and transport were also vacated. The Eighth Circuit Court upheld its prior decision that ILECs' universal service subsidies should not be included in the costs of providing network elements. Finally, the Eighth Circuit Court also vacated the FCC's rules requiring that:  (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC. Pending disposition by the Supreme Court, the Eighth Circuit Court has stayed its earlier decision, which vacated the FCC's use of hypothetical network costs in the development of certain pricing rules applicable to ILECs.

In October 1999, the FCC adopted two orders, later appealed, involving universal service. In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs' forward-looking costs of providing telephone service. In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas. Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable, so that, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer. The new high-cost support mechanism should ensure that rates are reasonably comparable on average among states, while the states will continue to ensure that rates are reasonably comparable within their borders.

On May 23, 2001, the FCC adopted an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years. Among other provisions, the FCC's interim plan adopted a modified embedded cost mechanism while retaining an indexed cap on the fund. The high-cost loop support fund will be permitted to grow, based on annual changes in the Gross Domestic Product - Chained Price Index and the total number of working loops of rural carriers. This order also adopted three paths for the disaggregation and targeting of high-cost universal service support. At this time, ALLTEL cannot estimate the

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.

In July 2001, the U.S Tenth Circuit Court of Appeals reversed and remanded aspects of the FCC's order that dealt with a federal funding mechanism for non-rural ILECs to support universal service in high cost areas. The Court ruled that the FCC did not provide sufficient reasoning or record evidence to support its decision. Specifically, the FCC did not: 1) adequately define key terms, including "reasonably comparable" and "sufficient"; 2) did not justify setting the funding benchmark at 135 percent of the national average; 3) did not provide any inducements for the state mechanism that it concedes are necessary to implement universal service; and 4) did not explain how this funding mechanism will interact with other universal service programs.

In September 2001, the U.S. Fifth Circuit Court of Appeals remanded the provision of the FCC order that established a $650.0 million Universal Service Fund ("USF"). The Court questioned whether the funding level was appropriate to provide explicit support for poor and rural customers, stating that the FCC acted "arbitrarily and capriciously" in establishing the $650.0 million amount. The current USF amount will remain in effect pending a response from the FCC.

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

During 2001 and 2000, some of the Company's local exchange subsidiaries were subject to certain regulatory commission orders designed to reduce earnings levels. In Georgia, the Company agreed to reduce the funds it receives annually from the state's Universal Access fund by $11.7 million in 2000 and to reduce its intrastate access charges by $6.9 million per year effective July 1, 2000. The Company also agreed to issue $11.5 million in customer credits, reduce rates on certain local calling plans, and to assure Internet access and xDSL availability to certain customers. Additionally, effective June 30, 2001, the Company agreed not to pursue continuance of $16.0 million of existing Universal Access funds for its respective Georgia subsidiaries. Other orders did not materially affect the results of operations of the Company.

Certain states in which ALLTEL's local exchange subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its local exchange subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Pennsylvania and Texas. Operations in the states of Mississippi, Missouri, New York, Ohio, Oklahoma and South Carolina are subject to rate-of-return regulation. The Company continues to evaluate alternative regulation for other states where its local exchange subsidiaries are regulated under rate-of-return. The following summary sets forth a description of the alternative regulation plan for each of the states in which the Company has elected alternative regulation:

  ALLTEL's regulated Alabama wireline subsidiary has operated since 1996 under a Public Service Commission ("PSC") established alternative regulation plan. Under this plan, basic service rates have been capped. Non-basic service prices may be increased annually as long as the aggregate annual change is 10 percent or less. Access charges are also capped under this plan. The Alabama alternative regulation plan is presently being reviewed by the state PSC for possible modifications.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

  ALLTEL's regulated Arkansas wireline subsidiary has operated since 1997 under an alternative regulation plan established by statute. Under this plan, basic local rates and access rates may be adjusted annually by up to 75 percent of the annual change in the Gross Domestic Product-Price Index ("GDP-PI"). Other local rates may be changed without PSC approval and become effective upon the filing of revised tariffs.
  ALLTEL's regulated Florida wireline subsidiary operates under alternative regulation established by Florida statute. Under this plan, basic local rates may be increased once in any twelve-month period by an amount not to exceed the twelve month change in the GDP-PI less one percent. The Company may increase rates for non-basic services as long as the annual increase for any category does not exceed six percent in any twelve-month period. Non-basic rates can be increased by up to 20 percent annually in exchanges where another local provider is providing service. Intrastate access rates can be increased by the annual change in GDP-PI or three percent, whichever is less, only after access rates reach parity with the Company's interstate rates.
  ALLTEL's regulated Georgia wireline subsidiaries operate under an alternative regulation plan established by statute. Under this plan, basic local rates may be increased annually based on the annual change in GDP-PI. Other local rates may be increased by filing revised tariffs.
  ALLTEL's regulated Kentucky wireline subsidiary has operated under alternative regulation established by statute beginning in 1998. Under this plan, the subsidiary may adjust basic business and residential rates, zone charges and installation once during any 24 month period by an amount not to exceed the sum of the annual percentage change in GDP-PI for the immediately preceding two calendar years multiplied by the existing rate or charge to be adjusted subject to the following limitations: 1) basic business and residence rates may not exceed the average basic rates of the state's largest telephone utility, and 2) rates may not be increased by more than 20 percent. Access charges may not be adjusted if the change would result in intrastate access rates that exceed the company's interstate rates. Other local rates may be adjusted by filing tariffs.
  ALLTEL's regulated Nebraska operations are subject to alternative regulation established by statute. (Nebraska law exempts telecommunications companies from rate-of-return regulation.) In exchanges where competition exists, companies are required to file rate lists, which are effective after 10 days notice to the PSC. In exchanges where competition does not exist, companies file rate lists for all services except basic local with 10 days notice to the PSC and basic local rates may be increased after 90 days notice to affected subscribers. Basic local rate increases are reviewed by the PSC only if rates are increased more than 10 percent in twelve consecutive months or in response to a formal complaint signed by two percent of affected subscribers.
  ALLTEL's regulated North Carolina subsidiary has operated since 1998 under alternative regulation established by the State Utility Commission. Local rates are adjusted annually by the annual change in GDP-PI less two percent. Rate changes are effective upon 14 days notice.
  ALLTEL's regulated Pennsylvania subsidiary has operated under the Alternative Form of Regulation and Network Modernization Plan established by the Pennsylvania Public Utility Commission ("PUC"). Under the plan, rates of competitive services are not regulated, but the PUC retains authority over the quality of these services. Rate changes for noncompetitive services are restricted to the GDP-PI less two percent. Revenue neutral rate rebalancing is also permitted for noncompetitive services. Under the plan, the total amount of an increase in the basic rates cannot exceed $3.50 annually.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

  The Company has two operating subsidiaries in Texas. One subsidiary is subject to rate-of-return regulation. The other subsidiary is subject to alternative regulation established by statute and renewed its alternative regulation election on October 20, 2001, effective for an additional two-year period. All rates are capped for the duration of the plan.

COMPETITION

ALLTEL's local exchange subsidiaries have not experienced substantial competition in their service areas to date. As a result of the passage of the 96 Act, the Supreme Court's decision affirming FCC jurisdiction in the local competition arena, and state telecommunications reform legislation, the Company's local exchange subsidiaries should experience increased competition during the next several years. Sources of competition to ALLTEL's local exchange business include, but are not limited to, resellers of local exchange services, large end users installing their own networks, interexchange carriers, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, competitive access providers and other systems capable of completely or partially bypassing the Company's local telephone facilities. ALLTEL cannot predict the specific degree or effects of competition on its local exchange business, but is intent on taking advantage of the various opportunities that competition should provide. The Company is currently addressing potential competition by focusing on improved customer satisfaction, increasing efficiencies, restructuring rates and offering new products and services.

NETWORK ACCESS SERVICES - REGULATION

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

On October 11, 2001, the FCC adopted rate-of-return reform that implemented several MAG access reform proposals, modified or rejected others, and initiated a further round of rulemaking to consider other rate-of-return carrier issues. The order lowered access charges per minute, increased the subscriber line charge ("SLC") over time to bring it in line with SLCs adopted for price cap carriers and phased out carrier common line charges in favor of a new portable "Interstate Common Line Support" universal service mechanism, and retained the authorized 11.25 percent rate of return. The residential and single-line business SLC cap phase-in began on January 1, 2002, and may increase again on July 1, 2002 and on July 1, 2003, subject to a FCC review of SLC caps for price cap carriers. The Company does not expect that the order will have a material adverse effect on its consolidated financial results during 2002 and 2003.

On April 27, 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC has proposed a "bill and keep" compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way ALLTEL receives compensation from other carriers and its end users. At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireline revenues and expenses would be.

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

NETWORK ACCESS SERVICES - REGULATION (continued)

On May 22, 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap ILECs and a freeze of all allocation factors for rate-of-return ILECs. This order also gave rate-of-return ILECs a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors. The freeze will continue for five years, from July 1, 2001 through June 30, 2006, or until the FCC has completed comprehensive separations reform, whichever comes first. The frozen allocation factors and category relationships will be based on carriers' separations studies for calendar year 2000. ALLTEL opted not to freeze its allocation factors.

On June 14, 2001, the FCC, on its own motion, waived certain elements of its Part 69 access charge rules to allow non-price cap ILECs to include in their tariff filings an end-user charge to recover their universal service contributions. ALLTEL ILECs tariffed the surcharge in their annual interstate access tariff filing and began assessing the surcharge effective August 1, 2001.

To date, the Company's local exchange subsidiaries, except for the Nebraska operations, have elected to remain under rate base rate-of-return regulation with respect to interstate services. For companies remaining under rate-of-return regulation, the FCC authorizes a rate-of-return that local exchange companies may earn on interstate services they provide. The currently prescribed rate of return is 11.25 percent. The Nebraska operations, which were acquired in 1999, operate under price cap regulation pursuant to waivers granted by the FCC. On June 12, 2001, the FCC granted ALLTEL's request to extend the waiver to July 1, 2002. The Company's local exchange subsidiaries currently receive compensation from long-distance companies for intrastate, intraLATA services through access charges or toll settlements that are subject to state regulatory commission approval.

EMERGING BUSINESSES OPERATIONS

Revenues and sales from emerging businesses comprised 6 percent of ALLTEL's total operating revenues from business segments in 2001, compared to 5 percent in 2000, and primarily consist of the Company's long-distance and CLEC operations.

LONG-DISTANCE OPERATIONS

The Company began offering long-distance telecommunications services during 1996. Long-distance services are provided on both a facilities-based and resale basis by ALLTEL subsidiaries. ALLTEL provides long-distance service in all of the states in which local exchange service is provided. In addition, ALLTEL offers long-distance service outside its ILEC service areas. As of December 31, 2001, ALLTEL provided long-distance service to nearly 1.3 million customers. The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions. To meet the competitive demands of the long-distance industry, ALLTEL has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

EMERGING BUSINESSES OPERATIONS (continued)

CLEC OPERATIONS

ALLTEL has received approval to provide competitive local exchange service in 17 states. ALLTEL has negotiated interconnection agreements with the appropriate incumbent local exchange carriers in the states where it is currently offering CLEC service. ALLTEL has invested in state-of-the-art networks to provide services on both a facilities-based and resale basis. ALLTEL's strategy is to provide local service in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and Internet services. As of December 31, 2001, CLEC services were provided in 43 markets in 10 states. During January 2002, in evaluating its existing CLEC operations, the Company determined that a business model that relies on interconnection with other carriers has limited potential for profitably acquiring market share. Accordingly, on January 24, 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL's CLEC access lines. In the course of exiting these markets, ALLTEL will honor all existing customer contracts, licenses and other obligations and work to minimize the inconvenience to affected customers. This change should allow the remaining CLEC operations to generate positive cash flows in 2002.

On April 26, 2001 the FCC established a benchmark to govern the access charges imposed by CLECs. The FCC established a three year transition process to phase down these access prices to rates comparable to their ILEC competitors. Specifically, during the first year, CLEC access charges are capped at $.025 per minute, during the second year, the cap drops to $.018 per minute, and during the third year, the cap drops to $.012 per minute. After that transition, CLEC access charges will be capped at the rate charged by their ILEC competitors. The FCC also adopted an exception that would permit rural CLECs competing with non-rural ILECs to charge access rates above those charged by the ILEC in certain circumstances. The access charges assessed by ALLTEL's CLEC operations are currently below the first year cap, so this order has no immediate financial impact on ALLTEL's operations. ALLTEL's CLEC operations may be required to lower their rates in subsequent years.

INTERNET AND NETWORK MANAGEMENT OPERATIONS

Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services. Network management services are currently marketed to business customers in select areas. The Company's Internet access and network management services are ancillary service offerings and are not yet significant components of ALLTEL's communications operations.

INFORMATION SERVICES

The Company's information services subsidiary, ALLTEL Information Services, Inc. ("Information Services"),  provides a wide range of information processing services primarily to the financial services and telecommunications industries through information processing centers that it staffs, equips and operates. Information processing contracts are generally for a multi-year period. Information Services also develops and markets software worldwide to financial services and telecommunications companies operating their own information processing departments. Information Services revenues and sales comprised 17 percent of ALLTEL's total operating revenues from business segments in 2001 and 2000. The principal operating units of the Company's information services business consist of the Financial Services Division and the Telecommunications Division.

The Financial Services Division markets software and services that have been developed and improved continuously and are designed to fulfill substantially all of the retail and wholesale information processing and management information requirements of financial institutions. In addition, the Financial Services Division also provides data processing and related computer software and systems to financial institutions originating or servicing single family mortgage loans. This division's software products and processing services, combined

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

INFORMATION SERVICES (continued)

with its team of consultants, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers which would otherwise have to be assembled in-house by each customer. The Financial Services Division's on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

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

CUSTOMERS

The Financial Services Division's primary markets for its financial products and services are the nation's commercial banks and savings institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single family mortgage loans. These financial institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States. In total, more than 22 million mortgage loans representing over $2.3 trillion are processed using the Financial Services Division's software.

The Telecommunications Division's primary markets for its telecommunications products and services consist of telephone, cellular and PCS companies in the United States and Canada which serve more than 10,000 customers, or a market consisting of approximately 200 telecommunications companies.

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

EXAMINATION

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

ALLTEL Corporation

Form 10-K, Part I

Item 1. Business

INFORMATION SERVICES (continued)

EXAMINATION (continued)

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

PRODUCT DEVELOPMENT AND SUPPORT

In the past five years, Information Services has spent approximately $650.3 million ($197.0 million in 2001) on mainframe and client/server software design and development. Information Services has developed and continues to develop products that are utilized in a UNIX based environment, including the Telecommunications Division's Virtuoso II billing and customer care product. Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers. Information Services intends to continue to maintain, improve and expand the functions and capabilities of its software products over the next several years.

OTHER OPERATIONS

Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales from other operations comprised 6 percent of ALLTEL's total operating revenues from business segments in 2001, compared to 8 percent in 2000.

PRODUCT DISTRIBUTION

The Company's product distribution subsidiary, ALLTEL Communications Products, Inc. ("Communications Products"), is headquartered in Atlanta, Georgia, and operates six warehouses and twelve counter-sales showrooms across the United States. Communications Products is a major distributor of telecommunications equipment and materials. Communications Products supplies equipment to affiliated and non-affiliated communications companies, business systems suppliers, railroads, governments, and retail and industrial companies.

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

OTHER OPERATIONS (continued)

PRODUCT DISTRIBUTION (continued)

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

DIRECTORY PUBLISHING

ALLTEL Publishing Corporation ("ALLTEL Publishing") coordinates advertising, sales, printing, and distribution for 452 telephone directory contracts in 35 states. Under terms of an agreement with Verizon, ALLTEL Publishing provides all directory publishing services including contract management, production and marketing. As subcontractor, Verizon provides directory sales and printing services through a separate contract with ALLTEL Publishing.

INVESTMENTS

ECLIPSYS CORPORATION

During 2001, the Company completed the sale of its investment in Eclipsys Corporation, a publicly traded healthcare information technology company.

HUGHES ISPAT LIMITED

The Company owns equity securities representing approximately a 6.5 percent interest in Hughes Tele.com Limited ("HTCL"), a public company headquartered in Mumbai, India. HTCL provides communications services in the state of Maharashtra, India. Francis X. Frantz, Executive Vice President of ALLTEL, is a member of HTCL's Board of Directors. As of December 31, 2001, the fair market value of the HTCL equity securities based on quoted market prices was $15.0 million. HTCL is also a customer of the Company's information services subsidiary. In 2001, revenues earned by the Company in connection with its service agreement with HTCL were $6.0 million.

ALLTEL Corporation

Form 10-K, Part I

Item 2. Properties

The Company's properties do not provide a basis for description by character or location of principal units. All of the Company's property is considered to be in good working condition and suitable for its intended purposes. A summary of the Company's investment in property, plant and equipment segregated between the Company's regulated wireline operations and all other non-regulated business operations is presented below.

WIRELINE PROPERTY

The Company's wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone lines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 2001, was as follows:

(Millions)
Land	$ 20.7
Buildings and leasehold improvements	239.9
Central office equipment	2,168.4
Outside plant	3,332.9
Furniture, fixtures, vehicles and other	222.4
Total	$ 5,984.3

Certain properties of the wireline subsidiaries are pledged as collateral on $293.6 million of long-term debt.

OTHER PROPERTY

Other properties in service consist primarily of property, plant and equipment used in providing wireless communications services and information services. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment. Information services plant consists of data processing equipment, purchased software and capitalized internal use software costs. Properties of the product distribution and directory publishing operations mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories. The total investment by category for the non-wireline operations of the Company as of December 31, 2001, was as follows:

(Millions)
Land	$ 219.1
Buildings and leasehold improvements	811.5
Wireless plant and equipment	4,160.6
Data processing equipment and computer software	1,126.5
Furniture, fixtures, vehicles and other	395.9
Total	$ 6,713.6

Item 3. Legal Proceedings

The Company is party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of ALLTEL does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations or financial condition of the Company. To the knowledge of ALLTEL's management, no other material legal proceedings, either private or governmental, currently are contemplated or threatened.

ALLTEL Corporation

Form 10-K, Part II

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2001.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The outstanding shares of ALLTEL's Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT. The following table reflects the range of high, low and closing prices of ALLTEL's Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 2001 and 2000:

					Dividend
Year	Qtr.	High	Low	Close	Declared
2001	4th	$65.15	$56.90	$61.73	$.34
	3rd	$65.15	$54.57	$57.95	$.33
	2nd	$61.30	$50.01	$61.26	$.33
	1st	$68.69	$49.43	$52.46	$.33
2000	4th	$65.63	$50.50	$62.44	$.33
	3rd	$64.94	$47.75	$52.19	$.32
	2nd	$70.44	$59.06	$61.94	$.32
	1st	$82.38	$55.88	$63.06	$.32

As of February 25, 2002, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 256,759.

Item 6. Selected Financial Data

For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to page F-23 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages F-2 to F-20 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company's market risk disclosures, refer to pages F-18 and F-19 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages F-21, F-22 and F-24 to F-52 of the Financial Supplement, which is incorporated by reference herein.

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

ALLTEL Corporation

Form 10-K, Part III

Item 10. Directors and Executive Officers of the Registrant

For information pertaining to Directors of ALLTEL Corporation refer to "Election of Directors" in ALLTEL's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

Name	Age	Position
Joe T. Ford	64	Chairman and Chief Executive Officer
Scott T. Ford	39	President and Chief Operating Officer
Kevin L. Beebe	42	Group President - Communications
Michael T. Flynn	53	Group President - Communications
Jeffrey H. Fox	39	Group President - Information Services
Francis X. Frantz	48	Executive Vice President-External Affairs, General Counsel and Secretary
Jeffery R. Gardner	42	Senior Vice President - Chief Financial Officer
John S. Haley	46	Senior Vice President - Chief Technology Officer
Keith A. Kostuch	39	Senior Vice President - Strategic Planning
Frank A. O'Mara	41	Vice President - Human Resources
David A. Gatewood	44	Controller
Scott H. Settlemyer	33	Treasurer

There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Joe T. Ford will serve as ALLTEL's Chief Executive Officer until July 1, 2002, whereupon he will retire as Chief Executive Officer and thereafter continue to serve as Chairman of ALLTEL's Board of Directors. Joe T. Ford's son, Scott T. Ford, who is currently President and Chief Operating Officer, will become ALLTEL's President and Chief Executive Officer, effective July 1, 2002.

Except for Kevin L. Beebe, Jeffery R. Gardner, Keith A. Kostuch, Frank A. O'Mara, and Scott H. Settelmyer, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years. Prior to joining ALLTEL in October 1999, Mr. Kostuch served as Vice President and Director with The Boston Consulting Group, Inc. ("BCG"). In his role with BCG, Mr. Kostuch specialized in strategic and corporate development, including mergers and acquisitions. Prior to joining ALLTEL in 1997, Mr. O'Mara served as legal counsel for KIM Sports Management. Prior to joining ALLTEL in July 1998, Messrs. Beebe and Gardner were executive officers of 360. Mr. Beebe was Executive Vice President-Operations of 360 since February 1996. Mr. Beebe joined 360 in February 1994 as Vice President-Marketing and Administration, and in February 1995, he became Vice President-Operations. Mr. Gardner was Senior Vice President-Finance of 360 since July 1997. Mr. Gardner served as President of 360's Mid-Atlantic regional operations from February 1994 to June 1997. Prior to joining ALLTEL in May 1998, Mr. Settelmyer was a manager with the accounting firm of Arthur Andersen LLP in Chicago, Illinois.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to "Management Compensation" in ALLTEL's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information pertaining to beneficial ownership of ALLTEL securities, refer to "Security Ownership of Certain Beneficial Owners and Management" in ALLTEL's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

ALLTEL Corporation

Form 10-K, Part III

Item 13. Certain Relationships and Related Transactions

For information pertaining to Certain Relationships and Related Transactions, refer to "Certain Transactions" in ALLTEL's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Form 10-K, Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.	Financial Statements:
The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2001, included in the Financial Supplement, which is incorporated by reference herein:
Financial Supplement
Page Number
	Report of Independent Public Accountants	F-22
Consolidated Statements of Income -
	for the years ended December 31, 2001, 2000 and 1999	F-24
	Consolidated Balance Sheets - December 31, 2001 and 2000	F-25
Consolidated Statements of Cash Flows -
	for the years ended December 31, 2001, 2000 and 1999	F-26
Consolidated Statements of Shareholders' Equity -
	for the years ended December 31, 2001, 2000 and 1999	F-27
	Notes to Consolidated Financial Statements	F-28 to F-52

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Public Accountants	25
	Schedule II. Valuation and Qualifying Accounts	26

3.	Exhibits:
	"Exhibit Index"	27-31

(b) Reports on Form 8-K:

Current Report on Form 8-K dated October 31, 2001, reporting under Item 5, Other Events, the Company's Press Release announcing an agreement to purchase local telephone properties in Kentucky from Verizon Communications Inc.

No other reports on Form 8-K were filed during the fourth quarter of 2001.

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

        ALLTEL Corporation

                  Registrant

By /s/ Joe T. Ford
Joe T. Ford, Chairman and Chief Executive Officer	Date: March 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Jeffery R. Gardner
Jeffery R. Gardner, Senior Vice President -	Date: March 5, 2002
Chief Financial Officer
(Principal Financial Officer)

* Joe T. Ford, Chairman, Chief Executive Officer and Director

* Scott T. Ford, President, Chief Operating Officer and Director

By /s/ Jeffery R. Gardner
* (Jeffery R. Gardner,
*David A. Gatewood, Controller	Attorney-in-fact)
(Principal Accounting Officer)	Date: March 5, 2002

* John R. Belk, Director

* Dennis E. Foster, Director

* Lawrence L. Gellerstedt III, Director

* Charles H. Goodman, Director

* Emon A. Mahony, Jr., Director

* John P. McConnell, Director

* Josie C. Natori, Director

* Gregory W. Penske, Director

* Frank E. Reed, Director

* Fred W. Smith, Director

* Warren A. Stephens, Director

* Ronald Townsend, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

        ALLTEL Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in ALLTEL Corporation's Financial Supplement incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ARTHUR ANDERSEN  LLP

Little Rock, Arkansas,

January 21, 2002

ALLTEL CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

				Column C
Column A	Column B			Additions		Column D	Column E
	Per		Adjusted	Charged to	Charged		Balance at
	Previous	(A)	Beginning	Cost and	to Other	Deductions	End of
Description	Report	Adjustments	Balance	Expenses	Accounts	Describe	Period
Allowance for doubtful
accounts, customers
and others:
For the years ended:
December 31, 2001	$52.7	$ -	$52.7	$144.0	$ -	$144.5(B)	$52.2
December 31, 2000	$35.0	$10.4	$45.4	$113.1	$ -	$105.8(B)	$52.7
December 31, 1999	$30.2	$ -	$30.2	$ 97.6	$ -	$ 92.8(B)	$35.0

Valuation allowance for
deferred tax assets:
For the years ended:
December 31, 2001	$ 3.4	$ -	$ 3.4	$ 0.5	$ -	$ -	$ 3.9
December 31, 2000	$11.7	$ -	$11.7	$ -	$ -	$ 8.3(C)	$ 3.4
December 31, 1999	$15.3	$ -	$15.3	$ -	$ -	$ 3.6(C)	$11.7

Accrued liabilities related to
merger and integration
expenses and other charges:
For the years ended:
December 31, 2001	$16.5	$ -	$16.5	$92.2(D)	$ -	$ 91.6(E)	$17.1
December 31, 2000	$66.5	$ -	$66.5	$25.4(F)	$ -	$ 75.4(G)	$16.5
December 31, 1999	$91.3	$ -	$91.3	$90.5(H)	$ -	$ 115.3(I)	$66.5

  Notes:

  Reclassification of amounts for companies purchased in 2000.  See Note 3 on pages F-35 to F-36 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the companies purchased in 2000.
  Accounts charged off net of recoveries of amounts previously written off.
  Reduction in valuation allowance due to utilization of state net operating loss carryforwards.
  During 2001, the Company recorded integration expenses and other charges of $77.1 million incurred in connection with the restructuring of the Company's regional communications, information services, product distribution and corporate operations. The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million.
  Includes cash outlay of $45.0 million for expenses paid in 2001 and non-cash charges of $46.6 million consisting of write-downs in the carrying value of cell site equipment and other assets of $24.0 million, $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options.
  During 2000, the Company recorded integration expenses and other charges incurred it connection with the acquisition of wireless assets and with certain restructuring activities of the Company's information services business.
  Includes cash outlays of $73.8 million for expenses paid in 2000 and a non-cash charge of $1.6 million resulting from write-downs in the carrying value of capitalized leasehold improvements related to facilities abandoned by the Company.
  During 1999, the Company recorded merger and integration expenses and other charges related to its mergers with Aliant Communications Inc., Liberty Cellular, Inc., its affiliate KINI L.C., Advanced Information Resources, Limited and Southern Data Systems and with certain loss contingencies and other restructuring activities.
  Includes cash outlay of $105.6 million for expenses paid in 1999 and a non-cash charge of $9.7 million resulting from write-downs in the carrying value of certain in-process software development assets with no alternative future use or functionality and capitalized leasehold improvements related to leased facilities abandoned by the Company.
  See Note 9 on pages F-42 to F-44 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger and integration expenses and other charges recorded by the Company in 2001, 2000 and 1999.

EXHIBIT INDEX

Number and Name

(3)(a)	Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).	*
(a)(1)

Amendment No. 1 to Amended and Restated Certificate of Incorporation of ALLTEL

Corporation (incorporated herein by reference to Annex F of ALLTEL Corporation

Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).

*
(b)	Bylaws of ALLTEL Corporation (As amended as of January 29, 1998). (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1997).	*
(4)(a)

Rights Agreement dated as of January 30, l997, between ALLTEL Corporation and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated February 3, l997, filed with the Commission on February 4, l997).

*
(b)	The Company agrees to provide to the Commission, upon request, copies of any agreement defining rights of long-term debt holders.	--
(10)(a)

Amended and Restated Credit Agreement dated as of June 28, 2001, between ALLTEL

Corporation and Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A.,

KeyBank National Association, and Banc of America Securities LLC.

(a)
(b)(1)

Executive Compensation Agreement and amendments thereto by and between the Company and Joe T. Ford (incorporated herein by reference to Exhibit 10(b)

to Form 10-K for the fiscal year ended December 31, 1983).

*
(b)(2)

Modification to Executive Compensation Agreement by and between the Company and Joe T. Ford effective as of January 1, 1987 (incorporated herein by reference to Exhibit 10(b)(2) to Form 10-K for the fiscal year ended December 31, 1986).

*
(b)(3)

Modification to Executive Compensation Agreement by and between ALLTEL

Corporation and Joe T. Ford, effective as of January 1, 1991 (incorporated herein by reference to Exhibit 10 of ALLTEL Corporation Registration Statement

(File No. 33-44736) on Form S-4 dated December 23, 1991).

*
(b)(4)	Employment Agreement by and between ALLTEL Corporation and Joe T. Ford, effective as of July 26, 2001.	(a)
(c)(1)

Change in Control Agreement by and between the Company and Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6)

to Form 10-Q for the period ended June 30, 1996).

*
(c)(2)

Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(2)

to Form 10-K for the fiscal year ended December 31, 1998).

*

* Incorporated herein by reference as indicated.

a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(c)(3)

Change in Control Agreement by and between the Company and Michael T. Flynn effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(3)

to Form 10-K for the fiscal year ended December 31, 1998).

*
(c)(4)

Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of January 30, 1997 (incorporated herein by reference to Exhibit 10(c)(4)

to Form 10-K for the fiscal year ended December 31, 1998).

*
(c)(5)

Change in Control Agreement by and between the Company and Francis X. Frantz effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(4)

to Form 10-K for the fiscal year ended December 31, 1994).

*
(c)(6)

Change in Control Agreement by and between the Company and Jeffrey R. Gardner effective as of January 28, 1999 (incorporated herein by reference to Exhibit 10(c)(8)

to Form 10-K for the fiscal year ended December 31, 1998).

*
(c)(7)

Change in Control Agreement by and between the Company and David A. Gatewood effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(7)

to Form 10-K for the fiscal year ended December 31, 2000).

*
(c)(8)

Change in Control Agreement by and between the Company and John S. Haley effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(8)

to Form 10-K for the fiscal year ended December 31, 2000).

*
(c)(9)

Change in Control Agreement by and between the Company and Keith A. Kostuch effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(9)

to Form 10-K for the fiscal year ended December 31, 2000).

*
(c)(10)

Change in Control Agreement by and between the Company and Frank A. O'Mara effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(10)

to Form 10-K for the fiscal year ended December 31, 2000).

*
(d)(1)

Split-dollar Life Insurance Agreement by and between the Company and

Francis X. Frantz effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form 10-K for the fiscal year ended December 31, 1994).

*
(e)(1)	Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan.	(a)
(f)(1)	ALLTEL Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*
(f)(2)	ALLTEL Corporation 1998 Directors' Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).	*
(g)(1)	ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).	*

* Incorporated herein by reference as indicated.

(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(g)(2)	First Amendment to ALLTEL Corporation l991 Stock Option Plan (incorporated herein by reference to Exhibit 10(g)(3) to Form 10-K for the fiscal year ended December 31, 2000).	*
(g)(3)	ALLTEL Corporation l994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit A to Proxy Statement dated March 4, l994).	*
(g)(4)	First Amendment to ALLTEL Corporation l994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit (10)(g)(5) to Form 10-K for the fiscal year ended December 31, 2000).	*
(g)(5)	ALLTEL Corporation l994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, l994).	*
(g)(6)	First Amendment to ALLTEL Corporation l994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 1996).	*
(g)(7)

Second, Third and Fourth Amendments to ALLTEL Corporation l994 Stock

Option Plan for Nonemployee Directors (incorporated herein by reference to

Exhibit 10(g)(8) to Form 10-K for the fiscal year ended December 31, 2000).

*
(g)(8)	ALLTEL Corporation l998 Equity Incentive Plan (incorporated herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*
(g)(9)	First and Second Amendments to ALLTEL Corporation l998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(g)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*
(g)(10)	ALLTEL Corporation 2001 Equity Incentive (incorporated herein by reference to Appendix C to Proxy Statement dated March 5, 2001).	*
(h)(1)

Amended and Restated 360 Communications Company 1996 Equity Incentive Plan

(incorporated herein by reference to Form S-8 (File No. 333-88923) of ALLTEL

Corporation filed with the Commission on October 13, 1999).

*
(h)(2)

Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan

(incorporated herein by reference to Form S-8 (File No. 333-88907) of ALLTEL

Corporation filed with the Commission on October 13, 1999).

*
(i)	ALLTEL Corporation Performance Incentive Compensation Plan as amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).	*
(i)(1)

Amendment No. 1 to ALLTEL Corporation Performance Incentive Compensation

Plan effective January 29, 1998, (incorporated herein by reference to Exhibit 10(i)(1)

to Form 10-K for the fiscal year ended December 31, 1997).

*

* Incorporated herein by reference as indicated.

(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(j)	ALLTEL Corporation Long-Term Performance Incentive Compensation Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).	*
(j)(1)

Amendment No. 1 to ALLTEL Corporation Long-Term Performance Incentive

Compensation Plan as amended and restated effective January 1, 1993,

(incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to

Form 10-K for the fiscal year ended December 31, 1993).

*
(j)(2)

Amendment No. 2 to ALLTEL Corporation Long-Term Performance Incentive

Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998,

(incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended December 31, 1997).

*
(k)	ALLTEL Corporation Pension Plan (January 1, 2001 Restatement)	(a)
(l)	ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1994).	*
(l)(1)	Amendments No. 1 and 2 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(1) to Form 10-Q for the period ended June 30, 1995).	*
(l)(2)

Amendments No. 3 and 4 to ALLTEL Corporation Profit-Sharing Plan

(January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(2)

to Form 10-K for the fiscal year ended December 31, 1995).

*
(l)(3)	Amendment No. 5 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(3) to Form 10-Q for the period ended September 30, 1996).	*
(l)(4)	Amendment No. 6 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(4) to Form 10-Q for the period ended March 31, 1997).	*
(l)(5)	Amendment No. 7 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(5) to Form 10-K for the fiscal year ended December 31, 1997).	*
(l)(6)	Amendment No. 8 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(6) to Form 10-Q for the period ended March 31, 1998).	*
(l)(7)

Amendments No. 9 and 10 to ALLTEL Corporation Profit-Sharing Plan

(January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(7)

to Form 10-K for the fiscal year ended December 31, 1998).

*

* Incorporated herein by reference as indicated.

(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(l)(8)	Amendment No. 11 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(8) to Form 10-Q for the period ended June 30, 1999).	*
(l)(9)	Amendment No. 12 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(9) to Form 10-Q for the period ended September 30, 1999).	*
(l)(10)

Amendment No. 13 to ALLTEL Corporation Profit-Sharing Plan

(January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(l)(10)

to Form 10-K for the fiscal year ended December 31, 1999).

*
(l)(11)

Amendment No. 14 to ALLTEL Corporation Profit-Sharing Plan

(January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(1)(11)

to Form 10-K for the fiscal year ended December 31, 2000).

*
(l)(12)	Amendment No. 15 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement) (incorporated herein by reference to Exhibit 10(1)(12) to Form 10-Q for the fiscal year ended March 31, 2001).	*
(l)(13)	Amendment No. 16 to ALLTEL Corporation Profit-Sharing Plan (January 1, 1994 Restatement).	(a)
(m)	ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*
(n)	Amended and Restated ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*
(n)(1)	First Amendment to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan.	(a)
(o)	ALLTEL Corporation 401(k) Plan (formerly the ALLTEL Corporation Thrift Plan) (January 1, 2001 Restatement)	(a)
(11)	Statement Re: Computation of per share earnings.	(a)
(21)	Subsidiaries of ALLTEL Corporation.	(a)
(23)	Consent of Arthur Andersen LLP.	(a)
(24)	Powers of attorney.	(a)
(99)(a)	Annual report on Form 11-K for the ALLTEL Corporation 401(k) Plan for the year ended December 31, 2001, will be filed by amendment.	--

* Incorporated herein by reference as indicated.

(a) Filed herewith.

ALLTEL CORPORATION

FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

ALLTEL CORPORATION

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

Management's Discussion and Analysis of Financial Condition
and Results of Operations	F-2 - F-20

Report of Management	F-21

Report of Independent Public Accountants	F-22

Selected Financial Data	F-23

Annual Financial Statements:

Consolidated Statements of Income
for the years ended December 31, 2001, 2000 and 1999	F-24

Consolidated Balance Sheets
as of December 31, 2001 and 2000	F-25

Consolidated Statements of Cash Flows
for the years ended December 31, 2001, 2000 and 1999	F-26

Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2001, 2000 and 1999	F-27

Notes to Consolidated Financial Statements	F-28 - F-52

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2001, ALLTEL Corporation ("ALLTEL" or the "Company") achieved solid financial results reflecting continued demand for the Company's communication services and the successful integration of wireless properties acquired in 2000, as further discussed below. The Company continued to expand its core communications business during 2001, as evidenced by ALLTEL's announcement on October 31, 2001, of an agreement to purchase approximately 600,000 wireline access lines in Kentucky from Verizon Communications Inc. ("Verizon") for approximately $1.9 billion in cash. This transaction, which is expected to be completed in the third quarter of 2002, will increase the number of communications customers served by ALLTEL to more than 11.0 million. The Company expects to finance the transaction through a combination of commercial paper borrowings, issuance of long-term debt or the issuance of equity or equity-related securities. (See Note 17 to the consolidated financial statements for additional information regarding this pending acquisition.)

During 2001, the Company also continued its focus on controlling costs by restructuring its regional communications, information services, product distribution and corporate operations. ALLTEL enhanced its strong financial position by monetizing non-strategic assets, including the sale of 20 Personal Communications Services ("PCS") licenses to Verizon Wireless for $410.1 million in cash and the leasing of 1,748 cell site towers to American Tower Corporation for $524.4 million in cash paid in advance at the inception of the lease.

ACQUISITIONS

On October 3, 2000, ALLTEL purchased wireless properties in Louisiana from SBC Communications, Inc. ("SBC"). ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers. The accompanying consolidated financial statements include the accounts and results of operations of these acquired wireless properties from the date of acquisition. During the fourth quarter of 2001, the Company completed the final purchase price allocation related to this acquisition and assigned the $250.3 million excess of the aggregate purchase price over the fair market value of the tangible net assets acquired to customer lists ($27.0 million), cellular licenses ($61.0 million) and goodwill ($162.3 million).

During 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") exchanged wireless properties in 13 states. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the exchange of wireless assets, ALLTEL paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain minority investments in unconsolidated wireless properties, representing approximately 2.6 million potential customers ("POPs"). In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets, representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets, representing 6.9 million POPs and approximately 778,000 customers. ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition. During the second quarter of 2001, the Company completed the final purchase price allocation related to these acquisitions and assigned the $1,749.7 million excess of the aggregate purchase price over the fair market value of the tangible net assets acquired to customer lists ($185.0 million), cellular licenses ($448.0 million) and goodwill ($1,116.7 million).

Amortization of the customer lists, cellular licenses and goodwill recorded in connection with the SBC, Bell Atlantic and GTE acquisitions is being recorded on a straight-line basis over 6, 40 and 25 years, respectively. (See Notes 1 and 3 to the consolidated financial statements for a discussion of new accounting rules effective in 2002 related to the amortization of goodwill and other intangible assets and for additional information regarding these acquisitions.)

CONSOLIDATED RESULTS OF OPERATIONS

(Millions, except per share amounts)

	2001	2000	1999
Revenues and sales	$7,598.9	$7,253.9	$6,582.6
Operating income	$1,664.7	$1,667.5	$1,525.1
Net income	$1,067.0	$1,928.8	$ 783.6
Basic earnings per share	$3.42	$6.13	$2.50
Diluted earnings per share	$3.40	$6.08	$2.47

Revenues and sales increased $345.0 million or 5 percent in 2001 and $671.3 million or 10 percent in 2000. Operating income decreased $2.8 million or less than 1 percent in 2001 and increased $142.4 million or 9 percent in 2000. Net income decreased $861.8 million or 45 percent in 2001 and increased $1,145.2 million or 146 percent in 2000. Basic and diluted earnings per share both decreased 44 percent in 2001 and increased 145 percent and 146 percent, respectively in 2000.

Reported operating income, net income and earnings per share for all three years included the effects of various special charges and unusual items. As further discussed below, the special charges and unusual items include merger and integration expenses, restructuring and other charges and gains realized from the exchange or sale of assets. Excluding the effects of the special charges and unusual items in each year, operating income would have increased $52.5 million or 3 percent in 2001 and $88.8 million or 5 percent in 2000 and net income would have increased $26.5 million or 3 percent in 2001 and $40.6 million or 5 percent in 2000. When excluding the effects of the special charges and unusual items in each year, basic and diluted earnings per share both would have increased 4 percent in 2001 and increased 4 percent and 5 percent, respectively in 2000.

Operating results for 2001 reflected additional goodwill and other intangible assets amortization of approximately $44.0 million related to the acquisitions of wireless assets previously discussed and a decrease in pension income of $25.7 million over 2000, reflecting special termination benefits incurred in connection with an early retirement program offered by the Company, as further discussed in Note 9 to the consolidated financial statements, and lower investment returns on pension plan assets. Conversely, operating results for 2000 included an increase in pension income of $15.1 million over 1999, reflecting strong investment returns on pension plan assets and a $4.1 million effect of a change in accounting for certain actuarial gains and losses, as further discussed in Note 7 to the consolidated financial statements. Operating results for 2000 were also adversely affected by additional goodwill and other intangible assets amortization of $33.7 million related to the acquisitions of wireless assets previously discussed.

Operating income, net income and earnings per share, adjusted for the non-extraordinary, special charges and unusual items, are summarized in the following tables:

(Millions, except per share amounts)

	2001	2000	1999
Operating income, as reported	$1,664.7	$1,667.5	$1,525.1
Special charges and unusual items:
Litigation settlement	-	11.5	-
Merger and integration expenses and other charges	92.2	25.4	90.5
Operating income, as adjusted	$1,756.9	$1,704.4	$1,615.6
Net income, as reported	$1,067.0	$1,928.8	$ 783.6
Special charges and unusual items, net of tax:
Cumulative effect of accounting change	(19.5)	36.6	-
Litigation settlement	-	7.0	-
Merger and integration expenses and other charges	54.8	15.0	66.1
Gain on disposal of assets	(214.4)	(1,133.5)	(27.2)
Write-down of investment	-	9.2	-
Termination fees on early retirement of long-term debt	1.7	-	-
Net income, as adjusted	$ 889.6	$ 863.1	$ 822.5
	Basic			Diluted
	2001	2000	1999	2001	2000	1999
Earnings per share, as reported	$3.42	$6.13	$2.50	$3.40	$6.08	$2.47
Special charges and unusual items, net of tax:
Cumulative effect of accounting change	(.06)	.12	-	(.06)	.12	-
Litigation settlement	-	.02	-	-	.02	-
Merger and integration expenses and other charges	.18	.05	.21	.17	.04	.20
Gain on disposal of assets	(.69)	(3.61)	(.08)	(.68)	(3.57)	(.08)
Write-down of investment	-	.03	-	-	.03	-
Termination fees on early retirement
of long-term debt	.01	-	-	.01	-	-
Earnings per share, as adjusted	$2.86	$2.74	$2.63	$2.84	$2.72	$2.59

The operating income, net income and earnings per share impact of the asset dispositions and the special charges and unusual items have been presented as supplemental information only. The special charges and unusual items reflected in the above tables are discussed below in reference to the caption in the consolidated statements of income in which they are reported.

Cumulative Effect of Accounting Change

During the second quarter of 2001, ALLTEL changed the method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the "ALLTEL Plan"), a defined benefit pension plan covering substantially all employees working in the Company's communications and corporate operations. The change in accounting was completed in conjunction with the Company's decision to conform future benefits earned under the subsidiary's plan with the ALLTEL Plan, effective June 1, 2001. The change in accounting, retroactive to January 1, 2001, affected both the computation and amortization of unrecognized actuarial gains and losses for purposes of computing annual pension cost related to the subsidiary's pension plan. The change included modifying the method by which the market-related value of plan assets was determined from a calculated five-year average to actual fair value. In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets will be amortized on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5% corridor will be amortized over the average remaining service life of active plan participants (approximately 13 years). Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and achieve consistency with the ALLTEL Plan. The effect of these changes in 2001 was to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million.

Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform ALLTEL's revenue recognition policies to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Prior to January 1, 2000, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. With the change in accounting, the Company recognizes wireless access revenues over the period in which the corresponding services are provided. Because ALLTEL bills its customers on a cycle basis throughout the month, this accounting change resulted in the continuous deferral of approximately 15 days of wireless access revenue. In addition, ALLTEL previously recognized when billed certain fees assessed to communications customers to activate service. With the change in accounting, the Company now recognizes these fees over the expected life of the customer. These changes in revenue recognition decreased income before cumulative effect of accounting change by $4.6 million or $.01 per share in 2000. (See Note 2 to the consolidated financial statements for additional information regarding these changes in accounting principles).

Litigation Settlement

As reported in Note 13 to the consolidated financial statements, on September 19, 2000, ALLTEL and the Georgia Public Service Commission (the "Georgia PSC") reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL agreed to issue a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits were issued to business and residential customers during the fourth quarter of 2000 and totaled $11.5 million. The Company recorded the credits as a reduction in wireline operating revenues. The one-time customer credits were in addition to other commitments agreed to by ALLTEL under an earlier version of the settlement agreement signed on April 11, 2000. As part of the earlier agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates prospectively. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions totaled approximately $11.7 million in 2000 and $26.0 million in 2001.

Merger and Integration Expenses and Other Charges

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, ALLTEL recorded restructuring charges during each of the four quarters of 2001. During the third and fourth quarters of 2001, the Company also recorded write-downs in the carrying value of certain cell site equipment to fair value. The write-downs in cell site equipment resulted from the Company's exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001.

A summary of the restructuring and other charges recorded in 2001 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$54.9	$1.6	$ 5.5	$ 0.1	$62.1
Lease termination costs	5.2	0.5	0.4	-	6.1
Write-down of software development costs	8.9	-	-	-	8.9
Write-down of cell site equipment	-	-	9.5	5.6	15.1
Total restructuring charge	$69.0	$2.1	$15.4	$ 5.7	$92.2
Number of employees terminated	1,247	170	216	11	1,644
Number of lease sites terminated	48	10	2	3	63

As indicated in the table above, the restructuring charges consisted of $62.1 million in severance and employee benefit costs related to planned workforce reductions, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges were non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and post-retirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and post-retirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in December 2001 and resulted in the elimination of 1,644 employees, including the employees who accepted the early retirement incentive. The work force reductions occurred primarily in operations management, engineering, sales and the corporate support functions. As of December 31, 2001, the Company had paid $37.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease termination costs recorded in 2001 included $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 63 operating locations that the Company abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, markets IBM's Corebank software, a real time, continuous banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, ALLTEL ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

During the fourth quarter of 2000, in connection with the purchase of wireless assets from SBC, the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. Also during the fourth quarter of 2000, as a result of completing the restructuring of its wireline operations initiated in September 1999, the Company recorded a $1.1 million reduction in the liabilities associated with this restructuring plan. The adjustment reflected differences between estimated and actual severance costs paid and a slight reduction to 242 in the number of employees to be terminated under the plan.

In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The total charge recorded by the Company in the third quarter of 2000 was $9.2 million and consisted of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter of 2000, the Company recorded a charge of $8.8 million, consisting of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. During 2000, the Company paid $5.3 million in severance and employee-related expenses and completed all of the planned employee reductions.

During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the Company's wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the 1999 acquisitions of Aliant Communications Inc. ("Aliant") and Liberty Cellular, Inc. ("Liberty"). The adjustment to the wireline restructuring plan reflected a reduction to 248 in the expected number of employees to be terminated under the plan, while the adjustments to the Aliant and Liberty merger and integration plans reflected differences between actual and estimated severance costs paid. During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflected a decrease in severance and employee benefit costs to be paid as a result of reducing to 132 the expected number of Aliant employees to be terminated under the plan.

In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The lease termination costs represented the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company abandoned, net of anticipated sublease income. As of December 31, 2001, the Company had paid all of the severance and employee-related expenses and completed all of the scheduled employee reductions.

During 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, Advanced Information Resources, Ltd. ("AIR") and Southern Data Systems ("Southern Data") and with certain loss contingencies and other restructuring activities. The merger and integration expenses totaled $73.4 million and consisted of professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that had no future alternative use or functionality. The other integration costs also included branding and signage costs of $4.1 million and other expenses of $2.2 million incurred in the third quarter of 1999. The lease termination costs consisted of a cancellation fee of $7.3 million to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998, a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations. As part of its integration plan, ALLTEL will convert both the Aliant and Liberty operations to its own internal billing system. Conversion of the Liberty operations was completed in 1999, while conversion of the Aliant operations began in the first quarter of 2001. Through December 31, 2001, the Company had paid $2.4 million of the termination fee with the remainder due in installments upon completion of the conversion of the Aliant operations to ALLTEL's billing system expected to be completed in 2002. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, ALLTEL and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million was recorded in 1998. Through December 31, 2001, the Company had paid $50.0 million of the termination fee with the final $5.0 million payment in January 2002. As previously discussed, in the second and third quarters of 2000, the Company reduced the accrued liabilities related to the Aliant and Liberty mergers by $2.5 million. As of December 31, 2001, the Company had paid $11.8 million in severance and employee-related expenses, and all of the employee reductions had been completed.

Also during 1999, the Company recorded a restructuring charge of $17.1 million consisting of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The original restructuring plan provided for the termination of 308 employees in the Company's wireline operations support functions. As previously discussed, in the third and fourth quarters of 2000, the Company reduced the number of employees to be terminated to 242 and decreased the related liability by $2.1 million. The lease termination costs represented the minimum estimated contractual commitments over the next one to four years for leased facilities that the Company abandoned. During 2000, the Company completed the employee reductions and paid $8.7 million in severance and employee-related expenses.

As of December 31, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities was $17.1 million, consisting of contract termination fees of $7.8 million, severance and employee-related expenses of $4.5 million and lease cancellation and termination costs of $4.8 million. Cash outlays for the remaining contract termination fees, employee-related expenses and lease termination costs will be disbursed over the ensuing 12 to 48 months. Funding for the remaining unpaid merger and integration and restructuring liability will be internally financed from operating cash flows. As a result of its restructuring efforts, ALLTEL realized cost savings through a reduction in employee salaries and other benefit costs of approximately $63.0 million in 2001. (See Note 9 to the consolidated financial statements for additional information regarding the merger and integration expenses and other charges.)

Gain on Disposal of Assets and Other

In 2001, the Company recorded pretax gains of $347.8 million from the sale of 20 PCS licenses to Verizon Wireless. In addition, the Company recorded a pretax gain of $9.5 million upon the dissolution of a partnership with BellSouth Mobility, Inc. ("BellSouth"), involving wireless properties in four states. Upon dissolution, the partnership's assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. The Company also recorded pretax gains of $3.2 million from the sale of certain investments. In addition, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt.

During 2000, the Company recorded pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic and GTE. The Company also recorded pretax gains of $36.0 million from the sale of its PCS operations in Birmingham and Mobile, Ala. and nine other PCS licenses, including the license covering the Pensacola, Fla. market. The sales of the Mobile, Ala. and Pensacola, Fla. PCS assets were necessary in order for ALLTEL to meet the U.S. Department of Justice guidelines regarding the overlap of wireless properties so that the Company could complete the wireless asset exchanges with Bell Atlantic and GTE. The Company also recorded pretax gains totaling $562.0 million from the sale of equity securities, including ALLTEL's remaining investment in WorldCom, Inc. ("WorldCom") common stock. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions and APEX's bankruptcy filing.

In 1999, ALLTEL recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom common stock. (See Note 10 to the consolidated financial statements for additional information regarding these special charges and unusual items.)

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

In 2001, the Company changed the reporting presentation for wireless equipment sales to a gross basis. Previously, the Company netted equipment sales against charges incurred to acquire new or retain existing customers and included the net amount in cost of products sold or operations expense. Prior period revenue and expense information has been reclassified to conform to the new reporting presentation. This change does not affect previously reported operating income or net income of the Company.

ALLTEL also changed its business segment reporting presentation in 2001. As a result of this change, the Company's wireless segment now consists of both its cellular and PCS operations. Previously, the PCS operations were included in the Company's emerging businesses segment. Following this change, ALLTEL's emerging businesses segment consisted of its long-distance and network management services and its competitive local access ("CLEC") and Internet access operations.

Communications-Wireless Operations
(Dollars in millions, customers in thousands)	2001	2000	1999
Revenues and sales:
Service revenues	$3,639.8	$3,349.6	$2,912.3
Product sales	192.2	187.0	121.3
Total revenues and sales	3,832.0	3,536.6	3,033.6
Costs and expenses:
Operations	1,973.5	1,909.6	1,617.3
Cost of products sold	467.1	322.9	208.3
Depreciation and amortization	572.8	443.9	359.8
Total costs and expenses	3,013.4	2,676.4	2,185.4
Operating income	$ 818.6	$ 860.2	$ 848.2
Total customers	6,683.0	6,241.6	5,018.6
Gross customer additions	2,297.6	2,906.6	1,892.6
Net customer additions	441.4	1,223.0	566.6
Market penetration rate	13.5%	12.6%	12.8%
Churn	2.34%	2.33%	2.20%
Average revenue per customer per month	$47.09	$49.40	$50.99
Cost to acquire a new customer	$302	$307	$309

Excluding the effect of acquisitions, ALLTEL added nearly 2.3 million gross customers in 2001, compared to 2.1 million gross customers in 2000 and 1.7 million in 1999. As a result of this increase in gross customer additions, the total number of wireless customers served by ALLTEL increased 7 percent during 2001, compared to an annual growth rate in customers of 24 percent in 2000. As previously noted, during 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic and GTE and purchased wireless properties in Louisiana. These transactions accounted for 779,000 of the overall increase in wireless customers that occurred during 2000. The level of customer growth during 2002 will be dependent upon the Company's ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market. Economic factors, including weakening customer demand and consumer credit, affected the wireless industry in the fourth quarter of 2001 and are expected to continue during 2002. The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phones to existing customers and making strategic acquisitions. In 2002, managing the growth of a value-creating customer base will likely result in slower customer growth rates than ALLTEL experienced in 2001.

As a result of customer growth, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased nearly one percent during 2001. ALLTEL's market penetration rate decreased slightly in 2000, due to lower penetration levels in the markets acquired from Bell Atlantic, GTE and SBC. The Company continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). In addition to offering competitively-priced rate plans to customers, ALLTEL implemented several initiatives designed to improve customer retention. These initiatives included analyzing customer usage patterns over a six-month period and notifying the customer if a better rate plan was available and migrating customers from analog to digital equipment through the use of equipment subsidies in order to provide enhanced service offerings to customers. As a result of these efforts, customer churn during 2001 remained consistent with 2000 despite heightened competition and declining economic conditions.

Wireless revenues and sales increased $295.4 million or 8 percent in 2001 and $503.0 million or 17 percent in 2000. Service revenues increased $290.2 million or 9 percent and $437.3 million or 15 percent in 2001 and 2000, respectively. The increases in wireless service revenues in both years primarily resulted from growth in ALLTEL's customer base. The acquisition of wireless properties in Louisiana and the exchange of wireless properties with Bell Atlantic and GTE accounted for approximately $248.9 million and $241.4 million of the overall increases in wireless service revenues in 2001 and 2000, respectively. Revenues from enhanced services increased $33.2 million and $19.8 million in 2001 and 2000, respectively, reflecting increased demand for these services and the effect of acquisitions. Service revenue growth in 2001 and 2000 attributable to customer growth, acquisitions and additional revenues earned from enhanced services were partially offset by declines in retail roaming revenues reflecting the expansion of local, regional and national calling areas and a decrease in wholesale roaming rates. The decreases in average revenue per customer per month in 2001 and 2000 reflected the effects of the local, regional and national calling plans, decreased wholesale roaming rates and continued penetration into more competitive retail and non-traditional market segments. Service revenue growth during 2002 will depend upon ALLTEL's ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling additional enhanced services. Product sales revenues increased $5.2 million or 3 percent and $65.7 million or 54 percent in 2001 and 2000, respectively. The increase in product sales in 2001 reflected the growth in gross customer additions, partially offset by lower retail prices resulting from increased competition. Product sales increased in 2000 primarily due to the growth in gross customer activations and the selling of higher-priced digital phones.

Operating income decreased $41.6 million or 5 percent in 2001 and increased $12.0 million or 1 percent in 2000, as growth in operating revenues were offset by increases in costs and expenses. Operations expense increased $63.9 million in 2001 and $292.3 million in 2000. Network-related expenses accounted for $22.2 million and $147.7 million of the overall increases in operations expense in 2001 and 2000, respectively, and primarily resulted from increased network traffic due to customer growth and expansion of calling areas. Selling and marketing expenses increased $2.9 million in 2001, reflecting increased advertising costs of $42.5 million, partially offset by lower commission costs. Selling and marketing expenses increased $64.1 million in 2000, consistent with the overall growth in revenues and sales and the roll-out of new rate plans. Operations expense for 2001 also reflected increased bad debt expense of $34.6 million, primarily due to the overall decline in economic conditions and weakening consumer credit. The increase in operations expense in 2001 attributable to increased network-related costs, advertising and bad debt expense was partially offset by decreased commission costs of $34.1 million, primarily reflecting a shift in the Company's distribution mix, as further discussed below. Cost of products sold increased $144.2 million in 2001 and $114.6 million in 2000 consistent with the growth in gross customer activations, the selling of higher-priced digital phones and the Company's continuing efforts to migrate customers from analog to digital equipment. Depreciation and amortization expense reflected additional amortization of goodwill and other intangible assets of $43.9 million in 2001 and $34.6 million in 2000, associated with the acquisitions of wireless assets previously discussed. Depreciation expense also increased $85.0 million in 2001 and $49.5 million in 2000, primarily due to growth in wireless plant in service.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The decrease in customer acquisition costs in 2001 primarily resulted from lower commissions expense due to a shift in the Company's distribution mix, as noted above, as proportionately higher sales volumes were generated from ALLTEL's internal sales distribution channels. The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. During 2001, approximately 80 percent of the gross customer additions came through ALLTEL's internal distribution channels. In addition, commissions paid to outside agents also decreased in 2001, reflecting a shift in the mix of the Company's external distribution channels from national to local dealers. While ALLTEL intends to manage the costs of acquiring new customers during 2002 by continuing to expand and enhance its internal distribution channels, the Company will also continue to utilize its large dealer network. The decreases in cost to acquire a new customer in 2001 attributable to lower commission costs were partially offset by increased advertising costs attributable to a nationwide branding campaign and other promotional activities. In addition, margins earned from the sale of digital handsets and other accessories declined driven by lower retail prices, reflecting very competitive market conditions. The decrease in cost to acquire a new wireless customer in 2000 primarily reflected a reduction in sales commissions paid to national dealers due to proportionately lower sales generated from these external distribution channels.

Regulatory Matters-Wireless Operations

The Company is subject to regulation by the Federal Communications Commission ("FCC") as a provider of wireless communications services. The Telecommunications Act of 1996 (the "96 Act") provides wireless carriers numerous opportunities to provide an alternative to the long distance and local exchange services provided by local exchange telephone companies and interexchange carriers. Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers' networks and terminated on the wireless carriers' networks.

In accordance with FCC guidance, all Commercial Mobile Radio Services ("CMRS") providers must provide number portability in the nation's largest Metropolitan Statistical Area markets and comply with certain FCC performance criteria, including support for roaming customers, by November 24, 2002. In addition, wireless service carriers must also provide 911 emergency service in a two-phased approach. In phase one, the carriers must provide service capabilities to determine station locations for originated calls. In phase two, wireless carriers must determine the location of a caller within fifty meters of an originated call. The second phase requirements were set to begin by October 1, 2001, but, due to technology unavailability, the Company requested a limited waiver of these requirements. The FCC has stated that no enforcement or other action will be taken against the Company or other carriers pending FCC action on the waiver requests.

Communications-Wireline Operations
(Millions, except access lines in thousands)	2001	2000	1999
Revenues and sales:
Local service	$ 862.3	$ 809.7	$ 770.2
Network access and long-distance	824.1	818.5	779.0
Miscellaneous	126.9	117.8	128.3
Total revenues and sales	1,813.3	1,746.0	1,677.5
Costs and expenses:
Operations	705.1	719.3	720.8
Cost of products sold	16.6	13.6	13.9
Depreciation and amortization	368.3	345.2	323.7
Total costs and expenses	1,090.0	1,078.1	1,058.4
Operating income	$ 723.3	$ 667.9	$ 619.1
Access lines in service	2,612.3	2,572.3	2,433.1

Wireline revenues and sales increased $67.3 million or 4 percent in 2001 and $68.5 million or 4 percent in 2000. Operating income increased $55.4 million or 8 percent in 2001 and $48.8 million or 8 percent in 2000. Wireline operating results for 2000 included the effect of the $11.5 million Georgia PSC litigation settlement previously discussed. Excluding the effect of this settlement, revenues and sales would have increased $55.8 million or 3 percent in 2001 and $80.0 million or 5 percent in 2000 and operating income would have increased $43.9 million or 6 percent in 2001 and $60.3 million or 10 percent in 2000. Customer access lines increased 2 percent in 2001 and 6 percent in 2000, reflecting increased sales of residential and second access lines. Internal access line growth during 2002 is expected to result primarily from population growth in the Company's service areas. As with its wireless business, ALLTEL expects that the continuation of slower economic growth will lower internal access line growth rates during 2002. To drive revenue growth in 2002, the Company will continue to emphasize customer service and sales of enhanced services.

Local service revenues increased $52.6 million or 6 percent in 2001 and $39.5 million or 5 percent in 2000. Local service revenues for 2000 included the effect of the Georgia PSC litigation settlement previously discussed. Excluding the effect of the settlement, local service revenues would have increased $41.1 million or 5 percent in 2001 and $51.0 million or 7 percent in 2000. Growth in customer access lines accounted for $9.8 million and $22.6 million of the overall growth in local service revenues in 2001 and 2000, respectively. Growth in custom calling and other enhanced services, reflecting increased demand for these services, also contributed to the overall increases in local service revenues in 2001 and 2000, as revenues from these enhanced services increased $18.4 million in 2001 and $15.4 million in 2000. Revenues derived from integrated service digital network ("ISDN"), which increased $7.0 million and $6.4 million in 2001 and 2000, and from the sale of equipment protection plans, which increased $6.7 million in 2001 and $4.1 million in 2000, also contributed to the growth in local service revenues in each year.

Network access and long-distance revenues increased $5.6 million or 1 percent in 2001 and $39.5 million or 5 percent in 2000. Network access and long-distance revenues increased in both years primarily as a result of higher volumes of network usage and growth in customer access lines, partially offset by a reduction in intrastate toll revenues. Network access and long-distance revenues also reflected reductions of $14.6 million in 2001 and $11.7 million in 2000 in revenues received from the Georgia Universal Service Fund, in connection with the litigation settlement previously discussed.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales and directory advertising services. Miscellaneous revenues increased $9.1 million or 8 percent in 2001 and decreased $10.5 million or 8 percent in 2000. The increase in 2001 primarily resulted from increased directory advertising revenues of $4.1 million and from additional sales of customer premise equipment of $3.4 million. The decrease in miscellaneous revenues in 2000 primarily resulted from a reduction in revenues earned from other carriers for billing and collection services.

Growth in operating income for 2001 and 2000 reflected the increases in wireline operating revenues and reductions in customer service and general and administrative expenses, primarily resulting from the Company's restructuring efforts, as previously discussed. The increase in operating income in 2001 attributable to revenue growth and cost savings was partially offset by increases in network-related expenses and depreciation and amortization. Network-related expenses increased in 2001 reflecting higher network usage due to customer access line growth and increased maintenance costs. The increase in operating income in 2000 attributable to revenue growth and cost savings was partially offset by increases in depreciation and amortization, and selling and marketing expenses. Selling and marketing expenses increased in 2000 primarily due to additional advertising as a result of a nationwide branding campaign. Depreciation and amortization expense increased in both years primarily due to growth in wireline plant in service.

Regulatory Matters-Wireline Operations

ALLTEL's wireline operations, except for the Nebraska operations, follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to determine whether the continuing application of SFAS No. 71 is appropriate. As a result of the passage of the 96 Act and state telecommunications reform legislation or regulations, ALLTEL's wireline subsidiaries have begun to experience some competition in their local service areas, but through year-end 2001 this competition had not had a material adverse effect on the results of operations of ALLTEL's wireline subsidiaries.

While the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's wireline operations no longer qualifying for the application of SFAS No. 71 in the near future. If ALLTEL's wireline subsidiaries no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations ranging in an amount of approximately $15.0 to $25.0 million. The non-cash charge would consist primarily of the write-off of previously established regulatory assets and liabilities, as the Company would not expect to record any impairment charge related to the carrying value of its wireline plant. Under SFAS No. 71, the Company currently depreciates its wireline plant based upon asset lives approved by regulatory agencies. Upon discontinuance of SFAS No. 71, the Company will be required to revise the lives of its property, plant and equipment to reflect the estimated economic useful lives of the assets. The Company does not expect that the revisions in asset lives would be significant.

Certain states in which the Company's wireline subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its wireline subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Pennsylvania and Texas.

The Company continues to evaluate alternative regulation options in other states where its wireline subsidiaries operate. The Nebraska wireline properties, which were acquired in 1999, operate under price cap regulation pursuant to waivers granted by the FCC. On June 12, 2001, the FCC granted ALLTEL's request to extend the waiver to July 1, 2002.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC has proposed a "bill and keep" compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way ALLTEL receives compensation from other carriers and its end users. At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireline revenues and expenses would be.

In May 2001, the FCC adopted an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years. Among other provisions, the FCC's interim plan adopted a modified embedded cost mechanism while retaining an indexed cap on the fund. At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.

Also in May 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap Incumbent Local Exchange Carriers ("ILECs") and a freeze of all allocation factors for rate-of-return ILECs. This order also gave rate-of-return ILECs a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors. ALLTEL opted not to freeze its allocation factors. In June 2001, the FCC waived certain elements of its Part 69 access charge rules to allow non-price cap ILECs to include in their tariff filings an end-user charge to recover their universal service contributions. ALLTEL ILECs tariffed the surcharge in their annual interstate access tariff filing and began assessing the surcharge effective August 1, 2001.

In October 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues. The order lowered access charges per minute, increased the subscriber line charge ("SLC") over time to bring it in line with SLCs adopted for price cap carriers and phased out carrier common line charges in favor of a new portable "Interstate Common Line Support" universal service mechanism, and retained the authorized 11.25 percent rate of return. The residential and single-line business SLC cap phase-in began on January 1, 2002, and may increase again on July 1, 2002 and on July 1, 2003, subject to a FCC review of SLC caps for price cap carriers. The Company does not expect that the order will have a material adverse effect on its consolidated financial results during 2002 and 2003.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its wireline operations.

Communications-Emerging Businesses

(Millions)	2001	2000	1999
Revenues and sales	$ 461.5	$ 382.6	$ 270.2
Costs and expenses:
Operations	369.8	345.6	244.7
Cost of products sold	11.9	13.8	15.6
Depreciation and amortization	41.5	28.1	18.9
Total costs and expenses	423.2	387.5	279.2
Operating income (loss)	$ 38.3	$ (4.9)	$ (9.0)

The Company's long-distance and network management services and Internet access services are currently marketed to residential and business customers in the majority of states in which ALLTEL provides communications services, and CLEC services are provided in 10 states. During January 2002, in evaluating its existing CLEC operations, the Company determined that a business model that relies on interconnection with other carriers has limited potential for profitably acquiring market share. Accordingly, on January 24, 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL's CLEC access lines. In the course of exiting these markets, ALLTEL will honor all existing customer contracts, licenses and other obligations and work to minimize the inconvenience to affected customers. This change should allow the remaining CLEC operations to generate positive cash flows in 2002.

The increases in revenues and sales in 2001 and 2000 primarily reflected growth in each of the emerging businesses' product groups, primarily driven by growth in ALLTEL's customer base for these services. Revenues from long-distance and network management services, CLEC and Internet access increased in 2001 by $37.5 million, $30.5 million and $10.9 million, respectively, compared to increases in 2000 of $75.4 million, $25.6 million and $11.4 million, respectively.

The increase in operating income in 2001 reflected strong growth in long-distance and network management services, which accounted for $25.7 million of the overall increase in emerging businesses operating income in 2001. Operating income for 2001 also reflected improved profitability of both the Internet access and CLEC operations. Internet access operations became marginally profitable during the second half of 2001, while operating losses sustained by the CLEC operations decreased $7.7 million during 2001. Operating losses sustained by emerging businesses decreased $43.2 million or 882 percent in 2001 and $4.1 million or 46 percent in 2000, primarily due to strong revenue growth and improved profit margins in the Company's long-distance operations. The improved profit margins reflect reduced network costs as a result of transporting more traffic on ALLTEL's own fiber network.

Information Services Operations

(Millions)	2001	2000	1999
Revenues and sales	$1,322.9	$1,279.9	$1,245.5
Costs and expenses:
Operations	967.1	938.5	923.3
Cost of products sold	0.7	2.3	2.8
Depreciation and amortization	164.5	154.1	144.1
Total costs and expenses	1,132.3	1,094.9	1,070.2
Operating income	$ 190.6	$ 185.0	$ 175.3

Information services revenues and sales increased 3 percent in 2001 and 2000, or $43.0 million and $34.4 million, respectively. Revenues and sales increased in 2001 primarily due to growth in the financial services operations. Financial services revenues, which include the residential lending and international operations, increased $33.6 million in 2001, primarily due to growth in mortgage processing revenues, reflecting increased mortgage refinancing activity due to declines in consumer borrowing rates and additional revenues earned from new businesses. Software licensing revenues increased $9.5 million also contributing to the growth in financial services revenues in 2001. During the second half of 2000, ALLTEL acquired Benchmark Consulting International and Datamatic Services, Inc., two privately held companies serving the financial services industry and formed ALLTEL Mortgage Solutions, a joint venture with Bradford & Bingley Group, a large United Kingdom mortgage lender. In March 2001, the Company also announced the formation of a joint venture with IBM, which operates as ALLTEL Corebanking Solutions, and will provide corebanking software to financial service organizations in Europe. These new businesses accounted for $30.2 million of the overall increase in financial services revenues in 2001. Growth in financial services revenues in 2001 attributable to new business and additional license fee revenues was partially offset by reduced revenues from several large customers and lost operations due to contract terminations. Telecommunications revenues increased $10.8 million in 2001, primarily due to growth in existing contracts and the effect of two new outsourcing agreements, partially offset by lost operations due to contract terminations. Revenues and sales increased in 2000 primarily due to growth in the telecommunications outsourcing operations, which increased $53.8 million, primarily due to growth in existing data processing contracts including additional billings to affiliates, reflecting the Company's recent acquisitions. Financial services revenues declined $11.5 million in 2000 primarily due to reduced revenues from several large customers and lost operations due to contract terminations.

The changes in operations expense for 2001 and 2000 were consistent with the changes in revenues and sales noted above. In addition, operations expenses for 2001 and 2000 reflect reduced overhead and other general and administrative expenses, reflecting the Company's 2001 and 2000 restructuring activities, as previously discussed. Depreciation and amortization expense increased in both years primarily due to the acquisition of additional data processing equipment and an increase in amortization of internally developed software.

Primarily as a result of the changes in revenues and sales, operating income increased $5.6 million or 3 percent in 2001 and $9.7 million or 6 percent in 2000. Growth in operating income for 2001 attributable to revenue growth and reduced administrative costs was partially offset by losses sustained by the recently acquired operations and new joint ventures previously discussed. Financial services operating income increased slightly in 2000, as new business growth was partially offset by the loss of higher margin operations from contract terminations. Telecommunications operating income increased $7.9 million in 2000 primarily due to the growth in its operating revenues.

In connection with the Company's joint ventures with IBM and with Bradford & Bingley Group, ALLTEL capitalized $35.8 million in software development costs during 2001. The Company expects to capitalize in 2002 approximately $20.0 to $25.0 million of additional software development costs related to these joint ventures. The process of developing new software products is complex and requires the Company to make long-term investments and commit significant resources before realizing revenue streams from these joint ventures. Accordingly, the future profitability of these joint ventures and the Company's ability to recover its investment will be dependent upon ALLTEL's success in marketing the software and related services to customers.

Other Operations
(Millions)	2001	2000	1999
Revenues and sales	$ 513.9	$ 634.2	$ 579.8
Costs and expenses:
Operations	42.2	54.2	50.0
Cost of products sold	444.6	556.2	507.0
Depreciation and amortization	3.1	1.7	1.2
Total costs and expenses	489.9	612.1	558.2
Operating income	$ 24.0	$ 22.1	$ 21.6

Other operations consist of the Company's product distribution and directory publishing operations. Revenues and sales decreased $120.3 million or 19 percent in 2001 and increased $54.4 million or 9 percent in 2000. The decrease in revenues and sales in 2001 resulted from a reduction in sales of telecommunications and data products, which decreased $133.7 million. Sales to affiliates accounted for $94.3 million of the overall decrease in sales of telecommunications and data products in 2001, primarily due to a reduction in purchases made by the Company's wireline subsidiaries, reflecting timing differences in the purchases of materials and equipment related to long-term construction projects. Sales to non-affiliates also declined $39.4 million in 2001, primarily reflecting a general reduction in capital spending by telecommunications companies due to economic conditions and the industry's emphasis on controlling costs. Directory publishing revenues increased $15.9 million in 2001, primarily reflecting an increase in the number of directory contracts published. Revenues and sales increased in 2000 primarily due to additional sales of telecommunications and data products, including sales to affiliates. Sales of telecommunications and data products increased $49.0 million in 2000, with affiliate sales accounting for $26.8 million of the overall increase. Sales to affiliates increased primarily due to additional purchases made by the Company's wireline subsidiaries attributable to the Aliant acquisition completed in 1999.

The changes in cost of products sold for 2001 and 2000 were consistent with the changes in revenues and sales noted above. Operations expense decreased in 2001 primarily due to the Company's 2001 restructuring efforts, as previously discussed, which primarily accounted for the modest growth in operating income in 2001 of $1.9 million or 9 percent from 2000. Other operations operating income increased $0.5 million or 2 percent in 2000 primarily due to the growth in revenues and sales noted above, partially offset by lower gross profit margins realized by the product distribution operations. The lower gross profit margins resulted from lower margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers.

Non-Operating Income, Net
(Millions)	2001	2000	1999
Equity earnings in unconsolidated partnerships	$ 57.0	$ 120.5	$ 105.0
Minority interest in consolidated partnerships	(71.8)	(97.2)	(116.6)
Other income, net	33.2	42.2	54.4
Non-operating income, net	$ 18.4	$ 65.5	$ 42.8

Non-operating income, net decreased $47.1 million or 72 percent in 2001 and increased $22.7 million or 53 percent in 2000. The decrease in equity earnings in unconsolidated partnerships in 2001 primarily reflected the sale of certain minority investments to Bell Atlantic and GTE completed during 2000 and the transfer to BellSouth of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in 2001, as previously discussed. The decreases in minority interest in 2001 and 2000 primarily reflected ALLTEL's acquisition of the remaining ownership interest in a Georgia Rural Service Area ("RSA") completed in January 2000 and in a Florida RSA completed in August 2000. Other income, net for 2000 included a pretax gain of $4.7 million from the sale of a minority interest in a wireless property and pretax gains of $6.6 million realized from the sale of miscellaneous stock investments. The decrease in other income, net in 2000 primarily reflected a reduction in capitalized interest costs attributable to ALLTEL's deployment plans for PCS service.

Interest Expense

Interest expense decreased $21.9 million or 7 percent in 2001 and increased $30.6 million or 11 percent in 2000. The decrease in interest expense in 2001 primarily reflected reductions in both the weighted average borrowing amount and interest rates applicable to ALLTEL's commercial paper program. The decrease in interest expense attributable to reduced borrowings outstanding under the commercial paper program was partially offset by additional interest costs related to the $425.0 million of long-term debt assumed by ALLTEL in completing the wireless property exchange with GTE. The increase in interest expense in 2000 reflected increases in both the weighted average borrowing amounts and rates applicable to ALLTEL's commercial paper program. Additional borrowings under this program in 2000 were incurred to finance the Company's wireless property acquisitions and to fund the stock repurchase plan. Interest expense for 2000 also included additional interest costs related to the $425.0 million of long-term debt assumed by ALLTEL in completing the wireless property exchange with GTE previously discussed.

Income Taxes

Income tax expense decreased $681.0 million or 49 percent in 2001 and increased $838.1 million or 153 percent in 2000. The changes in income tax expense for both periods primarily reflected the tax-related effects of the gain on disposal of assets, merger and integration expenses and the other special charges and unusual items previously discussed. Excluding the effects on tax expense of these items in each year, income tax expense would have increased $0.7 million or less than 1 percent in 2001 and $40.3 million or 7 percent in 2000. Income tax expense for 2001 also reflected a one percent reduction in the Company's effective state income tax rate from 2000. State income tax expense for 2000 included the effects of certain gain transactions taxed in states with statutory rates that exceeded ALLTEL's overall state tax rates for its communications operations. Net of the related federal and state tax effects, the increase in income tax expense in 2000 was consistent with the overall growth in ALLTEL's earnings from continuing operations excluding special charges and unusual items.

Average Common Shares Outstanding

The average number of common shares outstanding decreased 1 percent in 2001, primarily due to the Company's repurchase of 3.3 million of its common shares. The effect on the average number of common shares outstanding resulting from the repurchase of stock was partially offset by 0.7 million shares issued upon the exercise of options granted under employee stock option plans. The average number of common shares outstanding increased 1 percent in 2000. Shares issued in connection with acquisitions completed in 2000 totaled 0.7 million shares, and common shares issued through stock option plans totaled 0.9 million shares. These increases were offset by the Company's repurchase on the open market of nearly 3.0 million of its common shares.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(Millions, except per share amounts)	2001	2000	1999
Cash flows from (used in):
Operating activities	$2,070.5	$ 1,496.3	$ 1,499.9
Investing activities	(570.3)	(1,264.3)	(1,061.4)
Financing activities	(1,476.7)	(183.4)	(510.1)
Effect of exchange rate changes	(5.4)	1.0	0.1
Change in cash and short-term investments	$ 18.1	$ 49.6	$ (71.5)
Total capital structure	$ 9,480.2	$ 9,776.8	$ 8,028.9
Percent equity to total capital	58.7%	52.1%	52.4%
Interest coverage ratio	6.14x	5.66x	5.92x
Book value per share	$17.92	$16.28	$13.38

Cash Flows from Operations

Cash provided from operations continued to be ALLTEL's primary source of funds. Cash provided from operations in all three years reflected growth in earnings of the Company before depreciation and amortization, interest expense, income taxes and special charges and unusual charges. The increase in 2001 resulting from earnings growth was partially offset by changes in working capital requirements, including timing differences in the receipt and payment of trade receivables and payables. Cash provided from operations in 2000 was adversely affected by working capital changes, including timing differences in the billing and collection of accounts receivable and additional income tax payments primarily associated with gains realized from the exchange of wireless assets and the sale of WorldCom stock.

Cash Flows Used in Investing Activities

Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures were $1,231.9 million in 2001, $1,164.7 million in 2000 and $1,006.5 million in 1999. During each of the past three years, the Company funded most of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to construct additional network facilities and to deploy digital wireless technology in select markets. Capital expenditures were also incurred to upgrade ALLTEL's telecommunications network in order to offer other communications services including long-distance, Internet and local competitive access services. The Company expects capital expenditures to be approximately $1.2 billion for 2002, which will be funded primarily from internally generated funds.

Cash flows from investing activities for 2001 included $524.4 million of advance lease payments received from American Tower Corporation for the leasing of cell site towers. As further discussed in Note 14 to the consolidated financial statements, in December 2000, ALLTEL signed an agreement to lease American Tower Corporation certain of the Company's cell site towers in exchange for cash. In turn, ALLTEL will pay American Tower a monthly fee per tower for management and maintenance services for the duration of the agreement. As of December 31, 2001, the Company had closed on 1,748 towers.

Cash flows used in investing activities for 2001 included cash outlays of $217.5 million for the purchase of property, principally consisting of a $190.7 million deposit paid by ALLTEL in connection with the Company's pending purchase of wireline properties in Kentucky, as previously discussed. This deposit is forfeitable if the Company fails to meet certain financing or other commitments. Cash flows used in investing activities for 2000 included $1,040.0 million of cash outlays for the acquisition of property. This amount principally consisted of $624.3 million paid by ALLTEL in connection with the wireless transaction with Bell Atlantic completed in April 2000 and $387.6 million paid by ALLTEL in October 2000 to acquire wireless properties in Louisiana, as previously discussed. Also during 2000, the Company acquired additional ownership interests in wireless properties in Florida and Georgia and purchased two privately held companies serving the financial services industry. In connection with these acquisitions, the Company paid $28.1 million in cash and issued approximately 730,000 shares of ALLTEL common stock. Cash outlays for the acquisition of property in 1999 were $99.9 million. This amount was net of cash acquired of approximately $24.1 million received in the Standard acquisition, and principally consisted of cash outlays of $46.5 million for a wireless property in Colorado, $30.6 million for a wireless property in Illinois and $20.0 million for a wireless property in Alabama. In addition to these acquisitions, the Company paid $12.1 million for the remaining ownership interest in a wireless property in Nebraska in which the Company already owned a controlling interest.

Cash flows from investing activities for 2001 included $411.4 million of proceeds from the sale of assets, principally consisting of $410.1 million received by ALLTEL from the sale of 20 PCS licenses, as previously discussed. Cash flows from investing activities for 2000 included $328.9 million of proceeds from the sale of assets. These amounts consisted of $216.9 million received by ALLTEL to complete the exchange of wireless assets with GTE in June 2000 and $112.0 million received from the sale of PCS assets in Birmingham and Mobile, Ala. and PCS licenses in nine other markets including Pensacola, Fla., as previously discussed. Cash flows from investing activities for 2000 and 1999 included proceeds from the sale of investments of $630.3 million and $45.0 million. These amounts included proceeds of $595.8 million and $45.0 million, respectively, received from the sale of ALLTEL's investment in WorldCom common stock. Cash flows from investing activities also included proceeds from the return on investments of $54.8 million in 2001, $94.2 million in 2000 and $87.8 million in 1999. These amounts primarily consisted of cash distributions received from ALLTEL's wireless minority investments. The significant decrease in distributions received in 2001 primarily reflected the sale of certain minority investments to Bell Atlantic and GTE, as previously discussed.

The proceeds received in 2001 from the asset sales and the leasing of cell site towers were used primarily to reduce borrowings under the Company's commercial paper program. The proceeds received in 2000 and 1999 from the sales of investments and other assets were used primarily to reduce borrowings under the Company's commercial paper program in 2000 and the revolving credit agreement in 1999.

Cash Flows Used in Financing Activities

Dividend payments remained a significant use of the Company's capital resources. Common and preferred dividend payments amounted to $411.8 million in 2001, $403.0 million in 2000 and $378.2 million in 1999. The increases in each year primarily reflected growth in the annual dividend rates on ALLTEL's common stock. In October 2001, ALLTEL's Board of Directors approved an increase in the quarterly common stock dividend rate from $.33 to $.34 per share. This action raised the annual dividend rate to $1.36 per share and marked the 41st consecutive year in which ALLTEL has increased its common stock dividend.

The Company has a $1.0 billion unsecured line of credit under a revolving credit agreement of which $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005. During 2000, the Company established a commercial paper program with a maximum borrowing capacity of $1.25 billion. Under this program, commercial paper borrowings are supported by the Company's revolving credit agreement and are deducted from the amount available for borrowing under that agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.25 billion. ALLTEL classifies commercial paper borrowings up to $1.0 billion as long-term debt because the revolving credit agreement supports these borrowings. Commercial paper borrowings outstanding as of December 31, 2001 were $230.1 million, compared to $835.5 million outstanding as of December 31, 2000. Commercial paper borrowings outstanding as of December 31, 2001 had a weighted average interest rate of 2.2 percent. Borrowings in 2001 under the commercial paper program were incurred primarily to finance the deposit delivered in connection with the pending wireline property acquisition and to fund stock repurchases. Additional borrowings under the commercial paper program in 2000 were incurred to finance the wireless property acquisitions, to fund the stock repurchase plan and to retire amounts outstanding under the revolving credit agreement. No borrowings were outstanding under the revolving credit agreement as of December 31, 2001 and 2000, compared to $341.0 million outstanding as of December 31, 1999.

Long-term debt issued was $835.5 million in 2000 and $298.2 million in 1999. The commercial paper borrowings represented all of the long-term debt issued in 2000. In April 1999, ALLTEL issued $300.0 million of 6.8 percent debentures, under a $500.0 million shelf registration statement. The net proceeds of $298.2 million were used to reduce borrowings outstanding under the revolving credit agreement. On May 11, 2001, the Company deregistered the remaining unsold securities under its April 1999 shelf registration statement and filed a new shelf registration statement providing for the issuance of up to $1.0 billion in the aggregate initial offering price of unsecured debt securities. Currently, no debt securities have been issued under the May 2001 shelf registration statement.

Retirements of long-term debt totaled $782.5 million in 2001, $405.9 million in 2000 and $344.5 million in 1999. The net reduction from December 31, 2000 in commercial paper borrowings of $605.4 million represented the majority of the long-term debt retired in 2001. Retirements of long-term debt for 2001 also included the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed. The net reductions from December 31, 1999 and 1998 in revolving credit borrowings of $341.0 million and $237.5 million, respectively, represented the majority of the long-term debt retired in 2000 and 1999, respectively. Scheduled long-term debt retirements, net of commercial paper and revolving credit agreement activity and the prepayment of long-term debt, amounted to $103.6 million in 2001, $64.9 million in 2000 and $107.0 million in 1999. (See Note 5 to the consolidated financial statements for additional information regarding the Company's long-term debt.)

Distributions to minority investors were $117.8 million in 2001, compared to $76.8 million in 2000 and $113.3 million in 1999. The increase in 2001 reflected additional payments of $48.4 million, representing the minority investors' share of the proceeds received from the leasing of cell site towers discussed above. Distributions in 2001 and 2000 included the effects of the acquisition of the remaining minority interests in wireless properties in Florida and Georgia and the disposition of certain majority-owned partnerships in connection with the property exchanges with Bell Atlantic and GTE, as previously discussed.

On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allowed the Company to repurchase up to 7.5 million shares of its outstanding common stock. During 2001, ALLTEL repurchased 1.4 million of its common shares at a total cost of $78.1 million, compared to 3.0 million common shares repurchased at a total cost of $164.3 million in 2000. In November 2000, the Company entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price was equal to the financial institution's cost to acquire the shares plus a premium based on the net carrying cost of the shares to the financial institution and accrued over the period that the contract was outstanding. During the second quarter of 2001, the Company settled these contracts by acquiring 1.9 million of its common shares at a cost of $114.2 million. Through December 31, 2001, ALLTEL had repurchased 6.3 million of the 7.5 million shares the Company was authorized to repurchase under the stock repurchase plan.

The Company believes it has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends. The Company's primary source for funding its pending wireline acquisition or any future acquisitions will be its access to external capital markets. ALLTEL's access to the capital markets include additional borrowings available to the Company under both its $1.0 billion shelf registration statement and $1.25 billion commercial paper program, as well as the possible additional issuances of long-term debt and equity or equity-related securities issued through the private placement and public debt and equity markets. The Company and its subsidiaries expect these sources of capital to continue to be available during 2002.

ALLTEL's commercial paper and long-term credit ratings with Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("Standard & Poor") and Fitch Ratings during 2001 remained unchanged from 2000 and were Prime-1, A-1 and F1 for commercial paper, respectively and A2, A and A for long-term credit, respectively. Factors that could affect ALLTEL's short and long-term credit ratings would include, but not be limited to, a substantial decline in the Company's operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements. The Company believes that using debt to finance its purchase of the wireline properties from Verizon will not result in a significant change to its debt to equity and interest coverage ratios and should not adversely affect the Company's current short and long-term credit ratings. If ALLTEL's credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on new borrowings and the Company's access to the public capital markets could be adversely affected. A downgrade in ALLTEL's current short or long-term credit ratings would not accelerate scheduled principal payments of ALLTEL's existing long-term debt.

The revolving credit agreement contains various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a long-term debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the agreement, long-term debt would include current maturities related to long-term debt outstanding and any borrowings under the revolving credit agreement. As of December 31, 2001, the Company's long-term debt to capitalization ratio was 41.3 percent. Under terms of the revolving credit agreement, if the Company were to lose its investment grade rating (defined as Baa3 or higher by Moody's and BBB- by Standard & Poor's), the Company would be restricted from incurring new short-term debt.

Contractual Obligations and Commitments

Set forth below is a summary of Company's material contractual obligations and commitments as of December 31,

2001:

	Due in	Due in	Due in	Due
	One Year	2-3	4-5	After 5
	or Less	Years	Years	Years	Total
(Millions)
Long-term debt, excluding commercial paper	$ 51.6	$ 789.4	$ 883.6	$1,958.4	$3,683.0
Commercial paper	230.1	-	-	-	230.1
Operating leases	90.1	122.1	64.0	93.2	369.4
Site maintenance fees - cell sites	26.0	56.1	61.8	396.5	540.4
Agreement to purchase wireline properties	1,716.3	-	-	-	1,716.3
Total contractual obligations and commitments	$2,114.1	$ 967.6	$1,009.4	$2,448.1	$6,539.2

Under the Company's long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2001, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing agreements that would trigger acceleration of future lease payments. (See Notes 5, 8, 14 and 17 to the consolidated financial statements for additional information regarding the obligations and commitments listed above.)

The Company does not use securitization of trade receivables, affiliation with special purpose entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring the Company to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Legal Proceedings

ALLTEL is party to various legal proceedings arising in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of ALLTEL. In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Accordingly, the use of the pooling-of-interests method of accounting for business combinations has been eliminated. In addition, SFAS No. 141 requires that, on the date of acquisition, identifiable intangible assets should be recognized separate and apart from goodwill if the intangible assets meet certain criteria. SFAS No. 142 will change the accounting for goodwill and other indefinite lived intangible assets from an amortization method to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, ceased as of January 1, 2002 for calendar year companies such as ALLTEL. Under SFAS No. 142, goodwill will be assigned to a company's reporting units and an initial impairment test by reporting unit must be completed by June 30, 2002.

Goodwill will be tested for impairment annually using a consistent measurement date. Amortization of intangible assets with indefinite lives other than goodwill also ceased as of January 1, 2002, although such intangible assets will be required to be tested for impairment at least annually, in a manner similar to goodwill. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Accordingly, the current 40-year maximum estimated life specified in Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets" will no longer apply.

The Company has determined its applicable reporting units and assigned goodwill to them. In addition, the Company is conducting a review of its other identifiable intangible assets to determine whether any of those assets would meet the indefinite life criteria outlined in SFAS No. 142. By the end of the first quarter of 2002, ALLTEL expects to complete the initial impairment review of its indefinite-lived intangible assets, including goodwill. At this time, the Company has not determined whether an impairment charge will be recognized upon adoption of these standards. Accordingly, ALLTEL cannot determine the full impact that adopting these standards will have on the Company's consolidated financial statements other than the effects of no longer amortizing goodwill, which will result in pretax annual expense savings of approximately $85.0 million.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 will apply to fiscal years beginning after June 15, 2002, and will address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 applies to fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of an impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business, but retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting obligation to a component of an entity that either has been disposed of or is classified as held for sale. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

Market Risk

The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates on its long-term debt obligations that affect the fair value of these obligations. The Company's financial instruments are described further in Notes 4 and 5 to the consolidated financial statements. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments is determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price is available. Fair value of long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

As of December 31, 2001 and 2000, investments of the Company were recorded at fair value and totaled $251.6 million and $322.4 million, respectively. The decrease in fair value primarily reflected the transfer to BellSouth of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in the first quarter of 2001, as previously discussed. Marketable equity securities totaled $19.1 million and $13.7 million and included a net unrealized holding loss of $4.5 million and a net unrealized holding gain of $9.7 million as of December 31, 2001 and 2000, respectively. A hypothetical ten percent decrease in quoted market prices would result in a $1.9 million and $1.4 million decrease in the fair value of these securities as of December 31, 2001 and 2000, respectively.

Substantially all of the Company's long-term debt obligations are fixed rate obligations. Changes in interest rates can result in fluctuations in the fair value of the Company's long-term debt obligations. As of December 31, 2001 and 2000, the fair value of the Company's long-term debt was estimated to be $3,955.7 million and $4,653.4 million, respectively. A hypothetical increase of 70 basis points (ten percent of the Company's overall weighted average borrowing rate) would result in an approximate $140.1 million and $157.5 million decrease in the fair value of the Company's long-term debt as of December 31, 2001 and 2000, respectively. Conversely, a hypothetical decrease of 70 basis points would result in an approximate $150.6 million and $171.9 million increase in the fair value of the Company's long-term debt as of December 31, 2001 and 2000, respectively.

The Company uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt, such that the portion of debt subject to variable rates does not exceed 30 percent of the Company's total long-term debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Management continually reviews the Company's exposure to interest rate fluctuations and implements strategies to mitigate the exposure. During the third quarter of 2001, the Company entered into four, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $500.0 million to convert fixed interest rate payments to variable. As of December 31, 2001, the fair market value of the interest rate swaps was $8.6 million. A hypothetical increase of 70 basis points (ten percent of the Company's overall weighted average borrowing rate) would result in an approximate $21.9 million decrease in the fair value of the Company's interest rate swaps as of December 31, 2001. Conversely, a hypothetical decrease of 70 basis points would result in an approximate $23.3 million increase in the fair value of the Company's interest rate swaps as of December 31, 2001.

The Company's business operations in foreign countries are not material to the Company's consolidated operations, financial condition and liquidity. Foreign currency translation gains and losses were not material to the Company's consolidated results of operations for the years ended December 31, 2001 and 2000. Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. ALLTEL's significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain fees assessed to communications customers to activate service are deferred and recognized over the expected life of the customer relationship which is based on historical weighted average service lives of customers. ALLTEL does not anticipate any significant changes to the expected life of its communications customer base, but a material increase in the churn rates associated with the customer base could materially affect the Company's future consolidated operating results. The percentage-of-completion method of accounting is utilized for long-term information services contracts that include a software license element. Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable, and such changes have occurred in the past and have been material. Accordingly, changes in revenue, cost and profit estimates related to the Company's long-term contracts could occur and have a material effect on the Company's consolidated operating results in the period of change.

In evaluating the collectibility of its trade receivables, ALLTEL assesses a number of factors including a specific customer's ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records both specific and general reserves for bad debt to reduce the related receivables to the amount the Company ultimately expects to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that the Company's past collection experience is no longer relevant, ALLTEL's estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

At each balance sheet date, ALLTEL performs a detailed assessment of its capitalized software development costs to be marketed which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies, and product development plans. Based on this analysis, ALLTEL records adjustments, when appropriate, to reflect the net realizable value of its capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could be reduced in the near term, materially affecting the carrying value of capitalized software development costs and the Company's consolidated operating results in the period of change.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and intangible assets. Although ALLTEL believes it is unlikely that any significant changes to the useful lives of its tangible or intangible assets will occur in the near term, rapid changes in technology, the discontinuance of accounting under SFAS No. 71 by the Company's wireline subsidiaries, or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by ALLTEL and its management may include, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause ALLTEL's actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. The factors that could cause actual results of ALLTEL or a combined ALLTEL and CenturyTel, Inc. ("CenturyTel") to differ materially, many of which are beyond the control of ALLTEL include, but are not limited to, the following: (1) the businesses of ALLTEL and CenturyTel may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected benefits and synergies from the combination may not be realized within the expected time frame or at all; (3) revenues following the transaction may be lower than expected; (4) operating costs, customer loss and business disruption including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers, may be greater than expected following the transaction; (5) generating the incremental growth in the customer base of the combined company may be more costly or difficult than expected; (6) the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; (7) the effects of legislative and regulatory changes; (8) the introduction of new technologies and competitors; (9) changes in labor, equipment and capital costs; (10) future acquisitions, strategic partnerships and divestitures; (11) general business and economic conditions; and (12) other risks described from time to time in ALLTEL's and CenturyTel's periodic reports filed with the Securities and Exchange Commission.

You are urged to consider statements that include the words "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" or the negative or other forms of those words or other comparable words to be uncertain and forward-looking. This cautionary statement applies to all forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

REPORT OF MANAGEMENT

ALLTEL Corporation's management is responsible for the integrity and objectivity of all financial data included in this Financial Supplement. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial data includes amounts that are based on the best estimates and judgments of management. All financial information in this Financial Supplement is consistent with that in the consolidated financial statements.

The Company maintains an accounting system and related internal accounting controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States. Arthur Andersen LLP, Independent Public Accountants, have audited these consolidated financial statements and have expressed herein their unqualified opinion.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ALLTEL Corporation:

We have audited the accompanying consolidated balance sheets of ALLTEL Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALLTEL Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for computing and amortizing unrecognized actuarial gains and losses related to a subsidiary's defined benefit pension plan, and effective January 1, 2000, the Company changed its method of accounting for certain communications revenues.

/s/ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

January 21, 2002

SELECTED FINANCIAL DATA

For the years ended December 31,
(Millions, except per share amounts)	2001	2000	1999	1998	1997	1996
Revenues and sales	$ 7,598.9	$ 7,253.9	$ 6,582.6	$ 5,874.8	$ 5,160.4	$ 4,815.1
Operating expenses	5,842.0	5,561.0	4,967.0	4,541.9	4,014.3	3,785.8
Merger and integration expenses
and other charges	92.2	25.4	90.5	252.0	-	-
Provision to reduce carrying
value of certain assets	-	-	-	55.0	16.9	120.3
Total costs and expenses	5,934.2	5,586.4	5,057.5	4,848.9	4,031.2	3,906.1
Operating income	1,664.7	1,667.5	1,525.1	1,025.9	1,129.2	909.0
Non-operating income, net	18.4	65.5	42.8	64.7	22.5	13.1
Interest expense	(288.9)	(310.8)	(280.2)	(278.4)	(274.9)	(250.8)
Gain (loss) on disposal of assets and other	357.6	1,928.5	43.1	292.7	209.6	(2.3)
Income before income taxes	1,751.8	3,350.7	1,330.8	1,104.9	1,086.4	669.0
Income taxes	704.3	1,385.3	547.2	501.8	433.9	262.3
Income before cumulative effect
of accounting change	1,047.5	1,965.4	783.6	603.1	652.5	406.7
Cumulative effect of accounting change	19.5	(36.6)	-	-	-	-
Net income	1,067.0	1,928.8	783.6	603.1	652.5	406.7
Preferred dividends	0.1	0.1	0.9	1.2	1.3	1.3
Net income applicable to common shares	$ 1,066.9	$ 1,928.7	$ 782.7	$ 601.9	$ 651.2	$ 405.4
Earnings per share:
Income before cumulative effect of accounting change:
Basic	$3.36	$6.25	$2.50	$1.97	$2.12	$1.32
Diluted	$3.34	$6.20	$2.47	$1.95	$2.10	$1.31
Net income:
Basic	$3.42	$6.13	$2.50	$1.97	$2.12	$1.32
Diluted	$3.40	$6.08	$2.47	$1.95	$2.10	$1.31
Dividends per common share	$1.33	$1.29	$1.235	$1.175	$1.115	$1.055
Weighted average common shares:
Basic	311.4	314.4	312.8	305.3	307.9	308.2
Diluted	313.5	317.2	316.8	308.4	309.9	310.0
Pro forma amounts assuming accounting
changes applied retroactively:
Net income	$ 1,047.5	$ 1,969.5	$ 766.9	$ 595.9	$ 652.1	$ 404.6
Basic earnings per share	$3.36	$6.26	$2.45	$1.95	$2.11	$1.31
Diluted earnings per share	$3.34	$6.21	$2.42	$1.93	$2.10	$1.30
Total assets	$ 12,609.0	$ 12,182.0	$10,774.2	$ 10,155.5	$ 9,232.0	$ 8,799.6
Total shareholders' equity	$ 5,565.8	$ 5,095.4	$ 4,205.7	$ 3,632.0	$ 3,052.0	$ 2,865.2
Total redeemable preferred
stock and long-term debt	$ 3,862.8	$ 4,613.1	$ 3,751.9	$ 3,683.6	$ 3,859.8	$ 3,639.3

Notes:

A. Net income for 2001 included pretax gains of $347.8 million from the sale of PCS licenses, a pretax gain of $9.5 million from the dissolution of a wireless partnership and a pretax gain of $3.2 million from the sale of certain investments. Net income also included pretax termination fees of $2.9 million incurred due to the early retirement of debt. These transactions increased net income $212.7 million or $.68 per share. (See Note 10.) Net income also included pretax charges of $77.1 million incurred in connection with the restructuring of the Company's regional communications, information services, product distribution and corporate operations. The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million. These charges decreased net income $54.8 million or $.18 per share. (See Note 9.) Effective January 1, 2001, the Company changed its method of accounting for a subsidiary's pension plan to conform to the Company's primary pension plan. The cumulative effect of this accounting change resulted in a non-cash credit of $19.5 million, net of income tax expense of $13.0 million or $.06 per share. (See Note 2.)

B. Net income for 2000 included pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic and GTE, pretax gains of $36.0 million from the sale of certain PCS assets and pretax gains of $562.0 million from the sale of investments, principally consisting of WorldCom common stock. Net income also included a pretax write-down of $15.0 million in the Company's investment in an Internet access service provider. These transactions increased net income $1,124.3 million or $3.58 per share. (See Note 10.) Net income also included integration costs and other charges of $25.4 million primarily incurred in connection with the acquisition of wireless assets and with certain restructuring activities of the Company's information services business. These charges decreased net income $15.0 million or $.05 per share. (See Note 9.) The Company also incurred a pretax charge of $11.5 million in connection with a litigation settlement. This charge decreased net income $7.0 million or $.02 per share. (See Note 13.) Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. The cumulative effect of this accounting change resulted in a non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share. (See Note 2.)

C. Net income for 1999 included a pretax gain of $43.1 million from the sale of WorldCom common stock. The gain increased net income by $27.2 million or $.08 per share. (See Note 10). Net income also included a pretax charge of $90.5 million in connection with the closing of the Company's mergers with Aliant Communications Inc., Liberty Cellular, Inc. and its affiliate KINI L.C., Advanced Information Resources, Limited and Southern Data Systems and with certain loss contingencies and other restructuring activities. These charges decreased net income $66.1 million or $.21 per share. (See Note 9.)

D. Net income for 1998 included pretax gains of $296.2 million from the sale of certain investments, principally consisting of WorldCom common stock. These gains increased net income by $179.7 million or $.59 per share. Net income also included merger and integration expenses of $252.0 million related to the closing of the merger with 360 Communications Company. These merger and integration expenses decreased net income $201.0 million or $.66 per share. Net income also included a pretax charge of $55.0 million resulting from changes in a customer care and billing contract with a major customer and termination fees of $3.5 million incurred due to the early retirement of long-term debt. These charges decreased net income $35.7 million or $.12 per share.

E. Net income for 1997 included pretax gains of $209.6 million from the sale of certain investments, principally consisting of WorldCom common stock and from the sale of the Company's healthcare operations. These gains increased net income by $121.5 million or $.40 per share. Net income also included a pretax write-down of $16.9 million to reflect the fair value less cost to sell the Company's wire and cable operations. This write-down decreased net income $11.7 million or $.04 per share.

F. Net income for 1996 included pretax write-downs of $120.3 million to adjust the carrying value of certain software and other assets. The write-downs decreased net income $72.7 million or $.23 per share.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Millions, except per share amounts)	2001	2000	1999
Revenues and sales:
Services revenues	$6,830.1	$6,419.6	$5,839.3
Product sales	768.8	834.3	743.3
Total revenues and sales	7,598.9	7,253.9	6,582.6

Costs and expenses:
Operations	3,766.4	3,732.5	3,384.8
Cost of products sold	907.9	840.1	720.0
Depreciation and amortization	1,167.7	988.4	862.2
Merger and integration expenses and other charges	92.2	25.4	90.5
Total costs and expenses	5,934.2	5,586.4	5,057.5

Operating income	1,664.7	1,667.5	1,525.1

Equity earnings in unconsolidated partnerships	57.0	120.5	105.0
Minority interest in consolidated partnerships	(71.8)	(97.2)	(116.6)
Other income, net	33.2	42.2	54.4
Interest expense	(288.9)	(310.8)	(280.2)
Gain on disposal of assets and other	357.6	1,928.5	43.1

Income before income taxes	1,751.8	3,350.7	1,330.8
Income taxes	704.3	1,385.3	547.2

Income before cumulative effect of accounting change	1,047.5	1,965.4	783.6
Cumulative effect of accounting change
(net of income taxes of $13.0 in 2001 and
tax benefit of $23.3 in 2000)	19.5	(36.6)	-

Net income	1,067.0	1,928.8	783.6
Preferred dividends	0.1	0.1	0.9
Net income applicable to common shares	$1,066.9	$1,928.7	$ 782.7

Earnings per share:
Basic:
Income before cumulative effect of accounting change	$3.36	$6.25	$2.50
Cumulative effect of accounting change	.06	(.12)	-
Net income	$3.42	$6.13	$2.50

Diluted:
Income before cumulative effect of accounting change	$3.34	$6.20	$2.47
Cumulative effect of accounting change	.06	(.12)	-
Net income	$3.40	$6.08	$2.47

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in millions, except per share amounts)

Assets	2001	2000
Current Assets:
Cash and short-term investments	$ 85.3	$ 67.2
Accounts receivable (less allowance for doubtful
accounts of $52.2 and $52.7, respectively	1,241.2	1,273.6
Inventories	163.8	239.9
Prepaid expenses and other	277.5	200.0
Total current assets	1,767.8	1,780.7
Investments	251.6	322.4
Goodwill and other intangibles, net	3,432.1	3,242.1
Property, Plant and Equipment:
Land	239.8	231.7
Buildings and improvements	1,051.4	1,003.9
Wireline	5,501.3	5,169.1
Wireless	4,160.6	3,791.5
Information services	1,166.8	997.1
Other	578.0	469.5
Under construction	384.1	450.6
Total property, plant and equipment	13,082.0	12,113.4
Less accumulated depreciation	6,300.7	5,564.4
Net property, plant and equipment	6,781.3	6,549.0
Other assets	376.2	287.8
Total Assets	$12,609.0	$12,182.0

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$ 51.6	$ 68.3
Accounts payable	522.1	688.4
Advance payments and customer deposits	218.0	220.4
Accrued taxes	141.0	166.0
Accrued dividends	105.9	103.1
Other current liabilities	246.5	269.7
Total current liabilities	1,285.1	1,515.9
Long-term debt	3,861.5	4,611.7
Deferred income taxes	738.0	217.0
Other liabilities	1,158.6	742.0
Shareholders' Equity:
Preferred stock, Series C, $2.06, no par value, issued and outstanding:
16,880 shares in 2001 and 19,471 shares in 2000	0.4	0.5
Common stock, par value $1 per share, 1.0 billion shares authorized, issued
and outstanding: 310,529,902 shares in 2001 and 312,983,882 shares in 2000	310.5	313.0
Additional paid-in capital	769.2	929.0
Unrealized holding gain (loss) on investments	(4.5)	9.7
Foreign currency translation adjustment	(9.9)	(4.5)
Retained earnings	4,500.1	3,847.7
Total shareholders' equity	5,565.8	5,095.4
Total Liabilities and Shareholders' Equity	$12,609.0	$12,182.0

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
(Millions)	2001	2000	1999

Cash Provided from Operations:
Net Income	$1,067.0	$1,928.8	$ 783.6
Adjustments to reconcile net income to net cash
provided from operations:
Depreciation and amortization	1,167.7	988.4	862.2
Provision for doubtful accounts	144.0	113.1	97.6
Cumulative effect of accounting change	(19.5)	36.6	-
Merger and integration expenses and other charges	92.2	25.4	90.5
Gain on disposal of assets and other	(357.6)	(1,928.5)	(43.1)
Increase in deferred income taxes	216.2	77.9	78.4
Other, net	24.9	(56.0)	(37.2)
Changes in operating assets and liabilities,
net of effects of acquisitions:
Accounts receivable	(151.8)	(380.5)	(112.0)
Inventories	71.4	(71.2)	(41.5)
Accounts payable	(166.2)	170.1	(113.5)
Other current liabilities	(110.0)	474.7	(139.3)
Other, net	92.2	117.5	74.2
Net cash provided from operations	2,070.5	1,496.3	1,499.9
Cash Flows Used in Investing Activities:
Additions to property, plant and equipment	(1,231.9)	(1,164.7)	(1,006.5)
Additions to capitalized software development costs	(171.4)	(117.3)	(73.6)
Additions to investments	(5.3)	(16.2)	(26.1)
Purchases of property, net of cash acquired	(217.5)	(1,040.0)	(99.9)
Proceeds from the lease of cell site towers	524.4	-	-
Proceeds from the sale of assets	411.4	328.9	-
Proceeds from the sale of investments	2.6	630.3	45.0
Proceeds from the return on investments	54.8	94.2	87.8
Other, net	62.6	20.5	11.9
Net cash used in investing activities	(570.3)	(1,264.3)	(1,061.4)
Cash Flows Used in Financing Activities:
Dividends on preferred and common stock	(411.8)	(403.0)	(378.2)
Reductions in long-term debt	(782.5)	(405.9)	(344.5)
Purchases of common stock	(192.3)	(164.3)	-
Preferred stock redemptions and purchases	(0.1)	(0.1)	(11.9)
Distributions to minority investors	(117.8)	(76.8)	(113.3)
Long-term debt issued	-	835.5	298.2
Common stock issued	27.8	31.2	39.6
Net cash used in financing activities	(1,476.7)	(183.4)	(510.1)
Effect of exchange rate changes on cash and short-term investments	(5.4)	1.0	0.1

Increase (decrease) in cash and short-term investments	18.1	49.6	(71.5)
Cash and Short-term Investments:
Beginning of the year	67.2	17.6	89.1
End of the year	$ 85.3	$ 67.2	$ 17.6

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$ 289.0	$ 302.1	$ 243.4
Income taxes paid	$ 515.7	$ 704.7	$ 454.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Millions)

				Unrealized	Foreign
			Additional	Holding Gain	Currency
	Preferred	Common	Paid-In	(Loss) On	Translation	Retained
	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total
Balance at December 31, 1998	$9.1	$306.0	$919.0	$554.3	$(5.6)	$1,849.2	$3,632.0
Net income	-	-	-	-	-	783.6	783.6
Other comprehensive income,
net of tax: (see Note 12)
Unrealized holding gains on investments,
net of reclassification adjustments	-	-	-	45.3	-	-	45.3
Foreign currency translation adjustment	-	-	-	-	0.1	-	0.1
Comprehensive income	-	-	-	45.3	0.1	783.6	829.0
Acquisition of subsidiaries	-	6.5	16.3	-	-	80.5	103.3
Employee plans, net	-	1.7	37.9	-	-	-	39.6
Conversion of preferred stock	-	0.1	0.1	-	-	-	0.2
Redemption of preferred stock	(8.5)	-	-	-	-	-	(8.5)
Dividends:
Common	-	-	-	-	-	(389.0)	(389.0)
Preferred	-	-	-	-	-	(0.9)	(0.9)
Balance at December 31, 1999	$0.6	$314.3	$973.3	$599.6	$(5.5)	$2,323.4	$4,205.7
Net income	-	-	-	-	-	1,928.8	1,928.8
Other comprehensive loss,
net of tax: (see Note 12)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	(589.9)	-	-	(589.9)
Foreign currency translation adjustment	-	-	-	-	1.0	-	1.0
Comprehensive income	-	-	-	(589.9)	1.0	1,928.8	1,339.9
Acquisition of subsidiaries	-	0.7	57.3	-	-	-	58.0
Employee plans, net	-	0.9	30.2	-	-	-	31.1
Tax benefit for non-qualified stock options	-	-	29.4	-	-	-	29.4
Conversion of preferred stock	(0.1)	0.1	0.1	-	-	-	0.1
Repurchase of stock	-	(3.0)	(161.3)	-	-	-	(164.3)
Dividends:
Common	-	-	-	-	-	(404.4)	(404.4)
Preferred	-	-	-	-	-	(0.1)	(0.1)
Balance at December 31, 2000	$0.5	$313.0	$929.0	$ 9.7	$(4.5)	$3,847.7	$5,095.4
Net income	-	-	-	-	-	1,067.0	1,067.0
Other comprehensive loss,
net of tax: (see Note 12)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	(14.2)	-	-	(14.2)
Foreign currency translation adjustment	-	-	-	-	(5.4)	-	(5.4)
Comprehensive income	-	-	-	(14.2)	(5.4)	1,067.0	1,047.4
Employee plans, net	-	0.7	24.5	-	-	-	25.2
Tax benefit for non-qualified stock options	-	-	4.5	-	-	-	4.5
Conversion of preferred stock	(0.1)	0.1	0.2	-	-	-	0.2
Repurchase of stock	-	(3.3)	(189.0)	-	-	-	(192.3)
Dividends:
Common	-	-	-	-	-	(414.5)	(414.5)
Preferred	-	-	-	-	-	(0.1)	(0.1)
Balance at December 31, 2001	$0.4	$310.5	$769.2	$ (4.5)	$(9.9)	$4,500.1	$5,565.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Description of Business - ALLTEL Corporation ("ALLTEL" or the "Company"), a Delaware corporation, is a customer-focused information technology company that provides wireless and wireline communications and information services. The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services, and information processing management services and advanced application software. (See Note 15 for information regarding ALLTEL's business segments.)

Basis of Presentation - ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements and such differences could be material. The consolidated financial statements include the accounts of ALLTEL, its subsidiary companies, majority-owned partnerships and controlled joint ventures. Investments in 20% to 50% owned entities and all unconsolidated partnerships are accounted for using the equity method. Investments in less than 20% owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method. All intercompany transactions, except those with certain affiliates described below, have been eliminated in the consolidated financial statements.

Service revenues consist of wireless access and network usage revenues, local service, network access, Internet access, long-distance and miscellaneous wireline operating revenues, information services' data processing and software maintenance revenues. Product sales primarily consist of the product distribution and directory publishing operations, information services' software licensing revenues and sales of communications and data processing equipment.

Reclassifications - Certain prior-year amounts have been reclassified to conform with the 2001 financial statement presentation, including the reclassification of the Personal Communications Services ("PCS") operations from the emerging businesses segment to the wireless segment. The Company also changed the reporting presentation for wireless equipment sales to a gross basis. Previously, the Company netted equipment sales against charges incurred to acquire new or retain existing customers and included the net amount in cost of products sold or operations expense. These reclassifications did not affect previously reported operating income or net income of the Company.

Transactions with Certain Affiliates - ALLTEL Communications Products, Inc. sells equipment to wireline subsidiaries of the Company ($108.3 million in 2001, $165.2 million in 2000 and $180.3 million in 1999) as well as to other affiliated and non-affiliated communications companies and other companies in related industries. The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements. ALLTEL Information Services, Inc. provides data processing services to the Company's wireline operations ($123.8 million in 2001, $120.6 million in 2000 and $105.9 million in 1999) in addition to other affiliated and non-affiliated companies. ALLTEL Publishing Corporation ("Publishing") provides directory publishing services to the wireline subsidiaries. Wireline revenues and sales include directory royalties received from Publishing ($50.0 million in 2001, $49.8 million in 2000 and $35.4 million in 1999) and amounts billed to other affiliates ($74.5 million in 2001 and $45.3 million in 2000) for interconnection and toll services. These intercompany transactions have not been eliminated because the revenues received from the affiliates and the prices charged by the communications products and information services subsidiaries are included in the wireline subsidiaries' (excluding the Nebraska operations) rate base and/or are recovered through the regulatory process.

Regulatory Accounting - The Company's wireline subsidiaries, except for the Nebraska operations, follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's wireline subsidiaries to depreciate wireline plant over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's wireline subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

Cash and Short-term Investments - Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined primarily using either an average original cost or first-in, first-out method of valuation.

Investments - Investments in equity securities are recorded at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in unconsolidated partnerships are accounted for using the equity method. All other investments are accounted for using the cost method. Investments are periodically reviewed for impairment. If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference. Investments were as follows at December 31:

	(Millions)
	2001	2000
Equity securities	$ 19.1	$ 13.7
Investments in unconsolidated partnerships	173.3	231.8
Other cost investments	59.2	76.9
Investments	$251.6	$322.4

Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships. The excess cost is being amortized on a straight-line basis over periods up to 40 years. As of December 31, 2001 and 2000, excess cost included in investments was $19.4 million and $25.4 million and was net of accumulated amortization of $9.1 million and $9.3 million, respectively. Amortization expense was $0.5 million in 2001, $2.9 million in 2000 and $7.0 million in 1999 and is included in equity earnings in unconsolidated partnerships in the accompanying consolidated statements of income.

Goodwill and Other Intangibles - Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations and is amortized on a straight-line basis over its estimated useful life. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless systems and acquisitions of wireline properties and information services companies. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. (See Note 3 for a discussion of significant acquisitions and purchase price allocations completed in the last three years.) Goodwill was as follows at December 31:

		(Millions)
	Amortization Period	2001	2000
Goodwill	7-40 years	$3,110.4	$3,421.5
Accumulated amortization		(476.8)	(397.6)
Goodwill, net		$2,633.6	$3,023.9

Other intangible assets primarily consist of the cost of PCS licenses, cellular licenses, franchise rights and customer lists. Amortization of the PCS licenses begins upon commencement of operations. Of the total costs capitalized related to PCS licenses, $13.9 million were subject to amortization at December 31, 2001 and 2000, respectively. During 2001, the Company sold 20 PCS licenses. (See Note 10.) Other intangible assets were as follows at December 31:

		(Millions)
	Amortization Period	2001	2000
PCS licenses	40 years	$ 78.0	$ 137.7
Cellular licenses	40 years	531.2	22.2
Franchise rights	25 years	79.5	79.5
Customer lists	5-6 years	219.1	7.0
Other	5-6 years	4.8	5.8
		912.6	252.2
Accumulated amortization		(114.1)	(34.0)
Other intangibles, net		$ 798.5	$ 218.2

Amortization of goodwill and other intangible assets is computed on a straight-line basis over the periods specified above. Goodwill amortization amounted to $84.3 million in 2001, $88.6 million in 2000 and $57.1 million in 1999. Amortization expense for other intangible assets was $54.7 million in 2001, $6.4 million in 2000 and $4.2 million in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:

Property, Plant and Equipment - Property, plant and equipment are stated at original cost. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment. Wireline plant consists of aerial and underground cable, conduit, poles, switches and other central office and transmission-related equipment. Information services plant consists of data processing equipment, purchased software and capitalized internal use software costs. Other plant consists of furniture, fixtures, vehicles, machinery and equipment. The costs of additions, replacements and substantial improvements are capitalized, while the costs of maintenance and repairs are expensed as incurred. For the Company's non-regulated operations, plant retirements are recorded at net book value plus salvage value, if any, with the corresponding gain or loss reflected in operating results. The Company's wireline subsidiaries utilize group composite depreciation. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation, and no gain or loss is recognized on the disposition of the plant. Depreciation expense amounted to $943.2 million in 2001, $824.8 million in 2000 and $754.5 million in 1999. Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Depreciable Lives
Buildings and improvements	5-46 years
Wireline	16-58 years
Wireless	4-20 years
Information services	3-10 years
Other	3-20 years

The Company capitalizes interest during the construction period. Capitalized interest during construction amounted to $20.4 million in 2001, $18.2 million in 2000 and $29.8 million in 1999 and is included in other income, net in the accompanying consolidated statements of income.

Impairment of Long-Lived Assets - Long-lived assets and intangibles including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

Capitalized Software Development Costs - For the Company's information services operations, research and development expenditures related to internally developed computer software are charged to expense as incurred. Software development costs incurred in the application development stage of internal use software are capitalized and recorded in plant in the accompanying consolidated balance sheets. The development costs of software to be marketed are charged to expense until technological feasibility is established. After that time, the remaining software development costs are capitalized and recorded in other assets in the accompanying consolidated balance sheets. Total capitalized software development costs were as follows at December 31:

	(Millions)
	2001	2000
Capitalized software development costs	$ 902.4	$ 734.4
Accumulated amortization	(437.7)	(352.2)
Capitalized software development costs, net	$ 464.7	$ 382.2

Amortization of the capitalized amounts is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, generally three to six years for software to be marketed. Internal use software is amortized over ten years. Amortization expense amounted to $85.5 million in 2001, $68.6 million in 2000 and $46.4 million in 1999. The Company periodically evaluates the carrying value of capitalized software development costs to be marketed. If the net realizable value of the capitalized software development costs is less than its carrying value, an impairment loss is recognized for the difference. The determination of net realizable value requires considerable judgment by management with respect to certain external factors, including, but not limited to, expected future revenues generated by the software, the estimated economic life of the software and changes in software and hardware technologies. Accordingly, it is reasonably possible that estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could be reduced in the near term, materially affecting the carrying value of capitalized software development costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:

Derivative Instruments - The Company uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes. The Company has entered into interest rate swap agreements and designated these derivatives as fair value hedges. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the interest rate swaps are recorded as assets or liabilities in the consolidated balance sheets at fair value, with changes in the fair value of the derivative and of the underlying hedged item attributable to the hedged risk recognized in earnings. Settlements of the interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when paid or received.

Preferred Stock - Cumulative preferred stock is issuable in series. The Board of Directors is authorized to designate the number of shares and fix the terms. There are 50.0 million no par value and 50.0 million $25 par value, non-voting shares authorized. Two series of no par value preferred stock were outstanding at December 31, 2001 and 2000. There were no shares of $25 par value preferred stock outstanding at December 31, 2001 and 2000. The Series C non-redeemable preferred shares are convertible at any time prior to redemption into 5.963 shares of ALLTEL common stock. The Series D redeemable preferred shares are convertible at any time prior to redemption into 5.486 shares of ALLTEL common stock. The Series D shares may be redeemed at the option of the Company or the holder at the $28 per share stated value. There were 44,881 shares and 50,233 shares of Series D stock outstanding at December 31, 2001 and 2000, respectively. The outstanding Series D stock of $1.3 million and $1.4 million at December 31, 2001 and 2000, respectively, is included in other liabilities in the accompanying consolidated balance sheets. During 2001, $150,000 of Series D stock was converted into ALLTEL common stock compared to $84,000 in 2000 and $119,000 in 1999.

Unrealized Holding Gain (Loss) on Investments - Equity securities of certain publicly traded companies owned by the Company have been classified as available-for-sale and are reported at fair value, with cumulative unrealized gains and losses reported, net of tax, as a separate component of shareholders' equity. The Company had unrealized gains (losses), net of tax, on investments in equity securities of $(4.5) million, $9.7 million and $599.6 million at December 31, 2001, 2000 and 1999, respectively. The unrealized gains (losses), including the related tax impact, are non-cash items, and accordingly, have been excluded from the accompanying consolidated statements of cash flows.

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

Revenue Recognition - Communications revenues are recognized when services are rendered to customers and are primarily derived from usage of the Company's networks and facilities. Sales of communications products including wireless handsets and accessories represent a separate earnings process and are recognized when products are delivered and accepted by customers. For transactions involving both the activation of service and the sale of equipment, the Company has allocated revenues based on fair value for the service element and the residual method for all other elements of the transaction. The Company has determined that the fair value of the service is reliable, verifiable and objective, since the pricing of the service element would not vary based on the pricing of equipment or the waiver of an activation fee. Certain fees assessed to communications customers to activate service are deferred and recognized over the expected life of the customer relationship. Direct incremental customer acquisition costs incurred in the activation of service not involving the sale of equipment are deferred up to the amount of the related revenues.

Information services revenues consist of data processing revenue recognized as services are performed, software licensing revenue recognized when delivery of the software occurs, and software maintenance revenue recognized ratably over the maintenance period. Certain long-term information services contracts that include a software license element are accounted for using the percentage-of-completion method. Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. Due to the uncertainty of these estimates, it is reasonably possible that these estimates could change in the near term and the change could be material to the accompanying consolidated financial statements. For all other operations, revenue is recognized when products are delivered and accepted by customers or when services are rendered to customers in accordance with contract terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:

Included in accounts receivable are unbilled receivables of $217.1 million and $250.9 million at December 31, 2001 and 2000, respectively. Included in these unbilled receivables are amounts totaling $36.3 million and $55.4 million at December 31, 2001 and 2000, respectively, which represent costs and estimated earnings in excess of billings related to long-term information services contracts accounted for under the percentage-of-completion method.

Advertising - Advertising costs are expensed as incurred. Advertising expense totaled $260.8 million in 2001, $265.9 million in 2000 and $237.2 million in 1999.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. For the Company's regulated operations, the adjustment in deferred tax balances for the change in tax rates is reflected as regulatory assets or liabilities. These regulatory assets and liabilities are amortized over the lives of the related depreciable asset or liability concurrent with recovery in rates. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Earnings Per Share - Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all unexercised stock options and outstanding preferred stock. Options to purchase approximately 9.6 million, 8.3 million and 0.2 million shares of common stock at December 31, 2001, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share because the effect of including them was anti-dilutive.

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2001	2000	1999
Basic earnings per share:
Income before cumulative effect of accounting change	$1,047.5	$1,965.4	$783.6
Preferred dividends	0.1	0.1	0.9
Net income applicable to common shares before
cumulative effect of accounting change	$1,047.4	$1,965.3	$782.7
Weighted average common shares outstanding for the year	311.4	314.4	312.8
Basic earnings per share before cumulative effect
of accounting change	$3.36	$6.25	$2.50
Diluted earnings per share:
Net income applicable to common shares before
cumulative effect of accounting change	$1,047.4	$1,965.3	$782.7
Adjustment for convertible preferred stock dividends	0.1	0.1	0.2
Net income applicable to common shares before
cumulative effect of accounting change and
assuming conversion of preferred stock	$1,047.5	$1,965.4	$782.9
Weighted average common shares outstanding for the year	311.4	314.4	312.8
Increase in shares, which would result from:
Exercise of stock options	1.8	2.4	3.6
Conversion of convertible preferred stock	0.3	0.4	0.4
Weighted average common shares, assuming
conversion of the above securities	313.5	317.2	316.8
Diluted earnings per share before cumulative effect
of accounting change	$3.34	$6.20	$2.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued  SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Accordingly, the use of the pooling-of-interests method of accounting for business combinations has been eliminated. In addition, SFAS No. 141 requires that, on the date of acquisition, identifiable intangible assets should be recognized separate and apart from goodwill if the intangible assets meet certain criteria. SFAS No. 142 will change the accounting for goodwill and other indefinite lived intangible assets from an amortization method to an impairment-only approach. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, ceased as of January 1, 2002 for calendar year companies such as ALLTEL. Under SFAS No. 142, goodwill will be assigned to a company's reporting units and an initial impairment test by reporting unit must be completed by June 30, 2002.

Goodwill will be tested for impairment annually using a consistent measurement date. Amortization of intangible assets with indefinite lives other than goodwill also ceased as of January 1, 2002, although such intangible assets will be required to be tested for impairment at least annually, in a manner similar to goodwill. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Accordingly, the current 40-year maximum estimated life specified in Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets" will no longer apply.

The Company has determined its applicable reporting units and assigned goodwill to them. In addition, the Company is conducting a review of its other identifiable intangible assets to determine whether any of those assets would meet the indefinite life criteria outlined in SFAS No. 142. By the end of the first quarter of 2002, ALLTEL expects to complete the initial impairment review of its indefinite-lived intangible assets, including goodwill. At this time, the Company has not determined whether an impairment charge will be recognized upon adoption of these standards. Accordingly, ALLTEL cannot determine the full impact that adopting these standards will have on the Company's consolidated financial statements other than the effects of no longer amortizing goodwill, which will result in pretax annual expense savings of approximately $85.0 million.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 will apply to fiscal years beginning after June 15, 2002, and will address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 applies to fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of an impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business, but retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting obligation to a component of an entity that either has been disposed of or is classified as held for sale. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Cumulative Effect of Accounting Change:

In the second quarter of 2001, the Company changed its method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the "ALLTEL Plan"), a defined benefit pension plan covering substantially all employees working in the Company's communications and corporate operations. The change in accounting was completed in conjunction with the Company's decision to conform future benefits earned under the subsidiary's plan with the ALLTEL Plan, effective June 1, 2001. The change in accounting, retroactive to January 1, 2001, affected both the computation and amortization of unrecognized actuarial gains and losses for purposes of calculating annual pension cost related to the subsidiary's pension plan. The change included modifying the method by which the market-related value of plan assets was determined from a calculated five-year average to actual fair value. In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets are amortized on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5% corridor are amortized over the average remaining service life of active plan participants (approximately 13 years).

Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and achieve consistency with the ALLTEL Plan. Effective January 1, 2002, the subsidiary's plan was merged into the ALLTEL Plan. The effect of these changes in 2001 was to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million. The cumulative effect of retroactively applying these changes to periods prior to 2001 resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million, and is included in net income for the year ended December 31, 2001.

Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform its revenue recognition policies to the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". In prior years, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers. With the change, the Company now recognizes wireless access revenues over the period in which the corresponding services are provided. Because the Company bills its customers on a cycle basis throughout the month, this change in accounting resulted in the continuous deferral of approximately 15 days of wireless access revenue. In addition, certain fees assessed to communications customers to activate service were previously recognized when billed. With the change in accounting, the Company now recognizes these fees over the expected life of the customer. The effect of these changes in revenue recognition for 2000 was to decrease income before cumulative effect of accounting change by $4.6 million or $.01 per share. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million, and is included in net income for the year ended December 31, 2000.

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2001, 2000 and 1999 assume that the changes in accounting principle were applied retroactively:

(Millions, except per share amounts)		2001	2000	1999
Net income:
As reported		$1,067.0	$1,928.8	$783.6
Effect of change in revenue recognition		-	36.6	(18.7)
Effect of change in pension accounting		(19.5)	4.1	2.0
Pro forma		$1,047.5	$1,969.5	$766.9
Basic earnings per share:	As reported	$3.42	$6.13	$2.50
	Pro forma	$3.36	$6.26	$2.45
Diluted earnings per share:	As reported	$3.40	$6.08	$2.47
	Pro forma	$3.34	$6.21	$2.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Mergers and Acquisitions:

On October 3, 2000, ALLTEL purchased wireless properties in Louisiana from SBC Communications, Inc. ("SBC"). In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition.

In 2000, ALLTEL, Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") exchanged wireless properties in 13 states. On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the exchange of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties. In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. ALLTEL accounted for these exchange transactions as purchase business combinations, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired properties from the applicable dates of acquisition.

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2000 and 1999 assume that the wireless property exchanges with Bell Atlantic and GTE were completed as of January 1, 1999:

(Millions, except per share amounts)	2000	1999
Revenues and sales	$7,359.3	$6,822.3
Income before cumulative effect of accounting change	$1,090.0	$ 656.9
Combined earnings per share before cumulative effect
of accounting change:
Basic	$3.47	$2.10
Diluted	$3.44	$2.07

The pro forma amounts represent the historical operating results of the properties acquired from Bell Atlantic and GTE with appropriate preliminary adjustments that give effect to depreciation and amortization and interest expense. The pretax gain of $1,345.5 million (net of related tax expense of $565.9 million) recognized by ALLTEL related to the wireless property exchanges (see Note 10) has been excluded from the pro forma net income and earnings per share amounts presented. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Bell Atlantic and GTE properties had been operated by ALLTEL during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses.

Operating results of the wireless properties divested in the transactions with Bell Atlantic and GTE included in the Company's consolidated results of operations for the year ended December 31, 2000 were as follows:

(Millions)
Revenues and sales	$ 216.5
Operating income	$ 73.1

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

In 2001, the Company recorded the final purchase price allocation related to wireless property acquisitions with Bell Atlantic, GTE and SBC.   Amortization of the customer lists, cellular licenses and goodwill is being recorded on a straight-line basis over 6, 40 and 25 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Mergers and Acquisitions, Continued:

The following table summarizes the assets acquired, liabilities assumed, common stock issued and assets exchanged, reflecting the final purchase price adjustments, for the various business combinations completed during 2000:

	(Millions)
	Acquired from				Combined
	Bell Atlantic	GTE	SBC	Other	Totals
Fair value of assets acquired	$ 332.3	$ 596.8	$ 70.2	$ 18.7	$ 1,018.0
Goodwill	487.3	629.4	162.3	70.0	1,349.0
Cellular licenses	175.0	273.0	61.0	-	509.0
Customer lists	51.0	134.0	27.0	-	212.0
Net deferred tax assets (liabilities)
established on acquired assets	38.5	(25.9)	98.1	-	110.7
Liabilities assumed	-	(425.0)	(31.0)	(2.6)	(458.6)
Common stock issued	-	-	-	(58.0)	(58.0)
Fair value of assets exchanged	(459.8)	(1,399.2)	-	-	(1,859.0)
Net cash paid (received)	$ 624.3	$ (216.9)	$ 387.6	$ 28.1	$ 823.1

In September 1999, the Company completed mergers with Liberty Cellular, Inc. ("Liberty") and its affiliate KINI L.C. Under terms of the merger agreements, the outstanding stock of Liberty and the outstanding ownership units of KINI L.C. were exchanged for approximately 7.0 million shares of ALLTEL's common stock. In July 1999, the Company completed its merger with Aliant Communications Inc. ("Aliant"). Under terms of the merger agreement, each outstanding share of Aliant common stock was converted into the right to receive .67 shares of ALLTEL common stock, 23.9 million common shares in the aggregate. These mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. In January 1999, the Company completed a merger with Standard Group, Inc. In September 1999, the Company also completed mergers with Advanced Information Resources, Limited ("AIR") and Southern Data Systems ("Southern Data"). In connection with the mergers, approximately 6.5 million shares of ALLTEL common stock were issued. All three mergers qualified as tax-free reorganizations and were accounted for as poolings-of-interests. Prior period financial information was not restated, because the operations of the three acquired companies were not significant to ALLTEL's consolidated financial statements on either a separate or aggregate basis. The accompanying consolidated financial statements include the accounts and results of the acquired operations from the dates of acquisition.

In connection with the mergers and acquisitions discussed above, the Company recorded merger and integration expenses and other charges in 2000 and 1999. (See Note 9.)

4. Financial Instruments and Investments:

The carrying amount of cash and short-term investments approximates fair value due to the short maturities of the instruments. The fair values of the Company's investments, long-term debt, redeemable preferred stock and interest rate swaps were as follows at December 31:

(Millions)
	2001		2000
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Investments	$ 251.6	$ 251.6	$ 322.4	$ 322.4
Long-term debt	$3,955.7	$3,861.5	$4,653.4	$4,611.7
Redeemable preferred stock	$ 15.2	$ 1.3	$ 17.2	$ 1.4
Interest rate swaps	$ 8.6	$ 8.6	$ -	$ -

The fair value of investments was based on quoted market prices and the carrying value of investments for which there were no quoted market prices. The fair value of long-term debt, after deducting current maturities, was estimated based on the overall weighted rates and maturities of the Company's long-term debt compared to rates and terms currently available in the long-term financing markets. The fair value of the redeemable preferred stock was estimated based on the conversion of the Series D convertible redeemable preferred stock to common stock of the Company. Fair values of the interest rate swaps were based on quoted market prices. There was no material impact to earnings due to hedge ineffectiveness for the interest rate swaps designated as fair value hedges. The fair value of all other financial instruments was estimated by management to approximate carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt:

Long-term debt was as follows at December 31:

	(Millions)
	2001	2000
Debentures and notes, without collateral,
Weighted rate 7.3% in 2001 and 2000
Weighted maturity 9 years in 2001 and 10 years in 2000	$3,389.4	$3,412.8
Commercial paper borrowings,
Weighted rate 2.2% in 2001 and 6.5% in 2000
Weighted maturity 4 years in 2001 and 5 years in 2000	230.1	835.5
Rural Telephone Bank and Federal Financing Bank notes,
Weighted rate 6.7% in 2001 and 7.4% in 2000
Weighted maturity 14 years in 2001 and 2000	210.6	297.4
First mortgage bonds and collateralized notes,
Weighted rate 6.7% in 2001 and 7.4% in 2000
Weighted maturity 3 years in 2001 and 6 years in 2000	19.1	65.0
Rural Utilities Service notes,
Weighted rate 4.9% in 2001 and 4.8% in 2000
Weighted maturity 14 years in 2001 and 2000	59.3	64.1
Industrial revenue bonds,
Weighted rate 6.1% in 2001 and 2000
Weighted maturity 6 years in 2001 and 7 years in 2000	4.6	5.2
	3,913.1	4,680.0
Less current maturities	(51.6)	(68.3)
Total long-term debt	$3,861.5	$4,611.7
Weighted rate	6.9%	7.2%
Weighted maturity	9 years	9 years

Commercial Paper - Commercial paper borrowings consist of discounted notes that are exempt from registration under the Securities Act of 1933. Under terms of the program, the total amount outstanding, including any indebtedness incurred under the revolving credit agreement, may not exceed $1.25 billion. Commercial paper borrowings up to $1.0 billion are classified as long-term debt because these borrowings are a component of the revolving credit agreement. Commercial paper borrowings in excess of $1.0 billion are classified as short-term debt.

Revolving Credit Agreement - The Company has a $1.0 billion unsecured line of credit under a revolving credit agreement. This agreement was amended in 2001 to provide that $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005. It is the Company's intention to continue to renew this agreement. The revolving credit agreement provides for a variety of pricing options. Commercial paper borrowings are deducted in determining the total amount available for borrowing under the revolving credit agreement. At December 31, 2001, the amount available for borrowing under the revolving credit agreement was $769.9 million.

The revolving credit agreement contains various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a long-term debt to capitalization ratio of less than 65 percent. As of December 31, 2001, the Company's long-term debt to capitalization ratio was 41.3 percent. Another covenant of the revolving credit agreement would restrict the Company from incurring additional short-term debt, if the Company's credit rating were to fall below investment grade. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $4,167.6 million at December 31, 2001. Certain assets of the wireline subsidiaries have been pledged as collateral on $293.6 million of obligations.

Interest expense on long-term debt amounted to $285.5 million in 2001, $302.8 million in 2000 and $278.9 million in 1999. At December 31, 2001 and 2000, accrued interest on long-term debt was $66.4 million and $72.7 million, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets. Maturities and sinking fund requirements for the four years after 2001 for long-term debt outstanding, excluding commercial paper borrowings, as of December 31, 2001, were $490.7 million, $298.7 million, $240.6 million and $643.0 million for the years 2003 through 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stock-Based Compensation Plans:

Under the Company's stock-based compensation plans, the Company may grant fixed and performance-based incentive and non-qualified stock options to officers and other key employees. The maximum number of shares of the Company's common stock that may be issued to officers and other key employees under all stock option plans in effect at December 31, 2001 is 35.3 million shares. Fixed options granted under the stock option plans generally become exercisable over a period of one to five years after the date of grant. Certain fixed options granted in 2000 become exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant. Certain fixed options granted in 1997 become exercisable in equal increments over a six-year period beginning three years after the date of grant. In 1997, performance-based options were granted that become exercisable one year after the date in which certain performance goals related to operating income growth and return on invested capital are achieved for the four most recent consecutive calendar quarters. Four separate levels of performance goal targets were established, each specifying different minimum growth and rates of return. Depending upon which of the four performance goal target levels is attained, 25%, 50%, 75% or 100% of the option award will vest and become exercisable. Options related to the 25% performance goal target have vested. In 2001, all remaining unvested performance options were cancelled as the remaining performance targets were not achieved.

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

The fair value of each stock option granted as identified below was calculated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2001	2000	1999
Expected life	5.0 years	5.0 years	5.1 years
Expected volatility	29.4%	26.0%	22.0%
Dividend yield	2.2%	2.0%	1.9%
Risk-free interest rate	5.0%	6.3%	4.8%

Set forth below is certain information related to stock options outstanding under the Company's stock-based compensation plans:

	(Thousands)			Weighted Average Price
	Shares			Per Share
	2001	2000	1999	2001	2000	1999
Outstanding at beginning of period	14,859.7	10,814.2	10,227.0	$51.81	$42.71	$32.53
Granted	3,283.0	5,710.2	3,429.0	61.27	65.49	65.16
Exercised	(946.9)	(971.2)	(1,827.5)	32.91	30.34	27.35
Forfeited	(814.0)	(693.5)	(1,014.3)	62.57	52.58	43.62
Expired	(127.3)	-	-	31.30	-	-
Outstanding at end of period	16,254.5	14,859.7	10,814.2	$54.45	$51.81	$42.71

Exercisable at end of period	5,409.0	4,067.3	3,186.7	$43.08	$36.72	$29.47
Non-vested at end of period:
Fixed	10,845.4	10,667.5	7,465.1
Performance-based	-	124.9	162.4
Weighed average fair value of stock
options granted during the year	$16.98	$18.59	$15.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stock-Based Compensation Plans, Continued:

The following is a summary of stock options outstanding as of December 31, 2001:

	Options outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise Price	Shares	Contractual Life	Per Share	Shares	Per Share
$15.75 - $21.76	262.8	0.3 years	$20.02	262.8	$20.02
$24.62 - $36.44	3,958.9	4.9 years	32.34	2,858.5	31.66
$39.19 - $47.30	983.3	6.1 years	43.19	606.5	43.20
$52.75 - $63.75	4,571.8	8.8 years	60.19	118.7	60.88
$64.56 - $68.25	6,284.2	8.0 years	66.85	1,452.1	66.05
$70.75 - $73.25	193.5	7.6 years	72.20	110.4	71.77
	16,254.5	7.2 years	$54.45	5,409.0	$43.08

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not record compensation expense for any of the fixed stock options granted. For performance-based options, compensation expense is recognized over the expected vesting period of the options and is adjusted for changes in the number of options expected to vest and the market value of the Company's common stock. Compensation expense (credit) for the performance-based options amounted to $(2.3) million in 2001, $0.2 million in 2000 and $(0.5) million in 1999. Had compensation expense for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31:

(Millions, except per share amounts)		2001	2000	1999
Income before cumulative effect
of accounting change:	As reported	$1,047.5	$1,965.4	$783.6
	Pro forma	$1,020.7	$1,946.5	$770.5
Basic earnings per share before cumulative
effect of accounting change:	As reported	$3.36	$6.25	$2.50
	Pro forma	$3.28	$6.19	$2.46
Diluted earnings per share before cumulative
effect of accounting change:	As reported	$3.34	$6.20	$2.47
	Pro forma	$3.26	$6.14	$2.43

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

7. Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

The Company has trusteed, non-contributory defined benefit pension plans which provide retirement benefits for eligible employees of the Company. Assets of these plans include ALLTEL common stock. At December 31, 2001 and 2000, the plans' investment in ALLTEL common stock was $41.4 million and $40.9 million, respectively.

During the fourth quarter of 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses as a component of determining its annual pension cost. In prior years, the Company amortized unrecognized actuarial gains and losses over the average remaining service life of active employees (approximately 13 years). With this change, the Company now amortizes unrecognized gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over 5 years. Unrecognized actuarial gains and losses below the 17.5% corridor will continue to be amortized over the average remaining service life of active employees. The Company believes the accelerated amortization method is preferable as it will result in more timely recognition of significant actuarial gains and losses in computing the Company's annual pension cost. The effect of this change in 2000 was to increase pension income by $4.1 million and income before cumulative effect of accounting change by $2.4 million. This change in accounting principle was not material to previously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

reported 2000 quarterly results of operations, and accordingly, those quarterly results were not restated. There was no cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000. (See Note 2 for a discussion of a similar change in accounting for a subsidiary's pension plan completed in 2001.)

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. During 2001, the Company incurred special termination benefits related to an early retirement program offered to employees meeting certain age and service requirements. (See Note 9 for a further discussion of these special termination benefits incurred by the Company in 2001.)

The components of pension income, including provision for executive compensation agreements, and postretirement expense were as follows for the years ended December 31:

	(Millions)
	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Benefits earned during the year	$ 24.5	$ 23.9	$ 21.3	$ 0.7	$ 0.6	$ 1.0
Interest cost on benefit obligation	45.4	42.9	40.8	9.1	8.9	8.4
Amortization of transition (asset) obligation	(2.6)	(2.6)	(2.6)	1.0	1.0	1.0
Amortization of prior service (credit) cost	(8.6)	(0.7)	(0.3)	0.2	0.2	0.2
Recognized net actuarial (gain) loss	(4.1)	(16.1)	(3.7)	1.3	1.0	0.8
Expected return on plan assets	(63.7)	(65.3)	(58.3)	-	-	-
Net periodic benefit (income) expense	(9.1)	(17.9)	(2.8)	12.3	11.7	11.4
Special termination benefits and curtailment	16.9	-	-	4.6	-	-
Total net periodic benefit (income) expense	$ 7.8	$(17.9)	$ (2.8)	$16.9	$11.7	$11.4

The following table presents a summary of plan assets, projected benefit obligation and funded status of the plans at December 31:

	(Millions)
	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
Fair value of plan assets at beginning of year	$783.1	$831.9	$ -	$ -
Employer contributions	6.2	4.1	8.1	8.4
Participant contributions	-	-	4.2	2.3
Actual return on plan assets	(31.3)	(12.6)	-	-
Benefits paid	(46.6)	(40.3)	(12.3)	(10.7)
Fair value of plan assets at end of year	711.4	783.1	-	-
Projected benefit obligation at beginning of year	614.2	587.1	121.1	116.8
Benefits earned	24.5	23.9	0.7	0.6
Interest cost on projected benefit obligations	45.4	42.9	9.1	8.9
Participant contributions	-	-	4.2	2.3
Special termination benefits and curtailment	16.9	-	4.6	-
Plan amendments	(7.5)	-	14.4	-
Actuarial loss	24.6	0.6	44.1	3.2
Benefits paid	(46.6)	(40.3)	(12.3)	(10.7)
Projected benefit obligation at end of year	671.5	614.2	185.9	121.1
Plan assets in excess of (less than) projected benefit obligation	39.9	168.9	(185.9)	(121.1)
Unrecognized actuarial (gain) loss	22.1	(142.7)	71.0	29.0
Unrecognized prior service cost (credit)	(1.1)	5.3	17.8	2.0
Unrecognized net transition (asset) obligation	(3.4)	(6.0)	9.1	11.7
Net amount recognized	$57.5	$25.5	$(88.0)	$(78.4)
Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$95.4	$60.9	$ -	$ -
Accrued benefit cost liability	(37.9)	(35.4)	(88.0)	(78.4)
Net amount recognized	$57.5	$25.5	$(88.0)	$(78.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	8.50%	8.50%	-	-
Rate of compensation increase	4.50%	5.00%	-	-
Healthcare cost trend rate	-	-	10.00%	6.00%

For the pension plan with accumulated benefit obligations in excess of plan assets, both the projected benefit obligation and accumulated benefit obligation were $37.9 million and $35.4 million at December 31, 2001 and 2000, respectively. There are no assets held in this plan, as the Company funds the accrued costs of this plan as benefits are paid.

The healthcare cost trend rate will decrease on a graduated basis to an ultimate rate of five percent in 2006. A one percent change in the assumed healthcare cost trend rate would affect the postretirement benefit cost by approximately $0.6 million for the year ended December 31, 2001. A one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation as of December 31, 2001, by approximately $17.2 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation as of December 31, 2001, by approximately $14.5 million.

The Company has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees, except bargaining unit employees. The amount of profit-sharing contributions to the plan is determined annually by the Company's Board of Directors. Profit-sharing expense amounted to $26.1 million in 2001, $26.4 million in 2000 and $34.1 million in 1999.

The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees, except bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans. The Company also makes annual contributions to the plans. Expense recorded by the Company related to these plans amounted to $16.9 million in 2001, $16.2 million in 2000 and $15.9 million in 1999.

8. Lease Commitments:

Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for office space, office equipment, real estate and tower space were as follows as of December 31, 2001:

Year	(Millions)
2002	$ 90.1
2003	72.4
2004	49.7
2005	37.7
2006	26.3
Thereafter	93.2
Total	$369.4

Rental expense totaled $114.2 million in 2001, $104.3 million in 2000 and $71.4 million in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Merger and Integration Expenses and Other Charges:

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during each of the four quarters of 2001. During the third and fourth quarters of 2001, the Company also recorded write-downs in the carrying value of certain cell site equipment to fair value. The write-downs in cell site equipment resulted from the Company's exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001. A summary of the restructuring and other charges recorded in 2001 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$54.9	$1.6	$ 5.5	$0.1	$62.1
Lease termination costs	5.2	0.5	0.4	-	6.1
Write-down of software development costs	8.9	-	-	-	8.9
Write-down of cell site equipment	-	-	9.5	5.6	15.1
Total restructuring charge	$69.0	$2.1	$15.4	$5.7	$92.2
Number of employees terminated	1,247	170	216	11	1,644
Number of lease sites terminated	48	10	2	3	63

As indicated in the table above, the restructuring charges consisted of $62.1 million in severance and employee benefit costs related to planned workforce reductions, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges were non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in December 2001 and resulted in the elimination of 1,644 employees, including the employees who accepted the early retirement incentive. The work force reductions occurred primarily in operations management, engineering, sales and the corporate support functions. As of December 31, 2001, the Company had paid $37.9 million in severance and employee-related expenses and all of the employee reductions had been completed.

The lease termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 63 operating locations that the Company abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of ALLTEL, markets IBM's Corebank software, a real time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

During the fourth quarter of 2000, in connection with the purchase of wireless assets from SBC, the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with its September 1999 restructuring of the wireline operations. This adjustment primarily reflected differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan from 248 to 242.

In connection with the exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges during the second and third quarters of 2000, consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The integration plan, completed in September 2000, provided for the elimination of 22 employees in the Company's wireless operations management, engineering and sales support functions. In connection with this integration plan, the Company recorded a charge of $9.2 million in the third quarter of 2000, consisting of $8.9 million in branding and signage costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Merger and Integration Expenses and Other Charges, Continued:

and $0.3 million in severance and employee-related expenses. In the second quarter of 2000, the Company recorded a charge of $8.8 million, which consisted of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. During 2000, the Company paid $5.3 million in severance and employee-related expenses and completed all of the employee reductions associated with these integration activities.

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

In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million during the first quarter of 2000. This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan, which resulted in the elimination of 199 employees, was completed in July 2000. As of December 31, 2001, the Company had paid $5.9 million in severance and employee-related expenses and all of the employee reductions had been completed. The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for facilities that the Company abandoned, net of anticipated sublease income.

In 1999, the Company recorded a pretax charge of $90.5 million in connection with its mergers with Aliant, Liberty, AIR and Southern Data and with certain loss contingencies and other restructuring activities. The merger and integration expenses, which totaled $73.4 million, included professional and financial advisors' fees of $24.4 million, severance and employee-related expenses of $15.4 million and other integration costs of $33.6 million. The Company's merger and integration plan, as approved by ALLTEL's Board of Directors, provided for a reduction of 160 employees of Aliant and 40 employees of Liberty, primarily in the corporate support functions, to be substantially completed by the third quarter of 2000. As previously discussed, in the second quarter of 2000, the Company reduced the expected number of Aliant employees to be terminated to 132 and decreased the related accrued liability by $2.0 million. In the third quarter of 2000, the Company further reduced the accrued liabilities related to the Aliant and Liberty mergers by $0.5 million. As of December 31, 2001, the Company had paid $11.8 million in severance and employee-related expenses and all of the 172 employee reductions had been completed. The other integration costs included $12.5 million of lease termination costs, $10.2 million of costs associated with the early termination of certain service obligations and a $4.6 million write-down in the carrying value of certain in-process and other software development assets that have no future alternative use or functionality. Also included are other integration costs incurred in the third quarter consisting of branding and signage costs of $4.1 million and other expenses of $2.2 million.

The lease termination costs included a cancellation fee of $7.3 million representing the negotiated settlement to terminate the Company's contractual commitment to lease building space previously occupied by the former 360 Communications Company ("360") operations acquired in 1998. The lease termination costs also included a $4.1 million write-off of capitalized leasehold improvements and $1.1 million in other disposal costs. The contract termination fees included $5.2 million related to long-term contracts with an outside vendor for customer billing services to be provided to the Aliant and Liberty operations until conversion of these operations to the Company's own internal billing system occurred. Conversion of the Liberty operations was completed in November 1999, and conversion of the Aliant operations began in 2001. The $5.2 million amount represented the termination fee specified in the contracts. Of the total termination fee, $2.4 million has been paid with the remainder due in installments upon completion of the conversion of the Aliant operations to ALLTEL's billing system. The Company also recorded an additional $5.0 million charge to reflect the actual cost of terminating its contract with Convergys Corporation ("Convergys") for customer billing services to be provided to the former 360 operations. In September 1999, the Company and Convergys agreed to a final contract termination fee of $55.0 million, of which $50.0 million of termination costs were recorded in 1998. Through December 31, 2001, the Company had paid $50.0 million of the termination fee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Merger and Integration Expenses and Other Charges, Continued:

In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $17.1 million in 1999. This charge consisted of $10.8 million in severance and employee benefit costs related to a planned workforce reduction and $6.3 million in lease termination costs related to the consolidation of certain operating locations. The restructuring plan provided for the termination of approximately 308 employees in the Company's wireline operations support functions to be completed in 2000. As previously discussed, during 2000, the Company reduced the expected number of employees to be terminated to 242 and decreased the related liability by $2.1 million. During 2000, the Company completed all of the employee reductions and paid $8.7 million in severance-related expenses.

The following is a summary of activity related to the liabilities associated with the Company's merger and integration expenses and other charges at December 31:

	(Millions)
	2001	2000
Balance, beginning of year	$ 16.5	$ 66.5
Merger and integration expenses and other charges	92.2	30.0
Reversal of acccrued liabilities	-	(4.6)
Non-cash charges for employee benefits	(22.6)	-
Non-cash write-down of assets	(24.0)	(1.6)
Cash outlays	(45.0)	(73.8)
Balance, end of year	$ 17.1	$ 16.5

As of December 31, 2001, the remaining unpaid liability related to the Company's merger and integration and restructuring activities consists of contract termination fees of $7.8 million, severance and employee-related expenses of $4.5 million and lease cancellation and termination costs of $4.8 million and is included in other current liabilities in the accompanying consolidated balance sheets. The merger and integration expenses and other charges decreased net income $54.8 million, $15.0 million and $66.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

10. Gain on Disposal of Assets and Other:

In the second quarter of 2001, the Company recorded a pretax adjustment of $4.4 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. ("BellSouth") initially recorded in the first quarter of 2001, as discussed below. The Company also recorded a pretax adjustment of $2.4 million to increase the gain recognized from the sale of PCS licenses to Verizon Wireless also completed during the first quarter of 2001. These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred. In addition, during the second quarter of 2001, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt. In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 PCS licenses to Verizon Wireless completed in February 2001. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a wireless partnership with BellSouth involving properties in four states. Upon dissolution, the partnership assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of certain investments.

During the fourth quarter of 2000, the Company recorded pretax gains totaling $85.7 million from the sale of investments, including ALLTEL's remaining investment in WorldCom common stock. Proceeds from the investment sales amounted to $102.2 million. The Company also recorded a pretax gain of $35.5 million from the sale of its PCS operations in Birmingham, Ala. In addition, the Company recorded a pretax adjustment of $5.7 million to decrease the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE initially recorded in the second quarter of 2000. These transactions increased net income in the fourth quarter by $67.0 million. In the third quarter of 2000, the Company recorded pretax gains totaling $476.3 million from the sale of a portion of its investment in WorldCom common stock. Proceeds from the investment sales amounted to $516.0 million. The Company also recorded a pretax adjustment of $1.4 million to reduce the gain recognized from the property exchanges with Bell Atlantic and GTE. This adjustment, along with the $5.7 million fourth quarter adjustment previously discussed, primarily reflected differences between the actual and estimated book values of the properties transferred. The third quarter transactions increased net income $282.3 million. During the second quarter of 2000, the Company recorded pretax gains totaling $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and from the sale of certain PCS assets. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Gain on Disposal of Assets and Other, Continued:

APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions and APEX's bankruptcy filing. These transactions increased net income in the second quarter by $775.1 million.

During 1999, the Company recorded a pretax gain of $43.1 million from the sale of a portion of its investment in WorldCom common stock. Proceeds from this sale amounted to $45.0 million. This transaction increased net income by $27.2 million.

11. Income Taxes:

Income tax expense was as follows for the years ended December 31:

	(Millions)
	2001	2000	1999
Current
Federal	$ 506.5	$ 703.7	$428.8
State and other	74.7	186.1	65.2
	581.2	889.8	494.0
Deferred:
Federal	102.5	417.4	48.9
State and other	21.0	79.8	7.4
	123.5	497.2	56.3
Investment tax credit amortized	(0.4)	(1.7)	(3.1)
	$ 704.3	$1,385.3	$547.2

Deferred income tax expense for 2001 primarily results from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the financial statements. Deferred income tax expense for 2000 primarily reflects the difference in the gain amount recognized for income tax purposes and the gain amount recorded in the financial statements related to the wireless property exchanges with Bell Atlantic and GTE.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2001	2000	1999
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
Investment tax credit	-	(0.1)	(0.2)
State income taxes, net of federal benefit	3.5	5.1	3.6
Amortization of intangibles	1.6	1.0	1.2
Merger and integration expenses	-	-	0.7
Other items	0.1	0.3	0.8
Effective income tax rates	40.2%	41.3%	41.1%

The significant components of the net deferred income tax liability were as follows at December 31:

	(Millions)
	2001	2000
Property, plant and equipment	$698.5	$612.4
Goodwill and other intangibles	(86.9)	(143.0)
Partnership investments	68.4	(299.8)
Capitalized computer software	68.4	77.6
Unrealized holding gain (loss) on investments	(3.0)	0.9
Operating loss carryforwards	(5.4)	(7.3)
Other, net	(5.9)	(27.2)
	734.1	213.6
Valuation allowance	3.9	3.4
Deferred income taxes	$738.0	$217.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes, Continued:

At December 31, 2001 and 2000, total deferred tax assets were $229.6 million and $678.7 million, respectively, and total deferred tax liabilities were $967.6 million and $895.7 million, respectively. As of December 31, 2001 and 2000, the Company had available tax benefits associated with federal and state operating loss carryforwards of $5.4 million and $7.3 million, respectively, which expire annually in varying amounts to 2012. The valuation allowance primarily represents tax benefits of certain state operating loss carryforwards and other deferred tax assets, which may expire and not be utilized.

12. Other Comprehensive Income (Loss):

For the Company, other comprehensive income (loss) consists of unrealized holding gains (losses) on its investments in equity securities and foreign currency translation adjustments. The components of other comprehensive income (loss) were as follows for the years ended December 31:

	(Millions)
	2001	2000	1999
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	$ (19.3)	$ (375.9)	$ 83.5
Income tax expense (benefit)	(6.5)	(123.2)	11.0
	(12.8)	(252.7)	72.5
Less: reclassification adjustments on gains
included in net income for the period	(2.4)	(562.0)	(43.1)
Income tax expense	1.0	224.8	15.9
	(1.4)	(337.2)	(27.2)
Net unrealized gains (losses) in the period	(21.7)	(937.9)	40.4
Income tax benefit	(7.5)	(348.0)	(4.9)
	(14.2)	(589.9)	45.3
Foreign currency translation	(5. 4)	1.0	0.1
Other comprehensive income (loss) before tax	(27.1)	(936.9)	40.5
Income tax benefit	(7.5)	(348.0)	(4.9)
Other comprehensive income (loss)	$ (19.6)	$ (588.9)	$ 45.4

13. Litigation-Claims and Assessments:

In July 1996, the Georgia Public Service Commission (the "Georgia PSC") issued an order requiring that ALLTEL's wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24.0 million, prospectively, effective July 1, 1996. The Georgia PSC's action was in response to the Company's election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law. The Company appealed the Georgia PSC order. The Georgia PSC's authority to conduct the rate proceeding was considered first by the Superior Court of Fulton County, Georgia (the "Superior Court") and then by the Georgia Court of Appeals and finally the Georgia Supreme Court. In October 1998, the Georgia Supreme Court ruled that the Georgia PSC had the authority to conduct the rate proceeding. The case was remanded to the Superior Court for it to rule on certain issues that it had not previously decided. In April 1999, the Superior Court vacated and reversed the July 1996 Georgia PSC order and remanded the case with instructions to dismiss. The Georgia PSC appealed the Superior Court's decision.

In April 2000, ALLTEL signed a settlement agreement with the Georgia PSC to settle this case. As part of the agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund. These revenue reductions totaled $11.7 million in 2000 and approximately $26.0 million in 2001. In exchange for the Company's commitments, the Georgia PSC agreed to withdraw its appeal of the Superior Court's April 1999 decision. In June 2000, the Georgia Court of Appeals acknowledged that the case had been settled and thus its ruling was moot, but denied the motion to dismiss and reversed the Superior Court's decision. In September 2000, ALLTEL and the Georgia PSC reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL issued a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits, which totaled $11.5 million, were issued during the fourth quarter of 2000, and were recorded as a reduction in wireline operating revenues. These one-time credits were in addition to the other commitments agreed to by ALLTEL under the settlement agreement signed in April 2000, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Litigation-Claims and Assessments, Continued:

The Company is party to various other legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations or financial condition of the Company.

14. Agreement to Lease Cell Site Towers:

In December 2000, the Company announced the signing of a definitive agreement with American Tower Corporation ("American Tower") to lease up to approximately 2,200 of ALLTEL's cell site towers. Under terms of the 15-year lease agreement, American Tower agreed to pay ALLTEL up to an aggregate of approximately $660.0 million in cash at the commencement of the lease term. American Tower will have the option to purchase the towers for additional consideration at the end of the lease term. With this transaction, American Tower will manage, maintain and remarket the remaining space on the towers, while ALLTEL will continue to own the cell site facilities. ALLTEL will pay American Tower a monthly fee for management and maintenance services for the duration of the agreement amounting to $1,200 per tower per month, subject to escalation not to exceed five percent annually.  The Company expects to close on approximately 1,780 towers at the completion of this transaction with American Tower. As of December 31, 2001, the Company had closed on 1,748 towers and received proceeds of $524.4 million. The remaining towers to be closed under this transaction are subject to necessary consents and approvals and should be completed during the first quarter of 2002. Proceeds from this transaction were recorded by ALLTEL as deferred rental income and are recognized as service revenues on a straight-line basis over the lease term. At December 31, 2001, deferred rental income of $506.6 million is included in other liabilities in the accompanying consolidated balance sheets.

15. Business Segments:

ALLTEL disaggregates its business operations based upon differences in products and services. The Company's communications operations consist of its wireless, wireline and emerging businesses segments. Wireless operations include PCS and paging services and are provided in 21 states. The Company's wireline subsidiaries provide primary local service and network access in 15 states. Emerging businesses include the Company's long-distance, local competitive access, Internet access and network management operations. Long-distance and Internet access services are marketed in 24 states. The Company is currently providing local competitive access and network management services in select areas within its geographically focused communications markets. Information services provide information processing, outsourcing services and application software primarily to financial and telecommunications customers. The principal markets for information services' products and services are commercial banks, financial institutions and telecommunications companies in the United States and major international markets. Other operations consist of the Company's product distribution and directory publishing operations. Corporate items include general corporate expenses, headquarters facilities and equipment, investments, goodwill and other special charges and unusual items not allocated to the segments.

The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The special charges and unusual items discussed in Notes 9 and 10 are not allocated to the segments and are included in corporate operations. The Company evaluates performance of the segments based on segment operating income, excluding special charges and unusual items. The Company accounts for intercompany sales at current market prices or in accordance with regulatory requirements.

15. Business Segments, Continued:

       (Millions)

Information about the Company's business segments was as follows for the year ended December 31, 2001:

	Communications
	Wireless	Wireline	Emerging Businesses	Total	Information Services	Other Operations	Total Segments	Corporate Operations	Intercompany Eliminations	Consolidated Total
Revenues and sales from
unaffiliated customers:
Domestic	$3,832.0	$1,696.7	$338.6	$5,867.3	$ 840.9	$ 370.3	$7,078.5	$ -	$ -	$7,078.5
International	-	-	-	-	163.8	-	163.8	-	-	163.8
	3,832.0	1,696.7	338.6	5,867.3	1,004.7	370.3	7,242.3	-	-	7,242.3
Intercompany revenues and sales	-	116.6	122.9	239.5	318.2	143.6	701.3	-	(344.7)[a]	356.6
Total revenues and sales	3,832.0	1,813.3	461.5	6,106.8	1,322.9	513.9	7,943.6	-	(344.7)	7,598.9
Operating expenses	2,440.6	721.7	381.7	3,544.0	967.8	486.8	4,998.6	20.4	(344.7)[a]	4,674.3
Depreciation and amortization	572.8	368.3	41.5	982.6	164.5	3.1	1,150.2	17.5	-	1,167.7
Merger and integration expenses
and other charges	-	-	-	-	-	-	-	92.2	-	92.2
Total costs and expenses	3,013.4	1,090.0	423.2	4,526.6	1,132.3	489.9	6,148.8	130.1	(344.7)	5,934.2

Operating income (loss)	818.6	723.3	38.3	1,580.2	190.6	24.0	1,794.8	(130.1)	-	1,664.7
Equity earnings in unconsolidated partnerships	57.0	-	-	57.0	-	-	57.0	-	-	57.0
Minority interest in consolidated partnerships	(75.3)	-	-	(75.3)	3.5	-	(71.8)	-	-	(71.8)
Other income, net	14.9	5.7	1.3	21.9	8.6	-	30.5	2.7	-	33.2
Total non-operating income, net	(3.4)	5.7	1.3	3.6	12.1	-	15.7	2.7	-	18.4
Interest income (expense)	(254.2)	(53.3)	(27.8)	(335.3)	(7.4)	(1.9)	(344.6)	55.7	-	(288.9)
Gain on disposal of assets and other	-	-	-	-	-	-	-	357.6	-	357.6
Income before income taxes	561.0	675.7	11.8	1,248.5	195.3	22.1	1,465.9	285.9	-	1,751.8
Income tax expense	254.2	251.7	4.6	510.5	79.6	8.6	598.7	105.6	-	704.3
Income before cumulative effect of accounting change	306.8	424.0	7.2	738.0	115.7	13.5	867.2	180.3	-	1,047.5
Cumulative effect of accounting change	-	19.5	-	19.5	-	-	19.5	-	-	19.5
Net income	$ 306.8	$ 443.5	$ 7.2	$ 757.5	$ 115.7	$ 13.5	$ 886.7	$180.3	$ -	$ 1,067.0
Assets	$7,323.1	$ 3,112.9	$455.1	$10,891.1	$ 910.8	$ 248.4	$12,050.3	$628.5[b]	$ (69.8)[c]	$12,609.0
Investments in unconsolidated
partnerships	$ 173.3	$ -	$ -	$ 173.3	$ -	$ -	$ 173.3	$ -	$ -	$ 173.3
Capital expenditures	$ 716.9	$ 326.5	$ 61.7	$ 1,105.1	$ 97.4	$ 8.1	$ 1,210.6	$ 21.3	$ -	$ 1,231.9

Notes:

aSee "Transactions with Certain Affiliates" in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

bCorporate assets consist of fixed assets ($221.5 million), investments ($36.7 million), goodwill ($95.9 million) and other assets ($274.4 million) not allocated to the segments.

cElimination of intercompany receivables.

15. Business Segments, Continued:

       (Millions)

Information about the Company's business segments was as follows for the year ended December 31, 2000:

	Communications
	Wireless	Wireline	Emerging Businesses	Total	Information Services	Other Operations	Total Segments	Corporate Operations	Intercompany Eliminations	Consolidated Total
Revenues and sales from
unaffiliated customers:
Domestic	$3,536.6	$1,636.8	$315.3	$5,488.7	$ 853.7	$ 396.4	$6,738.8	$ -	$ -	$6,738.8
International	-	-	-	-	134.2	-	134.2	-	-	134.2
	3,536.6	1,636.8	315.3	5,488.7	987.9	396.4	6,873.0	-	-	6,873.0
Intercompany revenues and sales	-	109.2	67.3	176.5	292.0	237.8	706.3	-	(325.4)a	380.9
Total revenues and sales	3,536.6	1,746.0	382.6	5,665.2	1,279.9	634.2	7,579.3	-	(325.4)	7,253.9
Operating expenses	2,232.5	732.9	359.4	3,324.8	940.8	610.4	4,876.0	22.0	(325.4)a	4,572.6
Depreciation and amortization	443.9	345.2	28.1	817.2	154.1	1.7	973.0	15.4	-	988.4
Merger and integration expenses
and other charges	-	-	-	-	-	-	-	25.4	-	25.4
Total costs and expenses	2,676.4	1,078.1	387.5	4,142.0	1,094.9	612.1	5,849.0	62.8	(325.4)	5,586.4

Operating income (loss)	860.2	667.9	(4.9)	1,523.2	185.0	22.1	1,730.3	(62.8)	-	1,667.5
Equity earnings in unconsolidated partnerships	120.5	-	-	120.5	-	-	120.5	-	-	120.5
Minority interest in consolidated partnerships	(98.0)	-	-	(98.0)	0.8	-	(97.2)	-	-	(97.2)
Other income, net	13.5	5.5	3.2	22.2	18.2	-	40.4	1.8	-	42.2
Total non-operating income, net	36.0	5.5	3.2	44.7	19.0	-	63.7	1.8	-	65.5
Interest expense	(214.4)	(57.1)	(22.7)	(294.2)	(8.3)	(2.8)	(305.3)	(5.5)	-	(310.8)
Gain on disposal of assets and other	-	-	-	-	-	-	-	1,928.5	-	1,928.5
Income (loss) before income taxes	681.8	616.3	(24.4)	1,273.7	195.7	19.3	1,488.7	1,862.0	-	3,350.7
Income tax expense (benefit)	302.7	231.4	(9.4)	524.7	81.7	7.4	613.8	771.5	-	1,385.3
Income (loss) before cumulative effect of accounting change	379.1	384.9	(15.0)	749.0	114.0	11.9	874.9	1,090.5	-	1,965.4
Cumulative effect of accounting change	(34.8)	(1.8)	-	(36.6)	-	-	(36.6)	-	-	(36.6)
Net income (loss)	$ 344.3	$ 383.1	$ (15.0)	$ 712.4	$ 114.0	$ 11.9	$ 838.3	$1,090.5	$ -	$ 1,928.8
Assets	$7,036.8	$ 3,124.1	$ 425.9	$10,586.8	$ 948.3	$ 521.2	$12,056.3	$ 428.6b	$ (302.9)c	$12,182.0
Investments in unconsolidated
partnerships	$ 231.8	$ -	$ -	$ 231.8	$ -	$ -	$ 231.8	$ -	$ -	$ 231.8
Capital expenditures	$ 547.7	$ 330.6	$ 146.5	$ 1,024.8	$ 118.5	$ 5.9	$ 1,149.2	$ 15.5	$ -	$ 1,164.7

Notes:

aSee "Transactions with Certain Affiliates" in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

bCorporate assets consist of fixed assets ($225.1 million), investments ($44.6 million), goodwill ($99.1 million) and other assets ($59.8 million) not allocated to the segments.

cElimination of intercompany receivables.

15. Business Segments, Continued:

       (Millions)

Information about the Company's business segments was as follows for the year ended December 31, 1999:

	Communications
	Wireless	Wireline	Emerging Businesses	Total	Information Services	Other Operations	Total Segments	Corporate Operations	Intercompany Eliminations	Consolidated Total
Revenues and sales from
unaffiliated customers:
Domestic	$3,033.6	$1,621.4	$259.8	$4,914.8	$ 822.1	$ 368.8	$6,105.7	$ -	$ -	$ 6,105.7
International	-	-	-	-	155.3	-	155.3	-	-	155.3
	3,033.6	1,621.4	259.8	4,914.8	977.4	368.8	6,261.0	-	-	6,261.0
Intercompany revenues and sales	-	56.1	10.4	66.5	268.1	211.0	545.6	-	(224.0)a	321.6
Total revenues and sales	3,033.6	1,677.5	270.2	4,981.3	1,245.5	579.8	6,806.6	-	(224.0)	6,582.6
Operating expenses	1,825.6	734.7	260.3	2,820.6	926.1	557.0	4,303.7	25.1	(224.0)a	4,104.8
Depreciation and amortization	359.8	323.7	18.9	702.4	144.1	1.2	847.7	14.5	-	862.2
Merger and integration expenses
and other charges	-	-	-	-	-	-	-	90.5	-	90.5
Total costs and expenses	2,185.4	1,058.4	279.2	3,523.0	1,070.2	558.2	5,151.4	130.1	(224.0)	5,057.5

Operating income (loss)	848.2	619.1	(9.0)	1,458.3	175.3	21.6	1,655.2	(130.1)	-	1,525.1
Equity earnings in unconsolidated partnerships	105.0	-	-	105.0	-	-	105.0	-	-	105.0
Minority interest in consolidated partnerships	(116.6)	-	-	(116.6)	-	-	(116.6)	-	-	(116.6)
Other income, net	18.9	6.2	6.6	31.7	17.2	0.5	49.4	5.0	-	54.4
Total non-operating income, net	7.3	6.2	6.6	20.1	17.2	0.5	37.8	5.0	-	42.8
Interest expense	(185.0)	(67.2)	(14.8)	(267.0)	(9.7)	(1.4)	(278.1)	(2.1)	-	(280.2)
Gain on disposal of assets and other	-	-	-	-	-	-	-	43.1	-	43.1
Income (loss) before income taxes	670.5	558.1	(17.2)	1,211.4	182.8	20.7	1,414.9	(84.1)	-	1,330.8
Income tax expense (benefit)	285.6	204.7	(6.6)	483.7	75.2	8.0	566.9	(19.7)	-	547.2
Net income (loss)	$ 384.9	$ 353.4	$ (10.6)	$ 727.7	$ 107.6	$ 12.7	$ 848.0	$ (64.4)	$ -	$ 783.6
Assets	$4,900.3	$ 3,171.5	$ 326.7	$ 8,398.5	$ 883.6	$ 259.4	$ 9,541.5	$1,351.7b	$ (119.0)c	$10,774.2
Investments in unconsolidated
partnerships	$ 490.8	$ -	$ -	$ 490.8	$ -	$ -	$ 490.8	$ -	$ -	$ 490.8
Capital expenditures	$ 355.8	$ 352.9	$ 113.2	$ 821.9	$ 94.6	$ 1.0	$ 917.5	$ 89.0	$ -	$ 1,006.5

Notes:

aSee "Transactions with Certain Affiliates" in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

bCorporate assets consist of fixed assets ($216.8 million), investments ($1,019.6 million), goodwill ($102.1 million) and other assets ($13.2 million) not allocated to the segments.

cElimination of intercompany receivables.

16. Quarterly Financial Information - (Unaudited):

        (Millions, except per share amounts)

	For the year ended December 31, 2001
	Total	4th	3rd	2nd	1st
Revenues and sales	$7,598.9	$1,926.8	$1,899.0	$1,920.4	$1,852.7
Operating income	$1,664.7	$ 448.5	$ 435.4	$ 434.8	$ 346.0
Income before cumulative effect of accounting change	$1,047.5	$ 231.4	$ 221.4	$ 218.5	$ 376.2
Cumulative effect of accounting change	19.5	-	-	-	19.5
Net income	1,067.0	231.4	221.4	218.5	395.7
Preferred dividends	0.1	-	-	0.1	-
Net income applicable to common shares	$1,066.9	$ 231.4	$ 221.4	$ 218.4	$ 395.7
Basic earnings per share:
Income before cumulative effect of accounting change	$3.36	$.75	$.71	$.70	$1.20
Cumulative effect of accounting change	.06	-	-	-	.06
Net income	$3.42	$.75	$.71	$.70	$1.26
Diluted earnings per share:
Income before cumulative effect of accounting change	$3.34	$.74	$.71	$.70	$1.19
Cumulative effect of accounting change	.06	-	-	-	.06
Net income	$3.40	$.74	$.71	$.70	$1.25
	For the year ended December 31, 2000
	Total	4th	3rd	2nd	1st
Revenues and sales	$7,253.9	$1,898.4	$1,858.5	$1,816.2	$1,680.8
Operating income	$1,667.5	$ 404.5	$ 411.9	$ 445.7	$ 405.4
Income before cumulative effect of accounting change	$1,965.4	$ 261.9	$ 484.0	$1,003.5	$ 216.0
Cumulative effect of accounting change	(36.6)	-	-	-	(36.6)
Net income	1,928.8	261.9	484.0	1,003.5	179.4
Preferred dividends	0.1	-	-	0.1	-
Net income applicable to common shares	$1,928.7	$ 261.9	$ 484.0	$1,003.4	$ 179.4
Basic earnings per share:
Income before cumulative effect of accounting change	$6.25	$.84	$1.54	$3.18	$.69
Cumulative effect of accounting change	(.12)	-	-	-	(.12)
Net income	$6.13	$.84	$1.54	$3.18	$.57
Diluted earnings per share:
Income before cumulative effect of accounting change	$6.20	$.83	$1.53	$3.15	$.68
Cumulative effect of accounting change	(.12)	-	-	-	(.12)
Net income	$6.08	$.83	$1.53	$3.15	$.56

Notes to Quarterly Financial Information:

  In the fourth quarter of 2001, the Company recorded additional severance of $0.1 million in connection with the restructuring of its product distribution operations and pretax write-downs of $5.6 million in the carrying value of certain cell site equipment to fair value as part of the equipment exchange program initiated in the third quarter of 2001. These charges decreased net income $3.4 million or $.01 per share. (See Note 9.)

  In the third quarter of 2001, the Company recorded pretax charges of $5.9 million in connection with the restructuring of its information services operations and additional charges incurred in connection with its first quarter 2001 restructuring of its regional communications and corporate operations. The Company also recorded pretax write-downs of $9.5 million in the carrying value of certain cell site equipment to fair value. The write-downs in cell site equipment resulted from the Company's exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001. These transactions decreased net income $9.3 million or $.03 per share. (See Note 9.)
  In the second quarter of 2001, the Company recorded a pretax adjustment of $2.4 million to increase the gain recognized on the sale of PCS licenses and a pretax adjustment of $4.4 million to reduce the gain realized upon the dissolution of a wireless partnership initially recorded in the first quarter of 2001. The Company also incurred pretax termination fees of $2.9 million related to the early retirement of long-term debt and recorded additional pretax charges of $2.1 million in connection with its first quarter 2001 restructuring activities. These transactions decreased net income $4.1 million or $.01 per share. (See Notes 9 and 10.)
  In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of PCS licenses, a pretax gain of $13.9 million from the dissolution of a wireless partnership and a pretax gain of $3.2 million from the sale of investments. These transactions increased net income $215.6 million or $.69 per share. Operating income included a pretax charge of $69.0 million incurred in connection with the restructuring of the Company's regional communications, product distribution and corporate operations. These charges decreased net income $40.9 million or $.13 per share. Effective January 1, 2001, the Company changed the accounting for a subsidiary's pension plan. The cumulative effect of this accounting change resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million or $.06 per share. (See Notes 2, 9 and 10.)

16. Quarterly Financial Information - (Unaudited) Continued:

  Notes to Quarterly Financial Information, Continued:

  During the fourth quarter of 2000, the Company recorded pretax gains totaling $85.7 million from the sale of equity securities. The Company also recorded a pretax gain of $35.5 million from the sale of PCS operations. The Company also recorded a pretax adjustment of $5.7 million to decrease the gain recognized from the exchange of wireless properties with Bell Atlantic and GTE initially recorded in the second quarter of 2000. These transactions increased net income $67.0 million or $.22 per share. Operating income included a pretax charge of $1.9 million for branding and signage costs incurred in connection with the acquisition of wireless assets from SBC, partially offset by a $1.1 million reduction in the merger and integration liability related to the Company's September 1999 restructuring of its wireline operations. These charges decreased net income $0.5 million or less than $.01 per share. (See Notes 9 and 10.)
  In the third quarter of 2000, the Company recorded pretax gains of $476.3 million from the sale of WorldCom common stock, partially offset by a pretax adjustment of $1.4 million to reduce the gain recognized from the wireless property exchanges with Bell Atlantic and GTE. These transactions increased net income $282.3 million or $.90 per share. Operating income included a pretax charge of $11.5 million related to a litigation settlement. Operating income also included a pretax charge of $9.2 million for branding and severance costs incurred in connection with the property exchanges with Bell Atlantic and GTE, partially offset by a $1.5 million reduction in liabilities associated with certain 1999 merger and integration activities. These charges decreased net income $11.6 million or $.04 per share. (See Notes 9, 10 and 13.)
  During the second quarter of 2000, the Company recorded pretax gains of $1,353.1 million from the exchange of wireless properties with Bell Atlantic and GTE and from the sale of certain PCS assets. In addition, the Company recorded a pretax write-down of $15.0 million on its investment in an Internet access service provider. These transactions increased net income $775.1 million or $2.46 per share. Operating income for the second quarter of 2000 included a pretax charge of $8.8 million for branding and severance costs incurred in connection with the property exchanges with Bell Atlantic and GTE, partially offset by a $2.0 million reduction in the merger and integration liability related to the Company's July 1999 acquisition of Aliant. These charges decreased net income $4.1 million or $.02 per share. (See Notes 9 and 10.)
  First quarter 2000 operating income included a pretax charge of $10.1 million incurred in connection with certain restructuring activities in the Company's information services business. This charge decreased net income $5.9 million or $.01 per share. (See Note 9.) Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share. (See Note 2.)
  In the opinion of management, all adjustments necessary for a fair presentation of results for each period have been included.

17. Agreement to Purchase Wireline Properties:

On October 31, 2001, ALLTEL signed an agreement with Verizon Communications Inc. ("Verizon") to purchase local telephone properties located in the state of Kentucky. Under terms of the purchase agreement, ALLTEL will acquire approximately 600,000 access lines for $1.9 billion in cash. The acquired wireline properties will overlap ALLTEL's existing wireless service in northeastern Kentucky and will increase the Company's total access lines by approximately 25 percent to more than 3.0 million wireline customers. The transaction is expected to be completed in the third quarter of 2002. Upon the signing of this purchase agreement, ALLTEL paid Verizon a deposit equal to 10 percent of the total purchase price, or $190.7 million, with the balance of the cash payment (net of interest on the $190.7 million deposit) due at the time the transaction is completed. At December 31, 2001, this prepayment is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.