Form 10-K/A
period 2001-12-31
ALLTEL CORP
filed 2002-04-25
CIK 65873

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

SIGNATURE

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 2001 Annual Report on Form 10-K as set forth in the pages attached hereto;

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

                             By: /s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)
April 25, 2002

ALLTEL Corporation

Securities and Exchange Commission

Form 10-K, Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

3. Exhibits:

See "Exhibit Index" located on page 2 of this amendment.

1

EXHIBIT INDEX

Number and Name

(23)(a)	Consent of Arthur Andersen LLP (filed herewith).
(99)(a)	Form 11-K information for the ALLTEL Corporation 401(k) Plan as of December 31, 2001 and 2000 and for the year ended December 31, 2001 (filed herewith).

(99)(b)	Letter to the Securities and Exchange Commission regarding confirmation of Arthur Andersen LLP representations (filed herewith).

2