Form 10-Q
period 2002-03-31
ALLTEL CORP
filed 2002-05-14
CIK 65873

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
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

   YES  X    NO

Number of common shares outstanding as of March 31, 2002:

                                                                            310,938,650

The Exhibit Index is located at page 38.

===================================================================================

ALLTEL CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		Page No.

Item 1.	Financial Statements	2
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	36

*	No reportable information under this item.

Forward-Looking Statements

This Report on Form 10-Q includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by ALLTEL and its management may include, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements. ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service and unbundled network elements and resale rates; adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in available technology; the risks associated with the integration of acquired businesses; and adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations.

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

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except per share amounts)

	March 31,	December 31,	March 31,
ASSETS	2002	2001	2001

CURRENT ASSETS:
Cash and short-term investments	$ 93.4	$ 85.3	$ 9.6
Accounts receivable (less allowance for doubtful
accounts of $56.5, $52.2 and $54.4, respectively)	1,212.1	1,241.2	1,174.3
Inventories	119.6	163.8	168.5
Prepaid expenses and other	278.2	277.5	168.1
Total current assets	1,703.3	1,767.8	1,520.5

Investments	232.5	251.6	266.1
Goodwill	2,660.8	2,633.6	2,427.7
Other intangibles	790.2	798.5	735.7

PROPERTY, PLANT AND EQUIPMENT:
Land	241.3	239.8	233.2
Buildings and improvements	1,064.5	1,051.4	1,009.3
Wireline	5,589.0	5,501.3	5,246.4
Wireless	4,208.0	4,160.6	3,878.8
Information services	1,208.3	1,166.8	1,027.4
Other	585.8	578.0	472.5
Under construction	365.3	384.1	399.8
Total property, plant and equipment	13,262.2	13,082.0	12,267.4
Less accumulated depreciation	6,536.1	6,300.7	5,753.3
Net property, plant and equipment	6,726.1	6,781.3	6,514.1

Other assets	413.6	376.2	283.8

TOTAL ASSETS	$12,526.5	$12,609.0	$11,747.9

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 500.1	$ 51.6	$ 59.3
Accounts payable	428.9	522.1	454.5
Advance payments and customer deposits	216.9	218.0	226.9
Accrued taxes	223.0	141.0	391.7
Accrued dividends	105.9	105.9	104.4
Other current liabilities	237.9	246.5	269.8
Total current liabilities	1,712.7	1,285.1	1,506.6

Long-term debt	3,185.0	3,861.5	3,988.5
Deferred income taxes	773.9	738.0	225.7
Other liabilities	1,173.0	1,158.6	665.9

SHAREHOLDERS' EQUITY
Preferred stock, Series C, $2.06, no par value, issued and
outstanding: 16,510, 16,880 and 18,974 shares, respectively	0.4	0.4	0.5
Common stock, par value $1 per share, 1.0 billion shares
authorized, issued and outstanding: 310,938,650, 310,529,902
and 313,227,464 shares, respectively	310.9	310.5	313.2
Additional paid-in capital	778.9	769.2	934.9
Unrealized holding gain (loss) on investments	(6.3)	(4.5)	3.8
Foreign currency translation adjustment	(10.3)	(9.9)	(10.7)
Retained earnings	4,608.3	4,500.1	4,119.5
Total shareholders' equity	5,681.9	5,565.8	5,361.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,526.5	$12,609.0	$11,747.9

2
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months				Twelve Months
	Ended March 31,				Ended March 31,
(Millions, except per share amounts)	2002		2001		2002		2001

REVENUES AND SALES:
Service revenues	$1,679.8		$1,635.8		$6,780.8		$6,484.0
Product sales	153.1		191.2		730.7		846.7
Total revenues and sales	1,832.9		1,827.0		7,511.5		7,330.7

COST AND EXPENSES:
Operations	905.7		902.1		3,676.7		3,702.6
Cost of products sold	208.8		225.1		891.6		890.0
Depreciation and amortization	267.6		284.8		1,150.5		1,045.8
Integration expenses and other charges	42.9		69.0		66.1		84.2
Total costs and expenses	1,425.0		1,481.0		5,784.9		5,722.6

OPERATING INCOME	407.9		346.0		1,726.6		1,608.1

Equity earnings in unconsolidated partnerships	8.7		11.3		54.3		99.2
Minority interest in consolidated partnerships	(14.2)		(16.8)		(69.2)		(94.2)
Other income, net	5.0		10.4		27.8		39.8
Interest expense	(63.9)		(80.8)		(272.0)		(323.4)
Gain (loss) on disposal of assets and other		-	362.5		(4.9)		2,291.0

Income before income taxes	343.5		632.6		1,462.6		3,620.5
Income taxes	129.7		256.4		577.5		1,494.9

Income before cumulative effect of accounting change	213.8		376.2		885.1		2,125.6
Cumulative effect of accounting change
(net of income taxes of $13.0)		-	19.5			-	19.5

Net income	213.8		395.7		885.1		2,145.1
Preferred dividends		-		-	0.1		0.1
Net income applicable to common shares	$ 213.8		$ 395.7		$ 885.0		$2,145.0

EARNINGS PER SHARE:
Basic:
Income before cumulative effect of accounting change	$.6	9	$1.2	0	$2.8	5	$6.7	7
Cumulative effect of accounting change		-	.0	6		-	.0	6
Net income	$.6	9	$1.2	6	$2.8	5	$6.8	3

Diluted:
Income before cumulative effect of accounting change	$.6	8	$1.1	9	$2.8	3	$6.7	2
Cumulative effect of accounting change		-	.0	6		-	.0	6
Net income	$.6	8	$1.2	5	$2.8	3	$6.7	8

Adjusted net income and earnings per share amounts assuming
change in accounting for goodwill and other indefinite-lived intangible assets was applied retroactively:
Net income as reported	$ 213.8		$ 395.7		$ 885.1		$2,145.1
Amortization of indefinite-lived intangible assets, net of tax		-	20.3		72.7		94.0
Net income as adjusted	$ 213.8		$ 416.0		$ 957.8		$2,239.1

Basic earnings per share as reported	$.6	9	$1.2	6	$2.8	5	$6.8	3
Amortization of indefinite-lived intangible assets, net of tax		-	.0	7.2		3.3		0
Basic earnings per share as adjusted	$.6	9	$1.3	3	$3.0	8	$7.1	3

Diluted earnings per share as reported	$.6	8	$1.2	5	$2.8	3	$6.7	8
Amortization of indefinite-lived intangible assets, net of tax		-	.0	7.2		3.3		0
Diluted earnings per share as adjusted	$.6	8	$1.3	2	$3.0	6	$7.0	8

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months		Twelve Months
	Ended March 31,		Ended March 31,
(Millions)	2002	2001	2002	2001

NET CASH PROVIDED FROM OPERATIONS	$ 603.2	$ 526.7	$ 2,147.0	$ 1,674.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(201.0)	(207.0)	(1,255.9)	(1,213.5)
Additions to capitalized software development costs	(38.5)	(29.0)	(180.9)	(112.4)
Additions to investments	(1.1)	(8.6)	(4.7)	(19.1)
Purchase of property, net of cash acquired	(29.2)	(16.4)	(230.4)	(1,056.4)
Proceeds from the lease of cell site towers	7.5	-	531.9	-
Proceeds from the sale of investments	-	2.6	-	633.0
Proceeds from the return on investments	11.3	18.8	54.3	77.9
Proceeds from the sale of assets	-	411.4	-	740.3
Other, net	(7.7)	1.7	53.2	(9.3)
Net cash provided by (used in) investing activities	(258.7)	173.5	(1,002.5)	(959.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(105.7)	(103.2)	(414.3)	(405.2)
Reductions in long-term debt	(227.6)	(632.2)	(377.8)	(100.0)
Purchase of common stock	-	-	(192.3)	(164.3)
Distributions to minority investors	(12.5)	(23.4)	(107.1)	(75.2)
Long-term debt issued	-	-	-	36.8
Common stock issued	9.8	7.2	30.4	3.3
Net cash used in financing activities	(336.0)	(751.6)	(1,061.1)	(704.6)

Effect of exchange rate changes on cash and short-term
investments	(0.4)	(6.2)	0.4	(3.9)

Increase (decrease) in cash and short-term investments	8.1	(57.6)	83.8	6.3

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	85.3	67.2	9.6	3.3
End of period	$ 93.4	$ 9.6	$ 93.4	$ 9.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       General:

Basis of Presentation - The consolidated financial statements at March 31, 2002 and 2001 and for the three and twelve month periods then ended for ALLTEL Corporation ("ALLTEL" or the "Company") are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Change in Business Segment Reporting - As of January 1, 2002, ALLTEL changed its business segment reporting presentation by reclassifying the operating units of its emerging communications businesses to better align its financial reporting with the Company's business segment mix and to provide clear comparisons to other communications companies within ALLTEL's peer group. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information", all prior period segment information has been restated to conform to this new financial reporting presentation.

Under the new reporting presentation, there was no change to ALLTEL's wireless segment, which includes the Company's cellular, Personal Communications Services ("PCS") and paging operations. The competitive local exchange ("CLEC") and Internet access operations have been combined and reported as part of the wireline business segment. The information services segment no longer includes services provided to ALLTEL affiliates. These affiliate transactions have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company's financial services business and non-affiliated telecommunications operations. All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a new segment classification titled "Communications Support Services". These reclassifications did not affect previously reported consolidated operating income, net income or earnings per share of ALLTEL. Consolidated revenues and sales for the three and twelve months ended March 31, 2001 were reduced by $33.5 million and $124.5 million, respectively, as a result of reclassifying information services revenues previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation".

Change in Reporting Expense Reimbursements - In the first quarter of 2002, the Company changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force Topic D-103. Previously, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in operations expense. Prior period revenue and expense information has been reclassified to conform to the new reporting presentation. This change did not affect previously reported operating income or net income of the Company.

2.       Accounting Changes:

Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, the Company conducted a review of its other identifiable intangible assets and determined that its cellular and PCS licenses (the "wireless licenses") and wireless franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. Accordingly, ALLTEL also ceased amortization of the wireless licenses and franchise rights as of January 1, 2002. SFAS No. 142 requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts, with the initial impairment review

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.       Accounting Changes, Continued:

completed during the first interim period following adoption of the standard. ALLTEL completed the initial impairment review of its wireless licenses and franchise rights and determined that no write-down in the carrying value of these assets was required. The wireless licenses and franchise rights are operated as a single asset supporting the Company's wireless business strategy, and accordingly were aggregated for purposes of testing impairment. Fair value of these intangible assets was determined based on the discounted cash flows of the wireless business segment. SFAS No. 142 also requires intangible assets with finite lives to be amortized over their estimated useful lives. ALLTEL determined that, with respect to its intangible assets with finite lives, primarily customer lists, no changes in the remaining useful lives of these assets were required.

In accordance with SFAS No. 142, goodwill is to be assigned to a company's reporting units and an initial impairment test by reporting unit must be completed by June 30, 2002. Goodwill is to be tested for impairment annually using a consistent measurement date. During 2001, the Company determined its applicable reporting units and assigned goodwill to them. During the second quarter of 2002, ALLTEL will complete the initial impairment review of its goodwill. At this time, the Company does not expect that an impairment write-down, if any, in the carrying value of its goodwill will be material to the Company's consolidated results of operations.

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2002 were as follows:

	Communications
	Support Information
Millions	Wireless	Wireline	Services	Services	Total
Balance at December 31, 2001	$2,388.0	$ 226.8	$ 2.3	$ 16.5	$2,633.6
Acquired during the year	0.9	17.0	-	9.3	27.2
Balance at March 31, 2002	$2,388.9	$ 243.8	$ 2.3	$ 25.8	$2,660.8

During 2002, ALLTEL purchased a wireline property in Georgia, acquired an additional ownership interest in a Texas wireless property and purchased a privately held company serving the financial services industry. In connection with these acquisitions, the Company paid $29.2 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired to goodwill.

The carrying amount of goodwill by business segment for the three months ended March 31, 2001 was as follows:

			Communications
			Support	Information
(Millions)	Wireless	Wireline	Services	Services	Total
Balance at March 31, 2001	$2,175.1	$ 232.5	$ 2.4	$ 17.7	$2,427.7

The carrying value (cost less accumulated amortization through December 31, 2001) of indefinite-lived intangible assets other than goodwill no longer subject to amortization after January 1, 2002 were as follows as of March 31:

Millions	2002	2001
Cellular licenses	$ 506.2	$ 413.2
PCS licenses	76.9	71.4
Franchise rights	42.9	45.1
	$ 626.0	$ 529.7

The change in the carrying value of cellular licenses from March 31, 2001 primarily reflected the final purchase price adjustments recorded in 2001 related to the Company's wireless property acquisitions with Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE") and SBC Communications Inc. ("SBC"). The increase in the carrying value of PCS licenses from March 31, 2001 reflected additional capitalized interest costs.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.       Accounting Changes, Continued:

Intangible assets subject to amortization were as follows as of March 31:

	2002

	Gross	Accumulated	Net Carrying
Millions	Cost	Amortization	Value
Customer lists	$ 218.0	$ (66.6)	$ 151.4
Franchise rights	22.5	(10.4)	12.1
Non-compete agreements	3.1	(2.4)	0.7
	$ 243.6	$ (79.4)	$ 164.2

	2001

	Gross	Accumulated	Net Carrying
Millions	Cost	Amortization	Value
Customer lists	$ 199.1	$ (7.8)	$ 191.3
Franchise rights	22.5	(9.2)	13.3
Non-compete agreements and other	5.3	(3.9)	1.4
	$ 226.9	$ (20.9)	$ 206.0

Amortization expense for intangible assets subject to amortization was $9.2 million and $37.5 million for the three and twelve month periods ended March 31, 2002, compared to $10.0 million and $12.0 million for the same periods of 2001.

The after-tax net income and earnings per share effects, assuming that the change in accounting to eliminate the amortization of goodwill and other indefinite-lived intangible assets was applied retroactively by class of indefinite-lived intangible asset, were as follows (millions, except per share amounts):

	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
Effects on net income:	2002	2001	2001
Goodwill amortization	$ 61.5	$ 16.2	$ 87.2
Cellular licenses amortization	9.0	3.3	3.7
PCS licenses amortization	0.2	0.1	0.3
Franchise rights amortization	2.0	0.7	2.8
Net increase to reported net income	$ 72.7	$ 20.3	$ 94.0
Effects on basic earnings per share:
Goodwill amortization	$.19	$.05	$.28
Cellular licenses amortization	.03	.01	.01
PCS licenses amortization	-	-	-
Franchise rights amortization	.01	.01	.01
Net increase to basic earnings per share	$.23	$.07	$.30
Effects on diluted earnings per share:
Goodwill amortization	$.19	$.05	$.28
Cellular licenses amortization	.03	.01	.01
PCS licenses amortization	-	-	-
Franchise rights amortization	.01	.01	.01
Net increase to diluted earnings per share	$.23	$.07	$.30

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.       Accounting Changes, Continued:

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

Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and achieve consistency with the ALLTEL Plan. Effective January 1, 2002, the subsidiary's plan was merged into the ALLTEL Plan. The cumulative effect of retroactively applying these changes to periods prior to 2001 resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million, and is included in net income for the three and twelve months ended March 31, 2001.

3.       Integration Expenses and Other Charges:

A summary of the integration expenses and other charges recorded was as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Millions)	2002	2001	2002	2001
Severance and employee benefit costs	$ 13.4	$ 54.9	$ 20.6	$ 58.9
Lease and contract termination costs	12.4	5.2	13.3	5.2
Write-down of cell site equipment	7.1	-	22.2	-
Write-down of software development costs	4.4	8.9	4.4	8.9
Computer system conversion and other integration costs	3.4	-	3.4	-
Equipment removal and other disposal costs	2.2	-	2.2	-
Branding and signage costs	-	-	-	15.8
Reversal of accrued liabilities	-	-	-	(4.6)
Total integration expenses and other charges	$ 42.9	$ 69.0	$ 66.1	$ 84.2

Number of employees terminated	910	1,247	1,307	1,269
Number of lease sites terminated	31	48	46	48

In January 2002, the Company announced its plans to exit its CLEC operations in seven states. The Company also consolidated its call center and retail store operations during the first quarter of 2002. In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.       Integration Expenses and Other Charges, Continued:

service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company's sales, customer service and network operations support functions. As of March 31, 2002, the Company had paid $3.4 million in severance and employee-related expenses, and all of the employee reductions had been completed.

During the first quarter of 2002, the Company also recorded the final write-down in the carrying value of certain cell site equipment to fair value. The Company had recorded the initial write-downs in the carrying value of cell site equipment during the third and fourth quarters of 2001. The write-downs resulted from the Company's exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001. In the first quarter of 2002, the Company also incurred expenses related to its pending acquisition of wireline properties in Kentucky from Verizon Communications, Inc. ("Verizon"). (See Note 8.) These expenses primarily consisted of computer programming costs associated with converting Verizon's customer billing records to ALLTEL's internal billing system.

The lease and contract termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company has abandoned, net of anticipated sublease income. The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers. The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999. The additional charge reflected a reduction in expected sublease income attributable primarily to softening in the commercial real estate market and bankruptcy filings by two sublessees. Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during each of the four quarters of 2001. The restructuring charges consisted of $62.1 million in severance and employee benefit costs related to a planned workforce reduction, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges are non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in December 2001 and resulted in the elimination of 1,644 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of March 31, 2002, the Company had paid $38.2 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 63 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.       Integration Expenses and Other Charges, Continued:

ALLTEL, markets IBM's Corebank software, a real-time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

During the fourth quarter of 2000, in connection with the purchase of wireless assets in Louisiana from SBC, the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with the September 1999 restructuring of its wireline operations completed during 2000. This adjustment primarily reflected differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan from 248 to 242.

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

During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the acquisitions of Aliant Communications Inc. ("Aliant") and Liberty Cellular, Inc. ("Liberty"). The adjustment to the wireline restructuring plan reflects a reduction in the expected number of employees to be terminated from 308 to 248, while the adjustments to the Aliant and Liberty merger and integration plans reflect differences between estimated and actual severance costs paid. During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflected a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated from 160 to 132. At March 31, 2002, the remaining unpaid liability relating to ALLTEL's acquisitions of Aliant and Liberty was $3.7 million and consisted of unpaid severance and employee-related expenses of $1.9 million and unpaid contract termination fees of $1.8 million.

The following is a summary of activity related to the liabilities associated with the Company's integration expenses and other charges for the twelve months ended March 31:

	(Millions)

	2002	2001
Balance, beginning of period	$ 30.0	$ 59.0
Integration expenses and other charges	66.1	88.8
Reversal of accrued liabilities	-	(4.6)
Non-cash charges for employee benefits	-	(22.6)
Non-cash write-down of assets	(27.5)	(11.2)
Cash outlays	(37.8)	(79.4)
Balance, end of period	$ 30.8	$ 30.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.       Integration Expenses and Other Charges, Continued:

At March 31, 2002, the remaining unpaid liability related to the Company's integration and restructuring activities consisted of severance and employee-related expenses of $13.1 million and lease cancellation and contract termination costs of $17.7 million and is included in other current liabilities in the accompanying consolidated balance sheets.

4.       Gain on Disposal of Assets and Other:

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

In the first quarter of 2001, ALLTEL recorded a pretax gain of $345.4 million from the sale of 20 PCS licenses to Verizon Wireless. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a wireless partnership with BellSouth involving properties in four states. Upon dissolution, the partnership assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of certain investments.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.       Comprehensive Income:

Comprehensive income was as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Millions)	2002	2001	2002	2001
Net income	$213.8	$395.7	$ 885.1	$ 2,145.1
Other comprehensive loss:
Unrealized holding losses on investments
arising in the period	(3.0)	(6.8)	(15.5)	(225.8)
Income tax benefit	(1.2)	(2.3)	(5.4)	(68.5)
	(1.8)	(4.5)	(10.1)	(157.3)

Less: reclassification adjustments
for gains included in net income	-	(2.4)	-	(564.3)
Income tax expense	-	1.0	-	225.7
	-	(1.4)	-	(338.6)

Net unrealized losses	(3.0)	(9.2)	(15.5)	(790.1)
Income tax benefit	(1.2)	(3.3)	(5.4)	(294.2)
	(1.8)	(5.9)	(10.1)	(495.9)

Foreign currency translation adjustment	(0.4)	(6.2)	0.4	(3.9)

Other comprehensive loss before tax	(3.4)	(15.4)	(15.1)	(794.0)
Income tax benefit	(1.2)	(3.3)	(5.4)	(294.2)
Other comprehensive loss	(2.2)	(12.1)	(9.7)	(499.8)
Comprehensive income	$ 211.6	$ 383.6	$ 875.4	$ 1,645.3

6.       Earnings per Share:

A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Millions, except per share amounts)	2002	2001	2002	2001

Basic earnings per share:
Income before cumulative effect of accounting change	$ 213.8	$ 376.2	$ 885.1	$ 2,125.6
Preferred dividends	-	-	0.1	0.1
Net income applicable to common shares before cumulative
effect of accounting change	$ 213.8	$ 376.2	$ 885.0	$ 2,125.5

Weighted average common shares outstanding for the period	310.8	313.1	310.8	313.9

Basic earnings per share	$.69	$1.20	$2.85	$6.77

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.       Earnings per Share, Continued:
	Three Months Ended		Twelve Months Ended
(Millions, except per share amounts)	2002	2001	2002	2001

Diluted earnings per share:
Net income applicable to common shares before cumulative
effect of accounting change	$ 213.8	$ 376.2	$ 885.0	$ 2,125.5
Adjustment for convertible preferred stock dividends	-	-	0.1	0.1
Net income applicable to common shares before cumulative
effect of accounting change and assuming conversion of
preferred stock	$ 213.8	$ 376.2	$ 885.1	$ 2,125.6

Weighted average common shares outstanding for the period	310.8	313.1	310.8	313.9
Increase in shares resulting from:
Exercise of stock options	1.5	1.9	1.6	2.1
Conversion of preferred stock	0.3	0.4	0.4	0.4
Weighted average common shares assuming conversion	312.6	315.4	312.8	316.4
Diluted earnings per share	$.68	$1.19	$2.83	$6.72

7.       Business Segment Information:

ALLTEL manages its business operations based on differences in products and services. The Company evaluates performance based on segment revenues and sales and operating income, excluding special charges and unusual items. Segment operating results were as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Millions)	2002	2001	2002	2001
Revenues and Sales from External Customers:
Wireless	$ 944.1	$ 919.2	$ 3,857.0	$3,679.1
Wireline	460.6	449.4	1,836.2	1,749.2
Communications support services	118.6	141.4	557.9	618.6
Information services	239.2	259.9	1,014.5	1,033.6
Total business segments	$1,762.5	$1,769.9	$7,265.6	$7,080.5

Intersegment Revenues and Sales:
Wireless	$-	$-	$-	$-
Wireline	38.5	35.6	142.7	133.1
Communications support services	64.0	56.7	250.5	285.8
Information services	-	-	-	-
Total business segments	$ 102.5	$ 92.3	$ 393.2	$ 418.9

Total Revenues and Sales:
Wireless	$ 944.1	$ 919.2	$3,857.0	$3,679.1
Wireline	499.1	485.0	1,978.9	1,882.3
Communications support services	182.6	198.1	808.4	904.4
Information services	239.2	259.9	1,014.5	1,033.6
Total business segments	1,865.0	1,862.2	7,658.8	7,499.4
Less: intercompany eliminations	32.1	35.2	147.3	168.7
Total revenues and sales	$1,832.9	$1,827.0	$7,511.5	$7,330.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.       Business Segment Information, Continued:

	Three Months Ended		Twelve Months Ended
(Millions)	2002	2001	2002	2001
Operating Income:
Wireless	$ 220.2	$ 190.4	$ 857.5	$ 839.6
Wireline	190.1	178.5	744.2	669.0
Communications support services	13.6	22.0	82.3	77.4
Information services	35.2	33.7	147.9	146.7
Total business segments	459.1	424.6	1,831.9	1,732.7
Corporate operations	(8.3)	(9.6)	(39.2)	(40.4)
Integration expenses and other charges	(42.9)	(69.0)	(66.1)	(84.2)
Total corporate expenses	(51.2)	(78.6)	(105.3)	(124.6)
Total operating income	$ 407.9	$ 346.0	$1,726.6	$1,608.1

Segment assets were as follows as of March 31:

	(Millions)

	2002	2001
Wireless	$ 7,462.1	$ 7,076.7
Wireline	3,413.0	3,346.5
Communications support services	450.3	693.7
Information services	686.9	607.9
Total business segments	12,012.3	11,724.8
Corporate headquarters assets not allocated to segments	551.5	300.0
Less: elimination of intersegment receivables	(37.3)	(276.9)
Consolidated total assets	$12,526.5	$11,747.9

8.       Pending Acquisitions:

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

On March 19, 2002, ALLTEL announced an agreement to purchase all the wireless properties owned by CenturyTel, Inc. for $1.65 billion in cash. Following the completion of the transaction, ALLTEL will add more than 700,000 customers and expand its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin and will have 7.4 million wireless customers in 24 states. Also included in the transaction are minority partnership interests in cellular operations of approximately 2.0 million proportionate POPs, or potential customers, and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa. The transaction is expected to close in the third quarter of 2002.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2002 and 2001, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

PENDING ACQUISITIONS

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

On March 19, 2002, ALLTEL announced an agreement to purchase all the wireless properties owned by CenturyTel, Inc. for $1.65 billion in cash. Following the completion of the transaction, ALLTEL will add more than 700,000 customers and expand its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin and will have 7.4 million wireless customers in 24 states. Also included in the transaction are minority partnership interests in cellular operations of approximately 2.0 million proportionate POPs, or potential customers, and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa. This transaction is also expected to close in the third quarter of 2002.

ACCOUNTING AND FINANCIAL REPORTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, the Company conducted a review of its other identifiable intangible assets and determined that its cellular and Personal Communications Services ("PCS") licenses and wireless franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. Accordingly, ALLTEL also ceased amortization of the wireless licenses and franchise rights as of January 1, 2002.

As of January 1, 2002, ALLTEL changed its business segment reporting presentation by reclassifying the operating units of its emerging communications businesses to better align its financial reporting with the Company's business segment mix and to provide clear comparisons to other communications companies within ALLTEL's peer group. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", ALLTEL has restated all previously reported segment information to conform to the new financial reporting presentation.

Under the new reporting presentation, there was no change to ALLTEL's wireless segment, which includes the Company's cellular, PCS and paging operations. The competitive local exchange ("CLEC") and Internet access operations have been combined and reported as part of the wireline business segment. The information services segment no longer includes services provided to ALLTEL affiliates. These affiliate transactions have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company's financial services business and non-affiliated telecommunications operations. All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a new segment classification titled "Communications Support Services". These reclassifications did not affect previously reported consolidated operating income, net income or earnings per share of ALLTEL. Consolidated revenues and sales for prior periods were reduced as a result of reclassifying information services revenues previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation".

Also as of January 1, 2002, the Company changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force Topic D-103. Previously, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in operations expense. Prior period revenue and expense information has been reclassified to conform to the new reporting presentation. This change did not affect previously reported operating income or net income of the Company. (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding these changes in accounting and financial reporting).

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
(Millions, except per share amounts)	2002	2001	2002	2001

Revenues and sales	$1,832.9	$1,827.0	$7,511.5	$7,330.7
Operating income	$ 407.9	$ 346.0	$1,726.6	$1,608.1
Net income	$ 213.8	$ 395.7	$ 885.1	$2,145.1
Basic earnings per share	$.69	$1.26	$2.85	$6.83
Diluted earnings per share	$.68	$1.25	$2.83	$6.78

Revenues and sales increased $5.9 million or less than one percent and $180.8 million or 2 percent in the three and twelve month periods ended March 31, 2002, respectively, reflecting modest growth in the Company's core communications businesses. Revenue growth rates in 2002 were lower than ALLTEL experienced in 2001 primarily due to the general decline in economic conditions and the highly competitive marketplace in which the Company's wireless business operates. Reduced revenues from the sales of wireless handsets and accessories reflecting decreases in retail prices and higher equipment subsidies driven by competition and a slight reduction in new customer activations, as well as decreases in the sales of telecommunications and data products also affected revenue growth during 2002.

Operating results for the three and twelve month periods ended March 31, 2002 reflected the elimination of amortization of goodwill and other indefinite-lived intangible assets pursuant to SFAS No. 142, as previously discussed. Reported operating income, net income and earnings per share for the three and twelve month periods ended March 31, 2002 and 2001 also included the effects of various special charges and unusual items. These special charges and unusual items included integration expenses and other charges and gains realized from the exchange or sale of assets. Adjusted to exclude the effects of the amortization of indefinite-lived intangible assets and the special charges and unusual items in each period, operating income would have increased $15.2 million or 3 percent and $71.4 million or 4 percent in the three and twelve month periods ended March 31, 2002, respectively. For the same periods of 2002, net income would have increased $18.1 million or 8 percent and $64.2 million or 7 percent, respectively. When excluding the effects of the amortization of indefinite-lived intangible assets and the special charges and unusual items in each period, basic earnings per share would have increased 8 percent in both the three and twelve month periods ended March 31, 2002, and diluted earnings per share would have increased 10 percent and 8 percent, respectively.

Operating results for both periods ended March 31, 2002 reflected reduced interest expense of $16.9 million and $51.4 million, respectively, primarily due to a reduction in borrowings outstanding under the Company's commercial paper program. The reduced borrowings reflected the monetizing of certain non-strategic assets completed by ALLTEL during the past fifteen months including the sale of 20 PCS licenses and the leasing of 1,773 wireless cell site towers, as further discussed below.

Operating income, net income and earnings per share adjusted to reflect the elimination of amortization of indefinite-lived intangible assets and the non-extraordinary, special charges and unusual items in each period are summarized in the following tables:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
(Millions)	2002	2001	2002	2001

Operating income, as reported	$ 407.9	$ 346.0	$1,726.6	$1,608.1
Amortization of indefinite-lived intangible assets	-	20.6	80.1	97.6
Special charges and unusual items:
Litigation settlement	-	-	-	11.5
Integration expenses and other charges	42.9	69.0	66.1	84.2
Operating income, as adjusted	$ 450.8	$ 435.6	$1,872.8	$1,801.4

Net income, as reported	$ 213.8	$ 395.7	$ 885.1	$2,145.1
Amortization of indefinite-lived intangible
assets, net of tax	-	20.3	72.7	94.0
Special charges and unusual items, net of tax:
Cumulative effect of accounting change	-	(19.5)	-	(19.5)
Litigation settlement	-	-	-	7.0
Integration expenses and other charges	26.1	40.9	40.1	50.1
Gain (loss) on disposal of assets and other	-	(215.6)	2.9	(1,340.1)
Net income, as adjusted	$ 239.9	$ 221.8	$1,000.8	$ 936.6

Basic earnings per share, as reported	$.69	$1.26	$2.85	$6.83
Amortization of indefinite-lived intangible
assets, net of tax	-	.07	.23	.30
Special charges and unusual items, net of tax
Cumulative effect of accounting change	-	(.06)	-	(.06)
Litigation settlement	-	-	-	.02
Integration expenses and other charges	.08	.13	.13	.16
Gain (loss) on disposal of assets and other	-	(.69)	.01	(4.27)
Basic earnings per share, as adjusted	$.77	$ .71	$3.22	$2.98

Diluted earnings per share, as reported	$.68	$1.25	$2.83	$6.78
Amortization of indefinite-lived intangible
assets, net of tax	-	.06	.23	.30
Special charges and unusual items, net of tax
Cumulative effect of accounting change	-	(.06)	-	(.06)
Litigation settlement	-	-	-	.02
Integration expenses and other charges	.09	.13	.13	.16
Gain (loss) on disposal of assets and other	-	(.68)	.01	(4.24)
Diluted earnings per share, as adjusted	$.77	$ .70	$3.20	$2.96

The operating income, net income and earnings per share effects of the elimination of amortization of indefinite-lived intangible assets and special charges and unusual items have been presented as supplemental information only. The special charges and unusual items reflected in the above tables are discussed in reference to the caption in the consolidated statements of income in which they are reported.

Cumulative Effect of Accounting Change

As reported in Note 2 to the unaudited interim consolidated financial statements, during the second quarter of 2001, ALLTEL changed the method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the "ALLTEL Plan"), a defined benefit pension plan covering substantially all employees working in the Company's communications and corporate operations. The change in accounting was completed in conjunction with the Company's decision to conform future benefits earned under the subsidiary's plan with the ALLTEL Plan, effective June 1, 2001. The change in accounting, retroactive to January 1, 2001, affected both the computation and amortization of unrecognized actuarial gains and losses for purposes of computing annual pension cost related to the subsidiary's pension plan. The change included modifying the method by which the market-related value of plan assets was determined from a calculated five-year average to actual fair value. In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets will be amortized on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5% corridor will be amortized over the average remaining service life of active plan participants (approximately 13 years). Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and achieve consistency with the ALLTEL Plan.

Litigation Settlement

In September 2000, ALLTEL and the Georgia Public Service Commission ("Georgia PSC") reached a final settlement agreement to resolve all pending litigation involving the two parties. Under terms of the final agreement, ALLTEL agreed to issue a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia. The credits were issued to business and residential customers during the fourth quarter of 2000 and totaled $11.5 million. The Company recorded the credits as a reduction in wireline operating revenues. The one-time customer credits were in addition to other commitments agreed to by ALLTEL under an earlier version of the settlement agreement signed in April 2000. As part of the earlier agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund.

Integration Expenses and Other Charges

A summary of the integration expenses and other charges recorded was as follows for the three and twelve month periods ended March 31:

	Three Months Ended		Twelve Months Ended
(Millions)	2002	2001	2002	2001
Severance and employee benefit costs	$ 13.4	$ 54.9	$ 20.6	$ 58.9
Lease and contract termination costs	12.4	5.2	13.3	5.2
Write-down of cell site equipment	7.1	-	22.2	-
Write-down of software development costs	4.4	8.9	4.4	8.9
Computer system conversion and other integration costs	3.4	-	3.4	-
Equipment removal and other disposal costs	2.2	-	2.2	-
Branding and signage costs	-	-	-	15.8
Reversal of accrued liabilities	-	-	-	(4.6)
Total integration expenses and other charges	$ 42.9	$ 69.0	$ 66.1	$ 84.2

Number of employees terminated	910	1,247	1,307	1,269
Number of lease sites terminated	31	48	46	48

In evaluating its existing CLEC operations, the Company determined that a business model that relied on interconnection with other carriers had limited potential for profitably acquiring market share. Accordingly, on January 24, 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL's CLEC access lines. In the course of exiting these markets, ALLTEL will honor all existing customer contracts, licenses and other obligations and work to minimize the inconvenience to affected customers by migrating these customers to other service providers. During the first quarter of 2002, the Company also consolidated its call center and retail store operations. In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company's sales, customer service and network operations support functions. As of March 31, 2002, the Company had paid $3.4 million in severance and employee-related expenses, and all of the employee reductions had been completed.

During the first quarter of 2002, the Company also recorded the final write-down in the carrying value of certain cell site equipment to fair value. The Company had recorded the initial write-downs in the carrying value of cell site equipment during the third and fourth quarters of 2001. The write-downs resulted from the Company's exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001. In the first quarter of 2002, the Company also incurred expenses related to its pending acquisition of wireline properties in Kentucky from Verizon. These expenses primarily consisted of computer programming costs associated with converting Verizon's customer billing records to ALLTEL's internal billing system.

The lease and contract termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company has abandoned, net of anticipated sublease income. The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers. The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999. The additional charge reflected a reduction in expected sublease income primarily due to softening in the commercial real estate market and the bankruptcy filings by two sublessees. Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during each of the four quarters of 2001. The restructuring charges consisted of $62.1 million in severance and employee benefit costs related to a planned workforce reduction, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges are non-cash charges of $22.6 million. These non-cash charges consist of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in December 2001 and resulted in the elimination of 1,644 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of March 31, 2002, the Company had paid $38.2 million in severance and employee-related expenses and all of the employee reductions had been completed.

The lease termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 63 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of ALLTEL, markets IBM's Corebank software, a real-time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

During the fourth quarter of 2000, in connection with the purchase of wireless assets in Louisiana from SBC Communications, Inc., the Company recorded integration expenses and other charges of $1.9 million, consisting of branding and signage costs. The Company also recorded a $1.1 million reduction in the liabilities associated with the September 1999 restructuring of its wireline operations completed during 2000. This adjustment primarily reflected differences between estimated and actual severance costs paid and a slight reduction in the number of employees to be terminated under the plan from 248 to 242.

In connection with the exchange of wireless assets with Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE") completed during the second and third quarters of 2000, the Company recorded integration expenses and other charges consisting of severance and employee benefit costs related to a planned workforce reduction and branding and signage costs. The integration plan, completed in September 2000, provided for the elimination of 22 employees in the Company's wireless operations management, engineering and sales support functions. In connection with this integration plan, the Company recorded a charge of $9.2 million in the third quarter of 2000, consisting of $8.9 million in branding and signage costs and $0.3 million in severance and employee-related expenses. In the second quarter, the Company recorded a charge of $8.8 million, which consisted of $5.0 million in severance and employee benefit costs and $3.8 million in branding and signage costs. As of March 31, 2001, the Company had paid $5.3 million in severance and employee-related expenses and all of the employee reductions had been completed.

During the third quarter of 2000, the Company also recorded a $1.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999. The reduction consisted of a $1.0 million decrease in estimated severance costs to complete the September 1999 restructuring of the wireline operations and decreases in estimated severance costs of $0.3 million and $0.2 million, respectively, related to the acquisitions of Aliant Communications Inc. ("Aliant") and Liberty Cellular, Inc. ("Liberty"). The adjustment to the wireline restructuring plan reflects a reduction in the expected number of employees to be terminated from 308 to 248, while the adjustments to the Aliant and Liberty merger and integration plans reflect differences between estimated and actual severance costs paid. During the second quarter of 2000, the Company also recorded a $2.0 million reduction in the merger and integration liability related to its acquisition of Aliant. This adjustment primarily reflected a decrease in severance and employee benefit costs to be paid as a result of reducing the expected number of Aliant employees to be terminated from 160 to 132. At March 31, 2002, the remaining unpaid liability relating to ALLTEL's acquisitions of Aliant and Liberty was $3.7 million and consisted of unpaid severance and employee-related expenses of $1.9 million and unpaid contract termination fees of $1.8 million.

At March 31, 2002, the unpaid liability related to ALLTEL's integration and restructuring activities was $30.8 million, consisting of severance and employee-related expenses of $13.1 million and lease cancellation and contract termination costs of $17.7 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 to 48 months and will be funded from operating cash flows. (See Note 3 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges).

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

In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 PCS licenses to Verizon Wireless completed in February 2001. In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a partnership with BellSouth, involving wireless properties in four states. Upon dissolution, the partnership's assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes. Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of investments.

In addition to including the pretax gains recorded in the first quarter of 2001 discussed above, the twelve month period ended March 31, 2001 also included pretax gains of $562.0 million from the sale of investments, including ALLTEL's remaining investment in WorldCom, Inc. ("WorldCom") common stock. The Company also recorded pretax gains totaling $1,345.5 million from the exchange of wireless properties with Bell Atlantic and GTE. In addition, the Company recorded pretax gains of $36.0 million from the sale of certain PCS assets. The PCS assets sold included the operations in Birmingham and Mobile, Ala. and PCS licenses in nine other markets including Pensacola, Fla. Following completion of these sales transactions, the Company has 42 PCS licenses representing approximately 17.0 million POPs. The Company also recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. ("APEX"), a provider of Internet access services. The write-off was recorded due to adverse market conditions and APEX's bankruptcy filing.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications - Wireless Operations

	Three Months Ended		Twelve Months Ended
(Millions)	March 31,		March 31,

	2002	2001	2002	2001
Revenues and sales:
Service revenues	$914.7	$864.3	$3,690.2	$3,473.1
Product sales	29.4	54.9	166.8	206.0
Total revenues and sales	944.1	919.2	3,857.0	3,679.1
Costs and expenses
Operations	482.9	459.8	1,941.4	1,928.3
Cost of products sold	109.8	119.6	457.4	383.4
Depreciation and amortization	131.2	149.4	600.7	527.8
Total costs and expenses	723.9	728.8	2,999.5	2,839.5
Operating income	$220.2	$190.4	$ 857.5	$ 839.6

	Three Months Ended		Twelve Months Ended
(Customers in thousands)	March 31,		March 31,

	2002	2001	2002	2001
Customers	6,763.2	6,350.4
Gross customer additions	568.8	581.2	2,285.3	3,005.5
Net customer additions	80.3	108.8	412.8	1,226.9
Market penetration	13.2%	12.8%
Churn	2.31%	2.44%	2.31%	2.36%
Average revenue per customer per month	$45.54	$45.87	$47.00	$48.74
Cost to acquire a new customer	$316	$266	$315	$302

ALLTEL added nearly 2.3 million gross customers during the twelve month period ended March 31, 2002. As a result of this increase in gross customer additions, the total number of wireless customers served by ALLTEL increased by more than 412,000 customers or 7 percent during the past twelve month period. As a result of customer growth, the Company's market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 13.2 percent as of March 31, 2002. The level of customer growth during 2002 will be dependent upon the Company's ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market. Economic factors, including weakening customer demand and consumer credit, affected the wireless industry in the fourth quarter of 2001 and continued to affect customer growth rates during the first quarter of 2002. The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phones to existing customers and making strategic acquisitions. In 2002, managing the growth of a value-creating customer base will likely result in slower customer growth rates than ALLTEL experienced in 2001.

The Company continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). To improve customer retention, the Company offers competitively-priced rate plans, analyzes customer usage patterns and proactively notifies the customer if a better rate plan is available and migrates customers from analog to digital equipment through the use of equipment subsidies. In addition, the Company continues to upgrade its telecommunications network in order to provide enhanced service offerings to customers. As a result of these efforts, customer churn decreased slightly in both the three and twelve months ended March 31, 2002, despite heightened competition and declining economic conditions.

Wireless revenues and sales increased $24.9 million or 3 percent and $177.9 million or 5 percent for the three and twelve month periods ended March 31, 2002, respectively. Service revenues increased 6 percent in both the three and twelve month periods ended March 31, 2002, or $50.4 million and $217.1 million, respectively. Product sales revenues decreased $25.5 million or 46 percent and $39.2 million or 19 percent for the three and twelve month periods ended March 31, 2002, respectively. The decreases in product sales in both periods were primarily due to lower retail prices and higher equipment subsidies driven by increased competition. The slight decrease in gross customer additions also affected product sales growth in the three month period of 2002.

Service revenues increased in both 2002 periods primarily driven by customer growth, partially offset by lower airtime and retail roaming revenues, reflecting the expansion of local, regional and national calling areas and a decrease in wholesale roaming rates. The decreases in average revenue per customer per month during the three and twelve month periods of 2002 reflected the effects of the local, regional and national calling plans, decreased wholesale roaming rates and continued penetration into more competitive retail and non-traditional market segments. Service revenues also reflected increases in the sale of enhanced services and rental revenues. Revenues from enhanced services increased $7.7 million and $31.4 million in the three and twelve month periods of 2002, respectively, reflecting increase demand for these service offerings. Rental revenues increased $7.3 million and $26.3 million for the three and twelve month periods ended March 31,

2002, respectively. The increases in rental revenues in both periods primarily resulted from ALLTEL's agreement with American Tower Corporation ("American Tower") to lease 1,773 of the Company's cell site towers for cash. Proceeds from this leasing transaction are recognized as service revenues on a straight-line basis over the fifteen-year lease term. Service revenue growth during 2002 will depend upon ALLTEL's ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling additional enhanced services.

Operating income increased $29.8 million or 16 percent and $17.9 million or 2 percent for the three and twelve month periods ended March 31, 2002, respectively. In addition to reflecting the growth in operating revenues noted above, wireless operating income in the three and twelve month periods of 2002 was also favorably impacted by the effect of no longer amortizing goodwill and other indefinite-lived intangibles assets pursuant to SFAS No. 142, as previously discussed. Excluding the effects of amortization of indefinite-lived intangible assets in all periods, wireless operating income would have increased $12.1 million or 6 percent and $3.3 million or less than one percent in the three and twelve month periods ended March 31, 2002, respectively.

Operations expense increased $23.1 million or 5 percent and $13.1 million or 1 percent for the three and twelve month periods ended March 31, 2002, respectively. Bad debt expense increased $21.2 million and $46.5 million for the three and twelve month periods ended March 31, 2002, respectively, primarily due to the overall decline in economic conditions and weakening consumer credit. Operations expense for both 2002 periods also reflected increased selling and marketing expenses, principally advertising costs. The increased advertising costs related to the rollout of new rate plans and other promotional activities. Selling and marketing expenses in the three month period also reflected an increase in commissions paid to local dealers, as a result of a special incentive plan initiated during the first quarter of 2002 to induce dealers to promote ALLTEL's wireless service in their stores. The increases in operations expense attributable to increased bad debt expense and higher selling and marketing costs were partially offset by reduced interconnect toll and roaming expenses, which decreased $7.2 million and $51.3 million during the three and twelve month periods of 2002, respectively. The reduction in interconnect toll and roaming expenses primarily resulted from negotiated declines in roaming rates attributable to ALLTEL's reciprocal roaming agreement with Verizon Wireless that significantly lowered the roaming and toll rates charged by each company to one another. Cost of products sold decreased $9.8 million or 8 percent and increased $74.0 million or 19 percent for the three and twelve month periods ended March 31, 2002, respectively. The decrease in cost of products sold for the three month period was consistent with the overall decline in product sales discussed above. The increase for the twelve month period of 2002 was primarily due to the selling of higher-priced digital phones and the Company's continuing efforts to migrate customers from analog to digital as part of ALLTEL's customer retention efforts. The decrease in depreciation and amortization expense in the three month period of 2002 primarily reflected the effects of no longer amortizing goodwill and other indefinite-lived intangible assets as discussed above. The increase in depreciation and amortization expense during the twelve month period of 2002 primarily resulted from growth in wireless plant in service, partially offset by the effects of the elimination of amortization of goodwill and other indefinite-lived intangible assets.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. The increases in per unit customer acquisition costs during the three and twelve month periods of 2002 primarily reflected the increase in selling and marketing expenses noted above and the effect of higher equipment subsidies. The cost to acquire a new customer in the three month period of 2002 also reflected the effect of spreading the customer acquisition costs over a slightly lower number of gross customer additions compared to the prior year. The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. While ALLTEL intends to manage the costs of acquiring new customers during 2002 by continuing to expand and enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

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

Communications-Wireline Operations

	Three Months Ended		Twelve Months Ended
(Dollars in millions, access lines in thousands)	March 31,		March 31,

	2002	2001	2002	2001
Revenues and sales
Local service	$231.1	$222.6	$ 918.0	$ 857.2
Network access and long-distance	217.4	215.7	856.8	841.2
Miscellaneous	50.6	46.7	204.1	183.9
Total revenues and sales	499.1	485.0	1,978.9	1,882.3
Costs and expenses:
Operations	200.4	198.1	794.1	798.8
Cost of products sold	5.3	6.4	27.3	26.6
Depreciation and amortization	103.3	102.0	413.3	387.9
Total costs and expenses	309.0	306.5	1,234.7	1,213.3
Operating income	$190.1	$178.5	$ 744.2	$ 669.0

Access lines in service	2,623.2	2,597.7

Wireline operations consist of the Company's Incumbent Local Exchange Carrier ("ILEC"), CLEC and Internet operations. Wireline revenues and sales increased $14.1 million or 3 percent and $96.6 million or 5 percent for the three and twelve months ended March 31, 2002, respectively. Wireline operating income increased $11.6 million or 6 percent and $75.2 million or 11 percent for the three and twelve months ended March 31, 2002, respectively. Operating income in the three and twelve month periods of 2002 was favorably impacted by the effect of no longer amortizing goodwill in accordance with SFAS No. 142. In addition, wireline operating results for the twelve months ended March 31, 2001 included the effect of the $11.5 million Georgia PSC litigation settlement previously discussed. Excluding the effects of this settlement and the amortization of goodwill, wireline revenues and sales would have increased $85.1 million or 4 percent in the twelve month period of 2002 and operating income would have increased $10.0 million or 6 percent and $61.5 million or 9 percent in the three and twelve month periods ended March 31, 2002, respectively. In the past twelve months, customer access lines increased 1 percent, reflecting increased sales of residential and second access lines. Internal access line growth during 2002 is expected to result primarily from population growth in the Company's service areas. As with its wireless business, ALLTEL expects that the continuation of slower economic growth will lower internal access line growth rates during 2002. To drive revenue growth in 2002, the Company will continue to emphasize customer service and sales of enhanced services.

Local service revenues increased $8.5 million or 4 percent and $60.8 million or 7 percent for the three and twelve months ended March 31, 2002, respectively. Local service revenues for the twelve month period of 2001 included the effect of the Georgia PSC litigation settlement. Excluding the effect of the settlement, local service revenues would have increased $49.3 million or 6 percent in the twelve month period ended March 31, 2002. Net of the litigation settlement, the increases in local service revenues in both 2002 periods reflected growth in revenues derived from the sales of enhanced products and services. Growth in custom calling and other enhanced services, reflecting increased demand for these service offerings, increased $3.4 million and $17.1 million for the three and twelve months ended March 31, 2002, respectively. Revenues earned from integrated service digital network services increased $1.8 million and $8.3 million and revenues from the sale of equipment protection plans increased $1.9 million and $7.1 million for the three and twelve months ended March 31, 2002, respectively. Growth in customer access lines accounted for less than $1.0 million and $10.3 million of the overall growth in local service revenues during the three and twelve month periods of 2002, respectively.

Network access and long-distance revenues increased $1.7 million or 1 percent and $15.6 million or 2 percent in the three and twelve months ended March 31, 2002, respectively. The increases in network access and long-distance revenues in both 2002 periods primarily reflected higher volumes of network usage and growth in customer access lines, partially offset by reductions in intrastate toll revenues. Network access and long-distance revenues for the three and twelve month periods of 2002 also reflected reductions in revenues received from the Georgia Universal Service Fund of $4.2 million and $14.3 million, respectively. These revenue reductions resulted from the Georgia PSC litigation settlement previously discussed.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and Internet services. Miscellaneous revenues increased $3.9 million or 8 percent and $20.2 million or 11 percent in the three and twelve months ended March 31, 2002, respectively. The increases in both 2002 periods were mainly attributable to growth in the Internet operations, as Internet service revenues increased $2.7 million and $10.7 million in the three and twelve months ended March 31, 2002, respectively. Internet revenues increased primarily due to customer growth and an increase in the standard monthly rate charged to customers for this service initiated during the fourth quarter of 2001. Directory advertising revenues increased $1.0 million and $4.0 million for the three and twelve months ended March 31, 2002, respectively, also contributing to the growth in miscellaneous revenues.

Growth in operating income for both periods of 2002 reflected the increases in wireline operating revenues and reductions in customer service and other general and administrative expenses, primarily resulting from the Company's restructuring efforts, as previously discussed. The increases in operating income attributable to revenue growth and cost savings were partially offset by increases in network-related expenses, depreciation and amortization and selling and marketing expenses. Network-related expenses increased in both periods primarily due to the growth in customer access lines and network usage, while depreciation and amortization expense increased in both periods primarily due to growth in wireline plant in service. Selling and marketing expenses increased in both periods primarily due to additional advertising costs associated with the Company's nationwide branding campaign.

Regulatory Matters - Wireline Operations

ALLTEL's ILEC operations, except for the Nebraska operations, follow the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the ILEC subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to determine whether the continuing application of SFAS No. 71 is appropriate. As a result of the passage of the 96 Act and state telecommunications reform legislation or regulations, ALLTEL's ILEC operations have begun to experience some competition in their local service areas.

Through March 31, 2002, this competition had not had a material adverse effect on the results of operations of ALLTEL's ILEC operations.

While the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If ALLTEL's ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations ranging in an amount of approximately $15.0 to $25.0 million. The non-cash charge would consist primarily of the write-off of previously established regulatory assets and liabilities, as the Company would not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, the Company currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies. Upon discontinuance of SFAS No. 71, the Company will be required to revise the lives of its property, plant and equipment to reflect the estimated economic useful lives of the assets. The Company does not expect that the revisions in asset lives would be significant.

Certain states in which the Company's ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Pennsylvania and Texas.

The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate. The Nebraska ILEC properties, which were acquired in 1999, operate under price cap regulation pursuant to waivers granted by the FCC which were to expire on July 1, 2002. On April 17, 2002, the FCC adopted an order extending ALLTEL's waiver of price cap regulation associated with its Nebraska ILEC properties until such time that the FCC completes a comprehensive review of the waiver process.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC has proposed a "bill and keep" compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way ALLTEL receives compensation from other carriers and its end users. At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its ILEC revenues and expenses would be.

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

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services

	Three Months Ended		Twelve Months Ended
(Dollars in millions, customers in thousands)	March 31,		March 31,

	2002	2001	2002	2001
Revenues and sales	$182.6	$198.1	$808.4	$904.4
Costs and expenses:
Operations	67.6	66.6	267.1	266.4
Cost of products sold	94.7	104.5	434.8	541.6
Depreciation and amortization	6.7	5.0	24.2	19.0
Total costs and expenses	169.0	176.1	726.1	827.0
Operating income	$ 13.6	$ 22.0	$ 82.3	$ 77.4

Long-distance customers	1,318.0	1,159.6

Communications support services revenues and sales decreased $15.5 million or 8 percent and $96.0 million or 11 percent for the three and twelve month periods ended March 31, 2002, respectively. The decrease in revenues and sales in both periods primarily resulted from a reduction in sales of telecommunications and data products, which decreased $12.5 million and $132.0 for the three and twelve month periods, respectively. Sales to non-affiliates declined $13.7 million and $59.6 million in the three and twelve month periods, respectively, primarily due to a general reduction in capital spending by telecommunications companies as a result of current economic conditions and the industry's emphasis on controlling costs. Sales to affiliates decreased $72.4 million in the twelve month period of 2002, primarily due to timing differences in the purchases of materials and equipment related to long-term construction projects. Revenues from long-distance and network management services decreased $1.1 million and increased $22.7 million in the three and twelve months ended March 31, 2002, respectively. The decrease in the three month period of 2002 reflected reduced minutes of usage and a decrease in customer billing rates as a result of competition. The increase in the twelve month period of 2002 was primarily driven by growth in ALLTEL's customer base for these services. Directory publishing revenues decreased $1.9 million and increased $13.3 million in the three and twelve months ended March 31, 2002, respectively. The changes in directory revenues were attributable to changes in the number of directory contracts published compared to the same periods 2001. Fourteen fewer directory contracts were published during the first three months of 2002, compared to the corresponding 2001 period. Conversely, sixty-one more contracts were published during the twelve months ended March 31, 2002 compared to the same 2001 period.

Operating income from communications support services decreased $8.4 million or 38 percent and increased $4.9 million or 6 percent for the three and twelve months ended March 31, 2002, respectively. The changes in cost of products sold for both 2002 periods were consistent with the changes in revenues and sales noted above. Although revenues and sales overall declined in the twelve month period of 2002, operating income increased slightly primarily due to growth in the Company's higher-margin long-distance operations and slightly improved gross profit margins earned by the product distribution operations on its sales to non-regulated affiliates.

Information Services

	Three Months Ended		Twelve Months Ended
(Millions)	March 31,		March 31,

	2002	2001	2002	2001
Revenues and sales	$239.2	$259.9	$1,014.5	$1,033.6
Costs and expenses:
Operations	181.5	202.3	773.2	791.9
Cost of products sold	-	0.5	0.3	2.2
Depreciation and amortization	22.5	23.4	93.1	92.8
Total costs and expenses	204.0	226.2	866.6	886.9
Operating income	$ 35.2	$ 33.7	$ 147.9	$ 146.7

Information services revenues and sales decreased $20.7 million or 8 percent and $19.1 million or 2 percent for the three and twelve month periods ended March 31, 2002, respectively. Financial services revenues, which includes the residential lending and international operations, decreased $11.0 million in the three month period ended March 31, 2002, primarily due to reduced revenues from several large customers, partially offset by revenues earned from new businesses and growth in existing data processing contracts. Financial services revenues increased $14.3 million in the twelve month period ended March 31, 2002, primarily due to revenues earned from new businesses and growth in mortgage processing revenues, partially offset by reduced revenues from several large customers. Mortgage processing revenues reflected an increase in mortgage refinancing activity due to declines in consumer borrowing rates and additional software maintenance revenues. During 2000, ALLTEL formed ALLTEL Mortgage Solutions, a joint venture with Bradford & Bingley Group, a large United Kingdom mortgage lender. In March 2001, the Company also announced the formation of a joint venture with IBM, which operates as ALLTEL Corebanking Solutions, and will provide corebanking software to financial service organizations in Europe. These new businesses accounted for $13.6 million of the overall increase in financial services revenues for the twelve month period ended March 31, 2002. The decreases in revenues from several large financial services customers in both 2002 periods primarily resulted from completion during 2001 of certain customer specific software development and conversion projects and lost operations due to consolidation in the financial services industry. Telecommunications revenues decreased $9.7 million and $33.4 million for the three and twelve month periods ended March 31, 2002, respectively, resulting from reduced revenues earned from several large customers, partially offset by additional services provided to existing customers. The reduced revenues from several large telecommunications customers reflected lost operations due to contract terminations and the completion during 2001 of customer specific conversion projects and other transitional services.

The changes in operations expense for the three and twelve month periods of 2002 were consistent with the changes in revenues and sales noted above. In addition, operations expenses for both 2002 periods reflected reduced overhead and other general and administrative expenses resulting from the Company's restructuring activities, as previously discussed. Primarily as a result of the changes in operating expenses, operating income increased $1.5 million or 4 percent and $1.2 million or 1 percent in the three and twelve month periods ended March 31, 2002, respectively.

In connection with the Company's joint ventures with IBM and with Bradford & Bingley Group, ALLTEL capitalized $35.8 million in software development costs during 2001. The Company expects to capitalize in 2002 approximately $20.0 to $25.0 million of additional software development costs related to these joint ventures. During the first quarter of 2002, the Company capitalized $5.8 million of software development costs related to these joint ventures. The process of developing new software products is complex and requires the Company to make long-term investments and commit significant resources before realizing revenue streams from these joint ventures. Accordingly, the future profitability of these joint ventures and the Company's ability to recover its investment will be dependent upon ALLTEL's success in marketing the software and related services to customers.

Corporate Expenses

	Three Months Ended		Twelve Months Ended
(Millions)	March 31,		March 31,

	2002	2001	2002	2001
Corporate operating expenses	$ 8.3	$ 9.6	$ 39.2	$ 40.4
Integration expenses and other charges	42.9	69.0	66.1	84.2
Total corporate expenses	$51.2	$78.6	$105.3	$124.6

As indicated in the table, corporate expenses included integration expenses and other charges, as previously discussed. Corporate expenses for the three and twelve month periods of 2002 were favorably impacted by the effect of no longer amortizing goodwill in accordance with SFAS No. 142. Excluding the effects of the amortization of goodwill and integration expenses and other charges in each period, corporate expenses would have decreased $0.6 million or 7 percent and $0.5 million or 1 percent for the three and twelve month periods ended March 31, 2002. Net of goodwill and the integration expenses and other charges, the decrease in corporate expenses in both 2002 periods reflected a reduction in employee-related benefit costs primarily resulting from the Company's restructuring activities and its continued focus on controlling costs.

Non-Operating Income, Net

	Three Months Ended		Twelve Months Ended
(Millions)	March 31,		March 31,

	2002	2001	2002	2001
Equity earnings in unconsolidated partnerships	$ 8.7	$11.3	$54.3	$99.2
Minority interest in consolidated partnerships	(14.2)	(16.8)	(69.2)	(94.2)
Other income, net	5.0	10.4	27.8	39.8
Non-operating income (expense), net	$(0.5)	$ 4.9	$12.9	$44.8

As indicated in the table above, non-operating income, net decreased $5.4 million or 110 percent and $31.9 million or 71 percent in the three and twelve months ended March 31, 2002, respectively. The decreases in equity earnings in unconsolidated partnerships in both 2002 periods, primarily reflected the transfer to BellSouth of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in 2001, as previously discussed. In addition, the fourth quarter 2001 acquisition of a controlling interest in a Texas wireless partnership, in which the Company previously held a minority ownership interest, also contributed to the decrease in equity earnings in both 2002 periods. The decreases in minority interest expense in both the three and twelve months of 2002 primarily reflected the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs in connection with the dissolution of the BellSouth partnership. Other income, net for the three and twelve month periods ended March 31, 2001 included a $5.0 million pretax gain from the sale of a miscellaneous investment.

Interest Expense

Interest expense decreased $16.9 million or 21 percent and $51.4 million or 16 percent in the three and twelve month periods ended March 31, 2002, respectively. As previously discussed, the changes in interest expense in both periods reflected decreases in both the weighted average borrowing amounts and rates applicable to ALLTEL's commercial paper program. The reduced commercial paper borrowings reflected the monetizing of certain non-strategic assets completed by ALLTEL during the past fifteen months including the sale of 20 PCS licenses and the leasing of 1,773 wireless cell site towers.

Income Taxes

Income tax expense decreased $126.7 million or 49 percent and $917.4 million or 61 percent for the three and twelve month periods ended March 31, 2002, respectively. The decreases in income tax expense in each period primarily reflected the tax-related impact of the gains recognized from the sale of PCS licenses, the exchange of wireless assets and the sale of WorldCom stock, as well as the other special charges and unusual items previously discussed. Excluding the effect on tax expense of the special charges and unusual items in each period, income tax expense would have increased $8.7 million or 6 percent and $22.8 million or 4 percent in the three and twelve month periods ended March 31, 2002, respectively, consistent with the overall growth in the Company's earnings from continuing operations excluding special charges and unusual items.

Average Common Shares Outstanding

The average number of common shares outstanding decreased 1 percent in the three and twelve month periods ended March 31, 2002, respectively. The decreases in both periods primarily reflected the Company's repurchase of 3.3 million of its common shares during the second quarter of 2001, as further discussed below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended		Twelve Months Ended
(Millions, except per share amounts)	March 31,		March 31,

	2002	2001	2002	2001

Cash flows from (used in):
Operating activities	$ 603.2	$ 526.7	$2,147.0	$1,674.3
Investing activities	(258.7)	173.5	(1,002.5)	(959.5)
Financing activities	(336.0)	(751.6)	(1,061.1)	(704.6)
Effect of exchange rate changes	(0.4)	(6.2)	0.4	(3.9)
Change in cash and short-term investments	$ 8.1	$ (57.6)	$ 83.8	$ 6.3

Total capital structure	$9,368.2	$9,410.3
Percent of equity to total capital	60.7%	57.0%
Book value per share	$18.27	$17.11

Operating Activities

Cash provided from operations continued to be ALLTEL's primary source of liquidity. The increases in the three and twelve month periods ended March 31, 2002 reflected growth in earnings of the Company before depreciation and amortization, interest expense, income taxes and special charges and unusual charges. The increases in cash provided from operations resulting from earnings growth in both periods of 2002 were partially offset by changes in working capital requirements, including timing differences in the receipt and payment of trade receivables and payables.

Investing Activities

Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures for the three and twelve month periods ended March 31, 2002 were $201.0 million and $1,226.0 million, respectively, compared to $207.0 million and $1,213.5 million for the same periods in 2001. During the past two-year period, the Company funded most of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to construct additional network facilities and to deploy digital wireless technology. Capital expenditures were also incurred to upgrade ALLTEL's telecommunications network in order to offer other communications services, including long-distance, Internet and local competitive access services. The Company expects capital expenditures to be approximately $1.2 billion for 2002, which will be funded primarily from internally generated funds.

Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the three and twelve month periods ended March 31, 2002 were $38.5 million and $180.9 million, respectively, compared to $29.0 million and $112.4 million for the same periods in 2001. The increases in both 2002 periods reflected additional spending on certain of the Company's proprietary financial services software products and costs incurred for the development and enhancement of internal use software to support the Company's retail operations.

Cash outlays for the purchase of property were $29.2 million and $230.4 million for the three and twelve months ended March 31, 2002, respectively. During the first quarter of 2002, ALLTEL purchased a wireline property in Georgia for $17.9 million, acquired an additional ownership interest in a Texas wireless property and purchased a privately held company serving the financial services industry. In connection with the latter two acquisitions, the Company paid $11.3 million in cash. In addition to including the first quarter 2002 acquisitions, the twelve month period ended March 31, 2002 also included the $190.7 million deposit paid by ALLTEL in connection with the Company's pending purchase of wireline properties in Kentucky, as previously discussed. This deposit is forfeitable if ALLTEL fails to meet certain financing or other commitments. Cash flows used in investing activities for the twelve month period of 2001 included cash outlays for the acquisition of property of $1,056.4 million. This amount principally consisted of $624.3 million paid by ALLTEL in connection with the exchange of wireless assets with Bell Atlantic completed in April 2000 and $387.6 million paid by ALLTEL in October 2000 to acquire wireless properties in Louisiana. Also during the twelve month period ended March 31, 2001, the Company acquired additional ownership interests in wireless properties in Florida and Georgia and purchased two privately held companies serving the financial services industry. In connection with these acquisitions, the Company paid $28.1 million in cash and issued approximately 730,000 shares of ALLTEL common stock.

Cash flows from investing activities for the three and twelve month periods ended March 31, 2002 included $7.5 million and $531.9 million, respectively, of advance lease payments received from American Tower for the leasing of cell site towers. In December 2000, ALLTEL signed an agreement to lease American Tower certain of the Company's cell site towers in exchange for cash. In turn, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen year lease agreement. During February 2002, the Company closed on the remaining towers under this agreement. Upon completion of this transaction, ALLTEL had leased 1,773 cell site towers to American Tower.

Cash flows from investing activities for the three and twelve month periods ended March 31, 2001 included proceeds from the sale of assets of $411.4 million and $740.3 million, respectively. These amounts primarily consisted of $410.1 million received by ALLTEL from the sale of 20 PCS licenses in February 2001, as previously discussed. Proceeds from the sale of assets for the twelve month period of 2001 also included cash proceeds of $216.9 million received by ALLTEL to complete the exchange of wireless assets with GTE in June 2000 and $112.0 million received from the sale of PCS assets. As previously discussed, the PCS assets sold included the operations in Birmingham and Mobile, Ala. and PCS licenses in nine other markets. Cash flows from investing activities for the twelve month period ended March 31, 2001 also included proceeds from the sale of investments of $633.0 million, principally consisting of proceeds of $595.8 million received from the sale of a portion of the Company's investment in WorldCom common stock. The proceeds received from the leasing of cell site towers and asset sales were used primarily to reduce borrowings under the Company's commercial paper program.

Investing activities for the three and twelve month periods ended March 31, 2002 also included proceeds from the return on investments of $11.3 million and $54.3 million, respectively, compared to $18.8 million and $77.9 million for the same periods of 2001. These amounts primarily consisted of cash distributions received from ALLTEL's wireless minority investments. The decreases in both the 2002 periods primarily reflected the transfer to BellSouth of certain minority investments and the fourth quarter 2001 acquisition of a controlling interest in a Texas wireless partnership, as previously discussed.

Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $105.7 million and $414.3 million for the three and twelve month periods ended March 31, 2002, respectively, compared to $103.2 million and $405.2 million for the same periods in 2001. The increases in dividend payments in both periods primarily reflected growth in the annual dividend rate on ALLTEL's common stock. In October 2001, the Company's Board of Directors approved an increase in the quarterly common stock dividend rate from $.33 to $.34 per share, raising the annual dividend rate to $1.36 per share.

The Company has a $1.0 billion line of credit under a revolving credit agreement of which $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005. No borrowings were outstanding under the revolving credit agreement at March 31, 2002, December 31, 2001 or March 31, 2001. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.25 billion. Under this program, commercial paper borrowings are supported by the Company's revolving credit agreement and are deducted from the revolving credit agreement in determining the amount available for borrowing under that agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.25 billion. ALLTEL classifies commercial paper borrowings up to $1.0 billion as long-term debt because the revolving credit agreement supports these borrowings. Commercial paper borrowings outstanding at March 31, 2002 were $21.0 million and had a weighted average interest rate of 2.1 percent. Commercial paper borrowings outstanding at December 31, 2001 and March 31, 2001 were $230.1 million and $261.5 million, respectively, compared to $835.5 million and $224.7 million that were outstanding at December 31, 2000 and March 31, 2000, respectively. The increase in commercial paper borrowings outstanding from March 31, 2000 represented all of the long-term debt issued in the twelve month period of 2001.

Retirements of long-term debt were $227.6 million and $377.8 million for the three and twelve months ended March 31, 2002, respectively, compared to $632.2 million and $100.0 million for the same periods of 2001. The net reductions from December 31, 2001 and March 31, 2001 in commercial paper borrowings of $209.1 million and $240.5 million, respectively, represented the majority of the long-term debt retired in the three and twelve month periods of 2002. Retirements of long-term debt for the twelve month period of 2002 also included the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed. The decrease in commercial paper borrowings from December 31, 2000 of $574.0 million represented the majority of the long-term debt retired in the three month period of 2001. Scheduled long-term debt retirements, net of commercial paper activity and the prepayment of long-term debt, amounted to $18.5 million and $63.8 million for the three and twelve month periods of 2002, respectively, compared to $58.3 million and $100.0 million for the same periods of 2001.

Distributions to minority investors were $12.5 million and $107.1 million for the three and twelve months ended March 31, 2002, respectively, compared to $23.4 million and $75.2 million for the same periods in 2001. The decrease in the three month period primarily reflected the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs related to the dissolution of a partnership with BellSouth previously discussed. In addition to reflecting this transaction, the decrease in the twelve month period also reflected the effects of the acquisition of the remaining minority interests in wireless properties in Florida and Georgia and the disposition of certain majority-owned partnerships in connection with the property exchanges with Bell Atlantic and GTE, as previously discussed. Distributions for the three and twelve month periods of 2002 included additional payments of $1.1 million and $49.5 million, respectively, representing the minority investors' share of the proceeds received from the leasing of cell site towers discussed above.

On July 20, 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allowed the Company to repurchase up to 7.5 million shares of its outstanding common stock. During the twelve months ended March 31, 2002, ALLTEL repurchased on the open market 1.4 million of its common shares at a total cost of $78.1 million, compared to 3.0 million common shares repurchased at a total cost of $164.3 million during the twelve months ended March 31, 2001. In November 2000, the Company entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price was equal to the financial institution's cost to acquire the shares plus a premium based on the net carrying cost of the shares to the financial institution and accrued over the period that the contract was outstanding. During the second quarter of 2001, the Company settled these contracts by acquiring 1.9 million of its common shares at a cost of $114.2 million. Through March 31, 2002, ALLTEL had repurchased 6.3 million of the 7.5 million shares the Company was authorized to repurchase under the stock repurchase plan.

The Company believes it has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends. On April 9, 2002, ALLTEL deregistered its May 2001 $1.0 billion shelf registration statement, under which no debt securities had been issued. On March 28, 2002, the Company filed a new shelf registration statement providing for the issuance of up to $5.0 billion in the aggregate initial offering price of unsecured debt and equity securities. On April 10, 2002, the Securities and Exchange Commission declared this shelf registration statement effective, and during May 2002, the Company sold 27.7 million equity units under this shelf registration statement and received net proceeds of $1.34 billion. The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005. ALLTEL will make quarterly contract adjustment payments to the holder at the rate of 1.50 percent of the stated amount per year. The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL's common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit. The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent, and mature on May 17, 2007. In addition to the net proceeds from this offering, the Company expects that the primary sources for funding the remaining $3.35 billion cost of its announced wireline and wireless acquisitions will be additional funds borrowed or received under (1) a senior bridge credit facility for which ALLTEL has received firm commitments from several financial institutions, (2) additional borrowings available to the Company under its $1.25 billion commercial paper program and (3) additional long-term debt securities issued under the $5.0 billion shelf registration statement.

ALLTEL's commercial paper and long-term credit ratings with Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("Standard & Poor") and Fitch Ratings were unchanged from December 31, 2001 and were Prime-1, A-1 and F1 for commercial paper, respectively and A2, A and A for long-term credit, respectively. Factors that could affect ALLTEL's short and long-term credit ratings would include, but not be limited to, a substantial decline in the Company's operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements. The Company believes that using a combination of equity units and debt to finance its pending purchases of wireline and wireless properties should not adversely affect the Company's current short and long-term credit ratings. If ALLTEL's credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on new borrowings and the Company's access to the public capital markets could be adversely affected. A downgrade in ALLTEL's current short or long-term credit ratings would not accelerate scheduled principal payments of ALLTEL's existing long-term debt.

The revolving credit agreement contains various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a long-term debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the agreement, long-term debt would include amounts classified as long-term debt, current maturities related to long-term debt outstanding and any borrowings under the revolving credit agreement. As of March 31, 2002, the Company's long-term debt to capitalization ratio was 39.3 percent. Following the completion of financing its pending wireline and wireless acquisitions, the Company expects its long-term debt-to-capitalization ratio to be between 50 and 55 percent. Under terms of the revolving credit agreement, if the Company were to lose its investment grade rating (defined as Baa3 or higher by Moody's and BBB- by Standard & Poor's), the Company would be restricted from incurring new short-term debt, but would not be restricted from borrowing under the revolving credit agreement.

Under the Company's long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing agreements that would trigger acceleration of future lease payments.

At March 31, 2002, current maturities of long-term debt were $500.1 million and included a $450.0 million, 7.13 percent senior unsecured note due March 1, 2003. The Company expects to fund the payment of this note at maturity through either operating cash flows or refinancing all or a portion of the obligation through the issuance of additional commercial paper borrowings or other unsecured long-term debt.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 will apply to fiscal years beginning after June 15, 2002, and will address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

Other Information

On May 7, 2002, the Audit Committee of the Board of Directors of ALLTEL authorized (1) the engagement of PricewaterhouseCoopers LLP as the independent auditors for ALLTEL for the calendar year 2002 and (2) the dismissal of ALLTEL's existing independent auditors, Arthur Andersen LLP.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks at March 31, 2002 are similar to the market risks discussed in ALLTEL's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The Company is exposed to market risk from changes in marketable equity security prices and from changes in interest rates on its long-term debt obligations that affect the fair value of these obligations. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. Fair value for investments is determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price is available. Fair value of long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

At March 31, 2002, investments of the Company are recorded at fair value of $232.5 million compared to $251.6 million at December 31, 2001. Marketable equity securities amounted to $16.1 million and $19.1 million and included unrealized holding losses of $6.3 million and $4.5 million at March 31, 2002 and December 31, 2001, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $1.6 million decrease in the fair value of these securities at March 31, 2002.

Substantially all of the Company's long-term debt obligations are fixed rate obligations. Changes in interest rates can result in fluctuations in the fair value of the Company's long-term debt obligations. There have been no material changes in the weighted average maturity or weighted average interest rates applicable to the Company's outstanding long-term debt since December 31, 2001. At March 31, 2002, the fair value of the Company's long-term debt was estimated to be $3,925.3 million compared to a carrying value of $3,185.0 million. A hypothetical increase of 70 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $118.3 million decrease in the fair value of the Company's long-term debt at March 31, 2002.

The Company uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt, such that the portion of debt subject to variable rates does not exceed 30 percent of the Company's total long-term debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Management continually reviews the Company's exposure to interest rate fluctuations and implements strategies to mitigate the exposure. During the third quarter of 2001, the Company entered into four, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $500.0 million to convert fixed interest rate payments to variable. As of March 31, 2002, the fair market value of the interest rate swaps was $0.1 million. A hypothetical increase of 70 basis points (ten percent of the Company's overall weighted average borrowing rate) would result in an approximate $20.9 million decrease in the fair value of the Company's interest rate swaps as of March 31, 2002. Conversely, a hypothetical decrease of 70 basis points would result in an approximate $22.1 million increase in the fair value of the Company's interest rate swaps as of March 31, 2002.

The Company's business operations in foreign countries are not material to the Company's consolidated operations, financial condition and liquidity. Foreign currency translation gains and losses were not material to the Company's consolidated results of operations for the three and twelve months ended March 31, 2002 and 2001. Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ALLTEL CORPORATION

FORM 10-Q

Part II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

   (a)             See the exhibits specified on the Index of Exhibits located at Page 38.

   (b)             Reports on Form 8-K:

Current Report on Form 8-K dated May 7, 2002, reporting under Item 4, Changes in Registrant's Certifying Accountant, that the Audit Committee of the Board of Directors of ALLTEL authorized (1) the engagement of PricewaterhouseCoopers LLP as the independent auditors for ALLTEL for the calendar year 2002 and (2) the dismissal of ALLTEL's existing independent auditors, Arthur Andersen LLP.

Current Report on Form 8-K dated May 6, 2002, reporting under Item 5, Other Events, that on March 28, 2002, ALLTEL filed a registration statement on form S-3 (File No. 333-85142), which was declared effective on April 10, 2002 (the "Registration Statement"). On April 30, 2002, the Company entered into a Terms Agreement between the Company and the underwriters named therein, relating to the offering and sale of up to 25,000,000 (or 28,750,000 if the underwriters' overallotment option is exercised in full) of the Company's equity units (the "Equity Units") under the Registration Statement. On May 2, 2002, the Company filed the final Prospectus Supplement, dated April 30, 2002, which included the Prospectus, dated April 10, 2002, relating to the offering and sale of the Equity Units. On May 6, 2002, the Company consummated the closing of the sale of 25,000,000 Equity Units, which may be increased to 28,750,000 Equity Units if the underwriters' overallotment is exercised in full. The Equity Units initially consist of units referred to as corporate units, each with a stated amount of $50. Each corporate unit includes a purchase contract pursuant to which the purchaser has, subject to certain conditions, agreed to purchase shares of the Company's common stock on May 17, 2005 at a settlement rate to be determined depending on the price of the Company's common stock at such time. Each corporate unit also includes $50 principal amount of the Company's senior notes due May 17, 2007. Copies of certain agreements related to the offering were attached as exhibits to the Form 8-K filing.

Current Report on Form 8-K dated April 30, 2002, reporting under Item 5, Other Events, that on April 29, 2002, the Company filed, pursuant to Rule 424(b)(5), a Preliminary Prospectus Supplement, dated April 25, 2002, which included the Prospectus dated April 10, 2002, relating to the offering of up to 25,000,000 (or 28,750,000 if the underwriters' overallotment option is exercised in full) of the Company's equity units. Copies of certain agreements related to the offering were attached as exhibits to the Form 8-K filing.

Current Report on Form 8-K dated April 25, 2002, reporting under Item 5, Other Events, the Company's Press Release announcing ALLTEL's first quarter 2002 unaudited consolidated results of operations. These results reflected the Company's new business segment reporting presentation.

Current Report on Form 8-K dated March 19, 2002, reporting under Item 5, Other Events, the Company's Press Release announcing ALLTEL's agreement to purchase all of the wireless properties owned by CenturyTel, Inc. for $1.65 billion in cash. This transaction is expected to close in the third quarter of 2002.

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
(Registrant)

                      /s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)
May 14, 2002

ALLTEL CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description
(10)(l)	ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement)