Form 10-Q
period 2002-06-30
ALLTEL CORP
filed 2002-08-12
CIK 65873

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
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

   YES  X    NO

Number of common shares outstanding as of June 30, 2002:

                                                                            311,015,009

The Exhibit Index is located at page 41.

==================================================================================

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS
Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to Vote of Security Holders	38
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	38

*	No reportable information under this item.

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL including business failures in the telecommunications industry; the extent, timing, and overall effects of competition in the communications business; material changes in available technology; the risks associated with the integration of acquired businesses; adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL's strategic investments; the effects of litigation; the effects of mergers and consolidations within the telecommunications industry or other developments from others in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; and the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service and unbundled network elements and resale rates.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except per share amounts)

	June 30,	December 31,
ASSETS	2002	2001

CURRENT ASSETS:
Cash and short-term investments	$ 2,964.4	$ 85.3
Accounts receivable (less allowance for doubtful
accounts of $75.7 and $52.2, respectively)	1,238.4	1,241.2
Inventories	123.9	163.8
Prepaid expenses and other	265.7	277.5
Total current assets	4,592.4	1,767.8

Investments	244.4	251.6
Goodwill	2,661.5	2,633.6
Other intangibles	780.4	798.5

PROPERTY, PLANT AND EQUIPMENT:
Land	242.2	239.8
Buildings and improvements	1,080.1	1,051.4
Wireline	5,653.1	5,501.3
Wireless	4,331.7	4,160.6
Information services	1,237.8	1,166.8
Other	585.8	578.0
Under construction	452.0	384.1
Total property, plant and equipment	13,582.7	13,082.0
Less accumulated depreciation	6,750.3	6,300.7
Net property, plant and equipment	6,832.4	6,781.3

Other assets	469.9	376.2

TOTAL ASSETS	$ 15,581.0	$ 12,609.0

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 502.2	$ 51.6
Accounts payable	468.4	522.1
Advance payments and customer deposits	222.1	218.0
Accrued taxes	244.4	141.0
Accrued dividends	106.5	105.9
Other current liabilities	230.2	246.5
Total current liabilities	1,773.8	1,285.1

Long-term debt	6,061.6	3,861.5
Deferred income taxes	800.6	738.0
Other liabilities	1,231.8	1,158.6

SHAREHOLDERS' EQUITY:
Preferred stock, Series C, $2.06, no par value, issued and
outstanding: 16,510 and 16,880 shares, respectively	0.4	0.4
Common stock, par value $1 per share, 1.0 billion shares
authorized, issued and outstanding: 311,015,009 and
310,529,902 shares, respectively	311.0	310.5
Additional paid-in capital	690.8	769.2
Unrealized holding gain (loss) on investments	0.1	(4.5)
Foreign currency translation adjustment	(7.3)	(9.9)
Retained earnings	4,718.2	4,500.1
Total shareholders' equity	5,713.2	5,565.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 15,581.0	$ 12,609.0

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions, except per share amounts)	2002	2001	2002	2001

REVENUES AND SALES:
Service revenues	$1,739.9	$1,687.7	$3,419.7	$3,323.5
Product sales	184.5	211.4	337.6	402.6
Total revenues and sales	1,924.4	1,899.1	3,757.3	3,726.1

COSTS AND EXPENSES:
Operations	977.1	924.9	1,882.8	1,827.0
Cost of products sold	224.4	246.1	433.2	471.2
Depreciation and amortization	277.8	291.2	545.4	576.0
Integration expenses and other charges	9.0	2.1	51.9	71.1
Total costs and expenses	1,488.3	1,464.3	2,913.3	2,945.3

OPERATING INCOME	436.1	434.8	844.0	780.8

Equity earnings in unconsolidated partnerships	13.7	17.1	22.4	28.4
Minority interest in consolidated partnerships	(17.7)	(18.6)	(31.9)	(35.4)
Other income, net	9.6	9.2	14.6	19.6
Interest expense	(80.2)	(72.5)	(144.1)	(153.3)
Gain (loss) on disposal of assets, write-down of
investments and other	(13.7)	(4.9)	(13.7)	357.6

Income before income taxes	347.8	365.1	691.3	997.7
Income taxes	131.6	146.6	261.3	403.0

Income before cumulative effect of accounting change	216.2	218.5	430.0	594.7
Cumulative effect of accounting change
(net of income taxes of $13.0)	-	-	-	19.5

Net income	216.2	218.5	430.0	614.2
Preferred dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares	$ 216.1	$ 218.4	$ 429.9	$ 614.1

EARNINGS PER SHARE:
Basic:
Income before cumulative effect of accounting change	$.70	$.70	$1.38	$1.90
Cumulative effect of accounting change	-	-	-	.06
Net income	$.70	$.70	$1.38	$1.96

Diluted:
Income before cumulative effect of accounting change	$.69	$.70	$1.38	$1.89
Cumulative effect of accounting change	-	-	-	.06
Net income	$.69	$.70	$1.38	$1.95

Adjusted net income and earnings per share amounts assuming
change in accounting for goodwill and other indefinite-lived intangible assets was applied retroactively:
Net income as reported	$ 216.2	$ 218.5	$ 430.0	$ 614.2
Amortization of indefinite-lived intangible assets, net of tax	-	22.2	-	42.5
Net income as adjusted	$ 216.2	$ 240.7	$ 430.0	$ 656.7

Basic earnings per share as reported	$.70	$.70	$1.38	$1.96
Amortization of indefinite-lived intangible assets, net of tax	-	.07	-	.14
Basic earnings per share as adjusted	$.70	$.77	$1.38	$2.10

Diluted earnings per share as reported	$.69	$.70	$1.38	$1.95
Amortization of indefinite-lived intangible assets, net of tax	-	.07	-	.14
Diluted earnings per share as adjusted	$.69	$.77	$1.38	$2.09

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
(Millions)	2002	2001

CASH PROVIDED FROM OPERATIONS:
Net income	$ 430.0	$ 614.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	545.4	576.0
Provision for doubtful accounts	135.4	64.1
Cumulative effect of accounting change	-	(19.5)
Non-cash portion of integration expenses and other charges	12.4	31.5
Loss (gain) on disposal of assets, write-down of investments and other	13.7	(357.6)
Increase in deferred income taxes	67.5	37.7
Other, net	14.9	13.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(141.4)	(64.1)
Inventories	39.9	97.4
Accounts payable	4.7	(185.1)
Other current liabilities	81.2	182.6
Other, net	(27.2)	8.2
Net cash provided from operations	1,176.5	999.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(548.6)	(616.6)
Additions to capitalized software development costs	(70.7)	(52.0)
Additions to investments	(4.5)	(1.6)
Purchase of property, net of cash acquired	(30.0)	(19.0)
Proceeds from the lease of cell site towers	7.5	260.7
Proceeds from the sale of investments	-	2.6
Proceeds from the return on investments	19.7	26.9
Proceeds from the sale of assets	-	411.4
Other, net	(5.8)	3.1
Net cash provided by (used in) investing activities	(632.4)	15.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(211.4)	(206.5)
Reductions in long-term debt	(253.3)	(598.0)
Purchase of common stock	-	(192.3)
Distributions to minority investors	(25.7)	(63.5)
Long-term debt issued	2,810.9	-
Common stock issued	11.9	16.6
Net cash provided by (used in) financing activities	2,332.4	(1,043.7)

Effect of exchange rate changes on cash and short-term investments	2.6	(4.3)

Increase (decrease) in cash and short-term investments	2,879.1	(33.5)

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	85.3	67.2
End of period	$ 2,964.4	$ 33.7

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. General:

Basis of Presentation - The consolidated financial statements at June 30, 2002 and 2001 and for the three and six month periods then ended for ALLTEL Corporation ("ALLTEL" or the "Company") are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts, as further discussed below, have been reclassified to conform to the 2002 financial statement presentation. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

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

Under the new reporting presentation, ALLTEL's wireless segment consists of the Company's cellular, Personal Communications Services ("PCS") and paging operations. The competitive local exchange carrier ("CLEC") and Internet access operations have been combined with ALLTEL's incumbent local exchange carrier ("ILEC") operations and reported as the wireline segment. The information services segment no longer includes services provided to ALLTEL affiliates. These affiliate transactions have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company's financial services business and non-affiliated telecommunications operations. All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a new segment classification titled "Communications Support Services". These reclassifications did not affect consolidated operating income, net income or earnings per share reported by ALLTEL prior to January 1, 2002. Consolidated revenues and sales for the three and six months ended June 30, 2001 were reduced by $29.1 million and $62.6 million, respectively, as a result of reclassifying information services revenues previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation".

Change in Reporting Expense Reimbursements - In the first quarter of 2002, the Company changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force Topic D-103. Previously, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in operations expense. Revenue and expense information prior to January 1, 2002 has been reclassified to conform to the new reporting presentation. As a result of this reclassification, consolidated revenues and sales for the three and six months ended June 30, 2001 were increased by $7.8 million and $15.6 million, respectively. This change did not affect operating income or net income reported by the Company prior to January 1, 2002.

2. Accounting Changes:

Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, the Company conducted a review of its other identifiable intangible assets and determined that its cellular and PCS licenses (the "wireless licenses") and wireless franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Accounting Changes, Continued:

indefinitely. Accordingly, ALLTEL also ceased amortization of the wireless licenses and franchise rights as of January 1, 2002. SFAS No. 142 requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts, with the initial impairment review completed during the first interim period following adoption of the standard. In the first quarter of 2002, ALLTEL completed the initial impairment review of its wireless licenses and franchise rights and determined that no write-down in the carrying value of these assets was required. The wireless licenses and franchise rights are operated as a single asset supporting the Company's wireless business, and accordingly were aggregated for purposes of testing impairment. The fair value of these intangible assets was determined based on the discounted cash flows of the wireless business segment. SFAS No. 142 also requires intangible assets with finite lives to be amortized over their estimated useful lives. ALLTEL determined that, with respect to its intangible assets with finite lives, primarily customer lists, no changes in the remaining useful lives of these assets were required.

In accordance with SFAS No. 142, goodwill is to be assigned to a company's reporting units and an initial impairment test by reporting unit must be completed by June 30, 2002. Goodwill is to be tested for impairment annually using a consistent measurement date. The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount. Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit's goodwill and the implied fair value of that goodwill. During 2001, the Company determined its applicable reporting units and assigned goodwill to them. During the second quarter of 2002, ALLTEL completed step one of the initial impairment review of goodwill and determined that no write-down in the carrying value of goodwill for any of its reporting units was required.

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2002 were as follows:
			Communications
			Support	Information
Millions	Wireless	Wireline	Services	Services	Total
Balance at December 31, 2001	$2,388.0	$ 226.8	$ 2.3	$ 16.5	$2,633.6
Acquired during the period	1.0	17.6	-	9.3	27.9
Balance at June 30, 2002	$2,389.0	$ 244.4	$ 2.3	$ 25.8	$2,661.5

During 2002, ALLTEL purchased a wireline property in Georgia, acquired an additional ownership interest in a Texas wireless property and purchased two privately held companies serving the financial services industry. In connection with these acquisitions, the Company paid $30.0 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired to goodwill.

The carrying value (cost less accumulated amortization through December 31, 2001) of indefinite-lived intangible assets other than goodwill no longer subject to amortization after January 1, 2002 were as follows:
	June 30,	December 31,
Millions	2002	2001
Cellular licenses	$ 506.2	$ 506.2
PCS licenses	76.9	76.0
Franchise rights	42.9	42.9
	$ 626.0	$ 625.1

The increase in the carrying value of PCS licenses from December 31, 2001 reflected additional capitalized interest costs.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Accounting Changes, Continued:

Intangible assets subject to amortization were as follows:
	June 30, 2002
	Gross	Accumulated	Net Carrying
Millions	Cost	Amortization	Value
Customer lists	$218.0	$(75.7)	$142.3
Franchise rights	22.5	(10.8)	11.7
Non-compete agreements	2.9	(2.5)	0.4
	$243.4	$(89.0)	$154.4

	December 31, 2001
	Gross	Accumulated	Net Carrying
Millions	Cost	Amortization	Value
Customer lists	$219.1	$(58.7)	$160.4
Franchise rights	22.5	(10.3)	12.2
Non-compete agreements	4.8	(4.0)	0.8
	$246.4	$(73.0)	$173.4

Amortization expense for intangible assets subject to amortization was $9.7 million and $18.9 million for the three and six month periods ended June 30, 2002, compared to $9.2 million and $19.2 million for the same periods of 2001. Amortization expense for intangible assets subject to amortization is estimated to be $38.1 million in 2002, $37.9 million in 2003, $37.5 million in 2004, $36.8 million in 2005 and $18.2 million in 2006.

The after-tax net income and earnings per share effects, assuming that the change in accounting to eliminate the amortization of goodwill and other indefinite-lived intangible assets was applied retroactively by class of indefinite-lived intangible asset, were as follows:

	Three Months	Six Months
	Ended	Ended
(Millions except per share amounts)	June 30, 2001	June 30, 2001
Effects on net income:
Goodwill amortization	$18.2	$34.4
Cellular licenses amortization	3.2	6.5
PCS licenses amortization	0.1	0.2
Franchise rights amortization	0.7	1.4
Net increase to reported net income	$22.2	$42.5

Effects on basic earnings per share:
Goodwill amortization	$.06	$.11
Cellular licenses amortization	.01	.02
PCS licenses amortization	-	-
Franchise rights amortization	-	.01
Net increase to basic earnings per share	$.07	$.14

Effects on diluted earnings per share:
Goodwill amortization	$.06	$.11
Cellular licenses amortization	.01	.02
PCS licenses amortization	-	-
Franchise rights amortization	-	.01
Net increase to diluted earnings per share	$.07	$.14

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

Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and achieve consistency with the ALLTEL Plan. Effective January 1, 2002, the subsidiary's plan was merged into the ALLTEL Plan. The cumulative effect of retroactively applying these changes to periods prior to 2001 resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million, and is included in net income for the six months ended June 30, 2001.

3. Integration Expenses and Other Charges:

A summary of the integration expenses and other charges recorded was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2002	2001	2002	2001
Severance and employee benefit costs	$ -	$1.6	$13.4	$56.5
Lease and contract termination costs	-	0.5	12.4	5.7
Write-down of cell site equipment	-	-	7.1	-
Write-down of software development costs	-	-	4.4	8.9
Computer system conversion and other integration costs	9.0	-	12.4	-
Equipment removal and other disposal costs	-	-	2.2	-
Total integration expenses and other charges	$9.0	$2.1	$51.9	$71.1

Number of employees terminated	-	170	910	1,417
Number of lease sites terminated	-	10	31	58

During the first two quarters of 2002, the Company incurred expenses related to its pending acquisitions of wireline properties in Kentucky from Verizon Communications, Inc. ("Verizon") and wireless properties from CenturyTel, Inc. ("CenturyTel"). (See Note 9.) These expenses included internal payroll and employee benefit costs, contracted services, branding and other computer programming costs incurred in connection with expanding ALLTEL's customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon's customer billing and operations support systems to ALLTEL's internal systems.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Integration Expenses and Other Charges, Continued:

In January 2002, the Company announced its plans to exit its CLEC operations in seven states. The Company also consolidated its call center and retail store operations during the first quarter of 2002. In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company's sales, customer service and network operations support functions. As of June 30, 2002, the Company had paid $8.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In conjunction with a product replacement program initiated by a vendor in 2001, the Company exchanged certain used cell site equipment for new equipment. The exchange of cell site equipment began during the third quarter of 2001 and continued through the first quarter of 2002. As the equipment exchanges were completed, the Company recorded write-downs in the carrying value of the used cell site equipment to fair value.

The lease and contract termination costs consisted of $5.0 million, representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company has abandoned, net of anticipated sublease income. The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers. The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999. The additional charge reflected a reduction in expected sublease income attributable primarily to softening in the commercial real estate market and bankruptcy filings by two sublessees. Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during the first and second quarters of 2001. The total charge recorded by the Company in the second quarter of 2001 was $2.1 million and consisted of $1.6 million in severance and employee-related expenses and $0.5 million in lease termination costs. In the first quarter of 2001, the Company recorded a restructuring charge of $69.0 million, which consisted of $54.9 million in severance and employee benefit costs related to a planned workforce reduction, $5.2 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges are non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plan was completed in June 2001 and resulted in the elimination of 1,417 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of June 30, 2002, the Company had paid $33.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Integration Expenses and Other Charges, Continued:

The lease termination costs recorded in the first and second quarters of 2001 consisted of $4.6 million, representing the estimated minimum contractual commitments over the next one to five years for 58 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of ALLTEL, develops and markets Corebank, a real-time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

The following is a summary of activity related to the liabilities associated with the Company's integration expenses and other charges for the six months ended June 30:

(Millions)	2002
Balance, beginning of period	$ 17.1
Integration expenses and other charges	51.9
Non-cash write-down of assets	(12.4)
Cash outlays	(36.3)
Balance, end of period	$ 20.3

At June 30, 2002, the remaining unpaid liability related to the Company's integration and restructuring activities consisted of severance and employee-related expenses of $7.1 million and lease cancellation and contract termination costs of $13.2 million and is included in other current liabilities in the accompanying consolidated balance sheets.

4. Gain on Disposal of Assets, Write-down of Investments and Other:

In the second quarter of 2002, ALLTEL recorded a pretax write-down of $12.5 million on its investment in Hughes Tele.com Limited ("HTCL"), a public company and provider of communications services in India. The write-down was recorded in connection with HTCL's agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL's common stock. In addition, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL's investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. Comprehensive Income:

Comprehensive income was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2002	2001	2002	2001
Net income	$216.2	$218.5	$430.0	$614.2
Other comprehensive income (loss):
Unrealized holding losses on investments
arising in the period	(3.1)	(4.1)	(6.1)	(10.9)
Income tax expense (benefit)	(1.1)	(1.2)	(2.3)	(3.5)
	(2.0)	(2.9)	(3.8)	(7.4)
Less: reclassification adjustments
for (gains) losses included in net income	13.7	-	13.7	(2.4)
Income tax expense (benefit)	(5.3)	-	(5.3)	1.0
	8.4	-	8.4	(1.4)

Net unrealized gains (losses)	10.6	(4.1)	7.6	(13.3)
Income tax expense (benefit)	4.2	(1.2)	3.0	(4.5)
	6.4	(2.9)	4.6	(8.8)

Foreign currency translation adjustment	3.0	1.9	2.6	(4.3)

Other comprehensive income (loss) before tax	13.6	(2.2)	10.2	(17.6)
Income tax expense (benefit)	4.2	(1.2)	3.0	(4.5)
Other comprehensive income (loss)	9.4	(1.0)	7.2	(13.1)
Comprehensive income	$225.6	$217.5	$437.2	$601.1

6. Earnings per Share:

A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2002	2001	2002	2001

Basic earnings per share:
Income before cumulative effect of accounting change	$216.2	$218.5	$430.0	$594.7
Preferred dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares before
cumulative effect of accounting change	$216.1	$218.4	$429.9	$594.6

Weighted average common shares outstanding
for the period	311.0	311.6	310.9	312.3

Basic earnings per share	$.70	$.70	$1.38	$1.90

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Earnings per Share, Continued:
	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2002	2001	2002	2001

Diluted earnings per share:
Net income applicable to common shares before
cumulative effect of accounting change	$216.1	$218.4	$429.9	$594.6
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares
before cumulative effect of accounting change
and assuming conversion of preferred stock	$216.2	$218.5	$430.0	$594.7

Weighted average common shares outstanding
for the period	311.0	311.6	310.9	312.3
Increase in shares resulting from the assumed:
Exercise of stock options	1.1	1.6	1.3	1.8
Conversion of preferred stock	0.3	0.4	0.3	0.4
Weighted average common shares assuming conversion	312.4	313.6	312.5	314.5

Diluted earnings per share	$.69	$.70	$1.38	$1.89

7. Business Segment Information:

ALLTEL manages its business operations based on differences in products and services. The Company evaluates segment performance based on segment revenues and sales and operating income, excluding special charges and unusual items. Segment operating results were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2002	2001	2002	2001
Revenues and Sales from External Customers:
Wireless	$1,002.7	$ 965.2	$1,946.8	$1,884.4
Wireline	460.1	456.6	920.7	906.0
Communications support services	132.6	147.6	251.2	289.0
Information services	256.0	269.7	495.2	529.6
Total business segments	$1,851.4	$1,839.1	$3,613.9	$3,609.0

Intersegment Revenues and Sales:
Wireless	$ -	$ -	$ -	$ -
Wireline	37.1	31.3	75.6	66.9
Communications support services	76.7	70.7	140.7	127.4
Information services	-	-	-	-
Total business segments	$ 113.8	$ 102.0	$ 216.3	$ 194.3

Total Revenues and Sales:
Wireless	$1,002.7	$ 965.2	$1,946.8	$1,884.4
Wireline	497.2	487.9	996.3	972.9
Communications support services	209.3	218.3	391.9	416.4
Information services	256.0	269.7	495.2	529.6
Total business segments	1,965.2	1,941.1	3,830.2	3,803.3
Less: intercompany eliminations	40.8	42.0	72.9	77.2
Total revenues and sales	$1,924.4	$1,899.1	$3,757.3	$3,726.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. Business Segment Information, Continued:
	Three Months Ended		Six Months Ended
(Millions)	2002	2001	2002	2001

Operating Income:
Wireless	$ 224.3	$ 202.0	$ 444.5	$ 392.4
Wireline	170.4	184.2	360.5	362.7
Communications support services	17.8	22.2	31.4	44.2
Information services	41.4	37.6	76.6	71.3
Total business segments	453.9	446.0	913.0	870.6
Corporate operations	(8.8)	(9.1)	(17.1)	(18.7)
Integration expenses and other charges	(9.0)	(2.1)	(51.9)	(71.1)
Total corporate expenses	(17.8)	(11.2)	(69.0)	(89.8)
Total operating income	$ 436.1	$ 434.8	$ 844.0	$ 780.8

Segment assets were as follows:
	(Millions)
	June 30,	December 31,
	2002	2001
Wireless	$ 7,608.7	$ 7,568.4
Wireline	3,271.1	3,312.6
Communications support services	493.2	503.8
Information services	683.6	665.5
Total business segments	12,056.6	12,050.3
Corporate headquarters assets not allocated to segments	3,580.7	628.5
Less: elimination of intersegment receivables	(56.3)	(69.8)
Consolidated total assets	$15,581.0	$12,609.0

8. Equity Unit and Long-Term Debt Offerings:

On May 6, 2002, the Company issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consists of a corporate unit, with a $50 stated amount, comprised of a purchase contract and $50 principal amount of senior notes. The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a treasury portfolio of zero-coupon U.S. Government treasury securities by substituting the treasury securities for the senior notes. The holder of an equity unit owns the underlying senior notes or treasury portfolio but has pledged the senior notes or treasury portfolio to ALLTEL to secure the holder's obligations under the purchase contract.

The purchase contract obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005, for $50, a variable number of newly issued common shares of ALLTEL. The number of ALLTEL shares issued will be determined at the time the purchase contracts are settled based upon the then current price of ALLTEL's common stock. If the price of ALLTEL's common stock is equal to or less than $49.50, then ALLTEL will deliver 1.0101 shares to the holder of the equity unit. If the price of ALLTEL's common stock is greater than $49.50 but less than $60.39, then ALLTEL will deliver a fraction of shares equal to $50 divided by the then current price of ALLTEL's common stock. Finally, if the price of ALLTEL's common stock is equal to or greater than $60.39, then ALLTEL will deliver 0.8280 shares to the holder. Accordingly, upon settlement of the purchase contracts on May 17, 2005, ALLTEL will receive proceeds of approximately $1,385.0 million and will deliver between 22.9 million and 28.0 million common shares in the aggregate. The proceeds will be credited to shareholders' equity and allocated between the common stock and additional paid-in-capital accounts. ALLTEL will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.50 percent of the stated amount per year until the purchase contract is settled, although the Company has the right to defer these payments until no later than May 17, 2005.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. Equity Unit and Long-Term Debt Offerings, Continued:

Each corporate unit also includes $50 principal amount of senior notes that will mature on May 17, 2007. The notes are pledged by the holders to secure their obligations under the purchase contracts. ALLTEL will make quarterly interest payments to the holders of the notes initially at an annual rate of 6.25 percent. On or after February 17, 2005, the notes will be remarketed. At that time, ALLTEL's remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 7.75 percent, consisting of interest (6.25 percent) and contract adjustment payments (1.50 percent). The corporate units are listed on the New York Stock Exchange under the symbol "AYZ".

The present value of the contract adjustment payments of $57.1 million were accrued upon the issuance of the equity units as a charge to additional paid-in capital and are included in other liabilities in the accompanying consolidated balance sheet at June 30, 2002. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction. Additional paid-in capital as of June 30, 2002, also reflected a charge of $36.0 million representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculations using the treasury stock method, which would be used for the equity units at any time before the issuance of shares of ALLTEL common stock upon settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by ALLTEL in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of ALLTEL common stock is above the threshold appreciation price of $60.39. Because the average market price of ALLTEL's common stock during the three and six months ended June 30, 2002, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation for these periods.

In June 2002, the Company issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032. Interest on both debt issues will be payable on January 1 and July 1 of each year, beginning January 1, 2003. Net proceeds from the issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses.

ALLTEL used the net proceeds from the issuance of the equity units and long-term debt to fund a significant portion of the cost of its announced wireline and wireless acquisitions. (See Note 9).

9. Subsequent Events - Acquisitions of Wireline and Wireless Properties:

On October 31, 2001, ALLTEL signed an agreement with Verizon to purchase local telephone properties located in the state of Kentucky for approximately $1.9 billion in cash. Upon the signing of this purchase agreement, ALLTEL paid Verizon a deposit of $190.7 million, with the balance of the cash payment (net of interest on the $190.7 million deposit) due at the time the transaction is completed. This prepayment is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of June 30, 2002 and December 31, 2001. ALLTEL and Verizon completed the purchase transaction on August 1, 2002. The acquired wireline properties, consisting of approximately 600,000 access lines, overlap ALLTEL's existing wireless service in northeastern Kentucky and increase the Company's total access lines by approximately 25 percent to more than 3.2 million wireline customers. The excess of the aggregate purchase price over the fair market value of the net assets

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. Subsequent Events - Acquisitions of Wireline and Wireless Properties, Continued:

acquired of approximately $1.3 billion has been initially allocated to goodwill. The fair values and useful lives of the assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments. The goodwill and operating results of the acquired wireline properties will first be reported in the Company's interim unaudited consolidated financial statements for the periods ended September 30, 2002.

On March 19, 2002, ALLTEL announced an agreement to purchase substantially all of the wireless properties owned by CenturyTel for $1.65 billion in cash. Following the receipt of all regulatory approvals, ALLTEL and CenturyTel completed the purchase transaction on August 1, 2002. In connection with this transaction, ALLTEL acquired substantially all of the assets of CenturyTel's wireless business for $1.57 billion in cash. The reduced purchase price paid for the CenturyTel properties from the previously announced price of $1.65 billion reflected the exclusion of certain non-managed wireless interests. Through the completion of this transaction, ALLTEL added more than 700,000 customers, increasing its wireless customer base to more than 7.5 million customers in 24 states, and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin. Also included in the transaction were minority partnership interests in cellular operations of approximately 1.8 million proportionate POPs, or potential customers, and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $900 million has been initially allocated to goodwill. The fair values and useful lives of the assets acquired have been estimated based on a preliminary valuation and are subject to final valuation adjustments. The goodwill and operating results of the acquired wireless properties will first be reported in the Company's interim unaudited consolidated financial statements for the periods ended September 30, 2002.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2002 and 2001, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

SUBSEQUENT EVENTS - COMPLETION OF ACQUISITIONS

As more fully discussed in Note 9 to the unaudited interim consolidated financial statements, on August 1, 2002, ALLTEL completed its purchase of local telephone properties in Kentucky from Verizon Communications Inc. ("Verizon"). Under terms of the purchase agreement, ALLTEL acquired approximately 600,000 access lines for approximately $1.9 billion in cash. The acquired wireline properties overlap ALLTEL's existing wireless service in northeastern Kentucky and increase the Company's total access lines by approximately 25 percent to more than 3.2 million wireline customers.

On August 1, 2002, ALLTEL completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. ("CenturyTel") for $1.57 billion in cash. Through the completion of the transaction, ALLTEL added more than 700,000 customers, increasing its wireless customer base to more than 7.5 million customers and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin. Also included in the transaction were minority partnership interests in cellular operations of approximately 1.8 million proportionate POPs, or potential customers, and Personal Communications Services ("PCS") licenses covering 1.3 million POPs in Wisconsin and Iowa.

As a result of completing these transactions, ALLTEL will record goodwill of approximately $2.2 billion based on a preliminary valuation of the fair market value of the net assets acquired subject to final valuation adjustments. The goodwill and operating results of the acquired wireline and wireless properties will first be reported in the Company's interim unaudited consolidated financial statements for the periods ended September 30, 2002.

To fund the cost of the acquisitions discussed above, during the second quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion. The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005. ALLTEL will make quarterly contract adjustment payments to the holder at the rate of 1.50 percent of the stated amount per year. The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL's common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit. The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent, and mature on May 17, 2007. In June 2002, the Company issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032. Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses. The net proceeds from the issuance of the equity units and debt securities of $2.81 billion were included in cash and short-term investments in the accompanying consolidated balance sheet as of June 30, 2002. (See Note 8 to the unaudited interim consolidated financial statements for additional information regarding these securities offerings).

In addition to the net proceeds from these offerings, ALLTEL funded the remaining $472.4 million of the $3.28 billion cost of the wireline and wireless acquisitions ($3.47 billion total cost less $190.7 million deposit paid to Verizon) with cash on hand of $78.9 million and additional borrowings of $393.5 million under ALLTEL's $1.25 billion commercial paper program.

During the three and six months ended June 30, 2002, ALLTEL incurred $17.8 million of additional interest expense as a result of selling the equity units and issuing long-term debt and earned interest income of $4.3 million from investing the cash proceeds from these securities offerings. Accordingly, operating results for the three and six months ended June 30, 2002 were adversely affected by $13.5 million of net interest cost (interest expense less interest income) resulting from ALLTEL's prefunding the wireline and wireless acquisitions.

ACCOUNTING AND FINANCIAL REPORTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations. In addition, the Company conducted a review of its other identifiable intangible assets and determined that its cellular and PCS licenses and wireless franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. Accordingly, ALLTEL also ceased amortization of the wireless licenses and franchise rights as of January 1, 2002. In accordance with the requirements of SFAS No. 142, ALLTEL also completed its initial impairment review of goodwill and indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.

As of January 1, 2002, ALLTEL changed its business segment reporting presentation by reclassifying the operating units of its emerging communications businesses to better align its financial reporting with the Company's business segment mix and to provide clear comparisons to other communications companies within ALLTEL's peer group. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", ALLTEL has restated all previously reported segment information to conform to the new financial reporting presentation. Under the new reporting presentation, ALLTEL's wireless segment consists of the Company's cellular, PCS and paging operations. The competitive local exchange carrier ("CLEC") and Internet access operations have been combined with ALLTEL's incumbent local exchange carrier ("ILEC") operations and reported as the wireline segment. The information services segment no longer includes services provided to ALLTEL affiliates. These affiliate transactions have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company's financial services business and non-affiliated telecommunications operations. All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a new segment classification titled "Communications Support Services". These reclassifications did not affect consolidated operating income, net income or earnings per share reported by ALLTEL prior to January 1, 2002. Consolidated revenues and sales for prior periods were reduced as a result of reclassifying information services revenues previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation".

Also as of January 1, 2002, the Company changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force ("EITF") Topic D-103. Prior to January 2, 2002, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in operations expense. Revenue and expense information prior to January 1, 2002, has been reclassified to conform to the new reporting presentation. This change did not affect operating income or net income reported by the Company prior to January 1, 2002. (See Notes 1 and 2 to the unaudited interim consolidated financial statements for additional information regarding these changes in accounting and financial reporting).

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2002	2001	2002	2001

Revenues and sales	$1,924.4	$1,899.1	$3,757.3	$3,726.1
Operating income	$ 436.1	$ 434.8	$ 844.0	$ 780.8
Net income	$ 216.2	$ 218.5	$ 430.0	$ 614.2
Basic earnings per share	$.70	$.70	$1.38	$1.96
Diluted earnings per share	$.69	$.70	$1.38	$1.95

Revenues and sales increased one percent in both the three and six month periods ended June 30, 2002 or $25.3 million and $31.2 million, respectively, reflecting modest growth in the Company's core communications businesses. Revenue growth rates in 2002 were lower than ALLTEL experienced in 2001 primarily due to the general decline in economic conditions and the highly competitive marketplace in which the Company's wireless business operates. Reduced revenues from the sales of wireless handsets and accessories, reflecting decreases in retail prices driven by competition, as well as decreases in directory publishing revenues and in the sales of telecommunications and data products also affected revenue growth during both periods of 2002.

Operating results for the three and six month periods ended June 30, 2002 were also adversely affected by increased bad debt expense of $49.9 million and $71.3 million, respectively. Bad debt expense increased in both 2002 periods primarily due to the overall decline in economic conditions, weakening consumer credit and the effects of marketing programs directed toward the credit-challenged customer segment. In an effort to reduce future losses sustained from bad debts, the Company periodically refines its customer credit policies, reevaluates minimum deposit requirements for high-credit risk customers, and improves collection practices by adding new technologies and additional human resources. In addition, bad debt expense for both 2002 periods also included a $14.0 million write-down in receivables resulting from an interexchange carrier's bankruptcy filing. Additional bad debt reserves related to ALLTEL's ongoing business relationship with this interexchange carrier or with any other carriers that may become subject to insolvency proceedings in the future may be required.

Operating results for the three and six month periods ended June 30, 2002 also reflected the elimination of amortization of goodwill and other indefinite-lived intangible assets pursuant to SFAS No. 142. Reported operating income, net income and earnings per share for the three and six month periods ended June 30, 2002 and 2001 also included the effects of various special charges and unusual items. These special charges and unusual items included integration expenses and other charges, gains realized from the exchange or sale of assets and write-downs of investments. As previously discussed, operating results for the three and six month periods of 2002 also reflected the additional net interest cost due to prefunding the Company's wireline and wireless acquisitions and the write-down in receivables due to an interexchange carrier's bankruptcy filing. Adjusted to exclude the effects of the amortization of indefinite-lived intangible assets and the special charges and unusual items in each period, operating income would have decreased $0.8 million or less than one percent and increased $14.4 million or 2 percent in the three and six month periods ended June 30, 2002, respectively. For the same periods of 2002, net income would have increased $2.2 million or 1 percent and $20.3 million or 4 percent, respectively. When excluding the effects of the amortization of indefinite-lived intangible assets and the special charges and unusual items in each period, both basic and diluted earnings per share would have increased 1 percent and 5 percent in the three and six month periods ended June 30, 2002, respectively.

Operating income, net income and earnings per share adjusted to reflect the elimination of amortization of indefinite-lived intangible assets and the non-extraordinary, special charges and unusual items in each period are summarized in the following tables:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions)	2002	2001	2002	2001

Operating income, as reported	$436.1	$434.8	$ 844.0	$ 780.8
Amortization of indefinite-lived intangible assets	-	23.0	-	43.6
Special charges and unusual items:
Write-down of receivables due to interexchange
carrier's bankruptcy filing	14.0	-	14.0	-
Integration expenses and other charges	9.0	2.1	51.9	71.1
Operating income, as adjusted	$459.1	$459.9	$ 909.9	$ 895.5

Net income, as reported	$216.2	$218.5	$ 430.0	$ 614.2
Amortization of indefinite-lived intangible assets,
net of tax	-	22.2	-	42.5
Special charges and unusual items, net of tax:
Write-down of receivables due to interexchange
carrier's bankruptcy filing	8.7	-	8.7	-
Net financing costs related to prefunding the
Company's wireline and wireless acquisitions	8.3	-	8.3	-
Cumulative effect of accounting change	-	-	-	(19.5)
Integration expenses and other charges	5.4	1.2	31.5	42.1
Gain (loss) on disposal of assets and other	-	2.9	-	(212.7)
Write-down of investments	8.4	-	8.4	-
Net income, as adjusted	$247.0	$244.8	$ 486.9	$ 466.6

Basic earnings per share, as reported	$.70	$.70	$1.38	$1.96
Amortization of indefinite-lived intangible assets,
net of tax	-	.07	-	.14
Special charges and unusual items, net of tax:
Write-down of receivables due to interexchange
carrier's bankruptcy filing	.03	-	.03	-
Net financing costs related to prefunding the
Company's wireline and wireless acquisitions	.03	-	.03	-
Cumulative effect of accounting change	-	-	-	(.06)
Integration expenses and other charges	-	-	.10	.13
Gain (loss) on disposal of assets and other	-	.01	-	(.67)
Write-down of investments	.03	-	.03	-
Basic earnings per share, as adjusted	$.79	$.78	$1.57	$1.50

Diluted earnings per share, as reported	$.69	$.70	$1.38	$1.95
Amortization of indefinite-lived intangible assets,
net of tax	-	.07	-	.14
Special charges and unusual items, net of tax:
Write-down of receivables due to interexchange
carrier's bankruptcy filing	.03	-	.03	-
Net financing costs related to prefunding the
Company's wireline and wireless acquisitions	.03	-	.03	-
Cumulative effect of accounting change	-	-	-	(.06)
Integration expenses and other charges	.01	-	.09	.13
Gain (loss) on disposal of assets and other	-	.01	-	(.67)
Write-down of investments	.03	-	.03	-
Diluted earnings per share, as adjusted	$.79	$.78	$1.56	$1.49

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

Integration Expenses and Other Charges

A summary of the integration expenses and other charges recorded was as follows for the three and six month periods ended June 30:
	Three Months Ended		Six Months Ended
(Millions)	2002	2001	2002	2001
Severance and employee benefit costs	$ -	$ 1.6	$13.4	$56.5
Lease and contract termination costs	-	0.5	12.4	5.7
Write-down of cell site equipment	-	-	7.1	-
Write-down of software development costs	-	-	4.4	8.9
Computer system conversion and other integration costs	9.0	-	12.4	-
Equipment removal and other disposal costs	-	-	2.2	-
Total integration expenses and other charges	$ 9.0	$ 2.1	$51.9	$71.1

Number of employees terminated	-	170	910	1,417
Number of lease sites terminated	-	10	31	58

During the first two quarters of 2002, the Company incurred expenses related to its pending acquisitions of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel. These expenses included internal payroll and employee benefit costs, contracted services, branding and other computer programming costs incurred in connection with expanding ALLTEL's customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon's customer billing and operations support systems to ALLTEL's internal systems.

In evaluating its existing CLEC operations, the Company determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share. Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL's CLEC access lines. In the course of exiting these markets, ALLTEL is honoring all existing customer contracts, licenses and other obligations and working to minimize the inconvenience to affected customers by migrating these customers to other service providers. During the first quarter of 2002, the Company also consolidated its call center and retail store operations. In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company's sales, customer service and network operations support functions. As of June 30, 2002, the Company had paid $8.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In conjunction with a product replacement program initiated by a vendor in 2001, the Company exchanged certain used cell site equipment for new equipment. The exchange of cell site equipment began during the third quarter of 2001 and continued through the first quarter of 2002. As the equipment exchanges were completed, the Company recorded write-downs in the carrying value of the used cell site equipment to fair value.

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

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during the first and second quarters of 2001. The total charge recorded by the Company in the second quarter of 2001 was $2.1 million and consisted of $1.6 million in severance and employee-related expenses and $0.5 million in lease termination costs. In the first quarter of 2001, the Company recorded a restructuring charge of $69.0 million, which consisted of $54.9 million in severance and employee benefit costs related to a planned workforce reduction, $5.2 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges are non-cash charges of $22.6 million. These non-cash charges consist of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in December 2001 and resulted in the elimination of 1,644 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of June 30, 2002, the Company had paid $33.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease termination costs consisted of $4.6 million representing the estimated minimum contractual commitments over the next one to five years for 58 operating locations that the Company has abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of ALLTEL, develops and markets Corebank, a real-time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

At June 30, 2002, the unpaid liability related to ALLTEL's integration and restructuring activities was $20.3 million, consisting of severance and employee-related expenses of $7.1 million and lease cancellation and contract termination costs of $13.2 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 to 48 months and will be funded from operating cash flows. (See Note 3 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges).

Gain (Loss) on Disposal of Assets, Write-down of Investments and Other

In the second quarter of 2002, ALLTEL recorded a pretax write-down of $12.5 million on its investment in Hughes Tele.com Limited ("HTCL"), a public company and provider of communications services in India. The write-down was recorded in connection with HTCL's agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL's common stock. In addition, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL's investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2002	2001	2002	2001

Revenues and sales:
Service revenues	$ 965.6	$ 910.4	$1,880.3	$1,774.7
Product sales	37.1	54.8	66.5	109.7
Total revenues and sales	1,002.7	965.2	1,946.8	1,884.4
Costs and expenses:
Operations	537.3	476.0	1,020.2	935.8
Cost of products sold	103.5	132.7	213.3	252.3
Depreciation and amortization	137.6	154.5	268.8	303.9
Total costs and expenses	778.4	763.2	1,502.3	1,492.0
Operating income	$ 224.3	$ 202.0	$ 444.5	$ 392.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Customers in thousands)	2002	2001	2002	2001

Customers	6,843.4	6,463.6	-	-
Gross customer additions	558.9	545.5	1,127.7	1,126.7
Net customer additions	80.2	113.3	160.5	222.1
Market penetration	13.4%	13.1%	-	-
Churn	2.19%	2.17%	2.25%	2.30%
Average revenue per customer per month	$47.30	$47.56	$46.44	$46.74
Cost to acquire a new customer	$321	$335	$318	$299

ALLTEL added approximately 559,000 and 1.1 million gross wireless customers during the three and six month periods ended June 30, 2002, respectively. As a result of this increase in gross wireless customer additions, the total number of wireless customers served by ALLTEL increased by nearly 380,000 customers or 6 percent during the past twelve month period. As a result of customer growth, the Company's wireless market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 13.4 percent as of June 30, 2002. The level of customer growth during 2002 will be dependent upon the Company's ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market. In addition to the effects of heightened competition and increased penetration levels, economic factors, including weakening customer demand and consumer credit, also affected the wireless industry in the fourth quarter of 2001 and continued to affect customer growth rates during the first six months of 2002. The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phones to existing customers and making strategic acquisitions. In 2002, managing the growth of a value-creating customer base will likely result in slower customer growth rates than ALLTEL experienced in 2001.

The Company continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). To improve customer retention, the Company offers competitively-priced rate plans, proactively analyzes customer usage patterns and migrates customers from analog to digital equipment through the use of equipment subsidies. In addition, the Company continues to upgrade its telecommunications network in order to provide enhanced service offerings to customers. As a result of these efforts, customer churn remained flat in the three month period and decreased slightly in the six month period of 2002, despite heightened competition and declining economic conditions.

Wireless revenues and sales increased $37.5 million or 4 percent and $62.4 million or 3 percent for the three and six month periods ended June 30, 2002, respectively. Service revenues increased 6 percent in both the three and six month periods ended June 30, 2002, or $55.2 million and $105.6 million, respectively. Product sales revenues decreased $17.7 million or 32 percent and $43.2 million or 39 percent for the three and six month periods ended June 30, 2002, respectively. The decreases in product sales in both periods were primarily due to lower retail prices driven by increased competition and reduced wholesale volumes, as compared to the corresponding 2001 periods.

Service revenues increased in both 2002 periods primarily driven by customer growth and increased access revenues, partially offset by lower airtime and retail roaming revenues, reflecting the expansion of local, regional and national calling areas and a decrease in wholesale roaming rates. The decreases in average revenue per customer per month during the three and six month periods of 2002 reflected the effects of the local, regional and national calling plans, decreased wholesale roaming rates and continued penetration into more competitive retail and non-traditional market segments. Service revenues also reflected increases in the sale of enhanced services, including call waiting, call forwarding, three-way calling, voicemail and equipment protection plans. Revenues from these enhanced services increased $7.0 million and $14.7 million in the three and six month periods of 2002, respectively, reflecting increased demand for these service offerings.

Service revenues also reflected increases in rental revenues, which increased $4.8 million and $12.2 million for the three and six month periods ended June 30, 2002, respectively. The increases in both periods primarily resulted from ALLTEL's agreement with American Tower Corporation ("American Tower") to lease to American Tower 1,773 of the Company's cell site towers for $531.9 million of cash paid in advance. This transaction was structured to close in several phases and resulted in 869 tower closings in the second quarter of 2001, 537 tower closings in the third quarter of 2001 and 342 tower closings in the fourth quarter of 2001. The final phase of the transaction, involving 25 towers, was completed in February 2002. Proceeds from this leasing transaction are recognized as service revenues on a straight-line basis over the fifteen-year lease term.

Service revenue growth during 2002 will depend upon ALLTEL's ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling additional enhanced services.

Operating income increased $22.3 million or 11 percent and $52.1 million or 13 percent for the three and six month periods ended June 30, 2002, respectively. In addition to reflecting the growth in operating revenues noted above, wireless operating income in the three and six month periods of 2002 was also favorably impacted by the effect of no longer amortizing goodwill and other indefinite-lived intangibles assets pursuant to SFAS No. 142, as previously discussed. Conversely, wireless operating income in the three and six month periods of 2002 was adversely affected by $3.1 million of the write-down of receivables due to an interexchange carrier's bankruptcy filing. Excluding the effects of amortization of indefinite-lived intangible assets and the write-down of receivables in all periods, wireless operating income would have increased $4.9 million or 2 percent and $16.6 million or 4 percent in the three and six month periods ended June 30, 2002, respectively, consistent with the growth in wireless revenues and sales.

Operations expense increased $61.3 million or 13 percent and $84.4 million or 9 percent for the three and six month periods ended June 30, 2002, respectively, primarily due to increased bad debt expense. Bad debt expense increased $35.7 million and $56.9 million for the three and six month periods ended June 30, 2002, respectively, primarily reflecting the effects of marketing programs directed toward the credit-challenged customer segment and weakening consumer credit, as noted previously. Operations expense for both 2002 periods also reflected increased commissions paid to local dealers, as a result of special incentive plans initiated during 2002 to induce dealers to promote ALLTEL's wireless service in their stores. The increases in operations expense attributable to increased bad debt expense and higher commissions expense were partially offset by decreased advertising costs and reduced interconnect toll and roaming expenses. The decrease in advertising expense reflected discounted pricing received by ALLTEL due to purchasing advertising in bulk, as a result of centralizing the Company's advertising efforts. Interconnect toll and roaming expenses decreased $8.1 million and $15.3 million during the three and six month periods of 2002, respectively, primarily due to negotiated declines in roaming rates attributable to ALLTEL's reciprocal roaming agreement with Verizon Wireless that significantly lowered the roaming and toll rates charged by each company to one another. Cost of products sold decreased $29.2 million or 22 percent and $39.0 million or 15 percent for the three and six month periods ended June 30, 2002, respectively, consistent with the overall decline in product sales discussed above. The decreases in depreciation and amortization expense in both the three and six month periods of 2002 primarily reflected the effects of no longer amortizing goodwill and other indefinite-lived intangible assets as discussed above, partially offset by higher depreciation expense resulting from growth in wireless plant in service.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. The decrease in the cost to acquire a new customer in the three month period of 2002 primarily reflected the effect of spreading the customer acquisition costs over a slightly higher number of gross customer additions compared to the prior year. The increase in per unit customer acquisition costs during the six month period of 2002 primarily reflected the increase in commissions expense noted above and the effect of higher equipment subsidies. The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although ALLTEL intends to manage the costs of acquiring new customers during 2002 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Regulatory Matters-Wireless Operations

The Company is subject to regulation by the Federal Communications Commission ("FCC") as a provider of wireless communications services. The Telecommunications Act of 1996 (the "96 Act") provides wireless carriers numerous opportunities to provide an alternative to the long distance and local exchange services provided by local exchange telephone companies and interexchange carriers. Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers' networks and terminated on the wireless carriers' networks. Presently, the Company's wireless operations do not bill access charges to interexchange carriers. In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC has proposed a "bill and keep" compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way ALLTEL receives compensation from other carriers and its wireless customers. At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

In accordance with FCC guidance, all Commercial Mobile Radio Services ("CMRS") providers must provide number portability in the nation's largest Metropolitan Statistical Area markets and comply with certain FCC performance criteria, including support for roaming customers. On July 26, 2002, compliance with these FCC requirements was extended by one year to November 24, 2003. In addition, wireless service carriers must also provide 911 emergency service in a two-phased approach. In phase one, the carriers must provide service capabilities to determine station locations for originated calls. In phase two, wireless carriers must determine the location of a caller within fifty meters of an originated call. The second phase requirements were set to begin by October 1, 2001, but, due to technology unavailability, the Company requested a limited waiver of these requirements. On July 26, 2002, the FCC released an order granting a temporary stay of the 911 emergency implementation rules as they apply to the Company. The FCC order provides for a phased-in deployment of Automatic Location Identification ("ALI") capable network or handset-based technology to begin on March 1, 2003. ALI capability will permit rapid response in situations where callers are disoriented, disabled, unable to speak, or do not know their location by allowing for the immediate dispatch of emergency assistance to the caller's location. Under the FCC order, the Company will employ handset-based ALI technology and will be required to (1) begin selling and activating ALI-capable handsets no later than March 1, 2003; (2) ensure that at least 25 percent of all new handsets activated are ALI capable no later than May 31, 2003; (3) ensure that at least 50 percent of all new handsets activated are ALI capable no later than November 30, 2003; (4) ensure that 100 percent of all new handsets activated are ALI capable no later than May 31, 2004; and (5) ensure that penetration of ALI capable handsets among its customers reaches 95 percent no later than December 31, 2005.

Communications-Wireline Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, access lines in thousands)	2002	2001	2002	2001

Revenues and sales:
Local service	$231.7	$226.9	$462.8	$449.5
Network access and long-distance	214.5	214.4	431.9	430.1
Miscellaneous	51.0	46.6	101.6	93.3
Total revenues and sales	$497.2	$487.9	$996.3	$972.9
Costs and expenses:
Operations	214.0	194.1	414.4	392.2
Cost of products sold	5.7	7.0	11.0	13.4
Depreciation and amortization	107.1	102.6	210.4	204.6
Total costs and expenses	326.8	303.7	635.8	610.2
Operating income	$170.4	$184.2	$360.5	$362.7

Access lines in service	2,611.9	2,606.6	-	-

Wireline revenues and sales increased 2 percent for the three and six month periods ended June 30, 2002, or $9.3 million and $23.4, respectively. In the past twelve months, customer access lines increased less than one percent, as sales of residential access lines were partially offset by the effect of the Company's decision to exit

CLEC markets in seven states, as previously discussed. ALLTEL expects that the continuation of slower economic growth along with the effects of substitution of wireless, cable television and high-speed access services for wireline services will adversely affect internal access line growth rates during the remainder of 2002. To drive revenue growth in 2002, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services.

Local service revenues increased $4.8 million or 2 percent and $13.3 million or 3 percent for the three and six months ended June 30, 2002, respectively. The increases in local service revenues in both 2002 periods reflected growth in revenues derived from the sales of enhanced products and services. Growth in custom calling and other enhanced services, reflecting increased demand for these service offerings, increased $2.7 million and $6.1 million for the three and six months ended June 30, 2002, respectively. Revenues earned from integrated service digital network services increased $1.4 million and $3.2 million and revenues from the sale of equipment protection plans increased $1.4 million and $3.3 million for the three and six months ended June 30, 2002, respectively.

Network access and long-distance revenues increased less than one percent for the three and six months ended June 30, 2002, or $0.1 million and $1.8 million, respectively. The increases in network access and long-distance revenues in both 2002 periods primarily reflected higher volumes of network usage and growth in revenues from data services, partially offset by reductions in intrastate toll revenues. Network access and long-distance revenues for the three and six month periods of 2002 also reflected reductions in revenues received from the Georgia Universal Service Fund of $4.2 million and $8.4 million, respectively. These revenue reductions resulted from a litigation settlement between ALLTEL and the Georgia Public Service Commission finalized in 2000. As part of the settlement agreement, the Company agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. In addition, ALLTEL also agreed to future reductions in funds received from the Georgia Universal Service Fund.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and Internet services. Miscellaneous revenues increased 9 percent in both the three and six month periods ended June 30, 2002, or $4.4 million and $8.3 million, respectively. The increases in both 2002 periods were mainly attributable to growth in ALLTEL's Internet operations, as Internet service revenues increased $2.8 million and $5.6 million in the three and six months ended June 30, 2002, respectively. Internet revenues increased primarily due to customer growth and an increase in the standard monthly rate charged to customers for this service initiated during the fourth quarter of 2001. Directory advertising revenues increased $0.6 million and $1.4 million for the three and six months ended June 30, 2002, respectively, also contributing to the growth in miscellaneous revenues.

Wireline operating income decreased $13.8 million or 7 percent and $2.2 million or 1 percent for the three and six months ended June 30, 2002, respectively. Operating income in the three and six month periods of 2002 was favorably impacted by the effect of no longer amortizing goodwill in accordance with SFAS No. 142. Conversely, wireline operating income for both 2002 periods included $10.9 million of the write-down of receivables due to an interexchange carrier's bankruptcy filing, as previously discussed. Excluding the effects of the amortization of goodwill and write-down of receivables in each period, wireline operating income would have decreased $4.0 million or 2 percent and increased $6.4 million or 2 percent in the three and six month periods ended June 30, 2002, respectively. Net of the effects of the goodwill amortization and receivables write-down, the decrease in operating income in the three month period of 2002 reflected increases in network-related expenses, depreciation expense, and employee benefit costs, which more than offset the growth in wireline operating revenues noted above. Net of the effects of the goodwill amortization and receivables write-down, growth in operating income in the six month period of 2002 primarily reflected the increase in wireline operating revenues, partially offset by increases in network-related expenses and depreciation expense. Network-related expenses increased in both periods of 2002 primarily due to the growth in customer access lines and network usage, while depreciation expense increased in both periods primarily due to growth in wireline plant in service.

Regulatory Matters - Wireline Operations

ALLTEL's ILEC operations, except for the Nebraska operations, follow the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the ILEC subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to determine whether the continuing application of SFAS No. 71 is appropriate. As a result of the passage of the 96 Act and state telecommunications reform legislation or regulations, ALLTEL's ILEC operations have begun to experience some competition in their local service areas. Through June 30, 2002, this competition had not had a material adverse effect on the results of operations of ALLTEL's ILEC operations.

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

Most states in which the Company's ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, North Carolina, Pennsylvania and Texas. The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate. The Nebraska ILEC properties, which were acquired in 1999, operate under price cap regulation pursuant to waivers granted by the FCC which were to expire on July 1, 2002. On April 17, 2002, the FCC adopted an order extending ALLTEL's waiver of price cap regulation associated with its Nebraska ILEC properties until such time that the FCC completes a comprehensive review of the waiver process.

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

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years. Among other provisions, the FCC's interim plan adopted a modified embedded cost mechanism while retaining an indexed cap on the fund. At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.

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

In October 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues. The order lowered traffic sensitive switched access rates, increased the subscriber line charge ("SLC") over time to bring it in line with SLCs adopted for price cap carriers and phased out carrier common line charges in favor of a new portable "Interstate Common Line Support" universal service mechanism, and retained the authorized 11.25 percent rate of return. The residential and single-line business SLC cap phase-in began on January 1, 2002, increased on July 1, 2002 and may increase again on July 1, 2003, subject to a FCC review of SLC caps for price cap carriers. The Company does not expect that the order will have a material adverse effect on its consolidated financial results during 2002.

During the first quarter of 2002, the FCC adopted rulemaking proposals to define both wireline broadband for Internet access services and cable modem offerings as "information services", and to change the eligibility requirements and the method for contributing to the universal service fund. At this time, ALLTEL cannot estimate the effect, if any, that the proposed changes will have to the Company's universal service support.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, customers in thousands)	2002	2001	2002	2001

Revenues and sales	$209.3	$218.3	$391.9	$416.4
Costs and expenses:
Operations	69.1	69.3	136.7	135.9
Cost of products sold	115.7	121.7	210.4	226.2
Depreciation and amortization	6.7	5.1	13.4	10.1
Total costs and expenses	191.5	196.1	360.5	372.2
Operating income	$ 17.8	$ 22.2	$ 31.4	$ 44.2

Long-distance customers	1,363.8	1,212.1	-	-

Communications support services revenues and sales decreased $9.0 million or 4 percent and $24.5 million or 6 percent for the three and six month periods ended June 30, 2002, respectively. Operating income from communications support services decreased $4.4 million or 20 percent and $12.8 million or 29 percent for the three and six months ended June 30, 2002, respectively. The decreases in both cost of products sold and operating income during the three and six month periods of 2002 were consistent with the overall decline in communications support services revenues and sales noted above.

The decreases in revenues and sales in both 2002 periods primarily resulted from reductions in directory publishing revenues and sales of telecommunications and data products. Directory publishing revenues decreased $7.6 million and $9.5 million in the three and six months ended June 30, 2002, respectively, reflecting a reduction in the number of directory contracts published. Primarily as a result of the loss of one large customer, twenty-one and thirty-five fewer directory contracts were published during the three and six month periods of 2002, respectively, as compared to the corresponding 2001 periods. Sales of telecommunications and data products also decreased $3.1 million and $15.6 for the three and six month periods of 2002, respectively. Sales to affiliates declined $6.0 million and $4.8 million in the three and six month periods of 2002, respectively, primarily due to timing differences in the purchases of materials and equipment related to long-term construction projects. Sales to non-affiliates increased $2.9 million in the three month period and decreased $10.8 million in the six month period. The decrease in sales to non-affiliates in the six month period resulted from a general reduction in capital spending by telecommunications companies as a result of current economic conditions and the industry's emphasis on controlling costs. Revenues from long-distance and network management services increased $1.7 million and $0.6 million in the three and six months ended June 30, 2002, respectively. The increases in both periods of 2002 were primarily driven by growth in ALLTEL's customer base for these services, partially offset by a decrease in customer billing rates due to competition.

Information Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2002	2001	2002	2001

Revenues and sales	$256.0	$269.7	$495.2	$529.6
Costs and expenses:
Operations	191.8	208.3	373.3	410.6
Cost of products sold	0.1	0.1	0.1	0.6
Depreciation and amortization	22.7	23.7	45.2	47.1
Total costs and expenses	214.6	232.1	418.6	458.3
Operating income	$ 41.4	$ 37.6	$ 76.6	$ 71.3

Information services revenues and sales decreased $13.7 million or 5 percent and $34.4 million or 6 percent for the three and six month periods ended June 30, 2002, respectively. Financial services revenues, which includes the residential lending and international operations, decreased $4.7 million and $13.6 million in the three and six month periods of 2002, primarily due to reduced revenues from several large customers, partially offset by additional revenues earned from existing data processing contracts and growth in mortgage processing revenues. Mortgage processing revenues reflected an increase in mortgage refinancing activity due to declines in consumer borrowing rates and additional software maintenance revenues. The decreases in revenues earned from several large financial services customers in both 2002 periods primarily resulted from completion during 2001 of certain customer specific software development and conversion projects and lost operations due to consolidation in the financial services industry. Telecommunications revenues decreased $9.0 million and $20.8 million for the three and six month periods ended June 30, 2002, respectively, resulting from reduced revenues earned from several large customers, partially offset by additional services provided to existing customers. The reduced revenues from several large telecommunications customers reflected lost operations due to contract terminations and the completion during 2001 of customer specific conversion projects and other transitional services.

The decreases in operations expense for the three and six month periods of 2002 were consistent with the decreases in revenues and sales noted above. In addition, operations expenses for both 2002 periods reflected reduced overhead and other general and administrative expenses resulting from the Company's restructuring activities, as previously discussed. Primarily as a result of reduced operating costs and expenses, operating income increased $3.8 million or 10 percent and $5.3 million or 7 percent in the three and six month periods ended June 30, 2002, respectively.

During 2000, ALLTEL formed ALLTEL Mortgage Solutions, a joint venture with Bradford & Bingley Group, a large United Kingdom mortgage lender. In March 2001, the Company also announced the formation of a joint venture with IBM, which operates as ALLTEL Corebanking Solutions, and will provide corebanking software to financial service organizations in Europe. In connection with these joint ventures, ALLTEL capitalized $35.8 million in software development costs during 2001. The Company expects to capitalize in 2002 approximately $20.0 to $25.0 million of additional software development costs related to these joint ventures. During the first six months of 2002, the Company capitalized $11.4 million of software development costs related to these joint ventures. The process of developing new software products is complex and requires the Company to make long-term investments and commit significant resources before realizing revenue streams from these joint ventures. Accordingly, the future profitability of these joint ventures and the Company's ability to recover its investment will be dependent upon ALLTEL's success in marketing the software and related services to customers.

Corporate Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions)	2002	2001	2002	2001

Corporate operating expenses	$ 8.8	$ 9.1	$17.1	$18.7
Integration expenses and other charges	9.0	2.1	51.9	71.1
Total corporate expenses	$17.8	$11.2	$69.0	$89.8

As indicated in the table above, corporate expenses included integration expenses and other charges, as previously discussed. Corporate expenses for the three and six month periods of 2002 were favorably impacted by the effect of no longer amortizing goodwill in accordance with SFAS No. 142. Excluding the effects of the amortization of goodwill and integration expenses and other charges in each period, corporate expenses would have only increased $0.4 million in the three month period and would have decreased slightly in the six month period of 2002. Net of goodwill amortization and the integration expenses and other charges, corporate expenses in both 2002 periods remained consistent with 2001 expense levels, primarily reflecting the Company's continued focus on controlling costs.

Non-Operating Income, Net

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions)	2002	2001	2002	2001

Equity earnings in unconsolidated partnerships	$13.7	$17.1	$22.4	$28.4
Minority interest in consolidated partnerships	(17.7)	(18.6)	(31.9)	(35.4)
Other income, net	9.6	9.2	14.6	19.6
Non-operating income, net	$ 5.6	$ 7.7	$ 5.1	$12.6

As indicated in the table above, non-operating income, net decreased $2.1 million or 27 percent and $7.5 million or 60 percent in the three and six months ended June 30, 2002, respectively. The decreases in equity earnings in unconsolidated partnerships in both 2002 periods primarily reflected the fourth quarter 2001 acquisition of a controlling interest in a Texas wireless partnership, in which the Company previously held a minority ownership interest. The transfer to BellSouth of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in 2001, as previously discussed, also contributed to the decrease in equity earnings in the six month period of 2002. The decrease in minority interest expense in the six month period of 2002 primarily reflected the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs as part of the dissolution of the BellSouth partnership. Other income, net for both 2002 periods included additional interest income of $4.3 million from investing the cash proceeds from ALLTEL's equity unit and long-term debt offerings, as previously discussed. Conversely, other income, net for the three and six month periods ended June 30, 2001 included pretax gains from the sale of miscellaneous investments of $3.4 million and $8.4 million, respectively.

Interest Expense

Interest expense increased $7.7 million or 11 percent and decreased $9.2 million or 6 percent in the three and six month periods ended June 30, 2002, respectively. Interest expense for both 2002 periods included $17.8 million of additional interest expense resulting from ALLTEL's equity unit and long-term debt offerings to prefund the cost of its wireline and wireless property acquisitions, as previously discussed. Excluding these additional prefinancing costs, interest expense would have decreased $10.1 million or 14 percent and $27.0 million or 18 percent in the three and six month periods ended June 30, 2002, respectively. Net of the effects of the additional prefinancing costs, the decreases in interest expense in both 2002 periods reflected decreases in both the weighted average borrowing amounts and rates applicable to ALLTEL's commercial paper program. The reduced commercial paper borrowings reflected the monetizing of certain non-strategic assets completed by ALLTEL during the past eighteen months including the sale of 20 PCS licenses and the leasing of 1,773 wireless cell site towers and increased cash flows from operations, as further discussed below.

Income Taxes

Income tax expense decreased $15.0 million or 10 percent and $141.7 million or 35 percent for the three and six month periods ended June 30, 2002, respectively. The decreases in income tax expense in each period primarily reflected the tax-related effects of the special charges and unusual items previously discussed. Excluding the effect on tax expense of the special charges and unusual items in each period, income tax expense would have increased $1.8 million or 1 percent and $10.5 million or 4 percent in the three and six month periods ended June 30, 2002, respectively, consistent with the overall growth in the Company's earnings from continuing operations excluding special charges and unusual items.

Average Common Shares Outstanding

The average number of common shares outstanding decreased slightly in the three and six month periods ended June 30, 2002, as compared to the same periods of 2001. The decreases in both periods primarily reflected the Company's repurchase of 3.3 million of its common shares during the second quarter of 2001, as further discussed below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	June 30,
(Millions, except per share amounts)	2002	2001

Cash flows from (used in):
Operating activities	$ 1,176.5	$ 999.0
Investing activities	(632.4)	15.5
Financing activities	2,332.4	(1,043.7)
Effect of exchange rate changes	2.6	(4.3)
Change in cash and short-term investments	$ 2,879.1	$ (33.5)

Total capital structure	$ 12,278.2	$ 9,399.4
Percent of equity to total capital	46.5%	56.5%
Book value per share	$18.37	$17.12

Operating Activities

Cash provided from operations continued to be ALLTEL's primary source of liquidity. The increase in the six month period ended June 30, 2002 reflected growth in earnings of the Company before depreciation and amortization, interest expense, income taxes and special charges and unusual items. The increase in cash provided from operations resulting from earnings growth in the six month periods of 2002 also reflected changes in working capital requirements, including timing differences in receipt and payment of trade receivables, payables and taxes.

Investing Activities

Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures for the six months ended June 30, 2002 were $548.6 million compared to $616.6 million for the same period in 2001. The Company funded most of its capital expenditures through internally generated funds. Capital expenditures were incurred primarily to construct additional network facilities and to deploy digital wireless technology. Capital expenditures were also incurred to upgrade ALLTEL's telecommunications network in order to offer other communications services, including long-distance, Internet and local competitive access services. Including the additional expenditures for the properties acquired from Verizon and CenturyTel, the Company expects capital expenditures to be approximately $1.3 billion for 2002, which will be funded primarily from internally generated funds.

Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the six months ended June 30, 2002 were $70.7 million compared to $52.0 million for the same period in 2001. The increase in 2002 reflected additional spending on certain of the Company's proprietary financial services software products and costs incurred for the development and enhancement of internal use software to support the Company's retail operations.

Cash outlays for the purchase of property were $30.0 million for the six months ended June 30, 2002. During the first six months of 2002, ALLTEL purchased a wireline property in Georgia for $18.0 million, acquired an additional ownership interest in a Texas wireless property and purchased two privately held companies serving the financial services industry. In connection with the latter two acquisitions, the Company paid $12.0 million in cash.

Cash flows from investing activities for the six months ended June 30, 2002 and 2001 included $7.5 million and $260.7 million, respectively, of advance lease payments received from American Tower for the leasing of cell site towers. In December 2000, ALLTEL signed an agreement to lease American Tower certain of the Company's cell site towers in exchange for cash paid in advance. In turn, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement. During February 2002, the Company closed on the remaining towers under this agreement. Upon completion of this transaction, ALLTEL had leased 1,773 cell site towers to American Tower.

Cash flows from investing activities for the six months ended June 30, 2001 included proceeds from the sale of assets of $411.4 million. This amount primarily consisted of $410.1 million received by ALLTEL from the sale of 20 PCS licenses in February 2001, as previously discussed. The proceeds received from the leasing of cell site towers and sale of PCS licenses were used primarily to reduce borrowings under the Company's commercial paper program.

Investing activities for the six month periods ended June 30, 2002 and 2001 also included proceeds from the return on investments of $19.7 million and $26.9 million, respectively. These amounts primarily consisted of cash distributions received from ALLTEL's wireless minority investments. The decrease in 2002 reflected the transfer to BellSouth of certain minority investments completed during the first quarter of 2001, as previously discussed, and the acquisition of a controlling interest in a Texas wireless partnership completed during the fourth quarter of 2001.

Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $211.4 million for the six months ended June 30, 2002 compared to $206.5 million for the same period in 2001. The increase in dividend payments in 2002 periods primarily reflected growth in the annual dividend rate on ALLTEL's common stock. In October 2001, the Company's Board of Directors approved an increase in the quarterly common stock dividend rate from $.33 to $.34 per share, raising the annual dividend rate to $1.36 per share.

The Company has established a commercial paper program with a maximum borrowing capacity of $1.25 billion. ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the revolving credit agreements. ALLTEL has a $1.0 billion line of credit under a revolving credit agreement of which $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005. No borrowings were outstanding under the revolving credit agreement at June 30, 2002, December 31, 2001 or June 30, 2001. On July 31, 2002, the Company entered into an additional $500.0 million, 364-day revolving credit agreement which will expire on July 30, 2003, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2004. Under the commercial paper program, commercial paper borrowings are deducted from the revolving credit agreements in determining the amount available for borrowing under those agreements. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion. No commercial paper borrowings were outstanding at June 30, 2002 compared to $230.1 million, $378.5 million and $835.5 million that were outstanding at December 31, 2001, June 30, 2001, and December 31, 2000, respectively. As previously discussed, on August 1, 2002, the Company had commercial paper borrowings in the amount of $393.5 million that were incurred to fund a portion of the purchase price of the Verizon and CenturyTel acquisitions.

Retirements of long-term debt were $253.3 million and $598.0 million for the six months ended June 30, 2002 and 2001, respectively. The net reduction from December 31, 2001 in commercial paper borrowings of $230.1 million represented the majority of the long-term debt retired in the six month period of 2002. The decrease in commercial paper borrowings from December 31, 2000 of $457.0 million represented the majority of the long-term debt retired in the six month period of 2001. Retirements of long-term debt for the six month period of 2001 also included the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed. Scheduled long-term debt retirements, net of commercial paper activity and the prepayment of long-term debt, amounted to $23.2 million for the six month period of 2002 compared to $67.5 million for the same period of 2001.

Distributions to minority investors were $25.7 million for the six months ended June 30, 2002 compared to $63.5 million for the same period in 2001. The decrease in the 2002 period primarily reflected the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs related to the dissolution of a partnership with BellSouth previously discussed. Distributions for the six month period of 2001 also included additional payments of $22.5 million representing the minority investors' share of the proceeds received from the leasing of cell site towers discussed above.

On April 9, 2002, ALLTEL deregistered its May 2001 $1.0 billion shelf registration statement, under which no debt securities had been issued. On March 28, 2002, the Company filed a new shelf registration statement providing for the issuance of up to $5.0 billion in the aggregate initial offering price of unsecured debt and equity securities. As previously discussed, during May 2002, the Company sold 27.7 million equity units under this shelf registration statement and received net proceeds of $1.34 billion. In June 2002, the Company issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032. Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses. The net proceeds from the issuance of the equity units and debt securities of $2.81 billion represented all of the long-term debt issued during the six months ended June 30, 2002. (See Note 8 to the unaudited interim consolidated financial statements for additional information regarding these securities offerings).

In July 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allowed the Company to repurchase up to 7.5 million shares of its outstanding common stock. During the six months ended June 30, 2001, ALLTEL repurchased on the open market 1.4 million of its common shares at a total cost of $78.1 million. In November 2000, the Company entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price was equal to the financial institution's cost to acquire the shares plus a premium based on the net carrying cost of the shares to the financial institution and accrued over the period that the contract was outstanding. During the second quarter of 2001, the Company settled these contracts by acquiring 1.9 million of its common shares at a cost of $114.2 million. Through June 30, 2002, ALLTEL had repurchased 6.3 million of the 7.5 million shares the Company was authorized to repurchase under the stock repurchase plan.

Liquidity and Capital Resources

The Company believes it has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends. Additional sources of funding available to the Company include (1) additional borrowings available to the Company under its commercial paper program and revolving credit agreements and (2) additional debt or equity securities under the Company's $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at June 30, 2002.

ALLTEL's commercial paper and long-term credit ratings with Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("Standard & Poor's") and Fitch Ratings ("Fitch") were unchanged from December 31, 2001 and were Prime-1, A-1 and F1 for commercial paper, respectively and A2, A and A for long-term credit, respectively. Currently, the outlooks from Moody's, Standard & Poor's and Fitch are stable, negative and stable. Factors that could affect ALLTEL's short and long-term credit ratings would include, but not be limited to, a material decline in the Company's operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements. If ALLTEL's credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on new borrowings and the Company's access to the public capital markets could be adversely affected. A downgrade in ALLTEL's current short or long-term credit ratings would not accelerate scheduled principal payments of ALLTEL's existing long-term debt.

The revolving credit agreements contain various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the agreement, long-term debt would include amounts classified as long-term debt, current maturities related to total debt outstanding and any borrowings under the revolving credit agreements. As of June 30, 2002, the Company's long-term debt to capitalization ratio was 53.5 percent. Under terms of the $1.0 billion revolving credit agreement, if the Company were to lose its investment grade rating (defined as Baa3 or higher by Moody's and BBB- by Standard & Poor's), the Company would be restricted from incurring new short-term debt, but would not be restricted from borrowing under either of the revolving credit agreements.

Under the Company's long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing agreements that would trigger acceleration of future lease payments.

At June 30, 2002, current maturities of long-term debt were $502.2 million and included a $450.0 million, 7.125 percent senior unsecured note due March 1, 2003. The Company expects to fund the payment of this note at maturity through either operating cash flows or refinancing all or a portion of the obligation through the issuance of additional commercial paper borrowings or other unsecured long-term debt.

As previously discussed, the Company received $531.9 million of cash in advance as prepaid rent in connection with the leasing of certain cell site towers to American Tower and is recognizing the proceeds as revenue on a straight-line basis over the fifteen-year lease term. Participants in the telecommunications and cell tower industry currently are experiencing a more difficult operating and financial environment than when the tower transaction with ALLTEL was completed. Accordingly, although ALLTEL currently considers the likelihood to be remote, in the event ALLTEL's tower lessee were to file or become subject to bankruptcy proceedings, it is possible that the bankruptcy court could require that the tower transaction be rescinded and ALLTEL be required to refund the unutilized portion of the prepaid rent.

The Company does not use securitization of trade receivables, affiliation with special purpose entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any material arrangement requiring the Company to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 will apply to fiscal years beginning after June 15, 2002, and will address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This standard nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, the FASB concluded that an entity's commitment to a exit plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks at June 30, 2002 are similar to the market risks discussed in ALLTEL's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Equity Price Risk

Changes in equity prices primarily impact the fair value of ALLTEL's investments in marketable equity securities and the fair value of the purchase contract underlying the equity units issued by ALLTEL on May 6, 2002, as further discussed in Note 8 to the unaudited interim consolidated financial statements. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. At June 30, 2002, investments of the Company were recorded at fair value of $244.4 million compared to $251.6 million at December 31, 2001. Marketable equity securities amounted to $12.7 million and $19.1 million and included unrealized holding gains (losses) of $0.1 million and $(4.5) million at June 30, 2002 and December 31, 2001, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $1.3 million decrease in the fair value of these securities at June 30, 2002.

The purchase contract underlying the equity units issued by ALLTEL obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005 a variable number of newly issued common shares of ALLTEL. The number of ALLTEL shares to be issued will be determined at the time the purchase contracts are settled based upon the then current price of ALLTEL's common stock, and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit, or between 22.9 million and 28.0 million shares in aggregate. The fair value of the purchase contract is sensitive to changes in the price of ALLTEL's common stock. Fair value of the purchase contract was determined using the Black-Scholes option valuation model. At June 30, 2002, the fair value of the purchase contract was approximately $80.0 million. A hypothetical increase of 10 percent in the price of our common stock would result in a $92.6 million decrease in the fair value of the purchase contract at June 30, 2002.

Interest Rate Risk

Changes in interest rates impact the fair value of ALLTEL's long-term debt obligations and its interest rate swap agreements. Substantially all of the Company's long-term debt obligations are fixed rate obligations. Fair value of long-term debt obligations was determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. As previously discussed, during the second quarter of 2002, the Company issued $1.5 billion of unsecured long-term debt and sold 27.7 million equity units, which included $1.385 billion of senior notes. At June 30, 2002, the fair value of the Company's long-term debt was estimated to be $6,700.8 million compared to a carrying value of $6,563.8 million. A hypothetical increase of 70 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $253.2 million decrease in the fair value of the Company's long-term debt at June 30, 2002.

The Company uses derivative instruments to obtain a targeted mixture of variable and fixed-interest-rate long-term debt, such that the portion of debt subject to variable rates does not exceed 30 percent of the Company's total long-term debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes or enter into interest rate transactions for speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of June 30, 2002, the Company has entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable.  The maturities of the interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.51 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by ALLTEL was 1.9 percent at June 30, 2002.  The fair market value of the interest rate swaps was $25.5 million as of June 30, 2002. A hypothetical increase of 70 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $48.0 million decrease in the fair value of the Company's interest rate swaps as of June 30, 2002. Conversely, a hypothetical decrease of 70 basis points would result in an approximate $51.2 million increase in the fair value of the Company's interest rate swaps as of June 30, 2002.

Foreign Exchange Risk

The Company's business operations in foreign countries are not material to the Company's consolidated operations, financial condition and liquidity. Foreign currency translation gains and losses were not material to the Company's consolidated results of operations for the three and six months ended June 30, 2002 and 2001. Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ALLTEL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2002 Annual Meeting of Stockholders was held on April 25, 2002. At the meeting, the following items were submitted to a vote of stockholders:

(1) The election of four directors, constituting the class of the Board of Directors, who will serve a three-year term expiring at the 2005 Annual Meeting of Stockholders:
Nominee	Votes For	Votes Withheld
John R. Belk	273,900,122	3,510,677
Charles H. Goodman	273,909,469	3,501,330
Gregory W. Penske	275,198,937	2,211,862
Frank E. Reed	273,907,723	3,503,076
Warren A. Stephens	275,040,602	2,370,197

(2) A stockholder proposal to change ALLTEL Corporation's employment opportunity policy was defeated with 21,883,927 votes for, 208,351,090 votes against and 8,282,884 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a) See the exhibits specified on the Index of Exhibits located at Page 41.

(b) Reports on Form 8-K:

Current Report on Form 8-K dated August 1, 2002, reporting under Item 2, Acquisition or Disposition of Assets, that the Company had completed its purchase of wireless properties owned by CenturyTel, Inc. for $1.57 billion in cash and that the Company had also completed its purchase of local telephone properties in Kentucky from Verizon Communications Inc. for $1.9 billion in cash.

Current Report on Form 8-K dated June 19, 2002, reporting under Item 5, Other Events, that on March 28, 2002, ALLTEL filed a registration statement on form S-3 (File No. 333-85142), which was declared effective on April 10, 2002 (the "Registration Statement"). On June 17, 2002, the Company filed, pursuant to Rule 424(b)(5), a Preliminary Prospectus Supplement, dated June 14, 2002, which included the Prospectus dated April 10, 2002, relating to the offering of $800,000,000 principal amount of the Company's 7% Senior Notes due July 1, 2012 and $700,000,000 principal amount of the Company's 7.875% Senior Notes due July 1, 2032 (collectively, the "Notes"). On June 14, 2002, the Company entered into a Terms Agreement between the Company and the underwriters named therein, relating to the offering and sale of the Notes under the Registration Statement. The 2012 Notes will mature on July 1, 2012 and will bear interest at the rate of 7% per year, and the 2032 Notes will mature on July 1, 2032 and will bear interest at the rate of 7.875% per year. Interest will be payable on January 1 and July 1 of each year, beginning January 1, 2003. The Company may redeem some or all of the Notes, at its option at any time, at the relevant "make-whole" price described in the Preliminary Prospectus Supplement. Copies of certain agreements related to the offering were attached as exhibits to the Form 8-K filing.

Item 6. Exhibits and Reports on Form 8-K, (Continued)

(b) Reports on Form 8-K (continued):

Current Report on Form 8-K dated May 7, 2002, reporting under Item 4, Changes in Registrant's Certifying Accountant, that the Audit Committee of the Board of Directors of ALLTEL authorized (1) the engagement of PricewaterhouseCoopers LLP as the independent auditors for ALLTEL for the calendar year 2002 and (2) the dismissal of ALLTEL's existing independent auditors, Arthur Andersen LLP.

Current Report on Form 8-K dated May 6, 2002, reporting under Item 5, Other Events, that on April 30, 2002, the Company entered into a Terms Agreement between the Company and the underwriters named therein, relating to the offering and sale of up to 25,000,000 (or 28,750,000 if the underwriters' overallotment option is exercised in full) of the Company's equity units (the "Equity Units") under the Registration Statement. On May 2, 2002, the Company filed the final Prospectus Supplement, dated April 30, 2002, which included the Prospectus, dated April 10, 2002, relating to the offering and sale of the Equity Units. On May 6, 2002, the Company consummated the closing of the sale of 25,000,000 Equity Units, which was increased to 27,699,300 Equity Units when the underwriters' overallotment was exercised. The Equity Units initially consist of units referred to as corporate units, each with a stated amount of $50. Each corporate unit includes a purchase contract pursuant to which the purchaser has, subject to certain conditions, agreed to purchase shares of the Company's common stock on May 17, 2005 at a settlement rate to be determined depending on the price of the Company's common stock at such time. Each corporate unit also includes $50 principal amount of the Company's senior notes due May 17, 2007. Copies of certain agreements related to the offering were attached as exhibits to the Form 8-K filing.

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
(Registrant)

                      /s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)
August 12, 2002

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits
(10)(a)(1)	364 Day Revolving Credit Agreement dated as of July 31,

2002 between ALLTEL Corporation and Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America Securities LLC, Citibank, N.A., Wachovia Bank, National Association, and Bank One, N.A

99(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.