Form 10-Q
period 2002-09-30
ALLTEL CORP
filed 2002-11-13
CIK 65873

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

   YES  X    NO

Number of common shares outstanding as of September 30, 2002:        311,031,386

The Exhibit Index is located at page 46.

==================================================================================

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS
Page No.
PART I - FINANCIAL INFORMATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Changes in Securities	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	42

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; material changes in communications technology; the risks associated with regulatory changes such as flexible spectrum and wireless number portability; the risks associated with the integration of acquired businesses; the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL's strategic investments; the effects of litigation; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; and the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service and unbundled network elements and resale rates.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except per share amounts)

	September 30,	December 31,
ASSETS	2002	2001

CURRENT ASSETS:
Cash and short-term investments	$ 98.8	$ 85.3
Accounts receivable (less allowance for doubtful
accounts of $76.1 and $52.2, respectively)	1,308.0	1,241.2
Inventories	112.0	163.8
Prepaid expenses and other	72.7	277.5
Total current assets	1,591.5	1,767.8

Investments	328.0	251.6
Goodwill	5,052.0	2,633.6
Other intangibles	1,071.2	798.5

PROPERTY, PLANT AND EQUIPMENT:
Land	286.8	239.8
Buildings and improvements	1,175.5	1,051.4
Wireline	6,293.7	5,501.3
Wireless	4,667.7	4,160.6
Information services	1,264.6	1,166.8
Other	609.8	578.0
Under construction	374.9	384.1
Total property, plant and equipment	14,673.0	13,082.0
Less accumulated depreciation	6,969.4	6,300.7
Net property, plant and equipment	7,703.6	6,781.3

Other assets	558.9	376.2

TOTAL ASSETS	$ 16,305.2	$ 12,609.0

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 495.0	$ 51.6
Accounts payable	524.6	522.1
Advance payments and customer deposits	291.4	218.0
Accrued taxes	217.1	141.0
Accrued dividends	106.6	105.9
Other current liabilities	270.6	246.5
Total current liabilities	1,905.3	1,285.1

Long-term debt	6,391.4	3,861.5
Deferred income taxes	925.9	738.0
Other liabilities	1,236.4	1,158.6

SHAREHOLDERS' EQUITY:
Preferred stock, Series C, $2.06, no par value, 16,170 and 16,880
shares issued and outstanding, respectively	0.4	0.4
Common stock, par value $1 per share, 1.0 billion shares
authorized, 311,031,386 and 310,529,902 shares
issued and oustanding, respectively	311.0	310.5
Additional paid-in capital	692.0	769.2
Unrealized holding loss on investments	-	(4.5)
Foreign currency translation adjustment	(7.3)	(9.9)
Retained earnings	4,850.1	4,500.1
Total shareholders' equity	5,846.2	5,565.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 16,305.2	$ 12,609.0

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per share amounts)	2002	2001	2002	2001

REVENUES AND SALES:
Service revenues	$1,894.7	$1,699.1	$5,314.4	$5,022.6
Product sales	187.7	176.3	525.3	578.9
Total revenues and sales	2,082.4	1,875.4	5,839.7	5,601.5

COSTS AND EXPENSES:
Operations	1,040.0	909.4	2,922.8	2,736.4
Cost of products sold	224.3	223.5	657.5	694.7
Depreciation and amortization	306.3	291.7	851.7	867.7
Integration expenses and other charges	21.9	15.4	73.8	86.5
Total costs and expenses	1,592.5	1,440.0	4,505.8	4,385.3

OPERATING INCOME	489.9	435.4	1,333.9	1,216.2

Equity earnings in unconsolidated partnerships	20.1	16.2	42.5	44.6
Minority interest in consolidated partnerships	(20.2)	(19.0)	(52.1)	(54.4)
Other income, net	4.2	6.1	18.8	25.7
Interest expense	(111.0)	(69.4)	(255.1)	(222.7)
Gain (loss) on disposal of assets, write-down of
investments and other	(4.8)	-	(18.5)	357.6

Income before income taxes	378.2	369.3	1,069.5	1,367.0
Income taxes	140.5	147.9	401.8	550.9

Income before cumulative effect of accounting change	237.7	221.4	667.7	816.1
Cumulative effect of accounting change
(net of income taxes of $13.0)	-	-	-	19.5

Net income	237.7	221.4	667.7	835.6
Preferred dividends	-	-	0.1	0.1
Net income applicable to common shares	$ 237.7	$ 221.4	$ 667.6	$ 835.5

EARNINGS PER SHARE:
Basic:
Income before cumulative effect of accounting change	$.76	$.71	$2.15	$2.62
Cumulative effect of accounting change	-	-	-	.06
Net income	$.76	$.71	$2.15	$2.68

Diluted:
Income before cumulative effect of accounting change	$.76	$.71	$2.14	$2.60
Cumulative effect of accounting change	-	-	-	.06
Net income	$.76	$.71	$2.14	$2.66

Adjusted income and earnings per share amounts assuming
change in accounting for goodwill and other indefinite-lived intangible assets was applied retroactively:
Income before cumulative effect of accounting change
as adjusted	$ 237.7	$ 246.3	$ 667.7	$ 883.5
Basic earnings per share as adjusted	$.76	$.79	$2.15	$2.84
Diluted earnings per share as adjusted	$.76	$.79	$2.14	$2.81

Net income as adjusted	$ 237.7	$ 246.3	$ 667.7	$ 903.0
Basic earnings per share as adjusted	$.76	$.79	$2.15	$2.90
Diluted earnings per share as adjusted	$.76	$.79	$2.14	$2.87

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended September 30,
(Millions)	2002	2001

CASH PROVIDED FROM OPERATIONS:
Net income	$ 667.7	$ 835.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	851.7	867.7
Provision for doubtful accounts	199.5	100.1
Cumulative effect of accounting change	-	(19.5)
Non-cash portion of integration expenses and other charges	12.6	41.0
Loss (gain) on disposal of assets, write-down of investments and other	18.5	(357.6)
Increase in deferred income taxes	146.0	77.2
Other, net	16.2	7.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(184.9)	(123.8)
Inventories	56.9	42.8
Accounts payable	47.1	(258.9)
Other current liabilities	91.5	262.7
Other, net	(52.3)	38.1
Net cash provided from operations	1,870.5	1,513.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(886.0)	(829.8)
Additions to capitalized software development costs	(98.5)	(83.0)
Additions to investments	(6.1)	(4.2)
Purchase of property, net of cash acquired	(3,347.4)	(19.0)
Proceeds from the lease of cell site towers	7.5	421.8
Proceeds from the sale of investments	-	2.6
Proceeds from the return on investments	31.5	45.4
Proceeds from the sale of assets	-	411.4
Other, net	(8.2)	-
Net cash used in investing activities	(4,307.2)	(54.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(317.2)	(309.2)
Reductions in long-term debt	(35.4)	(905.1)
Purchase of common stock	-	(192.3)
Preferred stock redemptions and purchases	-	(0.1)
Distributions to minority investors	(41.8)	(90.6)
Long-term debt issued	2,829.6	-
Common stock issued	12.4	20.4
Net cash provided from (used in) financing activities	2,447.6	(1,476.9)

Effect of exchange rate changes on cash and short-term investments	2.6	(4.6)

Increase (decrease) in cash and short-term investments	13.5	(23.3)

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	85.3	67.2
End of period	$ 98.8	$ 43.9

NON-CASH INVESTING AND FINANCING ACTIVITY:
Change in fair value of interest rate swap agreements	$ 96.8	$ 23.4

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. General:

Basis of Presentation - The consolidated financial statements at September 30, 2002 and 2001 and for the three and nine month periods then ended for ALLTEL Corporation ("ALLTEL" or the "Company") are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts, as further discussed below, have been reclassified to conform to the 2002 financial statement presentation. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Change in Business Segment Reporting - As of January 1, 2002, ALLTEL changed its business segment reporting presentation by reclassifying the operating units of its emerging communications businesses to better align its financial reporting with the Company's business segment mix and to provide clear comparisons to other communications companies within ALLTEL’s peer group.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information", all prior period segment information has been restated to conform to this new financial reporting presentation.

Under the new reporting presentation, ALLTEL's wireless segment consists of the Company's cellular, Personal Communications Services ("PCS") and paging operations. The competitive local exchange carrier ("CLEC") and Internet access operations have been combined with ALLTEL's incumbent local exchange carrier ("ILEC") operations and reported as the wireline segment. The information services segment no longer includes services provided to ALLTEL affiliates. These affiliate services have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company's financial services business and non-affiliated telecommunications operations. All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a segment classification titled "Communications Support Services". These reclassifications did not affect consolidated operating income, net income or earnings per share reported by ALLTEL prior to January 1, 2002. Consolidated revenues and sales for the three and nine months ended September 30, 2001 were reduced by $30.5 million and $93.1 million, respectively, as a result of reclassifying information services revenues previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation".

Change in Reporting Expense Reimbursements - In the first quarter of 2002, the Company changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force Topic D-103. Previously, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in operations expense. Revenue and expense information prior to January 1, 2002 has been reclassified to conform to the new reporting presentation. As a result of this reclassification, consolidated revenues and sales for the three and nine months ended September 30, 2001 were increased by $6.9 million and $22.5 million, respectively. This change did not affect operating income or net income reported by the Company prior to January 1, 2002.

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

In accordance with SFAS No. 142, goodwill is to be assigned to a company's reporting units and an initial impairment test by reporting unit was to be completed by June 30, 2002. Goodwill is to be tested for impairment annually using a consistent measurement date. The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount. Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit's goodwill and the implied fair value of that goodwill. During 2001, the Company determined its applicable reporting units and assigned goodwill to them. During the second quarter of 2002, ALLTEL completed step one of the initial impairment review of goodwill and determined that no write-down in the carrying value of goodwill for any of its reporting units was required.

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2002 were as follows:

			Communications
			Support	Information
Millions	Wireless	Wireline	Services	Services	Total
Balance at December 31, 2001	$2,388.0	$ 226.8	$ 2.3	$ 16.5	$ 2,633.6
Acquired during the period	1,053.3	1,355.8	-	9.3	2,418.4
Balance at September 30, 2002	$3,441.3	$1,582.6	$ 2.3	$ 25.8	$ 5,052.0

The carrying value (cost less accumulated amortization through December 31, 2001) of indefinite-lived intangible assets other than goodwill no longer subject to amortization after January 1, 2002 were as follows:

September 30,	December 31,
Millions	2002	2001
Cellular licenses	$ 720.2	$ 506.2
PCS licenses	76.9	76.0
Franchise rights	42.9	42.9
	$ 840.0	$ 625.1

See Note 3 for a discussion of the significant acquisitions completed during 2002 that resulted in the recognition of goodwill and other intangible assets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Accounting Changes, Continued:

Intangible assets subject to amortization were as follows:

	September 30, 2002
	Gross	Accumulated	Net Carrying
Millions	Cost	Amortization	Value
Customer lists	$307.0	$ (87.2)	$219.8
Franchise rights	22.5	(11.4)	11.1
Non-compete agreements	2.9	(2.6)	0.3
	$332.4	$(101.2)	$231.2

	December 31, 2001
	Gross	Accumulated	Net Carrying
Millions	Cost	Amortization	Value
Customer lists	$219.1	$(58.7)	$160.4
Franchise rights	22.5	(10.3)	12.2
Non-compete agreements	4.8	(4.0)	0.8
	$246.4	$(73.0)	$173.4

Amortization expense for intangible assets subject to amortization was $13.1 million and $32.0 million for the three and nine month periods ended September 30, 2002, compared to $9.5 million and $28.7 million for the same periods of 2001. Amortization expense for intangible assets subject to amortization is estimated to be $45.3 million in 2002, $52.7 million in 2003, $52.3 million in 2004, $51.7 million in 2005 and $33.0 million in 2006.

The after-tax income before cumulative effect of accounting change, net income and earnings per share effects, assuming that the change in accounting to eliminate the amortization of goodwill and other indefinite-lived intangible assets was applied retroactively by class of indefinite-lived intangible asset, were as follows:
	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2001	September 30, 2001
Effects on reported income before cumulative effect
of accounting change and net income:
Income before cumulative effect of accounting change
as reported	$221.4	$816.1
Goodwill amortization	21.3	55.7
Cellular licenses amortization	2.9	9.4
PCS licenses amortization	0.1	0.3
Franchise rights amortization	0.6	2.0
Income before cumulative effect of accounting change
as adjusted	246.3	883.5
Cumulative effect of accounting change	-	19.5
Net income as adjusted	$246.3	$903.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Accounting Changes, Continued:
	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001
Effects on basic earnings per share:
Basic earnings per share before cumulative effect of
accounting change as reported	$.71	$2.62
Goodwill amortization	.07	.18
Cellular licenses amortization	.01	.03
PCS licenses amortization	-	-
Franchise rights amortization	-	.01
Basic earnings per share before cumulative effect of
accounting change as adjusted	.79	2.84
Cumulative effect of accounting change	-	.06
Basic earnings per share as adjusted	$.79	$2.90

Effects on diluted earnings per share:
Diluted earnings per share before cumulative effect of
accounting change as reported	$.71	$2.60
Goodwill amortization	.07	.18
Cellular licenses amortization	.01	.03
PCS licenses amortization	-	-
Franchise rights amortization	-	-
Diluted earnings per share before cumulative effect of
accounting change as adjusted	.79	2.81
Cumulative effect of accounting change	-	.06
Diluted earnings per share as adjusted	$.79	$2.87

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

Under the method previously followed by the subsidiary's plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants. ALLTEL believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary's pension plan, and achieve consistency with the ALLTEL Plan. Effective January 1, 2002, the subsidiary's plan was merged into the ALLTEL Plan. The cumulative effect of retroactively applying these changes to periods prior to 2001 resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million, and is included in net income for the nine months ended September 30, 2001.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Acquisitions:

On August 1, 2002, ALLTEL purchased substantially all of the wireless assets owned by CenturyTel, Inc. ("CenturyTel") for approximately $1.57 billion in cash. In this transaction, ALLTEL added approximately 762,000 wireless customers, minority partnership interests in cellular operations of approximately 1.8 million proportionate POPs, or potential customers, and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. During the third quarter of 2002, the Company completed the initial purchase price allocation of this acquisition based upon the appraised fair values of the property, plant and equipment and identifiable intangible assets acquired. The Company is also completing a review of the fair values of the other assets acquired and liabilities assumed. Accordingly, the purchase price allocation is subject to adjustment based upon completion of this review and the final determination of fair values. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.34 billion was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of six years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. Of the total amount assigned to goodwill, approximately $700 million is expected to be deductible for income tax purposes.

On August 1, 2002, ALLTEL also completed the purchase of local telephone properties in the state of Kentucky from Verizon Communications, Inc. ("Verizon") for approximately $1.93 billion in cash. In this transaction, ALLTEL added approximately 589,000 wireline customers. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireline properties from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of approximately $1.3 billion has been initially allocated to goodwill. The fair values and useful lives of the assets acquired have been estimated based on a preliminary valuation pending completion of a third party appraisal and other fair value analyses of assets and liabilities.

The purchase price paid in each of the transactions discussed above was based on estimates of future cash flows of the properties acquired. The purchase of wireless properties from CenturyTel expanded the Company's wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin. Similarly, the wireline properties acquired from Verizon overlap ALLTEL's existing wireless service in northeastern Kentucky. ALLTEL paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following: First, the scale and scope of ALLTEL's entire communications business was enhanced by the addition of the combined 1,351,000 geographically clustered communications customers. As a result, fixed operations cost will be spread over a larger base and very little incremental overhead will be added. Second, in the wireless properties acquired from CenturyTel, ALLTEL should realize over time accelerated customer growth and higher average revenue per customer as a result of the Company's higher revenue national rate plans. Finally, the wireline operations in Kentucky generated a lower operating margin than ALLTEL's wireline business primarily due to cost structure differences. ALLTEL believes, over time, that the Company can improve the margins in the newly acquired Kentucky operations to be more in line with the margins in its existing wireline operations.

During 2002, ALLTEL also purchased a wireline property in Georgia, acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas and purchased two privately held companies serving the financial services industry. In connection with these acquisitions, the Company paid $45.4 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $40.2 million to goodwill.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Acquisitions, Continued:

The following table summarizes the assets acquired and liabilities assumed for the various business combinations completed during 2002:

(Millions)	Acquired from			Combined
	CenturyTel	Verizon	Other	Totals
Fair value of assets acquired:
Current assets	$ 64.1	$ 39.1	$ 1.9	$ 105.1
Investments	73.8	-	0.1	73.9
Property, plant and equipment	192.9	603.4	11.3	807.6
Other assets	0.4	-	3.0	3.4
Goodwill	1,040.1	1,338.1	40.2	2,418.4
Cellular licenses	214.0	-	-	214.0
Customer lists	89.0	-	-	89.0
Total assets acquired	1,674.3	1,980.6	56.5	3,711.4
Liabilities assumed:
Current liabilities	(35.8)	(44.4)	(2.0)	(82.2)
Other liabilities	(70.2)	(9.0)	-	(79.2)
Long-term debt	-	-	(9.1)	(9.1)
Total liabilities assumed	(106.0)	(53.4)	(11.1)	(170.5)
Net cash paid	$ 1,568.3	$ 1,927.2	$ 45.4	$ 3,540.9

The following unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2002 and 2001 assume that the acquisition of wireless properties from CenturyTel and the purchase of wireline properties from Verizon were completed as of January 1, 2001:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2002	2001	2002	2001
Revenues and sales	$2,151.9	$2,094.2	$6,330.1	$6,255.5
Income before cumulative effect of accounting change	$ 262.1	$ 241.8	$ 745.9	$ 870.3
Combined earnings per share before cumulative effect
of accounting change:
Basic earnings per share	$.84	$.78	$2.40	$2.79
Diluted earnings per share	$.84	$.77	$2.39	$2.77
Net income	$ 262.1	$ 241.8	$ 745.9	$ 889.8
Combined earnings per share:
Basic earnings per share	$.84	$.78	$2.40	$2.85
Diluted earnings per share	$.84	$.77	$2.39	$2.83

The pro forma amounts represent the historical operating results of the properties acquired from Verizon and CenturyTel with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts for the three and nine months ended September 30, 2002 and 2001 include the effects of non-acquisition-related special charges and unusual items, as more fully discussed in Notes 4 and 5 below. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Verizon and CenturyTel properties had been operated by ALLTEL during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Integration Expenses and Other Charges:

A summary of the integration expenses and other charges recorded was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	2002	2001	2002	2001
Severance and employee benefit costs	$ 3.3	$ 5.5	$16.7	$62.0
Lease and contract termination costs	2.2	0.4	14.6	6.1
Computer system conversion and other integration costs	8.6	-	21.0	-
Branding and signage costs	7.8	-	7.8	-
Write-down of cell site equipment	-	9.5	7.1	9.5
Write-down of software development costs	-	-	4.4	8.9
Equipment removal and other disposal costs	-	-	2.2	-
Total integration expenses and other charges	$21.9	$15.4	$73.8	$86.5

Number of employees terminated	212	216	1,122	1,633
Number of lease sites terminated	7	2	38	60

During the third quarter of 2002, the Company recorded a restructuring charge of $5.5 million consisting of severance and employee benefit costs related to a planned workforce reduction and lease termination costs primarily related to the closing of seven product distribution centers. The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income. The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999), as further discussed below. The additional charge reflected a further reduction in expected sublease income attributable primarily to softening in the commercial real estate market. The restructuring plan, completed in September 2002, provided for the elimination of 212 employees primarily in the Company's information services and product distribution operations. As of September 30, 2002, the Company had paid $1.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In connection with the purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel (see Note 3), the Company incurred branding and signage costs of $7.8 million during the third quarter of 2002. In connection with these acquisitions, the Company also incurred computer system conversion and other integration costs during each of the first three quarters of 2002. These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL's customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon's customer billing and operations support systems to ALLTEL's internal systems.

In January 2002, ALLTEL announced its plans to exit its CLEC operations in seven states. The Company also consolidated its call center and retail store operations during the first quarter of 2002. In connection with these activities, ALLTEL recorded a restructuring charge consisting of severance and employee benefit costs related to a workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company's sales, customer service and network operations support functions. As of September 30, 2002, the Company had paid

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Integration Expenses and Other Charges, Continued:

$9.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The $12.4 million in lease and contract termination costs recorded in the first quarter of 2002 consisted of $5.0 million, representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company abandoned, net of anticipated sublease income. The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers. The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. As previously discussed, ALLTEL had initially recorded $6.3 million in lease termination costs related to these four locations in 1999. The additional charge reflected a reduction in expected sublease income primarily attributable to softening in the commercial real estate market and bankruptcy filings by two sublessees. Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

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

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during each of the first three quarters of 2001. The total charge recorded by the Company during the first nine months of  2001 was $77.0 million and consisted of $62.0 million in severance and employee benefit costs related to a planned workforce reduction, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges are non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in December 2001 and resulted in the elimination of 1,633 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of September 30, 2002, the Company had paid $33.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease termination costs recorded during the first nine months of 2001 consisted of $5.0 million, representing the estimated minimum contractual commitments over the next one to five years for 60 operating locations that the Company abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of ALLTEL, develops and markets Corebank, a real-time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Integration Expenses and Other Charges, Continued:

The following is a summary of activity related to the liabilities associated with the Company's integration expenses and other charges for the nine months ended September 30:

(Millions)	2002
Balance, beginning of period	$ 17.1
Integration expenses and other charges	73.8
Non-cash write-down of assets	(12.6)
Cash outlays	(57.2)
Balance, end of period	$ 21.1

At September 30, 2002, the remaining unpaid liability related to the Company's integration and restructuring activities consisted of severance and employee-related expenses of $7.1 million and lease cancellation and contract termination costs of $14.0 million and is included in other current liabilities in the accompanying consolidated balance sheets.

5. Gain (Loss) on Disposal of Assets, Write-Down of Investments and Other:

In the third quarter of 2002, the Company recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. ("BellSouth"). As discussed below, this gain was initially recorded in the first quarter of 2001 and subsequently revised in the second quarter of 2001. This additional adjustment reflected a true-up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.

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

In the second quarter of 2001, the Company recorded a pretax adjustment of $4.4 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth initially recorded in the first quarter of 2001. The Company also recorded a pretax adjustment of $2.4 million to increase the gain recognized from the sale of PCS licenses to Verizon Wireless also completed during the first quarter of 2001. These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred. In addition, during the second quarter of 2001, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Comprehensive Income:

Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2002	2001	2002	2001
Net income	$237.7	$221.4	$667.7	$835.6
Other comprehensive income (loss):
Unrealized holding losses on investments
arising in the period	(0.1)	(1.1)	(6.2)	(12.0)
Income tax expense (benefit)	-	(0.4)	(2.3)	(3.9)
	(0.1)	(0.7)	(3.9)	(8.1)
Less: reclassification adjustments
for (gains) losses included in net income	-	-	13.7	(2.4)
Income tax expense (benefit)	-	-	(5.3)	1.0
	-	-	8.4	(1.4)

Net unrealized gains (losses)	(0.1)	(1.1)	7.5	(14.4)
Income tax expense (benefit)	-	(0.4)	3.0	(4.9)
	(0.1)	(0.7)	4.5	(9.5)

Foreign currency translation adjustment	-	(0.3)	2.6	(4.6)

Other comprehensive income (loss) before tax	(0.1)	(1.4)	10.1	(19.0)
Income tax expense (benefit)	-	(0.4)	3.0	(4.9)
Other comprehensive income (loss)	(0.1)	(1.0)	7.1	(14.1)
Comprehensive income	$237.6	$220.4	$674.8	$821.5

7. Earnings per Share:

A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2002	2001	2002	2001

Basic earnings per share:
Income before cumulative effect of accounting change	$237.7	$221.4	$667.7	$816.1
Preferred dividends	-	-	0.1	0.1
Net income applicable to common shares before
cumulative effect of accounting change	$237.7	$221.4	$667.6	$816.0

Weighted average common shares outstanding
for the period	311.0	310.4	310.9	311.7

Basic earnings per share	$.76	$.71	$2.15	$2.62

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. Earnings per Share, Continued:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2002	2001	2002	2001

Diluted earnings per share:
Net income applicable to common shares before
cumulative effect of accounting change	$237.7	$221.4	$667.6	$816.0
Adjustment for convertible preferred stock dividends	-	-	0.1	0.1
Net income applicable to common shares
before cumulative effect of accounting change
and assuming conversion of preferred stock	$237.7	$221.4	$667.7	$816.1

Weighted average common shares outstanding
for the period	311.0	310.4	310.9	311.7
Increase in shares resulting from the assumed:
Exercise of stock options	0.7	1.7	1.1	1.7
Conversion of preferred stock	0.3	0.4	0.3	0.4
Weighted average common shares assuming conversion	312.0	312.5	312.3	313.8

Diluted earnings per share	$.76	$.71	$2.14	$2.60

8. Business Segment Information:

ALLTEL manages its business operations based on differences in products and services. The Company evaluates segment performance based on segment revenues and sales and operating income, excluding special charges and unusual items. Segment operating results were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2002	2001	2002	2001
Revenues and Sales from External Customers:
Wireless	$1,094.0	$ 973.5	$3,040.8	$2,857.9
Wireline	537.2	456.7	1,457.9	1,362.7
Communications support services	126.8	125.7	378.0	414.7
Information services	244.7	251.7	739.9	781.3
Total business segments	$2,002.7	$1,807.6	$5,616.6	$5,416.6

Intersegment Revenues and Sales:
Wireless	$ -	$ -	$ -	$ -
Wireline	38.5	35.8	114.1	102.7
Communications support services	82.2	66.1	222.9	193.5
Information services	-	-	-	-
Total business segments	$ 120.7	$ 101.9	$ 337.0	$ 296.2

Total Revenues and Sales:
Wireless	$1,094.0	$ 973.5	$3,040.8	$2,857.9
Wireline	575.7	492.5	1,572.0	1,465.4
Communications support services	209.0	191.8	600.9	608.2
Information services	244.7	251.7	739.9	781.3
Total business segments	2,123.4	1,909.5	5,953.6	5,712.8
Less: intercompany eliminations	41.0	34.1	113.9	111.3
Total revenues and sales	$2,082.4	$1,875.4	$5,839.7	$5,601.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. Business Segment Information, Continued:

	Three Months Ended		Nine Months Ended
(Millions)	2002	2001	2002	2001
Operating Income:
Wireless	$ 256.8	$ 214.0	$ 701.3	$ 606.4
Wireline	208.8	188.0	569.3	550.7
Communications support services	15.5	22.9	46.9	67.1
Information services	39.3	36.3	115.9	107.6
Total business segments	520.4	461.2	1,433.4	1,331.8
Corporate operations	(8.6)	(10.4)	(25.7)	(29.1)
Integration expenses and other charges	(21.9)	(15.4)	(73.8)	(86.5)
Total corporate expenses	(30.5)	(25.8)	(99.5)	(115.6)
Total operating income	$ 489.9	$ 435.4	$ 1,333.9	$1,216.2

Segment assets were as follows:

(Millions)
September 30,	December 31,
	2002	2001
Wireless	$ 9,350.3	$ 7,568.4
Wireline	5,397.4	3,408.1
Communications support services	458.6	504.1
Information services	699.6	665.5
Total business segments	15,905.9	12,146.1
Corporate headquarters assets not allocated to segments	439.0	532.7
Less: elimination of intersegment receivables	(39.7)	(69.8)
Consolidated total assets	$16,305.2	$12,609.0

9. Equity Unit and Long-Term Debt Offerings:

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. Equity Unit and Long-Term Debt Offerings, Continued:

Each corporate unit also includes $50 principal amount of senior notes that will mature on May 17, 2007. The notes are pledged by the holders to secure their obligations under the purchase contracts. ALLTEL will make quarterly interest payments to the holders of the notes initially at an annual rate of 6.25 percent. On or after February 17, 2005, the notes will be remarketed. At that time, ALLTEL's remarketing agent will be entitled to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 7.75 percent, consisting of interest (6.25 percent) and contract adjustment payments (1.50 percent). The corporate units are listed on the New York Stock Exchange under the symbol "AYZ".

The present value of the contract adjustment payments of $57.1 million were accrued upon the issuance of the equity units as a charge to additional paid-in capital and are included in other liabilities in the accompanying consolidated balance sheet at September 30, 2002. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction. Additional paid-in capital as of September 30, 2002, also reflected a charge of $36.0 million representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

The equity units have been reflected in the diluted earnings per share calculations using the treasury stock method, which would be used for the equity units at any time before the issuance of shares of ALLTEL common stock upon settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by ALLTEL in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of ALLTEL common stock is above the threshold appreciation price of $60.39. Because the average market price of ALLTEL's common stock during the three and nine months ended September 30, 2002, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings per share calculation for these periods.

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

ALLTEL used the net proceeds from the issuance of the equity units and long-term debt to fund a significant portion of the cost of the wireline and wireless property acquisitions previously discussed. (See Note 3).

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation ("ALLTEL" or the "Company"). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2002 and 2001, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

COMPLETION OF ACQUISITIONS

As more fully discussed in Note 3 to the unaudited interim consolidated financial statements, on August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications Inc. ("Verizon") for approximately $1.93 billion in cash. The acquired wireline properties overlapped ALLTEL's existing wireless service in northeastern Kentucky and increased the Company's total access lines by approximately 25 percent to nearly 3.2 million wireline customers. Upon signing of the purchase agreement in October 2001, ALLTEL paid Verizon a deposit equal to 10 percent of the total purchase price, or $190.7 million, with the balance of the cash payment (net of accrued interest on the deposit) due at the time the transaction was completed.

On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. ("CenturyTel") for $1.57 billion in cash. Through the completion of the transaction, ALLTEL added approximately 762,000 customers, increasing its wireless customer base to more than 7.5 million customers and expanding its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin. Also included in the transaction were minority partnership interests in cellular operations of approximately 1.8 million proportionate POPs, or potential customers, and Personal Communications Services ("PCS") licenses covering 1.3 million POPs in Wisconsin and Iowa.

To fund the cost of the acquisitions discussed above, during the second quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion. The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005. ALLTEL will make quarterly contract adjustment payments to the holder at the rate of 1.50 percent of the stated amount per year. The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL's common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit. The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent and mature on May 17, 2007. In June 2002, the Company issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032. Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses. (See Note 9 to the unaudited interim consolidated financial statements for additional information regarding these securities offerings).

In addition to the net proceeds from the issuance of the equity units and debt securities of $2.81 billion, ALLTEL funded the remaining $492.9 million of the $3.30 billion cost of the wireline and wireless acquisitions ($3.50 billion total cost less $193.5 million deposit including accrued interest paid to Verizon in October 2001 upon the signing of the definitive purchase agreement as noted above) with cash on hand of $78.9 million and additional borrowings of $414.0 million under ALLTEL’s commercial paper program.

As a result of prefunding the wireline and wireless acquisitions through the issuance of the equity units and long-term debt, ALLTEL incurred additional interest expense of $17.2 million and $35.0 million during the three and nine months ended September 30, 2002, respectively. Conversely, during the three and nine month periods of 2002, ALLTEL earned interest income of $3.9 million and $8.2 million, respectively, from investing the cash proceeds from these securities offerings. Accordingly, ALLTEL's results for the three and nine months ended September 30, 2002 were adversely affected by additional net interest cost (interest expense less interest income) of $13.3 million and $26.8 million, respectively.

ACCOUNTING AND FINANCIAL REPORTING CHANGES

Effective January 1, 2002, ALLTEL adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Accordingly, as of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations. The Company also conducted a review of its other identifiable intangible assets and determined that its cellular and PCS licenses and wireless franchise rights met the indefinite life criteria outlined in SFAS No. 142, because ALLTEL expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. Accordingly, ALLTEL also ceased amortization of the wireless licenses and franchise rights as of January 1, 2002. In accordance with the requirements of SFAS No. 142, the Company also completed its initial impairment review of goodwill and indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.

As of January 1, 2002, ALLTEL changed its business segment reporting presentation by reclassifying the operating units of its emerging communications businesses to better align its financial reporting with the Company's business segment mix and to provide clear comparisons to other communications companies within ALLTEL's peer group. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", ALLTEL has restated all previously reported segment information to conform to the new financial reporting presentation. Under the new reporting presentation, ALLTEL's wireless segment consists of the Company's cellular, PCS and paging operations. The competitive local exchange carrier ("CLEC") and Internet access operations have been combined with ALLTEL's incumbent local exchange carrier ("ILEC") operations and reported as the wireline segment. The information services segment no longer includes services provided to ALLTEL affiliates. These affiliate services have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company's financial services business and non-affiliated telecommunications operations. All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a segment classification titled "Communications Support Services". These reclassifications did not affect consolidated operating income, net income or earnings per share reported by ALLTEL prior to January 1, 2002. Consolidated revenues and sales for prior periods were reduced as a result of reclassifying information services revenues previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation".

Also as of January 1, 2002, the Company changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force ("EITF") Topic D-103. Prior to January 1, 2002, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in operations expense. Revenue and expense information prior to January 1, 2002, has been reclassified to conform to the new reporting presentation. This change did not affect operating income or net income reported by the Company prior to January 1, 2002. (See Notes 1 and 2 to the unaudited interim consolidated financial statements for additional information regarding these changes in accounting and financial reporting).

OVERVIEW-CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2002	2001	2002	2001

Revenues and sales	$2,082.4	$1,875.4	$5,839.7	$5,601.5
Operating income	$ 489.9	$ 435.4	$1,333.9	$1,216.2
Net income	$ 237.7	$ 221.4	$ 667.7	$ 835.6
Basic earnings per share	$.76	$.71	$2.15	$2.68
Diluted earnings per share	$.76	$.71	$2.14	$2.66

Revenues and sales increased $207.0 million, or 11 percent, and $238.2 million, or 4 percent, and operating income increased $54.5 million, or 13 percent, and $117.7 million, or 10 percent, in the three and nine month periods ended September 30, 2002, respectively. The increases in both 2002 periods reflected growth in ALLTEL's communications customer base attributable primarily to the acquisitions of wireline and wireless properties completed in the third quarter, as previously discussed. Excluding the effects of the acquisitions in each period, revenues and sales would have increased $56.5 million, or 3 percent, and $87.7 million, or 2 percent, and operating income would have increased $0.9 million, or less than one percent, and $64.1 million, or 5 percent, in the three and nine month periods of 2002, respectively. Excluding the effects of the acquisitions, revenue and operating income growth rates in 2002 were lower than ALLTEL experienced in 2001 primarily due to the general decline in economic conditions and the highly competitive marketplace in which the Company's wireless business operates. Reduced revenues from the sales of wireless handsets and accessories, reflecting decreases in retail prices driven by competition, as well as decreases in information services and directory publishing revenues, also affected revenue growth during both periods of 2002.

Operating results for the three and nine month periods ended September 30, 2002 were adversely affected by increased bad debt expense of $28.1 million and $99.4 million, respectively. Bad debt expense increased in both 2002 periods primarily due to the overall decline in economic conditions, weakening consumer credit and the effects of marketing programs directed toward the credit-challenged customer segment. In an effort to reduce future losses sustained from bad debts, the Company periodically refines its customer credit policies, reevaluates minimum deposit requirements for high-credit risk customers and improves collection practices by adding new technologies and additional human resources. In addition, bad debt expense for the nine month period of 2002 also included a $14.0 million write-down in receivables resulting from an interexchange carrier's bankruptcy filing. ALLTEL may be required to incur additional bad debt reserves related to its ongoing business relationship with this interexchange carrier or with any other carriers that may become subject to insolvency proceedings in the future.

Operating results for the three and nine month periods ended September 30, 2002 also reflected the elimination of amortization of goodwill and other indefinite-lived intangible assets pursuant to SFAS No. 142. Reported operating income, net income and earnings per share for the three and nine month periods ended September 30, 2002 and 2001 also included the effects of various special charges and unusual items. These special charges and unusual items included integration expenses and other charges, gains realized from the exchange or sale of assets and write-downs of investments. As previously discussed, operating results for the three and nine month periods of 2002 also reflected the additional net interest cost due to prefunding the Company's wireline and wireless acquisitions and the write-down in receivables due to an interexchange carrier's bankruptcy filing. Adjusted to exclude the effects of the amortization of indefinite-lived intangible assets and the special charges and unusual items in each period, operating income would have increased $33.1 million, or 7 percent, and $47.5 million, or 3 percent, in the three and nine month periods ended September 30, 2002, respectively. For the same periods of 2002, net income would have increased $6.4 million, or 3 percent, and $26.7 million, or 4 percent, respectively. When excluding the effects of the amortization of indefinite-lived intangible assets and the special charges and unusual items in each period, both basic and diluted earnings per share would have increased 2 percent and 4 percent in the three and nine month periods ended September 30, 2002, respectively.

Operating income, net income and earnings per share adjusted to reflect the elimination of amortization of indefinite-lived intangible assets and the non-extraordinary, special charges and unusual items in each period are summarized in the following tables:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per share amounts)	2002	2001	2002	2001

Operating income, as reported	$489.9	$435.4	$1,333.9	$1,216.2
Amortization of indefinite-lived intangible assets	-	27.9	-	71.5
Special charges and unusual items:
Write-down of receivables due to
interexchange carrier's bankruptcy filing	-	-	14.0	-
Integration expenses and other charges	21.9	15.4	73.8	86.5
Operating income, as adjusted	$511.8	$478.7	$1,421.7	$1,374.2

Net income, as reported	$237.7	$221.4	$ 667.7	$ 835.6
Amortization of indefinite-lived intangible assets,
net of tax	-	24.9	-	67.4
Special charges and unusual items, net of tax:
Write-down of receivables due to
interexchange carrier's bankruptcy filing	-	-	8.7	-
Net financing costs related to prefunding the
Company's wireline and wireless acquisitions	8.1	-	16.4	-
Cumulative effect of accounting change	-	-	-	(19.5)
Integration expenses and other charges	13.3	9.3	44.8	51.4
Gain (loss) on disposal of assets and other	2.9	-	2.9	(212.7)
Write-down of investments	-	-	8.4	-
Net income, as adjusted	$262.0	$255.6	$ 748.9	$ 722.2

Basic earnings per share, as reported	$.76	$.71	$2.15	$2.68
Amortization of indefinite-lived intangible assets,
net of tax	-	.08	-	.22
Special charges and unusual items, net of tax:
Write-down of receivables due to
interexchange carrier's bankruptcy filing	-	-	.03	-
Net financing costs related to prefunding the
Company's wireline and wireless acquisitions	.03	-	.05	-
Cumulative effect of accounting change	-	-	-	(.06)
Integration expenses and other charges	.04	.03	.14	.16
Gain (loss) on disposal of assets and other	.01	-	.01	(.68)
Write-down of investments	-	-	.03	-
Basic earnings per share, as adjusted	$.84	$.82	$2.41	$2.32

Diluted earnings per share, as reported	$.76	$.71	$2.14	$2.66
Amortization of indefinite-lived intangible assets,
net of tax	-	.08	-	.21
Special charges and unusual items, net of tax:
Write-down of receivables due to
interexchange carrier's bankruptcy filing	-	-	.03	-
Net financing costs related to prefunding the
Company's wireline and wireless acquisitions	.03	-	.05	-
Cumulative effect of accounting change	-	-	-	(.06)
Integration expenses and other charges	.04	.03	.14	.16
Gain (loss) on disposal of assets and other	.01	-	.01	(.67)
Write-down of investments	-	-	.03	-
Diluted earnings per share, as adjusted	$.84	$.82	$2.40	$2.30

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

Integration Expenses and Other Charges

A summary of the integration expenses and other charges recorded was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	2002	2001	2002	2001
Severance and employee benefit costs	$ 3.3	$ 5.5	$16.7	$62.0
Lease and contract termination costs	2.2	0.4	14.6	6.1
Computer system conversion and other integration costs	8.6	-	21.0	-
Branding and signage costs	7.8	-	7.8	-
Write-down of cell site equipment	-	9.5	7.1	9.5
Write-down of software development costs	-	-	4.4	8.9
Equipment removal and other disposal costs	-	-	2.2	-
Total integration expenses and other charges	$21.9	$15.4	$73.8	$86.5

Number of employees terminated	212	216	1,122	1,633
Number of lease sites terminated	7	2	38	60

During the third quarter of 2002, the Company recorded a restructuring charge of $5.5 million consisting of severance and employee benefit costs related to a planned workforce reduction and lease termination costs primarily related to the closing of seven product distribution centers. The lease termination costs consisted of $1.2 million primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income. The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999), as further discussed below. The additional charge reflected a further reduction in expected sublease income attributable primarily to softening in the commercial real estate market. The restructuring plan, completed in September 2002, provided for the elimination of 212 employees primarily in the Company's information services and product distribution operations. As of September 30, 2002, the Company had paid $1.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In connection with its purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel, the Company incurred branding and signage costs of $7.8 million during the third quarter of 2002. In connection with these acquisitions, the Company also incurred computer system conversion and other integration costs during each of the first three quarters of 2002. These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL's customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon's customer billing and operations support systems to ALLTEL's internal systems.

In evaluating its existing CLEC operations, the Company determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share. Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL's CLEC access lines. In the course of exiting these markets, ALLTEL is honoring all existing customer contracts, licenses and other obligations and working to minimize the inconvenience to affected customers by migrating these customers to other service providers. During the first quarter of 2002, the Company also consolidated its call center and retail store operations. In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company's sales, customer service and network operations support functions. As of September 30, 2002, the Company had paid $9.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease and contract termination costs recorded in the first quarter of 2002 consisted of $5.0 million, representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company abandoned, net of anticipated sublease income. The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers. The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999. The additional charge reflected a reduction in expected sublease income primarily due to softening in the commercial real estate market and the bankruptcy filings by two sublessees. Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

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

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations. In connection with these restructuring efforts, the Company recorded restructuring charges during each of the first three quarters of 2001. The total charge recorded by the Company during the first nine months of  2001 was $77.0 million and consisted of $62.0 million in severance and employee benefit costs related to a planned workforce reduction, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs. Included in the severance and employee benefit component of the restructuring charges are non-cash charges of $22.6 million. These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options. Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company's pension and postretirement benefit plans. During the first quarter of 2001, 230 employees accepted the retirement incentive offer. The restructuring plans were completed in December 2001 and resulted in the elimination of 1,633 employees, including the employees who accepted the early retirement incentive. The work force reductions primarily occurred in operations management, engineering, sales and the corporate support functions. As of September 30, 2002, the Company had paid $33.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 60 operating locations that the Company abandoned, net of anticipated sublease income. The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations. The write-down in the carrying value of certain software development costs resulted from the Company's formation of a joint venture with IBM announced in March 2001. The joint venture, which operates as ALLTEL Corebanking Solutions, a consolidated subsidiary of ALLTEL, develops and markets Corebank, a real-time banking system, to financial service organizations in Europe. Prior to forming the joint venture, ALLTEL had been developing its own real-time processing software. Following the signing of the joint venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

At September 30, 2002, the unpaid liability related to ALLTEL's integration and restructuring activities was $21.1 million, consisting of severance and employee-related expenses of $7.1 million and lease cancellation and contract termination costs of $14.0 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 to 48 months and will be funded from operating cash flows. (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges).

Gain (Loss) on Disposal of Assets, Write-Down of Investments and Other

In the third quarter of 2002, the Company recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. ("BellSouth"). As discussed below, this gain was initially recorded in the first quarter of 2001 and subsequently revised in the second quarter of 2001. This additional adjustment reflected a true-up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.

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

In the second quarter of 2001, the Company recorded a pretax adjustment of $4.4 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth initially recorded in the first quarter of 2001. The Company also recorded a pretax adjustment of $2.4 million to increase the gain recognized from the sale of PCS licenses to Verizon Wireless also completed during the first quarter of 2001. These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, customers in thousands)	2002	2001	2002	2001

Revenues and sales:
Service revenues	$1,053.2	$ 926.2	$2,933.5	$2,700.9
Product sales	40.8	47.3	107.3	157.0
Total revenues and sales	1,094.0	973.5	3,040.8	2,857.9
Costs and expenses:
Operations	585.2	480.8	1,605.4	1,416.6
Cost of products sold	102.6	121.6	315.9	373.9
Depreciation and amortization	149.4	157.1	418.2	461.0
Total costs and expenses	837.2	759.5	2,339.5	2,251.5
Operating income	$ 256.8	$ 214.0	$ 701.3	$ 606.4

Customers	7,558.9	6,587.9	-	-
Gross customer additions	1,362.9	601.0	2,490.6	1,727.7
Net customer additions	829.4	124.2	989.9	346.3
Prepaid customer unit adjustment	(113.9)	-	(113.9)	-
Market penetration	12.7%	13.3%	-	-
Postpaid churn	2.18%	2.42%	2.21%	2.34%
Average revenue per customer per month	$47.84	$47.36	$46.96	$46.96
Cost to acquire a new customer	$310	$304	$315	$301

ALLTEL added approximately 1.4 million and 2.5 million gross wireless customers during the three and nine month periods ended September 30, 2002, respectively. As a result of this increase in gross wireless customer additions, the total number of wireless customers served by ALLTEL increased by nearly 1.0 million customers, or 15 percent, during the past twelve month period. As previously discussed, on August 1, 2002, the Company completed the purchase of substantially all of the wireless assets of CenturyTel. This acquisition accounted for approximately 762,000 of the overall increase in wireless customers that occurred during the past twelve months. During the third quarter of 2002, in integrating the operations of the former CenturyTel properties, ALLTEL upgraded the acquired markets to a CDMA-based network, launched the ALLTEL brand name and began offering regional and national rate plans. The Company also standardized disconnect policies across its entire wireless operations. This standardization primarily resulted in a two-month advancement of customer disconnects among the Company's prepaid customer segment, and reduced ALLTEL's customer base by approximately 114,000 customers. Overall, the Company's wireless market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) decreased to 12.7 percent as of September 30, 2002, primarily due to lower penetration levels in the markets acquired from CenturyTel.

The level of customer growth during 2002 will be dependent upon the Company's ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market. In addition to the effects of heightened competition and increased penetration levels, economic factors, including weakening customer demand and consumer credit, also affected customer growth rates in the wireless industry during the first nine months of 2002. The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phones to existing customers and pursuing strategic acquisitions. In 2002, managing the growth of a value-creating customer base has resulted in slower customer growth rates than ALLTEL experienced in 2001.

The Company continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). To improve customer retention, the Company offers competitively-priced rate plans, proactively analyzes customer usage patterns and migrates customers from analog to digital equipment through the use of equipment subsidies. In addition, the Company continues to upgrade its telecommunications network in order to provide enhanced service offerings to customers. As a result of these efforts, postpaid customer churn decreased in both the three and nine month periods of 2002, despite heightened competition and declining economic conditions. The third quarter of 2002 marked the fourth consecutive quarter in which the Company has reduced its average postpaid churn rate.

Wireless revenues and sales increased $120.5 million, or 12 percent, and $182.9 million, or 6 percent, for the three and nine month periods ended September 30, 2002, respectively. Service revenues increased $127.0 million, or 14 percent, and $232.6 million, or 9 percent, for the three and nine month periods ended September 30, 2002, respectively. The acquisition of the CenturyTel properties accounted for approximately $75.3 million of the overall increases in service revenues and $77.0 million of the overall increases in total revenues and sales in each of the three and nine month periods of 2002. Product sales decreased $6.5 million, or 14 percent, and $49.7 million, or 32 percent, for the three and nine month periods ended September 30, 2002, respectively. The decreases in product sales in both periods were primarily due to lower retail prices driven by increased competition and reduced wholesale volumes, as compared to the corresponding 2001 periods.

In addition to the effects of the CenturyTel acquisition, service revenues increased in both 2002 periods primarily due to customer growth and increased access revenues, partially offset by lower airtime and retail roaming revenues, reflecting the expansion of local, regional and national calling areas and a decrease in wholesale roaming rates. Primarily as a result of emphasizing the sale of higher-yield Total and National Freedom rate plans, the average revenue per customer per month increased during the three month period and remained flat for the nine month period of 2002. Average revenue per customer per month continued to be affected by decreased wholesale roaming rates. In addition to the effects of the CenturyTel acquisition, service revenues also reflected increases in the sale of enhanced services, including call waiting, call forwarding, three-way calling, voicemail and equipment protection plans. Revenues from these enhanced services increased $5.4 million and $20.1 million in the three and nine month periods of 2002, respectively, reflecting increased demand for these service offerings.

Service revenues also reflected increases in rental revenues, which increased $3.0 million and $15.2 million for the three and nine month periods ended September 30, 2002, respectively. The increases in both periods primarily resulted from ALLTEL's agreement with American Tower Corporation ("American Tower") to lease to American Tower 1,773 of the Company's cell site towers for $531.9 million of cash paid in advance. This transaction was structured to close in several phases and resulted in 869 tower closings in the second quarter of 2001, 537 tower closings in the third quarter of 2001 and 342 tower closings in the fourth quarter of 2001. The final phase of the transaction, involving 25 towers, was completed in February 2002. Proceeds from this leasing transaction are recognized as service revenues on a straight-line basis over the fifteen-year lease term.

Service revenue growth during 2002 will depend upon ALLTEL's ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage and selling additional enhanced services.

Operating income increased $42.8 million, or 20 percent, and $94.9 million, or 16 percent, for the three and nine month periods ended September 30, 2002, respectively. The acquisition of the CenturyTel properties accounted for approximately $28.2 million of the overall increase in operating income in the three and nine month periods of 2002. In addition to reflecting the growth in operating revenues noted above, wireless operating income in the three and nine month periods of 2002 was also favorably impacted by the effect of no longer amortizing goodwill and other indefinite-lived intangibles assets pursuant to SFAS No. 142, as previously discussed. Conversely, wireless operating income in the nine month period of 2002 was adversely affected by $3.1 million of the write-down of receivables due to an interexchange carrier's bankruptcy filing. Excluding the effects of amortization of indefinite-lived intangible assets and the write-down of receivables in all periods, wireless operating income would have increased $17.5 million, or 7 percent, and $34.1 million, or 5 percent, in the three and nine month periods ended September 30, 2002, respectively.

Operations expense increased $104.4 million, or 22 percent, and $188.8 million, or 13 percent, for the three and nine month periods ended September 30, 2002, respectively. The acquisition of the CenturyTel properties accounted for approximately $40.0 million of the overall increases in operations expense in the three and nine month periods of 2002. Bad debt expense increased $26.3 million and $83.2 million for the three and nine month periods ended September 30, 2002, respectively, primarily reflecting the effects of marketing programs directed toward the credit-challenged customer segment and weakening consumer credit, as noted previously. Commission expense increased $16.3 million and $35.6 million for the three and nine month periods ended September 30, 2002, respectively. The increases in commissions expense for both 2002 periods reflected the growth in gross customer additions and increased sales of the Company's Total and National Freedom rate plans. Commission rates paid to the Company's internal sales force and outside agents are higher on the sales of the Company's more profitable Total and National Freedom rate plans than comparable rates paid on other lower-margin rate plans offered by the Company. The increase in commissions expense in the nine month period of 2002 also reflected higher commissions paid to local dealers, primarily as a result of special incentive plans initiated during 2002 to induce dealers to promote ALLTEL's wireless service in their stores. The increases in operations expense attributable to increased bad debt expense and higher commissions expense were partially offset by decreased advertising costs. The decrease in advertising expense reflected discounted pricing received by ALLTEL due to purchasing advertising in bulk, as a result of centralizing the Company's advertising efforts.

Cost of products sold decreased $19.0 million, or 16 percent, and $58.0 million, or 16 percent, for the three and nine month periods ended September 30, 2002, respectively, consistent with the overall decline in product sales discussed above. The decreases in depreciation and amortization expense in both periods of 2002, primarily resulted from the effects of no longer amortizing goodwill and other indefinite-lived intangible assets, partially offset by higher depreciation expense resulting from the CenturyTel acquisition and from growth in wireless plant in service.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost for each new customer added. The increases in per unit customer acquisition costs for both the three and nine month periods of 2002 primarily reflected the increase in commissions expense noted above and the effect of higher equipment subsidies. The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although ALLTEL intends to manage the costs of acquiring new customers during 2002 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Regulatory Matters-Wireless Operations

The Company is subject to regulation by the Federal Communications Commission ("FCC") as a provider of wireless communications services. The Telecommunications Act of 1996 (the "96 Act") provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers. Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers' networks and terminated on the wireless carriers' networks. Presently, the Company's wireless operations do not bill access charges to interexchange carriers. In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC has proposed a "bill and keep" compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way ALLTEL receives compensation from other carriers and its wireless customers. At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

Under rules established by the FCC, all Commercial Mobile Radio Services ("CMRS") providers must, by November 24, 2002, be capable of participating in a nationwide number conservation program known as thousand block number pooling in accordance with roll out schedules established by the FCC. CMRS providers must modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers. Number pooling is an FCC mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned. FCC rules also require that CMRS providers implement wireless local number portability, an intercarrier network function that permits customers to retain their existing telephone number when moving from one telecommunications carrier to another. On July 26, 2002, compliance with the FCC requirements for wireless local number portability was extended by one year to November 24, 2003. Rules governing the number of MSAs in which wireless local number portability must be deployed, as well as the process for triggering a carrier's obligation to provide wireless local number portability in markets both within the top MSAs and below, remain subject to reconsideration by the FCC. Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing wireless local number portability, ALLTEL believes these requirements, when implemented, would result in a significant increase in both its operating costs and customer churn rates.

In addition, wireless service carriers must also provide 911 emergency service in a two-phased approach. In phase one, the carriers must provide service capabilities to determine station locations for originated calls. In phase two, wireless carriers must determine the location of a caller within fifty meters of an originated call. The second phase requirements were set to begin by October 1, 2001, but, due to technology unavailability, the Company requested a limited waiver of these requirements. On July 26, 2002, the FCC released an order granting a temporary stay of the 911 emergency implementation rules as they apply to the Company. The FCC order provides for a phased-in deployment of Automatic Location Identification ("ALI") capable network or handset-based technology to begin on March 1, 2003. ALI capability will permit rapid response in situations where callers are disoriented, disabled, unable to speak or do not know their location by allowing for the immediate dispatch of emergency assistance to the caller's location. Under the FCC order, the Company must employ handset-based ALI technology and will be required to (1) begin selling and activating ALI-capable handsets no later than March 1, 2003; (2) ensure that at least 25 percent of all new handsets activated are ALI capable no later than May 31, 2003; (3) ensure that at least 50 percent of all new handsets activated are ALI capable no later than November 30, 2003; (4) ensure that 100 percent of all new handsets activated are ALI capable no later than May 31, 2004; and (5) ensure that penetration of ALI capable handsets among its customers reaches 95 percent no later than December 31, 2005. Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when implemented, would result in a significant increase in its operating costs.

Communications-Wireline Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, access lines in thousands)	2002	2001	2002	2001

Revenues and sales:
Local service	$ 269.5	$ 230.3	$ 732.3	$ 679.8
Network access and long-distance	249.8	208.7	681.7	638.8
Miscellaneous	56.4	53.5	158.0	146.8
Total revenues and sales	575.7	492.5	1,572.0	1,465.4
Costs and expenses:
Operations	237.1	195.8	651.5	588.0
Cost of products sold	6.4	8.3	17.4	21.7
Depreciation and amortization	123.4	100.4	333.8	305.0
Total costs and expenses	366.9	304.5	1,002.7	914.7
Operating income	$ 208.8	$ 188.0	$ 569.3	$ 550.7

Access lines in service	3,188.9	2,611.8	-	-

Wireline revenues and sales increased $83.2 million, or 17 percent, and $106.6 million, or 7 percent, for the three and nine month periods ended September 30, 2002, respectively. As previously discussed, on August 1, 2002, the Company completed the purchase from Verizon of wireline properties in Kentucky. This acquisition accounted for approximately 589,000 of the overall increase in wireline customers that occurred during the past twelve months. Excluding the effects of the acquisition, customer access lines decreased slightly during the past twelve months reflecting declines in second access lines and the Company's decision to exit CLEC markets in seven states, as previously discussed. Slower economic growth, along with the effects of substitution of wireless, cable television and high-speed access services for the Company's wireline services, have also begun to affect the Company's internal access line growth rates in 2002. To drive revenue growth in 2002, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services. Deployment of DSL service is an important strategic initiative for ALLTEL. Currently, DSL service is available to approximately one half of the Company's wireline customers. During the past twelve months, the number of DSL customers has nearly tripled to approximately 56,000 customers.

Local service revenues increased $39.2 million, or 17 percent, and $52.5 million, or 8 percent, for the three and nine months ended September 30, 2002, respectively. The acquisition of wireline properties in Kentucky accounted for approximately $37.2 million of the overall increases in local service revenues in the three and nine month periods of 2002. In addition to the effects of the acquisition, local service revenues in the nine month period of 2002 also reflected growth in revenues derived from the sales of enhanced products and services. Growth in custom calling and other enhanced services, reflecting increased demand for these service offerings, increased $8.0 million during the nine months ended September 30, 2002. Revenues earned from integrated digital network services and revenues from the sale of equipment protection plans increased $3.7 million and $3.1 million for the nine months ended September 30, 2002, respectively.

Network access and long-distance revenues increased $41.1 million, or 20 percent, and $42.9 million, or 7 percent, for the three and nine months ended September 30, 2002, respectively. The acquisition of wireline properties in Kentucky accounted for approximately $31.8 million of the overall increases in network access and long-distance revenues in the three and nine month periods of 2002. In addition to the effects of the acquisition, the increases in network access and long-distance revenues in both 2002 periods reflected higher volumes of network usage and growth in revenues from data services, partially offset by reductions in intrastate toll revenues. Network access and long-distance revenues for the nine month period of 2002 also reflected $8.4 million of reductions in revenues received from the Georgia Universal Service Fund. These revenue reductions resulted from a litigation settlement between ALLTEL and the Georgia Public Service Commission finalized in 2000. As part of the settlement agreement, the Company agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates. ALLTEL also agreed to future reductions in funds received from the Georgia Universal Service Fund.

Miscellaneous revenues primarily consisted of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and Internet services. Miscellaneous revenues increased $2.9 million, or 5 percent, and $11.2 million, or 8 percent, for the three and nine months ended September 30, 2002, respectively. The acquisition of wireline properties in Kentucky accounted for approximately $4.6 million of the overall increases in miscellaneous revenues in both the three and nine month periods of 2002. In addition to the effects of the acquisition, the increases in miscellaneous revenues in both 2002 periods also reflected growth in Internet service and directory advertising revenues. Internet service revenues increased $2.2 million and $7.8 million in the three and nine month periods of 2002, respectively, primarily due to customer growth and an increase in the standard monthly rate charged to customers for this service initiated during the fourth quarter of 2001. In addition, directory advertising revenues also increased $1.9 million in the nine month period of 2002. Partially offsetting the growth in Internet service and directory advertising revenues were declines in customer premise equipment sales, which decreased $2.8 million and $7.9 million in the three and nine months ended September 30, 2002, respectively. These decreases primarily occurred in the Company's CLEC operations and reflected ALLTEL's strategic decision in 2002 to exit CLEC operations in seven markets, as previously discussed.

Wireline operating income increased $20.8 million, or 11 percent, and $18.6 million, or 3 percent, for the three and nine months ended September 30, 2002, respectively. The acquisition of wireline properties in Kentucky accounted for an increase of $25.4 million in operating income in both the three and nine month periods of 2002. Operating income in the three and nine month periods of 2002 was also favorably impacted by the effect of no longer amortizing goodwill in accordance with SFAS No. 142. Conversely, wireline operating income for the nine month period of 2002 included $10.9 million of the write-down of receivables due to an interexchange carrier's bankruptcy filing, as previously discussed. Excluding the effects of the amortization of goodwill and write-down of receivables in each period, wireline operating income would have increased $19.6 million, or 10 percent, and $26.0 million, or 5 percent, in the three and nine month periods ended September 30, 2002, respectively. Net of the effects of the goodwill amortization and receivables write-down, growth in operating income in the both the three and nine month periods of 2002 primarily reflected the increase in wireline operating revenues, partially offset by increases in network-related expenses and depreciation expense. Network-related expenses increased in both periods of 2002 primarily due to the growth in customer access lines and network usage. Depreciation expense increased in both periods primarily due to growth in wireline plant in service and $15.6 million of additional depreciation attributable to the acquisition of wireline properties in Kentucky.

Regulatory Matters - Wireline Operations

Except for the Kentucky properties acquired from Verizon and the Nebraska operations, ALLTEL's ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the ILEC subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to determine whether the continuing application of SFAS No. 71 is appropriate. As a result of the passage of the 96 Act and state telecommunications reform legislation or regulations, ALLTEL's ILEC operations have begun to experience some competition in their local service areas. Sources of competition to ALLTEL's local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, and competitive access providers including those utilizing UNE-P. Through September 30, 2002, this competition has not had a material adverse effect on the results of operations of ALLTEL's ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If ALLTEL's ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations ranging in an amount of approximately $15.0 to $25.0 million. The non-cash charge would consist primarily of the write-off of previously established regulatory assets and liabilities, as the Company would not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, the Company currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies. Upon discontinuance of SFAS No. 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated economic useful lives of the assets. The Company does not expect that the revisions in asset lives would be significant.

Most states in which the Company's ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions. The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas. The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate. The Nebraska ILEC properties, which were acquired in 1999, operate under interstate price cap regulation pursuant to waivers granted by the FCC. Although the waiver was to expire on July 1, 2002, on April 17, 2002, the FCC adopted an order extending ALLTEL's waiver of price cap regulation associated with its Nebraska ILEC properties. In the same order, the FCC granted ALLTEL a waiver with respect to the Kentucky properties recently acquired from Verizon. Both waivers will remain in effect until the FCC completes a comprehensive review of the waiver process.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC has asked for comment on a "bill and keep" compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way ALLTEL receives compensation from other carriers and its end users. At this time, ALLTEL cannot estimate whether or when any such changes will occur or, if they do, what the effect of the changes on its ILEC revenues and expenses would be.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years. Among other provisions, the FCC's interim plan adopted a modified embedded cost mechanism while retaining an indexed cap on the fund. At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers. In May 2001, the FCC also released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap ILECs and a freeze of all allocation factors for rate-of-return ILECs. This order also gave rate-of-return ILECs a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors. ALLTEL opted not to freeze its allocation factors. In June 2001, the FCC waived certain elements of its Part 69 access charge rules to allow non-price cap ILECs to include in their tariff filings an end-user charge to recover their universal service contributions. ALLTEL ILECs tariffed the surcharge in their annual interstate access tariff filing and began assessing the surcharge effective August 1, 2001.

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

During the first quarter of 2002, the FCC defined cable modem offerings as "information services" and initiated a rulemaking that could result in the deregulation of wireline broadband for Internet access services. The FCC has also proposed to change the methodology under which carriers contribute to the federal universal service fund and the manner through which the carriers will recover contributions from their customers. The proposed assessment changes being considered by the FCC could shift a significant amount of the contribution burden from the interexchange carriers to wireline and wireless carriers. Among the assessment options being considered are interim revisions to the current interstate revenue based arrangement with adjustments to the jurisdictional allocation, a per network connection-based assessment and an assessment based on the quantity of active telephone numbers for each carrier. At this time, ALLTEL cannot estimate the effect, if any, that the proposed changes will have to the Company's universal service contribution.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, customers in thousands)	2002	2001	2002	2001
Revenues and sales	$209.0	$191.8	$600.9	$608.2
Costs and expenses:
Operations	70.5	64.3	207.2	200.2
Cost of products sold	116.2	98.8	326.6	325.0
Depreciation and amortization	6.8	5.8	20.2	15.9
Total costs and expenses	193.5	168.9	554.0	541.1
Operating income	$ 15.5	$ 22.9	$ 46.9	$ 67.1

Long-distance customers	1,461.6	1,240.2	-	-

Communications support services revenues and sales increased $17.2 million, or 9 percent, and decreased $7.3 million, or 1 percent, for the three and nine month periods ended September 30, 2002, respectively. Operating income from communications support services decreased $7.4 million, or 32 percent, and $20.2 million, or 30 percent, for the three and nine months ended September 30, 2002, respectively.

The changes in revenues and sales in both 2002 periods reflected growth in sales of telecommunications and data products, increased revenues from long-distance and network management services and reductions in directory publishing revenues. Sales of telecommunications and data products increased $20.0 million and $4.5 for the three and nine month periods of 2002, respectively. Sales to affiliates increased $5.0 million in the three month period of 2002, primarily due to additional purchases made by the Company's wireless and wireline subsidiaries reflecting the CenturyTel and Verizon acquisitions. Sales to non-affiliates increased $15.0 million and $4.2 million in the three month and nine periods of 2002, respectively, reflecting a slight increase in capital spending by telecommunications companies. Directory publishing revenues decreased $6.4 million and $16.0 million in the three and nine months ended September 30, 2002, respectively, reflecting a reduction in the number of directory contracts published. Primarily as a result of the loss of one large customer, thirty-six and seventy-one fewer directory contracts were published during the three and nine month periods of 2002, respectively, as compared to the corresponding 2001 periods. Revenues from long-distance and network management services increased $3.6 million and $4.2 million in the three and nine months ended September 30, 2002, respectively. The increases in both periods of 2002 were primarily driven by growth in ALLTEL's customer base for these services, partially offset by a decrease in customer billing rates due to competition.

Although revenues and sales increased in the three month period, operating income decreased primarily due to lower gross profit margins realized by the product distribution and long-distance operations. The decrease in operating income in the nine month period reflected the overall reduction in revenues and sales noted above, lower gross profit margins realized by the product distribution and long-distance operations and an increase in depreciation expense. Gross profit margins for the long-distance operations primarily reflected the reduction in customer billing rates and increased network-related expenses due to growth in its customer base. Gross profit margins for the product distribution operations reflected lower margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers. Depreciation and amortization expense increased $4.3 million in the nine month period of 2002, primarily due to the growth in long-distance and network management plant in service.

Information Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2002	2001	2002	2001
Revenues and sales	$244.7	$251.7	$739.9	$781.3
Costs and expenses:
Operations	182.2	191.7	555.5	602.3
Cost of products sold	-	0.2	0.1	0.8
Depreciation and amortization	23.2	23.5	68.4	70.6
Total costs and expenses	205.4	215.4	624.0	673.7
Operating income	$ 39.3	$ 36.3	$115.9	$107.6

Information services revenues and sales decreased $7.0 million, or 3 percent, and $41.4 million, or 5 percent, for the three and nine month periods ended September 30, 2002, respectively. Financial services revenues, which includes the residential lending and international operations, decreased $4.8 million and $18.4 million in the three and nine month periods of 2002, primarily due to reduced revenues from several large customers, partially offset by additional revenues earned from existing data processing contracts and growth in mortgage processing revenues. Mortgage processing revenues reflected an increase in mortgage refinancing activity due to declines in consumer borrowing rates and additional software maintenance revenues. The decreases in revenues earned from several large financial services customers in both 2002 periods primarily resulted from lost international operations due to contract terminations reflecting consolidation in the financial services industry and from completion during 2001 of certain customer specific software development and conversion projects.

Telecommunications revenues decreased $2.2 million and $23.0 million for the three and nine month periods ended September 30, 2002, respectively, resulting from reduced revenues earned from several large customers, partially offset by additional services provided to existing customers. The reduced revenues from several large telecommunications customers reflected lost operations due to contract terminations and the completion during 2001 of customer specific conversion projects and other transitional services.

The decreases in operations expense for the three and nine month periods of 2002 were consistent with the decreases in revenues and sales noted above. In addition, operations expenses for both 2002 periods reflected reduced overhead and other general and administrative expenses resulting from the Company's restructuring activities, as previously discussed. Primarily as a result of reduced operating costs and expenses, operating income increased 8 percent in both the three and nine month periods ended September 30, 2002, or $3.0 million and $8.3 million, respectively.

During 2000, ALLTEL formed ALLTEL Mortgage Solutions, a joint venture with Bradford & Bingley Group, a large United Kingdom mortgage lender. In March 2001, the Company also announced the formation of a joint venture with IBM, which operates as ALLTEL Corebanking Solutions, and will provide corebanking software to financial service organizations in Europe. In connection with these joint ventures, ALLTEL capitalized $35.8 million in software development costs during 2001. The Company expects to capitalize in 2002 approximately $20.0 to $25.0 million of additional software development costs related to these joint ventures. During the first nine months of 2002, the Company capitalized $16.8 million of software development costs related to these joint ventures. The process of developing new software products is complex and requires the Company to make long-term investments and commit significant resources before realizing revenue streams from these joint ventures. Accordingly, the future profitability of these joint ventures and the Company's ability to recover its investment will be dependent upon ALLTEL's success in marketing the software and related services to customers.

Corporate Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2002	2001	2002	2001

Corporate operating expenses	$ 8.6	$10.4	$25.7	$ 29.1
Integration expenses and other charges	21.9	15.4	73.8	86.5
Total corporate expenses	$30.5	$25.8	$99.5	$115.6

As indicated in the table above, corporate expenses included the integration expenses and other charges previously discussed. Corporate expenses for the three and nine month periods of 2002 benefited from the effect of no longer amortizing goodwill in accordance with SFAS No. 142. Excluding the effects of the amortization of goodwill and integration expenses and other charges in each period, corporate expenses would have decreased $1.0 million in the three month period and $1.1 million in the nine month period of 2002. Net of goodwill amortization and the integration expenses and other charges, the decreases in corporate expenses in both 2002 periods primarily reflected ALLTEL's continued focus on controlling costs.

Non-Operating Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2002	2001	2002	2001

Equity earnings in unconsolidated partnerships	$20.1	$16.2	$42.5	$44.6
Minority interest in consolidated partnerships	(20.2)	(19.0)	(52.1)	(54.4)
Other income, net	4.2	6.1	18.8	25.7
Non-operating income, net	$ 4.1	$ 3.3	$ 9.2	$15.9

As indicated in the previous table, non-operating income, net increased $0.8 million, or 24 percent, and decreased $6.7 million, or 42 percent, in the three and nine months ended September 30, 2002, respectively. Equity earnings in unconsolidated partnerships in both 2002 periods included $6.9 million of additional income resulting from the acquisition of certain minority partnership interests from CenturyTel, as previously discussed. The increases in equity earnings in 2002 attributable to the CenturyTel acquisition were partially offset by the fourth quarter 2001 acquisition of a controlling interest in a Texas wireless partnership, in which the Company previously held a minority ownership interest. The transfer to BellSouth of certain minority investments in unconsolidated wireless properties resulting from the dissolution of a partnership completed in 2001, as previously discussed, also contributed to the decrease in equity earnings in the nine month period of 2002. Minority interest expense for both 2002 periods included $2.7 million of additional expense resulting from the acquisition of certain non-wholly owned partnership interests from CenturyTel. The increase in minority interest expense attributable to the CenturyTel acquisition was offset in the nine month period of 2002 by the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs as part of the dissolution of the BellSouth partnership. Other income, net for the three and nine month periods of 2002 included additional interest income of $3.9 million and $8.2 million, respectively, from investing the cash proceeds from ALLTEL's equity unit and long-term debt offerings, as previously discussed. Conversely, other income, net for the nine month period ended September 30, 2001 included pretax gains from the sale of miscellaneous investments of $8.4 million.

Interest Expense

Interest expense increased $41.6 million, or 60 percent, and $32.4 million, or 15 percent, in the three and nine month periods ended September 30, 2002, respectively. The increase in interest expense in both 2002 periods primarily reflected the additional interest expense resulting from ALLTEL's equity unit and long-term debt offerings to finance the cost of its wireline and wireless property acquisitions, as previously discussed. Interest expense for the nine month period of 2002 also reflected decreases in both the weighted average borrowing amounts outstanding and rates applicable to ALLTEL's commercial paper program. The reduced average outstanding commercial paper borrowings reflected the monetizing of certain non-strategic assets completed by ALLTEL during 2001 including the sale of 20 PCS licenses and the leasing of 1,773 wireless cell site towers and increased cash flows from operations, as further discussed below.

Income Taxes

Income tax expense decreased $7.4 million, or 5 percent, and $149.1 million, or 27 percent, for the three and nine month periods ended September 30, 2002, respectively. The decreases in income tax expense in each period primarily reflected the tax-related effects of the special charges and unusual items previously discussed. Excluding the effects on tax expense of the special charges and unusual items in each period, income tax expense would have increased $2.1 million, or 1 percent, and $12.6 million, or 3 percent, in the three and nine month periods ended September 30, 2002, respectively, consistent with the overall growth in the Company's earnings from continuing operations excluding special charges and unusual items and the effects of no longer amortizing goodwill in accordance with SFAS No. 142.

Average Common Shares Outstanding

The average number of common shares outstanding increased slightly in the three month period of 2002 and decreased slightly in the nine month period of 2002, as compared to the same periods of 2001. The decrease in the nine month period primarily reflected the Company's repurchase of 3.3 million of its common shares during the second quarter of 2001, as further discussed below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	September 30,
(Millions, except per share amounts)	2002	2001

Cash flows from (used in):
Operating activities	$ 1,870.5	$ 1,513.0
Investing activities	(4,307.2)	(54.8)
Financing activities	2,447.6	(1,476.9)
Effect of exchange rate changes	2.6	(4.6)
Change in cash and short-term investments	$ 13.5	$ (23.3)

Total capital structure	$ 12,733.7	$ 9,240.9
Percent of equity to total capital	45.9%	58.8%
Book value per share	$18.79	$17.51

Operating Activities

Cash provided from operations continued to be ALLTEL's primary source of liquidity. The increase in the nine month period ended September 30, 2002 reflected growth in earnings of the Company before depreciation and amortization, interest expense, income taxes and special charges and unusual items. The increase in cash provided from operations resulting from earnings growth in the nine month periods of 2002 also reflected changes in working capital requirements, including timing differences in receipt and payment of trade receivables, payables and taxes.

Investing Activities

Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures for the nine months ended September 30, 2002 were $886.0 million compared to $829.8 million for the same period in 2001. The increase in 2002 primarily reflected additional spending by ALLTEL to deploy CDMA technology in the properties acquired from CenturyTel, as previously discussed. Capital expenditures were also incurred to construct additional network facilities, to deploy digital wireless technology and to upgrade ALLTEL's telecommunications network in order to offer other communications services, including long-distance, Internet and local competitive access services. The Company funded most of its capital expenditures through internally generated funds. The Company expects capital expenditures to be approximately $1.3 billion for 2002, which will be funded primarily from internally generated funds.

Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the nine months ended September 30, 2002 were $98.5 million compared to $83.0 million for the same period in 2001. The increase in 2002 reflected additional spending on certain of the Company's proprietary financial services software products and costs incurred for the development and enhancement of internal use software to support the Company's retail operations.

Cash outlays for the purchase of property were $3,347.4 million for the nine months ended September 30, 2002 and primarily consisted of $1,733.7 million for the purchase of wireline properties in Kentucky from Verizon ($1,927.2 million total purchase price less $193.5 million deposit including accrued interest paid in October 2001) and $1,568.3 million for the purchase of wireless assets from CenturyTel. In addition, during 2002, ALLTEL also purchased a wireline property in Georgia for $18.0 million, acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas for $17.0 million and purchased two privately held companies serving the financial services industry for $10.4 million in cash.

Cash flows from investing activities for the nine months ended September 30, 2002 and 2001 included $7.5 million and $421.8 million, respectively, of advance lease payments received from American Tower for the leasing of cell site towers. In December 2000, ALLTEL signed an agreement to lease American Tower certain of the Company's cell site towers in exchange for cash paid in advance. In turn, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement. During February 2002, the Company closed on the remaining towers under this agreement. Upon completion of this transaction, ALLTEL had leased 1,773 cell site towers to American Tower.

Cash flows from investing activities for the nine months ended September 30, 2001 included proceeds from the sale of assets of $411.4 million. This amount primarily consisted of $410.1 million received by ALLTEL from the sale of 20 PCS licenses in February 2001, as previously discussed. The proceeds received from the leasing of cell site towers and sale of PCS licenses were used primarily to reduce borrowings under the Company's commercial paper program. Investing activities for the nine month periods ended September 30, 2002 and 2001 also included proceeds from the return on investments of $31.5 million and $45.4 million, respectively. These amounts primarily consisted of cash distributions received from ALLTEL's wireless minority investments. The decrease in 2002 reflected the transfer to BellSouth of certain minority investments completed during the first quarter of 2001, as previously discussed, and the acquisition of a controlling interest in a Texas wireless partnership completed during the fourth quarter of 2001.

Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $317.2 million for the nine months ended September 30, 2002 compared to $309.2 million for the same period in 2001. The increase in dividend payments in 2002 periods primarily reflected growth in the annual dividend rate on ALLTEL's common stock. On October 24, 2002, the Company's Board of Directors increased the quarterly common stock dividend rate from $.34 to $.35 per share. This action raised the annual dividend rate to $1.40 per share and marked the 42nd consecutive year in which ALLTEL has increased its common stock dividend.

During the third quarter of 2002, the Company increased the maximum borrowing capacity of its commercial paper program from $1.25 billion to $1.5 billion. ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the revolving credit agreements. ALLTEL has a $1.0 billion line of credit under a revolving credit agreement of which $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005. On July 31, 2002, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that will expire on July 30, 2003, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2004. No borrowings were outstanding under the revolving credit agreements at September 30, 2002, December 31, 2001 or September 30, 2001. Under the commercial paper program, commercial paper borrowings are deducted from the revolving credit agreements in determining the amount available for borrowing under those agreements. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion. As previously discussed, in August 2002, the Company incurred commercial paper borrowings in the amount of $414.0 million to fund a portion of the purchase price of the Verizon and CenturyTel acquisitions. Commercial paper borrowings outstanding at September 30, 2002 were $250.6 million, compared to $230.1 million, $83.0 million and $835.5 million that were outstanding at December 31, 2001, September 30, 2001, and December 31, 2000, respectively.

Retirements of long-term debt were $35.4 million and $905.1 million for the nine months ended September 30, 2002 and 2001, respectively. The net reduction from December 31, 2000 in commercial paper borrowings of $752.5 million represented the majority of the long-term debt retired in the nine month period of 2001. Retirements of long-term debt for the nine month period of 2001 also included the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed. Scheduled long-term debt retirements, net of commercial paper activity and the prepayment of long-term debt, amounted to $35.4 million for the nine month period of 2002 compared to $79.1 million for the same period of 2001.

Distributions to minority investors were $41.8 million for the nine months ended September 30, 2002 compared to $90.6 million for the same period in 2001. The decrease in the 2002 period primarily reflected the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs related to the dissolution of a partnership with BellSouth previously discussed. Distributions for the nine month period of 2001 also included additional payments of $38.5 million representing the minority investors' share of the proceeds received from the leasing of cell site towers discussed above.

On April 9, 2002, ALLTEL deregistered its May 2001 $1.0 billion shelf registration statement, under which no debt securities had been issued. On March 28, 2002, the Company filed a new shelf registration statement providing for the issuance of up to $5.0 billion in the aggregate initial offering price of unsecured debt and equity securities. As previously discussed, during May 2002, the Company sold 27.7 million equity units under this shelf registration statement and received net proceeds of $1.34 billion. In June 2002, the Company issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032. Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses. (See Note 9 to the unaudited interim consolidated financial statements for additional information regarding these securities offerings). The net proceeds from the issuance of the equity units and debt securities of $2.81 billion and the net increase from December 31, 2001 in commercial paper borrowings of $20.5 million represented all of the long-term debt issued during the nine months ended September 30, 2002.

In July 2000, ALLTEL's Board of Directors adopted a stock repurchase plan that allowed the Company to repurchase up to 7.5 million shares of its outstanding common stock. During the nine months ended September 30, 2001, ALLTEL repurchased on the open market 1.4 million of its common shares at a total cost of $78.1 million. In November 2000, the Company entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program. Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the "forward price"). The forward price was equal to the financial institution's cost to acquire the shares plus a premium based on the net carrying cost of the shares to the financial institution and accrued over the period that the contract was outstanding. During the second quarter of 2001, the Company settled these contracts by acquiring 1.9 million of its common shares at a cost of $114.2 million. Through September 30, 2002, ALLTEL had repurchased 6.3 million of the 7.5 million shares the Company was authorized to repurchase under the stock repurchase plan.

Liquidity and Capital Resources

The Company believes it has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends. Additional sources of funding available to the Company include (1) additional borrowings available to the Company under its commercial paper program and revolving credit agreements and (2) additional debt or equity securities under the Company's $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at September 30, 2002.

ALLTEL's commercial paper and long-term credit ratings with Moody's Investors Service ("Moody's"), Standard& Poor's Corporation ("Standard & Poor's") and Fitch Ratings ("Fitch") were unchanged from December 31, 2001 and were as follows:

Description	Moody's	Standard & Poor's	Fitch

Commercial paper credit rating	Prime-1	A-1	F1
Long-term debt credit rating	A2	A	A
Outlook	Stable	Negative	Stable

Factors that could affect ALLTEL's short and long-term credit ratings would include, but not be limited to, a material decline in the Company's operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements. If ALLTEL's credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on new borrowings, and the Company's access to the public capital markets could be adversely affected. A downgrade in ALLTEL's current short or long-term credit ratings would not accelerate scheduled principal payments of ALLTEL's existing long-term debt.

During the third quarter of 2002, the Company amended its $1.0 billion revolving credit agreement to conform certain provisions to that of the 364-day revolving credit agreement. The revolving credit agreements contain various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of September 30, 2002, the Company's total debt to capitalization ratio was 53.7 percent.

Under the Company's long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing agreements that would trigger acceleration of future lease payments.

At September 30, 2002, current maturities of long-term debt were $495.0 million and included a $450.0 million, 7.125 percent senior unsecured note due March 1, 2003. The Company expects to fund the payment of this note at maturity through cash on hand or refinancing all or a portion of the obligation through the issuance of additional commercial paper borrowings or other unsecured long-term debt.

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

ALLTEL sponsors a defined benefit pension plan that covers substantially all employees except for employees of the Company's information services and directory publishing subsidiaries. Assets of the plan consist principally of investments in equity securities and in government and other fixed income securities. As of January 1, 2002, the fair market value of plan assets exceeded the projected benefit obligation (calculated using a discount rate of 7.25%) by approximately $40.0 million. If the unfavorable investment returns realized during the first nine months of 2002 continue through the balance of the year, the plan's projected benefit obligation will exceed the fair market value of plan assets at December 31, 2002. Although the plan's investment returns for 2002 will have no effect on ALLTEL's pension expense or funding requirements for the year ended December 31, 2002, ALLTEL's pension expense for 2003 could be significantly higher compared with 2002 expense levels. At this time, ALLTEL does not expect that any contributions to the plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") will be required in 2003.

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This standard nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, the FASB concluded that an entity's commitment to an exit plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

Other Information

On May 7, 2002, the Audit Committee of the Board of Directors of ALLTEL authorized (1) the engagement of PricewaterhouseCoopers LLP ("PWC") as the independent auditors for ALLTEL for the calendar year 2002 and (2) the dismissal of Arthur Andersen LLP as ALLTEL's independent auditors.

During 2002, ALLTEL has paid PWC approximately $200,000 related to a 2001 engagement for expatriate tax and administration services. Billings related to these services are expected to continue through the first quarter of 2003. The Audit Committee requires that no non-audit services, other than tax-related services, may be requested of ALLTEL's independent auditors unless approved in advance by the Audit Committee. PWC has advised the Audit Committee that performing the foregoing expatriate tax and administrative services would not jeopardize the independence of PWC or violate the requirements of the Sarbanes-Oxley Act of 2002.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks at September 30, 2002 are similar to the market risks discussed in ALLTEL's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in fair value of a financial instrument due to a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Equity Price Risk

Changes in equity prices primarily impact the fair value of ALLTEL's investments in marketable equity securities and the fair value of the purchase contract underlying the equity units issued by ALLTEL on May 6, 2002, as further discussed in Note 9 to the unaudited interim consolidated financial statements. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment if no quoted market price was available. At September 30, 2002, investments of the Company were recorded at fair value of $328.0 million compared to $251.6 million at December 31, 2001. The increase in fair value primarily reflected the acquisition of minority investments in unconsolidated wireless properties from CenturyTel of $73.8 million completed during the third quarter, as previously discussed. Marketable equity securities amounted to $12.5 million and $19.1 million at September 30, 2002 and December 31, 2001, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $1.2 million decrease in the fair value of these securities at September 30, 2002.

The purchase contract underlying the equity units issued by ALLTEL obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005 a variable number of newly issued common shares of ALLTEL. The number of ALLTEL shares to be issued will be determined at the time the purchase contracts are settled based upon the then current price of ALLTEL's common stock, and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit, or between 22.9 million and 28.0 million shares in aggregate. The fair value of the purchase contract is sensitive to changes in the price of ALLTEL's common stock. Fair value of the purchase contract was determined using the Black-Scholes option valuation model. At September 30, 2002, the fair value of the purchase contract was approximately $251.6 million. A hypothetical increase of 10 percent in the price of our common stock would result in a $98.5 million decrease in the fair value of the purchase contract at September 30, 2002.

Interest Rate Risk

Changes in interest rates impact the fair value of ALLTEL's long-term debt obligations and its interest rate swap agreements. Substantially all of the Company's long-term debt obligations are fixed rate obligations. Fair value of long-term debt obligations was determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. As previously discussed, during the second quarter of 2002, the Company issued $1.5 billion of unsecured long-term debt and sold 27.7 million equity units, which included $1.385 billion of senior notes. At September 30, 2002, the fair value of the Company's long-term debt was estimated to be $7,333.7 million compared to a carrying value of $6,886.4 million. A hypothetical increase of 70 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $276.3 million decrease in the fair value of the Company's long-term debt at September 30, 2002.

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

As of September 30, 2002, the Company has entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable. The maturities of the interest rate swaps range from March 1, 2006 to November 1, 2013. The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by ALLTEL was 1.8 percent at September 30, 2002. The fair market value of the interest rate swaps was $102.8 million as of September 30, 2002. A hypothetical increase of 70 basis points (10 percent of the Company's overall weighted average borrowing rate) would result in an approximate $44.7 million decrease in the fair value of the Company's interest rate swaps as of September 30, 2002. Conversely, a hypothetical decrease of 70 basis points would result in an approximate $62.4 million increase in the fair value of the Company's interest rate swaps as of September 30, 2002.

Foreign Exchange Risk

The Company's business operations in foreign countries are not material to the Company's consolidated operations, financial condition and liquidity. Foreign currency translation gains and losses were not material to the Company's consolidated results of operations for the three and nine months ended September 30, 2002 and 2001. Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

  The term "disclosure controls and procedures" (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)    Changes in internal controls.

  We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to our evaluation.

ALLTEL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      See the exhibits specified on the Index of Exhibits located at Page 46.

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

Current Report on Form 8-K dated August 12, 2002, reporting under Item 9, Regulation FD Disclosure, that both the Chief Executive Officer, Scott T. Ford, and Chief Financial Officer, Jeffery R. Gardner, of ALLTEL Corporation submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

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
(Registrant)

                      /s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)
November 13, 2002

CERTIFICATIONS

I, Scott T. Ford, Chief Executive Officer and President of ALLTEL Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ALLTEL Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Scott T. Ford

Scott T. Ford

Chief Executive Officer and President

I, Jeffery R. Gardner, Senior Vice President - Chief Financial Officer of ALLTEL Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ALLTEL Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jeffery R. Gardner

Jeffery R. Gardner

Senior Vice President - Chief Financial Officer

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits
(10)(a)(2)

Amendment No. 1 to Amended and Restated Credit Agreement dated as of June 28, 2001, between ALLTEL Corporation and Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A., KeyBank National Association, and Banc of America Securities LLC

(10)(k)(1)	Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement)

99(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.