Form 10-K
period 2002-12-31
ALLTEL CORP
filed 2003-03-19
CIK 65873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4996

ALLTEL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	34-0868285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Allied Drive, Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (501) 905-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York and Pacific
$2.06 No Par Cumulative Convertible Preferred Stock	New York and Pacific

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

YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES    ☒        NO    ☐

Aggregate market value of voting stock held by non-affiliates as of

June 28, 2002          $14,617,705,423

Common shares outstanding, February 24, 2003         311,085,338

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2003 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 34 to 38.

ALLTEL Corporation

Form 10-K, Part I

Item 1.    Business

THE COMPANY

GENERAL

ALLTEL Corporation (“ALLTEL” or the “Company”) is a leading provider of communications and information services.  The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services, wide-area paging service, information processing management services and advanced application software.  Telecommunications products are warehoused and sold by the Company’s distribution subsidiary.  A subsidiary also publishes telephone directories for affiliates and other independent telephone companies.  The Company is incorporated in the state of Delaware.

The Company’s web site address is www.alltel.com.  ALLTEL files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on  Form 8-K, as well as various other information.  ALLTEL makes available free of charge through its web site its annual reports, quarterly reports and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC.

FORWARD-LOOKING STATEMENTS

This Form 10-K may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; material changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the Company’s wireless roaming agreements; the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL’s strategic investments; the effects of work stoppages; the effects of litigation; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service and unbundled network elements and resale rates; and the final outcome of pending litigation challenging the Federal Communications Commission’s wireless number portability rules.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ACQUISITIONS

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications Inc. (“Verizon”) for $1.93 billion in cash.  The acquired wireline properties overlapped ALLTEL’s existing wireless service in northeastern Kentucky.

On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  In this transaction, ALLTEL added properties representing approximately 8.3 million potential customers (“POPs”), acquired approximately 762,000 customers and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs and Personal Communications Services (“PCS”) licenses covering 1.3 million POPs in Wisconsin and Iowa.

On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas in Louisiana from SBC Communications, Inc. (“SBC”).  In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers.  The Company disposed of the paging operations in 2001.

On January 31, 2000, ALLTEL, Bell Atlantic Corporation (“Bell Atlantic”) and GTE Corporation (“GTE”) signed agreements to exchange wireless properties in 13 states.  On April 3, 2000, ALLTEL completed the initial exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa.  In addition to the exchange of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction.  On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, in which ALLTEL acquired operations in Alabama, Florida, Ohio, and South Carolina, and divested operations in Illinois, Indiana, New York and Pennsylvania.  ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million POPs.  In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.  Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers.

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

In September 1999, ALLTEL completed its mergers with Liberty Cellular, Inc. (“Liberty”) and its affiliate, KINI L.C.  Liberty, which prior to the merger, provided wireless, long-distance and Internet services under the name “Kansas Cellular” to approximately 200,000 communications customers in Kansas.

In July 1999, ALLTEL completed its merger with Aliant Communications Inc. (“Aliant”), a communications company that provided wireless, wireline, paging, long-distance and Internet services in Nebraska to more than 600,000 communications customers.

In January 1999, the Company completed its merger with Standard Group, Inc. (“Standard”), a communications company that served more than 71,000 customer lines in northeast Georgia.  The customer lines acquired in this transaction were in areas adjacent to the Company’s other wireline market areas in Georgia and increased ALLTEL’s total wireline customers in the state to more than 550,000.  The transaction also included Standard’s cable television operations, which served approximately 30,000 customers.  Including this acquisition, the Company currently provides cable television service to approximately 37,000 customers in Georgia and Missouri.  These cable television properties are not significant to the ongoing operations of ALLTEL.

During 1999, the Company acquired a 100 percent ownership interest in a wireless services business serving the Dothan, Alabama Metropolitan Statistical Area (“MSA”), representing approximately 135,000 cellular POPs.  The Company also purchased 100 percent ownership interests in a wireless services business serving a Colorado Rural Service Area (“RSA”) representing approximately 75,000 cellular POPs, and a wireless services business serving an Illinois RSA representing more than 200,000 cellular POPs.  In addition, the Company increased its ownership interest to 100 percent in the Richmond, Virginia market, representing approximately 835,000 cellular POPs, through the exchange of its minority interest investment in a partnership serving the Orlando, Florida market.

To expand its information services business, ALLTEL completed the acquisitions of ACE Software Sciences (“ACE”), Advanced Information Resources, Limited (“AIR”), Corporate Solutions International (“CSI”), and Southern Data Systems (“Southern Data”) during 1999.  ACE produced mortgage servicing software that enhanced ALLTEL’s existing mortgage servicing software products.  AIR, a privately held company, provided wholesale commercial lending software to large global financial institutions.  CSI, a privately held company headquartered in Atlanta, Georgia, developed a consumer loan origination system, which when combined with the Company’s other loan processing software products, allowed ALLTEL to provide a state-of-the-art loan origination solution to current and prospective clients in the financial services industry.  Southern Data, a privately held company also headquartered in Atlanta, provided a full array of application software and services to the community banking market.

In 1998, the Company completed its merger with 360° Communications Company (“360°”), a wireless communications company, that served more than 2.6 million customers in 15 states.  With this merger, ALLTEL significantly expanded its wireless presence and enhanced its ability to deliver bundled communications services across its geographically focused markets.

During 1998, the Company acquired a 100 percent ownership interest in two Georgia RSAs, representing approximately 181,000 cellular POPs.  In addition, the Company increased its ownership interest in wireless properties in North Carolina and Texas.

DISPOSITIONS

On January 28, 2003, ALLTEL signed a definitive agreement to sell the financial services division of its information services subsidiary, ALLTEL Information Services, to Fidelity National Financial Inc. (“Fidelity National”), for $1.05 billion, payable as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National will acquire ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company will transition to Fidelity National as part of the transaction, which is expected to close during the first quarter of 2003.  The Company will report the financial services division as “discontinued operations” beginning with the issuance of its consolidated financial statements as of and for the interim periods ended March 31, 2003 and 2002.  The telecom division of ALLTEL Information Services will be retained by the Company and will not be part of the transaction.

During 2002, the Company sold its majority ownership interest in a Pennsylvania cellular partnership to Verizon for a total cash purchase price of $24.1 million.

During 2001, the Company sold 20 PCS licenses in six states to Verizon Wireless for a total cash purchase price of $410.0 million.

During 2000, the Company sold its PCS operations in Birmingham and Mobile, Alabama and PCS licenses in nine other markets for approximately $112.0 million in cash.

During 1998, the Company sold its 27.9 percent ownership interest in a cellular partnership serving the Omaha, Nebraska market for approximately $17.6 million in cash.

MANAGEMENT

The Company’s staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions, corporate planning, tax planning, cash management, insurance, sales and marketing support, government affairs, legal matters, engineering services, and technical research.  They also coordinate the financing program for all of the Company’s operations.

EMPLOYEES

At December 31, 2002, the Company had 25,348 employees.  Within the Company’s work force, approximately 1,716 employees are part of collective bargaining units.  During 2002, ALLTEL had no material work stoppages due to labor disputes with its unionized employees.

OPERATING SEGMENTS

ALLTEL is organized based on the products and services that it offers.  Under this organizational structure, the Company operates in two principal areas: communications and information services.  As previously discussed, the Company has entered into a definitive agreement to sell the financial services division of its information services subsidiary to Fidelity National.  The telecommunications division of the subsidiary will be retained by ALLTEL and will be integrated into the Company’s communications support services business segment.  The transaction is expected to close by the end of the first quarter of 2003.  The Company’s communications operations consist of its wireless, wireline and communications support services segments.  ALLTEL’s wireless segment consists of the Company’s cellular, PCS and paging operations.  The wireline segment consists of ALLTEL’s incumbent local exchange carrier (“ILEC”), competitive local exchange carrier (“CLEC”) and Internet access operations.  Communications support services consist of the Company’s long-distance and network management services, communications products and directory publishing operations.  For financial information about ALLTEL’s operating segments, refer to pages F-63 to F-65 of the Financial Supplement, which is incorporated by reference herein.

COMMUNICATIONS SERVICES

Over the past five years, the Company has focused its communications business strategy on growing its customer base through strategic acquisitions and enhancing the value of its customer relationships by offering additional products and services and providing superior customer service.  Since 1998, the Company has significantly expanded its communications customer base.  The merger with 360° completed in 1998, along with the mergers with Aliant and Liberty completed in 1999, the property swaps completed with Bell Atlantic and GTE in 2000, and the acquisition of substantially all of CenturyTel’s wireless assets in 2002 have significantly expanded ALLTEL’s wireless business and enhanced the Company’s ability to provide multiple communications services to its customers.  The acquisition of Verizon’s wireline properties in Kentucky, completed in the third quarter of 2002, increased ALLTEL’s total number of wireline customers to more than 3 million.  Including customers of its wireless, wireline and  long-distance services, the Company serves more than 12 million communications customers in 26 states.  ALLTEL operates its communications businesses as a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services.  In addition to its wireless, wireline and long-distance service offerings, the Company also provides Internet, high-speed data transport services (“DSL”), paging and cable television services in select markets.

WIRELESS OPERATIONS

As of December 31, 2002, the Company provided wireless communications service to approximately 7.6 million customers in 26 states.  ALLTEL owns a majority interest in wireless operations in 88 MSAs, representing approximately 38.7 million wireless POPs and a majority interest in 154 RSAs, representing approximately 20.3 million wireless POPs.  In addition, ALLTEL owns a minority interest in 55 other wireless markets, including the Chicago, Illinois and Houston, Texas MSAs.  As of December 31, 2002, ALLTEL’s penetration rate (number of customers as a percentage of the total population in the Company’s service areas) was 12.9 percent.

ALLTEL has offered PCS service in Jacksonville, Florida, since March 1998.  As previously discussed, in connection with the acquisition of the wireless assets from CenturyTel in 2002, ALLTEL acquired PCS licenses covering 1.3 million POPs in Wisconsin and Iowa.  In 2000, the Company sold its PCS operations in Birmingham and Mobile, Alabama and PCS licenses in nine other markets, and in 2001, ALLTEL sold 20 additional PCS licenses.  Giving effect to these transactions, the Company has 49 PCS licenses representing approximately 18.4 million POPs.  ALLTEL provides paging services in select markets to customers on both a facilities-based and resale basis.  The Company operates  wide-area, computer-driven paging networks in Arkansas, Florida and Ohio.  As of December 31, 2002, ALLTEL provided paging service to approximately 141,000 customers.

During 2002, ALLTEL continued to upgrade it wireless network infrastructure and invest in state-of-the-art code division multiple access (“CDMA”) technology, including 1XRTT.  Nearly 90 percent of the Company’s wireless markets operate on digital-based systems.  In addition, the Company supplements its wireless service coverage area through roaming agreements with other wireless service providers that allow ALLTEL’s customers to obtain wireless services in those U.S. regions in which ALLTEL does not maintain a network presence.  Through these roaming agreements, the Company is able to offer its customers wireless services covering approximately 95 percent of the U.S. population.  ALLTEL continues to increase its network capacity and coverage area through new network construction, strategic acquisitions and affiliations with other wireless service providers.

PRODUCT OFFERINGS AND PRICING

Wireless revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for custom calling and other enhanced service features.  Wireless revenues comprised 51 percent of ALLTEL’s total operating revenues from business segments in 2002, compared to 50 percent in 2001 and 48 percent in 2000.  Prices of wireless services are not regulated by the Federal Communications Commission (“FCC”) or by state regulatory commissions; however, as more fully discussed under the caption “Regulation” on page 8, states are permitted to regulate the terms and conditions of wireless services unrelated to either rates or market entry.

ALLTEL seeks to stimulate additional usage, increase penetration and improve customer retention rates through product offerings and pricing strategies.  The Company designs local, regional and national service plans to meet customer needs and to address prevailing market and competitive conditions.  The Company’s rate plans are designed to address the needs of customers from all market segments.  These plans typically consist of a fixed monthly rate for network access, a package of airtime minutes included in the monthly rate and a per minute rate for airtime used in excess of the minutes included in the package.  Customers who frequently use wireless service generally prefer rate plans with a fixed monthly rate, a large package of included minutes and a lower than average per minute airtime rate.  Conversely, customers who use wireless service less frequently generally prefer a lower monthly fixed rate and a higher per minute airtime rate.  ALLTEL provides custom calling features to enhance its product offering.  These features include call waiting, call forwarding, caller identification, three-way calling, no-answer transfer and voicemail.

The Company also offers unlimited local calling plans, advance pay and prepaid calling plans to increase market penetration.  Customers who subscribe to one of ALLTEL’s local calling plans receive unlimited local airtime for a fixed monthly rate.  The advance-pay and prepaid plans allow customers to receive service in a cost-effective manner without entering into a service contract.  As of December 31, 2002, advance pay and prepaid customers represent approximately 8 percent of ALLTEL’s wireless customer base.

The wireless industry has shifted to the use of one-rate pricing plans, which include roaming and long-distance at no extra charge for a specified number of minutes.  In order to offer one-rate plans on a profitable basis, the Company has endeavored to negotiate more favorable terms and conditions under its roaming agreements with other domestic wireless companies.  As previously discussed, these roaming agreements provide ALLTEL’s customers with the capability to use their wireless telephones while traveling outside the Company’s service areas.  In conjunction with the wireless assets exchange transaction completed in 2000, ALLTEL and Verizon (formerly Bell Atlantic and GTE) also signed reciprocal roaming agreements.  These agreements, which expire in January 2010, allow customers of each of the companies to roam on each other’s networks across a footprint that covers approximately 95 percent of the U.S. population.  As a result of these roaming agreements, ALLTEL can offer its Total and National Freedom rate plans to customers profitably.  These rate plans provide national wireless coverage with no long-distance or roaming charges.  While these national rate plans provide the Company the ability to compete effectively for the high volume, roaming customer, retail roaming revenues will continue to decline to the extent customers migrate to these national rate plans.

Primarily as a result of decreased wholesale roaming rates, average revenue per customer per month decreased to $46.97 in 2002, compared to $47.09 in 2001 and $49.40 in 2000.  The decreases in average revenue per customer per month were attributable to decreased wholesale roaming rates partially offset in each year by the expansion of higher-yield local, regional and national calling plans.

In conjunction with the continued development and deployment of ALLTEL’s digital networks, the development and expansion of wireless data applications will be critical to the continued growth in usage of the Company’s network facilities.  With compatible wireless handsets, the Company has begun to offer its customers access to wireless data services provided by third parties, which include access to news, weather, sports, travel information and entertainment sources.  In addition, customers can send and receive text messages to each other and download ring tones and graphics to their mobile phones.  Revenues earned from these data service offerings are not yet significant to the Company’s wireless operations.

Maintaining low postpaid customer churn rates (average monthly rate of customer disconnects) is a primary goal of the Company, particularly as customer growth rates slow due to increased competition and higher penetration levels occur in the marketplace.  ALLTEL experienced an average monthly postpaid customer churn rate in its wireless service areas of 2.23 percent, 2.34 percent and 2.33 percent for the years ended December 31, 2002, 2001 and 2000, respectively.  To improve customer retention, ALLTEL offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to digital handsets due to technology advancements.  In addition, ALLTEL continues to upgrade its telecommunications network in order to provide enhanced service offerings to customers.  These efforts helped to reduce postpaid customer churn in 2002, despite heightened competition and declining economic conditions that adversely affected the wireless industry.

DISTRIBUTION AND MARKETING

ALLTEL utilizes four methods of distributing its wireless products and services in each of its markets:  Company retail stores, Company retail kiosks, dealers and direct sales representatives.  Using multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of ALLTEL’s products and services and to reduce its reliance on any single distribution channel.  Dealer and direct sales channels remain important components of the Company’s overall distribution strategy, with the primary objective for all channels being to produce the best combination of lower customer acquisition costs and higher customer retention rates.

ALLTEL currently conducts its retail operations in more than 1,100 locations strategically located in neighborhood retail centers and shopping malls to capitalize on favorable demographics and retail traffic patterns.  The Company’s retail focus is to attract new customers through competitive service offerings and an efficient sales process.  For ALLTEL, the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

ALLTEL also contracts with large national retail stores to sell wireless products and services directly through its own kiosks.  The Company utilizes retail sales representatives at kiosks in large retailers to take advantage of high traffic generated by the retailers, to reduce the cost of the sale, and to ensure customers receive proper training in the use of wireless equipment and services.  Existing customers can purchase wireless telephone accessories, pay bills or inquire about ALLTEL’s services and features while in retail stores or at kiosks.  Through dedicated customer service at its retail stores and kiosks, the Company’s goal is to build customer loyalty and increase the retention rate of new and existing customers.

The Company enters into dealer agreements with electronics retailers and discounters in its markets.  These local dealers may offer other wireless services like paging.  In exchange for a commission payment, these dealers solicit customers for the Company’s wireless service.  The commission payment is subject to charge-back provisions if the customer fails to maintain service for a specified period of time.  This arrangement increases store traffic and sales volume for the dealers and provides a valuable source of new customers for the Company.  ALLTEL actively supports its dealers with regular training and promotional support.

ALLTEL’s direct sales force focuses its efforts on business customers with high wireless telephone usage and multiple lines of service.  This channel produces the lowest churn compared with any other distribution channel.

COMPETITION

Currently, up to 10 wireless carriers (2 cellular, 6 PCS and 2 Enhanced Specialized Mobile Radio) may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers.  PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology.  The entry of multiple competitors, including PCS providers, within the Company’s wireless markets has made it increasingly difficult to attract new customers and retain existing ones.  Competition for customers among wireless service providers is based primarily on the types of services and features offered, call quality, customer service, system coverage and price.  ALLTEL has responded to this growing competitive environment by capitalizing on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service and by developing innovative rate plans and offering new products and services.  ALLTEL’s ability to compete successfully in the future will depend upon the Company’s ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions and competitors’ pricing strategies.

In the current wireless market, ALLTEL’s ability to compete also depends on its ability to offer regional and national calling plans to its customers.  As previously noted, the Company depends on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by ALLTEL’s network.  These agreements are subject to renewal and termination if certain events occur, including if network quality standards are not maintained.  If the Company were unable to maintain or renew these agreements, ALLTEL’s ability to continue to provide competitive regional and nationwide wireless service to its customers could be impaired, which, in turn, would have an adverse effect on its wireless operations.

TECHNOLOGY

Second generation digital systems in the U. S. compress voice or data signals enabling a single radio channel to simultaneously carry multiple signal transmissions.  As of December 31, 2002, approximately 90 percent of ALLTEL’s wireless POPs were covered by digital network facilities.  CDMA digital technology provides expanded channel capacity and the ability to offer advanced services and functionality.  In addition, digital technology improves call quality and offers improved customer call privacy.  ALLTEL continues to transition its remaining analog markets to CDMA digital technology.  ALLTEL believes that its networks have sufficient capacity to handle new customer growth in the near term.  The Company intends to meet any capacity requirements through frequency planning, network optimization and the deployment of additional network infrastructure.  Third generation digital wireless technologies increase voice capacity, allow high-speed wireless packet data services and are capable of addressing more complex data applications.  The Company has begun to invest in third generation digital technologies in order to offer its customers access to high speed wireless data services.

REGULATION

The Company is subject to regulation by the FCC as a provider of wireless communications services.  The FCC has rules governing the construction and operation of wireless communications systems and licensing and technical standards for the provision of wireless communications service.  The FCC also regulates the terms under which certain ancillary services may be provided through wireless facilities.  The FCC has exercised its authority to refrain from rate regulation of wireless communications services, but retains its statutory authority to impose such regulation.  The 1993 Omnibus Budget Reconciliation Act largely preempted state rate and entry regulation of wireless carriers, although the states are permitted to regulate the other terms and conditions of wireless services unrelated to either rates or market entry.  States may petition the FCC for authority to regulate rates if the states demonstrate that (1) the market has failed to protect consumers from unreasonable, unjust or discriminatory rates; or

(2) market conditions exist such that Commercial Mobile Radio Services (“CMRS”) are a replacement for land line telephone exchange service for a “substantial” portion of the telephone land line exchange service within each state.  During 2003, the State of California is expected to file a petition with the FCC seeking to assert its authority to regulate the pricing of wireless services by challenging the “substantial replacement” provisions of the 1993 Omnibus Budget Reconciliation Act.  Depending upon the outcome of this proceeding, other states may also petition the FCC to begin regulating the prices of wireless services, which, if it were to occur, could have a material adverse effect on the Company’s wireless revenues.

The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the telephony services provided by local exchange telephone companies and interexchange carriers.  These opportunities include the ability to provide calling plans that integrate or bundle both local calling and long-distance service.  Wireless carriers are entitled to compensation from other telecommunications carriers for calls transmitted from their networks and terminated on the network of the wireless carrier.  Wireless carriers are characterized as “telecommunications carriers” under the 96 Act and not local exchange carriers.  Consequently, wireless carriers are not subject to the interconnection, resale, unbundling and other obligations applicable to local exchange carriers until such time as the FCC makes a finding that treatment of wireless carriers as local exchange carriers is warranted.  The 96 Act also eliminated any requirement that wireless carriers provide subscribers with equal access to their long distance carrier of choice, although the FCC is empowered under the 96 Act to impose an equal access requirement on wireless carriers through rule making should market conditions so warrant.

The Company holds FCC authorizations for Cellular Radiotelephone Service (“CRS”), PCS, and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the “FCC Licenses”).  FCC Licenses are originally issued for 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal application.  The Company has routinely sought and been granted renewal of its FCC Licenses without contest as such licenses become due for renewal and anticipates that future renewals of its FCC Licenses will be granted.  Significant changes in ownership or control of a FCC license continue to require prior approval by the FCC, and interested parties are afforded the opportunity to file comments or formal petitions contesting the transaction.  Minority, non-controlling interests in an FCC license generally may be transferred or assigned without prior FCC approval, subject to compliance with the law’s restriction on ownership interests held by foreign entities.

All of the Company’s PCS licenses are for 10 MHz broadband PCS systems.  PCS licenses are granted for 10-year terms and must meet certain network build-out requirements established by the FCC to maintain the license in good standing.  In order to meet the FCC’s build-out requirements, the Company must construct networks in each licensed market that provide coverage to at least 25 percent of the population in the market within five years after the initial grant of the license or, alternatively, make a showing of “substantial service” within that same five-year period.  ALLTEL met the FCC’s build out requirements for its PCS licenses by providing coverage to 25 percent or more of the population in each licensed market by the end of the five year build out period, April 28, 2002.

Cellular systems operate on one of two 25 MHz frequency blocks that the FCC allocates and licenses for CMRS service.  Pursuant to a recent FCC decision, the limitation on the amount of licensed spectrum that a licensee may hold and the limitation on holding both cellular licenses in MSA markets were eliminated effective in January 2003.  Prior FCC rules prohibited an entity from holding a combined attributable interest in broadband PCS, cellular and specialized mobile radio licenses totaling more than 55 MHz of spectrum in a geographic area and prohibited an entity from having an attributable interest in both of the two cellular licenses in a particular market.  FCC rules, however, continue to prohibit any single entity from either owning or having a substantial interest in both cellular licenses in the same RSA market.

Under rules established by the FCC, effective November 24, 2002, all CMRS providers, which include cellular and PCS carriers, were required to participate in a nationwide number conservation program known as “thousand block number pooling” in accordance with roll out schedules established by the FCC, and to the extent applicable, state-sponsored number pooling trials.  CMRS providers must modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.  Number pooling is an FCC mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.

FCC rules also require that CMRS providers implement wireless local number portability, an intercarrier network function that permits customers to retain their existing telephone number when moving from one telecommunications carrier to another.  On July 26, 2002, compliance with the FCC requirements for wireless local number portability was extended by one year to November 24, 2003.  Rules governing the number of MSAs in which wireless local number portability must be deployed, as well as the process for triggering a carrier’s obligation to provide wireless local number portability in markets both within the top MSAs and below, remain subject to reconsideration by the FCC.  Recently, the FCC denied a request of Verizon Wireless seeking forbearance of the CMRS provider’s obligation to provide local number portability.  The FCC decision has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit.  Oral arguments related to this appeal are scheduled for April 15, 2003.  ALLTEL has formally intervened in the court case on the side of the petitioners seeking to overturn the FCC’s decision.  ALLTEL expects to comply with the FCC’s wireless number portability mandate to the extent it becomes legally obligated to do so.  Accordingly, at this time, the Company cannot fully quantify the effects on its communications operations of implementing wireless local number portability; however, ALLTEL believes these requirements, if implemented, would result in a significant industry-wide increase in both operating costs and customer churn rates.  The effect of wireless local number portability on the Company’s wireless operations is expected to be similar to the effects on the wireless industry as a whole.

In addition, wireless service carriers must also provide enhanced 911 emergency service (“E-911”) in a two-phased approach.  In phase one, carriers must, within six months of receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  A phase one enabled PSAP is generally one that is capable of receiving and utilizing the number and location data transmitted by the carrier.  ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs.  Although due to the status of the PSAP, as well as other technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.  In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine for originated calls the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls.  The second phase requirements were set to begin by October 1, 2001, but, due to technology unavailability, the Company requested a limited waiver of these requirements.  On July 26, 2002, the FCC released an order granting a temporary stay of the 911 emergency implementation rules as they apply to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or  handset-based technology to begin on March 1, 2003.  ALI capability will permit rapid response in situations where callers are disoriented, disabled, unable to speak or do not know their location by allowing for the immediate dispatch of emergency assistance to the caller’s location. Under the FCC order, the Company, which has opted to employ handset-based ALI technology, will be required to (1) begin selling and activating ALI-capable handsets no later than March 1, 2003; (2) ensure that at least 25 percent of all new handsets activated are ALI capable no later than May 31, 2003; (3) ensure that at least 50 percent of all new handsets activated are ALI capable no later than May 31, 2004; and (5) ensure that penetration of ALI capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI capable handsets in June 2002 and expects to comply with the remaining requirements.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when fully implemented, could result in a significant increase in its operating costs.

Under FCC and Federal Aviation Administration regulations, wireless carriers must comply with certain regulations regarding the siting, lighting and construction of transmitter towers and antennas.  In addition, federal environmental regulations require carriers to comply with land use and radio frequency standards and requires that wireless facilities and handsets comply with radio frequency radiation guidelines.  The siting and construction of wireless facilities may also be subject to state and local zoning, land use and other regulatory oversight.

On December 13, 2002, the FCC released its interim Universal Service Fund (“USF”) contribution report and order and further notice of proposed rulemaking.  The order raised the safe harbor on wireless carriers, under which wireless carriers may calculate the amount of their interstate revenues, from 15 percent to 28.5 percent.  Carriers must use a single “all-or-nothing” reporting methodology on a company-wide basis.  Under this ruling, the method for providing federal universal service fund contributions will change from the current interstate revenue-based arrangement to contributions based on projected revenues.  Effective April 1, 2003, carriers must limit the USF line item on the customer bill to the USF contribution obligation of the carrier.  These interim universal service changes are not expected to have a material adverse effect on the Company’s wireless operations.

WIRELINE OPERATIONS

The Company’s wireline operations consist of subsidiaries that are ILECs, and, as such, provide local telephone service to nearly 3.2 million customers primarily located in rural areas in 15 states.  The wireline subsidiaries also offer facilities for private line, data transmission and other communications services.  Wireline revenues, which consist of local service, network access and long-distance and miscellaneous revenues, comprised 27 percent of ALLTEL’s total operating revenues from business segments in 2002, compared to 26 percent in 2001 and 25 percent in 2000.

Local service operations provide lines from telephone exchange offices to customer premises for the origination and termination of telecommunications services including basic dial-tone service and dedicated private line facilities for the transport of data and video.  ALLTEL also offers various enhanced service features including call waiting, call forwarding, caller identification, three-way calling, no-answer transfer and voicemail.  Additional local service revenues are derived from charges for equipment rentals, equipment maintenance contracts, information and directory assistance and public payphone services.

Network access and interconnection services are provided by ALLTEL by connecting the equipment and facilities of its customers to the communications networks of long-distance carriers, CLECs, competitive switched and special access providers, and wireless service providers.  These companies pay access and network usage charges to the Company’s local exchange subsidiaries for the use of their local networks to originate and terminate their voice and data transmissions.  Network access revenues include amounts derived from DSL services.  Deployment of DSL service is an important strategic initiative for the Company.  Currently, DSL service is available to approximately one half of the Company’s wireline customers.  During 2002, the number of DSL customers nearly tripled to approximately 70,000 customers.  Miscellaneous revenues primarily consist of revenues derived from the Company’s Internet access services, charges for billing and collections services provided to long-distance companies, customer premise equipment sales and directory advertising services.

LOCAL SERVICE - REGULATION

Prior to 1996, ALLTEL’s wireline subsidiaries provided local telephone service under exclusive franchises granted by state regulatory commissions and subject to regulation by those regulatory commissions.  These regulatory commissions have had primary jurisdiction over various matters including local and intrastate toll rates, quality of service, the issuance of securities, depreciation rates, the disposition of public utility property, the issuance of debt, and the accounting systems used by those subsidiaries.  The FCC has historically had primary jurisdiction over the interstate toll and access rates of these companies and issues related to interstate telephone service.

The 96 Act substantially modified certain aspects of the states’ and the FCC’s jurisdictions in the regulation of local exchange telephone companies.  The 96 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service.  The 96 Act also requires ILECs to interconnect with the networks of other telecommunications carriers, unbundle services into network elements, offer their telecommunications services at wholesale rates to allow resale of those services, and allow other telecommunications carriers to locate their equipment on the premises of the incumbent local exchange carriers for the purpose of exchanging traffic.  The 96 Act requires all local exchange telephone companies to compensate one another for the transport and termination of calls on one anothers’ networks.

Except for certain of its subsidiaries in Nebraska, Ohio and the recently acquired property in Kentucky, the Company’s local exchange subsidiaries are rural telephone companies, as defined under the 96 Act, and are exempt from certain of the foregoing obligations, unless, in connection with a bona fide request, a state regulatory commission removes that exemption.  All of the Company’s local exchange subsidiaries may seek specific suspensions or modification of interconnection obligations under the 96 Act as a company that serves less than two percent of the nation’s access lines, where such interconnection obligations would otherwise cause undue economic burden or are technically infeasible.

In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act.  These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of ILECs and addressed interconnection, unbundled network elements and resale rates.  The FCC’s authority to adopt such pricing rules, including permitting new entrants to “pick and choose” among the terms and conditions of approved interconnection agreements, was considered first by the U.S. Eighth Circuit Court of Appeals and then by the U.S. Supreme Court.  In January 1999, the Supreme Court reinstated the FCC’s “pick and choose” rule and remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC’s pricing rules were consistent with the 96 Act.  Other issues were remanded to the FCC.

In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court and rejected, as contrary to the 96 Act, the use of hypothetical network costs, including total element long-run incremental costs methodology (“TELRIC”), which the FCC had used in developing certain of its pricing rules.  The Court also vacated the FCC’s pricing rules related to unbundled network elements (“UNEs”), termination and transport, but upheld its prior decision that ILECs’ universal service subsidies should not be included in the costs of providing network elements.  Finally, the Eighth Circuit Court also vacated the FCC’s rules requiring that: (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC.  The FCC sought review of the Eighth Circuit’s invalidation of TELRIC and was granted certiorari.  On May 13, 2002, the Supreme Court reversed certain of the Eighth Circuit’s findings and affirmed that the FCC’s rules concerning forward looking economic costs, including TELRIC, were proper under the 96 Act.  The Supreme Court also restored the FCC’s requirement that the ILEC’s combine UNEs for competitors when they are unable to do so themselves.

In November 1999, the FCC released an order making unbundling requirements applicable to all ILEC network elements uniformly.  In December 1999, the FCC released an order requiring the provision of unbundled local copper loops enabling CLECs to offer competitive Digital Subscriber Loop Internet access.  The FCC reconsidered both orders in its first Triennial Review of its policies on UNEs completed in early 2003, as further discussed below.

On February 20, 2003, and in response to the remand of the United States Court of Appeals for the District of Columbia circuit, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  UNE-Platform (“UNE-P”)  is created when a competing carrier obtains all the network elements needed to provide service from the ILEC.  The FCC’s order and the new rules have not been publicly released.  Consequently, the specifics of the new rules are not yet known.  Generally, the FCC maintained the obligations of ILECs to unbundle their circuit switched networks while deregulating the ILECs provisioning of broadband packet switched networks.  The FCC also established standards for determining when a requesting competing carrier’s provision of service had been impaired and provided for a substantial role for the state Public Utility Commissions (“PUCs”) in applying these standards to specific requests for ILEC interconnection and network elements.  The FCC also issued a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.  In addition, the FCC took the following actions:

•              Switching for business customers served by high-capacity loops would no longer be unbundled based on a presumptive finding of no impairment.  Under this framework, states will have 90 days to rebut the national finding.  PUCs must complete such proceedings within nine months.  Upon a state finding of no impairment, a three year period for carriers to transition off UNE-P would apply.

•                                          ILECs are not required to unbundle packet switching as a stand-alone network element and are only required to offer unbundled access to their signaling network when a carrier is purchasing unbundled switching.  The ILEC must also offer unbundled access to their call-related databases and to their operations support systems for qualifying services.

•                                          The order clarifies two key components of the FCC’s TELRIC pricing rules to ensure that UNE prices send appropriate economic signals to ILECs and CLECs.  First, the FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market.  Second, the FCC declined to mandate the use of any particular set of asset lives for depreciation, but clarified that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.

•                                          The FCC continued its prior position of not permitting CLECs to avoid any liability under contractual early termination clauses in the event they convert a special access circuit to an UNE.  The FCC will also not intervene in the contract modification process to establish a specific transition period for each of the rules established in this order.  Finally, the FCC will evaluate these rules consistent with the biennial review mechanism established in section 11 of the 96 Act.

At this time, ALLTEL is currently evaluating the impact of the FCC’s decision on its wireline operations.

In October 1999, the FCC adopted two orders, later appealed, involving universal service.  In the first order, the FCC completed development of the cost model that will be used to estimate non-rural ILECs’ forward-looking costs of providing telephone service.  In the second order, the FCC adopted a methodology that uses the costs generated by the cost model to calculate the appropriate level of support for non-rural carriers serving rural areas.  Under the new funding mechanism, high-cost support will be targeted to the highest cost wire center within the state and support will be portable, so that, when a non-rural ILEC loses a customer to a competitor, the competitor may receive the universal service high-cost support for service provided to that customer.

In July 2001, the U.S. Tenth Circuit Court of Appeals reversed and remanded aspects of the FCC’s order that dealt with a federal funding mechanism for non-rural ILECs to support universal service in high cost areas.  The FCC sought and received a Recommended Decision from the Federal State Joint Board on Universal Service (“FSJB”) regarding the issues remanded by the U.S. Tenth Circuit Court of Appeals.  The FSJB recommended continued use of statewide average costs and a national benchmark of 135 percent to determine non-rural high cost support, but recommended that the FCC modify the non-rural high cost support mechanism by adopting additional measures to induce states to ensure reasonable comparability of urban and rural rates.  On November 5, 2002, the FCC sought comment on the FSJB’s Recommended Decision.  The federal funding mechanism for non-rural ILECs will remain in effect pending a response from the FCC, which is expected by mid-year 2003.

With regard to rural ILECs, the FCC adopted an interim universal service mechanism on May 23, 2001 that will govern compensation for rural telephone companies for the ensuing five years.  Among other provisions, the FCC’s interim plan adopted a modified embedded cost mechanism while retaining an indexed cap on the fund.  The high-cost loop support fund will be permitted to grow, based on annual changes in the Gross Domestic Product - Chained Price Index and the total number of working loops of rural carriers.  This order also adopted three paths for the disaggregation and targeting of high-cost universal service support.

In September 2001, the U.S. Fifth Circuit Court of Appeals remanded the provision of the FCC order that established a $650.0 million USF.  The Court questioned whether the funding level was appropriate to provide explicit support for poor and rural customers.  The FCC sought comment on the issues remanded by the Fifth Circuit.  The current USF amount will remain in effect pending a response from the FCC.

On December 13, 2002, the FCC released its interim USF contribution report and order and further notice of proposed rulemaking.  Under this ruling, the method for providing federal universal service fund contributions will change from the current interstate revenue-based arrangement to projected collected revenues.  Effective April 1, 2003, carriers must also limit the USF line item on the customer bill to the USF contribution obligation of the carrier.  These interim universal service changes are not expected to have a material adverse effect on the Company’s wireline operations.  In the further notice of proposed rulemaking, the FCC indicated that it continues to consider what type of USF contribution and assessment methodology to adopt on a permanent basis.

Periodically, the Company’s local exchange subsidiaries receive requests from wireless communications providers for renegotiation of existing transport and termination agreements.  In these cases, the Company’s local exchange subsidiaries renegotiate the appropriate terms and conditions in compliance with the 96 Act.  The Company’s local exchange subsidiaries have also executed contracts for transport and termination services with CLECs.

Certain states in which ALLTEL’s local exchange subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions.  The Company has elected alternative regulation for certain of its local exchange subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  Operations in the states of Kentucky (property acquired from Verizon in 2002), Mississippi, New York, Ohio, and Oklahoma are subject to rate-of-return regulation.  The Company continues to evaluate alternative regulation for other states where its local exchange subsidiaries are regulated under  rate-of-return.  The following summary sets forth a description of the alternative regulation plan for each of the states in which the Company has elected alternative regulation:

•                                          ALLTEL’s regulated Alabama wireline subsidiary has operated since 1996 under a Public Service Commission (“PSC”) established alternative regulation plan.  Under this plan, basic service rates have been capped.  Non-basic service prices may be increased annually as long as the aggregate annual change is 10 percent or less.  Access charges are also capped under this plan.  The Alabama alternative regulation plan is presently being reviewed by the state PSC for possible modifications.

•                                          ALLTEL’s regulated Arkansas wireline subsidiary has operated since 1997 under an alternative regulation plan established by statute.  Under this plan, basic local rates and access rates may be adjusted annually by up to 75 percent of the annual change in the Gross Domestic Product-Price Index (“GDP-PI”).  Other local rates may be changed without PSC approval and become effective upon the filing of revised tariffs.

•                                          ALLTEL’s regulated Florida wireline subsidiary operates under alternative regulation established by Florida statute.  Under this plan, basic local rates may be increased once in any twelve-month period by an amount not to exceed the twelve month change in the GDP-PI less one percent.  The Company may increase rates for non-basic services as long as the annual increase for any category does not exceed six percent in any twelve-month period.  Non-basic rates can be increased by up to 20 percent annually in exchanges where another local provider is providing service.  Intrastate access rates can be increased by the annual change in GDP-PI or three percent, whichever is less, only after access rates reach parity with the Company’s interstate rates.

•                                          ALLTEL’s regulated Georgia wireline subsidiaries operate under an alternative regulation plan established by statute.  Under this plan, basic local rates may be increased annually based on the annual change in GDP-PI.  Other local rates may be increased by filing revised tariffs.

•                                          ALLTEL has two regulated operating subsidiaries in Kentucky.  One subsidiary is subject to rate of return regulation.  The other subsidiary has operated under alternative regulation established by statute beginning in 1998.  Under this plan, the subsidiary may adjust basic business and residential rates, zone charges and installation once during any 24 month period by an amount not to exceed the sum of the annual percentage change in GDP-PI for the immediately preceding two calendar years multiplied by the existing rate or charge to be adjusted subject to the following limitations: (1) basic business and residence rates may not exceed the average basic rates of the state’s largest telephone utility, and (2) rates may not be increased by more than 20 percent.  Access charges may not be adjusted if the change would result in intrastate access rates that exceed the company’s interstate rates.  Other local rates may be adjusted by filing tariffs.

•                                          ALLTEL’s regulated Missouri wireline subsidiary is subject to alternative regulation election established by statute.  Under Missouri’s alternative regulation, basic local service and intrastate access rates are capped at December 13, 2001 levels for a period of twelve months.  Rate changes thereafter may be changed annually based on changes to the telephone service component of the Consumer Price Index.  Prices for non-basic services may be increased up to eight percent per year after the initial twelve-month period.  The staff of the Missouri PSC has challenged ALLTEL’s price cap election and has opened a proceeding to resolve any issues.

•                                          ALLTEL’s regulated Nebraska operations are subject to alternative regulation established by statute.  (Nebraska law exempts telecommunications companies from rate-of-return regulation.)  In exchanges where competition exists, companies are required to file rate lists, which are effective after 10 days notice to the PSC.  In exchanges where competition does not exist, companies file rate lists for all services except basic local with 10 days notice to the PSC and basic local rates may be increased after 90 days notice to affected subscribers.  Basic local rate increases are reviewed by the PSC only if rates are increased more than 10 percent in twelve consecutive months or in response to a formal complaint signed by two percent of affected subscribers.

•                                          ALLTEL’s regulated North Carolina subsidiary has operated since 1998 under alternative regulation established by the State Utility Commission.  Local rates are adjusted annually by the annual change in GDP-PI less two percent.  Rate changes are effective upon 14 days notice.

•                                          ALLTEL’s regulated Pennsylvania subsidiary has operated under the Alternative Form of Regulation and Network Modernization Plan established by the Pennsylvania Public Utility Commission (“PUC”).  Under the plan, rates of competitive services are not regulated, but the PUC retains authority over the quality of these services.  Rate changes for noncompetitive services are restricted to the GDP-PI less two percent.  Revenue neutral rate rebalancing is also permitted for noncompetitive services.  Under the plan, the total amount of an increase in the basic rates cannot exceed $3.50 annually.

•                                          ALLTEL’s regulated South Carolina operations are subject to alternative regulation established by statute.  Local rates for residential and single line business service cannot exceed the statewide average local service rate for a period of two years.  After this two-year period, these rates can be adjusted pursuant to an inflation-based index.  All other service rates may be increased subject to a complaint process for abuse of market position.  The PSC has established a generic proceeding to determine what constitutes abuse of market position.  Rate increases become effective 14 days after filing.

•                                          The Company has two operating subsidiaries in Texas.  These subsidiaries are subject to alternative regulation established by statute.  All rates are capped for the duration of the plan.

NETWORK ACCESS SERVICES - REGULATION

The Company’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long-distance companies, for origination and termination of inter-exchange traffic through access charges or toll settlements that are established in accordance with state and federal laws.

On April 27, 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  The outcome of this proceeding could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireline revenues and expenses would be.

On May 22, 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap ILECs and a freeze of all allocation factors for rate-of-return ILECs.  (Part 36 established standard procedures for determining jurisdictional separations of telecommunications plant, revenues and expenses).  This order also gave rate-of-return ILECs a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors.  The freeze will continue for five years, from July 1, 2001 through June 30, 2006, or until the FCC has completed comprehensive separations reform, whichever comes first.  The frozen allocation factors and category relationships will be based on carriers’ separations studies for calendar year 2000.  ALLTEL opted not to freeze its allocation factors.

On June 14, 2001, the FCC waived certain elements of its Part 69 access charge rules to allow non-price cap ILECs to include in their tariff filings an end-user charge to recover their universal service contributions.  (Part 69 established rules for assessing access charges for interstate or foreign access services provided by telecommunications carriers).  ALLTEL ILECs tariffed the surcharge in their annual interstate access tariff filing and began assessing the surcharge effective August 1, 2001.

On October 11, 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues.  The order lowered traffic sensitive switched access rates, increased the subscriber line charge (“SLC”) over time to bring it in line with SLCs adopted for price cap carriers and phased out carrier common line charges in favor of a new portable “Interstate Common Line Support” universal service mechanism, and retained the authorized 11.25 percent rate of return.  The residential and single-line business SLC cap phase-in began on January 1, 2002, increased on July 1, 2002 and may increase again on July 1, 2003, subject to a FCC review of SLC caps for price cap carriers.  The Company does not expect that this order will have a material adverse effect on its consolidated financial results during 2003.

To date, the Company’s local exchange subsidiaries, except for the Nebraska operations and the recently acquired properties in Kentucky, have elected to remain under rate base rate-of-return regulation with respect to interstate services.  For companies remaining under rate-of-return regulation, the FCC authorizes a rate-of-return that local exchange companies may earn on interstate services they provide.  The currently prescribed rate of return is 11.25 percent.  The Company’s Nebraska operations operate under price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of price cap regulation associated with its Nebraska properties.  In the same order, the FCC granted ALLTEL a waiver with respect to the Kentucky properties recently acquired from Verizon.  The waivers will remain in effect until the FCC completes a comprehensive review of the waiver process.

COMPETITION

ALLTEL’s ILEC operations have begun to experience some competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, radio-based personal communications companies, and competitive service providers including those utilizing UNE-P.  Through December 31, 2002, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations, although competition has begun to affect the Company’s access line growth rates.  Excluding the effects of the Kentucky acquisition, customer access lines decreased approximately one percent during 2002, reflecting declines in both primary and secondary access lines.

Slower economic growth, along with the effects of substitution of wireless, cable television and high-speed access services for the Company’s wireline services, adversely affected the Company’s internal access line growth rates in 2002, and the Company expects some degree of access line loss to continue in 2003.  To address competition, ALLTEL is focusing its efforts on marketing and selling additional products and services to its customers by bundling together and offering at competitive rates its various product offerings, including long-distance, Internet and DSL services.  In addition, ALLTEL remains focused on providing improved customer service, increasing operating efficiencies and maintaining the quality of its network.

The Company believes the local exchange business is in transition from circuit switched technology, which forms the basis of the conventional landline telephone network, to digital packet-switched networks, which form the basis of the Internet protocols (“IP”) used over the Internet.  ALLTEL intends to respond to this challenge by augmenting its current network to extend its DSL services to an ever increasing number of its customers.  The Company believes that significant capital expenditures will be required to continue increasing the scope of its DSL networks, which ultimately compete with other broadband service providers, including cable television and satellite transmission service providers, for customers.  Under the FCC’s recent decision in its Triennial Review proceeding, as discussed above, it appears that the Company’s provisioning of broadband DSL services will be largely deregulated.  In addition, AT&T has filed a petition with the FCC seeking a ruling that IP telephony is not subject to interstate access charges.  Although the Company believes that the ruling requested by AT&T will not be issued by the FCC, the Company’s ability to charge AT&T and other interexchange carriers for access for IP telephone calls would be impaired should the FCC grant the AT&T petition, and in turn, adversely affect the Company’s wireline revenues.

CLEC OPERATIONS

ALLTEL has received approval to provide competitive local exchange service in 17 states.  ALLTEL has negotiated interconnection agreements with the appropriate incumbent local exchange carriers in the states where it is currently offering CLEC service.  ALLTEL has invested in state-of-the-art networks to provide services on both a facilities-based and resale basis.  ALLTEL’s strategy is to provide local service in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and Internet services.  In 2001, during the evaluation of its existing CLEC operations, the Company determined that a business model which relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share.  Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL’s CLEC access lines.  In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers.  As of December 31, 2002, CLEC services were provided in six states.

On April 26, 2001 the FCC established a benchmark to govern the access charges imposed by CLECs.  The FCC established a three year transition process to phase down these access prices to rates comparable to their ILEC competitors.  Specifically, during the first year, CLEC access charges are capped at $.025 per minute, during the second year, the cap drops to $.018 per minute, and during the third year, the cap drops to $.012 per minute.  After that transition, CLEC access charges will be capped at the rate charged by their ILEC competitors.  The FCC also adopted an exception that would permit rural CLECs competing with non-rural ILECs to charge access rates above those charged by the ILEC in certain circumstances.  The access charges assessed by ALLTEL’s CLEC operations are currently below the first year cap, so this order has no immediate financial impact on ALLTEL’s operations.  ALLTEL’s CLEC operations may be required to lower their rates in subsequent years.  The Company is currently evaluating the effects on its CLEC operations of the FCC’s Triennial Review proceeding discussed above.

COMMUNICATIONS SUPPORT SERVICES

Communications support services consist of the Company’s long-distance and network management services, product distribution and directory publishing operations.  Revenues and sales from communications support services comprised 10 percent of ALLTEL’s total operating revenues from business segments in 2002, compared to 11 percent in 2001 and 13 percent in 2000.

LONG-DISTANCE AND NETWORK MANAGEMENT OPERATIONS

Long-distance telecommunications services are provided on both a facilities-based and resale basis by ALLTEL subsidiaries.  During 2002, approximately 70 percent of ALLTEL’s long-distance traffic was transported on its own fiber optic networks.  ALLTEL provides long-distance service in all of the states in which the Company provides local exchange service.  In addition, ALLTEL offers long-distance service outside its ILEC service areas.  As of December 31, 2002, ALLTEL provided long-distance service to more than 1.5 million customers.  The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions.  To meet the competitive demands of the long-distance industry, ALLTEL has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans.  As a long-distance service provider, ALLTEL’s intrastate long-distance business is subject to limited regulation by state regulatory commissions, and its interstate business is subject to limited regulation by the FCC.  State regulatory commissions currently require long-distance service providers to obtain a certificate of operating authority, and the majority of states, as well as the FCC, also require long-distance service providers to file tariffs.  Most state regulatory commissions also require such companies to meet certain minimum service standards.

Network management services are currently marketed to business customers in select areas.  These services are ancillary service offerings and are not yet significant components of ALLTEL’s communications operations.

PRODUCT DISTRIBUTION

The Company’s product distribution subsidiary, ALLTEL Communications Products, Inc. (“Communications Products”), is headquartered in Atlanta, Georgia, and operates five warehouses and ten counter-sales showrooms across the United States.  Communications Products is a distributor of telecommunications equipment and materials.  Communications Products supplies equipment to affiliated and non-affiliated communications companies, business systems suppliers, railroads, governments, and retail and industrial companies.

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

Communications Products experiences substantial competition throughout its sales territories from other distribution companies and from direct sales by manufacturers.  Competition is based primarily on quality, product availability, service, price, and technical assistance.  Since other competitors offer similar products, Communications Products also offers other services including expert technical assistance, maintaining wide-ranging inventories in strategically located warehouses and counter-sales showrooms to facilitate single supplier sourcing and “just-in-time” delivery, maintaining a full range of product lines, and by providing staging, assembly and other services.  The Company periodically evaluates its product and service offerings to meet customer expectations and position Communications Products in the market as a quality customer-focused distributor.

DIRECTORY PUBLISHING

ALLTEL Publishing Corporation (“ALLTEL Publishing”) coordinates advertising, sales, printing, and distribution for 342 telephone directory contracts in 34 states.  Under terms of an agreement with Verizon, ALLTEL Publishing provides contract management, production and marketing services.  As subcontractor, Verizon provides directory sales and printing services through a separate contract with ALLTEL Publishing.  This contract is scheduled to expire on October 15, 2003.

Beginning in 2003, for a limited number of directory contracts, ALLTEL Publishing will provide all directory publishing services, except printing.  The services to be provided by ALLTEL Publishing will include directory yellow page advertising sales, contract management, production, billing, and marketing.  Printing services will be contracted out to Verizon or another print vendor.

INFORMATION SERVICES

The Company’s information services subsidiary, ALLTEL Information Services, Inc. (“Information Services”), provides a wide range of information processing services primarily to the financial services and telecommunications industries through information processing centers that it staffs, equips and operates.  Information processing contracts are generally for a multi-year period.  Information Services also develops and markets software worldwide to financial services and telecommunications companies operating their own information processing departments.  Information Services revenues and sales comprised 12 percent, 13 percent and 14 percent of ALLTEL’s total operating revenues from business segments in 2002, 2001 and 2000, respectively.  The principal operating units of ALLTEL’s information services business consist of the Financial Services Division and the Telecommunications Division.  As discussed earlier under the caption “Dispositions”, on January 28, 2003, ALLTEL signed a definitive agreement to sell the Financial Services Division to Fidelity National.  The transaction is expected to close by the end of the first quarter of 2003.

The Financial Services Division markets software and services that have been developed and improved continuously and are designed to fulfill substantially all of the retail and wholesale information processing and management information requirements of financial institutions.  In addition, the Financial Services Division also provides data processing and related computer software and systems to financial institutions originating or servicing single family mortgage loans.  This division’s software products and processing services, combined with its team of consultants, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers, which would otherwise have to be assembled in-house by each customer.  The Financial Services Division’s on-line systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold in the secondary market, and their subsequent servicing.

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

CUSTOMERS

The Financial Services Division’s primary markets for its financial products and services are the nation’s commercial banks and savings institutions and financial institutions throughout the world.  Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single family mortgage loans.  These financial institutions, which include many of the largest servicers of residential mortgages, are located throughout the United States.  In total, more than 23.7 million mortgage loans representing over $2.7 trillion are processed using the Financial Services Division’s software.  The Telecommunications Division’s primary markets for its telecommunications products and services consist of telephone, cellular and PCS companies in the United States and Canada which serve more than 10,000 customers, or a market consisting of approximately 200 telecommunications companies.

COMPETITION

The Financial Services Division’s competition primarily comes from “in-house” bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions.  The Telecommunications Division also faces strong competition from internal information technology departments.  In addition, there are also other information services companies that provide information processing and management services to the telecommunications industry.  The Company competes in each of its markets by providing a high level of service and support.  Information Services substantially relies upon and enforces contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of its computer software and service methodologies.

EXAMINATION

The Financial Services Division is examined by the federal agencies that have supervisory authority over banking, thrift, and credit union operations.  The Financial Services Division is also classified as one of 12 national vendors that, as a result of their market share, process a significant portion of the financial industry’s assets.  These industry leaders are also examined by the federal Financial Institutions Examination Council on an ongoing basis.  Information Services’ management practices, policies, procedures, standards, and overall financial condition are components of these reviews.  In addition to these corporate examinations, individual processing sites are subject to examination, as if they were departments of their respective clients, by federal and state regulators, as well as the clients’ internal audit departments and their independent auditing firms.  The same standards of performance are applied to those information processing centers as are applied to the client financial institutions.  Reports of the individual data center performance are furnished to the board of directors of Information Services and to the board of directors of the examined client.

The supervisory agencies include applicable state banking departments, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the National Credit Union Administration.  Information Services’ processing contracts include a commitment to install all necessary changes in its computer software that are required by changes in regulations.

PRODUCT DEVELOPMENT AND SUPPORT

In the past five years, Information Services has spent approximately $672.4 million ($136.1 million in 2002) on mainframe and client/server software design and development.  Information Services has developed and continues to develop products that are utilized in a UNIX based environment, including the Telecommunications Division’s Virtuoso II billing and customer care product.  Changes in regulatory requirements of both state and federal authorities, increasing competition, and the development of new products and markets create the need to continually update or modify existing software and systems offered to customers.  Information Services intends to continue to maintain, improve and expand the functions and capabilities of its software products.

INVESTMENTS

The Company owned equity securities representing approximately a 6.5 percent interest in Hughes Tele.com Limited (“HTCL”), a public company that provides communications services in the state of Maharashtra, India.  In December 2002, ALLTEL exchanged its shares of HTCL for non-voting, mandatory redeemable convertible preferred shares of Tata Teleservices Limited (“Tata”), a privately held Indian company.  Subsequently, ALLTEL decided to liquidate this investment by selling the Tata preferred shares and completed the sale of the Tata preferred shares on February 3, 2003.

Item 2.    Properties

The Company’s properties do not provide a basis for description by character or location of principal units.  All of the Company’s property is considered to be in good working condition and suitable for its intended purposes.  A summary of the Company’s investment in property, plant and equipment segregated between the Company’s regulated wireline operations and all other non-regulated business operations is presented below.

WIRELINE PROPERTY

The Company’s wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment.  The telephone lines include aerial and underground cable, conduit, poles and wires.  Central office equipment includes digital switches and peripheral equipment.  The gross investment by category in wireline property as of December 31, 2002, was as follows:

(Millions)
Land	$18.7
Buildings and leasehold improvements	290.8
Central office equipment	2,620.4
Outside plant	3,138.1
Furniture, fixtures, vehicles and other	205.5
Total	$6,273.5

Certain properties of the wireline subsidiaries are pledged as collateral on $272.1 million of long-term debt.

OTHER PROPERTY

Other properties in service consist primarily of property, plant and equipment used in providing wireless communications services and information services. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment.  Non-regulated wireline plant and equipment consists of aerial and underground cable, switches, and other peripheral equipment used in the provisioning of Internet, long-distance and competitive local access services.  Information services plant consists of data processing equipment, purchased software and capitalized internal use software costs.  Properties of the product distribution and directory publishing operations mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.  The total investment by category for the non-wireline operations of the Company as of December 31, 2002, was as follows:

(Millions)
Land	$270.4
Buildings and leasehold improvements	903.2
Wireless plant and equipment	4,798.3
Data processing equipment and computer software	1,311.7
Non-regulated wireline plant and equipment	430.0
Furniture, fixtures, vehicles and other	415.0
Total	$8,128.6

Item 3.  Legal Proceedings

On October 3, 2002, the Environmental Protection Agency (“EPA”) served the Company with Notices of Violation of the federal Clean Air Act, the Clean Water Act and the Emergency Planning and Community Right to Know Act.  These notices resulted from an industry-wide investigation into environmental practices conducted by the EPA during 1998 to 2000 and alleged violations by the Company, dating from 1997, regarding filing and record-keeping requirements for fuel storage tanks, as well as generators and batteries used to supply emergency power at certain ALLTEL facilities.  On December 5, 2002, the Company met with the EPA to begin settlement discussions.  Management of ALLTEL believes that a settlement by mid-2003 is reasonably likely and may require the Company to pay a penalties totaling up to approximately $1.0 million and to implement a centralized environmental management system.

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

To the knowledge of ALLTEL’s management, no other material legal proceedings, either private or governmental, currently are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2002.

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The outstanding shares of ALLTEL’s Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT.  The following table reflects the range of high, low and closing prices of ALLTEL’s Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 2002 and 2001:

Year	Qtr.	High	Low	Close	Dividend Declared
2002	4th	$56.28	$39.19	$51.00	$.35
	3rd	$47.99	$35.33	$40.13	$.34
	2nd	$56.35	$43.55	$47.00	$.34
	1st	$63.25	$52.15	$55.55	$.34
2001	4th	$65.15	$56.90	$61.73	$.34
	3rd	$65.15	$54.57	$57.95	$.33
	2nd	$61.30	$50.01	$61.26	$.33
	1st	$68.69	$49.43	$52.46	$.33

As of February 24, 2003, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers’ accounts was 254,521.

Item 6.  Selected Financial Data

For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to pages F-31 and F-32 of the Financial Supplement, which is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages F-2 to F-30 of the Financial Supplement, which is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to page F-28 of the Financial Supplement, which is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages F-33 to F-68 of the Financial Supplement, which is incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 7, 2002, the Audit Committee of the Board of Directors of ALLTEL authorized (1) the engagement of PricewaterhouseCoopers LLP (“Pricewaterhouse Coopers”) as the independent auditors for ALLTEL for the calendar year 2002 and (2) the dismissal of ALLTEL’s existing independent auditors, Arthur Andersen LLP (“Andersen”).

During the two fiscal years ended December 31, 2001, and the subsequent interim period through May 7, 2002, the date of the dismissal of Andersen, (i) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference in connection with its report to the subject matter of the disagreement and (ii) Andersen has not advised ALLTEL of any reportable events as defined in paragraphs (A) through (D) of Regulation S-K Item 304 (a)(1)(v).

The accountant’s report of Andersen on the consolidated financial statements of ALLTEL and its subsidiaries as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  A letter from Andersen was filed as Exhibit 16.1. to ALLTEL’s Current Report on Form 8-K dated May 7, 2002.

During the two fiscal years ended December 31, 2001, and the subsequent interim period through May 7, 2002, PricewaterhouseCoopers has not been consulted by ALLTEL, or by anyone on ALLTEL’s behalf, regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of ALLTEL.

Since the date of their appointment, there were: (i) no disagreements with PricewaterhouseCoopers on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to PricewaterhouseCoopers’ satisfaction, would have caused them to make reference to the subject matter in connection with their report on ALLTEL’s consolidated financial statements for the fiscal years ended December 31, 2002 and 2001; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 10.  Directors and Executive Officers of the Registrant

For information pertaining to Directors of ALLTEL Corporation refer to “Election of Directors” in ALLTEL’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.  Executive officers of the Company are as follows:

Name	Age	Position
Scott T. Ford	40	President and Chief Executive Officer
Kevin L. Beebe	43	Group President – Communications
Jeffrey H. Fox	40	Group President – Information Services
Michael T. Flynn	54	Group President – Chief Information Officer
Francis X. Frantz	49	Executive Vice President– External Affairs, General Counsel and Secretary
Jeffery R. Gardner	43	Senior Vice President – Chief Financial Officer
Keith A. Kostuch	40	Senior Vice President – Strategic Planning
C.J. Duvall Jr.	44	Senior Vice President – Human Resources
Sharilyn S. Gasaway	34	Controller
Scott H. Settelmyer	34	Treasurer

There are no arrangements between any officer and any other person pursuant to which he was selected as an officer.  Joe T. Ford served as ALLTEL’s Chief Executive Officer until July 1, 2002, whereupon he retired as Chief Executive Officer.  Joe T. Ford continues to serve as Chairman of ALLTEL’s Board of Directors.  Joe T. Ford’s son, Scott T. Ford, who previously was President and Chief Operating Officer, became ALLTEL’s President and Chief Executive Officer, effective July 1, 2002.

Except for Kevin L. Beebe, Jeffery R. Gardner, Keith A. Kostuch, C.J. Duvall Jr., Sharilyn S. Gasaway, and Scott H. Settelmyer, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years.  Prior to joining ALLTEL in October 1999, Mr. Kostuch served as Vice President and Director with The Boston Consulting Group, Inc. (“BCG”).  In his role with BCG, Mr. Kostuch specialized in strategic and corporate development, including mergers and acquisitions.  Prior to joining ALLTEL in July 1998, Messrs. Beebe and Gardner were executive officers of 360°.  Mr. Beebe was Executive Vice President-Operations of 360° since February 1996.  Mr. Beebe joined 360° in February 1994 as Vice President-Marketing and Administration, and in February 1995, he became Vice President-Operations.  Mr. Gardner was Senior Vice President-Finance of 360° since July 1997.  Mr. Gardner served as President of 360°’s Mid-Atlantic regional operations from February 1994 to June 1997.  Prior to joining ALLTEL in January 1999, Mr. Duvall was Development Manager with Saratoga Financial Systems.  Prior to joining ALLTEL in April 1999, Ms. Gasaway was a manager with the accounting firm of Arthur Andersen LLP in Little Rock, Arkansas.  Prior to joining ALLTEL in May 1998, Mr. Settelmyer was a manager with the accounting firm of Arthur Andersen LLP in Chicago, Illinois.

Item 11.  Executive Compensation

For information pertaining to Executive Compensation, refer to “Management Compensation” in ALLTEL’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of ALLTEL securities, refer to “Security Ownership of Certain Beneficial Owners and Management” in ALLTEL’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ALLTEL Corporation

Form 10-K, Part III

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is additional information as of December 31, 2002, about shares of the Company’s common stock that may be issued upon the exercise of options under the Company’s existing equity compensation plans, divided between plans approved by ALLTEL’s stockholders and plans not submitted to the stockholders for approval.

(Thousands, except per share amounts	(a) Number of securities to be issued upon exercise of outstanding options (2)	(b) Weighted-average exercise price of outstanding options	(c) Number of securities available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	17,743.4	$56.02	17,291.7

Equity compensation plans not approved by security holders	—	—	—
Total	17,743.4	$56.02	17,291.7

(1)                                  Includes the ALLTEL Corporation 1991 Stock Option Plan, ALLTEL Corporation 1994 Stock Option Plan for Employees, ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors, ALLTEL Corporation 1998 Equity Incentive Plan, and the ALLTEL Corporation 2001 Equity Incentive Plan.

(2)                                  Does not include 574,072 stock options with a weighted average exercise price of $31.12, which were assumed by ALLTEL in connection with the Company’s mergers with 360° Communications Company in 1998 and Aliant Communications Inc. in 1999.  These options were issued under the Amended and Restated 360° Communications Company 1996 Equity Incentive Plan, 360° Communications Company 1996 Replacement Stock Option Plan, 360° Communications Company Amended and Restated Director Equity and Deferred Compensation Plan and the Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan.  These plans have been frozen since the merger dates, with respect to the granting of any additional options.

Item 13.  Certain Relationships and Related Transactions

For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in ALLTEL’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  ALLTEL’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

ALLTEL maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that ALLTEL’s established policies and procedures are followed.  There were no significant changes to ALLTEL’s internal controls or in other factors that could significantly affect its internal controls subsequent to its evaluation.

ALLTEL Corporation

Form 10-K, Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.

Financial Statements:

The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2002, included in the Financial Supplement, which is incorporated by reference herein:

Reports of Independent Public Accountants
Consolidated Statements of Income — for the years ended December 31, 2002, 2001 and 2000
Consolidated Balance Sheets — as of December 31, 2002 and 2001
Consolidated Statements of Cash Flows —
for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity —
for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules:
Reports of Independent Public Accountants
Schedule II. Valuation and Qualifying Accounts

	3.	Exhibits:
Exhibit Index

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 2002.

Current Report on Form 8-K dated January 28, 2003, reporting under Item 5, Other Events, the Company’s Press Release jointly announcing the Company’s 2002 fourth quarter and annual unaudited consolidated results of operations and its decision to sell the financial services division of ALLTEL Information Services, Inc. to Fidelity National Financial Inc.

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

ALLTEL Corporation
Registrant

By	/s/ Scott T. Ford	Date:	March 19, 2003
Scott T. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffery R Gardner	Date: March 19, 2003
Jeffery R. Gardner, Senior Vice President -
Chief Financial Officer
(Principal Financial Officer)

*Scott T. Ford, President, Chief Executive Officer and Director
		By	/s/ Jeffery R. Gardner
*Sharilyn S. Gasaway, Controller (Principal Accounting Officer)		* (Jeffery R. Gardner, Attorney-in-fact)
Date: March 19, 2003
*Joe T. Ford, Chairman and Director

*John R. Belk, Director

* Dennis E. Foster, Director

*Lawrence L. Gellerstedt III, Director

*Charles H. Goodman, Director

*Emon A. Mahony, Jr., Director

*John P. McConnell, Director

*Josie C. Natori, Director

*Gregory W. Penske, Director

*Frank E. Reed, Director

*Fred W. Smith, Director

*Warren A. Stephens, Director

*Ronald Townsend, Director

CERTIFICATIONS

I, Scott T. Ford, Chief Executive Officer and President of ALLTEL Corporation, certify that:

1.                                       I have reviewed this annual report on Form 10-K of ALLTEL Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/s/ Scott T. Ford
Scott T. Ford
Chief Executive Officer and President

I, Jeffery R. Gardner, Senior Vice President - Chief Financial Officer of ALLTEL Corporation, certify that:

1.             I have reviewed this annual report on Form 10-K of ALLTEL Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Senior Vice President - Chief Financial Officer

Report of Independent Accountants on

Financial Statement Schedules

To the Shareholders of ALLTEL Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 21, 2003 appearing in this Annual Report on Form 10-K of ALLTEL Corporation (the “Company”) also included an audit of the December 31, 2002 and 2001 financial statement schedule information listed in Item 15(a) of this Form 10-K.  In our opinion, the 2002 and 2001 financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  The 2000 financial statement schedule information of the Company was audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated January 21, 2002.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas,
January 21, 2003

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT AND
HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

ALLTEL Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in ALLTEL Corporation’s Financial Supplement incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
January 21, 2002

33

ALLTEL CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

	Column B			Column C			Column D		Column E
Column A				Additions
Description	Per Previous Report	(A) Adjustments	Adjusted Beginning Balance	Charged to Cost and Expenses		Charged to Other Accounts	Deductions Describe		Balance at End of Period
Allowance for doubtful accounts, customers and other:
December 31, 2002	$52.2	$—	$52.2	$267.0		$—	$247.3	(B)	$71.9
December 31, 2001	$52.7	$—	$52.7	$144.0		$—	$144.5	(B)	$52.2
December 31, 2000	$35.0	$10.4	$45.4	$113.1		$—	$105.8	(B)	$52.7

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2002	$3.9	$—	$3.9	$2.1		$—	$—		$6.0
December 31, 2001	$3.4	$—	$3.4	$0.5		$—	$—		$3.9
December 31, 2000	$11.7	$—	$11.7	$—		$—	$8.3	(C)	$3.4

Accrued liabilities related to merger and integration expenses and other charges
For the years ended:
December 31, 2002	$17.1	$—	$17.1	$115.1	(D)	$—	$116.5	(E)	$15.7
December 31, 2001	$16.5	$—	$16.5	$92.2	(F)	$—	$91.6	(G)	$17.1
December 31, 2000	$66.5	$—	$66.5	$25.4	(H)	$—	$75.4	(I)	$16.5

Notes:

(A)                              Reclassification of amounts for companies purchased in 2000.  See Note 3 on pages F-50 to F-52 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the companies purchased in 2000.

(B)                                Accounts charged off net of recoveries of amounts previously written off.

(C)                                Reduction in valuation allowance due to utilization of state net operating loss carryforwards.

(D)                               These charges included a write-down of $42.3 million in the Company’s investment in a business venture, a write-down in the carrying value of certain cell site equipment of $7.1 million and integration expenses totaling $28.8 million incurred in connection with the acquisition of wireline properties in Kentucky and wireless properties from CenturyTel.  The integration expenses included branding and signage costs and costs to convert the acquired properties to the Company’s internal billing and operations support systems.  In addition, the Company also recorded charges of $36.9 million in connection with the restructuring of the Company’s CLEC, call center, retail and product distribution operations.

(E)                                 Includes cash outlays of $68.2 million for expenses paid in 2001 and non-cash charges of $48.3 million, primarily consisting of write-downs in the carrying value of capitalized computer software costs and cell site equipment.

(F)                                 During 2001, the Company recorded integration expenses and other charges of $77.1 million incurred in connection with the restructuring of the Company’s regional communications, information services, product distribution and corporate operations.  The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million.

(G)                                Includes cash outlays of $45.0 million for expenses paid in 2001 and non-cash charges of $46.6 million consisting of write-downs in the carrying value of cell site equipment and other assets of $24.0 million, $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options

(H)                               During 2000, the Company recorded integration expenses and other charges incurred in connection with the acquisition of wireless assets and with certain restructuring activities of the Company’s information services business.

(I)                                    Includes cash outlays of $73.8 million for expenses paid in 2000 and a non-cash charge of $1.6 million resulting from write-downs in the carrying value of capitalized leasehold improvements related to facilities abandoned by the Company.

See Note 9 on pages F-58 to F-60 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger and integration expenses and other charges recorded by the Company in 2002, 2001 and 2000.

EXHIBIT INDEX

Number and Name

(3)(a)(1)	Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).	*

(a)(2)

Amendment No. 1 to Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Annex F of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).

*

(b)	Bylaws of ALLTEL Corporation (As amended as of January 29, 1998) (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1997).	*

(4)(a)

Rights Agreement dated as of January 30, l997, between ALLTEL Corporation and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated February 3, 1997, filed with the Commission on February 4, 1997).

*

(b)	The Company agrees to provide to the Commission, upon request, copies of any agreement defining rights of long-term debt holders.	—

(10)(a)(1)

Amended and Restated Credit Agreement dated as of June 28, 2001, between ALLTEL Corporation and Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A., KeyBank National Association, and Banc of America Securities LLC. (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2001).

*

(a)(2)

Amendment No. 1 to Amended and Restated Credit Agreement dated as of June 28, 2001, between ALLTEL Corporation and Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A., KeyBank National Association, and Banc of America Securities LLC. (incorporated herein by reference to Exhibit 10(a)(2) to Form 10-Q for the period ended September 30, 2002).

*

(b)

364 Day Revolving Credit Agreement dated as of July 31, 2002 between ALLTEL Corporation and Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America Securities LLC, Citibank, N.A., Wachovia Bank, National Association, and Bank One, N.A. (incorporated herein by reference to Exhibit 10(a)(1) to Form 10-Q for the period ended June 30, 2002).

*

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

(c)(3)

Change in Control Agreement by and between the Company and Michael T. Flynn effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1998).

*

*   Incorporated herein by reference as indicated.

(a) Filed herewith.

Number and Name

(10)(c)(4)

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

*

(c)(8)	Change in Control Agreement by and between the Company and Scott H. Settelmyer effective as of March 8, 2002.	(a)

(d)

Split-dollar Life Insurance Agreement by and between the Company and Francis X. Frantz effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form 10-K for the fiscal year ended December 31, 1994).

*

(e)	Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(f)(1)

Executive Deferred Compensation Plan of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).

*

(f)(2)

Amendment No. 1 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 29, 1998 (incorporated herein by reference to Exhibit 10(f)(2) to Form 10-K for the fiscal year ended December 31, 1997).

*

(f)(3)	Amendment No. 2 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 23, 1998.	(a)

(f)(4)	Amendment No. 3 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 28, 1999.	(a)

(f)(5)	Amendment No. 4 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 21, 1999.	(a)

(f)(6)	Amendment No. 5 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002.	(a)

*   Incorporated herein by reference as indicated.

(a) Filed herewith.

Number and Name

(10)(f)(7)

Deferred Compensation Plan for Directors of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).

*

(f)(8)

Amendment No. 1 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 1996).

*

(f)(9)	Amendment No. 2 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002.	(a)

(f)(10)	ALLTEL Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(f)(11)	Amendment No. 1 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998.	(a)

(f)(12)	Amendment No. 2 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective April 25, 2002.	(a)

(f)(13)	ALLTEL Corporation 1998 Directors’ Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).	*

(f)(14)	Amendment No. 1 to the ALLTEL Corporation 1998 Directors’ Deferred Compensation Plan, effective April 25, 2002.	(a)

(g)(1)	ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).	*

(g)(2)	First Amendment to ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit 10(g)(3) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(3)	ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit A to Proxy Statement dated March 4, 1994).	*

(g)(4)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(5)	ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, 1994).	*

(g)(6)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 1996).	*

*   Incorporated herein by reference as indicated.

(a) Filed herewith.

Number and Name

(10)(g)(7)

Second, Third and Fourth Amendments to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(8) to Form 10-K for the fiscal year ended December 31, 2000).

*

(g)(8)	ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(g)(9)	First and Second Amendments to ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(g)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(10)	ALLTEL Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Appendix C to Proxy Statement dated March 5, 2001).	*

(10)(h)(1)

Amended and Restated 360° Communications Company 1996 Equity Incentive Plan (incorporated herein by reference to Form S-8 (File No. 333-88923) of ALLTEL Corporation filed with the Commission on October 13, 1999).

*

(h)(2)

Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan (incorporated herein by reference to Form S-8 (File No. 333-88907) of ALLTEL Corporation filed with the Commission on October 13, 1999).

*

(i)(1)	ALLTEL Corporation Performance Incentive Compensation Plan as amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).	*

(i)(2)

Amendment No. 1 to ALLTEL Corporation Performance Incentive Compensation Plan, effective January 29, 1998, (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended December 31, 1997).

*

(j)(1)	ALLTEL Corporation Long-Term Performance Incentive Compensation Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).	*

(j)(2)

Amendment No. 1 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan as amended and restated effective January 1, 1993, (incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).

*

(j)(3)

Amendment No. 2 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998, (incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended December 31, 1997).

*

(k)(1)	ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

*   Incorporated herein by reference as indicated.

(a) Filed herewith.

Number and Name

(10)(k)(2)	Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(k)(3)	Amendment No. 2 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(1)(1)	ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)to Form 10-Q for the period ended March 31, 2002).	*

(1)(2)	Amendment No. 1 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	(a)

(m)	ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*

(n)(1)	Amended and Restated ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*

(n)(2)	First Amendment to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(n)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(1)	ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(2)	Amendment No. 1 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

(o)(3)	Amendment No. 2 to ALLTEL Corporation 401(k) Plan (January 1, 2002 Restatement).	(a)

(11)	Statement Re: Computation of per share earnings.	(a)

(21)	Subsidiaries of ALLTEL Corporation.	(a)

(23)	Consent of PricewaterhouseCoopers LLP.	(a)

(24)	Power of attorney.	(a)

(99)(a)	Certification of Chief Executive Officer and President.	(a)

(99)(b)	Certification of Chief Financial Officer.	(a)

*   Incorporated herein by reference as indicated.

(a) Filed herewith.

ALLTEL CORPORATION

FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

ALLTEL CORPORATION

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2002, ALLTEL Corporation (“ALLTEL” or the “Company”) achieved solid financial results despite the effects of a sluggish economy, increased competition in its wireless business and a slight decline in wireline access lines.  The Company continued to expand its core communications business in 2002, as evidenced by ALLTEL’s purchase of wireline access lines in Kentucky from Verizon Communications Inc. (“Verizon”) and the purchase of substantially all of the wireless assets of CenturyTel, Inc. (“CenturyTel”).  The acquired operations have been successfully integrated into ALLTEL’s existing communications business.  During 2002, the Company also continued its focus on controlling costs by restructuring its Competitive Local Exchange Carrier (“CLEC”), call center and retail store operations.

On January 28, 2003, ALLTEL signed a definitive agreement to sell the financial services division of its information services subsidiary, ALLTEL Information Services, to Fidelity National Financial Inc. (“Fidelity National”), for $1.05 billion, payable as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National will acquire ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company will transition to Fidelity National as part of the transaction, which is expected to close by the end of the first quarter of 2003. The telecom division of ALLTEL Information Services will be retained by the Company and will not be part of the transaction.  The telecommunications operations retained by ALLTEL represented approximately 12 percent of both the total revenues and sales and total segment income reported by the information services segment in 2002.

ACQUISITIONS

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon for $1.93 billion in cash.  The acquired wireline properties overlapped ALLTEL’s existing wireless service in northeastern Kentucky and increased the Company’s total access lines by approximately 23 percent to nearly 3.2 million wireline customers.  Upon signing of the purchase agreement in October 2001, ALLTEL paid Verizon a deposit equal to 10 percent of the total purchase price, or $190.7 million, with the balance of the cash payment (net of accrued interest on the deposit) due at the time the transaction was completed.

On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel for approximately $1.59 billion in cash.  Through the completion of the transaction, ALLTEL added properties representing approximately 8.3 million potential customers (“POPs”), acquired approximately 762,000 customers, increasing its wireless customer base to more than 7.5 million customers, and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs, and Personal Communications Services (“PCS”) licenses covering 1.3 million POPs in Wisconsin and Iowa.

The accounts and results of operations of the acquired wireline and wireless properties are included in the accompanying consolidated financial statements from the date of acquisition.  (See Note 3 to the consolidated financial statements for additional information regarding these acquisitions.)

To fund the cost of the acquisitions discussed above, during the second quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion.  The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005.  ALLTEL will make quarterly contract adjustment payments to the holder at the rate of 1.50 percent of the stated amount per year.  The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL’s common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit.  The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent and mature on May 17, 2007.  In June 2002, the Company also issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032.  Net proceeds from this debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses.  (See Note 5 to the consolidated financial statements for additional information regarding these securities offerings.)

In addition to the net proceeds from the issuance of the equity units and debt securities of $2.81 billion, ALLTEL funded the remaining $521.4 million of the $3.33 billion cost of the wireline and wireless acquisitions ($3.52 billion total cost less $193.5 million deposit, including accrued interest, paid to Verizon upon the signing of the definitive purchase agreement in October 2001 as noted above) with cash on hand of $78.9 million and additional borrowings of $442.5 million under ALLTEL’s commercial paper program.  As a result of prefunding the wireline and wireless acquisitions through the issuance of the equity units and long-term debt, ALLTEL incurred additional interest expense in 2002 of $35.0 million and, conversely, earned interest income of $8.2 million from investing the cash proceeds from these securities offerings.  Accordingly, ALLTEL’s results for the year ended December 31, 2002 were adversely affected by additional net interest cost (interest expense less interest income) of $26.8 million.

On October 3, 2000, ALLTEL purchased wireless properties in Louisiana from SBC Communications, Inc. (“SBC”).  ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers.  During 2000, ALLTEL, Bell Atlantic Corporation (“Bell Atlantic”) and GTE Corporation (“GTE”) exchanged wireless properties in 13 states.  On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa.  In addition to the exchange of wireless assets, ALLTEL paid Bell Atlantic $624.3 million in cash to complete this transaction.  On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania.  ALLTEL also transferred to Bell Atlantic or GTE certain minority investments in unconsolidated wireless properties, representing approximately 2.6 million POPs.  In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.  Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets, representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets, representing 6.9 million POPs and approximately 778,000 customers.  ALLTEL accounted for these exchange transactions as purchases, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the applicable dates of acquisition.

ACCOUNTING AND FINANCIAL REPORTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.  This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach.  As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations.  In addition, the Company conducted a review of its other identifiable intangible assets and determined that its cellular and PCS licenses met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely.  Accordingly, ALLTEL also ceased amortization of the wireless licenses as of January 1, 2002.  In accordance with the requirements of SFAS No. 142, ALLTEL also completed its initial impairment review of goodwill and indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.

As of January 1, 2002, ALLTEL changed its business segment reporting presentation by reclassifying the operating units of its emerging communications businesses to better align its financial reporting with the Company’s business segment mix and to provide clear comparisons to other communications companies within ALLTEL’s peer group.  In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, ALLTEL restated all previously reported segment information to conform to the new financial reporting presentation.  Under the new presentation, ALLTEL’s wireless segment consists of its cellular, PCS and paging operations.  The CLEC and Internet access operations have been combined with ALLTEL’s incumbent local exchange carrier (“ILEC”) operations and reported as the wireline segment.  The information services segment no longer includes services provided to ALLTEL affiliates.  These affiliate services have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company’s financial services business and non-affiliated telecommunications operations.  All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a segment classification titled “Communications Support Services”.  These reclassifications did not affect consolidated operating income, net income or earnings per share reported by ALLTEL prior to January 1, 2002.  To enhance comparability of the consolidated financial information presented, the Company also reclassified its intersegment revenues and expenses.  As a result, consolidated revenues and sales for prior periods were reduced for the portion of the information services revenues previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.

Also as of January 1, 2002, the Company changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force (“EITF”) Issue 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”.  Prior to January 1, 2002, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in cost of services.  Revenue and expense information prior to January 1, 2002 has been reclassified to conform to the new reporting presentation.  This change did not affect operating income or net income reported by the Company prior to January 1, 2002.  (See Notes 1 and 2 to the consolidated financial statements for additional information regarding these changes in accounting and financial reporting.)

CONSOLIDATED RESULTS OF OPERATIONS

(Millions, except per share amounts)	2002	2001	2000
Revenues and sales:
Service revenues	$7,257.3	$6,736.8	$6,325.6
Product sales	726.1	768.8	834.4
Total revenues and sales	7,983.4	7,505.6	7,160.0
Costs and expenses:
Cost of services	2,471.5	2,269.1	2,269.5
Cost of products sold	891.4	907.9	840.1
Selling, general, administrative and other	1,511.2	1,404.0	1,369.1
Depreciation and amortization	1,178.6	1,167.7	988.4
Integration expenses and other charges	115.1	92.2	25.4
Total costs and expenses	6,167.8	5,840.9	5,492.5
Operating income	$1,815.6	$1,664.7	$1,667.5
Net income	$924.3	$1,067.0	$1,928.8
Basic earnings per share	$2.97	$3.42	$6.13
Diluted earnings per share	$2.96	$3.40	$6.08

Revenues and sales increased $477.8 million, or 6 percent, in 2002 and $345.6 million, or 5 percent, in 2001.  Service revenues increased $520.5 million, or 8 percent, in 2002 and $411.2 million, or 6 percent, in 2001.  The increases in service revenues in both years primarily reflected growth in ALLTEL’s communications customer base resulting primarily from acquisitions and the corresponding increase in access revenues.  The acquisition of the wireline and wireless properties completed in the third quarter of 2002, as previously discussed, accounted for approximately $360.7 million of the overall increase in service revenues and $369.9 million of the overall increase in total revenues and sales in 2002.  The acquisition of wireless properties in Louisiana and the exchange of wireless properties with Bell Atlantic and GTE accounted for approximately $248.9 million of the overall increase in service revenues and $269.2 million of the overall increase in total revenues and sales in 2001.  Excluding the effects of the acquisitions in each period, service revenues would have increased $159.8 million, or 2 percent, and $162.3 million, or 3 percent, in 2002 and 2001, respectively, while total revenues and sales would have increased 1 percent in both 2002 and 2001, or $107.9 million and $76.4 million, respectively.  In addition to the effects of the acquisitions, service revenues for both periods also reflected growth in the Company’s Internet and long-distance operations, as well as increased revenues derived from the sale of enhanced communication services, such as caller identification, call-waiting, call forwarding, voice mail, and communications equipment protection plans.  These increases were partially offset by lower average revenue per wireless customer compared to 2001 and the loss of wireline access lines due to broadband and wireless substitution.

Product sales decreased $42.7 million, or 6 percent, in 2002 and $65.6 million, or 8 percent, in 2001.  Excluding the effects of the acquisitions discussed above in each period, product sales would have decreased $51.9 million, or 7 percent, and $85.9 million, or 11 percent, in 2002 and 2001, respectively.  Product sales decreased in 2002 primarily due to a reduction in revenues derived from the sales of wireless handsets and accessories, reflecting decreases in retail prices driven by competition.  In addition, directory publishing revenues decreased in 2002 primarily due to the loss of one major customer.  A decline in customer premise equipment sales consistent with ALLTEL’s decision to exit certain CLEC markets also contributed to the decrease in product sales in 2002.  Product sales decreased in 2001 primarily due to a reduction in sales of telecommunications and data products to both the Company’s wireline subsidiaries and non-affiliates, reflecting a general decline in capital spending by telecommunications companies due to economic conditions and the industry’s emphasis on controlling costs.  The decrease in sales of these products were partially offset in 2001 by increases in directory publishing revenues and sales of software licenses by the Company’s information services subsidiary.

Cost of services increased $202.4 million, or 9 percent, in 2002 and decreased $0.4 million, or less than 1 percent, in 2001.  The acquisition of the wireline and wireless properties completed in the third quarter of 2002 accounted for approximately $100.9 million of the overall increase in cost of services in 2002.  Cost of services in 2002 also reflected increased network-related expenses due to higher network traffic associated with the nonacquisition-related growth in ALLTEL’s communications customer base and increased bad debt expense of $123.0 million.  Bad debt expense increased primarily due to the overall decline in economic conditions, weakening consumer credit and the effects of fourth quarter 2001 marketing programs directed toward the credit-challenged wireless customer segment.  In an effort to reduce future losses sustained from bad debts, the Company periodically refines its customer credit policies, reevaluates minimum deposit requirements for high-credit risk customers, and improves collection practices by adding new technologies and additional human resources.  Bad debt expense for 2002 also included a $14.0 million write-down in receivables resulting from an interexchange carrier’s bankruptcy filing.  Additional bad debt reserves related to ALLTEL’s ongoing business relationship with this carrier or with any other carriers that may become subject to insolvency proceedings in the future may be required.  The increases in cost of services in 2002 attributable to acquisitions and increased bad debt expense were partially offset by reduced operating costs in the Company’s information services business primarily reflecting the effects of the Company’s various restructuring efforts.  The decrease in cost of services in 2001 primarily reflected reduced losses sustained from fraud and reductions in customer service expenses in the Company’s communications operations, resulting from various restructuring activities completed during 2001, as further discussed below.  The reduced losses from fraud reflected the Company’s continuing efforts to control unauthorized usage of its customers’ wireless telephone numbers that results in unbillable fraudulent roaming activity.  The effects of the decreases in losses sustained from fraud and customer service expenses were partially offset by increased bad debt expense of $30.9 million and additional expenses of $62.0 million attributable to the wireless property acquisitions completed in 2000.

Cost of products sold decreased $16.5 million, or 2 percent, in 2002 and increased $67.8 million, or 8 percent, in 2001.  Cost of products sold decreased in 2002 consistent with the overall decline in product sales noted above and the effects of lower gross profit margins earned from the sale of telecommunications and data products.  The reduction in gross profit margins earned by the product distribution operations reflected lower margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers.  The increase in cost of products sold in 2001 was consistent with the growth in gross wireless customer activations, the selling of higher-cost wireless digital handsets and the Company’s continuing efforts to migrate wireless customers from analog to digital equipment.  The increase in cost of products sold attributable to the wireless operations was partially offset by a reduction in the cost of telecommunications and data products sold consistent with the decreased sales of those products as noted above.

Selling, general, administrative and other operating expenses increased $107.2 million, or 8 percent, in 2002 and $34.9 million, or 3 percent, in 2001.  The wireless and wireline property acquisitions completed in 2002 accounted for $63.9 million of the overall increase in selling, general, administrative and other expenses in 2002.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for 2002 reflected increased commission costs of $46.6 million consistent with the growth in gross wireless customer additions and increased sales of the Company’s Total and National Freedom wireless service rate plans.  Commissions expense also reflected increased commissions paid to outside agents reflecting a shift in the Company’s distribution and product mix.  The increases resulting from acquisitions and higher commissions costs were partially offset by cost savings from the Company’s restructuring of its CLEC and retail store operations completed during the first quarter, as further discussed below, and decreased advertising costs of $13.5 million resulting from discounted pricing received by ALLTEL due to purchasing advertising in bulk as part of centralizing the Company’s advertising efforts.  The acquisitions of wireless properties completed in 2000 accounted for an increase of $46.9 million in selling, general, administrative and other expenses in 2001.  In addition, advertising costs increased $28.8 million in 2001 primarily attributable to a nationwide branding campaign and other promotional activities.  The increases attributable to the acquisitions and increased advertising costs were partially offset by decreased commission costs of $34.1 million.  A reduction in overhead expenses, primarily resulting from the Company’s 2001 restructuring efforts, also favorably impacted selling, general, administrative and other expenses in 2001.

Depreciation and amortization expense increased $10.9 million, or 1 percent, in 2002 and $179.3 million, or 18 percent, in 2001.  Depreciation and amortization expense in 2002 was favorably impacted by the effect of no longer amortizing goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142.  Excluding the effects of the amortization of goodwill and other indefinite-lived intangible assets in each period, depreciation and amortization expense would have increased $111.6 million, or 10 percent, in 2002 and $170.7 million, or 19 percent, in 2001.  When excluding the effects of the amortization of goodwill and other indefinite-lived intangible assets, the increases in depreciation and amortization expense in both years primarily reflected growth in telecommunications plant in service.  Depreciation and amortization expense for 2002 also included $54.2 million of additional expense attributable to the 2002 wireless and wireline property acquisitions.  Depreciation and amortization expense for 2001 included $53.4 million of additional expense attributable to the 2000 wireless acquisitions.

Pension expense, which is included in both cost of services and selling, general, administrative and other expenses, remained flat in 2002 compared to 2001.  Pension costs for 2001 included special termination benefits incurred in connection with an early retirement program offered by the Company, as further discussed in Note 9 to the consolidated financial statements.  Primarily as a result of these special termination benefits, pension expense in 2001 increased $26.0 million over 2000.  Pension costs for both 2002 and 2001 were both adversely affected by lower investment returns earned on pension plan assets.

Operating income increased $150.9 million, or 9 percent, in 2002 and decreased $2.8 million, or less than 1 percent, in 2001.  The wireline and wireless acquisitions accounted for $133.5 million of the overall increase in operating income in 2002.  The reduction in operating income for 2001 primarily reflected additional goodwill and other intangible assets amortization of approximately $44.0 million related to the acquisitions of wireless assets completed in 2000, partially offset by $39.3 million of additional operating income attributable to those acquisitions.  In addition to the effects of the changes in revenues and sales and operating expenses discussed above, reported operating income for both 2002 and 2001 included the effects of integration expenses, restructuring and other charges as further discussed below.

Integration Expenses and Other Charges

A summary of the integration and other charges recorded in 2002 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$13.4	$—	$3.3	$(0.5)	$16.2
Lease and contract termination costs	12.4	—	2.2	(0.5)	14.1
Computer system conversion and other integration costs	3.4	9.0	8.6	—	21.0
Write-down of investment in business venture	—	—	—	42.3	42.3
Write-down of cell site equipment	7.1	—	—	—	7.1
Write-down of software development costs	4.4	—	—	—	4.4
Branding and signage costs	—	—	7.8	—	7.8
Equipment removal and other disposal costs	2.2	—	—	—	2.2
Total integration expenses and other charges	$42.9	$9.0	$21.9	$41.3	$115.1
Number of employees terminated	910	—	212	—	1,122
Number of lease sites terminated	31	—	7	2	40

On December 13, 2002, ALLTEL and Bradford & Bingley Group announced both companies had agreed to discontinue a business venture.  The business venture, ALLTEL Mortgage Solutions, Ltd., was created in 2000 to provide mortgage administration and information technology products to the mortgage lending industry in the United Kingdom.  Unfortunately, the existing business climate in the United Kingdom limited the business venture’s ability to leverage the business across a broad base of customers.  As a result of this announcement, ALLTEL recorded a write-down of its investment in the business venture, which primarily consisted of capitalized software development costs that had no alternative future use or functionality.  The write-down also included unamortized leasehold improvements and other costs to unwind the business venture.  During the fourth quarter of 2002, the Company also recorded lease termination costs of $1.5 million related to the closing of two data processing centers.  The lease termination costs reflected the estimated minimum contractual commitments over the ensuing one to two years to terminate leases associated with these operating locations.  The Company also recorded a $2.5 million reduction in the liabilities associated with the restructuring of its CLEC operations initiated during the first quarter of 2002, as discussed below.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets and consisted of $2.0 million in lease termination costs and $0.5 million in severance and employee benefit costs.

During the third quarter of 2002, the Company recorded a restructuring charge of $5.5 million consisting of severance and employee benefit costs related to a planned workforce reduction and lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999), as further discussed below.  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 212 employees primarily in the Company’s information services and product distribution operations.  As of December 31, 2002, the Company had paid $2.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In connection with the purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel (see Note 3 to the consolidated financial statements), the Company incurred branding and signage costs of $7.8 million during the third quarter of 2002.  In connection with these acquisitions, the Company also incurred computer system conversion and other integration costs during each of the first three quarters of 2002.  These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon’s customer billing and operations support systems to ALLTEL’s internal systems.

In 2001, during the evaluation of its existing CLEC operations, the Company determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share.  Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL’s CLEC access lines.  In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers.  During the first quarter of 2002, the Company also consolidated its call center and retail store operations.  In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  As previously discussed, in the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  As of December 31, 2002, the Company had paid $11.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.

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

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations.  In connection with these restructuring efforts, ALLTEL recorded restructuring charges during each of the four quarters of 2001.  The Company also recorded write-downs in the carrying value of certain cell site equipment to fair value in connection with the product replacement program previously discussed.

A summary of the restructuring and other charges recorded in 2001 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$54.9	$1.6	$5.5	$0.1	$62.1
Lease and contract termination costs	5.2	0.5	0.4	—	6.1
Write-down of software development costs	8.9	—	—	—	8.9
Write-down of cell site equipment	—	—	9.5	5.6	15.1
Total restructuring and other charges	$69.0	$2.1	$15.4	$5.7	$92.2
Number of employees terminated	1,247	170	216	11	1,644
Number of lease sites terminated	48	10	2	3	63

As indicated in the table above, the restructuring charges consisted of $62.1 million in severance and employee benefit costs related to planned workforce reductions, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and an $8.9 million write-down in the carrying value of certain software development costs.  Included in the severance and employee benefit component of the restructuring charges were non-cash charges of $22.6 million.  These non-cash charges consisted of $21.5 million in additional pension and post-retirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options.  Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company’s pension and post-retirement benefit plans.  During the first quarter of 2001, 230 employees accepted the retirement incentive offer.  The restructuring plans were completed in December 2001 and resulted in the elimination of 1,644 employees, including the employees who accepted the early retirement incentive.  The work force reductions occurred primarily in operations management, engineering, sales and the corporate support functions.  As of December 31, 2002, the Company had paid $39.4 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The lease termination costs recorded in 2001 included $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 63 operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations.  The write-down in the carrying value of certain software development costs resulted from the Company’s formation of a business venture with IBM announced in March 2001.  The business venture, which operates as ALLTEL Corebanking Solutions, a majority-owned consolidated subsidiary of ALLTEL, develops and markets Corebank, a real-time banking system, to financial service organizations in Europe.  Prior to forming the business venture, ALLTEL had been developing its own real-time processing software.  Following the signing of the business venture agreement, ALLTEL ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

In an effort to realign the cost structure in its information services business, ALLTEL recorded a restructuring charge of $10.1 million in 2000.  This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations.  The lease termination costs represented the estimated minimum contractual commitments over the next one to four years for leased facilities that the Company abandoned, net of anticipated sublease income.  As of December 31, 2001, ALLTEL had paid all of the severance and employee-related expenses and completed all of the scheduled employee reductions.

In connection with ALLTEL’s purchase of wireless assets in Louisiana from SBC and the Company’s exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges of $19.9 million in 2000.  These charges consisted of $14.6 million in branding and signage costs and $5.3 million in severance and employee-related expenses related to a planned workforce reduction.  The integration plan provided for the elimination of 22 employees in the Company’s wireless operations management, engineering and sales support functions.  During 2000, the Company paid $5.3 million in severance and employee-related expenses and completed all of the planned employee reductions.

As a result of completing the restructuring of its wireline operations initiated in September 1999, the Company recorded a $2.1 million reduction in the liabilities associated with this restructuring plan in 2000.  The adjustment reflected differences between estimated and actual severance costs paid and a reduction in the number of employees to be terminated under the plan.  During 2000, the Company also recorded a $2.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999.  The reduction consisted of decreases in estimated severance costs of $2.3 million and $0.2 million, respectively, related to the 1999 acquisitions of Aliant Communications Inc. (“Aliant”) and Liberty Cellular, Inc. (“Liberty”).  The adjustments primarily reflected a reduction in the expected number of Aliant employees to be terminated under the merger and integration plans, as well as differences between actual and estimated severance costs paid.  As of December 31, 2002, the remaining unpaid liability relating to ALLTEL’s acquisitions of Aliant and Liberty was $1.5 million and consisted of unpaid severance and employee-related expenses.

As of December 31, 2002, the remaining unpaid liability related to the Company’s integration and restructuring activities was $15.7 million, consisting of severance and employee-related expenses of $3.6 million and lease cancellation and contract termination costs of $12.1 million.  Cash outlays for the remaining employee-related expenses and lease termination costs will be disbursed over the ensuing 12 to 48 months.  Funding for the remaining unpaid liability will be internally financed from operating cash flows.  The integration expenses and other charges decreased net income $62.5 million, $54.8 million and $15.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.  (See Note 9 to the consolidated financial statements for additional information regarding these charges.)  The integration expenses and other charges discussed above are not allocated to the Company’s business segments, as management evaluates segment performance excluding the effects of these items.

Non-Operating Income (Expense), Net
(Millions)	2002	2001	2000
Equity earnings in unconsolidated partnerships	$65.8	$57.0	$120.5
Minority interest in consolidated partnerships	(69.9)	(71.8)	(97.2)
Other income, net	2.4	12.8	24.0
Non-operating income (expense), net	$(1.7)	$(2.0)	$47.3

Non-operating expense, net decreased $0.3 million, or 15 percent, in 2002 and increased $49.3 million, or 104 percent, in 2001.  Equity earnings in unconsolidated partnerships in 2002 included $15.1 million of additional income resulting from the acquisition of certain minority partnership interests from CenturyTel, as previously discussed.  The increase in equity earnings in 2002 attributable to the CenturyTel acquisition was partially offset by the fourth quarter 2001 acquisition of a controlling interest in a Texas wireless partnership, in which the Company previously held a minority ownership interest.  Minority interest expense for 2002 included $5.6 million of additional expense resulting from the acquisition of certain non-wholly owned partnership interests from CenturyTel.  The increase in minority interest expense attributable to the CenturyTel acquisition was offset in 2002 by the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs as part of the dissolution of a wireless partnership with BellSouth Mobility, Inc. (“BellSouth”) that was completed in 2001.  Other income, net for 2002 included additional interest income of $8.2 million from investing the cash proceeds from ALLTEL’s equity unit and long-term debt offerings, as previously discussed.  Other income, net for 2002 also included net losses of $12.1 million related to the disposal of property, plant and equipment.  Other income, net for 2001 included pretax gains from the sale of miscellaneous stock investments of $8.4 million.  The decrease in equity earnings in unconsolidated partnerships in 2001 primarily reflected the sale of certain minority investments to Bell Atlantic and GTE completed during 2000 and the transfer to BellSouth of certain minority investments as part of the dissolution of the BellSouth partnership.  The decrease in minority interest expense in 2001 reflected ALLTEL’s acquisition of the remaining ownership interest in a Georgia Rural Service Area (“RSA”) completed in January 2000 and in a Florida RSA completed in August 2000.  Other income, net for 2000 included a pretax gain of $4.7 million from the sale of a minority interest in a wireless property and pretax gains of $16.7 million realized from the sale of miscellaneous stock investments.

Interest Expense

Interest expense increased $80.9 million, or 30 percent, in 2002 and decreased $24.1 million, or 8 percent, in 2001.  The increase in 2002 primarily reflected the additional interest expense resulting from ALLTEL’s equity unit and long-term debt offerings to finance the cost of its wireline and wireless property acquisitions, as previously discussed.  The decrease in interest expense in 2001 primarily reflected reductions in both the weighted average borrowing amount and interest rates applicable to ALLTEL’s commercial paper program.  The decrease in interest expense attributable to reduced borrowings outstanding under the commercial paper program was partially offset by additional interest costs related to the $425.0 million of long-term debt assumed by ALLTEL in completing the wireless property exchange with GTE.

Gain on Disposal of Assets, Write-Down of Investments and Other

In 2002, the Company recorded a pretax gain of $22.1 million from the sale of a wireless property in Pennsylvania to Verizon Wireless.  The Company also recorded pretax write-downs totaling $15.1 million related to its investment in Hughes Tele.com Limited (“HTCL”).  The initial write-down of $12.5 million was recorded during the second quarter of 2002 in connection with HTCL’s agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL’s common stock.  In December 2002, ALLTEL exchanged its shares of HTCL for non-voting, mandatory redeemable convertible preferred shares of Tata Teleservices Limited (“Tata”), a privately held Indian company.  Subsequently, ALLTEL decided to liquidate this investment by selling the Tata preferred shares.  The additional $2.6 million write-down of the Tata investment recorded in the fourth quarter of 2002 reflected the difference between the carrying amount of the Tata preferred shares and the estimated sales proceeds to be realized by ALLTEL upon completion of the sale, which occurred in February 2003.  During 2002, the Company also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of the wireless partnership with BellSouth involving wireless properties in four states.  As discussed below, this gain was initially recorded in 2001.  This additional adjustment reflected a true up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.  In 2002, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL’s investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.  These transactions increased net income $0.6 million in 2002.

In 2001, ALLTEL recorded pretax gains of $347.8 million from the sale of 20 PCS licenses to Verizon Wireless.  The Company also recorded a pretax gain of $9.5 million upon the dissolution of the partnership with BellSouth.  Upon dissolution, the partnership’s assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes.  ALLTEL also recorded pretax gains of $3.2 million from the sale of certain investments and prepaid $73.5 million of long-term debt prior to its stated maturity date.  In connection with the early retirement of that debt, ALLTEL incurred pretax termination fees of $2.9 million.  These transactions increased net income $212.7 million in 2001.

During 2000, the Company recorded pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic and GTE.  The Company also recorded pretax gains of $36.0 million from the sale of its PCS operations in Birmingham and Mobile, Ala. and nine other PCS licenses, including the license covering the Pensacola, Fla. market.  The sales of the Mobile, Ala. and Pensacola, Fla. PCS assets were necessary in order for ALLTEL to meet the U.S. Department of Justice guidelines regarding the overlap of wireless properties so that the Company could complete the wireless asset exchanges with Bell Atlantic and GTE.  The Company also recorded pretax gains totaling $562.0 million from the sale of equity securities, including ALLTEL’s remaining investment in WorldCom, Inc. (“WorldCom”) common stock.  In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. (“APEX”), a provider of Internet access services.  The write-off was recorded due to adverse market conditions and APEX’s bankruptcy filing.  These transactions increased net income $1,124.3 million in 2000. (See Note 10 to the consolidated financial statements for additional information regarding these items.)

Income Taxes

Income tax expense decreased $163.1 million, or 23 percent, in 2002 and $681.0 million, or 49 percent, in 2001.  The decreases in income tax expense for both years primarily reflected the tax-related effects of the integration expenses and other charges, gain on disposal of assets and write-down of investments previously discussed.  The tax-related effects of these items accounted for $175.3 million and $681.8 million of the overall decreases in income tax expense in 2002 and 2001, respectively, and were partially offset by growth in segment income as further discussed below under “Results of Operations by Business Segment”.  Income tax expense for 2002 also reflected an approximate two percent reduction in the Company’s effective income tax rate from 2001 as a result of no longer amortizing goodwill and other indefinite-lived intangible assets for financial statement purposes pursuant to SFAS No. 142.  Income tax expense for 2001 also reflected a one percent reduction in the Company’s effective state income tax rate from 2000, as state income tax expense for 2000 included the effects of certain gain transactions taxed in states with statutory rates that exceeded ALLTEL’s overall state tax rates for its communications operations.

Cumulative Effect of Accounting Change

In 2001, ALLTEL changed the method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform to the accounting principles followed by the ALLTEL Pension Plan (the “ALLTEL Plan”), a defined benefit pension plan covering substantially all employees working in the Company’s communications and corporate operations.  The change in accounting was completed in conjunction with the Company’s decision to conform future benefits earned under the subsidiary’s plan with the ALLTEL Plan, effective June 1, 2001.  The change in accounting, retroactive to January 1, 2001, affected both the computation and amortization of unrecognized actuarial gains and losses for purposes of computing annual pension cost related to the subsidiary’s pension plan.  The change included modifying the method by which the market-related value of plan assets was determined from a calculated five-year average to actual fair value.  In addition, unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets will be amortized on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5 percent corridor will be amortized over the average remaining service life of active plan participants (approximately 13 years).  Under the method previously followed by the subsidiary’s plan, only unrecognized actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants.  ALLTEL believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary’s plan, and achieve consistency with the ALLTEL Plan.  The effect of these changes in 2001 was to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million.

Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform ALLTEL’s revenue recognition policies to the requirements of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  Prior to January 1, 2000, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers.  With the change in accounting, the Company recognizes wireless access revenues over the period in which the corresponding services are provided.  Because ALLTEL bills its customers on a cycle basis throughout the month, this accounting change resulted in the continuous deferral of approximately 15 days of wireless access revenue.  In addition, ALLTEL previously recognized when billed fees assessed to communications customers to activate service.  With the change in accounting, the Company now recognizes these fees over the expected life of the customer.  These changes in revenue recognition decreased income before cumulative effect of accounting change by $4.6 million, or $.01 per share, in 2000. (See Note 2 to the consolidated financial statements for additional information regarding these changes in accounting principles.)

Net income decreased $142.7 million, or 13 percent, in 2002 and $861.8 million, or 45 percent, in 2001.  Basic and diluted earnings per share both decreased 13 percent in 2002 and 44 percent in 2001.  As previously discussed, operating results for 2002 reflected the effects of no longer amortizing indefinite-lived intangible assets, additional net interest cost due to prefunding ALLTEL’s wireline and wireless acquisitions, integration expenses and other charges, and the write-down in receivables due to an interexchange carrier’s bankruptcy filing.  Reported net income and earnings per share for all three years also included the effects of gains realized from the exchange or sale of assets, investment write-downs, termination fees on the early retirement of long-term debt and the cumulative effect of accounting changes.  The effects of these items accounted for $171.3 million and $889.8 million of the overall decreases in net income in 2002 and 2001, respectively, and were partially offset by growth in segment income, as further discussed below under “Results of Operations by Business Segment”.  Excluding the effects of these items in each year, net income would have increased $28.6 million, or 3 percent, in 2002 and $28.0 million, or 3 percent, in 2001 and basic and diluted earnings per share both would have increased 3 percent in 2002 and 4 percent in 2001.

Average Common Shares Outstanding

The average number of common shares outstanding decreased slightly in 2002 and decreased 1 percent in 2001.  The decreases in both periods were primarily due to the Company’s repurchase of 3.3 million of its common shares during the second quarter of 2001, as further discussed below.  The effects on the average number of common shares outstanding resulting from the repurchase of stock were partially offset in 2002 and 2001 by additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

(Dollars in millions, customers in thousands)	2002	2001	2000
Revenues and sales:
Service revenues	$3,999.2	$3,639.8	$3,349.6
Product sales	161.0	192.2	187.0
Total revenues and sales	4,160.2	3,832.0	3,536.6
Costs and expenses:
Cost of services	1,213.8	1,011.1	1,011.9
Cost of products sold	430.6	467.1	322.9
Selling, general, administrative and other	990.3	907.1	854.2
Depreciation and amortization	577.6	619.0	480.8
Total costs and expenses	3,212.3	3,004.3	2,669.8
Segment income	$947.9	$827.7	$866.8
Total customers	7,601.6	6,683.0	6,241.6
Gross customer additions	3,157.0	2,297.6	2,906.6
Net customer additions	1,032.5	441.4	1,223.0
Prepaid customer unit adjustment	(113.9)	—	—
Market penetration rate	12.9%	13.5%	12.6%
Postpaid customer churn	2.23%	2.34%	2.33%
Total churn	2.50%	2.41%	2.50%
Average revenue per customer per month	$46.97	$47.09	$49.40
Cost to acquire a new customer	$304	$302	$307

Excluding the effect of acquisitions, ALLTEL added more than 2.4 million gross customers in 2002, compared to nearly 2.3 million gross customers in 2001 and 2.1 million in 2000.  As a result of this increase in gross customer additions, the total number of wireless customers served by ALLTEL increased 14 percent during 2002, compared to an annual growth rate in customers of 7 percent in 2001.  As previously discussed, on August 1, 2002, the Company completed the purchase of substantially all of the wireless assets of CenturyTel.  This acquisition accounted for approximately 762,000 of the overall increase in wireless customers that occurred during 2002.  During the third quarter of 2002, in integrating the operations of the former CenturyTel properties, ALLTEL upgraded the acquired markets to a CDMA-based network, launched the ALLTEL brand name and began offering regional and national rate plans.  The Company also standardized disconnect policies across its entire wireless operations, the primary effects of which were a two-month advancement of customer disconnects among the Company’s prepaid customer segment and a reduction of ALLTEL’s customer base by approximately 114,000 customers.  This policy change did not affect reported operating results, because the customer accounts disconnected were inactive.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) decreased to 12.9 percent as of December 31, 2002, primarily due to lower penetration levels in the markets acquired from CenturyTel.

In addition to the effects of heightened competition and increased penetration levels in the wireless industry, economic factors, including weakening customer demand and consumer credit, also affected customer growth rates in the wireless industry during 2002.  The level of customer growth during 2003 will be dependent upon the Company’s ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market.  The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phones to existing customers and pursuing strategic acquisitions.

The Company continues to focus its efforts on lowering postpaid customer churn (average monthly rate of customer disconnects).  To improve customer retention, the Company offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to digital handsets due to technology advancements.  In addition, the Company continues to upgrade its telecommunications network in order to provide enhanced service offerings to customers.  These efforts helped to reduce postpaid customer churn in 2002, despite heightened competition and declining economic conditions.  Total churn increased in 2002 primarily due to the standardization of disconnect policies previously discussed and an increase in the actual number of prepaid customer disconnects during the fourth quarter of 2002.

Wireless revenues and sales increased $328.2 million, or 9 percent, in 2002 and $295.4 million, or 8 percent, in 2001.  Service revenues increased $359.4 million, or 10 percent, in 2002 and $290.2 million, or 9 percent, in 2001.  The increases in service revenues in both years primarily reflected growth in ALLTEL’s customer base and the resulting increase in access revenues.  The acquisition of the CenturyTel properties accounted for approximately $179.3 million of the overall increase in service revenues and $186.4 million of the overall increase in total revenues and sales in 2002.  The acquisition of wireless properties in Louisiana and the exchange of wireless properties with Bell Atlantic and GTE accounted for approximately $248.9 million of the overall increase in service revenues and $269.2 million of the overall increase in total revenues and sales in 2001.  In addition to the effects of the acquisitions, service revenues in 2002 and 2001 also reflected increases in the sale of enhanced services, including call waiting, call forwarding, three-way calling, voicemail and equipment protection plans.  Revenues from these enhanced services increased $27.3 million and $33.2 million in 2002 and 2001, respectively, reflecting increased demand for these service offerings.  Fees assessed for early disconnection, late payment and reconnection services increased $54.4 million and $14.4 million in 2002 and 2001, respectively, reflecting enhancements to ALLTEL’s billing systems to consistently charge for these services and the overall decline in economic conditions and weakening consumer credit.  Service revenue growth in 2002 and 2001 attributable to customer growth, acquisitions, increased access revenues and additional revenues earned from enhanced services and fees were partially offset by lower airtime and retail roaming revenues and a decrease in wholesale roaming rates.  The decrease in airtime and retail roaming revenues primarily reflected the expansion of local, regional and national calling areas.  Average revenue per customer per month in both 2002 and 2001 continued to be adversely affected by decreased wholesale roaming rates, the effects of which were partially offset in 2002 by increased sales of the Company’s higher-yield Total and National Freedom rate plans.  In addition to the effects of decreased wholesale roaming rates, the decrease in average revenue per customer per month in 2001 reflected the effects of the local, regional and national calling plans and continued penetration into more competitive retail and non-traditional market segments.

Service revenue growth also reflected increases in rental revenues, which increased $16.0 million and $21.1 million in 2002 and 2001, respectively.  The increases in both years primarily resulted from ALLTEL’s agreement with American Tower Corporation (“American Tower”) to lease to American Tower 1,773 of the Company’s cell site towers for $531.9 million of cash paid in advance.  This transaction was structured to close in several phases and resulted in 869 tower closings in the second quarter of 2001, 537 tower closings in the third quarter of 2001 and 342 tower closings in the fourth quarter of 2001.  The final phase of the transaction, involving 25 towers, was completed in February 2002.  Proceeds from this leasing transaction are recognized as service revenues on a straight-line basis over the fifteen-year lease term.

Service revenue growth during 2003 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling additional enhanced services.

Product sales decreased $31.2 million, or 16 percent, in 2002 and increased $5.2 million, or 3 percent, in 2001.  Excluding the effects of the property acquisitions completed in 2002 and 2000, product sales would have decreased $38.3 million, or 20 percent, and $15.0 million, or 10 percent, in 2002 and 2001, respectively.  Net of the effects of the acquisitions, the decreases in product sales in 2002 and 2001 were primarily due to lower retail prices driven by increased competition.  Reduced wholesale volumes, as compared to 2001, also contributed to the decrease in product sales in 2002.

Cost of services increased $202.7 million, or 20 percent, in 2002.  The acquisition of the CenturyTel properties accounted for approximately $48.2 million of the overall increase in cost of services in 2002.  In addition to the effects of the CenturyTel acquisition, cost of services for 2002 reflected increases in network-related costs, customer service expenses and bad debts.  Network-related expenses increased $34.2 million in 2002 primarily due to increased network traffic resulting from customer growth and expansion of calling areas.  Customer service expense increased $20.1 million in 2002 reflecting the expansion of ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the CenturyTel acquisition.  Bad debt expense increased $100.2 million in 2002 primarily reflecting the effects of fourth quarter 2001 marketing programs directed toward the credit-challenged customer segment and weakening consumer credit, as previously noted.  Cost of services decreased $0.8 million, or less than 1 percent, in 2001.  The decrease in 2001 reflected a $54.0 million reduction in losses sustained from fraud due to the Company’s continuing efforts to control unauthorized usage of its customers’ wireless telephone numbers that results in unbillable fraudulent roaming activity.  Cost of services for 2001 also reflected reduced customer service expenses of $63.7 million due to reduced customer retention costs and the effects of the Company’s 2001 restructuring efforts.  The reduced losses sustained from fraud and decreased customer service expenses were partially offset by $62.0 million of additional expenses attributable to the wireless property acquisitions completed in 2000, increased network-related expenses of $22.2 million and additional bad debt expense of $34.6 million.

Cost of products sold decreased $36.5 million, or 8 percent, in 2002.  Excluding the effects of the CenturyTel acquisition, cost of products sold would have decreased $51.3 million, or 11 percent, consistent with the overall decline in product sales discussed above.  Cost of products sold increased $144.2 million, or 45 percent, in 2001 consistent with the growth in gross customer activations, the selling of higher-priced digital phones and the Company’s continuing efforts to migrate customers from analog to digital equipment.  The acquisitions of wireless properties completed in 2000 accounted for $67.6 million of the overall increase in cost of products sold in 2001.

Selling, general, administrative and other expenses increased $83.2 million, or 9 percent, in 2002 and $52.9 million, or 6 percent, in 2001.  The acquisition of the CenturyTel properties accounted for approximately $41.8 million of the overall increase in selling, general, administrative and other expenses in 2002.  In addition to the effects of the CenturyTel property acquisition, selling, general, administrative and other expenses for 2002 reflected increased commission costs of $46.6 million consistent with the growth in gross customer additions and increased sales of the Company’s Total and National Freedom rate plans.  Commissions expense also reflected increased commissions paid to outside agents reflecting a shift in the Company’s distribution and product mix, as further discussed below.  Commission rates paid to the Company’s internal sales force and outside agents are higher on the sales of the Company’s more profitable Total and National Freedom rate plans than comparable rates paid on other lower-margin rate plans offered by the Company.  Selling, general, administrative and other expenses for 2002 and 2001 also reflected increases in regulatory assessment fees of $12.1 million and $23.6 million, respectively, consistent with the growth in wireless customers.  The increase in selling, general, administrative and other expenses in 2002 attributable to the CenturyTel acquisition and higher commissions expense and regulatory fees was partially offset by decreased advertising costs of $21.0 million.  The decrease in advertising expense reflected discounted pricing received by ALLTEL due to purchasing advertising in bulk, as a result of centralizing the Company’s advertising efforts.  The acquisitions of wireless properties completed in 2000 accounted for $46.9 million of the overall increase in selling, general, administrative and other expenses in 2001.  Advertising costs increased $42.5 million in 2001 primarily attributable to a nationwide branding campaign and other promotional activities.  The increase in selling, general, administrative and other expense in 2001 attributable to the acquisitions and increased advertising costs and regulatory fees was partially offset by decreased commission costs of $34.1 million, primarily reflecting a shift in the Company’s distribution mix, as further discussed below.  A reduction in administrative expenses, primarily resulting from the Company’s 2001 restructuring efforts, also favorably impacted selling, general, administrative and other expenses in 2001.

Depreciation and amortization expense decreased $41.4 million, or 7 percent, in 2002 and increased $138.2 million, or 29 percent, in 2001.  The decrease in depreciation and amortization expense in 2002, primarily resulted from the effects of no longer amortizing goodwill and other indefinite-lived intangible assets pursuant to SFAS No. 142, as previously discussed.  Excluding the effects of amortization of indefinite-lived intangible assets, depreciation and amortization expense would have increased $49.3 million, or 9 percent, in 2002, reflecting growth in wireless plant in service and $16.4 million of additional depreciation expense attributable to the CenturyTel acquisition.  Conversely, the increase in depreciation and amortization expense in 2001 reflected additional amortization of goodwill and other intangible assets of $43.9 million associated with the acquisitions of wireless assets completed in 2000.  In addition, depreciation expense increased $94.3 million, reflecting growth in wireless plant in service and $53.4 million of additional depreciation expense attributable to the 2000 wireless property acquisitions.

Wireless segment income increased $120.2 million, or 15 percent, in 2002, primarily due to the growth in revenues and sales noted above.  The acquisition of the CenturyTel properties accounted for approximately $65.2 million of the overall increase in segment income in 2002.  In addition to reflecting the CenturyTel acquisition, segment income in 2002 was also favorably affected by the cessation of amortizing goodwill and other indefinite-lived intangibles assets in accordance with SFAS No. 142, as previously discussed.  Conversely, segment income in 2002 was adversely affected by $3.1 million related to the write-down of receivables due to an interexchange carrier’s bankruptcy filing.  Excluding the effects of amortization of indefinite-lived intangible assets and the write-down of receivables, wireless segment income would have increased $32.7 million, or 4 percent, in 2002.  Wireless segment income decreased $39.1 million, or 5 percent, in 2001, as growth in operating revenues was more than offset by increased costs and expenses as discussed above.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  The increase in per unit customer acquisition costs in 2002 primarily reflected the increase in commissions expense.  As previously discussed, the increase during 2002 in commissions paid to outside agents reflected a shift in the Company’s distribution and product mix, as proportionately higher sales volumes were generated from ALLTEL’s external sales distribution channels.  Conversely, the decrease in customer acquisition costs in 2001 primarily resulted from lower commissions expense due to a shift in the Company’s distribution mix, as proportionately higher sales volumes were generated from ALLTEL’s internal sales distribution channels.  Commissions paid to outside agents also decreased in 2001, reflecting a shift in the mix of the Company’s external distribution channels from national to local dealers.  The decrease in cost to acquire a new customer in 2001 attributable to lower commission costs was partially offset by increased advertising costs as noted above.  In addition, margins earned from the sale of digital handsets and other accessories declined driven by lower retail prices, reflecting very competitive market conditions.  The Company has expanded its internal sales distribution channels through Company retail stores and kiosks located in shopping malls and other retail outlets and mass merchandisers.  During 2002 and 2001, approximately 70 percent and 80 percent, respectively, of the gross customer additions came through ALLTEL’s internal distribution channels.  Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers.  Although ALLTEL intends to manage the costs of acquiring new customers during 2003 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

A summary of the integration expenses and other charges related to the wireless operations that were not included in the determination of segment income were as follows for the years ended December 31:

(Millions)	2002	2001	2000
Severance and employee benefit costs	$6.4	$29.3	$5.3
Lease and contract termination costs	5.2	2.8	—
Computer system conversion and other integration costs	4.0	—	—
Write-down of cell site equipment	7.1	15.1	—
Write-down of software development costs	0.3	—	—
Branding and signage costs	4.1	—	14.6
Reversal of previous accrued charges	—	—	(2.5)
Total integration expenses and other charges	$27.1	$47.2	$17.4

Regulatory Matters-Wireless Operations

The Company is subject to regulation by the Federal Communications Commission (“FCC”) as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers.  Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  The outcome of this proceeding could change the way ALLTEL receives compensation from other carriers and its wireless customers.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

Under rules established by the FCC, effective November 24, 2002, all Commercial Mobile Radio Services (“CMRS”) providers were required to participate in a nationwide number conservation program known as thousand block number pooling in accordance with roll out schedules established by the FCC.  CMRS providers must modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.

Number pooling is an FCC mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.  FCC rules also require that CMRS providers implement wireless local number portability, an intercarrier network function that permits customers to retain their existing telephone number when moving from one telecommunications carrier to another.  On July 26, 2002, compliance with the FCC requirements for wireless local number portability was extended by one year to November 24, 2003.  Rules governing the number of MSAs in which wireless local number portability must be deployed, as well as the process for triggering a carrier’s obligation to provide wireless local number portability in markets both within the top MSAs and below, remain subject to reconsideration by the FCC.  Recently, the FCC denied a request of Verizon Wireless seeking forbearance of the CMRS provider’s obligation to provide wireless local number portability.  The FCC decision has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit.  Oral arguments related to this appeal are scheduled for April 15, 2003.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing wireless local number portability, ALLTEL believes these requirements, when implemented, would result in a significant increase in both its operating costs and customer churn rates.

In addition, wireless service carriers must also provide 911 emergency service in a two-phased approach.  In phase one, the carriers must provide service capabilities to determine station locations for originated calls.  In phase two, wireless carriers must determine the location of a caller within fifty meters of an originated call.  The second phase requirements were set to begin by October 1, 2001, but, due to technology unavailability, the Company requested a limited waiver of these requirements.  On July 26, 2002, the FCC released an order granting a temporary stay of the 911 emergency implementation rules as they apply to the Company.  The FCC order provides for a phased-in deployment of an Automatic Location Identification (“ALI”) capable network or handset-based technology to begin on March 1, 2003.  ALI capability will permit rapid response in situations where callers are disoriented, disabled, unable to speak or do not know their location by allowing for the immediate dispatch of emergency assistance to the caller’s location.  Under the FCC order, the Company must employ handset-based ALI technology and will be required to (1) begin selling and activating ALI-capable handsets no later than March 1, 2003; (2) ensure that at least 25 percent of all new handsets activated are ALI capable no later than May 31, 2003; (3) ensure that at least 50 percent of all new handsets activated are ALI capable no later than

May 31, 2004; and (5) ensure that penetration of ALI capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI capable handsets in June 2002 and expects to comply with the remaining requirements.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when fully implemented, could result in a significant increase in its operating costs.

Communications-Wireline Operations

(Dollars in millions, except access lines in thousands)	2002	2001	2000
Revenues and sales:
Local service	$1,017.9	$909.6	$840.4
Network access and long-distance	943.5	855.0	833.8
Miscellaneous	218.3	200.3	182.0
Total revenues and sales	2,179.7	1,964.9	1,856.2
Costs and expenses:
Cost of services	645.0	565.5	545.6
Cost of products sold	24.8	28.4	27.4
Selling, general, administrative and other	251.3	226.3	246.3
Depreciation and amortization	465.6	412.0	378.2
Total costs and expenses	1,386.7	1,232.2	1,197.5
Segment income	$793.0	$732.7	$658.7
Access lines in service	3,167.3	2,612.3	2,572.3

Wireline revenues and sales increased $214.8 million, or 11 percent, in 2002 and $108.7 million, or 6 percent, in 2001.  Wireline operating revenues for 2000 included the effect of the $11.5 million litigation settlement with the Georgia Public Service Commission (the “Georgia PSC”).  As reported in Note 13 to the consolidated financial statements, in September 2000, ALLTEL and the Georgia PSC reached a final settlement agreement to resolve all pending litigation involving the two parties.  Under terms of the final agreement, ALLTEL agreed to issue a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia.  The credits were issued to business and residential customers during the fourth quarter of 2000 and totaled $11.5 million.  The Company recorded the credits as a reduction in wireline operating revenues.  The one-time customer credits were in addition to other commitments agreed to by ALLTEL under an earlier version of the settlement agreement signed in April 2000.  As part of the earlier agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates prospectively.  ALLTEL also agreed to future reductions in funds received from the Georgia Universal Service Fund.  These revenue reductions totaled approximately $26.0 million in 2001 and $11.7 million in 2000.

As previously discussed, on August 1, 2002, the Company completed the purchase from Verizon of wireline properties in Kentucky.  This acquisition accounted for approximately 589,000 of the overall increase in wireline customers that occurred during 2002.  Excluding the effects of the acquisition, customer access lines decreased approximately one percent during 2002, reflecting declines in both primary and second access lines and ALLTEL’s decision to exit CLEC markets in seven states, as previously discussed.  Slower economic growth, along with the effects of substitution of wireless, cable television and high-speed access services for the Company’s wireline services, also adversely affected the Company’s internal access line growth rates in 2002, and the Company expects some degree of access line loss to continue in 2003.

To maintain revenue growth in 2003, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services.  Deployment of DSL service is an important strategic initiative for ALLTEL.  Currently, DSL service is available to approximately one half of the Company’s wireline customers.  During 2002, the number of DSL customers has nearly tripled to approximately 70,000 customers.

Local service revenues increased $108.3 million, or 12 percent, in 2002 and $69.2 million, or 8 percent, in 2001.  Local service revenues for 2000 included the effect of the Georgia PSC litigation settlement previously discussed.  Excluding the effect of this settlement, local service revenues would have increased $57.7 million, or 7 percent, in 2001.  The acquisition of wireline properties in Kentucky accounted for $91.6 million of the overall increase in local service revenues in 2002, while growth in customer access lines accounted for $17.2 million of the overall growth in local service revenues in 2001.  In addition to the effects of the acquisition and customer growth, local service revenues in 2002 and 2001 also reflected growth in revenues derived from the sales of enhanced products and services, reflecting increased demand for these services.  Revenues from these enhanced services increased $10.0 million in 2002 and $18.4 million in 2001.  Revenues derived from integrated digital network services, which increased $3.9 million in 2002 and $8.7 million in 2001, and from the sale of equipment protection plans, which increased $3.2 million in 2002 and $6.8 million in 2001, also contributed to the growth in local service revenues in each year.

Network access and long-distance revenues increased $88.5 million, or 10 percent, in 2002 and $21.2 million, or 3 percent, in 2001.  The acquisition of wireline properties in Kentucky accounted for $79.7 million of the overall increase in network access and long-distance revenues in 2002.  In addition to the effects of the acquisition, the increase in network access and long-distance revenues in 2002 also reflected higher volumes of network usage and growth in revenues from data services, partially offset by reductions in intrastate toll revenues.  Network access and long-distance revenues increased in 2001 primarily as a result of higher volumes of network usage and growth in customer access lines, partially offset by a reduction in intrastate toll revenues.  Network access and long-distance revenues also reflected reductions of $8.4 million in 2002 and $14.6 million in 2001 in revenues received from the Georgia Universal Service Fund.  These revenue reductions resulted from the litigation settlement between ALLTEL and the Georgia PSC finalized in 2000 noted above.

Miscellaneous revenues primarily consisted of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and Internet services.  Miscellaneous revenues increased $18.0 million, or 9 percent, in 2002 and $18.3 million, or 10 percent, in 2001.  The acquisition of wireline properties in Kentucky accounted for $12.3 million of the overall increase in miscellaneous revenues in 2002.  In addition to the effects of the acquisition, the increase in miscellaneous revenues in 2002 also reflected growth in Internet service and directory advertising revenues.  Internet service revenues increased $9.8 million in 2002, primarily due to customer growth and an increase in the standard monthly rate charged to customers for this service initiated during the fourth quarter of 2001, while directory advertising revenues increased $2.4 million in 2002.  Partially offsetting the growth in Internet service and directory advertising revenues were declines in customer premise equipment sales, which decreased $12.2 million.  The decrease primarily occurred in the Company’s CLEC operations and reflected ALLTEL’s strategic decision in 2002 to exit CLEC operations in seven markets, as previously discussed.  The increase in miscellaneous revenues in 2001 primarily resulted from increased Internet service revenues of $10.8 million and growth in directory advertising revenues of $4.1 million.

Cost of services increased $79.5 million, or 14 percent, in 2002 and $19.9 million, or 4 percent, in 2001.  Cost of services for 2002 included the effect of the write-down of receivables due to an interexchange carrier’s bankruptcy filing previously discussed.  Excluding the effect of this write-down, cost of services would have increased $68.6 million, or 12 percent, in 2002.  The acquisition of wireline properties in Kentucky accounted for $52.8 million of the overall increase in cost of services in 2002.  In addition to the effects of the acquisition, cost of services for 2002 reflected increased network-related costs of $13.1 million, primarily due to increased network usage.  The increase in cost of services in 2001 was also attributable to increased network-related expenses consistent with the growth in customer access lines and the resulting increase in network usage.

Selling, general, administrative and other expenses increased $25.0 million, or 11 percent, in 2002 and decreased $20.0 million, or 8 percent, in 2001.  The acquisition of the wireline properties in Kentucky accounted for approximately $22.1 million of the overall increase in 2002.  The reduction in selling, general, administrative and other expenses in 2001 primarily reflected cost savings from the Company’s 2001 restructuring efforts, as previously discussed.

Depreciation and amortization expense increased $53.6 million, or 13 percent, in 2002 and $33.8 million, or 9 percent, in 2001.  Depreciation and amortization expense in 2002 included the effects of no longer amortizing goodwill in accordance with to SFAS No. 142, as previously discussed.  Excluding the effects of amortization of goodwill, depreciation and amortization expense would have increased $58.2 million, or 14 percent, in 2002, primarily reflecting $37.8 million of additional depreciation expense attributable to the acquisition of wireline properties in Kentucky.  The increase in depreciation and amortization expense in 2001 primarily reflected growth in wireline plant in service.

Wireline segment income increased $60.3 million, or 8 percent, in 2002 and $74.0 million, or 11 percent, in 2001.  Segment income in 2002 was also favorably impacted by the effect of no longer amortizing goodwill in accordance with SFAS No. 142.  Conversely, wireline segment income for 2002 included $10.9 million of the write-down of receivables due to an interexchange carrier’s bankruptcy filing, as previously discussed.  Excluding the effects of the amortization of goodwill and write-down of receivables, wireline segment income would have increased $66.7 million, or 9 percent, in 2002.  Net of the effects of the goodwill amortization and receivables write-down, growth in segment income in 2002 reflected the acquisition of wireline properties in Kentucky, which accounted for $68.3 million of the increase in segment income in 2002.  Growth in segment income for 2001 reflected the increases in wireline operating revenues and reductions in selling, general, administrative and other expenses, primarily resulting from the Company’s restructuring efforts, as previously discussed.  The increase in segment income in 2001 attributable to revenue growth and cost savings was partially offset by increases in cost of services and depreciation and amortization expense as discussed above.

A summary of the integration expenses and other charges related to the wireline operations that were not included in the determination of segment income were as follows for the years ended December 31:

(Millions)	2002	2001	2000
Severance and employee benefit costs	$6.6	$18.5	$—
Lease and contract termination costs	3.8	—	—
Computer system conversion and other integration costs	17.0	—	—
Write-down of software development costs	4.1	—	—
Branding and signage costs	3.7	—	—
Equipment removal and other disposal costs	2.2	—	—
Reversal of previous accrued charges	—	—	(2.1)
Total integration expenses and other charges	$37.4	$18.5	$(2.1)

Regulatory Matters-Wireline Operations

Except for the Kentucky properties acquired from Verizon and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  The Company periodically reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  ALLTEL’s ILEC operations have begun to experience some competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, radio-based personal communications companies, and competitive service providers including those utilizing UNE-P (“Unbundled Network Elements-Platform”).  Through December 31, 2002, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future.  If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations ranging in an amount of approximately $15.0 to $25.0 million.  The non-cash charge would consist primarily of the write-off of previously established regulatory assets and liabilities.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.  Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  ALLTEL does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which the Company’s ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions.  The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate.  The Nebraska ILEC properties and the recently acquired Kentucky properties operate under interstate price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of price cap regulation associated with its Nebraska ILEC properties and, in the same order, the FCC granted ALLTEL a waiver with respect to the Kentucky properties.  Both waivers will remain in effect until the FCC completes a comprehensive review of the waiver process.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  The outcome of this proceeding could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  At this time, ALLTEL cannot estimate whether or when any such changes will occur or, if they occur, what would be the impact of the changes on its ILEC revenues and expenses.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years.  At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.  On December 13, 2002, the FCC released its interim Universal Service Fund (“USF”) contribution report and order and further notice of proposed rulemaking.  Under this ruling, the method for providing federal universal service fund contributions will change from the current interstate revenue-based arrangement to contributions based on projected revenues.  Effective April 1, 2003, carriers must also limit the USF line item on the customer bill to the USF contribution obligation of the carrier.  These interim universal service changes are not expected to have a material adverse effect on the Company’s wireline operations.

In May 2001, the FCC also released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap ILECs and a freeze of all allocation factors for rate-of-return ILECs.  This order also gave rate-of-return ILECs a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors.  ALLTEL opted not to freeze its allocation factors.  In June 2001, the FCC waived certain provisions of its Part 69 access charge rules to allow non-price cap ILECs to include in their tariff filings an end-user charge to recover their universal service contributions.  ALLTEL ILECs tariffed the surcharge in their annual interstate access tariff filing and began assessing the surcharge effective August 1, 2001.

In October 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues.  The order lowered traffic sensitive switched access rates, increased the subscriber line charge (“SLC”) over time to bring it in line with SLCs adopted for price cap carriers and phased out carrier common line charges in favor of a new portable “Interstate Common Line Support” universal service mechanism, and retained the authorized 11.25 percent rate of return.  The residential and single-line business SLC cap phase-in began on January 1, 2002, increased on July 1, 2002 and may increase again on July 1, 2003, subject to a FCC review of SLC caps for price cap carriers.  The Company does not expect that this order will have a material adverse effect on its consolidated financial results during 2003.

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC’s policies on unbundled network elements (“UNEs”).  UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate.  The rulemaking asks whether the FCC should retain, modify, or eliminate its existing definitions and requirements for unbundled network elements.  A decision is expected from the FCC in the first quarter 2003.  At this time, ALLTEL cannot predict the impact of the FCC’s decision on its ILEC revenues and expenses.

During the first quarter of 2002, the FCC initiated a rulemaking that could result in the deregulation of wireline broadband for Internet access services.  The FCC’s tentative conclusion is that wireline broadband Internet access should be classified as an information service rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.  At this time, ALLTEL cannot estimate whether or when any such changes will occur or, if they occur, what the impact of the changes on its ILEC revenues and expenses would be.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services Operations

(Millions)	2002	2001	2000
Revenues and sales:
Product distribution	$371.3	$367.7	$503.9
Directory publishing	119.1	146.2	130.3
Long-distance and network management services	316.2	309.9	272.4
Total revenues and sales	806.6	823.8	906.6
Costs and expenses:
Cost of services	208.7	190.5	178.0
Cost of products sold	439.2	444.7	556.2
Selling, general, administrative and other	68.1	75.6	91.6
Depreciation and amortization	27.2	22.4	17.4
Total costs and expenses	743.2	733.2	843.2
Segment income	$63.4	$90.6	$63.4

Revenues and sales decreased $17.2 million, or 2 percent, in 2002 and $82.8 million, or 9 percent, in 2001.  As noted in the table above, the decrease in revenues and sales in 2002 reflected reductions in directory publishing revenues, partially offset by growth in sales of telecommunications and data products and increased revenues from long-distance and network management services.  Directory publishing revenues decreased $27.1 million primarily due to a reduction in the number of directory contracts published, as a result of the loss of one large customer.  Sales of telecommunications and data products increased $3.6 million in 2002, as sales to affiliates increased $12.5 million, primarily due to additional purchases made by the Company’s wireline subsidiaries reflecting the Verizon acquisition.  Sales to non-affiliates decreased $8.9 million in 2002, reflecting a reduction in capital spending by telecommunications companies.  Revenues from long-distance and network management services increased $6.3 million in 2002, primarily driven by growth in ALLTEL’s customer base for these services, partially offset by a decrease in customer billing rates due to competition.

The decrease in revenues and sales in 2001 primarily resulted from a reduction in sales of telecommunications and data products, which decreased $136.2 million.  Sales to affiliates accounted for $94.2 million of the overall decrease in sales of telecommunications and data products in 2001, primarily due to a reduction in purchases made by the Company’s wireline subsidiaries, reflecting timing differences in the purchases of materials and equipment related to long-term construction projects.  Sales to non-affiliates also declined $42.0 million in 2001, primarily reflecting a general reduction in capital spending by telecommunications companies due to economic conditions and the industry’s emphasis on controlling costs.  Revenues from long-distance and network management services increased $37.5 million in 2001, primarily driven by growth in ALLTEL’s customer base for these services.  Directory publishing revenues increased $15.9 million in 2001, primarily reflecting an increase in the number of directory contracts published.

A summary of the integration expenses and other charges related to the communications support services operations that were not included in the determination of segment income were as follows for the years ended December 31:

(Millions)	2002	2001	2000
Severance and employee benefit costs	$1.4	$1.9	$—
Lease and contract termination costs	3.6	1.0	—
Total integration expenses and other charges	$5.0	$2.9	$—

Excluding the effects of the integration expenses and other charges noted above, the decrease in segment income in 2002 reflected the overall reduction in revenues and sales noted above, lower gross profit margins realized by the product distribution and long-distance operations and an increase in depreciation expense.  Gross profit margins for the long-distance operations primarily reflected the reduction in customer billing rates and increased network-related expenses due to growth in its customer base.  Gross profit margins for the product distribution operations reflected lower margins earned on affiliated sales and the effects of increased competition from other distributors and from direct sales by manufacturers.  Depreciation and amortization expense increased $4.8 million in 2002, due mainly to the growth in plant in service supporting the long-distance and network management operations.  Although revenues and sales decreased in 2001, segment income increased primarily due to improved profit margins realized by the long-distance operations.  The improved profit margins reflected reduced network costs as a result of transporting more traffic on ALLTEL’s own fiber network as compared to the prior year.

Information Services Operations

(Millions)	2002	2001	2000
Revenues and sales	$990.1	$1,035.2	$1,014.6
Costs and expenses:
Cost of services	551.5	616.4	616.7
Cost of products sold	0.1	0.7	2.3
Selling, general, administrative and other	182.9	177.6	157.6
Depreciation and amortization	93.7	94.1	93.6
Total costs and expenses	828.2	888.8	870.2
Segment income	$161.9	$146.4	$144.4

Information services revenues and sales decreased $45.1 million, or 4 percent, in 2002 and increased $20.6 million, or 2 percent, in 2001.  Financial services revenues, which includes the residential lending and international operations, decreased $18.8 million in 2002, primarily due to reduced software licensing and processing revenues from several large customers, partially offset by additional revenues earned from existing data processing contracts and additional software maintenance revenues.  The decreases in revenues earned from several large financial services customers in 2002 primarily resulted from lost international operations due to contract terminations, reflecting consolidation in the financial services industry and from completion during 2001 of certain customer specific software development and conversion projects.  Telecommunications revenues decreased $26.3 million in 2002, primarily due to reduced revenues earned from several large customers, partially offset by additional services provided to existing customers.  The reduced revenues from several large telecommunications customers reflected lost operations due to contract terminations and the completion during 2001 of customer specific conversion projects and other transitional services.  Revenues and sales increased in 2001 primarily due to growth in the financial services operations.  Financial services revenues increased $38.8 million in 2001, primarily due to growth in mortgage processing revenues, reflecting increased mortgage refinancing activity due to declines in consumer borrowing rates and additional revenues earned from new businesses.  Software licensing and maintenance revenues increased $9.5 million and $14.2 million, respectively, also contributing to the growth in financial services revenues in 2001.  During the second half of 2000, ALLTEL acquired Benchmark Consulting International and Datamatic Services, Inc., two privately held companies serving the financial services industry and formed ALLTEL Corebanking Solutions, a business venture with IBM to provide corebanking software to financial services organizations in Europe.  As previously discussed, in 2000, the Company had also formed ALLTEL Mortgage Solutions, a business venture with Bradford & Bingley Group, that was discontinued in December 2002.  Both of these business ventures are majority-owned consolidated subsidiaries of ALLTEL.  The acquired businesses and two business ventures accounted for $30.2 million of the overall increase in financial services revenues in 2001.  Growth in financial services revenues in 2001 attributable to new business and additional license fee and software maintenance revenues was partially offset by reduced revenues from several large customers and lost operations due to contract terminations.  Telecommunications revenues decreased $18.2 million in 2001, primarily as a result of lost operations due to contract terminations, partially offset by growth in existing contracts and the effect of two new outsourcing agreements.

The changes in cost of services for 2002 and 2001 were consistent with the changes in revenues and sales noted above.  In addition, cost of services for 2002 and 2001 also reflected reduced operating costs reflecting the Company’s restructuring activities, as previously discussed.  Selling, general, administrative and other operating expenses increased in both years due to increased development expense primarily associated with the Company’s business ventures discussed above, partially offset by reduced overhead costs reflecting the Company’s restructuring activities.

Primarily as a result of reduced operating costs and expenses, segment income increased $15.5 million, or 11 percent, in 2002.  Segment income increased $2.0 million or 1 percent in 2001, primarily as a result of the changes in revenues and sales.  Growth in segment income for 2001 attributable to revenue growth and reduced operating and overhead costs was partially offset by losses sustained by the recently acquired operations and the business ventures previously discussed.

A summary of the integration expenses and other charges related to the information services operations that were not included in the determination of segment income were as follows for the years ended December 31:

(Millions)	2002	2001	2000
Severance and employee benefit costs	$1.8	$9.0	$5.9
Lease and contract termination costs	1.5	2.3	4.2
Write-down of investment in business venture	42.3	—	—
Write-down of software development costs	—	8.9	—
Total integration expenses and other charges	$45.6	$20.2	$10.1

In connection with the Company’s business venture with IBM, ALLTEL has capitalized approximately $28.0 million in software development costs.  The Company expects to capitalize in 2003 approximately $6.0 million of additional software development costs related to this business venture.  The process of developing new software products is complex and requires the Company to make long-term investments and commit significant resources before realizing revenue streams.  Accordingly, the future profitability of this business venture and the Company’s ability to recover its investment will be dependent upon ALLTEL’s success in marketing the software and related services to customers.

Segment Capital Requirements

The primary uses of cash for ALLTEL’s operating segments are capital expenditures for property, plant and equipment and expenditures for capitalized software development to support the Company’s communications and information services businesses.  Capital expenditures and expenditures for software development by operating segment are forecasted as follows for the year ended December 31, 2003:

(Millions)	Capital Expenditures			Software Development			Totals
Wireless	$715.0	-	$790.0	$50.0	-	$50.0	$765.0	-	$840.0
Wireline	400.0	-	410.0	10.0	-	10.0	410.0	-	420.0
Communications support services	20.0	-	30.0		-		20.0	-	30.0
Information services	50.0	-	60.0	30.0	-	40.0	80.0	-	100.0
Corporate	5.0	-	10.0		-		5.0	-	10.0
Totals	$1,190.0	-	$1,300.0	$90.0	-	$100.0	$1,280.0	-	$1,400.0

The foregoing forecast does not reflect the pending disposition of the Company’s financial services division of its information services subsidiary, which is expected to close by the end of the first quarter of 2003.  Approximately 95 percent of the total capital requirements for the information services segment listed above relates to the financial services division.  Capital expenditures for 2003 will be primarily incurred for further deployment of digital wireless technology, including wireless 1X data capabilities, in the Company’s existing and acquired wireless markets.  The forecasted spending levels in 2003 are subject to revision depending on changes in future capital requirements of the Company’s business segments.

Each of ALLTEL’s operating segments in 2002 generated positive cash flows sufficient to fund the segments’ day-to-day operations and to fund their capital requirements.  The Company expects each of the operating segments to continue to generate sufficient cash flows in 2003 to fund their operations and capital requirements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(Millions, except per share amounts)	2002		2001		2000
Cash flows from (used in):
Operating activities	$2,594.9		$2,070.5		$1,496.3
Investing activities	(4,606.6)		(570.3)		(1,264.3)
Financing activities	2,078.9		(1,476.7)		(183.4)
Effect of exchange rate changes	3.0		(5.4)		1.0
Change in cash and short-term investments	$70.2		$18.1		$49.6
Total capital structure(a)	$12,639.9		$9,480.2		$9,776.8
Percent equity to total capital(b)	47.5%		58.7%		52.1%
Interest coverage ratio(c)	5.52	x	6.54	x	5.95	x
Book value per share(d)	$19.27		$17.92		$16.28

Notes:

(a)          Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.

(b)         Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.

(c)          Computed by dividing income before income taxes adjusted to exclude interest expense, integration expenses and other charges, gain on disposal of assets, write-down of investments and other by interest expense.

(d)         Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the year.

Cash Flows from Operations

Cash provided from operations continued to be ALLTEL’s primary source of funds.  Cash provided from operations in all three years reflected growth in earnings from the Company’s business segments.  In addition to earnings growth, the increases in 2002 and 2001 also reflected changes in working capital requirements, including timing differences in the receipt and payment of trade receivables, payables and taxes.  Cash provided from operations in 2000 was adversely affected by working capital changes, including timing differences in the billing and collection of accounts receivable and additional income tax payments primarily associated with gains realized from the exchange of wireless assets and the sale of WorldCom stock.

Cash Flows from Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures were $1,194.1 million in 2002, $1,231.9 million in 2001 and $1,164.7 million in 2000.  Capital expenditures in each of the past three years were incurred to construct additional network facilities, to deploy digital wireless technology in the Company’s existing wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL and local competitive access services.  Capital expenditures for 2002 also included additional spending by ALLTEL to deploy CDMA technology in the properties acquired from CenturyTel, as previously discussed.  During each of the past three years, the Company funded most of its capital expenditures through internally generated funds.  As indicated in the table above under “Segment Capital Requirements”, the Company expects capital expenditures to be approximately $1,190.0 million to $1,300.0 million for 2003, which will be funded primarily from internally generated funds.

Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software were $119.0 million in 2002, $171.4 million in 2001 and $117.3 million in 2000.  Capitalized software development costs for 2001 included additional spending on certain of the Company’s proprietary financial services software products related to customer specific development projects.  Spending levels for capitalized software development costs in 2002 reflected the completion of these projects during 2001.  Capitalized software development costs for 2002 and 2001 also included costs incurred for the development and enhancement of internal use software to support the Company’s retail operations.  As indicated in the table above under “Segment Capital Requirements”, the Company expects expenditures for capitalized software development to be approximately $90.0 million to $100.0 million for 2003, which also will be funded primarily from internally generated funds.

Cash outlays for the purchase of property, net of cash acquired, were $3,375.8 million for 2002 and primarily consisted of $1,735.2 million for the purchase of wireline properties in Kentucky from Verizon ($1,928.7 million total purchase price less $193.5 million deposit including accrued interest paid in October 2001) and $1,595.3 million for the purchase of wireless assets from CenturyTel.  In addition, during 2002, ALLTEL also purchased a wireline property in Georgia for $17.9 million, acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas for $17.1 million and purchased two privately held companies serving the financial services industry for $10.3 million in cash.

Cash flows used in investing activities for 2001 included cash outlays of $217.5 million for the purchase of property, principally consisting of the $190.7 million deposit paid by ALLTEL in connection with the Company’s pending purchase of wireline properties in Kentucky, as previously discussed.  Cash flows used in investing activities for 2000 included $1,040.0 million of cash outlays for the acquisition of property.  This amount principally consisted of $624.3 million paid by ALLTEL in connection with the wireless transaction with Bell Atlantic completed in April 2000 and $387.6 million paid by ALLTEL in October 2000 to acquire wireless properties in Louisiana, as previously discussed.  Also during 2000, the Company acquired additional ownership interests in wireless properties in Florida and Georgia and purchased two privately held companies serving the financial services industry.  In connection with these acquisitions, the Company paid $28.1 million in cash and issued approximately 730,000 shares of ALLTEL common stock.

Cash flows from investing activities included $7.5 million in 2002 and $524.4 million in 2001 of advance lease payments received from American Tower for the leasing of 1,773 of the Company’s cell site towers.  As further discussed in Note 14 to the consolidated financial statements, in December 2000, ALLTEL signed an agreement to lease American Tower certain of the Company’s cell site towers in exchange for cash paid in advance.  ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement.

Cash flows from investing activities for 2002 included proceeds from the sale of assets of $24.1 million received by ALLTEL in connection with the sale of a wireless property in Pennsylvania, as previously discussed.  Cash flows from investing activities for 2001 included $411.4 million of proceeds from the sale of assets, principally consisting of $410.1 million received by ALLTEL from the sale of 20 PCS licenses, as previously discussed.  Cash flows from investing activities for 2000 included $328.9 million of proceeds from the sale of assets.  These amounts consisted of $216.9 million received by ALLTEL to complete the exchange of wireless assets with GTE in June 2000 and $112.0 million received from the sale of PCS assets in Birmingham and Mobile, Ala. and PCS licenses in nine other markets including Pensacola, Fla., as previously discussed.  Cash flows from investing activities for 2000 included proceeds from the sale of investments of $630.3 million and primarily consisted of $595.8 million received from the sale of ALLTEL’s investment in WorldCom common stock.  Cash flows from investing activities also included proceeds from the return on investments of $51.9 million in 2002, $54.8 million in 2001 and $94.2 million in 2000.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.  The significant decrease in distributions received in 2001 primarily reflected the sale of certain minority investments to Bell Atlantic and GTE, as previously discussed.

The proceeds received in 2001 from the asset sales and the leasing of cell site towers and the proceeds received in 2000 from the sales of investments and other assets were used primarily to reduce borrowings under the Company’s commercial paper program.

Cash Flows from Financing Activities

Dividend payments remained a significant use of the Company’s capital resources.  Common and preferred dividend payments amounted to $423.1 million in 2002, $411.8 million in 2001 and $403.0 million in 2000.  The increases in each year primarily reflected growth in the annual dividend rates on ALLTEL’s common stock.  In October 2002, the Company’s Board of Directors increased the quarterly common stock dividend rate from $.34 to $.35 per share.  This action raised the annual dividend rate to $1.40 per share and marked the 42nd consecutive year in which ALLTEL has increased its common stock dividend.  The Company expects to continue its cash dividend policy in 2003.

During 2002, the Company increased the maximum borrowing capacity of its commercial paper program from $1.25 billion to $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  ALLTEL has a $1.0 billion line of credit under a revolving credit agreement of which $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005.  On July 31, 2002, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that will expire on July 30, 2003, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2004.  No borrowings were outstanding under the revolving credit agreements as of December 31, 2002, 2001 and 2000.

Under the commercial paper program, commercial paper borrowings are deducted from the revolving credit agreements in determining the amount available for borrowing under those agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  Commercial paper borrowings outstanding as of December 31, 2002 were $25.0 million, compared to $230.1 million and $835.5 million outstanding as of December 31, 2001 and 2000, respectively.  Commercial paper borrowings outstanding as of December 31, 2002 had a weighted average interest rate of 1.4 percent.  As previously discussed, the Company incurred commercial paper borrowings in the amount of $442.5 million to fund a portion of the purchase price of the Verizon and CenturyTel acquisitions.  Borrowings in 2001 under the commercial paper program were incurred primarily to finance the deposit delivered in connection with the Verizon wireline property acquisition and to fund stock repurchases.  Additional borrowings under the commercial paper program in 2000 were incurred to finance the wireless property acquisitions from SBC and Bell Atlantic, to fund the stock repurchase plan and to retire amounts outstanding under the $1.0 billion revolving credit agreement.

On April 9, 2002, ALLTEL deregistered its May 2001 $1.0 billion shelf registration statement, under which no debt securities had been issued.  On March 28, 2002, the Company filed a new shelf registration statement providing for the issuance of up to $5.0 billion in the aggregate initial offering price of unsecured debt and equity securities.  As previously discussed, during May 2002, the Company sold 27.7 million equity units under this shelf registration statement and received net proceeds of $1.34 billion.  In June 2002, the Company issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032.  Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses.  The net proceeds from the issuance of the equity units and debt securities of $2.81 billion represented all of the long-term debt issued in 2002.  Long-term debt issued in 2000 was $835.5 million and consisted solely of additional borrowings under the Company’s commercial paper program.

Retirements of long-term debt totaled $266.4 million in 2002, $782.5 million in 2001 and $405.9 million in 2000.  The net reductions from December 31, 2001 and 2000 in commercial paper borrowings of $205.1 million and $605.4 million, respectively, represented the majority of the long-term debt retired in 2002 and 2001.  Retirements of long-term debt for 2001 also included the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed.  The net reductions from December 31, 1999 in revolving credit borrowings of $341.0 million represented the majority of the long-term debt retired in 2000.  Scheduled long-term debt retirements, net of commercial paper and revolving credit agreement activity and the prepayment of long-term debt, amounted to $61.3 million in 2002, $103.6 million in 2001 and $64.9 million in 2000. (See Note 5 to the consolidated financial statements for additional information regarding the Company’s long-term debt.)

Distributions to minority investors were $57.9 million in 2002, compared to $117.8 million in 2001 and $76.8 million in 2000.  The decrease in 2002 period primarily reflected the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs related to the dissolution of a partnership with BellSouth previously discussed.  In addition, distributions in 2001 included additional payments of $48.4 million, representing the minority partners’ share of the proceeds received from the leasing of cell site towers discussed above.  Distributions in 2001 and 2000 included the effects of the acquisition of the remaining minority interests in wireless properties in Florida and Georgia and the disposition of certain majority-owned partnerships in connection with the property exchanges with Bell Atlantic and GTE, as previously discussed.

On July 20, 2000, ALLTEL’s Board of Directors adopted a stock repurchase plan that allowed the Company to repurchase up to 7.5 million shares of its outstanding common stock.  During 2001, ALLTEL repurchased 1.4 million of its common shares at a total cost of $78.1 million, compared to 3.0 million common shares repurchased at a total cost of $164.3 million in 2000.  In November 2000, the Company entered into three forward purchase contracts with a financial institution in conjunction with the stock repurchase program.  Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the “forward price”).  The forward price was equal to the financial institution’s cost to acquire the shares plus a premium based on the net carrying cost of the shares to the financial institution and accrued over the period that the contract was outstanding.  During the second quarter of 2001, the Company settled these contracts by acquiring 1.9 million of its common shares at a cost of $114.2 million.  Through December 31, 2002, ALLTEL had repurchased 6.3 million of the 7.5 million shares the Company was authorized to repurchase under the stock repurchase plan.

Liquidity and Capital Resources

The Company believes it has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends.  Additional sources of funding available to the Company include (1) additional borrowings available to the Company under its commercial paper program and revolving credit agreements and (2) additional debt or equity securities under the Company’s $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at December 31, 2002.

ALLTEL’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were unchanged from December 31, 2001 and were as follows:

Description	Moody’s	Standard & Poor’s	Fitch
Commercial paper credit rating	Prime-1	A-1	F1
Long-term debt credit rating	A2	A	A
Outlook	Stable	Negative	Stable

Factors that could affect ALLTEL’s short and long-term credit ratings would include, but not be limited to, a material decline in the Company’s operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements.  If ALLTEL’s credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on new borrowings, and the Company’s access to the public capital markets could be adversely affected.  A downgrade in ALLTEL’s current short or long-term credit ratings would not accelerate scheduled principal payments of ALLTEL’s existing long-term debt.

During the third quarter of 2002, the Company amended its $1.0 billion revolving credit agreement to conform certain of its provisions to corresponding provisions of the Company’s 364-day revolving credit agreement.  The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of December 31, 2002, the Company’s total debt to capitalization ratio was 52.2 percent.

At December 31, 2002, current maturities of long-term debt were $495.3 million and included a $450.0 million, 7.125 percent senior unsecured note due March 1, 2003.  ALLTEL expects to fund the payment of this note at maturity through cash on hand or through the issuance of additional commercial paper borrowings or other unsecured long-term debt.

As previously discussed, the Company has entered into a definitive agreement to sell the financial services division of its information services subsidiary to Fidelity National for $1.05 billion, payable as $775.0 million in cash and $275.0 million in Fidelity National common stock.  The transaction is expected to close by the end of the first quarter of 2003.  The Company anticipates using the net cash proceeds from the transaction to reduce its borrowings under its commercial paper program and for other general corporate purposes.

As previously discussed, the Company received $531.9 million of cash in advance as prepaid rent in connection with the leasing of certain cell site towers to American Tower and is recognizing the proceeds as revenue on a straight-line basis over the fifteen-year lease term.  Participants in the telecommunications and cell tower industry currently are experiencing a more difficult operating and financial environment than when the tower transaction with ALLTEL was completed.  Accordingly, although ALLTEL currently considers the likelihood to be remote, in the event ALLTEL’s tower lessee were to file or become subject to bankruptcy proceedings, it is possible that the bankruptcy court could require that the tower transaction be rescinded and ALLTEL be required to refund the unutilized portion of the prepaid rent.

Pension Plans

ALLTEL maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL’s information services and directory publishing subsidiaries.  The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management or other highly-compensated employees.  In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  As further illustrated in Note 7 to the consolidated financial statements, total pension expense (income) related to these plans was $8.8 million in 2002, $8.8 million in 2001 and $(17.2) million in 2000.  As a result of unfavorable investment returns and a decrease in long-term interest rates during 2002, ALLTEL’s pension expense for 2003 will be approximately $41.0 million.

Annual pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.50 percent and a discount rate of 6.85 percent.  In developing the expected long-term rate of return assumption, ALLTEL evaluated historical investment performance, as well as input from its investment advisors.  Projected returns by such advisors were based on broad equity and bond indices.  The Company also considered the pension plan’s historical returns since 1975 of 10.7 percent.

ALLTEL’s expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent.  Because of market fluctuations and cash contributions funded in late December to the qualified pension plan by ALLTEL of $50.0 million and the qualified pension plan of Verizon related to the acquired Kentucky wireline assets of $49.0 million that had not yet been reinvested, the actual asset allocation as of December 31, 2002 was 58.3 percent to equities, 25.4 percent to fixed income assets and 16.3 percent in money market funds and other interest bearing investments.  ALLTEL regularly reviews the actual asset allocation of its qualified pension plan and periodically rebalances its investments to achieve the targeted allocation.  ALLTEL continues to believe that 8.50 percent is a reasonable long-term rate of return on its qualified pension plan assets, despite the market downturn which resulted in a loss in the qualified pension plan assets for the year ended December 31, 2002.

ALLTEL will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust them as necessary.  Lowering the expected long-term rate of return on the qualified pension plan assets by 0.5 percent (from 8.50 percent to 8.0 percent) would result in an increase in pension expense of approximately $3.5 million in 2003.

The discount rate selected is based on a review of current market interest rates of high-quality, fixed-rate debt securities adjusted to reflect the duration of expected future cash outflows for pension benefit payments.  In developing the discount rate assumption for 2002, ALLTEL reviewed the high grade bond indices published by Moody’s as of December 31, 2002, which are based on debt securities with average maturities of 30 years.  These maturities are shorter than the term of the Company’s expected future cash outflows, reflecting the younger workforce in the Company’s wireless business.  To account for the longer duration of its expected future pension benefit payments, the Company analyzed market data and yield curves for U.S. Treasury securities and estimated an appropriate duration adjustment.  The discount rate determined on this basis decreased from 7.25 percent at December 31, 2001 to 6.85 percent at December 31, 2002.  Lowering the discount rate by 0.25 percent (from 6.85 percent to 6.60 percent) would result in an increase in pension expense of approximately $7.7 million in 2003.

As of December 31, 2002, ALLTEL had cumulative unrecognized actuarial losses of $209.6 million, which will result in increased pension expense beginning in 2003, as these actuarial losses are included in the calculation of annual pension expense.  For the Company, unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized into pension expense on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active plan participants (approximately 14 years at December 31, 2002).  In applying this amortization method, the estimated pension expense of $41.0 million for 2003 includes $20.6 million of the unrecognized actuarial loss at December 31, 2002.

ALLTEL made a voluntary $50.0 million contribution to its qualified pension plan in December 2002.  ALLTEL does not expect that any contributions to the plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2003.  Future contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan.

Contractual Obligations and Commitments

Set forth below is a summary of ALLTEL’s material contractual obligations and commitments as of December 31, 2002:

	Payments Due by Period
(Millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, excluding commercial paper	$495.3	$544.0	$2,079.8	$3,496.7	$6,615.8
Commercial paper	25.0	—	—	—	25.0
Operating leases	119.3	151.9	80.8	92.2	444.2
Site maintenance fees – cell sites	27.4	58.9	64.9	363.2	514.4
Agreement to purchase wireless properties	72.0	—	—	—	72.0
Total contractual obligations and commitments	$739.0	$754.8	$2,225.5	$3,952.1	$7,671.4

On November 25, 2002, the Company signed a definitive agreement to purchase wireless properties, representing approximately 360,000 POPs in southern Mississippi, from Cellular XL Associates, a privately held company, for $72.0 million in cash.  The transaction is expected to close during the first quarter of 2003.

In connection with the offering of the Company’s nationwide prepaid wireless services, ALLTEL has entered into a reseller agreement.  The agreement allows customers who purchase ALLTEL’s nationwide prepaid product offering to obtain wireless services in those U.S. regions in which ALLTEL does not maintain a network presence.  Under terms of the three-year agreement, ALLTEL is committed to purchasing minutes of usage at rates that vary based on the actual volume of minutes of usage purchased by the Company.  Depending upon the actual usage volumes incurred, ALLTEL’s commitment under this agreement could range between approximately $5.0 million and $90.0 million over the next three years.  Due to the uncertainty of the timing and the amount of cash outlays, this commitment has not been reflected in the table above.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At December 31, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.  (See Notes 5, 8 and 14 to the consolidated financial statements for additional information regarding the obligations and commitments listed above.)

The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any arrangement requiring ALLTEL to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No. 143 will apply to fiscal years beginning after June 15, 2002, and will address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of those facilities.  For the Company’s leased non-wireline telecommunications and operating facilities, primarily consisting of cell sites, office and retail locations, ALLTEL has determined that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial statements.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations have historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, the Company will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow SFAS No. 71 accounting.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company will cease recognition of the cost of removal provision in depreciation expense and eliminate the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, will result in a non-cash pretax credit of approximately $34.0 million.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  Costs typically associated with exit or disposal activities include employee termination costs, contract cancellation provisions and relocation costs.  This standard nullifies the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, the Company, as required, has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002.  (See “Stock-Based Compensation” section of Note 1 to the consolidated financial statements.)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002.  At December 31, 2002, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45.  In addition, ALLTEL does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”.  The guidance in Issue 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.   The Company is currently assessing the expected impact of applying the guidance in Issue 00-21 to its communications and information services operations.

Market Risk

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.  The Company has estimated its market risk using sensitivity analysis.  Market risk is defined as the potential change in earnings due to a hypothetical adverse change in market prices or interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Interest Rate Risk

The Company’s earnings are affected by changes in variable interest rates related to ALLTEL’s issuance of short-term commercial paper and interest rate swap agreements.  The Company enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed-interest-rate debt such that the portion of debt subject to variable rates does not exceed 30 percent of ALLTEL’s total debt outstanding.  The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity.  ALLTEL does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes.  Management periodically reviews ALLTEL’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of December 31, 2002, the Company had $25.0 million of outstanding commercial paper.  The Company also had entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable as of December 31, 2002.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.5 percent at December 31, 2002.  A hypothetical increase of 100 basis points would reduce pre-tax earnings by approximately $10.3 million.  Conversely, a hypothetical decrease of 100 basis points would increase pre-tax earnings by approximately $10.3 million.

As of December 31, 2001, the Company had $230.1 million of outstanding commercial paper.  In addition, as of December 31, 2001, the Company had entered into four, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $500.0 million to convert fixed interest rate payments to variable.  The maturities of the four interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.7 percent, and the variable rate paid by ALLTEL is the three month LIBOR.  The weighted average variable rate paid by ALLTEL was 2.1 percent at December 31, 2001.  At December 31, 2001, a hypothetical increase of 100 basis points in variable interest rates would reduce pre-tax earnings by $7.3 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase pre-tax earnings by $7.3 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the years ended December 31, 2002 and 2001.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any material foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  ALLTEL’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements.  Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  These critical accounting polices include the following:

Service revenues for the Company’s communications business are recognized based upon minutes of use processed and contracted fees, net of any credits and adjustments.  Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period.  These estimates are based on historical minutes of use processed.  Changes in estimates for revenues are recognized in the period in which they are determinable, and such changes could occur and have a material effect on the Company’s consolidated operating results in the period of change.  Fees assessed to communications customers to activate service are deferred and recognized over the expected life of the customer relationship that is based on historical weighted average service lives of customers.  ALLTEL does not anticipate any significant changes to the expected life of its communications customer base, but a material increase in the churn rates associated with the customer base could materially affect the Company’s future consolidated operating results.  The percentage-of-completion method of accounting is utilized for information services contracts that include a software license element.  Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract.  Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable, and such changes have occurred in the past and have been material.  Accordingly, changes in revenue, cost and profit estimates related to the Company’s contracts could occur and have a material effect on the Company’s consolidated operating results in the period of change.

In evaluating the collectibility of its trade receivables, ALLTEL assesses a number of factors including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience.  Based on these assessments, the Company records both specific and general reserves for bad debt to reduce the related receivables to the amount the Company ultimately expects to collect from customers.  If circumstances related to specific customers change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, ALLTEL’s estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

At each balance sheet date, ALLTEL performs a detailed assessment of its capitalized software development costs to be marketed which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies, and product development plans.  Based on this analysis, ALLTEL records adjustments, when appropriate, to reflect the net realizable value of its capitalized software development costs.  The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could be reduced in the near term, materially affecting the carrying value of capitalized software development costs and the Company’s consolidated operating results in the period of change.

The calculation of the annual costs of providing pension and postretirement benefits are based on certain key actuarial assumptions as disclosed in Note 7 to the consolidated financial statements.  As previously discussed, the discount rate selected is based on a review of current market interest rates on high-quality, fixed-rate debt securities adjusted to reflect the Company’s longer duration of expected future cash outflows for benefit payments.  The expected return on plan assets reflects management’s view of the long-term returns available in the investment market based on historical averages and consultation with investment advisors.  The healthcare cost trend rate is based on the Company’s actual medical claims experience and future projections of medical costs.  Changes in these key assumptions could have a material effect on the projected benefit obligations, funding requirements and future periodic benefit costs incurred by the Company.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and intangible assets.  Although ALLTEL believes it is unlikely that any significant changes to the useful lives of its tangible or intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results.

Other Information

On May 7, 2002, the Audit Committee of the Board of Directors of ALLTEL authorized (1) the engagement of PricewaterhouseCoopers LLP (“PwC”) as the independent auditors for ALLTEL for the calendar year 2002 and (2) the dismissal of Arthur Andersen LLP as ALLTEL’s independent auditors.

During 2002, ALLTEL paid PwC $506,793 related to a 2001 engagement for expatriate tax and administration services.  Billings related to these services are expected to continue through the first quarter of 2003.  The Audit Committee has adopted a policy that requires all non-audit services be approved in advance by the Audit Committee and that no non-audit services, other than tax-related services, may be requested of ALLTEL’s independent auditors.  PwC has advised the Audit Committee that performing the foregoing expatriate tax and administrative services did not jeopardize the independence of PwC or violate the requirements of the Sarbanes-Oxley Act of 2002.  In addition, PwC has not performed tax services for any of ALLTEL’s executive officers.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by ALLTEL and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Examples of such forward-looking statements include statements regarding ALLTEL’s future cash dividend policy, forecasts of segment capital requirements for 2003, and future contractual obligation and commitment payments.  ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; material changes in communications technology; the risks associated with the integration of acquired businesses; the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL’s strategic investments; the effects of litigation; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service and unbundled network elements and resale rates; and the final outcome of pending litigation challenging the Federal Communications Commission’s wireless number portability rules.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

SELECTED FINANCIAL DATA

For the years ended December 31, (Millions, except per share amounts)	2002	2001	2000	1999	1998	1997
Revenues and sales	$7,983.4	$7,505.6	$7,160.0	$6,501.9	$5,779.2	$5,076.0
Operating expenses	6,052.7	5,748.7	5,467.1	4,886.3	4,446.3	3,929.9
Merger and integration expenses and other charges	115.1	92.2	25.4	90.5	252.0	—
Provision to reduce carrying value of certain assets	—	—	—	—	55.0	16.9
Total costs and expenses	6,167.8	5,840.9	5,492.5	4,976.8	4,753.3	3,946.8
Operating income	1,815.6	1,664.7	1,667.5	1,525.1	1,025.9	1,129.2
Non-operating income (expense), net	(1.7)	(2.0)	47.3	13.0	41.2	8.2
Interest expense	(349.4)	(268.5)	(292.6)	(250.4)	(254.9)	(260.6)
Gain on disposal of assets, write-down of investments and other	1.0	357.6	1,928.5	43.1	292.7	209.6
Income before income taxes	1,465.5	1,751.8	3,350.7	1,330.8	1,104.9	1,086.4
Income taxes	541.2	704.3	1,385.3	547.2	501.8	433.9
Income before cumulative effect of accounting change	924.3	1,047.5	1,965.4	783.6	603.1	652.5
Cumulative effect of accounting change	—	19.5	(36.6)	—	—	—
Net income	924.3	1,067.0	1,928.8	783.6	603.1	652.5
Preferred dividends	0.1	0.1	0.1	0.9	1.2	1.3
Net income applicable to common shares	$924.2	$1,066.9	$1,928.7	$782.7	$601.9	$651.2
Earnings per share:
Income before cumulative effect of accounting change:
Basic	$2.97	$3.36	$6.25	$2.50	$1.97	$2.12
Diluted	$2.96	$3.34	$6.20	$2.47	$1.95	$2.10
Net income:
Basic	$2.97	$3.42	$6.13	$2.50	$1.97	$2.12
Diluted	$2.96	$3.40	$6.08	$2.47	$1.95	$2.10
Dividends per common share	$1.37	$1.33	$1.29	$1.235	$1.175	$1.115
Weighted average common shares:
Basic	311.0	311.4	314.4	312.8	305.3	307.9
Diluted	312.3	313.5	317.2	316.8	308.4	309.9
Pro forma amounts assuming accounting changes applied retroactively:
Net income	$924.3	$1,047.5	$1,969.5	$766.9	$595.9	$652.1
Basic earnings per share	$2.97	$3.36	$6.26	$2.45	$1.95	$2.11
Diluted earnings per share	$2.96	$3.34	$6.21	$2.42	$1.93	$2.10
Total assets	$16,389.1	$12,609.0	$12,182.0	$10,774.2	$10,155.5	$9,232.0
Total shareholders’ equity	$5,998.1	$5,565.8	$5,095.4	$4,205.7	$3,632.0	$3,052.0
Total redeemable preferred stock and long-term debt	$6,146.5	$3,862.8	$4,613.1	$3,751.9	$3,683.6	$3,859.8

Notes to Selected Financial Information:

A.           Net income for 2002 included pretax charges of $42.3 million incurred in connection with discontinuing a business venture with Bradford & Bingley Group to provide mortgage administration and information technology products to the mortgage lending industry in the United Kingdom.  The pretax charges primarily consisted of the write-off of capitalized software development costs with no alternative future use or functionality and other costs to unwind the business venture.  The Company also incurred pretax charges of $31.4 million incurred in connection with the restructuring of the Company’s competitive local exchange carrier (“CLEC”), call center and retail store operations.  ALLTEL also recorded a restructuring charge of $5.5 million related to a planned workforce reduction and the closing of seven product distribution centers.  During 2002, the Company also incurred integration expenses of $28.8 million related to its acquisitions of wireline properties from Verizon Communications, Inc. and wireless properties from CenturyTel, Inc.  The Company also recorded write-downs in the carrying value of certain cell site equipment of $7.1 million.  These charges decreased net income $62.5 million or $.20 per share. (See Note 9 to the consolidated financial statements.)  Net income for 2002 included a pretax gain of $22.1 million realized from the sale of a wireless property, partially offset by pretax write-downs of $16.3 million related to the Company’s investments in Hughes Tele.com Limited and Airspan Networks, Inc.  The Company also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership that was initially recorded in 2001.  These transactions increased net income $0.6 million or less than $.01 per share. (See Note 10 to the consolidated financial statements.)

As further discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach in accordance with SFAS No. 142.  Accordingly, the Company ceased amortization of goodwill and indefinite-lived intangible assets as of January 1, 2002.

The adjusted after-tax income before cumulative effect of accounting change, net income and earnings per share effects, assuming that the change in accounting to eliminate the amortization of goodwill and other indefinite-lived intangible assets was applied retroactively were as follows for the years ended December 31:

(Millions, except per share amounts)	2001	2000	1999	1998	1997
Income before cumulative effect of accounting change	$1,140.6	$2,057.0	$836.9	$649.1	$696.4
Basic earnings per share	$3.66	$6.55	$2.67	$2.12	$2.26
Diluted earnings per share	$3.64	$6.49	$2.64	$2.10	$2.24

Net income	$1,160.1	$2,020.4	$836.9	$649.1	$696.4
Basic earnings per share	$3.72	$6.43	$2.67	$2.12	$2.26
Diluted earnings per share	$3.70	$6.37	$2.64	$2.10	$2.24

B.             Net income for 2001 included pretax gains of $347.8 million from the sale of PCS licenses, a pretax gain of $9.5 million from the dissolution of a wireless partnership and a pretax gain of $3.2 million from the sale of certain investments.  Net income also included pretax termination fees of $2.9 million incurred due to the early retirement of debt.  These transactions increased net income $212.7 million or $.68 per share. (See Note 10 to the consolidated financial statements.)  Net income also included pretax charges of $77.1 million incurred in connection with the restructuring of the Company’s regional communications, information services, product distribution and corporate operations.  The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million.  These charges decreased net income $54.8 million or $.18 per share. (See Note 9 to the consolidated financial statements.)  Effective January 1, 2001, the Company changed its method of accounting for a subsidiary’s pension plan to conform to the Company’s primary pension plan.  The cumulative effect of this accounting change resulted in a non-cash credit of $19.5 million, net of income tax expense of $13.0 million or $.06 per share. (See Note 2 to the consolidated financial statements.)

C.             Net income for 2000 included pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic Corporation and GTE Corporation, pretax gains of $36.0 million from the sale of certain PCS assets and pretax gains of $562.0 million from the sale of investments, principally consisting of WorldCom, Inc. (“WorldCom”) common stock.  Net income also included a pretax write-down of $15.0 million in the Company’s investment in an Internet access service provider.  These transactions increased net income $1,124.3 million or $3.58 per share. (See Note 10 to the consolidated financial statements.)  Net income also included integration costs and other charges of $25.4 million primarily incurred in connection with the acquisition of wireless assets and with certain restructuring activities of the Company’s information services business.  These charges decreased net income $15.0 million or $.05 per share. (See Note 9 to the consolidated financial statements.)  The Company also incurred a pretax charge of $11.5 million in connection with a litigation settlement.  This charge decreased net income $7.0 million or $.02 per share. (See Note 13 to the consolidated financial statements.)  Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees.  The cumulative effect of this accounting change resulted in a non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share. (See Note 2 to the consolidated financial statements.)

D.            Net income for 1999 included a pretax gain of $43.1 million from the sale of WorldCom common stock.  The gain increased net income by $27.2 million or $.08 per share.  Net income also included a pretax charge of $90.5 million in connection with the closing of the Company’s mergers with Aliant Communications Inc., Liberty Cellular, Inc. and its affiliate KINI L.C., Advanced Information Resources, Limited and Southern Data Systems and with certain loss contingencies and other restructuring activities.  These charges decreased net income $66.1 million or $.21 per share.

E.              Net income for 1998 included pretax gains of $296.2 million from the sale of certain investments, principally consisting of WorldCom common stock.  These gains increased net income by $179.7 million or $.59 per share.  Net income also included merger and integration expenses of $252.0 million related to the closing of the merger with 360° Communications Company.  These merger and integration expenses decreased net income $201.0 million or $.66 per share.  Net income also included a pretax charge of $55.0 million resulting from changes in a customer care and billing contract with a major customer and termination fees of $3.5 million incurred due to the early retirement of long-term debt.  These charges decreased net income $35.7 million or $.12 per share.

F.              Net income for 1997 included pretax gains of $209.6 million from the sale of certain investments, principally consisting of WorldCom common stock and from the sale of the Company’s healthcare operations.  These gains increased net income by $121.5 million or $.40 per share.  Net income also included a pretax write-down of $16.9 million to reflect the fair value less cost to sell the Company’s wire and cable operations.  This write-down decreased net income $11.7 million or $.04 per share.

REPORT OF MANAGEMENT

ALLTEL Corporation’s management is responsible for the integrity and objectivity of all financial data included in this Financial Supplement.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The financial data include amounts that are based on the best estimates and judgments of management.  All financial information in this Financial Supplement is consistent with that in the consolidated financial statements.

Management maintains a system of internal controls designed to provide reasonable assurance, at an appropriate cost-benefit relationship, that the Company’s assets are protected from improper use and that transactions are authorized, recorded and reported properly.  Key elements in ALLTEL’s system of internal controls include selection of qualified managers, appropriate division of responsibilities and communication of policies and standards.  The Company’s Ethics in the Workplace Program serves as a guide for all employees with respect to business conduct and conflicts of interest.

Management continually monitors, evaluates and where appropriate, modifies the system of internal controls in response to changes in business conditions and operations and the recommendations made by ALLTEL’s internal and external auditors.  We believe the system of internal controls provides reasonable assurance that ALLTEL’s assets are safeguarded and that the financial information is reliable.

PricewaterhouseCoopers LLP, Independent Public Accountants, have audited these consolidated financial statements for the years ended December 31, 2002 and 2001 and have expressed herein their unqualified opinion.

The Audit Committee of the Board of Directors, composed of independent directors (as defined by the New York Stock Exchange), meets periodically with management, the independent accountants and the internal auditors to review matters relating to the Company’s annual financial statements, internal audit program, internal controls and non-audit services provided by the independent accountants.  As a matter of policy, the internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated March 3, 2003

Scott T. Ford	Jeffery R. Gardner
President and	Senior Vice President-
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of ALLTEL Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and of shareholders’ equity present fairly, in all material respects, the financial position of ALLTEL Corporation and its subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The financial statements of the Company as of December 31, 2000 and for the year then ended before the revisions described in Note 1, “Reclassifications”, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 21, 2002.

As discussed above, the financial statements of the Company as of December 31, 2000, and for the year then ended, were audited by other independent accountants who have ceased operations.  As described in Note 1, these financial statements have been revised to reflect the adoption of Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, and to reclassify the operating units of the Company’s emerging communications businesses in accordance with Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information”.  We audited the adjustments described in Note 1 that were applied to revise the 2000 financial statements.  As described in Note 1, the Company has changed its accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” as of January 1, 2002.  As described in Note 1, these financial statements have also been revised to include the transitional disclosures required by SFAS No. 142.  We also audited the transitional disclosures described in Note 1.  In our opinion, the adjustments in Note 1 for 2000 are appropriate and have been properly applied, and the transitional disclosures for 2000 in Note 1 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

As discussed in Note 1, the Company has changed its method of accounting for goodwill and other intangible assets as a result of adopting SFAS No. 142 as of January 1, 2002.  Also, as discussed in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for computing and amortizing unrecognized actuarial gains and losses related to a subsidiary’s defined benefit pension plan.

/s/ PricewaterhouseCoopers LLP
Little Rock, AR
January 21, 2003

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of ALLTEL Corporation:

We have audited the accompanying consolidated balance sheets of ALLTEL Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for computing and amortizing unrecognized actuarial gains and losses related to a subsidiary’s defined benefit pension plan, and effective January 1, 2000, the Company changed its method of accounting for certain communications revenues.

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
January 21, 2002

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, (Millions, except per share amounts)	2002	2001	2000
Revenues and sales:
Service revenues	$7,257.3	$6,736.8	$6,325.6
Product sales	726.1	768.8	834.4
Total revenues and sales	7,983.4	7,505.6	7,160.0
Costs and expenses:
Cost of services (excluding depreciation of $816.7, $723.4 and $647.7 included below)	2,471.5	2,269.1	2,269.5
Cost of products sold	891.4	907.9	840.1
Selling, general, administrative and other	1,511.2	1,404.0	1,369.1
Depreciation and amortization	1,178.6	1,167.7	988.4
Integration expenses and other charges	115.1	92.2	25.4
Total costs and expenses	6,167.8	5,840.9	5,492.5
Operating income	1,815.6	1,664.7	1,667.5

Equity earnings in unconsolidated partnerships	65.8	57.0	120.5
Minority interest in consolidated partnerships	(69.9)	(71.8)	(97.2)
Other income, net	2.4	12.8	24.0
Interest expense	(349.4)	(268.5)	(292.6)
Gain on disposal of assets, write-down of investments and other	1.0	357.6	1,928.5

Income before income taxes	1,465.5	1,751.8	3,350.7
Income taxes	541.2	704.3	1,385.3

Income before cumulative effect of accounting change	924.3	1,047.5	1,965.4
Cumulative effect of accounting change
(net of income taxes of $13.0 in 2001 and tax benefit of $23.3 in 2000)	—	19.5	(36.6)

Net income	924.3	1,067.0	1,928.8
Preferred dividends	0.1	0.1	0.1
Net income applicable to common shares	$924.2	$1,066.9	$1,928.7
Earnings per share:
Basic:
Income before cumulative effect of accounting change	$2.97	$3.36	$6.25
Cumulative effect of accounting change	—	.06	(.12)
Net income	$2.97	$3.42	$6.13
Diluted:
Income before cumulative effect of accounting change	$2.96	$3.34	$6.20
Cumulative effect of accounting change	—	.06	(.12)
Net income	$2.96	$3.40	$6.08
Pro forma amounts assuming changes in accounting principles were applied retroactively:
Net income as reported:	$924.3	$1,067.0	$1,928.8
Effect of change in revenue recognition	—	—	36.6
Effect of change in pension accounting	—	(19.5)	4.1
Net income as adjusted	$924.3	$1,047.5	$1,969.5
Earnings per share as adjusted:
Basic	$2.97	$3.36	$6.26
Diluted	$2.96	$3.34	$6.21

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in millions, except per share amounts)

Assets	2002	2001
Current Assets:
Cash and short-term investments	$155.5	$85.3
Accounts receivable (less allowance for doubtful accounts of $71.9 and $52.2, respectively)	1,290.4	1,241.2
Inventories	139.9	163.8
Prepaid expenses and other	60.2	277.5
Total current assets	1,646.0	1,767.8
Investments	327.4	251.6
Goodwill	4,795.5	2,676.5
Other intangibles	1,346.5	755.6
Property, Plant and Equipment:
Land	289.1	239.8
Buildings and improvements	1,194.0	1,051.4
Wireline	6,188.5	5,501.3
Wireless	4,798.3	4,160.6
Information services	1,311.7	1,166.8
Other	620.5	578.0
Under construction	366.0	384.1
Total property, plant and equipment	14,768.1	13,082.0
Less accumulated depreciation	7,059.4	6,300.7
Net property, plant and equipment	7,708.7	6,781.3
Other assets	565.0	376.2
Total Assets	$16,389.1	$12,609.0

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$495.3	$51.6
Accounts payable	587.8	522.1
Advance payments and customer deposits	261.5	218.0
Accrued taxes	46.8	141.0
Accrued dividends	109.6	105.9
Accrued interest	123.8	66.4
Other current liabilities	194.4	180.1
Total current liabilities	1,819.2	1,285.1
Long-term debt	6,145.5	3,861.5
Deferred income taxes	1,158.5	738.0
Other liabilities	1,267.8	1,158.6
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 15,635 shares in 2002 and 16,880 shares in 2001 issued and outstanding	0.4	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 311,182,950 shares in 2002 and 310,529,902 shares in 2001 issued and outstanding	311.2	310.5
Additional paid-in capital	695.7	769.2
Unrealized holding loss on investments	—	(4.5)
Foreign currency translation adjustment	(6.9)	(9.9)
Retained earnings	4,997.7	4,500.1
Total shareholders’ equity	5,998.1	5,565.8
Total Liabilities and Shareholders’ Equity	$16,389.1	$12,609.0

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Millions)

	2002	2001	2000
Cash Provided from Operations:
Net income	$924.3	$1,067.0	$1,928.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,178.6	1,167.7	988.4
Provision for doubtful accounts	267.0	144.0	113.1
Cumulative effect of accounting change	—	(19.5)	36.6
Non-cash portion of integration expenses and charges	48.3	46.6	1.6
Gain on disposal of assets, write-down of investments and other	(1.0)	(357.6)	(1,928.5)
Increase in deferred income taxes	373.0	216.2	77.9
Other, net	15.2	24.9	(56.0)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(236.2)	(151.8)	(380.5)
Inventories	27.3	71.4	(71.2)
Accounts payable	110.3	(166.2)	170.1
Other current liabilities	(77.7)	(59.8)	498.5
Other, net	(34.2)	87.6	117.5
Net cash provided from operations	2,594.9	2,070.5	1,496.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,194.1)	(1,231.9)	(1,164.7)
Additions to capitalized software development costs	(119.0)	(171.4)	(117.3)
Additions to investments	(9.4)	(5.3)	(16.2)
Purchases of property, net of cash acquired	(3,375.8)	(217.5)	(1,040.0)
Proceeds from the lease of cell site towers	7.5	524.4	—
Proceeds from the sale of assets	24.1	411.4	328.9
Proceeds from the sale of investments	—	2.6	630.3
Proceeds from the return on investments	51.9	54.8	94.2
Other, net	8.2	62.6	20.5
Net cash used in investing activities	(4,606.6)	(570.3)	(1,264.3)
Cash Flows from Financing Activities:
Dividends on preferred and common stock	(423.1)	(411.8)	(403.0)
Reductions in long-term debt	(266.4)	(782.5)	(405.9)
Purchases of common stock	—	(192.3)	(164.3)
Preferred stock redemptions and purchases	—	(0.1)	(0.1)
Distributions to minority investors	(57.9)	(117.8)	(76.8)
Long-term debt issued, net of issuance costs	2,809.1	—	835.5
Common stock issued	17.2	27.8	31.2
Net cash provided from (used in) financing activities	2,078.9	(1,476.7)	(183.4)
Effect of exchange rate changes on cash and short-term investments	3.0	(5.4)	1.0

Increase in cash and short-term investments	70.2	18.1	49.6
Cash and Short-term Investments:
Beginning of the year	85.3	67.2	17.6
End of the year	$155.5	$85.3	$67.2

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$294.2	$289.0	$302.1
Income taxes paid	$268.2	$515.7	$704.7
Non-Cash Investing and Financing Activity:
Change in fair value of interest rate swap agreements	$99.2	$6.0	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unrealized Holding Gain (Loss) On Investments	Foreign Currency Translation Adjustment	Retained Earnings	Total
Balance at December 31, 1999	$0.6	$314.3	$973.3	$599.6	$(5.5)	$2,323.4	$4,205.7
Net income	—	—	—	—	—	1,928.8	1,928.8
Other comprehensive loss, net of tax: (See Note 12)
Unrealized holding losses on investments, net of reclassification adjustments	—	—	—	(589.9)	—	—	(589.9)
Foreign currency translation adjustment	—	—	—	—	1.0	—	1.0
Comprehensive income	—	—	—	(589.9)	1.0	1,928.8	1,339.9
Acquisition of subsidiaries	—	0.7	57.3	—	—	—	58.0
Employee plans, net	—	0.9	30.2	—	—	—	31.1
Tax benefit for non-qualified stock options	—	—	29.4	—	—	—	29.4
Conversion of preferred stock	(0.1)	0.1	0.1	—	—	—	0.1
Repurchase of stock	—	(3.0)	(161.3)	—	—	—	(164.3)
Dividends:
Common - $1.29 per share	—	—	—	—	—	(404.4)	(404.4)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2000	$0.5	$313.0	$929.0	$9.7	$(4.5)	$3,847.7	$5,095.4
Net income	—	—	—	—	—	1,067.0	1,067.0
Other comprehensive loss, net of tax: (See Note 12)
Unrealized holding losses on investments, net of reclassification adjustments	—	—	—	(14.2)	—	—	(14.2)
Foreign currency translation adjustment	—	—	—	—	(5.4)	—	(5.4)
Comprehensive income	—	—	—	(14.2)	(5.4)	1,067.0	1,047.4
Employee plans, net	—	0.7	24.5	—	—	—	25.2
Tax benefit for non-qualified stock options	—	—	4.5	—	—	—	4.5
Conversion of preferred stock	(0.1)	0.1	0.2	—	—	—	0.2
Repurchase of stock	—	(3.3)	(189.0)	—	—	—	(192.3)
Dividends:
Common - $1.33 per share	—	—	—	—	—	(414.5)	(414.5)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2001	$0.4	$310.5	$769.2	$(4.5)	$(9.9)	$4,500.1	$5,565.8
Net income	—	—	—	—	—	924.3	924.3
Other comprehensive income, net of tax: (See Note 12)
Unrealized holding gains on investments, net of reclassification adjustments	—	—	—	4.5	—	—	4.5
Foreign currency translation adjustment	—	—	—	—	3.0	—	3.0
Comprehensive income	—	—	—	4.5	3.0	924.3	931.8
Employee plans, net	—	0.6	16.7	—	—	—	17.3
Tax benefit for non-qualified stock options	—	—	2.7	—	—	—	2.7
Conversion of preferred stock	—	0.1	0.2	—	—	—	0.3
Present value of contract adjustment liability	—	—	(93.1)	—	—	—	(93.1)
Dividends:
Common - $1.37 per share	—	—	—	—	—	(426.6)	(426.6)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2002	$0.4	$311.2	$695.7	$—	$(6.9)	$4,997.7	$5,998.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies:

Description of Business – ALLTEL Corporation (“ALLTEL” or the “Company”), a Delaware corporation, is a leading provider of communications and information services.  The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services, and information processing management services and advanced application software.  Telecommunications products are warehoused and sold by the Company’s distribution subsidiary.  A subsidiary also publishes telephone directories for affiliates and other independent telephone companies.  (See Note 15 for additional information regarding ALLTEL’s business segments.)

Basis of Presentation – ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements.  Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements and such differences could be material.  The consolidated financial statements include the accounts of ALLTEL, its subsidiary companies, majority-owned partnerships and controlled business ventures.  Investments in 20% to 50% owned entities and all unconsolidated partnerships are accounted for using the equity method.  Investments in less than 20% owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All intercompany transactions, except those with certain affiliates described below, have been eliminated in the consolidated financial statements.

Service revenues consist of wireless access and network usage revenues, local service, network access, Internet access, long-distance and miscellaneous wireline operating revenues, information services’ data processing and software maintenance revenues.  Product sales primarily consist of the product distribution and directory publishing operations, information services’ software licensing revenues and sales of communications and data processing equipment.

Cost of services include the costs related to completing calls over the Company’s telecommunications network, including access, interconnection, toll and roaming charges paid to other wireless providers, as well as the costs to operate and maintain the network.  Additionally, cost of services includes the costs to provide information services, bad debt expense and business taxes.

Reclassifications – Certain prior-year amounts have been reclassified to conform with the 2002 financial statement presentation, including the reclassification of the operating units of the Company’s emerging communications businesses.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been restated to conform to this new financial reporting presentation.  Under the new reporting presentation, ALLTEL’s wireless segment consists of the Company’s cellular, Personal Communications Services (“PCS”) and paging operations.  The competitive local exchange carrier (“CLEC”) and Internet access operations have been combined with ALLTEL’s incumbent local exchange carrier (“ILEC”) operations and reported as the wireline segment.  The information services segment no longer includes services provided to ALLTEL affiliates.  These affiliate services have been reported in the corresponding communications segments, and accordingly, information services operating results only reflect the Company’s financial services business and non-affiliated telecommunications operations.  All other segments, which include long-distance and network management services, communications products and directory publishing, have been reported together under a segment classification titled “Communications Support Services”.  These reclassifications did not affect consolidated operating income, net income or earnings per share reported by ALLTEL prior to January 1, 2002.  To enhance comparability of the consolidated financial information presented, the Company also reclassified its intersegment revenues and expenses.  As a result, both consolidated revenues and sales and operating expenses for 2001 and 2000 were reduced by $123.8 million and $120.6 million, respectively, for the portion of the information services previously billed to the wireline operations that were not eliminated pursuant to SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.

The Company also changed to a gross basis the reporting presentation for reimbursements of out-of-pocket expenses received from customers under terms of its information services agreements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”.  Previously, the Company netted these reimbursements against expenses incurred to provide data processing and consulting services and included the net amount in cost of services.  Revenue and expense information prior to January 1, 2002 has been reclassified to conform to the new reporting presentation.  As a result of this reclassification, both consolidated revenues and sales and operating expenses for 2001 and 2000 were increased by $30.5 million and $26.7 million, respectively.  This change did not affect operating income or net income reported by the Company prior to January 1, 2002.

Regulatory Accounting – The Company’s wireline subsidiaries, except for certain operations acquired in Kentucky in 2002 and Nebraska in 1999, follow the accounting for regulated enterprises prescribed by SFAS No. 71.  This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, SFAS No. 71 requires the Company’s wireline subsidiaries to depreciate wireline plant over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management.  SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the wireline subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  The Company periodically reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.

Transactions with Certain Affiliates – ALLTEL Communications Products, Inc. sells equipment to wireline subsidiaries of the Company ($152.9 million in 2002, $108.3 million in 2001 and $165.2 million in 2000) as well as to other affiliated and non-affiliated communications companies and other companies in related industries.  The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements.  ALLTEL Publishing Corporation (“ALLTEL Publishing”) provides directory publishing services to the wireline subsidiaries ($80.2 million in 2002, $77.6 million in 2001 and $74.8 million in 2000).  Wireline revenues and sales include directory royalties received from Publishing ($52.4 million in 2002, $50.0 million in 2001 and $49.8 million in 2000) and amounts billed to other affiliates ($87.3 million in 2002, $74.5 million in 2001 and $45.3 million in 2000) for interconnection and toll services.  These intercompany transactions have not been eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing subsidiaries are included in the wireline subsidiaries’ (excluding the acquired operations in Kentucky and Nebraska) rate base and/or are recovered through the regulatory process.

Advertising – Advertising costs are expensed as incurred.  Advertising expense totaled $144.1 million in 2002, $157.6 million in 2001 and $128.8 million in 2000.

Cash and Short-term Investments – Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

Inventories – Inventories are stated at the lower of cost or market value.  Cost is determined primarily using either an average original cost or first-in, first-out method of valuation.  For wireless equipment, market is determined using replacement cost.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties and information services companies.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”.  This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach.  As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations.  In addition, the Company conducted a review of its other identifiable intangible assets and determined that its cellular and PCS licenses (the “wireless licenses”) met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely.  Accordingly, ALLTEL also ceased amortization of the wireless licenses as of January 1, 2002.  SFAS No. 142 requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts, with the initial impairment review completed during the first interim period following adoption of the standard.  In the first quarter of 2002, ALLTEL completed the initial impairment review of its wireless licenses and determined that no write-down in the carrying value of these assets was required.  The wireless licenses are operated as a single asset supporting the Company’s wireless business, and accordingly were aggregated for purposes of testing impairment.  The fair value of these intangible assets was determined based on the discounted cash flows of the wireless business segment.  SFAS No. 142 also requires intangible assets with finite lives to be amortized over their estimated useful lives.  ALLTEL determined that, with respect to its intangible assets with finite lives, primarily customer lists, no changes in the remaining useful lives of these assets were required.

In accordance with SFAS No. 142, goodwill is to be assigned to a company’s reporting units and tested for impairment annually using a consistent measurement date, which for the Company is January 1st of each year.  The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level.  Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount.  Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill.  During 2001, the Company determined its applicable reporting units and assigned goodwill to them.  During 2002, ALLTEL completed step one of the initial impairment review of goodwill and determined that no write-down in the carrying value of goodwill for any of its reporting units was required.  Fair value of the reporting units was determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies as determined by a third party appraiser.  Prior to December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, which ranged from 7 to 40 years.  Goodwill amortization amounted to $87.1 million in 2001 and $91.3 million in 2000.

The changes in the carrying amount of goodwill by business segment for the year ended December 31, 2002 were as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Information Services	Total
Balance at December 31, 2001	$2,430.9	$226.8	$2.3	$16.5	$2,676.5
Acquired during the period	1,088.8	1,020.9	—	9.3	2,119.0
Balance at December 31, 2002	$3,519.7	$1,247.7	$2.3	$25.8	$4,795.5

Other intangible assets primarily consist of the cost of PCS licenses, cellular licenses, franchise rights and customer lists.  The carrying value (cost less accumulated amortization through December 31, 2001) of indefinite-lived intangible assets other than goodwill no longer subject to amortization after January 1, 2002 were as follows at December 31:

(Millions)	2002	2001
Cellular licenses	$720.2	$506.2
PCS licenses	76.9	76.0
Franchise rights – wireline	265.0	—
	$1,062.1	$582.2

Prior to December 31, 2001, both the cellular licenses and PCS licenses were amortized on a straight-line basis over their estimated useful lives, which was 40 years.  Amortization of the PCS licenses began upon commencement of the related operations.  Amortization expense for intangible assets no longer subject to amortization after January 1, 2002 amounted to $13.6 million in 2001 and $1.0 million in 2000.

Intangible assets subject to amortization were as follows at December 31:

	2002
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$374.6	$(101.0)	$273.6
Franchise rights	22.5	(11.9)	10.6
Non-compete agreements	2.9	(2.7)	0.2
	$400.0	$(115.6)	$284.4

	2001
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$219.1	$(58.7)	$160.4
Franchise rights	22.5	(10.3)	12.2
Non-compete agreements	4.8	(4.0)	0.8
	$246.4	$(73.0)	$173.4

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, which are 5 to 10 years for customer lists, 15 years for franchise rights and 6 years for non-compete agreements.  Amortization expense for intangible assets subject to amortization was $45.4 million in 2002, $38.3 million in 2001 and $2.7 million in 2000.  Amortization expense for intangible assets subject to amortization is estimated to be $59.4 million in 2003, $59.1 million in 2004, $58.4 million in 2005, $39.8 million in 2006 and $23.1 million in 2007.

See Note 3 for a discussion of the significant acquisitions completed during 2002 that resulted in the recognition of goodwill and other intangible assets.  The after-tax income before cumulative effect of accounting change, net income and earnings per share effects, assuming that the change in accounting to eliminate the amortization of goodwill and other indefinite-lived intangible assets was applied retroactively by class of indefinite-lived intangible asset, were as follows for the years ended December 31:

(Millions, except per share amounts)	2001	2000
Effects on income before cumulative effect of accounting change and net income:
Income before cumulative effect of accounting change as reported	$1,047.5	$1,965.4
Goodwill amortization, net of tax	80.5	90.6
Cellular licenses amortization, net of tax	12.3	0.6
PCS licenses amortization, net of tax	0.3	0.4
Income before cumulative effect of accounting change as adjusted	1,140.6	2,057.0
Cumulative effect of accounting change	19.5	(36.6)
Net income as adjusted	$1,160.1	$2,020.4

Effects on basic earnings per share:
Basic earnings per share before cumulative effect of accounting change as reported	$3.36	$6.25
Goodwill amortization, net of tax	.26	.29
Cellular licenses amortization, net of tax	.04	.01
PCS licenses amortization, net of tax	—	—
Basic earnings per share before cumulative effect of accounting change as adjusted	$3.66	$6.55
Cumulative effect of accounting change	.06	(.12)
Basic earnings per share as adjusted	$3.72	$6.43

Effects on diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change as reported	$3.34	$6.20
Goodwill amortization, net of tax	.26	.29
Cellular licenses amortization, net of tax	.04	—
PCS licenses amortization, net of tax	—	—
Diluted earnings per share before cumulative effect of accounting change as adjusted	$3.64	$6.49
Cumulative effect of accounting change	.06	(.12)
Diluted earnings per share as adjusted	$3.70	$6.37

Investments –  Investments in unconsolidated partnerships are accounted for using the equity method.  Investments in equity securities are classified as available for sale and are recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  All other investments are accounted for using the cost method.  Investments are periodically reviewed for impairment.  If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.  Investments were as follows at December 31:

(Millions)	2002	2001
Investments in unconsolidated partnerships	$275.1	$173.3
Equity securities	0.2	19.1
Other cost investments	52.1	59.2
	$327.4	$251.6

Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships.  Prior to January 1, 2002, the excess cost was amortized on a straight-line basis over periods up to 40 years.  As of December 31, 2002 and 2001, the carrying value (cost less accumulated amortization through December 31, 2001) of excess cost included in investments was $21.3 million and $21.0 million, respectively.  Amortization expense was $0.5 million in 2001 and $2.9 million in 2000 and was included in equity earnings in unconsolidated partnerships in the accompanying consolidated statements of income.

Property, Plant and Equipment – Property, plant and equipment are stated at original cost.  Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment.  Wireline plant consists of aerial and underground cable, conduit, poles, switches and other central office and transmission-related equipment.  Information services plant consists of data processing equipment, purchased software and capitalized internal use software costs.  Other plant consists of furniture, fixtures, vehicles, machinery and equipment.  The costs of additions, replacements and substantial improvements are capitalized, while the costs of maintenance and repairs are expensed as incurred.  For the Company’s non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results.  The Company’s wireline subsidiaries utilize group composite depreciation.  Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation, and no gain or loss is recognized on the disposition of the plant.

Depreciation expense amounted to $1,043.0 million in 2002, $943.2 million in 2001 and $824.8 million in 2000.  Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Depreciable Lives
Buildings and improvements	5-50 years
Wireline	7-58 years
Wireless	5-20 years
Information services	3-10 years
Other	3-25 years

The Company capitalizes interest in connection with the acquisition or construction of plant assets.  Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense.  Capitalized interest amounted to $15.9 million in 2002, $20.4 million in 2001 and $18.2 million in 2000.

Impairment of Long-Lived Assets – Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset.  If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices.  Assets to be disposed of that are not classified as discontinued operations are reported at the lower of their carrying amount or fair value less cost to sell.

Capitalized Software Development Costs – For the Company’s information services operations, research and development expenditures related to internally developed computer software are charged to expense as incurred.  Software development costs incurred in the application development stage of internal use software are capitalized and recorded in plant in the accompanying consolidated balance sheets.  The development costs of software to be marketed are charged to expense until technological feasibility is established.  After that time, the remaining software development costs are capitalized and recorded in other assets in the accompanying consolidated balance sheets.  Total capitalized software development costs were as follows at December 31:

(Millions)	2002	2001
Capitalized software development costs	$972.8	$902.4
Accumulated amortization	(526.7)	(437.7)
Capitalized software development costs, net	$446.1	$464.7

Amortization of the capitalized amounts is computed on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, generally three to six years for software to be marketed.  Internal use software is amortized over periods ranging from three to ten years.  Amortization expense amounted to $90.2 million in 2002, $85.5 million in 2001 and $68.6 million in 2000.  The Company periodically evaluates the carrying value of capitalized software development costs to be marketed.  If the net realizable value of the capitalized software development costs is less than its carrying value, an impairment loss is recognized for the difference.  The determination of net realizable value requires considerable judgment by management with respect to certain external factors, including, but not limited to, expected future revenues generated by the software, the estimated economic life of the software and changes in software and hardware technologies.  Accordingly, it is reasonably possible that estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could be reduced in the near term, materially affecting the carrying value of capitalized software development costs.

Derivative Instruments – The Company uses derivative instruments to obtain a targeted mixture of variable and fixed-interest-rate long-term debt, such that the portion of debt subject to variable rates does not exceed 30 percent of the Company’s total long-term debt outstanding.  The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities.  Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes.  The Company has entered into interest rate swap agreements and designated these derivatives as fair value hedges.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the interest rate swaps are recorded as assets or liabilities in the consolidated balance sheets at fair value, with changes in the fair value of the derivative and of the underlying hedged item attributable to the hedged risk recognized in earnings.  Settlements of the interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when paid or received.  In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in income.

Preferred Stock – Cumulative preferred stock is issuable in series.  The Board of Directors is authorized to designate the number of shares and fix the terms.  There are 50.0 million shares of no par value cumulative non-voting preferred stock and 50.0 million shares of $25 par value voting cumulative preferred stock authorized.  Two series of no par value preferred stock, Series C and Series D, were outstanding at December 31, 2002 and 2001.  There were no shares of $25 par value preferred stock outstanding at December 31, 2002 and 2001.  The Series C non-redeemable preferred shares are convertible into 5.963 shares of ALLTEL common stock.  The Series D redeemable preferred shares are convertible at any time prior to redemption into 5.486 shares of ALLTEL common stock.  The Series D shares may be redeemed at the option of the Company or the holder at the $28 per share stated value.  There were 36,221 shares and 44,881 shares of Series D stock outstanding at December 31, 2002 and 2001, respectively.  The outstanding Series D stock of $1.0 million and $1.3 million at December 31, 2002 and 2001, respectively, is included in other liabilities in the accompanying consolidated balance sheets.  During 2002, $243,000 of Series D stock was converted into ALLTEL common stock compared to $150,000 in 2001 and $84,000 in 2000.

Unrealized Holding Gain (Loss) on Investments – Equity securities of certain publicly traded companies owned by the Company have been classified as available-for-sale and are reported at fair value, with cumulative unrealized gains and losses reported, net of tax, as a separate component of shareholders’ equity.  The Company had unrealized gains (losses), net of tax, on investments in equity securities of $(4.5) million and $9.7 million at December 31, 2001 and 2000, respectively.  The unrealized gains (losses), including the related tax impact, are non-cash items, and accordingly, have been excluded from the accompanying consolidated statements of cash flows.

Foreign Currency Translation Adjustment – For the Company’s foreign subsidiaries, assets and liabilities are translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date.  Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.  The resulting translation gains or losses are recorded as a separate component of shareholders’ equity.

Revenue Recognition – Communications revenues are primarily derived from usage of the Company’s networks and facilities.  Wireless access and wireline local access revenues are recognized over the period that the corresponding services are rendered to customers.  Revenues derived from other telecommunications services, including interconnection, long-distance and custom calling feature revenues are recognized monthly as services are provided.  Sales of communications products including wireless handsets and accessories represent a separate earnings process and are recognized when products are delivered and accepted by customers.  For transactions involving both the activation of service and the sale of equipment, the Company recognizes revenues as follows: (1) Fees assessed to communications customers to activate service are deferred and recognized over the expected life of the customer relationship, which is generally three years.  Direct incremental customer acquisition costs incurred in the activation of service are deferred up to the amount of the related revenues.  Costs in excess of the deferred activation revenues are expensed as incurred.  (2) Handset revenue and the related cost are recognized at the point of sale, because the handset sale represents a separate earnings process from the service.

Information services revenues are recognized in accordance with AICPA Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  Data processing revenues are recognized as services are performed.  Revenue and incremental direct costs related to professional services implementation are deferred and recognized over the term of the data processing agreement.  Software licensing fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is probable.  Software maintenance revenue is recognized ratably over the maintenance period.  Certain arrangements involve the licensing of software with rights to receive replacement products and releases, as well as maintenance services.  For software arrangements involving multiple elements, maintenance services are recognized ratably over the maintenance term at an amount equal to vendor-specific objective evidence (“VSOE”) of fair value established through substantive renewal rates.  If VSOE of fair value for maintenance does not exist, then the entire arrangement fee is recognized in revenue equally over the maintenance period.  Services not essential to the functionality of the software are recognized in revenue as the services are provided in a value equal to VSOE established through the pricing of such services when sold separately.  License fees are recognized under the residual method in accordance with SOP 98-9 after deferral of all of the above elements has occurred by reference to their respective VSOE of fair value.  When the arrangement with the customer includes significant production, modification or customization of the software, the Company uses contract accounting, as required by SOP 97-2.  The Company uses the multiple element accounting required by SOP 97-2 and accounts for certain elements of the arrangement separately as the services are performed based on the element’s VSOE of fair value (i.e., maintenance and certain other services).  For the one or more elements accounted for under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company uses the percentage-of-completion method.  Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract.  Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable.  When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is then recognized.  Due to the uncertainty of these estimates, it is reasonably possible that these estimates could change in the near term and the change could be material to the accompanying consolidated financial statements.

Directory publishing and advertising revenues along with the related costs are recognized by ALLTEL Publishing upon initial distribution of the directories, because ALLTEL Publishing has no secondary delivery obligation to non-affiliated companies and the secondary delivery obligation to affiliates is not significant.  The royalties paid by ALLTEL Publishing to the Company’s wireline subsidiaries are recognized as revenue over the life of the corresponding contract, which is generally twelve months.  For all other operations, revenue is recognized when products are delivered and accepted by customers or when services are rendered to customers in accordance with contract terms.

Included in accounts receivable are unbilled receivables of $217.2 million and $217.1 million at December 31, 2002 and 2001, respectively.  Included in these unbilled receivables are amounts totaling $28.9 million and $36.3 million at December 31, 2002 and 2001, respectively, which represent costs and estimated earnings in excess of billings related to information services contracts accounted for under the percentage-of-completion method, as discussed above.

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  For the Company’s regulated operations, the adjustment in deferred tax balances for the change in tax rates is reflected as regulatory assets or liabilities.  These regulatory assets and liabilities are amortized over the lives of the related depreciable asset or liability concurrent with recovery in rates.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Stock-Based Compensation – The Company’s stock-based compensation plans are more fully discussed in Note 6.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  For fixed stock options granted under these plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant.  Accordingly, ALLTEL does not record compensation expense for any of the fixed stock options granted.  For performance-based options, compensation expense was recognized over the expected vesting period of the options and was adjusted for changes in the number of options expected to vest and the market value of ALLTEL’s common stock.  Compensation expense (credit) for the performance-based options amounted to $(2.3) million in 2001 and $0.2 million in 2000.

The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the years ended December 31:

(Millions, except per share amounts)		2002	2001	2000
Net income as reported		$924.3	$1,067.0	$1,928.8
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(31.1)	(26.8)	(18.9)
Pro forma net income		$893.2	$1,040.2	$1,909.9
Basic earnings per share:	As reported	$2.97	$3.42	$6.13
	Pro forma	$2.87	$3.34	$6.07
Diluted earnings per share:	As reported	$2.96	$3.40	$6.08
	Pro forma	$2.86	$3.32	$6.02

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Earnings Per Share – Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year.  Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all unexercised stock options and outstanding preferred stock.  Options to purchase approximately 13.8 million, 9.6 million and 8.3 million shares of common stock at December 31, 2002, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share because the effect of including them was anti-dilutive.  A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2002	2001	2000
Basic earnings per share:
Income before cumulative effect of accounting change	$924.3	$1,047.5	$1,965.4
Preferred dividends	0.1	0.1	0.1
Net income applicable to common shares before cumulative effect of accounting change	$924.2	$1,047.4	$1,965.3
Weighted average common shares outstanding for the year	311.0	311.4	314.4
Basic earnings per share before cumulative effect of accounting change	$2.97	$3.36	$6.25
Diluted earnings per share:
Net income applicable to common shares before cumulative effect of accounting change	$924.2	$1,047.4	$1,965.3
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1
Net income applicable to common shares before cumulative effect of accounting change and assuming conversion of preferred stock	$924.3	$1,047.5	$1,965.4
Weighted average common shares outstanding for the year	311.0	311.4	314.4
Increase in shares, which would result from the assumed:
Exercise of stock options	1.0	1.8	2.4
Conversion of convertible preferred stock	0.3	0.3	0.4
Weighted average common shares, assuming conversion of the above securities	312.3	313.5	317.2
Diluted earnings per share before cumulative effect of accounting change	$2.96	$3.34	$6.20

As more fully discussed in Note 5, the Company issued equity units in 2002, which obligates the holder to purchase ALLTEL common stock on May 17, 2005.  Prior to the issuance of shares of ALLTEL common stock upon settlement of the purchase contracts, the equity units will be reflected in the diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by ALLTEL in the market, at the average market price during the period, using the proceeds received upon settlement.  The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of ALLTEL common stock is above the threshold appreciation price of $60.39.  Because the average market price of ALLTEL’s common stock during the year ended December 31, 2002, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units were excluded from the diluted earnings per share calculation for 2002.

Recent Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No. 143 will apply to fiscal years beginning after June 15, 2002, and will address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of those facilities.  For the Company’s leased non-wireline telecommunications and operating facilities, primarily consisting of cell sites, office and retail locations, ALLTEL has determined that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial statements.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations have historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, the Company will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow SFAS No. 71 accounting.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company will cease recognition of the cost of removal provision in depreciation expense and eliminate the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, will result in a non-cash pretax credit of approximately $34.0 million.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  Costs typically associated with exit or disposal activities include employee termination costs, contract cancellation provisions and relocation costs.  This standard nullifies the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As the Company continues to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, the Company, as required, has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002.  (See “Stock-Based Compensation” section of Note 1.)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002.  At December 31, 2002, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45.  ALLTEL does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”.  The guidance in Issue 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.   The Company is currently assessing the expected impact of applying the guidance in Issue 00-21 to its communications and information services operations.

2.              Cumulative Effect of Accounting Change:

In the second quarter of 2001, the Company changed its method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the “ALLTEL Plan”), a defined benefit pension plan covering substantially all employees working in the Company’s communications and corporate operations.  The change in accounting was completed in conjunction with the Company’s decision to conform future benefits earned under the subsidiary’s plan with the ALLTEL Plan, effective June 1, 2001.  The change in accounting, retroactive to January 1, 2001, affected both the computation and amortization of unrecognized actuarial gains and losses for purposes of calculating annual pension cost related to the subsidiary’s pension plan.  The change included modifying the method by which the market-related value of plan assets was determined from a calculated five-year average to actual fair value.  In addition, unrecognized actuarial gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets are amortized on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5% corridor are amortized over the average remaining service life of active plan participants (approximately 13 years).

Under the method previously followed by the subsidiary’s plan, only unrecognized actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants.  The Company believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary’s pension plan, and achieve consistency with the ALLTEL Plan.  Effective January 1, 2002, the subsidiary’s plan was merged into the ALLTEL Plan.  The effect of these changes in 2001 was to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million.  The cumulative effect of retroactively applying these changes to periods prior to 2001 resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million, and is included in net income for the year ended December 31, 2001.

Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees to conform its revenue recognition policies to the requirements of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  In prior years, the Company recognized monthly non-refundable wireless access revenues when billed in accordance with contractual arrangements with customers.  With the change, the Company now recognizes wireless access revenues over the period in which the corresponding services are provided.  Because the Company bills its customers on a cycle basis throughout the month, this change in accounting resulted in the continuous deferral of approximately 15 days of wireless access revenue.  In addition, certain fees assessed to communications customers to activate service were previously recognized when billed.  With the change in accounting, the Company now recognizes these fees over the expected life of the customer.  The effect of these changes in revenue recognition for 2000 was to decrease income before cumulative effect of accounting change by $4.6 million, or $.01 per share.  The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $36.6 million, net of income tax benefit of $23.3 million, and is included in net income for the year ended December 31, 2000.

3.              Acquisitions:

On August 1, 2002, ALLTEL purchased substantially all of the wireless assets owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  In this transaction, ALLTEL added properties representing approximately 8.3 million POPs, or potential customers, and acquired approximately 762,000 wireless customers, minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition.  During the third quarter of 2002, the Company completed the purchase price allocation of this acquisition based upon the appraised fair values of the property, plant and equipment and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.38 billion was assigned to customer list, cellular licenses and goodwill.  The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of six years.  The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.  Of the total amount assigned to goodwill, approximately $481.0 million is expected to be deductible for income tax purposes.

On August 1, 2002, ALLTEL also completed the purchase of local telephone properties in the state of Kentucky from Verizon Communications, Inc. (“Verizon”) for approximately $1.93 billion in cash.  In this transaction, ALLTEL added approximately 589,000 wireline customers.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireline properties from the date of acquisition.  During the fourth quarter of 2002, the Company completed the purchase price allocation of this acquisition based upon the appraised fair values of the property, plant and equipment and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.34 billion was assigned to customer list, franchise rights and goodwill.  The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of ten years.  The franchise rights are classified as indefinite-lived intangible assets and are not subject to amortization.  Of the total amount assigned to goodwill, approximately $1.0 billion is expected to be deductible for income tax purposes.

During 2002, ALLTEL also purchased a wireline property in Georgia, acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas and purchased two privately held companies serving the financial services industry.  In connection with these acquisitions, the Company paid $45.3 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $40.4 million to goodwill.

The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2002:

(Millions)	Acquired from
	Century Tel	Verizon	Other	Combined Totals
Assets acquired:
Current assets	$57.2	$38.0	$1.7	$96.9
Investments	79.5	—	—	79.5
Property, plant and equipment	192.9	608.6	11.3	812.8
Goodwill	1,075.5	1,003.1	40.4	2,119.0
Cellular licenses	214.0	—	—	214.0
Franchise rights	—	265.0	—	265.0
Customer list	89.0	67.6	—	156.6
Other assets	0.4	—	3.0	3.4
Total assets acquired	1,708.5	1,982.3	56.4	3,747.2
Liabilities assumed:
Current liabilities	(55.6)	(44.6)	(2.0)	(102.2)
Long-term debt	—	—	(9.1)	(9.1)
Other liabilities	(57.6)	(9.0)	—	(66.6)
Total liabilities assumed	(113.2)	(53.6)	(11.1)	(177.9)
Net cash paid	$1,595.3	$1,928.7	$45.3	$3,569.3

The purchase price paid for the CenturyTel and Verizon transactions discussed above was based on estimates of future cash flows of the properties acquired.  The purchase of wireless properties from CenturyTel expanded the Company’s wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Similarly, the wireline properties acquired from Verizon overlap ALLTEL’s existing wireless service in northeastern Kentucky.  ALLTEL paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following:  First, the scale and scope of ALLTEL’s entire communications business was enhanced by the addition of the combined 1,351,000 geographically clustered communications customers.  As a result, fixed operations cost will be spread over a larger base and very little incremental overhead will be added.  Second, in the wireless properties acquired from CenturyTel, ALLTEL should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.  Finally, the wireline operations in Kentucky generated a lower operating margin than ALLTEL’s wireline business primarily due to cost structure differences.  ALLTEL believes, over time, that the Company can improve the margins in the newly acquired Kentucky operations to be more in line with the margins in its existing wireline operations.

On October 3, 2000, ALLTEL purchased wireless properties in Louisiana from SBC Communications, Inc. (“SBC”).  In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition.

In 2000, ALLTEL, Bell Atlantic Corporation (“Bell Atlantic”) and GTE Corporation (“GTE”) exchanged wireless properties in 13 states.  On April 3, 2000, ALLTEL completed the exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa.  In addition to the exchange of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction.  On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, acquiring operations in Florida, Ohio, South Carolina and Alabama, while divesting operations in Illinois, Indiana, New York and Pennsylvania.  ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties.  In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.  ALLTEL accounted for these exchange transactions as purchase business combinations, and accordingly, the accompanying consolidated financial statements include the accounts and results of operations of the acquired properties from the applicable dates of acquisition.  In 2001, the Company recorded the final purchase price allocation related to wireless property acquisitions with Bell Atlantic, GTE and SBC.  Amortization of the customer lists, cellular licenses and goodwill was recorded on a straight-line basis over 6, 40 and 25 years, respectively.

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2002 and 2001 assume that the acquisition of wireless properties from CenturyTel and the acquisition of wireline properties from Verizon were completed as of January 1, 2001.  The unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2000 assume that the wireless property exchanges with Bell Atlantic and GTE were completed as of January 1, 2000:

(Millions, except per share amounts)	2002	2001	2000
Revenues and sales	$8,473.8	$8,370.9	$7,265.4
Income before cumulative effect of accounting change	$997.7	$1,091.0	$1,090.0
Earnings per share before cumulative effect of accounting change:
Basic	$3.21	$3.50	$3.47
Diluted	$3.19	$3.48	$3.44
Net income	$997.7	$1,110.5	$1,053.4
Earnings per share:
Basic	$3.21	$3.56	$3.35
Diluted	$3.19	$3.54	$3.32

The pro forma amounts represent the historical operating results of the properties acquired from CenturyTel, Verizon, Bell Atlantic and GTE with appropriate adjustments that give effect to depreciation and amortization and interest expense.  The pretax gain of $1,345.5 million (net of related tax expense of $565.9 million) recognized by ALLTEL in 2000 related to the wireless property exchanges with Bell Atlantic and GTE (see Note 10) has been excluded from the pro forma net income and earnings per share amounts presented.  The effects of the other non-acquisition related items discussed in Notes 9 and 10 are included in the pro forma amounts presented above.  The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquired properties had been operated by ALLTEL during the periods presented.  In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses.

Operating results of the wireless properties divested in the transactions with Bell Atlantic and GTE included in the Company’s consolidated results of operations for the year ended December 31, 2000 were as follows:

(Millions)
Revenues and sales	$216.5
Operating income	$73.1

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

(Millions)	Acquired from
	Bell Atlantic	GTE	SBC	Other	Combined Totals
Fair value of assets acquired	$332.3	$596.8	$70.2	$18.7	$1,018.0
Goodwill	487.3	629.4	162.3	70.0	1,349.0
Cellular licenses	175.0	273.0	61.0	—	509.0
Customer lists	51.0	134.0	27.0	—	212.0
Net deferred tax assets (liabilities) established on acquired assets	38.5	(25.9)	98.1	—	110.7
Liabilities assumed	—	(425.0)	(31.0)	(2.6)	(458.6)
Common stock issued	—	—	—	(58.0)	(58.0)
Fair value of assets exchanged	(459.8)	(1,399.2)	—	—	(1,859.0)
Net cash paid (received)	$624.3	$(216.9)	$387.6	$28.1	$823.1

In connection with the acquisitions discussed above, the Company recorded integration expenses and other charges in 2002 and 2000.  (See Note 9.)

4.              Financial Instruments and Investments:

The carrying amount of cash and short-term investments approximates fair value due to the short maturities of the instruments.  The fair values of the Company’s investments, long-term debt, redeemable preferred stock and interest rate swaps were as follows at December 31:

(Millions)	2002		2001
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Investments	$327.4	$327.4	$251.6	$251.6
Long-term debt	$7,379.1	$6,640.8	$3,955.7	$3,913.1
Redeemable preferred stock	$10.1	$1.0	$15.2	$1.3
Interest rate swaps	$105.2	$105.2	$6.0	$6.0

The fair value of investments was based on quoted market prices and the carrying value of investments for which there were no quoted market prices.  The fair value of long-term debt, including current maturities, was estimated based on the overall weighted rates and maturities of the Company’s long-term debt compared to rates and terms currently available in the long-term financing markets.  The fair value of the redeemable preferred stock was estimated based on the conversion of the Series D convertible redeemable preferred stock to common stock of the Company.  Fair values of the interest rate swaps were based on quoted market prices.  There was no material impact to earnings due to hedge ineffectiveness for the interest rate swaps designated as fair value hedges.  The fair value of all other financial instruments was estimated by management to approximate carrying value.

5.              Debt:

Long-term debt was as follows at December 31:

(Millions)	2002	2001
Debentures and notes, without collateral,
Weighted rate 7.4% in 2002 and 7.3% in 2001
Weighted maturity 11 years in 2002 and 9 years in 2001	$4,853.5	$3,383.4
Equity unit notes,
Weighted rate 6.3% in 2002
Weighted maturity 4 years in 2002	1,385.0	—
Commercial paper borrowings,
Weighted rate 1.4% in 2002 and 2.2% in 2001
Weighted maturity 3 years in 2002 and 4 years in 2001	25.0	230.1
Rural Telephone Bank and Federal Financing Bank notes,
Weighted rate 6.7% in 2002 and 2001
Weighted maturity 13 years in 2002 and 14 years in 2001	198.7	210.6
Rural Utilities Service notes,
Weighted rate 4.9% in 2002 and 2001
Weighted maturity 13 years in 2002 and 14 years in 2001	54.6	59.3
First mortgage bonds and collateralized notes,
Weighted rate 6.8% in 2002 and 6.7% in 2001
Weighted maturity 2 years in 2002 and 3 years in 2001	14.9	19.1
Industrial revenue bonds,
Weighted rate 3.0% in 2002 and 6.1% in 2001
Weighted maturity 5 years in 2002 and 6 years in 2000	3.9	4.6
Other-market value of interest rate swaps	105.2	6.0
	6,640.8	3,913.1
Less current maturities	(495.3)	(51.6)
Total long-term debt	$6,145.5	$3,861.5
Weighted rate	7.1%	6.9%
Weighted maturity	10 years	9 years

Commercial Paper – The Company has established a commercial paper program with a maximum borrowing capacity of $1.5 billion.  Commercial paper borrowings consist of discounted notes that are exempt from registration under the Securities Act of 1933.  Commercial paper borrowings are classified as long-term debt, because borrowings under this program are intended to be maintained on a long-term basis and are supported by the revolving credit agreements.

Revolving Credit Agreements – The Company has a $1.0 billion unsecured line of credit under a revolving credit agreement.  This agreement was amended in 2001 to provide that $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005.  The Company intends to continue to renew this agreement.  On July 31, 2002, the Company entered into an additional $500.0 million, 364-day revolving credit agreement which will expire on July 30, 2003, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2004.  Commercial paper borrowings are deducted in determining the total amount available for borrowing under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  At December 31, 2002, the amount available for borrowing under the revolving credit agreements was $1,475.0 million.

The revolving credit agreements contain various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of December 31, 2002, the Company’s long-term debt to capitalization ratio was 52.2 percent.  In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company.  Retained earnings unrestricted as to the payment of dividends by the Company amounted to $4,665.9 million at December 31, 2002.  Certain assets of the wireline subsidiaries have been pledged as collateral on $272.1 million of obligations.

Equity Units – During 2002, the Company issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion.  Each equity unit consists of a corporate unit, with a $50 stated amount, comprised of a purchase contract and $50 principal amount of senior notes.  The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a treasury portfolio of zero-coupon U.S. Government treasury securities by substituting the treasury securities for the senior notes.  The holder of an equity unit owns the underlying senior notes or treasury portfolio but has pledged the senior notes or treasury portfolio to ALLTEL to secure the holder’s obligations under the purchase contract.  The purchase contract obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005, for $50, a variable number of newly issued common shares of ALLTEL.  The number of ALLTEL shares issued will be determined at the time the purchase contracts are settled based upon the then current price of ALLTEL’s common stock.  If the price of ALLTEL’s common stock is equal to or less than $49.50, then ALLTEL will deliver 1.0101 shares to the holder of the equity unit.  If the price of ALLTEL’s common stock is greater than $49.50 but less than $60.39, then ALLTEL will deliver a fraction of shares equal to $50 divided by the then current price of ALLTEL’s common stock.  Finally, if the price of ALLTEL’s common stock is equal to or greater than $60.39, then ALLTEL will deliver 0.8280 shares to the holder.  Accordingly, upon settlement of the purchase contracts on May 17, 2005, ALLTEL will receive proceeds of approximately $1,385.0 million and will deliver between 22.9 million and 28.0 million common shares in the aggregate.  The proceeds will be credited to shareholders’ equity and allocated between the common stock and additional paid-in-capital accounts.  ALLTEL will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.50 percent of the stated amount per year until the purchase contract is settled, although the Company has the right to defer these payments until no later than May 17, 2005.

Each corporate unit also included $50 principal amount of senior notes that will mature on May 17, 2007.  The notes are pledged by the holders to secure their obligations under the purchase contracts.  ALLTEL will make quarterly interest payments to the holders of the notes initially at an annual rate of 6.25 percent.  On or after February 17, 2005, the notes will be remarketed.  At that time, ALLTEL’s remarketing agent will be entitled to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the purchase contract.  In the event of an unsuccessful remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes.  The total distributions payable on the equity units are at an annual rate of 7.75 percent, consisting of interest (6.25 percent) and contract adjustment payments (1.50 percent).  The corporate units are listed on the New York Stock Exchange under the symbol “AYZ”.

The present value of the contract adjustment payments of $57.1 million was accrued upon the issuance of the equity units as a charge to additional paid-in capital and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2002.  Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction.  Additional paid-in capital for 2002 also reflected a charge of $36.0 million representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

Interest expense was as follows for the years ended December 31:

(Millions)	2002	2001	2000
Interest expense related to long-term debt	$363.5	$285.5	$302.8
Other interest	1.8	3.4	8.0
Less: Capitalized interest	(15.9)	(20.4)	(18.2)
	$349.4	$268.5	$292.6

Maturities and sinking fund requirements for the four years after 2003 for long-term debt outstanding, excluding commercial paper borrowings, as of December 31, 2002, were $301.2 million, $242.8 million, $651.4 million and $1,428.4 million for the years 2004 through 2007, respectively.

6.              Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, ALLTEL may grant fixed and performance-based incentive and non-qualified stock options to officers and other key employees.  The maximum number of shares of the Company’s common stock that may be issued to officers and other key employees under all stock option plans in effect at December 31, 2002 was 34.6 million shares.  Fixed options granted under the stock option plans generally become exercisable over a period of one to five years after the date of grant.  Certain fixed options granted in 2000 become exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant.  Certain fixed options granted in 1997 become exercisable in equal increments over a six-year period beginning three years after the date of grant.  In 1997, performance- based options were granted that become exercisable one year after the date in which certain performance goals related to operating income growth and return on invested capital are achieved for the four most recent consecutive calendar quarters.  Four separate levels of performance goal targets were established, each specifying different minimum growth and rates of return.  Depending upon which of the four performance goal target levels is attained, 25%, 50%, 75% or 100% of the option award will vest and become exercisable.  Options related to the 25% performance goal target have vested.  In 2001, all remaining unvested performance options were cancelled, as the remaining performance targets were not achieved.

Under the Company’s stock option plan for non-employee directors (the “Directors’ Plan”), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock.  Under the Directors’ Plan, directors receive a one-time option grant to purchase 10,000 shares of common stock when they join the Board.  Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 6,500 shares).  Options granted under the Directors’ Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant.

For all plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant.  For fixed stock options, the maximum term for each option granted is 10 years.  The fair value of each stock option granted as identified below was calculated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2002	2001	2000
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	29.7%	29.4%	26.0%
Dividend yield	2.5%	2.2%	2.0%
Risk-free interest rate	4.6%	5.0%	6.3%

Set forth below is certain information related to stock options outstanding under ALLTEL’s stock-based compensation plans:

	(Thousands) Shares			Weighted Average Price Per Share
	2002	2001	2000	2002	2001	2000
Outstanding at beginning of period	16,254.5	14,859.7	10,814.2	$54.45	$51.81	$42.71
Granted	3,146.3	3,283.0	5,710.2	54.72	61.27	65.49
Exercised	(610.6)	(946.9)	(971.2)	28.03	32.91	30.34
Forfeited	(472.7)	(814.0)	(693.5)	59.76	62.57	52.58
Expired	—	(127.3)	—	—	31.30	—
Outstanding at end of period	18,317.5	16,254.5	14,859.7	$55.24	$54.45	$51.81

Exercisable at end of period	7,180.7	5,409.0	4,067.3	$48.02	$43.08	$36.72
Non-vested at end of period:
Fixed	11,136.8	10,845.5	10,667.5
Performance-based	—	—	124.9
Weighted average fair value of stock options granted during the year	$14.19	$16.98	$18.59

The following is a summary of stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
$20.24 - $27.88	308.3	2.5 years	$26.21	308.3	$26.21
$29.00 - $37.75	3,351.2	4.1 years	32.95	2,922.7	32.71
$39.19 - $47.30	890.7	5.1 years	43.20	714.7	43.21
$51.88 - $63.75	7,543.1	8.3 years	58.03	521.3	56.08
$64.56 - $68.25	6,030.7	7.0 years	66.85	2,575.6	66.42
$70.75 - $73.25	193.5	6.6 years	72.20	138.1	71.97
	18,317.5	6.9 years	$55.24	7,180.7	$48.02

7.              Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

The Company maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL’s information services and directory publishing subsidiaries.  Assets of this plan include ALLTEL common stock.  At December 31, 2002 and 2001, the plan’s investment in ALLTEL common stock was $35.2 million and $41.4 million, respectively.  The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management or other highly-compensated employees.  In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  The Company provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  The Company funds the accrued costs of these plans as benefits are paid.  During 2001, the Company incurred special termination benefits related to an early retirement program offered to employees meeting certain age and service requirements.  (See Note 9 for a further discussion of these special termination benefits incurred by ALLTEL in 2001.)  The components of pension expense (income), including provision for executive retirement agreements, and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2002	2001	2000	2002	2001	2000
Benefits earned during the year	$27.1	$25.1	$24.3	$0.6	$0.7	$0.6
Interest cost on benefit obligation	48.2	45.7	43.1	13.3	9.1	8.9
Amortization of transition (asset) obligation	(2.2)	(2.6)	(2.6)	0.8	1.0	1.0
Amortization of prior service (credit) cost	(3.7)	(8.5)	(0.6)	1.6	0.2	0.2
Recognized net actuarial (gain) loss	0.2	(4.1)	(16.1)	5.2	1.3	1.0
Excepted return on plan assets	(60.8)	(63.7)	(65.3)	—	—	—
Net periodic benefit (income) expense	8.8	(8.1)	(17.2)	21.5	12.3	11.7
Special termination benefits and curtailment	—	16.9	—	—	4.6	—
Total net periodic benefit (income) expense	$8.8	$8.8	$(17.2)	$21.5	$16.9	$11.7

A summary of plan assets, projected benefit obligation and funded status of the plans were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2002	2001	2002	2001
Fair value of plan assets at beginning of year	$711.4	$783.1	$—	$—
Employer contributions	53.8	6.3	11.1	8.1
Transfer from other plan for acquisitions	49.0	—	—	—
Participant contributions	—	—	4.2	4.2
Actual return on plan assets	(74.9)	(31.3)	—	—
Benefits paid	(46.4)	(46.7)	(15.3)	(12.3)
Fair value of plan assets at end of year	692.9	711.4	—	—
Projected benefit obligation at beginning of year	678.4	618.2	185.9	121.1
Benefits earned	27.1	25.1	0.6	0.7
Interest cost on projected benefit obligation	48.2	45.7	13.3	9.1
Participant contributions	—	—	4.2	4.2
Special termination benefits and curtailment	—	16.9	—	4.6
Plan amendments	—	(7.5)	—	14.4
Effect of acquisitions	49.7	—	7.3	—
Actuarial loss	45.5	26.7	6.2	44.1
Benefits paid	(46.4)	(46.7)	(15.3)	(12.3)
Projected benefit obligation at end of year	802.5	678.4	202.2	185.9
Plan assets in excess of (less than) projected benefit obligation	(109.6)	33.0	(202.2)	(185.9)
Unrecognized actuarial loss	209.6	24.4	71.0	71.0
Unrecognized prior service cost (credit)	(0.5)	(0.7)	16.2	17.8
Unrecognized net transition (asset) obligation	(1.2)	(3.4)	8.3	9.1
Net amount recognized	$98.3	$53.3	$(106.7)	$(88.0)
Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$145.3	$95.4	$—	$—
Accrued benefit cost liability	(47.0)	(42.1)	(106.7)	(88.0)
Net amount recognized	$98.3	$53.3	$(106.7)	$(88.0)

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Discount rate	6.85%	7.25%	6.85%	7.25%
Expected return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	3.50%	4.50%	—	—
Healthcare cost trend rate	—	—	9.00%	10.00%

For the supplemental retirement pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation was $50.5 million and $44.9 million at December 31, 2002 and 2001, respectively.  The accumulated benefit obligation related to these plans was $45.4 million and $41.0 million at December 31, 2002 and 2001, respectively.  There are no assets held in these plans, as the Company funds the accrued costs of the plans as benefits are paid.

The healthcare cost trend rate will decrease on a graduated basis to an ultimate rate of five percent in 2006.  For the year ended December 31, 2002, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.3 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $1.1 million.  As of December 31, 2002, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $18.2 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $15.4 million.

In 2000, ALLTEL changed its method of amortizing unrecognized actuarial gains and losses as a component of determining its annual pension cost.  In prior years, the Company amortized unrecognized actuarial gains and losses over the average remaining service life of active employees (approximately 13 years).  With this change, ALLTEL amortizes unrecognized gains or losses that exceed 17.5% of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over 5 years.  Unrecognized actuarial gains and losses below the 17.5% corridor continue to be amortized over the average remaining service life of active employees.  The Company believes the accelerated amortization method is preferable as it results in more timely recognition of significant actuarial gains and losses in computing ALLTEL’s annual pension cost.  The effect of this change in 2000 was to increase pension income by $4.1 million and income before cumulative effect of accounting change by $2.4 million.  There was no cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000.  (See Note 2 for a discussion of a similar change in accounting for a subsidiary’s pension plan completed in 2001.)

The Company has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees, except bargaining unit employees.  The amount of profit-sharing contributions to the plan is determined annually by the ALLTEL’s Board of Directors.  Profit-sharing expense amounted to $32.3 million in 2002, $26.1 million in 2001 and $26.4 million in 2000.  The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code.  The plans cover substantially all full-time employees, except bargaining unit employees.  Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans.  The Company also makes annual contributions to the plans.  Expense recorded by the Company related to these plans amounted to $10.9 million in 2002, $16.9 million in 2001 and $16.2 million in 2000.

8.              Lease Commitments:

Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for office space, office equipment, real estate and tower space were as follows as of December 31, 2002:

Year	(Millions)
2003	$119.3
2004	86.4
2005	65.5
2006	47.5
2007	33.3
Thereafter	92.2
Total	$444.2

Rental expense totaled $128.4 million in 2002, $114.2 million in 2001 and $104.3 million in 2000.

9.              Integration Expenses and Other Charges:

A summary of the integration and other charges recorded in 2002 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$13.4	$—	$3.3	$(0.5)	$16.2
Lease and contract termination costs	12.4	—	2.2	(0.5)	14.1
Computer system conversion and other integration costs	3.4	9.0	8.6	—	21.0
Write-down of investment in business venture	—	—	—	42.3	42.3
Write-down of cell site equipment	7.1	—	—	—	7.1
Write-down of software development costs	4.4	—	—	—	4.4
Branding and signage costs	—	—	7.8	—	7.8
Equipment removal and other disposal costs	2.2	—	—	—	2.2
Total integration expenses and other charges	$42.9	$9.0	$21.9	$41.3	$115.1
Number of employees terminated	910	—	212	—	1,122
Number of lease sites terminated	31	—	7	2	40

On December 13, 2002, ALLTEL and Bradford & Bingley Group announced both companies had agreed to discontinue a business venture.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the existing business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result of this announcement, ALLTEL recorded a write-down of its investment in the business venture, which primarily consisted of capitalized software development costs that had no alternative future use or functionality.  The write-down also included unamortized leasehold improvements and other costs to unwind the business venture.  During the fourth quarter of 2002, the Company also recorded lease termination costs of $1.5 million related to the closing of two data processing centers.  The lease termination costs reflected the estimated minimum contractual commitments over the ensuing one to two years to terminate leases associated with these operating locations.  The Company also recorded a $2.5 million reduction in the liabilities associated with the restructuring of its CLEC operations initiated during the first quarter of 2002, as discussed below.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets and consisted of $2.0 million in lease termination costs and $0.5 million in severance and employee benefit costs.

During the third quarter of 2002, the Company recorded a restructuring charge of $5.5 million consisting of severance and employee benefit costs related to a planned workforce reduction and lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999), as further discussed below.  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 212 employees primarily in the Company’s information services and product distribution operations.  As of December 31, 2002, the Company had paid $2.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In connection with the purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel (see Note 3), the Company incurred branding and signage costs of $7.8 million during the third quarter of 2002.  In connection with these acquisitions, the Company also incurred computer system conversion and other integration costs during each of the first three quarters of 2002.  These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon’s customer billing and operations support systems to ALLTEL’s internal systems.

In January 2002, ALLTEL announced its plans to exit its CLEC operations in seven states.  The Company also consolidated its call center and retail store operations during the first quarter of 2002.  In connection with these activities, ALLTEL recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  As previously discussed, in the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  As of December 31, 2002, the Company had paid $11.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.

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

During 2001, the Company restructured its regional communications, information services, product distribution and corporate operations.  In connection with these restructuring efforts, the Company recorded restructuring charges during each of the four quarters of 2001.  The Company also recorded write-downs in the carrying value of certain cell site equipment to fair value in connection with the product replacement program previously discussed.  A summary of the restructuring and other charges recorded in 2001 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$54.9	$1.6	$5.5	$0.1	$62.1
Lease and contract termination costs	5.2	0.5	0.4	—	6.1
Write-down of software development costs	8.9	—	—	—	8.9
Write-down of cell site equipment	—	—	9.5	5.6	15.1
Total restructuring and other charges	$69.0	$2.1	$15.4	$5.7	$92.2
Number of employees terminated	1,247	170	216	11	1,644
Number of lease sites terminated	48	10	2	3	63

As indicated in the table above, the restructuring charges consisted of $62.1 million in severance and employee benefit costs related to planned workforce reductions, $6.1 million in lease termination costs associated with the closing of certain retail and other operating locations and a $8.9 million write-down in the carrying value of certain software development costs.  Included in the severance and employee benefit component of the restructuring charges were non-cash charges of $22.6 million.  These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options.  Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company’s pension and postretirement benefit plans.  During the first quarter of 2001, 230 employees accepted the retirement incentive offer.  The restructuring plans were completed in December 2001 and resulted in the elimination of 1,644 employees, including the employees who accepted the early retirement incentive.  The work force reductions occurred primarily in operations management, engineering, sales and the corporate support functions.  As of December 31, 2002, the Company had paid $39.4 million in severance and employee-related expenses and all of the employee reductions had been completed.

The lease termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 63 operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations.

The write-down in the carrying value of certain software development costs resulted from the Company’s formation of a venture with IBM announced in March 2001.  The venture, which operates as ALLTEL Corebanking Solutions, a majority owned consolidated subsidiary of ALLTEL, develops and markets Corebank, a real-time banking system, to financial service organizations in Europe.  Prior to forming the venture, ALLTEL had been developing its own real-time processing software.  Following the signing of the business venture agreement, the Company ceased further development of its software product and wrote off the portion of the capitalized software development costs that had no alternative future use or functionality.

In an effort to realign the cost structure in its information services business, the Company recorded a restructuring charge of $10.1 million in 2000.  This charge consisted of $5.9 million in severance and employee benefit costs related to a planned workforce reduction and $4.2 million in lease termination costs related to the consolidation of certain operating locations.  The restructuring plan, which resulted in the elimination of 199 employees, was completed in July 2000.  As of December 31, 2001, the Company had paid $5.9 million in severance and employee-related expenses and all of the employee reductions had been completed.  The lease termination costs represent the estimated minimum contractual commitments over the next one to four years for facilities that the Company abandoned, net of anticipated sublease income.

In connection with ALLTEL’s purchase of wireless assets from SBC and the Company’s exchange of wireless assets with Bell Atlantic and GTE, the Company recorded integration expenses and other charges of $19.9 million in 2000.  These charges consisted of $14.6 million in branding and signage costs and $5.3 million in severance and employee benefit costs related to a planned workforce reduction.  The integration plan provided for the elimination of 22 employees in the Company’s wireless operations management, engineering and sales support functions.  During 2000, the Company paid $5.3 million in severance and employee-related expenses and completed all of the employee reductions associated with these integration activities.

As a result of completing the restructuring of its wireline operations initiated in 1999, the Company recorded a $2.1 million reduction in the liabilities associated with this restructuring plan in 2000.  The adjustment reflected differences between estimated and actual severance costs paid and a reduction in the number of employees to be terminated under the plan.  During 2000, the Company also recorded a $2.5 million reduction in the liabilities associated with its merger and integration activities initiated during 1999.  The reduction consisted of decreases in estimated severance costs of $2.3 million and $0.2 million, respectively, related to the 1999 acquisitions of Aliant Communications Inc. (“Aliant”) and Liberty Cellular, Inc. (“Liberty”).  The adjustments primarily reflected a reduction in the expected number of Aliant employees to be terminated under the merger and integration plans, as well as differences between actual and estimated severance costs paid.  As of December 31, 2002, the remaining unpaid liability relating to ALLTEL’s acquisitions of Aliant and Liberty was $1.5 million and consisted of unpaid severance and employee-related expenses.

The following is a summary of activity related to the liabilities associated with the Company’s integration expenses and other charges at December 31:

(Millions)	2002	2001
Balance, beginning of year	$17.1	$16.5
Integration expenses and other charges	117.6	92.2
Reversal of accrued liabilities	(2.5)	—
Non-cash charges for employee benefits	—	(22.6)
Non-cash write-down of assets	(48.3)	(24.0)
Cash outlays	(68.2)	(45.0)
Balance, end of year	$15.7	$17.1

As of December 31, 2002, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of lease cancellation and contract termination costs of $12.1 million and severance and employee-related expenses of $3.6 million and is included in other current liabilities in the accompanying consolidated balance sheets.  The integration expenses and other charges decreased net income $62.5 million, $54.8 million and $15.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

10.       Gain on Disposal of Assets, Write-Down of Investments and Other:

In the fourth quarter of 2002, ALLTEL recorded a pretax gain of $22.1 million from the sale of a wireless property in Pennsylvania to Verizon Wireless.  In addition, the Company also recorded a pretax write-down of $2.6 million related to its investment in Hughes Tele.com Limited (“HTCL”).  In December 2002, ALLTEL exchanged its shares of HTCL for non-voting, mandatory redeemable convertible preferred shares of Tata Teleservices Limited (“Tata”), a privately held Indian company.  Subsequently, ALLTEL decided to liquidate this investment by selling the Tata preferred shares.  The write-down reflected the difference between the carrying value of the Tata preferred shares and the estimated sales proceeds to be realized by ALLTEL upon completion of the sale, which occurred in February 2003.  In the third quarter of 2002, the Company recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. (“BellSouth”).  As discussed below, this gain was initially recorded in the first quarter of 2001 and subsequently revised in the second quarter of 2001.  This additional adjustment reflected a true up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.  In the second quarter of 2002, ALLTEL recorded a pretax write-down of $12.5 million on its investment in HTCL, a public company and provider of communications services in India.  The write-down was recorded in connection with HTCL’s agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL’s common stock.  In addition, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL’s investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.  These transactions increased net income $0.6 million.

In the second quarter of 2001, the Company recorded a pretax adjustment of $4.4 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth initially recorded in the first quarter of 2001.  The Company also recorded a pretax adjustment of $2.4 million to increase the gain recognized from the sale of PCS licenses to Verizon Wireless also completed during the first quarter of 2001.  These adjustments primarily reflected differences between the actual and estimated book values of the properties transferred.  In addition, during the second quarter of 2001, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt.  In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of 20 PCS licenses to Verizon Wireless completed in February 2001.  In addition, the Company recorded a pretax gain of $13.9 million upon the dissolution of a wireless partnership with BellSouth involving properties in four states.  Upon dissolution, the partnership assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes.  Also in the first quarter of 2001, the Company recorded pretax gains of $3.2 million from the sale of certain investments.  These transactions increased net income $212.7 million.

During 2000, the Company recorded pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic and GTE.  The Company also recorded pretax gains of $36.0 million from the sale of its PCS operations in Birmingham and Mobile, Ala. and nine other PCS licenses, including the license covering the Pensacola, Fla. market.  The sales of the Mobile, Ala. and Pensacola, Fla. PCS assets were necessary in order for ALLTEL to meet the U.S. Department of Justice guidelines regarding the overlap of wireless properties so that the Company could complete the wireless asset exchanges with Bell Atlantic and GTE.  The Company also recorded pretax gains totaling $562.0 million from the sale of equity securities, including ALLTEL’s remaining investment in WorldCom, Inc. common stock.  Proceeds from the sales of equity securities amounted to $618.2 million.  In addition, the Company recorded a pretax write-down of $15.0 million on its investment in APEX Global Information Services, Inc. (“APEX”), a provider of Internet access services.  The write-off was recorded due to adverse market conditions and APEX’s bankruptcy filing.  These transactions increased net income $1,124.3 million.

11.       Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2002	2001	2000
Current:
Federal	$175.5	$506.5	$703.7
State and other	10.4	74.7	186.1
	185.9	581.2	889.8
Deferred:
Federal	298.0	102.5	417.4
State and other	57.3	21.0	79.8
	355.3	123.5	497.2
Investment tax credit amortized	—	(0.4)	(1.7)
	$541.2	$704.3	$1,385.3

Deferred income tax expense for 2002 and 2001 primarily resulted from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the financial statements.  Deferred income tax expense for 2002 also included the effects of no longer amortizing indefinite-lived intangible assets for financial statement purposes in accordance with SFAS No. 142, as previously discussed.  These intangible assets continue to be amortized for income tax purposes.

Deferred income tax expense for 2000 primarily reflected the difference in the gain amount recognized for income tax purposes and the gain amount recorded in the financial statements related to the wireless property exchanges with Bell Atlantic and GTE.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2002	2001	2000
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	3.0	3.5	5.1
Amortization of intangibles	—	1.6	1.0
Other items, net	(1.1)	0.1	0.2
Effective income tax rates	36.9%	40.2%	41.3%

The significant components of the net deferred income tax liability were as follows at December 31:

(Millions)	2002	2001
Property, plant and equipment	$886.2	$698.5
Goodwill and other intangibles	181.3	(86.9)
Capitalized software development costs	97.4	93.4
Pension and other employee benefits	29.1	16.1
Partnership investments	1.6	68.4
Deferred compensation	(38.6)	(35.6)
Operating loss carryforwards	(7.0)	(5.4)
Other, net	2.5	(14.4)
	1,152.5	734.1
Valuation allowance	6.0	3.9
Deferred income taxes	$1,158.5	$738.0

At December 31, 2002 and 2001, total deferred tax assets were $153.3 million and $229.6 million, respectively, and total deferred tax liabilities were $1,311.8 million and $967.6 million, respectively.  As of December 31, 2002 and 2001, the Company had available tax benefits associated with federal and state operating loss carryforwards of $7.0 million and $5.4 million, respectively, which expire annually in varying amounts to 2021.  The valuation allowance primarily represents tax benefits of certain state operating loss carryforwards and other deferred tax assets, which may expire and not be utilized.

12.       Other Comprehensive Income (Loss):

Other comprehensive income (loss) consists of unrealized holding gains (losses) on its investments in equity securities and foreign currency translation adjustments.  Other comprehensive income (loss) were as follows for the years ended December 31:

(Millions)	2002	2001	2000
Unrealized holding losses on investments:
Unrealized holding losses arising in the period	$(6.2)	$(19.3)	$(375.9)
Income tax expense (benefit)	(2.3)	(6.5)	(123.2)
	(3.9)	(12.8)	(252.7)
Less: reclassification adjustments for (gains) losses included in net income for the period	13.7	(2.4)	(562.0)
Income tax expense (benefit)	(5.3)	1.0	224.8
	8.4	(1.4)	(337.2)
Net unrealized gains (losses) in the period	7.5	(21.7)	(937.9)
Income tax expense (benefit)	3.0	(7.5)	(348.0)
	4.5	(14.2)	(589.9)
Foreign currency translation adjustment	3.0	(5.4)	1.0
Other comprehensive income (loss) before tax	10.5	(27.1)	(936.9)
Income tax expense (benefit)	3.0	(7.5)	(348.0)
Other comprehensive income (loss)	$7.5	$(19.6)	$(588.9)

13.       Litigation-Claims and Assessments:

In July 1996, the Georgia Public Service Commission (the “Georgia PSC”) issued an order requiring that ALLTEL’s wireline subsidiaries which operate within its jurisdiction reduce their annual network access charges by $24.0 million, prospectively, effective July 1, 1996.  The Georgia PSC’s action was in response to the Company’s election to move from a rate-of-return method of pricing to an incentive rate structure, as provided by a 1995 Georgia telecommunications law.  The Georgia PSC’s authority to conduct the rate proceeding was considered first by the Superior Court of Fulton County, Georgia (the “Superior Court”) and then by the Georgia Court of Appeals and finally the Georgia Supreme Court.  In 1998, the Georgia Supreme Court ruled that the Georgia PSC had the authority to conduct the rate proceeding.  The case was remanded to the Superior Court for it to rule on certain issues that it had not previously decided.  In 1999, the Superior Court vacated and reversed the 1996 Georgia PSC order and remanded the case with instructions to dismiss.  The Georgia PSC appealed the Superior Court’s decision.  In April 2000, ALLTEL signed a settlement agreement with the Georgia PSC to settle this case.  As part of the agreement, ALLTEL agreed to accelerate deployment of digital subscriber lines and Internet service to its customers in Georgia and to reduce certain optional local calling plan rates.  In addition, ALLTEL agreed to future reductions in funds received from the Georgia Universal Service Fund.  These revenue reductions totaled $11.7 million in 2000 and approximately $26.0 million in 2001.  In exchange for the Company’s commitments, the Georgia PSC agreed to withdraw its appeal of the Superior Court’s 1999 decision.  In June 2000, the Georgia Court of Appeals acknowledged that the case had been settled and thus its ruling was moot, but denied the motion to dismiss and reversed the Superior Court’s decision.  In September 2000, ALLTEL and the Georgia PSC reached a final settlement agreement to resolve all pending litigation involving the two parties.  Under terms of the final agreement, ALLTEL issued a one-time credit of about $25 to approximately 450,000 wireline customers in Georgia.  The credits, which totaled $11.5 million, were issued during the fourth quarter of 2000, and were recorded as a reduction in wireline operating revenues.  These one-time credits were in addition to the other commitments agreed to by ALLTEL under the settlement agreement signed in April 2000, as discussed above.

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

14.       Agreement to Lease Cell Site Towers:

In December 2000, ALLTEL signed a definitive agreement with American Tower Corporation (“American Tower”) to lease to American Tower certain of the Company’s cell site towers in exchange for cash paid in advance.  Under terms of the 15-year lease agreement, American Tower will manage, maintain and remarket the remaining space on the towers, while ALLTEL will continue to own the cell site facilities.  ALLTEL is obligated to pay American Tower a monthly fee for management and maintenance services for the duration of the agreement amounting to $1,200 per tower per month, subject to escalation not to exceed five percent annually.  American Tower has the option to purchase the towers for additional consideration at the end of the lease term.  Upon completion of this transaction, the Company had leased 1,773 cell site towers to American Tower and received proceeds of $531.9 million.  Proceeds from this leasing transaction were recorded by ALLTEL as deferred rental income and are recognized as service revenues on a straight-line basis over the fifteen-year lease term.  Deferred rental income of $481.9 million and $506.6 million at December 31, 2002 and 2001, respectively, is included in other liabilities in the accompanying consolidated balance sheets.

15.       Business Segments:

ALLTEL disaggregates its business operations based upon differences in products and services.  Wireless operations include cellular, PCS and paging services and are provided in 26 states.  The Company’s wireline subsidiaries provide local service and network access in 15 states.  Wireline operations also include ALLTEL’s local competitive access and Internet access operations.  Local competitive access services are currently provided in select markets.  Communications support services consist of the Company’s long-distance, network management, product distribution and directory publishing operations.  Long-distance and Internet access services are currently marketed in 25 and 17 states, respectively.  Information services provide information processing, outsourcing services and application software primarily to financial and telecommunications customers.  The principal markets for information services’ products and services are commercial banks, financial institutions and telecommunications companies in the United States and major international markets.  Corporate items include general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments.  The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1.  The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the items discussed in Notes 9 and 10.  These items are not allocated to the segments and are included in corporate operations.  The Company accounts for intercompany sales at current market prices or in accordance with regulatory requirements.

(Millions)

	For the year ended December 31, 2002
	Wireless	Wireline	Communications Support Services	Information Services	Total Segments
Revenues and sales from unaffiliated customers:
Domestic	$4,160.2	$2,027.2	$433.1	$863.6	$7,484.1
International	—	—	—	126.5	126.5
	4,160.2	2,027.2	433.1	990.1	7,610.6
Intercompany revenues and sales	—	152.5	373.5	—	526.0
Total revenues and sales	4,160.2	2,179.7	806.6	990.1	8,136.6
Operating expenses	2,634.7	921.1	716.0	734.5	5,006.3
Depreciation and amortization	577.6	465.6	27.2	93.7	1,164.1
Total costs and expenses	3,212.3	1,386.7	743.2	828.2	6,170.4
Segment income	$947.9	$793.0	$63.4	$161.9	$1,966.2
Assets	$9,409.0	$5,075.5	$471.6	$622.0	$15,578.1
Investments in unconsolidated partnerships	$275.1	$—	$—	$—	$275.1
Capital expenditures	$717.1	$399.6	$31.5	$40.7	$1,188.9

	For the year ended December 31, 2001
	Wireless	Wireline	Communications Support Services	Information Services	Total Segments
Revenues and sales from unaffiliated customers:
Domestic	$3,832.0	$1,824.9	$503.1	$871.4	$7,031.4
International	—	—	—	163.8	163.8
	3,832.0	1,824.9	503.1	1,035.2	7,195.2
Intercompany revenues and sales	—	140.0	320.7	—	460.7
Total revenues and sales	3,832.0	1,964.9	823.8	1,035.2	7,655.9
Operating expenses	2,385.3	820.2	710.8	794.7	4,711.0
Depreciation and amortization	619.0	412.0	22.4	94.1	1,147.5
Total costs and expenses	3,004.3	1,232.2	733.2	888.8	5,858.5
Segment income	$827.7	$732.7	$90.6	$146.4	$1,797.4
Assets	$7,525.3	$3,449.7	$505.6	$665.5	$12,146.1
Investments in unconsolidated partnerships	$173.3	$—	$—	$—	$173.3
Capital expenditures	$721.4	$390.3	$37.0	$61.9	$1,210.6

	For the year ended December 31, 2000
	Wireless	Wireline	Communications Support Services	Information Services	Total Segments
Revenues and sales from unaffiliated customers:
Domestic	$3,536.6	$1,727.5	$546.2	$880.5	$6,690.8
International	—	—	—	134.1	134.1
	3,536.6	1,727.5	546.2	1,014.6	6,824.9
Intercompany revenues and sales	—	128.7	360.4	—	489.1
Total revenues and sales	3,536.6	1,856.2	906.6	1,014.6	7,314.0
Operating expenses	2,189.0	819.3	825.8	776.6	4,610.7
Depreciation and amortization	480.8	378.2	17.4	93.6	970.0
Total costs and expenses	2,669.8	1,197.5	843.2	870.2	5,580.7
Segment income	$866.8	$658.7	$63.4	$144.4	$1,733.3
Assets	$7,269.2	$3,454.9	$762.6	$668.5	$12,155.2
Investments in unconsolidated partnerships	$231.8	$—	$—	$—	$231.8
Capital expenditures	$580.8	$431.3	$82.5	$54.6	$1,149.2

A reconciliation of the total business segments to the applicable amounts in the Company’s consolidated financial statements was as follows as of and for the year ended December 31:

(Millions)	2002	2001	2000
Revenues and sales:
Total business segments	$8,136.6	$7,655.9	$7,314.0
Less: intercompany eliminations(1)	(153.2)	(150.3)	(154.0)
Total consolidated revenues and sales	$7,983.4	$7,505.6	$7,160.0

Operating income:
Total business segment income	$1,966.2	$1,797.4	$1,733.3
Corporate operations	(35.5)	(40.5)	(40.4)
Integration expenses and other charges	(115.1)	(92.2)	(25.4)
Total consolidated operating income	$1,815.6	$1,664.7	$1,667.5

Depreciation and amortization expense:
Total business segments	$1,164.1	$1,147.5	$970.0
Corporate operations	14.5	20.2	18.4
Total consolidated depreciation and amortization expense	$1,178.6	$1,167.7	$988.4

Assets:
Total business segments	$15,578.1	$12,146.1	$12,155.2
Corporate assets(2)	853.8	532.7	329.7
Less: elimination of intercompany receivables	(42.8)	(69.8)	(302.9)
Total consolidated assets	$16,389.1	$12,609.0	$12,182.0

Capital expenditures:
Total business segments	$1,188.9	$1,210.6	$1,149.2
Corporate operations	5.2	21.3	15.5
Total consolidated capital expenditures	$1,194.1	$1,231.9	$1,164.7

Notes:

(1)                 See “Transactions with Certain Affiliates” in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

(2)                 Corporate assets consist of fixed assets, investments and other assets not allocated to the segments.

Supplemental information pertaining to the Communications Support Services segment was as follows for the year ended December 31:

(Millions)	2002	2001	2000

Revenues and sales from unaffiliated customers:
Product distribution	$215.2	$224.1	$266.1
Directory publishing	38.9	68.6	55.5
Long-distance and network management services	179.0	210.4	224.6
	$433.1	$503.1	$546.2
Intercompany revenues and sales:
Product distribution	$156.1	$143.6	$237.8
Directory publishing	80.2	77.6	74.8
Long-distance and network management services	137.2	99.5	47.8
	$373.5	$320.7	$360.4
Total revenues and sales:
Product distribution	$371.3	$367.7	$503.9
Directory publishing	119.1	146.2	130.3
Long-distance and network management services	316.2	309.9	272.4
Total communications support services revenues and sales	$806.6	$823.8	$906.6

16.       Quarterly Financial Information - (Unaudited):

(Millions, except per share amounts)

	For the year ended December 31, 2002
	Total	4th	3rd	2nd	1st
Revenues and sales	$7,983.4	$2,143.7	$2,082.4	$1,924.4	$1,832.9
Operating income	$1,815.6	$481.7	$489.9	$436.1	$407.9
Income before cumulative effect of accounting change	$924.3	$256.6	$237.7	$216.2	$213.8
Cumulative effect of accounting change	—	—	—	—	—
Net income	924.3	256.6	237.7	216.2	213.8
Preferred dividends	0.1	—	—	0.1	—
Net income applicable to common shares	$924.2	$256.6	$237.7	$216.1	$213.8
Basic earnings per share:
Income before cumulative effect of accounting change	$2.97	$.82	$.76	$.70	$.69
Cumulative effect of accounting change	—	—	—	—	—
Net income	$2.97	$.82	$.76	$.70	$.69
Diluted earnings per share:
Income before cumulative effect of accounting change	$2.96	$.82	$.76	$.69	$.68
Cumulative effect of accounting change	—	—	—	—	—
Net income	$2.96	$.82	$.76	$.69	$.68

	For the year ended December 31, 2001
	Total	4th	3rd	2nd	1st
Revenues and sales	$7,505.6	$1,904.1	$1,875.4	$1,899.1	$1,827.0
Operating income	$1,664.7	$448.5	$435.4	$434.8	$346.0
Income before cumulative effect of accounting change	$1,047.5	$231.4	$221.4	$218.5	$376.2
Cumulative effect of accounting change	19.5	—	—	—	19.5
Net income	1,067.0	231.4	221.4	218.5	395.7
Preferred dividends	0.1	—	—	0.1	—
Net income applicable to common shares	$1,066.9	$231.4	$221.4	$218.4	$395.7
Basic earnings per share:
Income before cumulative effect of accounting change	$3.36	$.75	$.71	$.70	$1.20
Cumulative effect of accounting change	.06	—	—	—	.06
Net income	$3.42	$.75	$.71	$.70	$1.26
Diluted earnings per share:
Income before cumulative effect of accounting change	$3.34	$.74	$.71	$.70	$1.19
Cumulative effect of accounting change	.06	—	—	—	.06
Net income	$3.40	$.74	$.71	$.70	$1.25

Notes to Quarterly Financial Information:

A.           In the fourth quarter of 2002, the Company incurred pretax charges of $42.3 million related to discontinuing a business venture with Bradford & Bingley Group to provide mortgage administration and information technology products to the mortgage lending industry in the United Kingdom.  The pretax charges primarily consisted of the write-off of capitalized software development costs that had no alternative future use or functionality and other costs to unwind the business venture.  During the fourth quarter of 2002, the Company also recorded lease termination costs of $1.5 million related to the closing of two data processing centers.  The Company also recorded a $2.5 million reduction in the liabilities associated with the restructuring of its CLEC operations initiated during the first quarter of 2002, as discussed below.  These charges decreased net income $17.8 million or $.06 per share. (See Note 9.)  ALLTEL also recorded a pretax gain of $22.1 million realized from the sale of a wireless property, partially offset by a $2.6 million write-down in the carrying value of an investment.  These transactions increased net income $11.9 million or $.04 per share. (See Note 10.)

B.             In the third quarter of 2002, the Company incurred pretax charges of $16.4 million related to its acquisitions of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel.  The Company also recorded a restructuring charge of $5.5 million related to a planned workforce reduction and the closing of seven product distribution centers.  These charges decreased net income $13.2 million or $.04 per share. (See Note 9.)  ALLTEL also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. (“BellSouth”).  As discussed below, this gain was initially recorded in the first quarter of 2001 and subsequently revised in the second quarter of 2001.  This adjustment decreased net income $2.9 million or $.01 per share. (See Note 10.)

C.             In the second quarter of 2002, the Company incurred pretax charges of $9.0 million related to its pending acquisitions of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel.  These charges decreased net income $5.4 million or $.02 per share. (See Note 9.)  ALLTEL also recorded pretax write-downs of $13.7 million to reflect other-than-temporary declines in the fair values of two equity security investments.  The write-downs decreased net income $8.4 million or $.03 per share. (See Note 10.)

D.            In the first quarter of 2002, the Company recorded pretax charges of $32.4 million in connection with the restructuring of its CLEC, call center and retail store operations.  The Company also recorded pretax write-downs of $7.1 million in the carrying value of certain cell site equipment to fair value as part of a product replacement program initiated by a vendor in 2001.  In addition, the Company incurred pretax charges of $3.4 million related to its pending acquisition of wireline properties in Kentucky from Verizon.  These charges decreased net income $26.1 million or $.08 per share. (See Note 9.)

E.              In the fourth quarter of 2001, the Company recorded additional severance of $0.1 million in connection with the restructuring of its product distribution operations and pretax write-downs of $5.6 million in the carrying value of certain cell site equipment to fair value as part of the equipment exchange program initiated in the third quarter of 2001.  These charges decreased net income $3.4 million or $.01 per share. (See Note 9.)

F.              In the third quarter of 2001, the Company recorded pretax charges of $5.9 million in connection with the restructuring of its information services operations and additional charges incurred in connection with its first quarter 2001 restructuring of its regional communications and corporate operations. The Company also recorded pretax write-downs of $9.5 million in the carrying value of certain cell site equipment to fair value.  The write-downs in cell site equipment resulted from the Company’s exchange of its existing equipment for new equipment under terms of a product replacement program initiated by a vendor in 2001.  These transactions decreased net income $9.3 million or $.03 per share. (See Note 9.)

G.             In the second quarter of 2001, the Company recorded a pretax adjustment of $2.4 million to increase the gain recognized on the sale of PCS licenses and a pretax adjustment of $4.4 million to reduce the gain realized upon the dissolution of a wireless partnership initially recorded in the first quarter of 2001.  The Company also incurred pretax termination fees of $2.9 million related to the early retirement of long-term debt and recorded additional pretax charges of $2.1 million in connection with its first quarter 2001 restructuring activities.  These transactions decreased net income $4.1 million or $.01 per share. (See Notes 9 and 10.)

H.            In the first quarter of 2001, the Company recorded a pretax gain of $345.4 million from the sale of PCS licenses, a pretax gain of $13.9 million from the dissolution of a wireless partnership and a pretax gain of $3.2 million from the sale of investments.  These transactions increased net income $215.6 million or $.69 per share.  Operating income included a pretax charge of $69.0 million incurred in connection with the restructuring of the Company’s regional communications, product distribution and corporate operations.  These charges decreased net income $40.9 million or $.13 per share.  Effective January 1, 2001, the Company changed the accounting for a subsidiary’s pension plan.  The cumulative effect of this accounting change resulted in a one-time non-cash credit of $19.5 million, net of income tax expense of $13.0 million or $.06 per share. (See Notes 2, 9 and 10.)

I.                 In the opinion of management, all adjustments necessary for a fair presentation of results for each period have been included.

17.       Subsequent Event - Pending Sale of the Company’s Financial Services Business:

On January 28, 2003, ALLTEL signed a definitive agreement to sell the financial services division of its information services subsidiary, ALLTEL Information Services, to Fidelity National Financial Inc. (“Fidelity National”), for $1.05 billion, payable as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National will acquire ALLTEL’s mortgage servicing; retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company will transition to Fidelity National as part of the transaction, which is expected to close by the end of the first quarter of 2003.  The telecom division of ALLTEL Information Services will be retained by the Company and will not be part of the transaction.  The telecommunications operations retained by ALLTEL represented approximately 12 percent of both total revenues and sales and total segment income reported by the information services segment in 2002.

The following table summarizes the assets and liabilities of the financial services division as of December 31, 2002:

(Millions)
Current assets	$161.6
Property, plant and equipment	115.3
Goodwill	25.8
Other assets	239.6
Total assets	$542.3

Current liabilities	$134.1
Deferred income taxes	43.0
Other liabilities	54.1
Total liabilities	$231.2