Form 10-Q
period 2003-03-31
ALLTEL CORP
filed 2003-05-14
CIK 65873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003

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

YES  ☒       NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES  ☒        NO  ☐

Number of common shares outstanding as of March 31, 2003:  311,272,082

The Exhibit Index is located on page 37.

ALLTEL CORPORATION

FORM 10-Q

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

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, governmental and public policy changes.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except per share amounts)	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and short-term investments	$52.9	$134.6
Accounts receivable (less allowance for doubtful accounts of $53.2 and $68.4, respectively)	1,089.1	1,162.8
Inventories	154.4	138.5
Prepaid expenses and other	54.3	38.8
Assets held for sale	559.0	538.3
Total current assets	1,909.7	2,013.0
Investments	321.5	327.4
Goodwill	4,861.4	4,769.7
Other intangibles	1,345.2	1,346.5
PROPERTY, PLANT AND EQUIPMENT:
Land	287.1	275.3
Buildings and improvements	1,098.7	1,074.3
Wireline	6,260.8	6,188.5
Wireless	4,930.5	4,798.3
Information processing	1,048.2	1,047.7
Other	557.5	571.0
Under construction	357.2	365.0
Total property, plant and equipment	14,540.0	14,320.1
Less accumulated depreciation	6,971.0	6,756.4
Net property, plant and equipment	7,569.0	7,563.7
Other assets	352.8	368.8
TOTAL ASSETS	$16,359.6	$16,389.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$47.9	$494.7
Accounts payable	484.9	558.3
Advance payments and customer deposits	214.0	214.3
Accrued taxes	112.3	72.2
Accrued dividends	109.4	109.6
Accrued interest	86.9	123.8
Other current liabilities	116.0	136.5
Liabilities related to assets held for sale	177.3	190.5
Total current liabilities	1,348.7	1,899.9
Long-term debt	6,421.5	6,145.4
Deferred income taxes	1,181.8	1,115.4
Other liabilities	1,235.0	1,230.3
SHAREHOLDERS’ EQUITY:
Preferred stock, Series C, $2.06, no par value, 14,928 and 15,635 shares issued and outstanding, respectively	0.4	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 311,272,082 and 311,182,950 shares issued and outstanding, respectively	311.3	311.2
Additional paid-in capital	698.8	695.7
Foreign currency translation adjustment	(7.0)	(6.9)
Retained earnings	5,169.1	4,997.7
Total shareholders’ equity	6,172.6	5,998.1
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,359.6	$16,389.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2003	2002
REVENUES AND SALES:
Service revenues	$1,716.5	$1,478.9
Product sales	189.3	144.0
Total revenues and sales	1,905.8	1,622.9
COSTS AND EXPENSES:
Cost of services (excluding depreciation of $220.2 and $179.7 included below)	527.4	450.3
Cost of products sold	237.7	208.7
Selling, general, administrative and other	371.1	295.6
Depreciation and amortization	303.5	247.5
Integration expenses and other charges	—	42.9
Total costs and expenses	1,439.7	1,245.0
OPERATING INCOME	466.1	377.9

Equity earnings in unconsolidated partnerships	17.5	8.6
Minority interest in consolidated partnerships	(17.8)	(15.0)
Other income, net	0.4	1.2
Interest expense	(103.4)	(60.9)

Income from continuing operations before income taxes	362.8	311.8
Income taxes	135.2	116.9

Income from continuing operations	227.6	194.9
Discontinued operations
(net of income taxes of $25.0 and $12.7)	37.1	18.9

Income before cumulative effect of accounting change	264.7	213.8
Cumulative effect of accounting change
(net of income taxes of $10.3)	15.6	—

Net income	280.3	213.8
Preferred dividends	—	—
Net income applicable to common shares	$280.3	$213.8
EARNINGS PER SHARE:
Basic:
Income from continuing operations	$.73	$.63
Income from discontinued operations	.12	.06
Cumulative effect of accounting change	.05	—
Net income	$.90	$.69
Diluted:
Income from continuing operations	$.73	$.62
Income from discontinued operations	.12	.06
Cumulative effect of accounting change	.05	—
Net income	$.90	$.68
Pro forma amounts assuming change in accounting principle was applied retroactively:
Net income	$264.7	$214.0
Basic earnings per share	$.85	$.69
Diluted earnings per share	$.85	$.68

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2003	2002

CASH PROVIDED FROM OPERATIONS:
Net income	$280.3	$213.8
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(37.1)	(18.9)
Cumulative effect of accounting change	(15.6)	—
Depreciation and amortization	303.5	247.5
Provision for doubtful accounts	52.8	54.2
Non-cash portion of integration expenses and other charges	—	11.4
Increase in deferred income taxes	78.0	33.9
Other, net	(1.8)	5.0
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	21.7	(36.4)
Inventories	(15.5)	44.2
Accounts payable	(73.1)	(17.7)
Other current liabilities	(37.1)	64.4
Other, net	(9.2)	(33.7)
Net cash provided from operations	546.9	567.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(227.7)	(190.9)
Additions to capitalized software development costs	(13.5)	(18.7)
Additions to investments	(3.8)	(1.1)
Purchase of property, net of cash acquired	(124.6)	(19.5)
Proceeds from the lease of cell site towers	—	7.5
Proceeds from the return on investments	13.8	11.3
Other, net	7.2	(9.1)
Net cash used in investing activities	(348.6)	(220.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(109.1)	(105.7)
Reductions in long-term debt	(456.2)	(227.4)
Distributions to minority investors	(10.0)	(12.6)
Long-term debt issued	285.0	—
Common stock issued	2.9	9.8
Net cash used in financing activities	(287.4)	(335.9)

Net cash provided from (used in) discontinued operations	7.5	(1.8)

Effect of exchange rate changes on cash and short-term investments	(0.1)	(0.4)

Increase (decrease) in cash and short-term investments	(81.7)	9.1

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	134.6	63.2
End of period	$52.9	$72.3

NON-CASH INVESTING AND FINANCING ACTIVITY:
Change in fair value of interest rate swap agreements	$0.6	$(6.0)

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.                                      General:

Basis of Presentation – The consolidated financial statements at March 31, 2003 and 2002 and for the three month periods then ended of ALLTEL Corporation (“ALLTEL” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  Certain prior year amounts, as further discussed below, have been reclassified to conform to the 2003 financial statement presentation.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Change in Business Segment Reporting – Effective January 1, 2003, ALLTEL changed its business segment presentation to reclassify the operations of the telecom division of its information services subsidiary, ALLTEL Information Services, Inc., to be included within the Company’s communications support services segment.  This segment also includes ALLTEL’s long-distance and network management services, communications products, and directory publishing operations.  Previously, the telecom division had been combined with the financial services division and reported within the Company’s information services segment.  As further discussed in Note 10 to the unaudited consolidated financial statements, on January 28, 2003, ALLTEL signed a definitive agreement to sell the financial services division of ALLTEL Information Services, Inc. to Fidelity National Financial Inc. (“Fidelity National”).  ALLTEL completed the sale transaction on April 1, 2003. (See Note 11 to the unaudited consolidated financial statements.)  Accordingly, the financial services division has been reported in the accompanying unaudited consolidated financial statements as discontinued operations.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been reclassified to conform to this new financial reporting presentation.

2.                                      Accounting Changes:

Except for certain wireline subsidiaries as further discussed below, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  ALLTEL is subject to asset retirement obligations associated with its cell site and switch site operating leases, which are subject to the provisions of SFAS No. 143.  Cell site and switch site lease agreements frequently contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation.  The Company has concluded that the fair value of these obligations cannot be reasonably estimated at this time because neither the range of settlement dates of the asset retirement obligations nor the probability of enforcement of the remediation clauses are currently determinable.  The Company has insufficient historical data to reasonably determine the probability of whether the remediation terms of the lease will be enforced and to what extent.  In addition, ALLTEL is unable to estimate a potential range of settlement dates as a result of its intent and ability to renew site leases after the initial lease expiration.  A liability for the asset retirement obligation associated with the Company’s cell site and switch site leases will be recorded if and when a reasonable estimate of fair value can be determined.  In addition to cell site and switch site operating leases, ALLTEL also has leases for office and retail locations that are subject to the provisions of SFAS No. 143.  The adoption of SFAS No. 143 related to the leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position, or cash flows as of and for the three months ended March 31, 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL’s wireline operations has historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $148.5 million and $153.3 million at March 31, 2003 and 2002, respectively.

For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the three months ended March 31, 2003.

Effective January 1, 2003, the Company adopted Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for all new arrangements entered into on or after that date.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  Upon adoption, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service.  The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated results of operations for the three months ended March 31, 2003.

3.                                      Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.  The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2003 were as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Total
Balance at December 31, 2002	$3,519.7	$1,247.7	$2.3	$4,769.7
Acquired during the period	100.2	—	—	100.2
Other adjustments	(8.2)	(0.3)	—	(8.5)
Balance at March 31, 2003	$3,611.7	$1,247.4	$2.3	$4,861.4

The carrying value of indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	March 31, 2003	December 31, 2002
Cellular licenses	$729.8	$720.2
Personal Communications Services licenses	76.9	76.9
Franchise rights – wireline	265.0	265.0
	$1,071.7	$1,062.1

Intangible assets subject to amortization were as follows:

	March 31, 2003
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$378.6	$(115.4)	$263.2
Franchise rights	22.5	(12.3)	10.2
Non-compete agreements	2.9	(2.8)	0.1
	$404.0	$(130.5)	$273.5

	December 31, 2002
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$374.6	$(101.0)	$273.6
Franchise rights	22.5	(11.9)	10.6
Non-compete agreements	2.9	(2.7)	0.2
	$400.0	$(115.6)	$284.4

Amortization expense for intangible assets subject to amortization was $14.9 million and $9.2 million for the three month periods ended March 31, 2003 and 2002, respectively.  Amortization expense for intangible assets subject to amortization is estimated to be $59.8 million in 2003, $59.7 million in 2004, $59.0 million in 2005, $40.3 million in 2006 and $23.7 million in 2007.  (See Note 4 for a discussion of the significant acquisitions completed during 2003 that resulted in the recognition of goodwill and other intangible assets.)

4.                                      Acquisitions:

On February 28, 2003, the Company completed its purchase of wireless properties, representing approximately 370,000 potential customers (“POPs”) in southern Mississippi, from Cellular XL Associates (“Cellular XL”), a privately held company, for $72.0 million in cash.  Of the total purchase price, $64.6 million was paid to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months from the date of closing.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition.  During the first quarter of 2003, the Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $67.0 million was assigned to customer list ($4.0 million), cellular licenses ($9.6 million) and goodwill ($53.4 million).  The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of six years.  The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.

On February 28, 2003, the Company also acquired from the other five minority owners the remaining ownership interest in wireless properties, representing approximately 355,000 POPs in two Michigan Rural Service Areas (“RSAs”) for $60.0 million in cash.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $46.8 million has been initially allocated to goodwill.  The fair values and useful lives of the assets acquired have been estimated based on a preliminary valuation pending completion of fair value analyses of the assets acquired and liabilities assumed.

The purchase price paid for the wireless properties discussed above was based on estimates of future cash flows of the properties acquired.  ALLTEL paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because the purchase of wireless properties expanded the Company’s wireless footprint into new markets across Michigan and Mississippi and added a combined 111,000 new wireless customers to ALLTEL’s communications customer base.  Additionally, in the wireless properties acquired, ALLTEL should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

5.                                      Integration Expenses and Other Charges:

A summary of the integration expenses and other charges recorded for the three months ended March 31, 2002 was as follows:

(Dollars in millions)
Severance and employee benefit costs	$13.4
Lease and contract termination costs	12.4
Computer system conversion and other integration costs	3.4
Write-down of cell site equipment	7.1
Write-down of software development costs	4.4
Equipment removal and other disposal costs	2.2
Total integration expenses and other charges	$42.9

In January 2002, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in seven states.  The Company also consolidated its call center and retail store operations during the first quarter of 2002.

In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  In the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  As of March 31, 2003, the Company had paid $11.2 million in severance and employee-related expenses, and all of the employee reductions had been completed.

During the first quarter of 2002, the Company also recorded the final write-down in the carrying value of certain cell site equipment to fair value.  In conjunction with a product replacement program initiated by a vendor in 2001, the Company exchanged certain used cell site equipment for new equipment.  The exchange of cell site equipment began during the third quarter of 2001 and continued through the first quarter of 2002.  As the equipment exchanges were completed, the Company recorded write-downs in the carrying value of the used cell site equipment to fair value.  In the first quarter of 2002, the Company also incurred expenses related to its pending acquisition of wireline properties in Kentucky from Verizon Communications, Inc. (“Verizon”).  These expenses primarily consisted of computer programming costs associated with converting Verizon’s customer billing records to ALLTEL’s internal billing system.

The $12.4 million of lease and contract termination costs recorded in the first quarter of 2002 consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company has abandoned, net of anticipated sublease income.  The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers.  The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999.  The additional charge reflected a reduction in expected sublease income attributable primarily to softening in the commercial real estate market and bankruptcy filings by two sublessees.  Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

During the third quarter of 2002, the Company recorded a restructuring charge of $4.1 million consisting of severance and employee benefit costs of $1.9 million related to a planned workforce reduction and $2.2 million of lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999).  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of March 31, 2003, the Company had paid $1.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The following is a summary of activity related to the liabilities associated with the Company’s integration expenses and other charges for the three months ended March 31, 2003:

(Millions)
Balance, beginning of period	$13.1
Integration expenses and other charges	—
Cash outlays	(2.1)
Balance, end of period	$11.0

At March 31, 2003, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $2.8 million and lease cancellation and contract termination costs of $8.2 million and is included in other current liabilities in the accompanying consolidated balance sheets.

6.                                      Comprehensive Income:

Comprehensive income was as follows for the three month periods ended March 31:

(Millions)	2003	2002
Net income	$280.3	$213.8
Other comprehensive income (loss):
Unrealized holding losses on investments arising in the period	(0.1)	(3.0)
Income tax expense (benefit)	—	(1.2)
	(0.1)	(1.8)

Foreign currency translation adjustment	(0.1)	(0.4)

Other comprehensive income (loss) before tax	(0.2)	(3.4)
Income tax expense (benefit)	—	(1.2)
Other comprehensive income (loss)	(0.2)	(2.2)
Comprehensive income	$280.1	$211.6

7.                                      Earnings per Share:

Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all unexercised stock options and outstanding preferred stock.  A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended March 31:

(Millions, except per share amounts)	2003	2002
Basic earnings per share:
Income from continuing operations	$227.6	$194.9
Income from discontinued operations	37.1	18.9
Cumulative effect of accounting change	15.6	—
Less: preferred dividends	—	—
Net income applicable to common shares	$280.3	$213.8
Weighted average common shares outstanding for the period	311.2	310.8

Basic earnings per share:
From continuing operations	$.73	$.63
From discontinued operations	.12	.06
Cumulative effect of accounting change	.05	—
Net income	$.90	$.69

Diluted earnings per share:
Net income applicable to common shares	$280.3	$213.8
Adjustment for convertible preferred stock dividends	—	—
Net income applicable to common shares assuming conversion of preferred stock	$280.3	$213.8
Weighted average common shares outstanding for the period	311.2	310.8
Increase in shares resulting from the assumed:
Exercise of stock options	0.8	1.5
Conversion of preferred stock	0.3	0.3
Weighted average common shares assuming conversion	312.3	312.6

Diluted earnings per share:
From continuing operations	$.73	$.62
From discontinued operations	.12	.06
Cumulative effect of accounting change	.05	—
Net income	$.90	$.68

8.                                      Business Segment Information:

ALLTEL manages its business operations based on differences in products and services.  The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the cumulative effect of accounting change and integration expenses and other charges discussed in Notes 2 and 5.  These items are not allocated to the segments and are included in corporate operations.  Segment operating results were as follows for the three month periods ended March 31:

(Millions)	2003	2002
Revenues and Sales from External Customers:
Wireless	$1,107.8	$944.1
Wireline	572.3	460.6
Communications support services	145.1	132.4
Total business segments	$1,825.2	$1,537.1

Intersegment Revenues and Sales:
Wireless	$—	$—
Wireline	36.6	38.5
Communications support services	80.0	79.4
Total business segments	$116.6	$117.9

Total Revenues and Sales:
Wireless	$1,107.8	$944.1
Wireline	608.9	499.1
Communications support services	225.1	211.8
Total business segments	1,941.8	1,655.0
Less: intercompany eliminations	36.0	32.1
Total revenues and sales	$1,905.8	$1,622.9

Segment Income:
Wireless	$236.0	$220.2
Wireline	222.8	190.1
Communications support services	17.7	18.8
Total segment income	476.5	429.1
Corporate expenses	(10.4)	(8.3)
Integration expenses and other charges	—	(42.9)
Total corporate operations	(10.4)	(51.2)
Total operating income	$466.1	$377.9

Segment assets were as follows as of:

(Millions)	March 31, 2003	December 31, 2002
Wireless	$9,501.2	$9,418.7
Wireline	5,362.7	5,394.1
Communications support services	535.5	535.6
Total business segments	15,399.4	15,348.4
Corporate headquarters assets not allocated to segments	457.1	545.3
Assets held for sale	559.0	538.3
Less: elimination of intersegment receivables	(55.9)	(42.9)
Consolidated total assets	$16,359.6	$16,389.1

Supplemental information pertaining to the communications support services segment was as follows for the three month periods ended March 31:

(Millions)	2003	2002
Revenues and Sales from External Customers:
Product distribution	$60.4	$44.5
Long-distance and network management services	48.9	47.1
Telecommunications information services	26.6	29.2
Directory publishing	9.2	11.6
Total	$145.1	$132.4

Intersegment Revenues and Sales:
Product distribution	$32.7	$36.4
Long-distance and network management services	32.1	27.6
Telecommunications information services	—	—
Directory publishing	15.2	15.4
Total	$80.0	$79.4

Total Revenues and Sales:
Product distribution	$93.1	$80.9
Long-distance and network management services	81.0	74.7
Telecommunications information services	26.6	29.2
Directory publishing	24.4	27.0
Total revenues and sales	$225.1	$211.8

9.                                      Stock-Based Compensation:

ALLTEL may grant fixed and performance-based incentive and non-qualified stock options to officers and other key employees under various stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No compensation expense was recognized related to stock-based compensation plans in the three month periods ended March 31, 2003 or 2002.  The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three months ended March 31:

(Millions, except per share amounts)		2003	2002
Net income as reported		$280.3	$213.8
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(4.4)	(7.2)
Pro forma net income		$275.9	$206.6
Basic earnings per share:	As reported	$.90	$.69
	Pro forma	$.89	$.66
Diluted earnings per share:	As reported	$.90	$.68
	Pro forma	$.88	$.66

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

10.                               Discontinued Operations:

On January 28, 2003, ALLTEL signed a definitive agreement to sell the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National for $1.05 billion, payable as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, which was completed on April 1, 2003, Fidelity National acquired ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  As a result of this transaction, the financial services division has been reflected as discontinued operations and as assets held for sale in the Company’s consolidated financial statements as of and for the three months ended March 31, 2003.  Corresponding amounts reported for the financial services division for 2002 have been reclassified to conform to the 2003 financial statement presentation.  The depreciation of long-lived assets related to the financial services division ceased as of the date of the agreement to sell such operations.

In January 2003, ALLTEL also completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the existing business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. have also been reflected as discontinued operations and as assets held for sale in the Company’s consolidated financial statements for all periods presented.

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three months ended March 31:

(Millions)	2003	2002
Revenues and sales	$210.3	$210.0
Operating expenses	148.1	179.9
Operating income	62.2	30.1
Minority interest in consolidated partnerships	—	0.8
Other income (expense), net	(0.1)	0.7
Pretax income from discontinued operations	62.1	31.6
Income tax expense	25.0	12.7
Income from discontinued operations	$37.1	$18.9

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the three months ended March 31:

(Millions)	2003	2002
Net cash provided by operating activities	$42.6	$36.6
Net cash used in investing activities	(35.0)	(38.2)
Net cash used in financing activities	(0.1)	(0.2)
Net cash provided by (used in) discontinued operations	$7.5	$(1.8)

The following table includes the net assets of the discontinued financial services operations that are classified as held for sale in the accompanying unaudited consolidated balance sheets as of:

(Millions)	March 31, 2003	December 31, 2002
Current assets	$169.2	$171.2
Property, plant and equipment	158.3	145.0
Goodwill	25.8	25.8
Other assets	205.7	196.3
Assets held for sale	$559.0	$538.3

Current liabilities	$105.3	$109.9
Other liabilities	72.0	80.6
Liabilities related to assets held for sale	$177.3	$190.5

11.                               Subsequent Event – Completion of Sale of Financial Services Division:

On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National for $1.05 billion received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  Approximately 5,500 employees of the Company have transitioned to Fidelity National as part of the transaction.  As a result of this transaction, ALLTEL will record an after tax gain of approximately $324.5 million, which will first be reported in the Company’s interim unaudited consolidated financial statements for the periods ended June 30, 2003.  The after-tax proceeds from the sale were used primarily to reduce borrowings outstanding under the Company’s commercial paper program and to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The Fidelity National common stock acquired in this transaction represented an approximate 8 percent interest in Fidelity National and may not be disposed of by ALLTEL, subject to certain conditions specified in the sale agreement, for a period of one year from the closing date of the transaction.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“ALLTEL” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2003 and 2002, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

DISPOSAL OF FINANCIAL SERVICES BUSINESS

On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National Financial Inc. (“Fidelity National”), for $1.05 billion, payable in the form of $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National acquired ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company have transitioned to Fidelity National as part of the transaction.  As a result of this transaction, the financial services division has been reflected as discontinued operations and as assets held for sale in the Company’s consolidated financial statements as of and for the three months ended March 31, 2003.  The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National.  The operations of the retained telecom division are included in the communications support services segment.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been reclassified to conform to this new financial reporting presentation.

In January 2003, ALLTEL completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the existing business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations and as assets held for sale in the Company’s consolidated financial statements for all periods presented.  (See Notes 10 and 11 to the unaudited interim consolidated financial statements for additional information regarding the disposal of the financial services operations.)

ACQUISITIONS

On February 28, 2003, the Company completed its purchase of wireless properties, representing approximately 370,000 potential customers (“POPs”) in southern Mississippi, from Cellular XL Associates (“Cellular XL”), a privately held company, for $72.0 million in cash.  Of the total purchase price, $64.6 million was paid to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months from the date of closing. On February 28, 2003, the Company also acquired the remaining ownership interest in wireless properties, representing approximately 355,000 POPs in two Michigan Rural Service Areas (“RSAs”) for $60.0 million in cash.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties. Through the completion of these transactions, ALLTEL added approximately 111,000 customers.  (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding these acquisitions.)

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications, Inc. (“Verizon”) for $1.93 billion in cash.  The acquired wireline properties overlapped ALLTEL’s existing wireless service in northeastern Kentucky and increased the Company’s total access lines by approximately 23 percent to nearly 3.2 million wireline customers.  On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  Through the completion of this transaction, ALLTEL added properties representing approximately 8.3 million POPs, acquired approximately 762,000 customers, increasing its wireless customer base to more than 7.5 million customers, and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs, and Personal Communications Services (“PCS”) licenses covering 1.3 million POPs in Wisconsin and Iowa.

The accounts and results of operations of the acquired wireless and wireline properties are included in the accompanying consolidated financial statements from the date of acquisition.

ACCOUNTING CHANGES

Except for certain wireline subsidiaries as further discussed below, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will recognize a gain or loss after settlement of the obligation.

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  ALLTEL is subject to asset retirement obligations associated with its cell site and switch site operating leases, which are subject to the provisions of SFAS No. 143.  Cell site and switch site lease agreements frequently contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation.  The Company has concluded that the fair value of these obligations cannot be reasonably estimated at this time, because neither the settlement date of the asset retirement obligation nor the probability of enforcement of the remediation clauses are currently determinable.  The Company has insufficient historical data to reasonably determine the probability of whether the remediation terms of the lease will be enforced and to what extent.  In addition, ALLTEL is unable to estimate a potential range of settlement dates due to its intent and ability to renew site leases after the initial lease expiration.  A liability for the asset retirement obligation associated with the Company’s cell site and switch site leases will be made if and when a reasonable estimate of fair value can be determined.  In addition to cell site and switch site operating leases, the Company also has leases for office and retail locations that are subject to the provisions of SFAS No. 143.  The adoption of SFAS No. 143 related to the leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position or cash flows as of or for the three months ended March 31, 2003.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the three months ended March 31, 2003.  The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the three months ended March 31, 2003.

Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for all new arrangements entered into on or after that date.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  Upon adoption, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service.  The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated results of operations for the three months ended March 31, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(Millions, except per share amounts)	2003	2002
Revenues and sales:
Service revenues	$1,716.5	$1,478.9
Product sales	189.3	144.0
Total revenues and sales	1,905.8	1,622.9
Costs and expenses:
Cost of services	527.4	450.3
Cost of products sold	237.7	208.7
Selling, general, administrative and other	371.1	295.6
Depreciation and amortization	303.5	247.5
Integration expenses and other charges	—	42.9
Total costs and expenses	1,439.7	1,245.0
Operating income	466.1	377.9
Non-operating income (expense), net	0.1	(5.2)
Interest expense	(103.4)	(60.9)
Income from continuing operations before income taxes	362.8	311.8
Income taxes	135.2	116.9
Income from continuing operations	227.6	194.9
Income from discontinued operations, net of income taxes	37.1	18.9
Cumulative effect of accounting change, net of income taxes	15.6	—
Net income	$280.3	$213.8
Basic earnings per share:
Income from continuing operations	$.73	$.63
Income from discontinued operations	.12	.06
Cumulative effect of accounting change	.05	—
Net income	$.90	$.69
Diluted earnings per share:
Income from continuing operations	$.73	$.62
Income from discontinued operations	.12	.06
Cumulative effect of accounting change	.05	—
Net income	$.90	$.68

Revenues and sales increased $282.9 million, or 17 percent, and service revenues increased $237.6 million, or 16 percent, in the three month period ended March 31, 2003.  The increase in service revenues reflected growth in ALLTEL’s communications customer base resulting primarily from acquisitions and the corresponding increase in access revenues.  The acquisitions of wireless properties from CenturyTel, Cellular XL and in Michigan, along with the wireline properties acquired from Verizon, accounted for $203.9 million of the overall increase in service revenues and $211.1 million of the overall increase in total revenues and sales in 2003.  In addition to the effects of the acquisitions, service revenues for 2003 also reflected growth in revenues derived from wireless data services and from the sale of enhanced communication services, including caller identification, call-waiting, call forwarding, voice mail and communications equipment protection plans.  Growth in the Company’s Internet and long-distance operations also contributed to the increase in services revenues in 2003.  These increases were partially offset by lower wireless airtime and retail roaming revenues compared to 2002 and the loss of wireline access lines due, in part, to broadband and wireless substitution.

Product sales increased $45.3 million, or 31 percent, in the three month period ended March 31, 2003.  The increase in product sales in 2003 was primarily driven by higher retail prices realized on the sale of wireless handsets and accessories, reflecting growth in gross customer additions, lower equipment subsidies and increased retention efforts by the Company. The wireless and wireline acquisitions discussed above accounted for approximately $7.2 million of the overall increase in product sales in 2003.  Product sales in 2003 also reflected increased sales of telecommunications and data products to non-affiliates of $15.9 million, reflecting increased sales of wireless handsets to retailers and other distributors, partially offset by a $2.6 million decrease in directory publishing revenues.

Cost of services increased $77.1 million, or 17 percent, in the three month period ended March 31, 2003.  The wireless and wireline property acquisitions accounted for approximately $73.4 million of the overall increase in cost of services in 2003.  In addition to the effects of the acquisitions, cost of services for 2003 also reflected increases in network-related costs for the wireless operations due to increased customer usage.  The increase in cost of services attributable to acquisitions and increased wireless network-related costs were partially offset by a decrease in wireless bad debt expense.  The reduction in losses sustained from bad debts reflected the Company’s continuing efforts to refine its customer credit policies, evaluate minimum deposit requirements for high-credit risk customers, and improve collection practices by adding new technologies and proactively managing the efforts of the Company’s collection agencies.

Cost of products sold increased $29.0 million, or 14 percent, in the three month period ended March 31, 2003.  The increase in cost of products sold in 2003 was consistent with the growth in wireless customer activations and the Company’s continued retention efforts.  In addition, the wireless and wireline property acquisitions accounted for approximately $14.0 million of the overall increase in cost of products sold in 2003.

Selling, general, administrative and other expenses increased $75.5 million, or 26 percent, in the three month period ended March 31, 2003.  The wireless and wireline property acquisitions accounted for approximately $40.9 million of the overall increase in selling, general, administrative and other expenses in 2003.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for 2003 also reflected increases in advertising, commissions and wireless general and administrative expenses.  The increase in wireless general and administrative expenses primarily reflected additional costs incurred to complete, for various pre-2002 acquisitions, the conversion of these operations to the Company’s billing and operational support systems.

Depreciation and amortization expense increased $56.0 million, or 23 percent, in the three month period ended March 31, 2003.  The wireless and wireline property acquisitions accounted for approximately $35.6 million of the overall increase in depreciation and amortization in 2003.  In addition to the effects of the acquisitions, depreciation and amortization expense increased $20.4 million primarily due to growth in communications plant in service.

Operating income increased $88.2 million, or 23 percent, in the three month period ended March 31, 2003.  The wireless and wireline property acquisitions accounted for approximately $47.3 million of the overall increase in operating income in 2003.  In addition to the effects of the acquisitions, operating income growth in 2003 reflected the impact of integration expenses and other charges incurred during the first quarter of 2002, as further discussed below.

Integration Expenses and Other Charges

A summary of the integration expenses and other charges recorded was as follows for the three month period ended March 31, 2002:

(Dollars in millions)
Severance and employee benefit costs	$13.4
Lease and contract termination costs	12.4
Computer system conversion and other integration costs	3.4
Write-down of cell site equipment	7.1
Write-down of software development costs	4.4
Equipment removal and other disposal costs	2.2
Total integration expenses and other charges	$42.9

During the evaluation of its existing Competitive Local Exchange Carrier (“CLEC”) operations in 2001, ALLTEL determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share.  Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL’s CLEC access lines.  In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers.  In the first quarter of 2002, the Company also consolidated its call center and retail store operations.  In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  During the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  As of March 31, 2003, the Company had paid $11.2 million in severance and employee-related expenses, and all of the employee reductions had been completed.

During the first quarter of 2002, the Company also recorded the final write-down in the carrying value of certain cell site equipment to fair value.  In conjunction with a product replacement program initiated by a vendor in 2001, the Company exchanged certain used cell site equipment for new equipment.  The exchange of cell site equipment began during the third quarter of 2001 and continued through the first quarter of 2002.  As the equipment exchanges were completed, the Company recorded write-downs in the carrying value of the used cell site equipment to fair value.  In the first quarter of 2002, the Company also incurred expenses related to its pending acquisition of wireline properties in Kentucky from Verizon.  These expenses primarily consisted of computer programming costs associated with converting Verizon’s customer billing records to ALLTEL’s internal billing system.

The $12.4 million of lease and contract termination costs recorded in the first quarter of 2002 consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company has abandoned, net of anticipated sublease income.  The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers.  The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999.  The additional charge reflected a reduction in expected sublease income primarily due to softening in the commercial real estate market and the bankruptcy filings by two sublessees.  Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

During the third quarter of 2002, the Company recorded a restructuring charge of $4.1 million consisting of severance and employee benefit costs of $1.9 million related to a planned workforce reduction and $2.2 million of lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999).  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of March 31, 2003, the Company had paid $1.7 million in severance and employee-related expenses, and all of the employee reductions had been completed.

At March 31, 2003, the unpaid liability related to ALLTEL’s various integration and restructuring activities was $11.0 million, consisting of severance and employee-related expenses of $2.8 million and lease cancellation and contract termination costs of $8.2 million.  Cash outlays for the remaining unpaid liability will be disbursed over the next 12 to 48 months and will be funded from operating cash flows.  (See Note 5 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges.)

Non-Operating Income (Expense), Net

	Three Months Ended March 31,
(Millions)	2003	2002
Equity earnings in unconsolidated partnerships	$17.5	$8.6
Minority interest in consolidated partnerships	(17.8)	(15.0)
Other income, net	0.4	1.2
Non-operating income (expense), net	$0.1	$(5.2)

As indicated in the table above, non-operating income, net increased $5.3 million, or 102 percent, in the three months ended March 31, 2003.  Equity earnings in unconsolidated partnerships in 2003 included $4.7 million of additional income resulting from the acquisition of certain minority partnership interests from CenturyTel, as previously discussed.  Equity earnings also increased $4.2 million due to improved earnings of certain wireless partnerships in which the Company owns a minority interest.  These increases were partially offset by the first quarter 2003 acquisition of the remaining ownership interest in two Michigan wireless properties, in which the Company previously held a minority ownership interest.

Minority interest expense for 2003 included $1.1 million of additional expense resulting from the acquisition of certain non-wholly owned partnership interests from CenturyTel.  In addition to the effects of the CenturyTel acquisition, minority interest expense for 2003 also reflected improved earnings in ALLTEL’s majority-owned wireless operations.

Interest Expense

Interest expense increased $42.5 million, or 70 percent, in the three months ended March 31, 2003.  The increase primarily reflected the additional interest expense resulting from ALLTEL’s equity unit and long-term debt offerings to finance the cost of its acquisition of wireline properties in Kentucky and wireless properties from CenturyTel completed in the third quarter of 2002.  To fund the cost of these acquisitions, during the second quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion.  The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005.  ALLTEL will make quarterly contract adjustment payments to the holder at the rate of 1.50 percent of the stated amount per year.  The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL’s common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit.  The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent and mature on May 17, 2007.  In June 2002, the Company also issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032.

Income Taxes

Income tax expense increased $18.3 million, or 16 percent, for the three month period ended March 31, 2003, consistent with the overall growth in the Company’s earnings from continuing operations.

Average Common Shares Outstanding

The average number of common shares outstanding increased slightly in the three month period ended March 31, 2003.  The increase primarily reflected additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

Discontinued Operations

As previously discussed, as a result of the January 28, 2003 agreement to sell the financial services division to Fidelity National and the January 2003 termination of its business venture with Bradford & Bingley Group, the Company’s financial services operations have been reflected as discontinued operations in ALLTEL’s interim consolidated financial statements.  The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three months ended March 31:

(Millions)	2003	2002
Revenues and sales	$210.3	$210.0
Operating expenses	148.1	179.9
Operating income	62.2	30.1
Minority interest in consolidated partnerships	—	0.8
Other income (expense), net	(0.1)	0.7
Pretax income from discontinued operations	62.1	31.6
Income tax expense	25.0	12.7
Income from discontinued operations	$37.1	$18.9

Operating expenses decreased $31.8 million, consisting of a decrease in depreciation and amortization expense of $13.0 million, a decrease in selling, general, administrative and other expenses of $11.3 million, and a reduction in cost of services of $7.5 million.  The decrease in depreciation and amortization expense primarily resulted from the cessation of depreciation on property, plant and equipment in conjunction with the announced sale of the financial services division.  The reductions in cost of services and selling, general, administrative and other expenses primarily reflected reduced operating and overhead costs resulting from various restructuring activities completed in 2002.  (See Note 10 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended March 31,
(Dollars in millions, customers in thousands)	2003	2002
Revenues and sales:
Service revenues	$1,047.0	$914.7
Product sales	60.8	29.4
Total revenues and sales	1,107.8	944.1
Costs and expenses:
Cost of services	307.5	268.3
Cost of products sold	122.5	109.8
Selling, general, administrative and other	280.7	214.6
Depreciation and amortization	161.1	131.2
Total costs and expenses	871.8	723.9
Segment income	$236.0	$220.2
Customers	7,760.8	6,763.2
Gross customer additions	768.0	568.8
Net customer additions	159.2	80.3
Market penetration	12.9%	13.2%
Postpaid customer churn	2.16%	2.31%
Total churn	2.66%	2.44%
Average revenue per customer per month	$45.59	$45.54
Cost to acquire a new customer	$285	$316

The total number of wireless customers served by ALLTEL increased by nearly 1.0 million customers, or 15 percent, during the twelve month period ended March 31, 2003, primarily due to the effects of acquisitions.  As previously discussed, on August 1, 2002, the Company completed the purchase of substantially all of the wireless assets of CenturyTel.  In addition, on February 28, 2003, the Company completed two additional acquisitions, purchasing wireless properties in Michigan and Mississippi.  These acquisitions accounted for approximately 873,000 of the overall increase in wireless customers that occurred during the past twelve month period ended March 31, 2003.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) decreased to 12.9 percent as of March 31, 2003, primarily due to lower penetration levels in the markets acquired from CenturyTel.

Excluding the effects of the acquisitions, net customer additions were approximately 48,300 for the three months ended March 31, 2003, compared to approximately 80,300 for the corresponding period of 2002.  A sluggish economy and the effects of heightened competition and increased penetration levels in the wireless industry continue to affect customer growth rates in the wireless industry.  The level of customer growth during 2003 will be dependent upon the Company’s ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in ALLTEL’s markets.  The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phone lines and services to existing customers and pursuing strategic acquisitions.

The Company continues to focus its efforts on lowering postpaid customer churn (average monthly rate of customer disconnects).  To improve customer retention, the Company offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to digital handsets due to technology advancements.  In addition, the Company continues to upgrade its telecommunications network in order to provide enhanced service offerings to customers.  These efforts helped to reduce postpaid customer churn in 2003, despite heightened competition and declining economic conditions.  Total churn increased in 2003 primarily due to an increase in the actual number of prepaid customer disconnects during the first quarter of 2003.

Wireless revenues and sales increased $163.7 million, or 17 percent, for the three month period ended March 31, 2003.  Service revenues increased $132.3 million, or 14 percent, and revenues from product sales increased $31.4 million, or 107 percent, for the three month period ended March 31, 2003, respectively.  The increase in service revenues in 2003 primarily reflected growth in ALLTEL’s customer base mainly attributable to acquisitions and the resulting increase in access revenues.  The acquisitions of wireless properties in Michigan, Mississippi and from CenturyTel accounted for approximately $96.5 million of the overall increase in service revenues and $100.9 million of the overall increase in total revenues and sales in 2003.  In addition to the effects of the acquisitions, access revenues increased $53.7 million in 2003 primarily driven by nonacquisition-related customer growth and increased sales of the Company’s higher-yield Total and

National Freedom rate plans.  Service revenues in 2003 also reflected increases in revenues earned from data messaging services and from the sale of enhanced services, including call waiting, call forwarding, voicemail and equipment protection plans.  Revenues from data and enhanced services increased $10.5 million in 2003, reflecting increased demand for these service offerings.  Service revenue growth in 2003 attributable to customer growth, acquisitions, increased access revenues and additional revenues earned from data and enhanced services were partially offset by lower airtime and retail roaming revenues of $32.9 million.  The decrease in airtime and retail roaming revenues primarily reflected the expansion of local, regional and national calling areas and a decrease in wholesale roaming rates.  Average revenue per customer per month in 2003 increased slightly primarily due to the increased sales of the Company’s higher-yield Total and National Freedom rate plans, partially offset by decreased wholesale roaming rates and slightly dilutive effects of migrating the acquired CenturyTel markets to ALLTEL’s roaming rate structure.

Service revenue growth during 2003 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage and selling data and additional enhanced services.

The increase in product sales in 2003 was primarily driven by higher retail prices, growth in gross customer additions and increased retention efforts by the Company focused on migrating existing wireless customers to new digital technologies.  The acquisitions of wireless properties in Michigan, Mississippi and from CenturyTel accounted for approximately $4.4 million of the overall increase in product sales in 2003.

Cost of services increased $39.2 million, or 15 percent, for the three month period ended March 31, 2003.  The wireless property acquisitions previously discussed accounted for approximately $33.7 million of the overall increase in cost of services in 2003.  In addition to the effects of the acquisitions, cost of services for 2003 reflected increases in network-related costs of $14.1 million, primarily due to increased network traffic resulting from customer growth and expansion of calling areas.  The increase in cost of services attributable to acquisitions and increased network-related costs were partially offset by a decrease in bad debt expense.  Bad debt expense decreased $9.8 million in 2003 primarily due to the Company’s efforts to reduce losses sustained from bad debts by refining its customer credit policies, re-evaluating minimum deposit requirements for high-credit risk customers, and improving collection practices by adding new technologies and proactively managing the efforts of the Company’s collection agencies.

Cost of products sold increased $12.7 million, or 12 percent, for the three month period ended March 31, 2003.  The acquisitions of wireless properties accounted for approximately $11.7 million of the overall increase in cost of products sold in 2003.  In addition to the effects of the acquisitions, cost of products sold increased primarily due to growth in gross customer activations, the selling of higher-priced digital phones and the Company’s continuing efforts to migrate customers from analog to digital equipment as part of ALLTEL’s customer retention efforts.

Selling, general, administrative and other expenses increased $66.1 million, or 31 percent, for the three month period ended March 31, 2003.  The acquisitions of wireless properties accounted for approximately $29.4 million of the overall increase in selling, general, administrative and other expenses in 2003.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for 2003 reflected increased general and administrative expenses of $23.5 million and increased commission costs of $4.3 million.  The increase in general and administrative expenses primarily reflected additional costs incurred to complete, for various pre-2002 acquisitions, the conversion of these operations to ALLTEL’s billing and operational support systems.  Commissions expense reflected growth in gross customer additions, increased sales of ALLTEL’s Total and National Freedom rate plans and increased commissions paid to outside agents reflecting a shift in ALLTEL’s distribution and product mix, as further discussed below.  Commission rates paid to the Company’s internal sales force and outside agents are higher on the sales of ALLTEL’s more profitable Total and National Freedom rate plans than comparable rates paid on other lower-margin rate plans offered by the Company.  Advertising costs also increased $4.1 million in 2003 primarily attributable to increased promotional activities.

Depreciation and amortization expense increased $29.9 million, or 23 percent, for the three month period ended March 31, 2003.  The acquisitions of wireless properties accounted for approximately $11.7 million of the overall increase in depreciation and amortization expense in 2003.  In addition to the effects of the acquisitions, depreciation and amortization expense increased primarily due to growth in wireless plant in service.

Wireless segment income increased $15.8 million, or 7 percent, for the three month period ended March 31, 2003, primarily reflecting the growth in wireless revenues and sales discussed above.  The acquisitions of wireless properties accounted for approximately $14.4 million of the overall increase in wireless segment income in 2003.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  The decrease in per unit customer acquisition costs in 2003 primarily reflected reduced subsidies on the sale of wireless handsets to new customers, partially offset by the increases in commissions and advertising costs previously discussed.  The improved margins on the sale of wireless handsets primarily reflected increased retail prices associated with the selling of higher-priced digital phones.  As previously discussed, commissions paid to outside agents increased during the first quarter of 2003 reflecting a shift in the Company’s distribution and product mix, as proportionately higher sales volumes were generated from ALLTEL’s external sales distribution channels.  Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers.  Although ALLTEL intends to manage the costs of acquiring new customers during 2003 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

A summary of the integration expenses and other charges related to the wireless operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2002:

(Millions)
Severance and employee benefit costs	$6.2
Lease and contract termination costs	5.5
Write-down of cell site equipment	7.1
Write-down of software development costs	0.3
Total integration expenses and other charges	$19.1

Regulatory Matters-Wireless Operations

The Company is subject to regulation by the Federal Communications Commission (“FCC”) as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers.  Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers, although a recent FCC decision noted that wireless operators are not precluded from billing these access charges.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  Individual wireless carriers have also filed a number of petitions with the FCC seeking determinations as to the type and amount of compensation due to and from local exchange carriers and/or interexchange carriers for the termination of traffic.  Further, a number of state proceedings have been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates on wireless carriers.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from and pays compensation to other carriers as well as its wireless customers.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

Under rules established by the FCC, Cellular Radiotelephone Service (“CRS”) and PCS providers were required, as of November 24, 2002, to participate in a nationwide number conservation program known as thousand block number pooling in accordance with roll out schedules established by the FCC.  These providers must modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers. Number pooling is an FCC mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.

FCC rules also require that Commercial Mobile Radio Services (“CMRS”) providers implement wireless local number portability, an intercarrier network function that permits customers to retain their existing telephone number when moving from one telecommunications carrier to another.  On July 26, 2002, compliance with the FCC requirements for wireless local number portability was extended by one year to November 24, 2003.  Rules governing the number of Metropolitan Statistical Areas (“MSAs”) in which wireless local number portability must be deployed, as well as the process for triggering a carrier’s obligation to provide wireless local number portability in markets both within the top MSAs and below, remain subject to reconsideration by the FCC.  Recently, the FCC denied a request of Verizon Wireless seeking forbearance of the CMRS provider’s obligation to provide wireless local number portability.  The FCC decision has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit.  Oral arguments in the appeal were heard April 15, 2003 and a decision is expected during the summer of 2003.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing wireless local number portability, ALLTEL believes these requirements, when implemented, would result in a significant increase in both its operating costs and customer churn rates.  The effect of wireless local number portability on the Company’s wireless operations is expected to be similar to the effects on the wireless industry as a whole.

In addition, wireless service carriers must also provide enhanced 911 emergency service (“E-911”) in a two-phased approach.  In phase one, carriers must, within six months of receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  A phase one enabled PSAP is generally one that is capable of receiving and utilizing the number and location data transmitted by the carrier.  ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs.  Due to the status of the PSAPs, as well as other technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.  In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine for originated calls the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls.  The phase two requirements were set to begin by October 1, 2001, but, due to technology unavailability and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier.  On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology to begin on March 1, 2003.  ALI capability will permit immediate identification of the caller’s location by PSAPs.  Under the FCC order, the Company, which has chosen to employ handset-based ALI technology, will be required to (1) begin selling and activating ALI-capable handsets no later than March 1, 2003; (2) ensure that at least 25 percent of all new handsets activated are ALI capable no later than May 31, 2003; (3) ensure that at least 50 percent of all new handsets activated are ALI capable no later than November 30, 2003; (4) ensure that 100 percent of its digital handsets activated are ALI capable by May 31, 2004; and (5) ensure that penetration of ALI capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI capable handsets in June 2002 and expects to comply with the remaining requirements.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when fully implemented, could result in a significant increase in its operating costs.

On April 14, 2003, the Company filed petitions with the FCC seeking status as an Eligible Telecommunications Carrier (“ETC”) in the states of Alabama and Virginia in order to obtain high cost loop support for both rural and non-rural areas from the federal Universal Service Fund (“USF”).  A similar filing was made with the Michigan Public Service Commission.  On April 29, 2003, ALLTEL also filed an application for ETC status with the Louisiana and South Carolina commissions and filed petitions in North Carolina and Florida asking those commissions to confirm that they do not have jurisdiction to grant ETC status to a wireless carrier.  If the Florida and North Carolina commissions agree with the declaratory petitions, then applications with respect to those states will be filed with the FCC.  Additional filings in other states where the Company or its affiliates do business are anticipated in the near future.  While status as an ETC will qualify the Company for USF funds, the FCC, in conjunction with the Federal/State Joint Board on Universal Service are considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

Communications-Wireline Operations

	Three Months Ended March 31,
(Dollars in millions, access lines in thousands)	2003	2002
Revenues and sales:
Local service	$285.9	$231.1
Network access and long-distance	262.2	217.4
Miscellaneous	60.8	50.6
Total revenues and sales	608.9	499.1
Costs and expenses:
Cost of services	182.1	141.3
Cost of products sold	7.9	5.3
Selling, general, administrative and other	66.2	59.1
Depreciation and amortization	129.9	103.3
Total costs and expenses	386.1	309.0
Segment income	$222.8	$190.1
Access lines in service	3,159.9	2,623.2

Wireline operations consist of the Company’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations.  Wireline revenues and sales increased $109.8 million, or 22 percent, for the three months ended March 31, 2003.  As previously discussed, on August 1, 2002, the Company completed the purchase from Verizon of wireline properties in Kentucky.  This acquisition accounted for approximately 589,000 of the overall increase in wireline customers that occurred during the twelve months ended March 31, 2003.  Excluding the effects of the acquisition, customer access lines decreased approximately two percent during the twelve months ended March 31, 2003, reflecting declines in both primary and second access lines and ALLTEL’s decision to exit CLEC markets in seven states, as previously discussed.  During the first quarter of 2003, the Company lost approximately 7,000 access lines, a significantly slower rate of decline than the Company experienced in the fourth quarter of 2002.  The decline in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects access line growth in 2003 to continue to be impacted by the effects of wireless and broadband substitution.

To maintain revenue growth in 2003, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services (“DSL”).  Deployment of DSL service is an important strategic initiative for ALLTEL.  Currently, DSL service is available to approximately 1.7 million of the Company’s wireline customers.  During the twelve month period ended March 31, 2003, the number of DSL customers nearly tripled to approximately 88,000 customers.  The growth in the Company’s DSL customers significantly outpaced the rate of decline in customer access lines discussed above.

Local service revenues increased $54.8 million, or 24 percent, for the three months ended March 31, 2003.  The acquisition of wireline properties in Kentucky accounted for $53.7 million of the overall increase in local service revenues in 2003.  In addition to the effects of the acquisition, local service revenues in 2003 also reflected growth in revenues derived from the sales of enhanced products and services, reflecting increased demand for these services.  Revenues from these enhanced services increased $2.6 million in the first quarter of 2003.

Network access and long-distance revenues increased $44.8 million, or 21 percent, in the three months ended March 31, 2003.  The acquisition of wireline properties in Kentucky accounted for $47.6 million of the overall increase in network access and long-distance revenues in 2003.  In addition to the effects of the acquisition, network access and long-distance revenues in 2003 also reflected growth in revenues from data services of $2.3 million, partially offset by reductions in intrastate network access usage and toll revenues of $6.0 million, consistent with the overall decline in primary and second access lines discussed above.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and Internet services.  Miscellaneous revenues increased $10.2 million, or 20 percent, in the three months ended March 31, 2003.  The acquisition of wireline properties in Kentucky accounted for approximately $8.9 million of the overall increase in miscellaneous revenues in the first quarter of 2003.  In addition to the effects of the acquisition, miscellaneous revenues in 2003 also reflected growth in Internet service, which increased $2.4 million in the first quarter of 2003 primarily due to customer growth.

Cost of services increased $40.8 million, or 29 percent, in the three months ended March 31, 2003.  The acquisition of wireline properties in Kentucky accounted for $39.6 million of the overall increase in cost of services in 2003.  Included in cost of services for the acquired wireline properties in Kentucky were $6.0 million of additional maintenance costs incurred during the first quarter of 2003 to repair damage caused by severe winter storms.

Cost of products sold increased $2.6 million, or 49 percent, in the three months ended March 31, 2003.  The acquisition of wireline properties in Kentucky accounted for $2.3 million of the overall increase in cost of products sold in the first quarter of 2003.  Selling, general, administrative and other expenses increased $7.1 million, or 12 percent, in the three months ended March 31, 2003.  The acquisition of wireline properties in Kentucky accounted for $11.5 million of the overall increase in selling, general, administrative and other expenses in 2003.  The increase attributable to the acquisition was partially offset by a $4.3 million decrease in data processing charges.  Depreciation and amortization expense increased $26.6 million, or 26 percent, in the three months ended March 31, 2003.  Depreciation expense increased in 2003 due to growth in wireline plant in service and $23.9 million of additional depreciation attributable to the acquisition of wireline properties in Kentucky.

Wireline segment income increased $32.7 million, or 17 percent, in the three months ended March 31, 2003 due to growth in wireline revenues and sales primarily attributable to the acquisition of wireline properties in Kentucky.  This acquisition accounted for $32.9 million of the overall increase in segment income in 2003.

A summary of the integration expenses and other charges related to the wireline operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2002:

(Millions)
Severance and employee benefit costs	$7.0
Lease and contract termination costs	4.1
Computer system conversion and other integration costs	3.4
Write-down of software development costs	4.1
Equipment removal and other disposal costs	2.2
Total integration expenses and other charges	$20.8

Regulatory Matters – Wireline Operations

Except for the Kentucky properties acquired from Verizon and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  The Company periodically reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  ALLTEL’s ILEC operations have begun to experience some competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, radio-based personal communications companies, and competitive service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through March 31, 2003, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future.  If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations.  The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $148.5 million at March 31, 2003.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.  Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  ALLTEL does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which the Company’s ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or regulatory commission actions.  The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate.  The Nebraska ILEC properties and the recently acquired Kentucky properties operate under interstate price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of price cap regulation associated with its Nebraska ILEC properties and, in the same order, the FCC granted ALLTEL a waiver with respect to the Kentucky properties.  Both waivers will remain in effect until the FCC completes its pending review to either modify or eliminate the “all-or-nothing” rule.  The “all-or-nothing” rule was originally intended to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  A number of state proceedings have been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates on wireless carriers.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  At this time, ALLTEL cannot estimate whether or when any such changes will occur or, if they occur, what would be the impact of the changes on its ILEC revenues and expenses.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years.  At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.  On December 13, 2002, the FCC released its interim USF contribution report and order and further notice of proposed rulemaking.  Under this ruling, the method for providing federal universal service fund contributions will change from the current historical interstate revenue-based arrangement to contributions based on projected revenues.  Effective April 1, 2003, carriers must also limit the USF line item on the customer bill to the USF contribution obligation of the carrier.  In the further notice of proposed rulemaking, the FCC has indicated it continues to consider adopting a permanent plan for USF contributions and assessment methodology.  These interim universal service changes are not expected to have a material adverse effect on the Company’s wireline operations.

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

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC’s policies on unbundled network elements (“UNEs”).  UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate.  The rulemaking asks whether the FCC should retain, modify, or eliminate its existing definitions and requirements for unbundled network elements.  On February 20, 2003, and in response to the remand of the United States Court of Appeals for the District of Columbia circuit, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  The full text of the FCC’s order has not been publicly released, but is expected in May 2003.  Consequently, the details of the new rules are not yet known.  Generally, the FCC indicated it would maintain the obligations of ILECs to unbundle their circuit switched networks for mass market customers, remove the obligation for business customers and deregulate the ILECs provisioning of broadband packet switched networks.  The FCC is expected to establish standards for determining when a requesting competing carrier’s provision of service is impaired and provide for a substantial role for the state public utility commissions (“PUCs”) in applying these standards to specific requests for ILEC interconnection and network elements.  The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.  In addition, the FCC indicated it would take the following actions:

•                                          Switching for business customers served by high-capacity loops would no longer be unbundled based on a presumptive finding of no impairment.  Under this framework, states will have 90 days to rebut the national finding. As to all other uses of unbundled switching, PUCs must, within 9 months, complete a granular analysis of exchanges to determine if switching impairment exists.  Upon a state finding of no impairment, a three year period for carriers to transition off UNE-P would apply.

•                                          ILECs would not be required to unbundle packet switching as a stand-alone network element.

•                                          The order is expected to clarify two key components of the FCC’s total element long-run incremental cost methodology (“TELRIC”) pricing rules.  First, the FCC will clarify that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market.  Second, the FCC will decline to mandate the use of any particular set of asset lives for depreciation, but clarify that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.

•                                          The FCC will continue its prior position of not permitting CLECs to avoid any liability under contractual early termination clauses in the event a competitive local exchange carrier converts a special access circuit to an UNE.

ALLTEL cannot estimate the prospective impact of this order on its ILEC operations until the FCC releases the full text of its order, state commissions take any actions that may be necessary on their part to establish rules or make determinations as directed by the FCC order, and the Company evaluates the FCC and state commission decisions.

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities.  In the notice of proposed rulemaking, the FCC tentatively concluded  that wireline broadband Internet access should be classified as an information service rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.  The FCC sought comments on their tentative conclusion, but has not reached a final order.  At this time, ALLTEL cannot estimate whether or when any such changes will occur or, if they occur, what the impact of the changes on its ILEC revenues and expenses would be.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services

	Three Months Ended March 31,
(Dollars in millions, customers in thousands)	2003	2002
Revenues and sales:
Product distribution	$93.1	$80.9
Long-distance and network management services	81.0	74.7
Telecommunications information services	26.6	29.2
Directory publishing	24.4	27.0
Total revenues and sales	$225.1	$211.8
Costs and expenses:
Cost of services	72.7	71.1
Cost of products sold	107.7	94.6
Selling, general, administrative and other	17.7	18.2
Depreciation and amortization	9.3	9.1
Total costs and expenses	207.4	193.0
Segment income	$17.7	$18.8
Long-distance customers	1,605.0	1,318.0

Communications support services revenues and sales increased $13.3 million, or 6 percent, for the three months ended March 31, 2003.  As noted in the table above, the increase in revenues and sales in the first quarter of 2003 reflected growth in sales of telecommunications and data products and increased revenues from long-distance and network management services, partially offset by reductions in telecommunications information services and directory publishing revenues.  Sales of telecommunications and data products increased $12.2 million in the three month period of 2003 driven by increased sales to non-affiliates of $15.9 million, reflecting increased sales of wireless handsets to retailers and other distributors.  For the first quarter of 2003, sales to affiliates decreased $3.7 million, primarily due to timing differences in the purchases of materials and equipment related to long-term construction projects.  Revenues from long-distance and network management services increased $6.3 million, primarily driven by growth in ALLTEL’s customer base for these services, partially offset by a decrease in customer billing rates due to competition.  Telecommunications information services revenues decreased $2.6 million, primarily due to a reduction in programming services provided to one customer.  The $2.6 million decrease in directory publishing revenues primarily resulted from a change in accounting for directory contracts in which the Company has a secondary delivery obligation.  ALLTEL began deferring a portion of its revenues and related costs to provide for secondary delivery effective January 1, 2003.

Although revenues and sales increased in the three month period of 2003, segment income decreased primarily due to lower profit margins realized by the product distribution and directory publishing operations.  Profit margins for the product distribution operations decreased due to a shift in the mix of products sold to non-affiliates, as a proportionately higher percentage of these sales consisted of lower margin wireless handsets as noted above.  Profit margins for the directory publishing operations reflected increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for a limited number of directory contracts to be published in 2003.  Currently, these directory publishing services are contracted out to a third party.  Depreciation and amortization expense increased slightly in the three month period of 2003, primarily due to the growth in long-distance and network management plant in service.

A summary of the integration expenses and other charges related to the communications support services operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2002:

(Millions)
Severance and employee benefit costs	$0.2
Lease and contract termination costs	2.8
Total integration expenses and other charges	$3.0

Corporate Operations

	Three Months Ended March 31,
(Millions)	2003	2002
Corporate expenses	$10.4	$8.3
Integration expenses and other charges	—	42.9
Total corporate operations	$10.4	$51.2

As indicated in the table, corporate operations included integration expenses and other charges, as previously discussed. The increase in corporate expenses in 2003 primarily reflected an increase in employee-related benefit costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(Millions, except per share amounts)	2003	2002
Cash flows from (used in):
Operating activities	$546.9	$567.7
Investing activities	(348.6)	(220.5)
Financing activities	(287.4)	(335.9)
Discontinued operations	7.5	(1.8)
Effect of exchange rate changes	(0.1)	(0.4)
Change in cash and short-term investments	$(81.7)	$9.1
Total capital structure (a)	$12,642.9	$9,367.0
Percent of equity to total capital (b)	48.8%	60.7%
Book value per share (c)	$19.83	$18.27

Notes:

(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Operating Activities

Cash provided from operations continued to be ALLTEL’s primary source of liquidity.  Cash provided from operations for the three months ended March 31, 2003 reflected growth in earnings of the Company before depreciation and amortization, interest expense and income taxes.  The increase in cash provided from operations resulting from earnings growth in 2003 was more than offset by changes in working capital requirements, including timing differences in the payment of trade payables and income taxes.

Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures for the three months ended March 31, 2003 were $227.7 million compared to $190.9 million for the same period in 2002.  The increase in 2003 primarily reflected additional spending by ALLTEL to construct additional network facilities, to deploy digital wireless technology in the Company’s existing and newly acquired wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL and local competitive access services.  The Company funded most of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the three months ended March 31, 2003 were $13.5 million compared to $18.7 million for the same period in 2002.  Capitalized software development costs for 2002 included additional spending for the development and enhancement of internal use software to support the Company’s retail operations.  Spending levels in 2003 for capitalized software development costs reflected the completion of these projects during 2002.  The Company expects capital expenditures including capitalized software development costs to be approximately $1.2 to $1.3 billion for 2003, which will be funded primarily from internally generated funds.

Cash outlays for the purchase of property were $124.6 million for the three months ended March 31, 2003, compared to $19.5 million for the same period of 2002.  As previously discussed, during the first quarter of 2003, ALLTEL purchased wireless properties in Mississippi for $64.6 million in cash.  In addition, the Company also acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash.  During the first quarter of 2002,

ALLTEL purchased a wireline property in Georgia for $17.9 million and acquired an additional ownership interest in a Texas wireless property for $1.6 million.

Cash flows from investing activities for the three months ended March 31, 2002 included $7.5 million of advance lease payments received from American Tower Corporation (“American Tower”) for the leasing of cell site towers.  In December 2000, ALLTEL signed an agreement to lease American Tower certain of the Company’s cell site towers in exchange for cash.  In turn, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen year lease agreement.  During February 2002, the Company closed on the remaining towers under this agreement.

Investing activities for the three month periods ended March 31, 2003 and 2002 also included proceeds from the return on investments of $13.8 million and $11.3 million, respectively.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.  The increases in 2003 primarily reflected the acquisition of certain minority partnership interests from CenturyTel, as previously discussed.

Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL.  Common and preferred dividend payments were $109.1 million and $105.7 million for the three months ended March 31, 2003 and 2002, respectively.  The increase in dividend payments in 2003 primarily reflected growth in the annual dividend rate on ALLTEL’s common stock.  In October 2002, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.34 to $.35 per share, raising the annual dividend rate to $1.40 per share.  The Company expects to continue the payment of cash dividends during the balance of 2003.

ALLTEL’s maximum borrowing capacity under its commercial paper program is $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  ALLTEL has a $1.0 billion line of credit under a revolving credit agreement of which $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005.  On July 31, 2002, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that will expire on July 30, 2003, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2004.  No borrowings were outstanding under the revolving credit agreements as of March 31, 2003, December 31, 2002 or March 31, 2002.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  Commercial paper borrowings outstanding at March 31, 2003 were $310.0 million and had a weighted average interest rate of 1.3 percent.  Commercial paper borrowings outstanding at December 31, 2002, March 31, 2002 and December 31, 2001 were $25.0 million, $21.0 million and $230.1 million, respectively.  The net increase of $285.0 million in commercial paper borrowings outstanding from December 31, 2002 represented all of the long-term debt issued in the first quarter of 2003. During 2003, the Company incurred additional commercial paper borrowings to fund the wireless property acquisitions in Mississippi and Michigan, as previously discussed, and to retire a $450.0 million, 7.125 percent senior unsecured note that was due March 1, 2003.

Retirements of long-term debt were $456.2 million and $227.4 million for the three months ended March 31, 2003 and 2002, respectively.  The repayment of the $450.0 million unsecured note due March 1, 2003 represented substantially all of the long-term debt retired during the first quarter of 2003.  The net reductions from December 31, 2001 in commercial paper borrowings of $209.1 million represented the majority of the long-term debt retired in the three month period of 2002.  Scheduled long-term debt retirements, net of commercial paper activity, for the first quarter of 2002 amounted to $18.3 million.

Cash flows from financing activities also included distributions to minority investors, which amounted to $10.0 million and $12.6 million for the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company believes it has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends.  Additional sources of funding available to ALLTEL include (1) additional borrowings available to the Company under its commercial paper program and revolving credit agreements, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at March 31, 2003 and (3) additional debt securities issued in the private placement market.

ALLTEL’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor”) and Fitch Ratings were unchanged from December 31, 2002 and were as follows:

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

During the third quarter of 2002, the Company amended its $1.0 billion revolving credit agreement to conform certain of its provisions to corresponding provisions of the Company’s 364-day revolving credit agreement.  The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of March 31, 2003, the Company’s total debt to capitalization ratio was 50.9 percent.

As previously discussed, on April 1, 2003, the Company completed the sale of the financial services division of its information services subsidiary to Fidelity National for $1.05 billion, payable in the form of $775.0 million in cash and $275.0 million in Fidelity National common stock.  The after-tax proceeds from the sale were used primarily to reduce borrowings outstanding under the Company’s commercial paper program and to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The Fidelity National common stock acquired in this transaction represented an approximate 8 percent interest in Fidelity National and may not be disposed of by ALLTEL, subject to certain conditions specified in the sale agreement, for a period of one year from the closing date of the transaction.

In connection with the leasing of 1,773 cell site towers to American Tower during 2001 and 2002, the Company received $531.9 million of cash in advance as prepaid rent and is recognizing the proceeds as revenue on a straight-line basis over the fifteen-year lease term.  Participants in the telecommunications and cell tower industry currently are experiencing a more difficult operating and financial environment than when the tower transaction with ALLTEL was completed.  Accordingly, although ALLTEL currently considers the likelihood to be remote, in the event ALLTEL’s tower lessee were to file or become subject to bankruptcy proceedings, it is possible that the bankruptcy court could require that the tower transaction be rescinded and ALLTEL be required to refund the unutilized portion of the prepaid rent.  At March 31, 2003, deferred rental income was $473.3 million and was included in other liabilities in the accompanying unaudited consolidated balance sheet.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At March 31, 2003, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any arrangement requiring ALLTEL to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Recently Issued Accounting Pronouncements

In April, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivatives embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, with certain exceptions.  The Company does not expect that this standard will have a material effect on its consolidated financial statements.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In its Annual Report on Form 10-K for the year ended December 31, 2002, ALLTEL identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing the Company’s consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, assessing the recoverability of capitalized software development costs, accounting for pension and other postretirement benefits, and calculating depreciation and amortization expense.  There have been no material changes to ALLTEL’s critical accounting policies during the three-month period ended March 31, 2003, except for the January 1, 2003 adoption of SFAS No. 143 and EITF Issue 00-21, as previously discussed under the caption “Accounting Changes”.

ALLTEL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at March 31, 2003 are similar to the market risks discussed in ALLTEL’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company is exposed to market risk from changes in interest rates and foreign exchange rates.  The Company has estimated its market risk using sensitivity analysis.  Market risk is defined as the potential change in earnings due to a hypothetical adverse change in market prices or interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

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

As of March 31, 2003, the Company had $310.0 million of outstanding commercial paper that was subject to variable interest rates.  The Company also had entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable as of March 31, 2003.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.4 percent at March 31, 2003.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $13.1 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $13.1 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three months ended March 31, 2003 and 2002.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.           Controls and Procedures

(a)                      Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  ALLTEL’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)                     Changes in internal controls.

ALLTEL maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company’s transactions and that ALLTEL’s established policies and procedures are followed.  There were no significant changes to ALLTEL’s internal controls or in other factors that could significantly affect its internal controls subsequent to the Company’s evaluation.

ALLTEL CORPORATION

FORM 10Q

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

On October 3, 2002, the Environmental Protection Agency (“EPA”) served the Company with Notices of Violation of the federal Clean Air Act, the Clean Water Act and the Emergency Planning and Community Right to Know Act.  These notices resulted from an industry-wide investigation into environmental practices conducted by the EPA during 1998 to 2000 and alleged violations by the Company, dating from 1997, regarding filing and record-keeping requirements for fuel storage tanks, as well as generators and batteries used to supply emergency power at certain ALLTEL facilities.  On December 5, 2002, the Company met with the EPA to begin settlement discussions.  Management of ALLTEL believes that a settlement by mid-2003 is reasonably likely and may require the Company to pay penalties currently estimated at approximately $1.0 million and to implement a centralized environmental management system.

The Company is party to various other legal proceedings arising from the ordinary course of business.  Although the ultimate resolution of these various pr oceedings cannot be determined at this time, management of ALLTEL does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations or financial condition of the Company.

To the knowledge of ALLTEL’s management, no other material legal proceedings, either private or governmental, currently are contemplated or threatened.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  See the exhibits specified on the Index of Exhibits located at Page 37.

(b)                                 Reports on Form 8-K:

Current Report on Form 8-K dated January 28, 2003, reporting under Item 5, Other Events, the Company’s Press Release jointly announcing ALLTEL’s 2002 fourth quarter and annual unaudited consolidated results of operations and its decision to sell the financial services division of ALLTEL Information Services, Inc. to Fidelity National Financial Inc.

Current Report on Form 8-K dated April 1, 2003, reporting under Item 5, Other Events, the Company’s Press Release announcing that ALLTEL had completed the sale of the financial services division of ALLTEL Information Services, Inc. to Fidelity National Financial Inc.

Current Report on Form 8-K dated April 24, 2003, reporting under Item 9, Regulation FD Disclosure, that the Company furnished under Item 12 “Disclosure of Results of Operations and Financial Condition”, the Company’s Press Release announcing ALLTEL’s first quarter 2003 unaudited consolidated results of operations.  On April 24, 2003, the Company also released quarterly supplemental financial information of ALLTEL for the years ended December 31, 2002 and 2001 and for the quarter ended March 31, 2003.  This supplemental financial information reflected the financial services division of ALLTEL Information Services, Inc., which was sold on April 1, 2003 to Fidelity National Financial Inc., as discontinued operations.

No other reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)
May 14, 2003

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Scott T. Ford
Scott T. Ford
Chief Executive Officer and President

I, Jeffery R. Gardner, Executive Vice President - Chief Financial Officer of ALLTEL Corporation, certify that:

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Executive Vice President - Chief Financial Officer

ALLTEL CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits
(4)(c)	Indenture dated as of March 7,1996, between 360 Communications Company and Citibank, N.A., as Trustee (the "1996 360 Indenture") (incorporated herein by reference to Exhibit 4.2 to 360 Communications Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).	*

(4)(d)	Form of 7 1/2% Senior Note Due 2006 issued under the 1996 360 Indenture (incorporated herein by reference to Exhibit 4.1 to 360 Communications Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1995).	*

(4)(e)	First Supplemental Indenture dated as of February 1, 1999, among 360 Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee.	(a)

(4)(f)	Indenture dated as of March 1, 1997, between 360 Communications Company and Citibank, N.A., as Trustee (the "1997 360 Indenture") (incorporated herein by reference to Exhibit 4.6 to 360 Communications Company's Current Report of Form 8-K dated March 17, 1997).	*

(4)(g)	Form of 7.60% Senior Note Due 2009 issued under the 1997 360 Indenture (incorporated herein by reference to Exhibit 4.7 to 360 Communications Company's Current Report on Form 8-K dated March 17, 1997).	*

(4)(h)	Form of 6.65% Senior Note Due 2008 issued under the 1997 360 Indenture (incorporated herein by reference to Exhibit 4.8 to 360 Communications Company's Current Report on Form 8-K dated January 13, 1998).	*

(4)(i)	First Supplemental Indenture dated as of February 1, 1999, among 360 Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee.	(a)

(10)(c)(9)	Change in Control Agreement by and between the Company and C.J. Duvall Jr. effective as of March 12, 2003.	(a)

(10)(c)(10)	Change in Control Agreement by and between the Company and Sharilyn S. Gasaway effective as of March 12, 2003.	(a)

99(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

99(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.