Form 10-Q
period 2003-06-30
ALLTEL CORP
filed 2003-08-13
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

       YES  X        NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

       YES  X        NO

Number of common shares outstanding as of June 30, 2003:  311,816,264

The Exhibit Index is located on page 40.

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities*
Item 3.	Defaults Upon Senior Securities*
Item 4.	Submission of Matters to Vote of Security Holders
Item 5.	Other Information*
Item 6.	Exhibits and Reports on Form 8-K

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; material changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the Company’s wireless roaming agreements; the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL’s strategic investments; the effects of work stoppages; the effects of litigation; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service and unbundled network elements and resale rates; and the effects of the Federal Communications Commission’s wireless number portability rules.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, governmental and public policy changes.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

                Item 1.  Financial Statements

                                                               CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except per share amounts)	June 30,	December 31,
ASSETS	2003	2002
CURRENT ASSETS:
Cash and short-term investments	$496.4	$134.6
Accounts receivable (less allowance for doubtful accounts of $51.6 and $68.4, respectively)	1,111.3	1,162.8
Inventories	136.0	138.5
Prepaid expenses and other	52.0	38.8
Assets held for sale	—	538.3
Total current assets	1,795.7	2,013.0
Investments	640.0	327.4
Goodwill	4,851.6	4,769.7
Other intangibles	1,342.9	1,346.5
PROPERTY, PLANT AND EQUIPMENT:
Land	289.8	275.3
Buildings and improvements	1,114.5	1,074.3
Wireline	6,331.8	6,188.5
Wireless	5,069.4	4,798.3
Information processing	1,064.8	1,047.7
Other	561.3	571.0
Under construction	412.4	365.0
Total property, plant and equipment	14,844.0	14,320.1
Less accumulated depreciation	7,248.7	6,756.4
Net property, plant and equipment	7,595.3	7,563.7
Other assets	382.3	368.8
TOTAL ASSETS	$16,607.8	$16,389.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$276.5	$494.7
Accounts payable	588.8	558.3
Advance payments and customer deposits	208.0	214.3
Accrued taxes	347.0	72.2
Accrued dividends	109.5	109.6
Accrued interest	108.2	123.8
Other current liabilities	144.3	136.5
Liabilities related to assets held for sale	—	190.5
Total current liabilities	1,782.3	1,899.9
Long-term debt	5,657.7	6,145.4
Deferred income taxes	1,281.3	1,115.4
Other liabilities	1,223.4	1,230.3
SHAREHOLDERS’ EQUITY:
Preferred stock, Series C, $2.06, no par value, 14,728 and 15,635
shares issued and outstanding, respectively	0.4	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 311,816,264 and 311,182,950 shares issued and outstanding, respectively	311.8	311.2
Additional paid-in capital	718.7	695.7
Unrealized holding gain on investments	23.5	—
Foreign currency translation adjustment	0.6	(6.9)
Retained earnings	5,608.1	4,997.7
Total shareholders’ equity	6,663.1	5,998.1
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,607.8	$16,389.1

See the accompanying notes to the unaudited interim consolidated financial statements.

                                                               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions, except per share amounts)	2003	2002	2003	2002
REVENUES AND SALES:
Service revenues	$1,797.5	$1,524.3	$3,514.0	$3,003.2
Product sales	212.7	174.7	402.0	318.7
Total revenues and sales	2,010.2	1,699.0	3,916.0	3,321.9
COSTS AND EXPENSES:
Cost of services (excluding depreciation of $225.3, $186.9, $445.5 and $366.6 included below)	541.4	490.3	1,068.8	940.6
Cost of products sold	271.3	224.3	509.0	433.0
Selling, general, administrative and other	396.7	319.6	767.8	615.2
Depreciation and amortization	310.7	257.8	614.2	505.3
Integration expenses and other charges	19.0	9.0	19.0	51.9
Total costs and expenses	1,539.1	1,301.0	2,978.8	2,546.0
OPERATING INCOME	471.1	398.0	937.2	775.9

Equity earnings in unconsolidated partnerships	16.7	13.8	34.2	22.4
Minority interest in consolidated partnerships	(21.4)	(18.7)	(39.2)	(33.7)
Other income, net	3.7	5.5	4.1	6.7
Interest expense	(93.2)	(77.5)	(196.6)	(138.4)
Write-down of investments and other	(13.1)	(13.7)	(13.1)	(13.7)

Income from continuing operations before income taxes	363.8	307.4	726.6	619.2
Income taxes	139.6	115.4	274.8	232.3

Income from continuing operations	224.2	192.0	451.8	386.9
Discontinued operations (net of income taxes of $231.2, $16.3, $256.2 and $29.0)	323.9	24.2	361.0	43.1

Income before cumulative effect of accounting change	548.1	216.2	812.8	430.0
Cumulative effect of accounting change (net of income taxes of $10.3)	—	—	15.6	—

Net income	548.1	216.2	828.4	430.0
Preferred dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares	$548.0	$216.1	$828.3	$429.9
EARNINGS PER SHARE:
Basic:
Income from continuing operations	$.72	$.62	$1.45	$1.24
Income from discontinued operations	1.04	.08	1.16	.14
Cumulative effect of accounting change	—	—	.05	—
Net income	$1.76	$.70	$2.66	$1.38
Diluted:
Income from continuing operations	$.72	$.61	$1.45	$1.24
Income from discontinued operations	1.03	.08	1.15	.14
Cumulative effect of accounting change	—	—	.05	—
Net income	$1.75	$.69	$2.65	$1.38
Pro forma amounts assuming change in accounting principle was applied retroactively:
Net income	$548.1	$216.5	$812.8	$430.5
Basic earnings per share	$1.76	$.70	$2.61	$1.38
Diluted earnings per share	$1.75	$.69	$2.60	$1.38

                                            See the accompanying notes to the unaudited interim consolidated financial statements.

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
(Millions)	2003	2002

CASH PROVIDED FROM OPERATIONS:
Net income	$828.4	$430.0
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(361.0)	(43.1)
Cumulative effect of accounting change	(15.6)	—
Depreciation and amortization	614.2	505.3
Provision for doubtful accounts	97.1	135.1
Non-cash portion of integration expenses and other charges	13.3	12.4
Write-down of investments	6.0	13.7
Increase in deferred income taxes	114.5	63.4
Other, net	11.8	6.2
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(71.2)	(146.8)
Inventories	3.3	41.4
Accounts payable	(13.7)	12.3
Other current liabilities	(9.1)	99.1
Other, net	(7.9)	(23.8)
Net cash provided from operations	1,210.1	1,105.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(531.4)	(524.6)
Additions to capitalized software development costs	(28.4)	(37.3)
Additions to investments	(10.6)	(4.5)
Purchases of property, net of cash acquired	(132.1)	(19.7)
Proceeds from the lease of cell site towers	—	7.5
Proceeds from the return on investments	17.6	19.7
Other, net	7.0	(6.0)
Net cash used in investing activities	(677.9)	(564.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(218.1)	(211.4)
Reductions in long-term debt	(740.5)	(253.0)
Distributions to minority investors	(28.3)	(25.8)
Long-term debt issued	—	2,810.9
Common stock issued	23.0	11.9
Net cash provided from (used in) financing activities	(963.9)	2,332.6

Net cash provided from discontinued operations	792.7	3.5

Effect of exchange rate changes on cash and short-term investments	0.8	2.6

Increase in cash and short-term investments	361.8	2,879.0

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	134.6	63.2
End of period	$496.4	$2,942.2

NON-CASH INVESTING AND FINANCING ACTIVITY:
Change in fair value of interest rate swap agreements	$30.9	$12.6

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       General:

Basis of Presentation — The consolidated financial statements at June 30, 2003 and 2002 and for the three and six month periods then ended of ALLTEL Corporation (“ALLTEL” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  Certain prior year amounts, as further discussed below, have been reclassified to conform to the 2003 financial statement presentation.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Change in Business Segment Reporting — Effective January 1, 2003, ALLTEL changed its business segment presentation to reclassify the operations of the telecom division of its information services subsidiary, ALLTEL Information Services, Inc., to be included within the Company’s communications support services segment.  This segment also includes ALLTEL’s long-distance and network management services, communications products, and directory publishing operations.  Previously, the telecom division had been combined with the financial services division and reported within the Company’s information services segment.  As further discussed in Note 11 to the unaudited consolidated financial statements, on January 28, 2003, ALLTEL signed a definitive agreement to sell the financial services division of ALLTEL Information Services, Inc. to Fidelity National Financial Inc. (“Fidelity National”).  ALLTEL completed the sale transaction on April 1, 2003.  Accordingly, the financial services division has been reported in the accompanying unaudited consolidated financial statements as discontinued operations.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been reclassified to conform to this new financial reporting presentation.

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

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  ALLTEL is subject to asset retirement obligations associated with its cell site and switch site operating leases, which are subject to the provisions of SFAS No. 143.  Cell site and switch site lease agreements frequently contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation.  The Company has concluded that the fair value of these obligations cannot be reasonably estimated at this time because neither the range of settlement dates of the asset retirement obligations nor the probability of enforcement of the remediation clauses are currently determinable.  The Company has insufficient historical data to determine reasonably the extent to which the remediation terms of the lease would be enforced.  In addition, ALLTEL is unable to estimate a potential range of settlement dates because of its intent and right to renew site leases after the initial lease expiration.  ALLTEL will record a liability for the asset retirement obligation associated with the Company’s cell site and switch site leases if and when ALLTEL can determine a reasonable estimate of fair value.  In addition to cell site and switch site operating leases, ALLTEL also has leases for office and retail locations that are subject to the provisions of SFAS No. 143.  The adoption of SFAS No. 143 related to the leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position, or cash flows as of and for the three and six months ended June 30, 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL’s wireline operations has historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.       Accounting Changes, Continued:

unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $151.6 million and $156.5 million at June 30, 2003 and 2002, respectively.

For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the six months ended June 30, 2003.

Effective January 1, 2003, the Company adopted Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for all new arrangements entered into on or after that date.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  Upon adoption, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service.  The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated results of operations for the three and six months ended June 30, 2003.

3.       Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.  The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2003 were as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total
Balance at December 31, 2002	$3,519.7	$1,247.7	$2.3	$4,769.7
Acquired during the period	90.4	—	—	90.4
Other adjustments	(8.4)	(0.1)	—	(8.5)
Balance at June 30, 2003	$3,601.7	$1,247.6	$2.3	$4,851.6

The carrying value of indefinite-lived intangible assets other than goodwill were as follows:

	June 30,	December 31,
(Millions)	2003	2002
Cellular licenses	$738.8	$720.2
Personal Communications Services licenses	76.9	76.9
Franchise rights — wireline	265.0	265.0
	$1,080.7	$1,062.1

Intangible assets subject to amortization were as follows:

	June 30, 2003
	Gross Cost	Accumulated Amortization	Net Carrying Value
(Millions)
Customer lists	$382.4	$(130.1)	$252.3
Franchise rights	22.5	(12.6)	9.9
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(145.6)	$262.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.       Goodwill and Other Intangible Assets, Continued:

	December 31, 2002
	Gross Cost	Accumulated Amortization	Net Carrying Value
(Millions)
Customer lists	$374.6	$(101.0)	$273.6
Franchise rights	22.5	(11.9)	10.6
Non-compete agreements	2.9	(2.7)	0.2
	$400.0	$(115.6)	$284.4

Amortization expense for intangible assets subject to amortization was $15.1 million and $30.0 million for the three and six month periods ended June 30, 2003, compared to $9.7 million and $18.9 million for the same periods of 2002.  Amortization expense for intangible assets subject to amortization is estimated to be $60.3 million in 2003, $60.3 million in 2004, $59.6 million in 2005, $41.0 million in 2006 and $24.3 million in 2007.  (See Note 4 for a discussion of the acquisitions completed during 2003 that resulted in the recognition of goodwill and other intangible assets.)

4.       Acquisitions:

On April 1, 2003, the Company increased its ownership interest to approximately 86 percent in a wireless property, representing approximately 145,000 potential customers (“POPs”) in a Wisconsin Rural Service Area (“RSA”), for $7.5 million in cash.  Prior to this acquisition, ALLTEL owned approximately 43 percent of this property.  During the second quarter of 2003, the Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $3.0 million was assigned to customer list ($0.4 million), cellular licenses ($1.0 million) and goodwill ($1.6 million).

On February 28, 2003, the Company also acquired from the other five minority owners the remaining ownership interest in wireless properties, representing approximately 355,000 POPs in two Michigan RSAs, for $60.0 million in cash.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties.  During the second quarter of 2003, the Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $46.8 million was assigned to customer list ($3.4 million), cellular licenses ($8.0 million) and goodwill ($35.4 million).

On February 28, 2003, the Company completed its purchase of wireless properties, representing approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates (“Cellular XL”), a privately held company, for $72.0 million in cash.  Of the total purchase price, ALLTEL paid $64.6 million to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months after the closing date.  During the first quarter of 2003, the Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $67.0 million was assigned to customer list ($4.0 million), cellular licenses ($9.6 million) and goodwill ($53.4 million).

The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the dates of acquisition.  The customer lists recorded in connection with these transactions are being amortized on a straight-line basis over their estimated useful lives of six years.  The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.

The purchase price paid for the wireless properties discussed above was based on estimates of future cash flows of the properties acquired.  ALLTEL paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because the purchase of wireless properties expanded the Company’s wireless footprint into new markets across Michigan, Mississippi and Wisconsin and added a combined 141,000 new wireless customers to ALLTEL’s communications customer base.  Additionally, in the wireless properties acquired, ALLTEL should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.       Integration Expenses and Other Charges:

          Set forth below is a summary of the integration expenses and other charges recorded for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$6.3	$—	$6.3	$13.4
Lease and contract termination costs	(0.5)	—	(0.5)	12.4
Write-down of cell site equipment	—	—	—	7.1
Write-down of software development costs	13.2	—	13.2	4.4
Computer system conversion and other integration costs	—	9.0	—	12.4
Equipment removal and other disposal costs	—	—	—	2.2
Total integration expenses and other charges	$19.0	$9.0	$19.0	$51.9

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of June 30, 2003, the Company had paid $5.4 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

During the first two quarters of 2002, the Company incurred expenses related to its pending acquisitions of wireline properties in Kentucky from Verizon Communications, Inc. (“Verizon”) and wireless properties from CenturyTel, Inc. (“CenturyTel”).  These expenses included internal payroll and employee benefit costs, contracted services, branding and other computer programming costs incurred in connection with expanding ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon’s customer billing and operations support systems to ALLTEL’s internal systems.

In January 2002, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in seven states.  The Company also consolidated its call center and retail store operations during the first quarter of 2002.  In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  In the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets and consisted of $2.0 million in lease termination costs and $0.5 million in severance and employee benefit costs.  As of June 30, 2003, the Company had paid $11.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The $12.4 million of lease and contract termination costs recorded in the first quarter of 2002 consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company has abandoned, net of anticipated sublease income.  The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers.  The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999.  The additional charge reflected a reduction in expected sublease income attributable primarily to softening demand in the commercial real estate market and bankruptcy filings by two sublessees.  Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.       Integration Expenses and Other Charges, Continued:

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

During the third quarter of 2002, the Company recorded a restructuring charge of $4.1 million consisting of severance and employee benefit costs of $1.9 million related to a planned workforce reduction and $2.2 million of lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999).  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening demand in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of June 30, 2003, the Company had paid $1.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The following is a summary of activity related to the liabilities associated with the Company’s integration expenses and other charges for the six months ended June 30, 2003:

(Millions)
Balance, beginning of period	$13.1
Integration expenses and other charges	21.7
Reversal of accrued liabilities	(2.7)
Non-cash write-down of assets	(13.5)
Cash outlays	(8.7)
Balance, end of period	$9.9

At June 30, 2003, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $4.6 million and lease termination costs of $5.3 million and is included in other current liabilities in the accompanying consolidated balance sheets.

6.       Write-down of Investments and Other:

In the second quarter of 2003, ALLTEL recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  In addition, during the second quarter of 2003, the Company retired, prior to stated maturity dates, $249.1 million of long-term debt, representing all of the long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. In connection with the early retirement of the debt, the Company incurred pretax termination fees of $7.1 million.

In the second quarter of 2002, ALLTEL recorded a pretax write-down of $12.5 million on its investment in Hughes Tele.com Limited (“HTCL”), a public company and provider of communications services in India.  The Company recorded the write-down in connection with HTCL’s agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL’s common stock. In addition, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL’s investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.       Comprehensive Income:

Comprehensive income was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Net income	$548.1	$216.2	$828.4	$430.0
Other comprehensive income:
Unrealized holding gains (losses) on investments arising in the period	38.6	(3.1)	38.5	(6.1)
Income tax expense (benefit)	15.0	(1.1)	15.0	(2.3)
	23.6	(2.0)	23.5	(3.8)
Less: reclassification adjustments for (gains) losses included in net income	—	13.7	—	13.7
Income tax expense (benefit)	—	(5.3)	—	(5.3)
	—	8.4	—	8.4

Net unrealized gains	38.6	10.6	38.5	7.6
Income tax expense	15.0	4.2	15.0	3.0
	23.6	6.4	23.5	4.6

Foreign currency translation adjustment	7.6	3.0	7.5	2.6

Other comprehensive income before tax	46.2	13.6	46.0	10.2
Income tax expense	15.0	4.2	15.0	3.0
Other comprehensive income	31.2	9.4	31.0	7.2
Comprehensive income	$579.3	$225.6	$859.4	$437.2

8.       Earnings per Share:

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

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2003	2002	2003	2002

Basic earnings per share:
Income from continuing operations	$224.2	$192.0	$451.8	$386.9
Income from discontinued operations	323.9	24.2	361.0	43.1
Cumulative effect of accounting change	—	—	15.6	—
Less: preferred dividends	(0.1)	(0.1)	(0.1)	(0.1)
Net income applicable to common shares	$548.0	$216.1	$828.3	$429.9

Weighted average common shares outstanding for the period	311.4	311.0	311.3	310.9

Basic earnings per share:
From continuing operations	$.72	$.62	$1.45	$1.24
From discontinued operations	1.04	.08	1.16	.14
Cumulative effect of accounting change	—	—	.05	—
Net income	$1.76	$.70	$2.66	$1.38

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.       Earnings per Share, Continued:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2003	2002	2003	2002

Diluted earnings per share:
Net income applicable to common shares	$548.0	$216.1	$828.3	$429.9
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock	$548.1	$216.2	$828.4	$430.0

Weighted average common shares outstanding for the period	311.4	311.0	311.3	310.9
Increase in shares resulting from the assumed:
Exercise of stock options	0.7	1.1	0.8	1.3
Conversion of preferred stock	0.3	0.3	0.3	0.3
Weighted average common shares assuming conversion	312.4	312.4	312.4	312.5

Diluted earnings per share:
From continuing operations	$.72	$.61	$1.45	$1.24
From discontinued operations	1.03	.08	1.15	.14
Cumulative effect of accounting change	—	—	.05	—
Net income	$1.75	$.69	$2.65	$1.38

9.       Business Segment Information:

ALLTEL manages its business operations based on differences in products and services.  The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the items discussed in Notes 2 and 5.  These items are not allocated to the segments and are included in corporate operations.  Segment operating results were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Revenues and Sales from External Customers:
Wireless	$1,195.4	$1,002.7	$2,303.2	$1,946.8
Wireline	569.1	460.1	1,141.4	920.7
Communications support services	156.4	141.7	301.5	274.1
Total business segments	$1,920.9	$1,604.5	$3,746.1	$3,141.6

Intersegment Revenues and Sales:
Wireless	$—	$—	$—	$—
Wireline	37.1	37.1	73.7	75.6
Communications support services	86.4	98.2	166.4	177.6
Total business segments	$123.5	$135.3	$240.1	$253.2

Total Revenues and Sales:
Wireless	$1,195.4	$1,002.7	$2,303.2	$1,946.8
Wireline	606.2	497.2	1,215.1	996.3
Communications support services	242.8	239.9	467.9	451.7
Total business segments	2,044.4	1,739.8	3,986.2	3,394.8
Less: intercompany eliminations	(34.2)	(40.8)	(70.2)	(72.9)
Total revenues and sales	$2,010.2	$1,699.0	$3,916.0	$3,321.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.       Business Segment Information, Continued:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002

Segment Income:
Wireless	$262.0	$224.3	$498.0	$444.5
Wireline	216.8	170.5	439.6	360.6
Communications support services	20.8	21.0	38.5	39.8
Total segment income	499.6	415.8	976.1	844.9
Corporate expenses	(9.5)	(8.8)	(19.9)	(17.1)
Integration expenses and other charges	(19.0)	(9.0)	(19.0)	(51.9)
Total corporate operations	(28.5)	(17.8)	(38.9)	(69.0)
Total operating income	$471.1	$398.0	$937.2	$775.9

Segment assets were as follows:

	June 30,	December 31,
(Millions)	2003	2002
Wireless	$9,574.5	$9,418.7
Wireline	5,326.4	5,394.1
Communications support services	533.9	535.6
Total business segments	15,434.8	15,348.4
Corporate headquarters assets not allocated to segments	1,227.4	545.3
Assets held for sale	—	538.3
Less: elimination of intersegment receivables	(54.4)	(42.9)
Consolidated total assets	$16,607.8	$16,389.1

Supplemental information pertaining to the communications support services segment was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Revenues and Sales from External Customers:
Product distribution	$67.1	$54.3	$127.5	$98.8
Long-distance and network management services	50.2	42.6	99.1	89.7
Telecommunications information services	25.6	30.6	52.2	59.8
Directory publishing	13.5	14.2	22.7	25.8
Total	$156.4	$141.7	$301.5	$274.1

Intersegment Revenues and Sales:
Product distribution	$33.7	$39.7	$66.4	$76.1
Long-distance and network management services	30.9	37.0	63.0	64.6
Telecommunications information services	—	—	—	—
Directory publishing	21.8	21.5	37.0	36.9
Total	$86.4	$98.2	$166.4	$177.6

Total Revenues and Sales:
Product distribution	$100.8	$94.0	$193.9	$174.9
Long-distance and network management services	81.1	79.6	162.1	154.3
Telecommunications information services	25.6	30.6	52.2	59.8
Directory publishing	35.3	35.7	59.7	62.7
Total revenues and sales	$242.8	$239.9	$467.9	$451.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.     Stock-Based Compensation:

ALLTEL may grant fixed and performance-based incentive and non-qualified stock options to officers and other key employees under various stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No compensation expense was recognized related to stock-based compensation plans in the three and six month periods ended June 30, 2003 or 2002.  The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three and six months ended June 30:

		Three Months Ended		Six Months Ended
(Millions, except per share amounts)		2003	2002	2003	2002
Net income as reported		$548.1	$216.2	$828.4	$430.0
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(6.9)	(7.9)	(11.3)	(15.1)
Pro forma net income		$541.2	$208.3	$817.1	$414.9
Basic earnings per share:	As reported	$1.76	$.70	$2.66	$1.38
	Pro forma	$1.74	$.67	$2.62	$1.33
Diluted earnings per share:	As reported	$1.75	$.69	$2.65	$1.38
	Pro forma	$1.73	$.67	$2.62	$1.33

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

11.     Discontinued Operations:

Pursuant to a definitive agreement dated January 28, 2003, on April 1, 2003, ALLTEL sold the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National for $1.05 billion received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction.  As a result of this transaction, ALLTEL recorded an after tax gain of $323.9 million.  The after-tax proceeds from the sale were used primarily to reduce borrowings outstanding under the Company’s commercial paper program and to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The Fidelity National common stock acquired in this transaction represented an approximate eight percent interest in Fidelity National and may not be disposed of by ALLTEL, subject to certain conditions specified in the sale agreement, for a period of one year from the closing date of the transaction.

As part of this transaction, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million.  The Company believes because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to it.

ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale.  ALLTEL’s obligation to Fidelity National under this indemnification is not subject to a maximum amount.  The Company has recorded a liability for tax contingencies of approximately $34.0 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.     Discontinued Operations, Continued:

As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s interim consolidated statements of income and cash flows for the three and six months ended June 30, 2003 and 2002.  Assets and liabilities related to the financial services division have been reflected as held for sale in the accompanying unaudited consolidated balance sheet as of December 31, 2002.  The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations.

In January 2003, ALLTEL also completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. have also been reflected as discontinued operations and as assets held for sale in the Company’s interim consolidated financial statements for all periods presented.

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Revenues and sales	$—	$225.4	$210.3	$435.4
Operating expenses	—	187.3	148.1	367.2
Operating income	—	38.1	62.2	68.2
Minority interest in consolidated partnerships	—	1.0	—	1.8
Other income (expense), net	—	1.4	(0.1)	2.1
Gain on sale of discontinued operations	555.1	—	555.1	—
Pretax income from discontinued operations	555.1	40.5	617.2	72.1
Income tax expense	231.2	16.3	256.2	29.0
Income from discontinued operations	$323.9	$24.2	$361.0	$43.1

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the six months ended June 30:

(Millions)	2003		2002
Net cash provided by operating activities	$29.4		$71.2
Net cash provided by (used in) investing activities	763.4	(a)	(67.4)
Net cash used in financing activities	(0.1)		(0.3)
Net cash provided by discontinued operations	$792.7		$3.5

(a)   Included cash proceeds of $784.9 million received from the sale of the financial services division to Fidelity

       National.  The cash proceeds included working capital adjustments of $9.9 million.

The following table includes the net assets of the discontinued financial services operations that are classified as held for sale in the accompanying unaudited consolidated balance sheet as of December 31, 2002:

(Millions)
Current assets	$171.2
Property, plant and equipment	145.0
Goodwill	25.8
Other assets	196.3
Assets held for sale	$538.3

Current liabilities	$109.9
Other liabilities	80.6
Liabilities related to assets held for sale	$190.5

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“ALLTEL” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2003 and 2002, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

DISPOSAL OF FINANCIAL SERVICES BUSINESS

On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National Financial Inc. (“Fidelity National”), for $1.05 billion, payable in the form of $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National acquired ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction.  As a result of this transaction, the financial services division has been reflected as discontinued operations and as assets held for sale in the Company’s consolidated financial statements for all periods presented.  The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National.  The operations of the retained telecom division are included in the communications support services segment.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been reclassified to conform to this new financial reporting presentation.

In January 2003, ALLTEL completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations and as assets held for sale in the Company’s consolidated financial statements for all periods presented.  (See Note 11 to the unaudited interim consolidated financial statements for additional information regarding the disposal of the financial services operations.)

ACQUISITIONS

On April 1, 2003, the Company increased its ownership interest, to approximately 86 percent, in a wireless property, representing approximately 145,000 potential customers (“POPs”), in a Wisconsin Rural Service Area (“RSA”), for $7.5 million in cash.  Prior to this acquisition, ALLTEL owned approximately 43 percent of this property.  On February 28, 2003, the Company completed its purchase of wireless properties, representing approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates (“Cellular XL”), a privately held company, for $72.0 million in cash.  Of the total purchase price, ALLTEL paid $64.6 million to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months after the closing date.  On February 28, 2003, the Company also acquired the remaining ownership interest in wireless properties, representing approximately 355,000 POPs in two Michigan RSAs for $60.0 million in cash.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties.  Through the completion of these transactions, ALLTEL added approximately 141,000 customers.  (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding these acquisitions.)

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications, Inc. (“Verizon”) for $1.93 billion in cash.  The acquired wireline properties overlapped ALLTEL’s existing wireless service in northeastern Kentucky.  On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  Through the completion of this transaction, ALLTEL added properties representing approximately 8.3 million POPs, acquired approximately 762,000 customers, and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs, and Personal Communications Services (“PCS”) licenses covering 1.3 million POPs in Wisconsin and Iowa.  The accounts and results of operations of the acquired wireless and wireline properties are included in the accompanying consolidated financial statements from the dates of acquisition.

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

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  ALLTEL is subject to asset retirement obligations associated with its cell site and switch site operating leases, which are subject to the provisions of SFAS No. 143.  Cell site and switch site lease agreements frequently contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation.  The Company has concluded that the fair value of these obligations cannot be reasonably estimated at this time, because neither the settlement date of the asset retirement obligation nor the probability of enforcement of the remediation clauses is currently determinable.  The Company has insufficient historical data to determine reasonably the extent to which the remediation terms of the lease would be enforced.  In addition, ALLTEL is unable to estimate a potential range of settlement dates because of its intent and right to renew site leases after the initial lease expiration.  ALLTEL will record a liability for the asset retirement obligation associated with the Company’s cell site and switch site leases if and when ALLTEL can determine a reasonable estimate of fair value.  In addition to cell site and switch site operating leases, the Company also has leases for office and retail locations that are subject to the provisions of SFAS No. 143.  The adoption of SFAS No. 143 related to the leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position or cash flows as of or for the three and six months ended June 30, 2003.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the six months ended June 30, 2003.  The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the three and six months ended June 30, 2003.

Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for all new arrangements entered into on or after that date.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  Upon adoption, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service.  The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated results of operations for the three and six months ended June 30, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2003	2002	2003	2002
Revenues and sales:
Service revenues	$1,797.5	$1,524.3	$3,514.0	$3,003.2
Product sales	212.7	174.7	402.0	318.7
Total revenues and sales	2,010.2	1,699.0	3,916.0	3,321.9
Costs and expenses:
Cost of services	541.4	490.3	1,068.8	940.6
Cost of products sold	271.3	224.3	509.0	433.0
Selling, general, administrative and other	396.7	319.6	767.8	615.2
Depreciation and amortization	310.7	257.8	614.2	505.3
Integration expenses and other charges	19.0	9.0	19.0	51.9
Total costs and expenses	1,539.1	1,301.0	2,978.8	2,546.0
Operating income	471.1	398.0	937.2	775.9
Non-operating income (expense), net	(1.0)	0.6	(0.9)	(4.6)
Interest expense	(93.2)	(77.5)	(196.6)	(138.4)
Write-down of investments and other	(13.1)	(13.7)	(13.1)	(13.7)
Income from continuing operations before income taxes	363.8	307.4	726.6	619.2
Income taxes	139.6	115.4	274.8	232.3
Income from continuing operations	224.2	192.0	451.8	386.9
Income from discontinued operations, net of income taxes	323.9	24.2	361.0	43.1
Cumulative effect of accounting change, net of income taxes	—	—	15.6	—
Net income	$548.1	$216.2	$828.4	$430.0
Basic earnings per share:
Income from continuing operations	$.72	$.62	$1.45	$1.24
Income from discontinued operations	1.04	.08	1.16	.14
Cumulative effect of accounting change	—	—	.05	—
Net income	$1.76	$.70	$2.66	$1.38
Diluted earnings per share:
Income from continuing operations	$.72	$.61	$1.45	$1.24
Income from discontinued operations	1.03	.08	1.15	.14
Cumulative effect of accounting change	—	—	.05	—
Net income	$1.75	$.69	$2.65	$1.38

Revenues and sales increased 18 percent, or $311.2 million and $594.1 million, and service revenues increased $273.2 million, or 18 percent, and $510.8 million, or 17 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The increases in service revenues in both 2003 periods reflected growth in ALLTEL’s communications customer base resulting primarily from acquisitions and the corresponding increase in access revenues.  The acquisitions of wireless properties from CenturyTel, Cellular XL and in Michigan and Wisconsin, along with the wireline properties acquired from Verizon, accounted for $232.4 million and $436.3 million of the overall increases in service revenues and $241.3 million and $452.4 million of the overall increases in total revenues and sales in the three and six month periods ended June 30, 2003, respectively.  In addition to the effects of the acquisitions, service revenues for both 2003 periods also reflected growth in wireless access revenues resulting from nonacquisition-related customer growth, increased sales of ALLTEL's higher-yield national rate plans and improvements in postpaid customer churn. Growth in the Company’s Internet and long-distance operations and increased revenues derived from wireless data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail and communications equipment protection plans also contributed to the increase in services revenues in both 2003 periods.  The increases in service revenues attributable to acquisitions, growth in wireless data and enhanced communication services, Internet and long-distance services were partially offset by lower wireless retail roaming revenues compared to 2002 and the loss of wireline access lines due, in part, to broadband and wireless substitution.

Product sales increased $38.0 million, or 22 percent, and $83.3 million, or 26 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The increases in product sales in both 2003 periods primarily resulted from higher retail prices realized on the sale of wireless handsets and accessories driven by growth in gross customer additions and increased retention efforts by the Company.  The wireless and wireline acquisitions discussed above accounted for approximately $8.9 million and $16.1 million of the overall increases in product sales in the three and six month periods of 2003, respectively.  Product sales also reflected increased sales of telecommunications and data products to non-affiliates of $12.8 million and $28.7 million in the three and six month periods of 2003, respectively, primarily reflecting increased sales of wireless handsets to retailers and other distributors.  These increases were partially offset by decreases in directory publishing and telecommunications information services revenues.

Cost of services increased $51.1 million, or 10 percent, and $128.2 million, or 14 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The wireless and wireline property acquisitions accounted for approximately $74.0 million and $147.3 million of the overall increases in cost of services in the three and six month periods of 2003, respectively.  In addition to the effects of the acquisitions, cost of services for both 2003 periods also reflected increases in network-related costs for the wireless operations resulting from increased customer usage.  The increases in cost of services attributable to acquisitions and increased wireless network-related costs were partially offset by reductions in bad debt expense.  Losses sustained from bad debts decreased $36.7 million and $38.1 million in the three and six month periods of 2003, respectively, primarily reflecting the Company’s continued efforts to monitor its customer credit policies, evaluate minimum deposit requirements for high-credit risk customers and improve collection practices by adding new technologies and proactively managing the efforts of its collection agencies.

Cost of products sold increased $47.0 million, or 21 percent, and $76.0 million, or 18 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The increases in cost of products sold in both 2003 periods were consistent with the growth in wireless customer activations and the Company’s continued retention efforts.  In addition, the wireless and wireline property acquisitions accounted for $16.2 million and $30.2 million of the overall increases in cost of products sold in the three and six month periods of 2003, respectively.

Selling, general, administrative and other expenses increased $77.1 million, or 24 percent, and $152.6 million, or 25 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The wireless and wireline property acquisitions accounted for approximately $48.6 million and $89.5 million of the overall increases in selling, general, administrative and other expenses in the three and six month periods of 2003, respectively.  Increases in advertising costs, primarily related to a new branding campaign, also contributed to the increases in selling, general, administrative and other expenses for both 2003 periods.  In addition to the effects of the acquisitions and increased advertising costs, the increase in the six month period of 2003 also reflected increased wireless general and administrative expenses primarily as a result of additional costs incurred to complete, for various pre-2003 acquisitions, the conversion of these operations to the Company’s billing and operational support systems.

Depreciation and amortization expense increased $52.9 million, or 21 percent, and $108.9 million, or 22 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The wireless and wireline property acquisitions accounted for approximately $38.7 million and $74.3 million of the overall increases in depreciation and amortization expense in the three and six month periods of 2003, respectively.  In addition to the effects of the acquisitions, depreciation and amortization expense increased $14.2 million and $34.6 million in the three and six month periods of 2003, respectively, primarily as a result of growth in communications plant in service.

Operating income increased $73.1 million, or 18 percent, and $161.3 million, or 21 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The wireless and wireline property acquisitions accounted for approximately $63.8 million and $111.1 million of the overall increases in operating income in the three and six month periods of 2003, respectively.  Operating income for the three and six months ended June 30, 2003 and 2002 also included the effects of integration expenses and other charges, as further discussed below.

Integration Expenses and Other Charges

Set forth below is a summary of the integration expenses and other charges recorded for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$6.3	$—	$6.3	$13.4
Lease and contract termination costs	(0.5)	—	(0.5)	12.4
Write-down of cell site equipment	—	—	—	7.1
Write-down of software development costs	13.2	—	13.2	4.4
Computer system conversion and other integration costs	—	9.0	—	12.4
Equipment removal and other disposal costs	—	—	—	2.2
Total integration expenses and other charges	$19.0	$9.0	$19.0	$51.9

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of June 30, 2003, the Company had paid $5.4 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

During the first two quarters of 2002, ALLTEL incurred expenses related to its pending acquisitions of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel.  These expenses included internal payroll and employee benefit costs, contracted services, branding and other computer programming costs incurred in connection with expanding ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon’s customer billing and operations support systems to ALLTEL’s internal systems.

During the evaluation of its existing Competitive Local Exchange Carrier (“CLEC”) operations in 2001, ALLTEL determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share.  Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL’s CLEC access lines.  In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers.  In the first quarter of 2002, the Company also consolidated its call center and retail store operations.  In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  During the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets and consisted of $2.0 million in lease termination costs and $0.5 million in severance and employee benefit costs.  As of June 30, 2003, the Company had paid $11.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The $12.4 million of lease and contract termination costs consisted of $5.0 million representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company has abandoned, net of anticipated sublease income.  The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers.  The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999.  The additional charge reflected a reduction in expected sublease income primarily attributable to softening demand in the commercial real estate market and the bankruptcy filings by two sublessees.  Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

During the first quarter of 2002, the Company also recorded the final write-down to fair value of the carrying value of certain cell site equipment.  In conjunction with a product replacement program initiated by a vendor in 2001, the Company exchanged certain used cell site equipment for new equipment.  The exchange of cell site equipment began during the third quarter of 2001 and continued through the first quarter of 2002.  As the equipment exchanges were completed, the Company recorded write-downs to fair value of the carrying value of the used cell site equipment.

During the third quarter of 2002, the Company recorded a restructuring charge of $4.1 million consisting of severance and employee benefit costs of $1.9 million related to a planned workforce reduction and $2.2 million of lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999).  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening demand in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of June 30, 2003, the Company had paid $1.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

At June 30, 2003, the unpaid liability related to ALLTEL’s integration and restructuring activities was $9.9 million, consisting of severance and employee-related expenses of $4.6 million and lease cancellation costs of $5.3 million.  Cash outlays for the remaining unpaid liability are to be paid over the next 12 to 48 months out of operating cash flows.

Non-Operating Income (Expense), Net

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions)	2003	2002	2003	2002
Equity earnings in unconsolidated partnerships	$16.7	$13.8	$34.2	$22.4
Minority interest in consolidated partnerships	(21.4)	(18.7)	(39.2)	(33.7)
Other income, net	3.7	5.5	4.1	6.7
Non-operating income (expense), net	$(1.0)	$0.6	$(0.9)	$(4.6)

As indicated in the table above, non-operating expense, net increased $1.6 million, or 267 percent, and decreased $3.7 million, or 80 percent, in the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002.  Equity earnings in unconsolidated partnerships in the three and six month periods of 2003 included $7.7 million and $12.4 million, respectively, of additional income resulting from the acquisition of certain minority partnership interests from CenturyTel, as previously discussed.  These increases were partially offset by the 2003 acquisitions of the remaining ownership interest in wireless properties in Michigan and Wisconsin, in which the Company previously held a minority ownership interest.  Minority interest expense for the three and six month periods of 2003 included $2.2 million and $3.3 million, respectively, of additional expense resulting from the acquisition of certain non-wholly owned partnership interests from CenturyTel.  In addition to the effects of the CenturyTel acquisition, minority interest expense for the six month period of 2003 also reflected improved earnings in ALLTEL’s majority-owned wireless operations.  Other income, net for both 2003 periods included additional dividend income of $2.4 million earned on the Company’s investment in Fidelity National common stock.  Conversely, other income, net for both 2002 periods included additional interest income of $4.3 million from investing the cash proceeds from ALLTEL’s 2002 equity unit and long-term debt offerings, as further discussed below.

During the second quarter of 2002, to finance the cost of its acquisition of wireline properties in Kentucky and wireless properties from CenturyTel completed in the third quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion.  The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005.  ALLTEL will make quarterly contract adjustment payments to the holders at the rate of 1.50 percent of the stated amount per year.  The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL’s common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit.  The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent and mature on May 17, 2007.  In June 2002, the Company also issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032.  Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses.  The net proceeds from the issuance of the equity units and debt securities of $2.81 billion were invested until completion of the acquisitions and were included in cash and short-term investments as of June 30, 2002.

Interest Expense

Interest expense increased $15.7 million, or 20 percent, and $58.2 million, or 42 percent, in the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The increases in both 2003 periods primarily reflected the additional interest expense resulting from ALLTEL’s equity unit and long-term debt offerings discussed above.  The increases were partially offset by the repayment of $565.6 million of long-term debt during the second quarter of 2003, primarily consisting of $310.0 million of borrowings outstanding under ALLTEL’s commercial paper program and $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The repayment of long-term debt was funded primarily from the cash proceeds received from the sale of the financial services division to Fidelity National previously discussed.

Write-down of Investments and Other

In the second quarter of 2003, ALLTEL recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  As previously discussed, during the second quarter of 2003, the Company retired, prior to stated maturity dates, $249.1 million of long-term debt, representing all of the debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  In connection with the early retirement of this debt, the Company incurred pretax termination fees of $7.1 million.

In the second quarter of 2002, ALLTEL recorded a pretax write-down of $12.5 million on its investment in Hughes Tele.com Limited (“HTCL”), a public company and provider of communications services in India.  The write-down was recorded in connection with HTCL’s agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL’s common stock.  In addition, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL’s investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.

Income Taxes

Income tax expense increased $24.2 million, or 21 percent, and $42.5 million, or 18 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The increases in income tax expense in both periods of 2003 were consistent with the overall growth in the Company’s earnings from continuing operations.

Average Common Shares Outstanding

The average number of common shares outstanding increased slightly in the three and six month periods ended June 30, 2003, compared to the same periods of 2002.  The increases primarily reflected additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

Discontinued Operations

As previously discussed, as a result of the April 1, 2003 sale of the financial services division to Fidelity National and the January 2003 termination of ALLTEL’s business venture with Bradford & Bingley Group, the Company’s financial services operations have been reflected as discontinued operations in ALLTEL’s interim consolidated financial statements.  The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Revenues and sales	$—	$225.4	$210.3	$435.4
Operating expenses	—	187.3	148.1	367.2
Operating income	—	38.1	62.2	68.2
Minority interest in consolidated partnerships	—	1.0	—	1.8
Other income (expense), net	—	1.4	(0.1)	2.1
Gain on sale of discontinued operations	555.1	—	555.1	—
Pretax income from discontinued operations	555.1	40.5	617.2	72.1
Income tax expense	231.2	16.3	256.2	29.0
Income from discontinued operations	$323.9	$24.2	$361.0	$43.1

See Note 11 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except customers in thousands)	2003	2002	2003	2002
Revenues and sales:
Service revenues	$1,127.6	$965.6	$2,174.6	$1,880.3
Product sales	67.8	37.1	128.6	66.5
Total revenues and sales	1,195.4	1,002.7	2,303.2	1,946.8
Costs and expenses:
Cost of services	316.9	297.0	624.4	565.3
Cost of products sold	141.2	103.5	263.7	213.3
Selling, general, administrative and other	309.9	240.3	590.6	454.9
Depreciation and amortization	165.4	137.6	326.5	268.8
Total costs and expenses	933.4	778.4	1,805.2	1,502.3
Segment income	$262.0	$224.3	$498.0	$444.5
Customers	7,872.3	6,843.4	—	—
Gross customer additions (a)	686.1	558.9	1,454.1	1,127.7
Net customer additions (a)	111.4	80.2	270.6	160.5
Market penetration	13.1%	13.4%	—	—
Postpaid customer churn	2.03%	2.19%	2.10%	2.25%
Total churn	2.45%	2.35%	2.55%	2.39%
Average revenue per customer per month	$48.01	$47.30	$46.82	$46.44
Cost to acquire a new customer (b)	$322	$321	$303	$318

Notes:

  (a)   Excludes reseller customers for all periods presented.

  (b)   Cost to acquire a new customer is calculated by dividing the sum of sales and marketing expenses and net equipment subsidies (included within “Selling, general, administrative and other” and “Cost of products sold”, respectively, as reported above), by the number of internal gross customer additions in the period.

The total number of wireless customers served by ALLTEL increased by over 1.0 million customers, or 15 percent, during the twelve month period ended June 30, 2003, primarily resulting from wireless property acquisitions.  As previously discussed, on August 1, 2002, the Company completed the purchase of substantially all of the wireless assets of CenturyTel.  In addition, on February 28, 2003, the Company completed the purchase of wireless properties in Michigan and Mississippi, and on April 1, 2003, the Company completed the purchase of a wireless property in Wisconsin.  These acquisitions accounted for approximately 903,000 of the overall increase in wireless customers that occurred during the foregoing twelve month period ended June 30, 2003.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) decreased slightly to 13.1 percent as of June 30, 2003, primarily because of lower penetration levels in the markets acquired from CenturyTel.

Excluding the effects of the acquisitions, net customer additions were approximately 81,000 and 129,000 for the three and six month periods ended June 30, 2003, respectively, compared to approximately 80,000 and 160,000 for the corresponding periods in 2002.  Heightened competition and increased penetration levels continued to affect customer growth rates in the wireless industry during the first six months of 2003.  The level of customer growth during the balance of 2003 will be dependent upon the Company’s ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market.  The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phones lines and services to existing customers and pursuing strategic acquisitions.

The Company continues to focus its efforts on lowering postpaid customer churn (average monthly rate of customer disconnects).  During the second quarter of 2003, the Company launched a new advertising campaign focused on ALLTEL’s commitment to improve overall service quality to its customers.  To improve customer retention, the Company offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to digital handsets.  The Company also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  Postpaid customer churn decreased in both the three month and the six month periods ended June 30, 2003, compared to the same periods of 2002, and primarily resulted from lower disconnects among the Company’s national rate plan customers, fewer involuntary disconnects and the effects of the new advertising campaign.  Total churn increased in both 2003 periods primarily resulting from an increase in the actual number of prepaid customer disconnects during the three and six month periods ended June 30, 2003, as compared to the same periods in 2002.

Wireless revenues and sales increased $192.7 million, or 19 percent, and $356.4 million, or 18 percent, for the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002.  Service revenues increased $162.0 million, or 17 percent, and $294.3 million, or 16 percent, and product sales revenues increased $30.7 million, or 83 percent, and $62.1 million, or 93 percent, in the three and six month periods ended June 30, 2003, respectively, when compared to the same periods of 2002.

Service revenues increased in both 2003 periods primarily resulting from growth in ALLTEL’s customer base mainly attributable to wireless property acquisitions and the resulting increases in access revenues.  The acquisitions of wireless properties in Michigan, Mississippi, Wisconsin and from CenturyTel accounted for approximately $125.8 million and $222.3 million of the overall increases in service revenues for the three and six month periods ended June 30, 2003, respectively.  In addition to the effects of the acquisitions, access revenues increased $42.7 million and $96.3 million in the three and six month periods of 2003, respectively, primarily because of nonacquisition-related customer growth, increased sales of the Company’s higher-yield Total and National Freedom rate plans and improvements in postpaid customer churn rates.  Service revenues in both 2003 periods also reflected increases in revenues earned from data messaging services and from the sale of enhanced services, including call waiting, call forwarding, voicemail and equipment protection plans.  Revenues from data and enhanced services increased $10.5 million and $21.0 million in the three and six month periods ended June 30, 2003, respectively, reflecting increased demand for these service offerings.

Service revenue growth in the three and six month periods ended June 30, 2003 attributable to customer growth, acquisitions, increased access revenues and additional revenues earned from data and enhanced services was partially offset by lower retail roaming revenues of $33.8 million and $62.0 million, respectively.  The decrease in retail roaming revenues primarily reflected the expansion of local, regional and national calling areas and a decrease in wholesale roaming rates.

Average revenue per customer per month in the three and six month periods ended June 30, 2003 increased compared to the corresponding periods of 2002 primarily resulting from the increased sales of the Company’s higher-yield Total and National Freedom rate plans, partially offset by decreased wholesale roaming rates and slightly dilutive effects of migrating the acquired CenturyTel markets to ALLTEL’s roaming rate structure.  Growth in service revenues and average revenue per customer per month during 2003 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling data and additional enhanced services.

The increases in product sales in both 2003 periods primarily resulted from higher retail prices, growth in gross customer additions and increased retention efforts by the Company focused on migrating existing wireless customers to new digital technologies.  In addition, the acquisitions of wireless properties discussed above accounted for approximately $7.2 million and $11.6 million of the overall increases in product sales in the three and six month periods ended June 30, 2003, respectively.

Cost of services increased $19.9 million and $59.1 million, or 7 percent and 10 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002.  The wireless property acquisitions accounted for $35.9 million and $69.6 million of the overall increases in cost of services in the three and six month periods ended June 30, 2003, respectively.  In addition to the effects of the acquisitions, cost of services reflected increases in network-related costs of $9.4 million and $23.5 million in the three and six months ended June 30, 2003, respectively, primarily as a result of increased network traffic from customer growth and expansion of calling areas.  The increases in cost of services in both 2003 periods attributable to acquisitions and increased network-related costs were partially offset by decreases in bad debt expense.  Compared to the same periods of 2002, bad debt expense decreased $23.0 million and $32.8 million in the three and six month periods ended June 30, 2003, respectively.  The reductions in bad debt expense in both 2003 periods primarily resulted from the Company’s continued efforts to reduce losses sustained from bad debts by monitoring its customer credit policies, evaluating minimum deposit requirements for high-credit risk customers, and improving collection practices by adding new technologies and proactively managing the efforts of the Company’s collection agencies.

Cost of products sold increased $37.7 million and $50.4 million, or 36 percent and 24 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisitions of wireless properties accounted for approximately $14.7 million and $26.4 million of the overall increases in cost of products sold in the three and six month periods ended June 30, 2003, respectively.  In addition to the effects of the acquisitions, cost of products sold increased in both 2003 periods primarily as a result of growth in gross customer activations, the selling of higher-priced digital phones and the Company’s continuing efforts to migrate customers from analog to digital equipment as part of ALLTEL’s customer retention efforts.

Selling, general, administrative and other expenses increased $69.6 million and $135.7 million, or 29 percent and 30 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisitions of wireless properties accounted for approximately $38.0 million and $67.4 million of the overall increases in selling, general, administrative and other expenses in the three and six month periods ended June 30, 2003, respectively.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for the six month period of 2003 also reflected increased general and administrative expenses of $26.9 million.  The increase in general and administrative expenses primarily resulted from additional costs incurred to complete, for various pre-2003 acquisitions, the conversion of these operations to ALLTEL’s billing and operational support systems.  Advertising costs also increased $6.5 million and $10.6 million in the three and six month periods ended June 30, 2003, respectively, primarily due to increased promotional activities, including the launch of a new advertising campaign, as previously discussed.

Depreciation and amortization expense increased $27.8 million and $57.7 million, or 20 percent and 21 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisitions of wireless properties accounted for approximately $14.4 million and $26.1 million of the overall increases in depreciation and amortization expense in the three and six month periods ended June 30, 2003, respectively.  In addition to the effects of the acquisitions, depreciation and amortization expense increased in both 2003 periods primarily as a result of growth in wireless plant in service consistent with the Company’s plans to expand and upgrade its network facilities.

Primarily as a result of growth in revenues and sales as discussed above, wireless segment income increased $37.7 million and $53.5 million, or 17 percent and 12 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisitions of wireless properties accounted for approximately $30.0 million and $44.4 million of the overall increases in wireless segment income in the three and six month periods ended June 30, 2003, respectively.

Cost to acquire a new customer is used to measure the average cost of adding a new customer and represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  Cost to acquire a new customer in the three month period ended June 30, 2003 remained basically unchanged compared to the same period in 2002.  The decrease in the cost to acquire a new customer in the six month period ended June 30, 2003 primarily reflected reduced subsidies on the sale of wireless handsets to new customers, partially offset by the increase in advertising costs previously discussed.  The improved margins on the sale of wireless handsets primarily reflected increased retail prices associated with the selling of higher-priced digital phones and the effects of increased vendor rebates and purchase volume discounts received by ALLTEL.

Set forth below is a summary of the integration expenses and other charges related to the wireless operations that were not included in the determination of segment income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$1.3	$—	$1.3	$6.2
Lease and contract termination costs	—	—	—	5.5
Write-down of cell site equipment	—	—	—	7.1
Write-down of software development costs	7.6	—	7.6	0.3
Computer system conversion and other integration costs	—	1.9	—	1.9
Total integration expenses and other charges	$8.9	$1.9	$8.9	$21.0

Regulatory Matters-Wireless Operations

The Company is subject to regulation by the FCC as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers.  Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers, although a FCC decision noted that wireless operators are not precluded from billing these access charges.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  Individual wireless carriers have filed a number of petitions with the FCC seeking determinations as to the type and amount of compensation due to and from local exchange carriers and/or interexchange carriers for the termination of traffic.  Further, various wireline companies have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from and pays compensation to other carriers as well as its wireless customers.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

Under rules established by the FCC, Cellular Radiotelephone Service (“CRS”) and PCS providers were required, as of November 24, 2002, to participate in a nationwide number conservation program known as thousand block number pooling in accordance with roll-out schedules established by the FCC.  These providers must modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.  Number pooling is an FCC-mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.  In a decision released June 18, 2003, the FCC affirmed that all carriers must participate in the nationwide pooling roll-out.  The FCC exempted small and rural Commercial Mobile Radio Services (“CMRS”) and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier.

FCC rules also require that CMRS providers implement wireless local number portability, to permit customers to retain their existing telephone number when moving from one telecommunications carrier to another.  On July 26, 2002, the FCC extended the date for compliance with the FCC requirements for wireless local number portability by one year to November 24, 2003.  The FCC, on June 18, 2003, released the rules governing the number of Metropolitan Statistical Areas (“MSAs”) in which wireless local number portability must be deployed, as well as the process for triggering a carrier’s obligation to provide wireless local number portability in markets both within those MSAs and otherwise.  The FCC retained the requirement that carriers implement wireless local number portability based upon the specific request of another carrier and gave the state public service commissions authority to require CMRS carriers to implement wireless local number portability in any market within the top 100 MSAs in which they provide service and for which a request was not received from a competing carrier.

On June 6, 2003, the U.S. Court of Appeals for the District of Columbia Circuit (the “Court”) ruled on the appeal of the FCC’s decision denying Verizon Wireless’ petition seeking forbearance of the CMRS carriers’ obligation to provide wireless number portability.  The Court found that the FCC’s refusal to forbear was reasonable inasmuch as wireless number portability was useful and necessary to further the public interest under Section 10 of the Communications Act of 1934.  The Court, however, did not rule on whether the FCC was empowered by Congress to require wireless local number portability, finding that challenge to the FCC’s authority was not properly placed before the Court.  Since the Court’s decision, numerous petitions have been filed with the FCC seeking guidance on the terms and conditions under which carriers will implement wireless local number portability, as well as questioning the FCC’s underlying authority to require implementation, and further appeals of the wireless local number portability mandate are likely.  Although the current implementation date of November 24, 2003 remains in effect, the Company at this time cannot fully quantify the effects on its communications operations of implementing wireless local number portability.  ALLTEL believes these requirements would result in a significant increase in both its operating costs and customer churn rates.

In addition, wireless service carriers must also provide enhanced 911 emergency service (“E-911”) in a two-phased approach.  In phase one, carriers must, within six months of receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  A phase one enabled PSAP is generally one that is capable of receiving and utilizing the number and location data transmitted by the carrier.  ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs.  Due to the status of the PSAPs, as well as other technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.  In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine for originated calls the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls. The phase two requirements were set to begin by October 1, 2001, but, due to technology unavailability and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier.  On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology that began on March 1, 2003.  ALI capability will permit immediate identification of the caller’s location by PSAPs.  Under the FCC order, the Company, which has chosen to employ handset-based ALI technology,  (1) is selling and activating ALI-capable handsets; (2) is ensuring that at least 25 percent of all new handsets activated are ALI-capable; (3) will ensure that at least 50 percent of all new handsets activated are ALI-capable no later than November 30, 2003; (4) will ensure that 100 percent of its digital handsets activated are ALI-capable by May 31, 2004; and (5) will ensure that penetration of ALI-capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI-capable handsets in June 2002 and has complied with the handset deployment thresholds under the FCC’s order.  ALLTEL fully expects to comply with the remaining requirements.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when fully implemented, could result in a significant increase in its operating costs.

On April 14, 2003, the Company filed petitions with the FCC seeking status as an Eligible Telecommunications Carrier (“ETC”) in the states of Alabama and Virginia in order to obtain high cost loop support for both rural and non-rural areas from the federal Universal Service Fund (“USF”).  Various carriers and associations have submitted comments to the FCC on these applications both in support and opposition to ALLTEL’s requested ETC status.  Additional filings with the FCC for the states of Florida, Georgia and North Carolina are expected to be made shortly.  Further, ALLTEL is currently pursuing ETC designation by the state commission in eight other states in which the Company provides wireless service, and anticipates filing in other states very soon.  Although status as an ETC would qualify the Company for USF funds, any resulting subsidies would likely not be received by ALLTEL until the beginning of 2004.  The FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

Communications-Wireline Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, access lines in thousands)	2003	2002	2003	2002
Revenues and sales:
Local service	$284.3	$231.7	$570.2	$462.8
Network access and long-distance	261.5	214.5	523.7	431.9
Miscellaneous	60.4	51.0	121.2	101.6
Total revenues and sales	606.2	497.2	1,215.1	996.3
Costs and expenses:
Cost of services	185.5	157.0	367.6	298.3
Cost of products sold	6.3	5.7	14.2	11.0
Selling, general, administrative and other	64.2	56.9	130.4	116.0
Depreciation and amortization	133.4	107.1	263.3	210.4
Total costs and expenses	389.4	326.7	775.5	635.7
Segment income	$216.8	$170.5	$439.6	$360.6
Access lines in service	3,133.7	2,611.9	—	—

Wireline operations consist of the Company’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations.  Wireline revenues and sales increased 22 percent, in both the three and six month periods ended June 30, 2003, or $109.0 million and $218.8 million, respectively, compared to the same periods in 2002.  As previously discussed, on August 1, 2002, the Company completed the purchase from Verizon of wireline properties in Kentucky.  This acquisition accounted for approximately 589,000 of the overall increase in wireline customers that occurred during the twelve months ended June 30, 2003.  Excluding the effects of the acquisition, customer access lines decreased approximately 3 percent during the twelve months ended June 30, 2003, reflecting declines in both primary and second access lines and ALLTEL’s decision to exit CLEC markets in seven states, as previously discussed.  The Company lost approximately 26,000 and 33,000 access lines during the three and six months period ended June 30, 2003, respectively.  The declines in access lines in both 2003 periods reflected seasonally higher disconnects and the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects access line growth in 2003 to continue to be affected by wireless and broadband substitution.

To maintain revenue growth in 2003, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services (digital subscriber line or “DSL”).  Deployment of DSL service is an important strategic initiative for ALLTEL.  Currently, DSL service is available to approximately 1.8 million of the Company’s wireline customers.  During the twelve month period ended June 30, 2003, the number of DSL customers nearly tripled to approximately 105,000 customers.  The growth in the Company’s DSL customers significantly outpaced the rate of decline in customer access lines discussed above.

Local service revenues increased 23 percent, in both the three and six months ended June 30, 2003, or $52.6 million and $107.4 million, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $53.0 million and $106.7 million of the overall increases in local service revenues in the three and six months ended June 30, 2003, respectively.  In addition to the effects of the acquisition, local service revenues in both 2003 periods also reflected growth in revenues derived from the sales of enhanced products and services, reflecting increased demand for these services.  Revenues from these enhanced services increased $2.3 million and $4.9 million in the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002.

Network access and long-distance revenues increased $47.0 million, or 22 percent, and $91.8 million, or 21 percent, in the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $47.8 million and $95.4 million of the overall increases in network access and long-distance revenues in the three and six months ended June 30, 2003, respectively.  In addition to the effects of the acquisition, network access and long-distance revenues in 2003 also reflected growth in revenues from data services of $3.4 million and $5.7 million in the three and six months ended June 30, 2003, respectively, reflecting increased demand for these services.  The increases in network access and long-distance revenues attributable to the acquisition and growth in data services were partially offset by reductions in intrastate network access usage and toll revenues, which decreased $4.9 million and $10.9 million in the three and six months ended June 30, 2003, respectively, consistent with the overall decline in primary and second access lines discussed above.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and revenues derived from Internet services.  Miscellaneous revenues increased $9.4 million, or 18 percent, and $19.6 million, or 19 percent, in the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $7.5 million and $16.4 million of the overall increases in miscellaneous revenues in the three and six months ended June 30, 2003, respectively.  In addition to the effects of the acquisition, miscellaneous revenues in 2003 also reflected growth in Internet services, which increased $2.8 million and $5.2 million in the three and six months ended June 30, 2003, respectively, primarily due to customer growth.

Cost of services increased $28.5 million, or 18 percent, and $69.3 million, or 23 percent, in the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $38.1 million and $77.7 million of the overall increases in cost of services in the three and six months ended June 30, 2003, respectively.  Included in cost of services for the acquired wireline properties in Kentucky were $6.0 million of additional maintenance costs incurred during the first quarter of 2003 to repair damage caused by severe winter storms.  Cost of services for both the three and six months ended June 30, 2003 also included incremental expenses associated with a strike that began in early June by approximately 400 employees in Kentucky who are represented by the Communications Workers of America. Such incremental expenses were not significant to the operating results of the wireline segment during the second quarter of 2003; however, future operating results could be adversely affected by strike-related costs if the labor dispute is not resolved. Cost of services for both the three and six months ended June 30, 2002 included a $10.9 million write-down of receivables due to an interexchange carrier’s bankruptcy filing.

Compared to the same periods of 2002, cost of products sold increased slightly in the three month period and increased $3.2 million, or 29 percent, in the six month period ended June 30, 2003.  The acquisition of wireline properties in Kentucky accounted for $3.8 million of the overall increase in cost of products sold in the six month period of 2003.  Selling, general, administrative and other expenses increased $7.3 million, or 13 percent, and $14.4 million, or 12 percent, in the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $10.6 million and $22.1 million of the overall increases in selling, general, administrative and other expenses in the three and six month periods of 2003, respectively.  The increases attributable to the acquisition were partially offset by reductions in data processing charges, which decreased $4.5 million and $8.8 million in the three and six months ended June 30, 2003, respectively.  Depreciation and amortization expense increased 25 percent, in both the three and six months ended June 30, 2003, or $26.3 million and $52.9 million, respectively.  Depreciation expense increased in both periods of 2003 due to growth in wireline plant in service and additional depreciation attributable to the acquisition of wireline properties in Kentucky.  The acquisition accounted for $24.3 million and $48.2 million of the overall increases in depreciation and amortization expense in the three and six months ended June 30, 2003, respectively.

Wireline segment income increased $46.3 million, or 27 percent, and $79.0 million, or 22 percent, in the three and six months ended June 30, 2003, respectively, compared to the same periods of 2002.  The increases in wireline segment income in both 2003 periods reflected growth in wireline revenues and sales noted above primarily attributable to the acquisition of wireline properties in Kentucky.  This acquisition accounted for $33.8 million and $66.7 million of the overall increases in segment income in the three and six month periods of 2003, respectively.

Set forth below is a summary of the integration expenses and other charges related to the wireline operations that were not included in the determination of segment income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$7.0	$—	$7.0	$7.0
Lease and contract termination costs	—	—	—	4.1
Write-down of software development costs	1.8	—	1.8	4.1
Computer system conversion and other integration costs	—	7.1	—	10.5
Equipment removal and other disposal costs	—	—	—	2.2
Total integration expenses and other charges	$8.8	$7.1	$8.8	$27.9

Regulatory Matters - Wireline Operations

Except for the Kentucky properties acquired from Verizon and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  The Company periodically reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  ALLTEL’s ILEC operations have begun to experience some competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through June 30, 2003, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the future.  If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations.  The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $151.6 million as of June 30, 2003.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.  Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which the Company’s ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions.  The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate.  The Nebraska ILEC properties and the recently acquired Kentucky properties operate under interstate price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of price cap regulation associated with its Nebraska ILEC properties and, in the same order, the FCC granted ALLTEL a waiver with respect to the Kentucky properties.  Both waivers will remain in effect until the FCC completes its pending review to either modify or eliminate the “all-or-nothing” rule.  The “all-or-nothing” rule was originally intended to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.

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

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years.  At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.  On December 13, 2002, the FCC released its interim USF contribution report and order and further notice of proposed rulemaking.  Under this ruling, the method for providing federal USF contributions changed from the historical interstate revenue-based arrangement to contributions based on projected revenues.  In addition, on April 1, 2003, the USF line item on the customer bill was adjusted to reflect only the USF contribution obligation of the carrier.  In the further notice of proposed rulemaking, the FCC has indicated it continues to consider adopting a permanent plan for USF contributions and assessment methodology.  Three “connections-based” proposals have been offered as long-term replacements in addition to the continuation of a revenue-based assessment methodology.  The proposed connection-based methods would establish a universal service charge based either on the number of customer connections, the capacity and nature of the connection, or on working telephone numbers.  The interim universal service changes have not had a material adverse effect on the Company’s wireline operations.

On November 8, 2002, the FCC requested that the Federal/State Joint Board on Universal Service (the “Joint Board”) review certain of the FCC’s rules relating to the high-cost universal support mechanism and the process by which carriers are designated ETCs.  On February 7, 2003, the Joint Board sought comment on these matters, but has yet to issue a recommended decision.  At this time, ALLTEL cannot estimate what impact, if any, this proceeding may have on its universal service funding.

On July 10, 2002, the Joint Board recommended that the FCC not modify the existing list of services supported by universal service.  On July 10, 2003, the FCC adopted the Joint Board’s recommendation to retain the existing list of services supported by universal service.  The FCC decided to consider whether equal access should be included in the list of USF supported services as part of the high-cost universal service support and ETC designation proceeding pending before the Joint Board.

In October 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues.  The order lowered traffic sensitive switched access rates, increased the subscriber line charge (“SLC”) over time to bring it in line with SLCs adopted for price cap carriers, phased out carrier common line charges in favor of a new portable “Interstate Common Line Support” universal service mechanism, and retained the authorized 11.25 percent rate of return.  The residential and single-line business SLC cap phase-in began on January 1, 2002.  The final scheduled increase occurred on July 1, 2003.  The Company does not expect that this order will have a material adverse effect on its consolidated financial results during 2003.

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC’s policies on unbundled network elements (“UNEs”) including UNE-P.  UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate.  The rulemaking asks whether the FCC should retain, modify, or eliminate its existing definitions and requirements for unbundled network elements.  On February 20, 2003, and in response to the remand of the United States Court of Appeals for the District of Columbia circuit, the FCC indicated it was adopting new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  The FCC’s order has not been publicly released, therefore, the details of the new rules are not yet known.  Generally, the FCC indicated it would maintain the obligations of ILECs to unbundle their circuit switched networks for mass market customers, remove the obligation for business customers and deregulate the ILECs provisioning of broadband packet switched networks.  The FCC is expected to establish standards for determining when a requesting competing carrier’s provision of service is impaired and provide for a substantial role for the state public utility commissions (“PUCs”) in applying these standards to specific requests for ILEC interconnection and network elements.  The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.

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

Communications Support Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except customers in thousands)	2003	2002	2003	2002
Revenues and sales:
Product distribution	$100.8	$94.0	$193.9	$174.9
Long-distance and network management services	81.1	79.6	162.1	154.3
Telecommunications information services	25.6	30.6	52.2	59.8
Directory publishing	35.3	35.7	59.7	62.7
Total revenues and sales	242.8	239.9	467.9	451.7
Costs and expenses:
Cost of services	72.0	75.7	144.7	146.8
Cost of products sold	124.1	115.8	231.8	210.4
Selling, general, administrative and other	17.1	18.0	34.8	36.2
Depreciation and amortization	8.8	9.4	18.1	18.5
Total costs and expenses	222.0	218.9	429.4	411.9
Segment income	$20.8	$21.0	$38.5	$39.8
Long-distance customers	1,644.4	1,363.8	—	—

Communications support services revenues and sales increased $2.9 million, or 1 percent, and $16.2 million, or 4 percent, for the three and six month periods ended June 30, 2003, respectively, compared to the same periods of 2002.  As noted in the table above, the increases in revenues and sales in the three and six month periods of 2003 reflected growth in sales of telecommunications and data products and increased revenues from long-distance and network management services, partially offset by reductions in telecommunications information services and directory publishing revenues.  Sales of telecommunications and data products increased $6.8 million and $19.0 million in the three and six month periods of 2003,

respectively, compared to the same periods of 2002.  Sales to non-affiliates increased $12.8 million and $28.7 million, in the three and six month periods of 2003, respectively, primarily reflecting increased sales of wireless handsets to retailers and other distributors.  Conversely, the general reduction in capital spending by telecommunications companies adversely affected sales to non-affiliates in both 2003 periods, reflecting current economic conditions and the industry’s emphasis on controlling costs.  For the three and six month periods of 2003, sales to affiliates decreased $6.0 million and $9.7 million, respectively, primarily due to timing differences in the purchases of materials and equipment related to long-term construction projects.  Revenues from long-distance and network management services increased $1.5 million and $7.8 million in the three and six month periods of 2003, respectively, primarily driven by growth in ALLTEL’s customer base for these services, partially offset by a decrease in customer billing rates due to competition.  Telecommunications information services revenues decreased $5.0 million and $7.6 million in the three and six month periods of 2003, respectively, compared to the same periods of 2002.  The decreases reflected a reduction in programming services provided to one customer, lost operations resulting from a contract termination and the completion in 2002 of customer specific conversion projects and other transitional services.  The decreases in directory publishing revenues in both 2003 periods primarily resulted from a change in accounting for directory contracts in which the Company has a secondary delivery obligation.  ALLTEL began deferring a portion of its revenues and related costs to provide for secondary delivery effective January 1, 2003.

Although revenues and sales increased in both the three and six month periods of 2003 compared to the same periods of 2002, communications support services segment income decreased in both 2003 periods primarily due to lower profit margins realized by the product distribution and directory publishing operations.  Profit margins for the product distribution operations decreased in both 2003 periods due to a shift in the mix of products sold to non-affiliates, as a proportionately higher percentage of these sales consisted of lower margin wireless handsets as noted above.  Profit margins for the directory publishing operations reflected increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for a limited number of directory contracts to be published in 2003.  Currently, these directory publishing services are contracted out to a third party.

Set forth below is a summary of the integration expenses and other charges related to the communications support services operations that were not included in the determination of segment income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$—	$—	$—	$0.2
Lease and contract termination costs	(0.5)	—	(0.5)	2.8
Write-down of software development costs	3.8	—	3.8	—
Total integration expenses and other charges	$3.3	$—	$3.3	$3.0

Corporate Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions)	2003	2002	2003	2002
Corporate expenses	$9.5	$8.8	$19.9	$17.1
Integration expenses and other charges	19.0	9.0	19.0	51.9
Total corporate operations	$28.5	$17.8	$38.9	$69.0

As indicated in the table above, corporate operations included integration expenses and other charges that are not allocated to the Company’s business segments, as previously discussed.  Corporate expenses increased in the three and six month periods of 2003 primarily resulting from increases in employee-related benefit costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	June 30,
(Millions, except per share amounts)	2003	2002
Cash flows from (used in):
Operating activities	$ 1,210.1	$ 1,105.2
Investing activities	(677.9)	(564.9)
Financing activities	(963.9)	2,332.6
Discontinued operations	792.7	3.5
Effect of exchange rate changes	0.8	2.6
Change in cash and short-term investments	$ 361.8	$ 2,879.0
Total capital structure (a)	$12,598.2	$12,277.2
Percent of equity to total capital (b)	52.9%	46.5%
Book value per share (c)	$ 21.37	$ 18.37

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

Operating Activities

Cash provided from operations continued to be ALLTEL’s primary source of liquidity.  The increase in the six month period ended June 30, 2003 reflected growth in earnings of the Company before depreciation and amortization, interest expense and income taxes.  The increase in cash provided from operations resulting from earnings growth in 2003 was partially offset by changes in working capital requirements, including timing differences in payment of trade payables and other accrued liabilities.

Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures for the six months ended June 30, 2003 were $531.4 million compared to $524.6 million for the same period in 2002.  The increase in 2003 primarily reflected additional spending by ALLTEL to construct additional network facilities, to deploy digital wireless technology in the Company’s existing and newly acquired wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL and local competitive access services.  The Company funded most of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the six months ended June 30, 2003 were $28.4 million compared to $37.3 million for the same period in 2002.  Capitalized software development costs for 2002 included additional spending for the development and enhancement of internal use software to support the Company’s retail operations.  Spending levels in 2003 for capitalized software development costs reflected the completion of these projects during 2002.  The Company expects capital expenditures including capitalized software development costs to be approximately $1.2 to $1.3 billion for 2003, which will be funded primarily from internally generated funds.

Cash outlays for the purchase of property were $132.1 million for the six months ended June 30, 2003, compared to $19.7 million for the same period of 2002.  During the first six months of 2003, ALLTEL purchased wireless properties in Mississippi for $64.6 million in cash, acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash, and purchased an additional ownership interest in a Wisconsin wireless property for $7.5 million in cash.  Conversely, during the first six months of 2002, ALLTEL purchased a wireline property in Georgia for $18.0 million and acquired an additional ownership interest in a Texas wireless property for $1.7 million.

Cash flows from investing activities for the six months ended June 30, 2002 included $7.5 million of advance lease payments received from American Tower for the leasing of cell site towers.  In December 2000, ALLTEL signed an agreement to lease American Tower certain of the Company’s cell site towers in exchange for cash paid in advance.  In turn, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement.  During February 2002, the Company closed on the remaining towers under this agreement.  Upon completion of this transaction, ALLTEL had leased 1,773 cell site towers to American Tower.

Investing activities for the six months ended June 30, 2003 and 2002 also included proceeds from the return on investments of $17.6 million and $19.7 million, respectively.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.  The decrease in 2003 primarily reflected ALLTEL’s acquisitions of the remaining ownership interest in two wireless properties in Michigan and of a controlling interest in a Wisconsin wireless partnership completed during the first six months of 2003, as previously discussed.

Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL.  Common and preferred dividend payments were $218.1 million for the six months ended June 30, 2003 compared to $211.4 million for the same period in 2002.  The increase in dividend payments in 2003 primarily reflected growth in the annual dividend rate on ALLTEL’s common stock.  In October 2002, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.34 to $.35 per share, raising the annual dividend rate to $1.40 per share.  The Company expects to continue the payment of cash dividends during the balance of 2003.

ALLTEL’s maximum borrowing capacity under its commercial paper program is $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  ALLTEL has a $1.0 billion line of credit under a revolving credit agreement of which $50.0 million will expire in October 2003 and $950.0 million will expire in October 2005.  On July 31, 2002, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that expired on July 30, 2003.  On that same day, the Company entered into a new $500.0 million, 364-day revolving credit agreement that will expire on July 28, 2004, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2005.  No borrowings were outstanding under the revolving credit agreements as of June 30, 2003, December 31, 2002 or June 30, 2002.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  No commercial paper borrowings were outstanding at either June 30, 2003 or June 30, 2002.  Commercial paper borrowings outstanding at December 31, 2002 and December 31, 2001 were $25.0 million and $230.1 million, respectively.  During 2003, the Company incurred additional commercial paper borrowings to fund the wireless property acquisitions in Mississippi and Michigan, as previously discussed, and to retire a $450.0 million, 7.125 percent senior unsecured note that was due March 1, 2003.  As previously discussed, during the second quarter of 2003, the Company repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds ALLTEL received in connection with the April 1, 2003, sale of the financial services division of its information services subsidiary to Fidelity National.  ALLTEL used a portion of the cash proceeds from the sale to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs as further discussed below.

Retirements of long-term debt were $740.5 million and $253.0 million for the six months ended June 30, 2003 and 2002, respectively.  Retirements of long-term debt in 2003 included the repayment of a $450.0 million unsecured note due March 1, 2003 and the retirement of $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  Retirements of long-term debt in 2003 also included the net reduction from December 31, 2002 in commercial paper borrowings of $25.0 million.  The net reduction from December 31, 2001 in commercial paper borrowings of $230.1 million represented the majority of the long-term debt retired in the six month period of 2002.  Scheduled long-term debt retirements, net of commercial paper activity and the prepayment of long-term debt, amounted to $16.4 million for the six month period of 2003 compared to $22.9 million for the same period of 2002.

Cash flows from financing activities also included distributions to minority investors, which amounted to $28.3 million and $25.8 million for the six months ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company believes it has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends.  Additional sources of funding available to ALLTEL include (1) additional borrowings available to the Company under its commercial paper program and revolving credit agreements, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at June 30, 2003 and (3) additional debt securities issued in the private placement market.

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

During the third quarter of 2002, the Company amended its $1.0 billion revolving credit agreement to conform certain of its provisions to corresponding provisions of the Company’s 364-day revolving credit agreement.  The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of June 30, 2003, the Company’s total debt to capitalization ratio was 46.6 percent.

At June 30, 2003, current maturities of long-term debt were $276.5 million and included a $250.0 million, 7.25 percent senior unsecured note due April 1, 2004.  The Company expects to fund the payment of this note at maturity through either operating cash flows, available cash on hand or refinancing all or a portion of the obligation through the issuance of additional commercial paper borrowings or other unsecured long-term debt.

In connection with the leasing of 1,773 cell site towers to American Tower during 2001 and 2002, the Company received $531.9 million of cash in advance as prepaid rent and is recognizing the proceeds as revenue on a straight-line basis over the fifteen-year lease term.  Participants in the telecommunications and cell tower industry currently are experiencing a more difficult operating and financial environment than when the tower transaction with ALLTEL was completed.  Accordingly, although ALLTEL currently considers the likelihood to be remote, in the event ALLTEL’s tower lessee were to file or become subject to bankruptcy proceedings, it is possible that the bankruptcy court could require that the tower transaction be rescinded and ALLTEL be required to refund the unutilized portion of the prepaid rent.  At June 30, 2003, deferred rental income was $464.4 million and was included in other liabilities in the accompanying unaudited consolidated balance sheet.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2003, the Company was in compliance with all of its debt covenants.  There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

The Company does not use securitization of trade receivables, affiliation with special purpose entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any material arrangement requiring the Company to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivatives embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, with certain exceptions.  The Company does not expect that this standard will have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  Specifically, SFAS 150 requires liability presentation for mandatorily redeemable securities, obligations to repurchase equity shares through a transfer of assets, and unconditional obligations to issue a variable number of shares that are based solely or predominantly on either a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares, or variations inversely related to changes in the fair value of the issuer’s equity shares.  The Company has evaluated the effects of SFAS 150 on its consolidated financial statements, and determined that the Company has not issued any financial instruments that are within the scope of SFAS 150.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In its Annual Report on Form 10-K for the year ended December 31, 2002, ALLTEL identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing the Company’s consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, assessing the recoverability of capitalized software development costs, accounting for pension and other postretirement benefits, and calculating depreciation and amortization expense.  There have been no material changes to ALLTEL’s critical accounting policies during the six-month period ended June 30, 2003, except for the January 1, 2003 adoption of SFAS No. 143 and EITF Issue 00-21, as previously discussed under the caption “Accounting Changes”.

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at June 30, 2003 are similar to the market risks discussed in ALLTEL’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates.  The Company has estimated its market risk using sensitivity analysis.  For marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices.  For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Equity Price Risk

Changes in equity prices primarily affect the fair value of ALLTEL’s investments in marketable equity securities.  Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available.  At June 30, 2003, investments of the Company were recorded at fair value of $640.0 million, compared to $327.4 million at December 31, 2002.  The increase in fair value primarily reflected the value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division, as previously discussed.  Marketable equity securities amounted to $313.7 million and included unrealized holding gains of $23.5 million at June 30, 2003.  A hypothetical 10 percent decrease in quoted market prices would result in a $31.4 million decrease in the fair value of these securities at June 30, 2003.

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

As of June 30, 2003, the Company had no borrowings outstanding under its commercial paper program.  The Company has entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable as of June 30, 2003.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.3 percent at June 30, 2003.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $10.0 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $10.0 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three and six months ended June 30, 2003 and 2002.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION

Item 4.    Controls and Procedures

(a)         Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. ALLTEL’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).   Based on that evaluation, ALLTEL’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)         Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  ALLTEL’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to ALLTEL’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ALLTEL’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

On October 3, 2002, the Environmental Protection Agency (“EPA”) served the Company with Notices of Violation of the federal Clean Air Act, the Clean Water Act and the Emergency Planning and Community Right to Know Act.  These notices resulted from an industry-wide investigation into environmental practices conducted by the EPA during 1998 to 2000 and alleged violations by the Company, dating from 1997, regarding filing and record-keeping requirements for fuel storage tanks, as well as generators and batteries used to supply emergency power at certain ALLTEL facilities.  The Company is conducting settlement discussions with the EPA.  Management of ALLTEL believes that a settlement during 2003 is reasonably likely and may require the Company to pay penalties currently estimated at approximately $1.0 million and to implement a centralized environmental management system.

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
FORM 10-Q
PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s 2003 Annual Meeting of Stockholders was held on April 24, 2003.  At the meeting, the following items were submitted to a vote of stockholders:

(1)   The election of five directors, constituting the class of the Board of Directors, who will serve a three-year term expiring at the 2006 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Joe T. Ford	271,579,621	5,404,253
Dennis E. Foster	273,577,114	3,406,760
John P. McConnell	273,527,394	3,456,480
Josie C. Natori	273,502,198	3,481,676
Fred W. Smith	273,527,217	3,456,657

(2)   A stockholder proposal to change ALLTEL Corporation’s employment opportunity policy was defeated with 25,871,623 votes for, 194,800,569 votes against, 14,746,301 abstentions, and 41,565,381 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

    (a)       See the exhibits specified on the Index of Exhibits located at Page 40.

    (b)       Reports on Form 8-K:

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

Current Report on Form 8-K dated July 24, 2003, reporting under Item 9, Regulation FD Disclosure, that the Company furnished under Item 12 “Disclosure of Results of Operations and Financial Condition”, the Company’s Press Release announcing ALLTEL’s second quarter 2003 unaudited consolidated results of operations.

No other reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
August 13, 2003

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits
(10)(a)(1)

364 Day Revolving Credit Agreement dated as of July 30, 2003 between ALLTEL Corporation and Bank of America, N.A., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., Wachovia Bank, National Association, Bank One, NA, and JPMorgan Chase Bank.

(10)(k)(4)	Amendment No. 3 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).

(10)(o)(4)	Amendment No. 3 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.