Form 10-Q
period 2003-09-30
ALLTEL CORP
filed 2003-11-13
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

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

  YES  X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

  YES  X        NO

Number of common shares outstanding as of September 30, 2003:  312,068,829

The Exhibit Index is located on page 44.

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; material changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the Company’s wireless roaming agreements; the potential for adverse changes in the ratings given to ALLTEL’s debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL’s strategic investments; the effects of work stoppages; the effects of litigation; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service and unbundled network elements and resale rates; and the effects of the Federal Communications Commission’s number portability rules.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, governmental and public policy changes.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except per share amounts)	September 30,	December 31,
ASSETS	2003	2002
CURRENT ASSETS:
Cash and short-term investments	$566.9	$134.6
Accounts receivable (less allowance for doubtful accounts of $47.9 and $68.4, respectively)	940.2	1,018.3
Inventories	144.0	138.5
Prepaid expenses and other	52.1	38.8
Assets held for sale	—	538.3
Total current assets	1,703.2	1,868.5
Investments	628.7	325.8
Goodwill	4,854.2	4,769.7
Other intangibles	1,352.1	1,348.1
PROPERTY, PLANT AND EQUIPMENT:
Land	294.2	275.3
Buildings and improvements	1,136.1	1,074.3
Wireline	6,434.3	6,188.5
Wireless	5,205.9	4,798.3
Information processing	1,109.2	1,047.7
Other	556.8	571.0
Under construction	367.3	365.0
Total property, plant and equipment	15,103.8	14,320.1
Less accumulated depreciation	7,522.1	6,756.4
Net property, plant and equipment	7,581.7	7,563.7
Other assets	331.8	368.8
TOTAL ASSETS	$16,451.7	$16,244.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$274.4	$494.7
Accounts payable	426.1	413.7
Advance payments and customer deposits	205.3	214.3
Accrued taxes	267.9	72.3
Accrued dividends	109.7	109.6
Accrued interest	85.5	123.8
Other current liabilities	146.2	136.5
Liabilities related to assets held for sale	—	190.5
Total current liabilities	1,515.1	1,755.4
Long-term debt	5,619.5	6,145.4
Deferred income taxes	1,305.3	1,115.4
Other liabilities	1,211.3	1,230.3
SHAREHOLDERS’ EQUITY:
Preferred stock, Series C, $2.06, no par value, 14,728 and 15,635 shares issued and outstanding, respectively	0.4	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 312,068,829 and 311,182,950 shares issued and outstanding, respectively	312.1	311.2
Additional paid-in capital	726.6	695.7
Unrealized holding gain on investments	19.2	—
Foreign currency translation adjustment	0.6	(6.9)
Retained earnings	5,741.6	4,997.7
Total shareholders’ equity	6,800.5	5,998.1
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,451.7	$16,244.6

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2003	2002	2003	2002
REVENUES AND SALES:
Service revenues	$1,836.1	$1,691.3	$5,350.1	$4,694.5
Product sales	214.1	176.4	616.1	495.1
Total revenues and sales	2,050.2	1,867.7	5,966.2	5,189.6
COSTS AND EXPENSES:
Cost of services (excluding depreciation of $229.3, $208.8, $674.8 and $575.5 included below)	575.5	532.6	1,644.3	1,473.2
Cost of products sold	272.4	224.4	781.4	657.4
Selling, general, administrative and other	403.4	345.4	1,171.2	960.6
Depreciation and amortization	312.2	285.9	926.4	791.2
Integration expenses and other charges	—	20.5	19.0	72.4
Total costs and expenses	1,563.5	1,408.8	4,542.3	3,954.8
OPERATING INCOME	486.7	458.9	1,423.9	1,234.8

Equity earnings in unconsolidated partnerships	13.8	20.1	48.0	42.5
Minority interest in consolidated partnerships	(22.3)	(21.0)	(61.5)	(54.7)
Other income (expense), net	3.4	(0.8)	7.5	5.9
Interest expense	(91.1)	(107.5)	(287.7)	(245.9)
Gain (loss) on disposal of assets, write-down of investments and other	—	(4.8)	(13.1)	(18.5)

Income from continuing operations before income taxes	390.5	344.9	1,117.1	964.1
Income taxes	147.7	127.1	422.5	359.4

Income from continuing operations	242.8	217.8	694.6	604.7
Discontinued operations (net of income taxes of $13.5, $256.2 and $42.5)	—	19.9	361.0	63.0

Income before cumulative effect of accounting change	242.8	237.7	1,055.6	667.7
Cumulative effect of accounting change (net of income taxes of $10.3)	—	—	15.6	—

Net income	242.8	237.7	1,071.2	667.7
Preferred dividends	—	—	0.1	0.1
Net income applicable to common shares	$242.8	$237.7	$1,071.1	$667.6
EARNINGS PER SHARE:
Basic:
Income from continuing operations	$.78	$.70	$2.23	$1.95
Income from discontinued operations	—	.06	1.16	.20
Cumulative effect of accounting change	—	—	.05	—
Net income	$.78	$.76	$3.44	$2.15
Diluted:
Income from continuing operations	$.78	$.70	$2.23	$1.94
Income from discontinued operations	—	.06	1.15	.20
Cumulative effect of accounting change	—	—	.05	—
Net income	$.78	$.76	$3.43	$2.14
Pro forma amounts assuming change in accounting principle was applied retroactively:
Net income	$242.8	$238.2	$1,055.6	$668.7
Basic earnings per share	$.78	$.77	$3.39	$2.15
Diluted earnings per share	$.78	$.76	$3.38	$2.14

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2003	2002

CASH PROVIDED FROM OPERATIONS:
Net income	$1,071.2	$667.7
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(361.0)	(63.0)
Cumulative effect of accounting change	(15.6)	—
Depreciation and amortization	926.4	791.2
Provision for doubtful accounts	142.5	198.9
Non-cash portion of integration expenses and other charges	13.2	12.6
Loss on disposal of assets, write-down of investments and other	6.0	18.5
Increase in deferred income taxes	141.5	134.0
Other, net	20.3	11.0
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(89.5)	(182.6)
Inventories	(4.7)	57.6
Accounts payable	(31.9)	48.9
Other current liabilities	42.9	81.8
Other, net	(10.7)	(38.6)
Net cash provided from operations	1,850.6	1,738.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(806.5)	(853.6)
Additions to capitalized software development costs	(44.6)	(49.4)
Additions to investments	(10.8)	(6.1)
Purchases of property, net of cash acquired	(160.6)	(3,337.1)
Proceeds from the lease of cell site towers	—	7.5
Proceeds from the return on investments	34.3	31.5
Other, net	16.0	(7.7)
Net cash used in investing activities	(972.2)	(4,214.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and common stock	(327.2)	(317.2)
Reductions in long-term debt	(744.3)	(35.0)
Distributions to minority investors	(44.4)	(41.8)
Long-term debt issued, net of issuance costs	—	2,829.6
Common stock issued	30.9	12.4
Net cash provided from (used in) financing activities	(1,085.0)	2,448.0

Net cash provided from discontinued operations	638.2	38.0

Effect of exchange rate changes on cash and short-term investments	0.7	2.6

Increase in cash and short-term investments	432.3	11.7

CASH AND SHORT-TERM INVESTMENTS:
Beginning of the period	134.6	63.2
End of the period	$566.9	$74.9

NON-CASH INVESTING AND FINANCING ACTIVITY:
Change in fair value of interest rate swap agreements	$(5.5)	$96.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.      General:

Basis of Presentation — The consolidated financial statements at September 30, 2003 and 2002 and for the three and nine month periods then ended of ALLTEL Corporation (“ALLTEL” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation, including the change in business segment reporting discussed below. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

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

2.      Accounting Changes:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150, with an effective date of  July 1, 2003, requires all financial instruments included within its scope to be initially recorded at fair value or settlement value, depending upon the nature of the financial instrument, and subsequently remeasured at each balance sheet date.  Certain of the Company’s consolidated non-wholly owned wireless partnerships have finite lives specified in their partnership agreements, and, accordingly, must be legally dissolved and terminated, at a specified future date, usually 50 or 99 years after formation, and the proceeds distributed to the partners.  Under the provisions of SFAS No. 150, the minority interests associated with these partnerships are considered mandatorily redeemable financial instruments, and as such, would be required to be reported as liabilities in ALLTEL's consolidated financial statements, initially measured at settlement value, and subsequently remeasured at each balance sheet date with changes in settlement values reported as a component of interest expense.

On November 7, 2003, the FASB issued Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150” (“FSP No. 150-3”).  FSP No. 150-3 deferred indefinitely the recognition and measurement provisions of SFAS No. 150 applicable to mandatorily redeemable noncontrolling interests, including the minority interests associated with the Company’s consolidated non-wholly owned partnerships with finite lives.  Accordingly, the adoption of SFAS No. 150 did not affect the Company’s consolidated results of operations, financial position, or cash flows as of and for the three and nine months ended September 30, 2003.  In accordance with FSP 150-3, the minority interests associated with the Company’s finite-lived partnerships continue to be reported at book value within other liabilities in the accompanying consolidated balance sheets.  At September 30, 2003, the settlement value of these minority interests was $47.5 million.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.      Accounting Changes, Continued:

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of  the Company's lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position, or cash flows as of and for the three and nine months ended September 30, 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL’s wireline operations has historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $156.0 million and $158.6 million at September 30, 2003 and 2002, respectively.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the nine months ended September 30, 2003.

Effective January 1, 2003, the Company adopted Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for all new arrangements entered into on or after that date.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  Upon adoption, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service.  The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated results of operations for the three and nine months ended September 30, 2003.

3.      Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.  The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2003 were as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Total
Balance at December 31, 2002	$3,519.7	$1,247.7	$2.3	$4,769.7
Acquired during the period	93.0	—	—	93.0
Other adjustments	(8.4)	(0.1)	—	(8.5)
Balance at September 30, 2003	$3,604.3	$1,247.6	$2.3	$4,854.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.      Goodwill and Other Intangible Assets, Continued:

The carrying value of indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	September 30, 2003	December 31, 2002
Cellular licenses	$761.6	$720.2
Personal Communications Services licenses	78.5	78.5
Franchise rights — wireline	265.0	265.0
	$1,105.1	$1,063.7

Intangible assets subject to amortization were as follows:

	September 30, 2003
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(144.9)	$237.5
Franchise rights	22.5	(13.0)	9.5
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(160.8)	$247.0

	December 31, 2002
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$374.6	$(101.0)	$273.6
Franchise rights	22.5	(11.9)	10.6
Non-compete agreements	2.9	(2.7)	0.2
	$400.0	$(115.6)	$284.4

Amortization expense for intangible assets subject to amortization was $15.2 million and $45.2 million for the three and nine month periods ended September 30, 2003, respectively, compared to $13.1 million and $32.0 million for the same periods of 2002.  Amortization expense for intangible assets subject to amortization is estimated to be $60.3 million in 2003, $60.3 million in 2004, $59.6 million in 2005, $41.0 million in 2006 and $24.3 million in 2007.  (See Note 4 for a discussion of the acquisitions completed during 2003 that resulted in the recognition of goodwill and other intangible assets.)

4.      Acquisitions:

On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 potential customers (“POPs”) in an Arizona Rural Service Area (“RSA”).  During the third quarter of 2003, the Company also purchased for $5.7 million in cash additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest.  The Company assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired in these two purchases of $25.4 million to cellular licenses ($22.8 million) and goodwill ($2.6 million).

On April 1, 2003, the Company paid $7.5 million in cash to increase its ownership interest from 43 percent to approximately 86 percent in a wireless property with a potential service area covering approximately 145,000 POPs in a Wisconsin RSA.  During the second quarter of 2003, the Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $3.0 million was assigned to customer list ($0.4 million), cellular licenses ($1.0 million) and goodwill ($1.6 million).

On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties.  During the second quarter of 2003, the Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $46.8 million was assigned to customer list ($3.4 million), cellular licenses ($8.0 million) and goodwill ($35.4 million).  On February 28, 2003, the Company also purchased for $72.0 million  in cash wireless properties with a

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.      Acquisitions, Continued:

potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates (“Cellular XL”), a privately held company.  Of the total purchase price, ALLTEL paid $64.6 million to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months after the closing date.  During the first quarter of 2003, the Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $67.0 million was assigned to customer list ($4.0 million), cellular licenses ($9.6 million) and goodwill ($53.4 million).

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

The purchase price paid for the wireless properties discussed above was based on estimates of future cash flows of the properties acquired.  ALLTEL paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because the purchase of wireless properties expanded the Company’s wireless footprint into new markets across Arizona, Michigan, Mississippi and Wisconsin and added a combined 147,000 new wireless customers to ALLTEL’s communications customer base.  Additionally, in the wireless properties acquired, ALLTEL should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

On August 1, 2002, ALLTEL purchased substantially all of the wireless assets owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  In this transaction, ALLTEL added approximately 762,000 wireless customers, minority partnership interests in cellular operations of approximately 1.8 million proportionate POPs, and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.38 billion was assigned to customer list ($89.0 million), cellular licenses ($215.6 million) and goodwill ($1,075.5 million).  The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of six years.  The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.  Of the total amount assigned to goodwill, approximately $481.0 million is expected to be deductible for income tax purposes.

On August 1, 2002, ALLTEL also completed the purchase of local telephone properties in the state of Kentucky from Verizon Communications, Inc. (“Verizon”) for approximately $1.93 billion in cash.  In this transaction, ALLTEL added approximately 589,000 wireline customers.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireline properties from the date of acquisition.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.34 billion was assigned to customer list ($67.6 million), franchise rights ($265.0 million) and goodwill ($1,003.1 million).  The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of ten years.  The franchise rights are classified as indefinite-lived intangible assets and are not subject to amortization.  Of the total amount assigned to goodwill, approximately $1.0 billion is expected to be deductible for income tax purposes.

During 2002, ALLTEL also purchased a local telephone property in Georgia and acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas.  In connection with these acquisitions, the Company paid $35.1 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $30.9 million to goodwill.

In connection with the CenturyTel and Verizon acquisitions discussed above, the Company recorded integration expenses and other charges in 2002.  (See Note 5.)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.      Acquisitions, Continued:

The following unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2002 assume that the acquisition of wireless properties from CenturyTel and the purchase of wireline properties from Verizon were completed as of January 1, 2002:

(Millions, except per share amounts)	Three Months Ended	Nine Months Ended
Revenues and sales	$1,937.1	$5,680.0
Income from continuing operations	$242.2	$682.9
Earnings per share from continuing operations
Basic earnings per share	$.78	$2.20
Diluted earnings per share	$.78	$2.19
Net income	$262.1	$745.9
Earnings per share:
Basic earnings per share	$.84	$2.40
Diluted earnings per share	$.84	$2.39

The pro forma amounts represent the historical operating results of the properties acquired from Verizon and CenturyTel with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts for the three and nine months ended September 30, 2002 include the effects of non-acquisition-related items discussed in Notes 5 and 6 below.  The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Verizon and CenturyTel properties had been operated by ALLTEL during the periods presented.  In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses.

5.      Integration Expenses and Other Charges:

Set forth below is a summary of the integration expenses and other charges recorded for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$—	$1.9	$6.3	$15.3
Lease and contract termination costs	—	2.2	(0.5)	14.6
Write-down of cell site equipment	—	—	—	7.1
Write-down of software development costs	—	—	13.2	4.4
Computer system conversion and other integration costs	—	8.6	—	21.0
Branding and signage expense	—	7.8	—	7.8
Equipment removal and other disposal costs	—	—	—	2.2
Total integration expenses and other charges	$—	$20.5	$19.0	$72.4

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of September 30, 2003, ALLTEL had paid $8.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.  ALLTEL also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

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

with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999).  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening demand in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of September 30, 2003, the Company had paid $1.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In connection with the purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel, the Company incurred branding and signage costs of $7.8 million during the third quarter of 2002. In addition, the Company also incurred computer system conversion and other integration costs related to these acquisitions during each of the first three quarters of 2002.  These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon’s customer billing and operations support systems to ALLTEL’s internal systems.

In January 2002, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in seven states.  The Company also consolidated its call center and retail store operations during the first quarter of 2002.  In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  In the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets and consisted of $2.0 million in lease termination costs and $0.5 million in severance and employee benefit costs.  As of September 30, 2003, the Company had paid $12.1 million in severance and employee-related expenses, and all of the employee reductions had been completed.

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

The following is a summary of activity related to the liabilities associated with the Company’s integration expenses and other charges for the nine months ended September 30, 2003:

(Millions)
Balance, beginning of period	$13.1
Integration expenses and other charges	21.7
Reversal of accrued liabilities	(2.7)
Non-cash write-down of assets	(13.5)
Cash outlays	(12.1)
Balance, end of period	$6.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.      Integration Expenses and Other Charges, Continued:

At September 30, 2003, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $1.4 million and lease termination costs of $5.1 million and is included in other current liabilities in the accompanying consolidated balance sheets.

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

In the third quarter of 2002, the Company recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. (“BellSouth”).  The gain associated with this transaction was initially recorded by ALLTEL in 2001.  This additional adjustment reflected a true up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.

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

7.      Comprehensive Income:

Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Net income	$242.8	$237.7	$1,071.2	$667.7
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising in the period	(7.0)	(0.1)	31.5	(6.2)
Income tax expense (benefit)	(2.7)	—	12.3	(2.3)
	(4.3)	(0.1)	19.2	(3.9)
Less: reclassification adjustments for (gains) losses included in net income	—	—	—	13.7
Income tax expense (benefit)	—	—	—	(5.3)
	—	—	—	8.4

Net unrealized gains (losses)	(7.0)	(0.1)	31.5	7.5
Income tax expense (benefit)	(2.7)	—	12.3	3.0
	(4.3)	(0.1)	19.2	4.5

Foreign currency translation adjustment	—	—	7.5	2.6

Other comprehensive income (loss) before tax	(7.0)	(0.1)	39.0	10.1
Income tax expense (benefit)	(2.7)	—	12.3	3.0
Other comprehensive income (loss)	(4.3)	(0.1)	26.7	7.1
Comprehensive income	$238.5	$237.6	$1,097.9	$674.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2003	2002	2003	2002

Basic earnings per share:
Income from continuing operations	$242.8	$217.8	$694.6	$604.7
Income from discontinued operations	—	19.9	361.0	63.0
Cumulative effect of accounting change	—	—	15.6	—
Less: preferred dividends	—	—	(0.1)	(0.1)
Net income applicable to common shares	$242.8	$237.7	$1,071.1	$667.6

Weighted average common shares outstanding for the period	312.0	311.0	311.6	310.9

Basic earnings per share:
From continuing operations	$.78	$.70	$2.23	$1.95
From discontinued operations	—	.06	1.16	.20
Cumulative effect of accounting change	—	—	.05	—
Net income	$.78	$.76	$3.44	$2.15

Diluted earnings per share:
Net income applicable to common shares	$242.8	$237.7	$1,071.1	$667.6
Adjustment for convertible preferred stock dividends	—	—	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock	$242.8	$237.7	$1,071.2	$667.7

Weighted average common shares outstanding for the period	312.0	311.0	311.6	310.9
Increase in shares resulting from the assumed:
Exercise of stock options	0.6	0.7	0.7	1.1
Conversion of preferred stock	0.3	0.3	0.3	0.3
Weighted average common shares assuming conversion	312.9	312.0	312.6	312.3

Diluted earnings per share:
From continuing operations	$.78	$.70	$2.23	$1.94
From discontinued operations	—	.06	1.15	.20
Cumulative effect of accounting change	—	—	.05	—
Net income	$.78	$.76	$3.43	$2.14

9.      Business Segment Information:

ALLTEL manages its business operations based on differences in products and services.  The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the items discussed in Notes 2, 5 and 6.  These items are not allocated to the segments and are included in corporate operations.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.      Business Segment Information, Continued:

Segment operating results were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Revenues and Sales from External Customers:
Wireless	$1,233.2	$1,094.0	$3,536.4	$3,040.8
Wireline	568.4	537.2	1,709.8	1,457.9
Communications support services	161.0	138.8	462.5	412.9
Total business segments	$1,962.6	$1,770.0	$5,708.7	$4,911.6

Intersegment Revenues and Sales:
Wireless	$—	$—	$—	$—
Wireline	36.8	38.5	110.5	114.1
Communications support services	83.0	100.2	249.4	277.8
Total business segments	$119.8	$138.7	$359.9	$391.9

Total Revenues and Sales:
Wireless	$1,233.2	$1,094.0	$3,536.4	$3,040.8
Wireline	605.2	575.7	1,820.3	1,572.0
Communications support services	244.0	239.0	711.9	690.7
Total business segments	2,082.4	1,908.7	6,068.6	5,303.5
Less: intercompany eliminations	(32.2)	(41.0)	(102.4)	(113.9)
Total revenues and sales	$2,050.2	$1,867.7	$5,966.2	$5,189.6

Segment Income:
Wireless	$268.4	$256.8	$766.4	$701.3
Wireline	207.4	208.7	647.0	569.3
Communications support services	20.3	22.5	58.8	62.3
Total segment income	496.1	488.0	1,472.2	1,332.9
Corporate expenses	(9.4)	(8.6)	(29.3)	(25.7)
Integration expenses and other charges	—	(20.5)	(19.0)	(72.4)
Equity earnings in unconsolidated partnerships	13.8	20.1	48.0	42.5
Minority interest in consolidated partnerships	(22.3)	(21.0)	(61.5)	(54.7)
Other income (expense), net	3.4	(0.8)	7.5	5.9
Interest expense	(91.1)	(107.5)	(287.7)	(245.9)
Gain (loss) on disposal of assets, write-down of investments and other	—	(4.8)	(13.1)	(18.5)
Income from continuing operations before income taxes	$390.5	$344.9	$1,117.1	$964.1

Segment assets were as follows:

	September 30,	December 31,
(Millions)	2003	2002
Wireless	$9,563.3	$9,418.7
Wireline	5,227.9	5,340.4
Communications support services	544.7	535.6
Total business segments	15,335.9	15,294.7
Corporate headquarters assets not allocated to segments	1,178.6	458.2
Assets held for sale	—	538.3
Less: elimination of intersegment receivables	(62.8)	(46.6)
Consolidated total assets	$16,451.7	$16,244.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.      Business Segment Information, Continued:

Supplemental information pertaining to the communications support services segment was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Revenues and Sales from External Customers:
Product distribution	$74.9	$57.1	$202.4	$155.9
Long-distance and network management services	51.0	44.5	150.1	134.2
Telecommunications information services	28.8	30.0	81.0	89.8
Directory publishing	6.3	7.2	29.0	33.0
Total	$161.0	$138.8	$462.5	$412.9

Intersegment Revenues and Sales:
Product distribution	$32.4	$45.0	$98.8	$121.1
Long-distance and network management services	29.0	37.3	92.0	101.9
Telecommunications information services	—	—	—	—
Directory publishing	21.6	17.9	58.6	54.8
Total	$83.0	$100.2	$249.4	$277.8

Total Revenues and Sales:
Product distribution	$107.3	$102.1	$301.2	$277.0
Long-distance and network management services	80.0	81.8	242.1	236.1
Telecommunications information services	28.8	30.0	81.0	89.8
Directory publishing	27.9	25.1	87.6	87.8
Total revenues and sales	$244.0	$239.0	$711.9	$690.7

10.    Stock-Based Compensation:

ALLTEL may grant fixed and performance-based incentive and non-qualified stock options and other equity securities to officers and other key employees under various stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No compensation expense was recognized related to stock-based compensation plans in the three and nine month periods ended September 30, 2003 or 2002.  The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three and nine months ended September 30:

		Three Months Ended		Nine Months Ended
(Millions, except per share amounts)		2003	2002	2003	2002
Net income as reported		$242.8	$237.7	$1,071.2	$667.7
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(7.0)	(7.9)	(18.3)	(23.0)
Pro forma net income		$235.8	$229.8	$1,052.9	$644.7
Basic earnings per share:	As reported	$.78	$.76	$3.44	$2.15
	Pro forma	$.76	$.74	$3.38	$2.07
Diluted earnings per share:	As reported	$.78	$.76	$3.43	$2.14
	Pro forma	$.75	$.74	$3.37	$2.06

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As part of this transaction, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceeded 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million.  The Company believes, because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to it.

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

As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s interim consolidated statements of income and cash flows for the interim periods ended September 30, 2003 and 2002.  Assets and liabilities related to the financial services division have been reflected as held for sale in the accompanying unaudited consolidated balance sheet as of December 31, 2002.  The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations.

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

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Revenues and sales	$—	$214.7	$210.3	$650.1
Operating expenses	—	183.7	148.1	550.9
Operating income	—	31.0	62.2	99.2
Minority interest in consolidated partnerships	—	0.9	—	2.7
Other income (expense), net	—	1.5	(0.1)	3.6
Gain on sale of discontinued operations	—	—	555.1	—
Pretax income from discontinued operations	—	33.4	617.2	105.5
Income tax expense	—	13.5	256.2	42.5
Income from discontinued operations	$—	$19.9	$361.0	$63.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Discontinued Operations, Continued:

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the nine months ended September 30:

(Millions)	2003		2002
Net cash provided by (used in) operating activities	$(125.1	)(a)	$130.7
Net cash provided by (used in) investing activities	763.4	(b)	(92.3)
Net cash used in financing activities	(0.1)		(0.4)
Net cash provided by discontinued operations	$638.2		$38.0

(a)   Included estimated tax payments of $154.5 million related to the gain realized from the sale of the financial services division to Fidelity National.

(b)   Included cash proceeds of $784.9 million received from the sale of the financial services division to Fidelity National.  The cash proceeds included working capital adjustments of $9.9 million.

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

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“ALLTEL” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2003 and 2002, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ACQUISITIONS

On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 potential customers (“POPs”) in an Arizona Rural Service Area (“RSA”).  During the third quarter of 2003, the Company also purchased for $5.7 million in cash additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest.  On April 1, 2003, the Company paid $7.5 million to increase its ownership interest from 43 percent to approximately 86 percent in a wireless property with a potential service area covering about 145,000 POPs in a Wisconsin RSA.  On February 28, 2003, the Company purchased for $72.0 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates (“Cellular XL”), a privately held company.  Of the total purchase price, ALLTEL paid $64.6 million to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months after the closing date.  On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties.  Through the completion of these transactions, ALLTEL added approximately 147,000 customers.  (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding these acquisitions.)

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

ACCOUNTING CHANGES

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150, with an effective date of  July 1, 2003, requires all financial instruments included within its scope to be initially recorded at fair value or settlement value, depending upon the nature of the financial instrument, and subsequently remeasured at each balance sheet date.  Certain of the Company’s consolidated non-wholly owned wireless partnerships have finite lives specified in their partnership agreements, and, accordingly, must be legally dissolved and terminated, at a specified future date, usually 50 or 99 years after formation, and the proceeds distributed to the partners.  Under the provisions of SFAS No. 150, the minority interests associated with these partnerships are considered mandatorily redeemable financial instruments, and as such, would be required to be reported as liabilities in ALLTEL's consolidated financial statements initially measured at settlement value, and subsequently remeasured at each balance sheet date with changes in the settlement values reported as a component of interest expense.

On November 7, 2003, the FASB issued Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150” (“FSP No. 150-3”).  FSP No. 150-3 deferred indefinitely the recognition and measurement provisions of SFAS No. 150 applicable to mandatorily redeemable noncontrolling interests, including the minority interests associated with the Company’s consolidated non-wholly owned partnerships with finite lives.  Accordingly, the adoption of SFAS No. 150 did not affect the Company’s consolidated results of operations, financial position, or cash flows as of and for the three and nine months ended September 30, 2003.

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

The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company's lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the cell site and switch site operating leases and the leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position or cash flows as of or for the three and nine months ended September 30, 2003.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal.  Effective with the adoption of SFAS No. 143, the additional cost of removal provision will no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the nine months ended September 30, 2003.  The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the three and nine months ended September 30, 2003.

Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for all new arrangements entered into on or after that date.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  Upon adoption, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service.  The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated results of operations for the three and nine months ended September 30, 2003.  (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding these accounting changes.)

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2003	2002	2003	2002
Revenues and sales:
Service revenues	$1,836.1	$1,691.3	$5,350.1	$4,694.5
Product sales	214.1	176.4	616.1	495.1
Total revenues and sales	2,050.2	1,867.7	5,966.2	5,189.6
Costs and expenses:
Cost of services	575.5	532.6	1,644.3	1,473.2
Cost of products sold	272.4	224.4	781.4	657.4
Selling, general, administrative and other	403.4	345.4	1,171.2	960.6
Depreciation and amortization	312.2	285.9	926.4	791.2
Integration expenses and other charges	—	20.5	19.0	72.4
Total costs and expenses	1,563.5	1,408.8	4,542.3	3,954.8
Operating income	486.7	458.9	1,423.9	1,234.8
Non-operating expense, net	(5.1)	(1.7)	(6.0)	(6.3)
Interest expense	(91.1)	(107.5)	(287.7)	(245.9)
Gain (loss) on disposal of assets, write-down of investments and other	—	(4.8)	(13.1)	(18.5)
Income from continuing operations before income taxes	390.5	344.9	1,117.1	964.1
Income taxes	147.7	127.1	422.5	359.4
Income from continuing operations	242.8	217.8	694.6	604.7
Income from discontinued operations, net of income taxes	—	19.9	361.0	63.0
Cumulative effect of accounting change, net of income taxes	—	—	15.6	—
Net income	$242.8	$237.7	$1,071.2	$667.7
Basic earnings per share:
Income from continuing operations	$.78	$.70	$2.23	$1.95
Income from discontinued operations	—	.06	1.16	.20
Cumulative effect of accounting change	—	—	.05	—
Net income	$.78	$.76	$3.44	$2.15
Diluted earnings per share:
Income from continuing operations	$.78	$.70	$2.23	$1.94
Income from discontinued operations	—	.06	1.15	.20
Cumulative effect of accounting change	—	—	.05	—
Net income	$.78	$.76	$3.43	$2.14

Revenues and sales increased $182.5 million, or 10 percent, and $776.6 million, or 15 percent, and service revenues increased $144.8 million, or 9 percent, and $655.6 million, or 14 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The increases in service revenues in both 2003 periods reflected growth in ALLTEL’s communications customer base resulting primarily from acquisitions and the corresponding increase in access revenues.  The acquisitions of wireless properties from CenturyTel, Cellular XL and in Arizona, Michigan and Wisconsin, along with the wireline properties acquired from Verizon, accounted for $87.7 million and $524.0 million of the overall increases in service revenues and $94.7 million and $547.1 million of the overall increases in total revenues and sales in the three and nine month periods ended September 30, 2003, respectively.

In addition to the effects of the acquisitions, service revenues for both 2003 periods also reflected increases in wireless access revenues resulting from nonacquisition-related customer growth, increased sales of ALLTEL’s higher-yield national rate plans and continued growth in average monthly minutes of use per customer.  In addition, service revenues for both 2003 periods reflected increases in the amounts billed to customers to offset costs related to certain regulatory mandates, such as universal service funding.  Growth in the Company’s Internet operations and increased revenues derived from wireless data services and from the sale of enhanced communications services, including caller identification, voice mail and communications equipment protection plans also contributed to the increase in service revenues in both 2003 periods.  The increases in service revenues attributable to acquisitions, higher network usage, additional regulatory mandate fees billed to customers and growth in Internet, wireless data and enhanced communications services were partially offset by lower wireless airtime and retail roaming revenues as compared to the corresponding 2002 periods, the loss of wireline access lines due, in part, to broadband and wireless substitution, and decreases in telecommunications information services revenues.

Product sales increased $37.7 million, or 21 percent, and $121.0 million, or 24 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The increases in product sales in both 2003 periods primarily resulted from higher retail prices realized on the sale of wireless handsets and accessories driven by growth in gross customer additions and increased retention efforts by the Company.  The wireless and wireline acquisitions discussed above accounted for approximately $7.0 million and $23.1 million of the overall increases in product sales in the three and nine month periods of 2003, respectively.  Product sales also reflected increased sales of telecommunications and data products to non-affiliates of $17.9 million and $46.6 million in the three and nine month periods of 2003, respectively, primarily reflecting increased sales of wireless handsets to retailers and other distributors.

Cost of services increased $42.9 million, or 8 percent, and $171.1 million, or 12 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The wireless and wireline property acquisitions accounted for approximately $43.2 million and $190.5 million of the overall increases in cost of services in the three and nine month periods of 2003, respectively.  In addition to the effects of the acquisitions, cost of services for both 2003 periods also reflected increases in network-related costs for the wireless operations resulting from increased customer usage.  Cost of services for both the three and nine months ended September 30, 2003 also included incremental expenses of approximately $10.6 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America.  The increases in cost of services attributable to acquisitions, increased wireless network-related costs and incremental expenses associated with the strike were partially offset by reductions in bad debt expense.  Losses sustained from bad debts decreased $18.3 million and $56.4 million in the three and nine month periods of 2003, respectively, primarily reflecting the Company’s continued efforts to monitor its customer credit policies, evaluate minimum deposit requirements for high-credit risk customers and improve collection practices by adding new technologies and proactively managing the efforts of its collection agencies.

Cost of products sold increased $48.0 million, or 21 percent, and $124.0 million, or 19 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The increases in cost of products sold in both 2003 periods were consistent with the growth in wireless customer activations and the Company’s continued retention efforts.  In addition, the wireless and wireline property acquisitions accounted for $14.0 million and $44.2 million of the overall increases in cost of products sold in the three and nine month periods of 2003, respectively.

Selling, general, administrative and other expenses increased $58.0 million, or 17 percent, and $210.6 million, or 22 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The wireless and wireline property acquisitions accounted for approximately $25.5 million and $115.0 million of the overall increases in selling, general, administrative and other expenses in the three and nine month periods of 2003, respectively.  Increases in advertising costs, primarily related to a new branding campaign, and higher regulatory fees, primarily associated with the Universal Service Fund, also contributed to the increases in selling, general, administrative and other expenses for both 2003 periods.  In addition to the effects of the acquisitions and increased advertising costs and regulatory fees, the increases in the three and nine month periods of 2003 also reflected increased wireless general and administrative expenses primarily resulting from additional costs incurred to complete, for various pre-2003 acquisitions, the conversion of these operations to the Company’s billing and operational support systems.

Depreciation and amortization expense increased $26.3 million, or 9 percent, and $135.2 million, or 17 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The wireless and wireline property acquisitions accounted for approximately $18.8 million and $93.1 million of the overall increases in depreciation and amortization expense in the three and nine month periods of 2003, respectively.  In addition to the effects of the acquisitions, depreciation and amortization expense increased $7.5 million and $42.1 million in the three and nine month periods of 2003, respectively, primarily as a result of growth in communications plant in service.

Operating income increased $27.8 million, or 6 percent, and $189.1 million, or 15 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The increases in operating income in both periods of 2003 primarily reflected the growth in revenues and sales, as noted above.  The wireless and wireline property acquisitions accounted for approximately $104.3 million of the overall increase in operating income in the nine month period of 2003.  Operating income attributable to the acquisitions declined $6.8 million in the three month period of 2003, compared to the same period of 2002.  The decrease primarily reflected the incremental strike-related costs discussed above, the effects of migrating the acquired CenturyTel operations to ALLTEL’s negotiated roaming rates, increased selling-related expenses due to volume growth in new wireless customer activations, and the additional costs incurred to convert the acquired operations to the Company’s billing and operational support systems.  Operating income also included the effects of integration expenses and other charges, as further discussed below.

Integration Expenses and Other Charges

Set forth below is a summary of the integration expenses and other charges recorded for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$—	$1.9	$6.3	$15.3
Lease and contract termination costs	—	2.2	(0.5)	14.6
Write-down of cell site equipment	—	—	—	7.1
Write-down of software development costs	—	—	13.2	4.4
Computer system conversion and other integration costs	—	8.6	—	21.0
Branding and signage expense	—	7.8	—	7.8
Equipment removal and other disposal costs	—	—	—	2.2
Total integration expenses and other charges	$—	$20.5	$19.0	$72.4

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of September 30, 2003, the Company had paid $8.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

During the third quarter of 2002, the Company recorded a restructuring charge of $4.1 million consisting of severance and employee benefit costs of $1.9 million related to a planned workforce reduction and $2.2 million of lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999).  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening demand in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of September 30, 2003, the Company had paid $1.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

In connection with the purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel, the Company incurred branding and signage costs of $7.8 million during the third quarter of 2002.  In addition, the Company also incurred computer system conversion and other integration costs related to these acquisitions during each of the first three quarters of 2002.  These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon’s customer billing and operations support systems to ALLTEL’s internal systems.

During the evaluation of its existing Competitive Local Exchange Carrier (“CLEC”) operations in 2001, ALLTEL determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share.  Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL’s CLEC access lines.  In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers.  In the first quarter of 2002, the Company also consolidated its call center and retail store operations.  In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  During the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets and consisted of $2.0 million in lease termination costs and $0.5 million in severance and employee benefit costs.  As of September 30, 2003, the Company had paid $12.1 million in severance and employee-related expenses, and all of the employee reductions had been completed.

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

At September 30, 2003, the unpaid liability related to ALLTEL’s integration and restructuring activities was $6.5 million, consisting of severance and employee-related expenses of $1.4 million and lease cancellation costs of $5.1 million.  Cash outlays for the remaining unpaid liability are to be paid over the next 12 to 48 months out of operating cash flows.

Non-Operating Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2003	2002	2003	2002
Equity earnings in unconsolidated partnerships	$13.8	$20.1	$48.0	$42.5
Minority interest in consolidated partnerships	(22.3)	(21.0)	(61.5)	(54.7)
Other income (expense), net	3.4	(0.8)	7.5	5.9
Non-operating expense, net	$(5.1)	$(1.7)	$(6.0)	$(6.3)

As indicated in the table above, non-operating expense, net increased $3.4 million, or 200 percent, and decreased $0.3 million, or 5 percent, in the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  The decrease in equity earnings in unconsolidated partnerships in the three month period of 2003 primarily resulted from the 2003 acquisitions of additional ownership interests in wireless properties in Michigan and Wisconsin, in which the Company previously held a minority ownership interest.  The increase in equity earnings in unconsolidated partnerships in the nine month period of 2003 reflected $7.2 million of additional income resulting from the acquisition of certain minority partnership interests from CenturyTel, as previously discussed, partially offset by the effects of the acquisitions of additional ownership interests in the Michigan and Wisconsin wireless properties.  Minority interest expense for the three and nine month periods of 2003 increased primarily due to improved earnings in ALLTEL’s majority-owned wireless operations compared to the same periods of 2002.  In addition, minority interest expense for the nine month period of 2003 included $4.0 million of additional expense resulting from the acquisition of certain non-wholly owned partnership interests from CenturyTel.  Other income (expense), net for the three and nine month periods of 2003 included additional dividend income of $7.1 million and $9.5 million, respectively, earned on the Company’s equity investments, including Fidelity National common stock.  The increases in other income (expense), net attributable to additional dividend income for both 2003 periods were partially offset by net losses of $4.9 million related to the disposal of certain assets.  Conversely, other income (expense), net for the three and nine month periods of 2002 included additional interest income of $3.9 million and $8.2 million, respectively, from investing the cash proceeds from ALLTEL’s 2002 equity unit and long-term debt offerings, as further discussed below.  The increases in other income (expense), net attributable to additional interest income for both 2002 periods were partially offset by net losses of $5.4 million related to the disposal of certain assets.

During the second quarter of 2002, to finance the cost of its acquisition of wireline properties in Kentucky and wireless properties from CenturyTel completed in the third quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion.  The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005.  ALLTEL will make quarterly contract adjustment payments to the holders at the rate of 1.50 percent of the stated amount per year.  The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL’s common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit.  The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent and mature on May 17, 2007.  In June 2002, the Company also issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032.  Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses.  The net proceeds from the issuance of the equity units and debt securities of $2.81 billion were invested until completion of the acquisitions.

Interest Expense

Interest expense decreased $16.4 million, or 15 percent, and increased $41.8 million, or 17 percent, in the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The decrease in the three month period of 2003 reflected the repayment of $565.6 million of long-term debt during the second quarter of 2003, primarily consisting of $310.0 million of borrowings outstanding under ALLTEL’s commercial paper program and $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The repayment of long-term debt was funded primarily from the cash proceeds received from the sale of the financial services division to Fidelity National previously discussed.  The increase in the nine month period of 2003 primarily reflected the additional interest expense resulting from ALLTEL’s equity unit and long-term debt offerings discussed above, partially offset by the effects of second quarter 2003 debt repayments.

Gain (Loss) on Disposal of Assets, Write-down of Investments and Other

In the second quarter of 2003, ALLTEL recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  As previously discussed, during the second quarter of 2003, ALLTEL retired, prior to stated maturity dates, $249.1 million of long-term debt, representing all of the debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. In connection with the early retirement of this debt, the Company incurred pretax termination fees of $7.1 million.

In the third quarter of 2002, the Company recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. (“BellSouth”).  This gain associated with this transaction was initially recorded by ALLTEL in 2001.  This additional adjustment reflected a true-up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.

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

Income Taxes

Income tax expense increased $20.6 million, or 16 percent, and $63.1 million, or 18 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The increases in income tax expense in both periods of 2003 were consistent with the overall growth in the Company’s earnings from continuing operations.

Average Common Shares Outstanding

The average number of common shares outstanding increased slightly in the three and nine month periods ended September 30, 2003, compared to the same periods of 2002.  The increases primarily reflected additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

Discontinued Operations

As previously discussed, as a result of the April 1, 2003 sale of the financial services division to Fidelity National and the January 2003 termination of ALLTEL’s business venture with Bradford & Bingley Group, the Company’s financial services operations have been reflected as discontinued operations in ALLTEL’s interim consolidated financial statements.  The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Revenues and sales	$—	$214.7	$210.3	$650.1
Operating expenses	—	183.7	148.1	550.9
Operating income	—	31.0	62.2	99.2
Minority interest in consolidated partnerships	—	0.9	—	2.7
Other income (expense), net	—	1.5	(0.1)	3.6
Gain on sale of discontinued operations	—	—	555.1	—
Pretax income from discontinued operations	—	33.4	617.2	105.5
Income tax expense	—	13.5	256.2	42.5
Income from discontinued operations	$—	$19.9	$361.0	$63.0

See Note 11 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except customers in thousands)	2003	2002	2003	2002
Revenues and sales:
Service revenues	$1,163.8	$1,053.2	$3,338.4	$2,933.5
Product sales	69.4	40.8	198.0	107.3
Total revenues and sales	1,233.2	1,094.0	3,536.4	3,040.8
Costs and expenses:
Cost of services	335.6	328.1	960.0	893.4
Cost of products sold	141.7	102.5	405.4	315.8
Selling, general, administrative and other	318.5	257.2	909.1	712.1
Depreciation and amortization	169.0	149.4	495.5	418.2
Total costs and expenses	964.8	837.2	2,770.0	2,339.5
Segment income	$268.4	$256.8	$766.4	$701.3
Customers	7,928.1	7,558.9	—	—
Gross customer additions (a)	705.8	1,362.9	2,159.9	2,490.6
Net customer additions (a)	55.8	715.5	326.4	876.0
Market penetration	13.1%	12.7%	—	—
Postpaid customer churn	2.20%	2.18%	2.13%	2.23%
Total churn	2.75%	2.42%	2.62%	2.40%
Average revenue per customer per month	$49.10	$47.84	$47.59	$46.96
Cost to acquire a new customer (b)	$305	$310	$304	$315

Notes to Communications-Wireless Operations Table:

(a)   Includes the effects of acquisitions and dispositions.  Excludes reseller customers for all periods presented.

(b)   Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”) by the number of internal gross customer additions during the period.  Customer acquisition costs exclude amounts related to the Company’s customer retention efforts.  A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except customers in thousands)	2003	2002	2003	2002
Product sales	$(48.1)	$(30.3)	$(131.0)	$(82.3)
Cost of products sold	79.9	63.3	219.8	204.7
Sales and marketing expense	181.8	153.1	523.2	422.7
Total costs incurred to acquire new customers	$213.6	$186.1	$612.0	$545.1
Gross customer additions, excluding acquisitions	699.7	601.2	2,012.5	1,728.9
Cost to acquire a new customer	$305	$310	$304	$315

The total number of wireless customers served by ALLTEL increased by more than 369,000 customers, or 5 percent, during the twelve month period ended September 30, 2003.  As previously discussed, during 2003, the Company has purchased wireless properties in Arizona, Michigan, Mississippi and Wisconsin.  These acquisitions accounted for approximately 147,000 of the overall increase in wireless customers that occurred during the foregoing twelve month period ended September 30, 2003.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) increased to 13.1 percent as of September 30, 2003.

Excluding the effects of the acquisitions, net customer additions were approximately 50,000 and 179,000 for the three and nine month periods ended September 30, 2003, respectively, compared to approximately 68,000 and 228,000 for the corresponding periods in 2002.  Heightened competition and increased penetration levels continued to affect customer growth rates in the wireless industry during the first nine months of 2003.  The level of customer growth during the balance of 2003 will be dependent upon the Company’s ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market.  The Company will continue to focus its efforts on sustaining value-added customer growth by managing its distribution channels and customer segments, offering attractively priced rate plans and enhanced services and other features, selling additional phone lines and services to existing customers and pursuing strategic acquisitions.

The Company continues to focus its efforts on lowering postpaid customer churn (average monthly rate of customer disconnects).  During the second quarter of 2003, the Company launched a new advertising campaign focused on ALLTEL’s commitment to improve overall service quality to its customers.  To improve customer retention, the Company offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to digital handsets.  The Company also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  Postpaid customer churn remained flat in the three month period and decreased in the nine month period ended September 30, 2003, compared to the same periods of 2002.  The decrease in the nine month period of 2003 primarily resulted from lower disconnects among the Company’s national rate plan customers, fewer involuntary disconnects and the effects of the new advertising campaign.  Total churn increased in both 2003 periods primarily resulting from an increase in the actual number of prepaid customer disconnects during the three and nine month periods ended September 30, 2003, as compared to the same periods in 2002, primarily driven by the Company’s decision to phase-out offering unlimited prepaid service in 11 markets.  Customers subscribing to these prepaid plans represent less than one percent of the Company’s total wireless customer base.

Wireless revenues and sales increased $139.2 million, or 13 percent, and $495.6 million, or 16 percent, for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  Service revenues increased $110.6 million, or 11 percent, and $404.9 million, or 14 percent, and product sales revenues increased $28.6 million, or 70 percent, and $90.7 million, or 85 percent, in the three and nine month periods ended September 30, 2003, respectively, when compared to the same periods of 2002.

Service revenues increased in both 2003 periods primarily resulting from growth in ALLTEL’s customer base and the resulting increases in access revenues.  The acquisitions of wireless properties in Arizona, Michigan, Mississippi, Wisconsin and from CenturyTel accounted for approximately $54.7 million and $277.0 million of the overall increases in service revenues for the three and nine month periods ended September 30, 2003, respectively.  In addition to the effects of the acquisitions, access revenues increased $63.4 million and $159.7 million in the three and nine month periods of 2003, respectively, primarily because of nonacquisition-related customer growth, increased sales of the Company’s higher-yield Total and National Freedom rate plans and continued growth in average monthly minutes of use per customer.  Service revenues in both 2003 periods also reflected increases in revenues earned from data messaging services and from the sale of enhanced services, including call identification, voicemail and equipment protection plans.  Revenues from data and enhanced services increased $11.3 million and $32.3 million in the three and nine month periods ended September 30, 2003, respectively, reflecting increased demand for these service offerings.  In addition, service revenues for both 2003 periods reflected increases in the amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003.

Service revenue growth in the three and nine month periods ended September 30, 2003 attributable to customer growth, acquisitions, increased access revenues and regulatory fees, and additional revenues earned from data and enhanced services was partially offset by lower airtime and retail roaming revenues of $26.3 million and $91.0 million, respectively.  The decreases in airtime and retail roaming revenues primarily reflected the expansion of local, regional and national calling areas and a decrease in wholesale roaming rates.

Average revenue per customer per month in the three and nine month periods ended September 30, 2003 increased 3 percent and 1 percent, respectively, compared to the corresponding periods of 2002.  The increases in both 2003 periods primarily resulted from increased sales of the Company’s higher-yield Total and National Freedom rate plans and growth in average minutes of use per customer per month, partially offset by decreased wholesale roaming rates and slightly dilutive effects of migrating the acquired CenturyTel markets to ALLTEL’s roaming rate structure.  The increase in regulatory mandate fees billed to customers did not have a significant impact on average revenue per customer per month for the three and nine month periods ended September 30, 2003.  Growth in service revenues and average revenue per customer per month during 2003 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling data and additional enhanced services.

The increases in product sales in both 2003 periods primarily resulted from higher retail prices, growth in gross customer additions and increased retention efforts by the Company focused on migrating existing wireless customers to new digital technologies.  In addition, the acquisitions of wireless properties discussed above accounted for approximately $6.5 million and $18.1 million of the overall increases in product sales in the three and nine month periods ended September 30, 2003, respectively.

Cost of services increased $7.5 million and $66.6 million, or 2 percent and 7 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002.  The wireless property acquisitions accounted for $17.5 million and $87.1 million of the overall increases in cost of services in the three and nine month periods ended September 30, 2003, respectively.  In addition to the effects of the acquisitions, cost of services reflected increases in network-related costs of $7.9 million and $31.4 million in the three and nine months ended September 30, 2003, respectively, primarily as a result of increased network traffic from customer growth and expansion of calling areas. The increases in cost of services in both 2003 periods attributable to acquisitions and increased network-related costs were partially offset by decreases in bad debt expense.  Compared to the same periods of 2002, bad debt expense decreased $20.5 million and $53.3 million in the three and nine month periods ended September 30, 2003, respectively.  The reductions in bad debt expense in both 2003 periods primarily resulted from the Company’s continued efforts to reduce losses sustained from bad debts by monitoring its customer credit policies, evaluating minimum deposit requirements for high-credit risk customers, and improving collection practices by adding new technologies and proactively managing the efforts of the Company’s collection agencies.

Cost of products sold increased $39.2 million and $89.6 million, or 38 percent and 28 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The acquisitions of wireless properties accounted for approximately $13.1 million and $39.5 million of the overall increases in cost of products sold in the three and nine month periods ended September 30, 2003, respectively.  In addition to the effects of the acquisitions, cost of products sold increased in both 2003 periods primarily as a result of growth in gross customer activations, the selling of higher-priced digital phones and the Company’s continuing efforts to migrate customers from analog to digital equipment as part of ALLTEL’s customer retention efforts.

Selling, general, administrative and other expenses increased $61.3 million and $197.0 million, or 24 percent and 28 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The acquisitions of wireless properties accounted for approximately $23.1 million and $90.5 million of the overall increases in selling, general, administrative and other expenses in the three and nine month periods ended September 30,

2003, respectively.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for the three and nine month periods of 2003 also reflected increases in regulatory fees, advertising costs, data processing charges and general and administrative expenses.  Costs associated with regulatory fees, principally related to the Universal Service Fund, increased $14.4 million and $24.3 million in the three and nine month periods of 2003, respectively, primarily due to changes in FCC regulations effective April 1, 2003.  Advertising costs also increased $9.1 million and $19.7 million in the three and nine month periods ended September 30, 2003, respectively, primarily due to increased promotional activities, including the launch of a new advertising campaign, as previously discussed.  Data processing costs also increased $3.6 million and $10.4 million in the three and nine month periods of 2003, respectively, consistent with non-acquisition-related customer growth.  General and administrative expenses increased $10.7 million and $37.6 million in the three and nine month periods of 2003, respectively, primarily due to additional costs incurred to complete, for various pre-2003 acquisitions, the conversion of these operations to ALLTEL’s billing and operational support systems.

Depreciation and amortization expense increased $19.6 million and $77.3 million, or 13 percent and 18 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The acquisitions of wireless properties accounted for approximately $9.7 million and $35.8 million of the overall increases in depreciation and amortization expense in the three and nine month periods ended September 30, 2003, respectively.  In addition to the effects of the acquisitions, depreciation and amortization expense increased in both 2003 periods primarily as a result of growth in wireless plant in service consistent with ALLTEL’s plans to expand and upgrade its network facilities.

Primarily as a result of growth in revenues and sales as discussed above, wireless segment income increased $11.6 million and $65.1 million, or 5 percent and 9 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The wireless property acquisitions accounted for approximately $42.2 million of the overall increase in wireless segment income in the nine month period ended September 30, 2003.  Although revenues and sales attributable to the wireless property acquisitions increased $61.2 million in the three month period of 2003, the corresponding increase in operating expenses of $63.4 million more than offset the growth in revenues.  The reduction in operating margin in the three month period of 2003 attributable to the acquisitions primarily reflected the effects of transitioning the acquired CenturyTel properties to ALLTEL’s negotiated wholesale roaming rates, increased selling-related expenses due to volume growth in new customer activations and the additional costs incurred to convert the acquired operations to ALLTEL’s billing and operational support systems.

Cost to acquire a new customer is used to measure the average cost of adding a new customer and represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  Cost to acquire a new customer decreased in both the three and nine month periods ended September 30, 2003 primarily due to the effects of spreading the customer acquisition costs over a proportionately higher number of gross customer additions as compared to the corresponding periods of 2002.  In addition, reduced subsidies on the sale of wireless handsets to new customers, partially offset by the increase in advertising costs previously discussed also contributed to the overall decreases in cost to acquire a new customer in both 2003 periods.  The improved margins on the sale of wireless handsets primarily reflected increased retail prices associated with the selling of higher-priced digital phones and the effects of increased vendor rebates and purchase volume discounts received by ALLTEL.

Set forth below is a summary of the integration expenses and other charges related to the wireless operations that were not included in the determination of segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$—	$0.2	$1.3	$6.4
Lease and contract termination costs	—	(0.3)	—	5.2
Write-down of cell site equipment	—	—	—	7.1
Write-down of software development costs	—	—	7.6	0.3
Branding and signage expense	—	4.1	—	4.1
Computer system conversion and other integration costs	—	2.2	—	4.1
Total integration expenses and other charges	$—	$6.2	$8.9	$27.2

Regulatory Matters-Wireless Operations

The Company is subject to regulation by the FCC as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers.  Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers, although a FCC decision issued on referral from the U.S. District Court for the Western District Court of Missouri (the “State District Court”) noted that wireless operators are not precluded from billing these access charges.  Oral arguments in the State District Court proceeding concerning the collection of access charges by wireless carriers from interexchange carriers are scheduled for later this year.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  A further notice of proposed rulemaking on this matter is expected in the first quarter of 2004.  Individual wireless carriers have filed a number of petitions with the FCC seeking determinations as to the type and amount of compensation due to and from local exchange carriers and/or interexchange carriers for the termination of traffic.  Further, various wireline companies have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from and pays compensation to other carriers as well as its wireless customers.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes would be on its wireless revenues and expenses.

Under rules established by the FCC, Cellular Radiotelephone Service (“CRS”) and PCS providers were required, as of November 24, 2002, to participate in a nationwide number conservation program known as thousand block number pooling in accordance with roll-out schedules established by the FCC.  These providers must modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.  Number pooling is a FCC-mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.  In a decision released June 18, 2003, the FCC affirmed that all carriers must participate in the nationwide pooling roll-out.  The FCC exempted small and rural Commercial Mobile Radio Services (“CMRS”) and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier.

FCC rules also require that CMRS providers implement wireless local number portability (“WLNP”), to permit customers to retain their existing telephone number when moving from one telecommunications carrier to another.  On July 26, 2002, the FCC extended the date for compliance with the FCC requirements for WLNP by one year to November 24, 2003.  The FCC, on June 18, 2003, released the rules governing the number of Metropolitan Statistical Areas (“MSAs”) in which WLNP must be deployed, as well as the process for triggering a carrier’s obligation to provide WLNP in markets both within those MSAs and otherwise.  The FCC retained the requirement that carriers implement WLNP based upon the specific request of another carrier and gave the state public service commissions authority to require CMRS carriers to implement WLNP in any market within the top 100 MSAs in which they provide service and for which a request was not received from a competing carrier.

On October 7, 2003, the FCC released a decision providing guidance to carriers on certain WLNP implementation issues that had been raised in two petitions for declaratory rulings filed by the Cellular Telecommunications Industry Association (“CTIA”) and to resolve related issues raised through the appeal of a July 3, 2003 letter from the Chief of the Wireless Telecommunications Bureau of the FCC.  In general, the FCC decision noted that porting numbers between carriers should be performed without obstruction, including any delay related to efforts to collect outstanding balances; porting intervals should be governed by a “reasonableness standard” using the industry’s suggested 2.5 hour porting interval as the reference point; written interconnection agreements between carriers involved in porting are not required; and carriers must continue to support nationwide roaming.

On June 6, 2003, the U.S. Court of Appeals for the District of Columbia Circuit (the “U.S. District Court”) ruled on the appeal of the FCC’s decision denying Verizon Wireless’ petition seeking forbearance of the CMRS carriers’ obligation to provide WLNP.  The U.S. District Court found that the FCC’s refusal to forbear was reasonable inasmuch as WLNP was useful and necessary to further the public interest under Section 10 of the Communications Act of 1934 (the “34 Act”).  The U.S. District Court, however, did not rule on whether the FCC was empowered by Congress to require WLNP, finding that challenge to the FCC’s authority was not properly placed before it.  Since the U.S. District Court’s decision, numerous petitions, including the CTIA petitions for declaratory ruling, were filed with the FCC seeking guidance on the terms and conditions under which carriers will implement WLNP, as well as questioning the FCC’s underlying authority to require implementation.  In response to the FCC inaction on the petitions, the petitioners sought mandamus orders from the U.S. District Court to compel FCC action.  On October 28, 2003, the U.S. District Court denied the carrier’s petition for mandamus asserting that the FCC lacked authority to impose WLNP obligations on wireless carriers.  The petition for mandamus filed by CTIA remains pending before the U.S. District Court.

 On November 10, 2003, the FCC released a decision addressing the CTIA petitions and providing guidance on wireline to wireless porting, which is referred to as "intermodal porting". The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned. Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting. The Company believes the FCC's guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers, although the FCC left issues governing the payment of call routing costs to another pending proceeding. This requirement will take effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and on May 24, 2003 for wireline carriers operating in markets below the top 100 MSAs. While the CTIA petition for mandamus remains pending before the U.S. District Court, the Company believes that the recent FCC action effectively renders it moot, although the U.S. District Court could rule on the petition at any time. At this time, the Company cannot determine whether any carrier will appeal the FCC's decision, what the basis of any such appeal would be, or the potential outcome of any such appeal.  The Company at this time cannot fully quantify the effects on its communications operations of implementing WLNP, although it is likely that these requirements would result in a significant increase in both its operating costs and customer churn rates.

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

On April 14, 2003, the Company filed petitions with the FCC seeking status as an Eligible Telecommunications Carrier (“ETC”) in the states of Alabama and Virginia in order to obtain high cost loop support for both rural and non-rural areas from the federal Universal Service Fund (“USF”).  Various carriers and associations have submitted comments to the FCC on these applications both in support and opposition to ALLTEL’s requested ETC status.  Additional filings with the FCC for ETC status in the states of Georgia and North Carolina were made on August 26, 2003, and an application for ETC status in the State of Florida is expected to be filed shortly.  ALLTEL has filed and received approval of applications for ETC designation in Michigan, Wisconsin and West Virginia.  Further, ALLTEL is currently pursuing ETC designation by the state commission in six other states in which the Company provides wireless service, and anticipates filing in other states very soon.  Although status as an ETC would qualify the Company for USF funds, any resulting subsidies would likely not commence until the beginning of 2004.  The FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

In July 2003, the FCC unanimously adopted an order modifying the wireless phone exemption to the Hearing Aid Compatibility Act and adopted requirements governing the compatibility of hearing aids and wireless phones.  The decision requires that interference to hearing aids from digital wireless phones be reduced, and that carriers make available wireless phone models engineered to reduce radio frequency interference to hearing aids.  In October 2003, the FCC issued its long awaited order in the proceeding governing the sale or leasing of spectrum in the secondary market.  The decision revises standards for transfer of control and provides new options for the lease of spectrum to providers of new wireless technologies.  At this time, ALLTEL has not fully evaluated the effects, if any, that these orders may have on ALLTEL’s existing wireless operations.

Communications-Wireline Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, access lines in thousands)	2003	2002	2003	2002
Revenues and sales:
Local service	$283.9	$269.5	$854.1	$732.3
Network access and long-distance	260.3	249.8	784.0	681.7
Miscellaneous	61.0	56.4	182.2	158.0
Total revenues and sales	605.2	575.7	1,820.3	1,572.0
Costs and expenses:
Cost of services	195.7	171.2	563.3	469.5
Cost of products sold	7.4	6.5	21.6	17.5
Selling, general, administrative and other	63.5	65.9	193.9	181.9
Depreciation and amortization	131.2	123.4	394.5	333.8
Total costs and expenses	397.8	367.0	1,173.3	1,002.7
Segment income	$207.4	$208.7	$647.0	$569.3
Access lines in service (excludes DSL lines)	3,121.7	3,188.9	—	—

Wireline operations consist of the Company’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations.  Wireline revenues and sales increased $29.5 million, or 5 percent, and $248.3 million, or 16 percent, in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  Customer access lines decreased approximately 2 percent during the twelve months ended September 30, 2003, reflecting declines in both primary and secondary access lines and ALLTEL’s decision to exit CLEC markets in seven states, as previously discussed. The Company lost approximately 12,000 and 45,000 access lines during the three and nine months ended September 30, 2003, respectively.  The declines in access lines in both 2003 periods reflected the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects access line growth during the balance of 2003 to continue to be affected by wireless and broadband substitution.

To maintain revenue growth in 2003, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services (digital subscriber line or “DSL”).  Deployment of DSL service is an important strategic initiative for ALLTEL.  Currently, DSL service is available to approximately 1.9 million of the Company’s wireline customers.  During the third quarter of 2003, the Company added approximately 25,000 DSL customers, continuing a year-long trend of strong growth in this service offering.  For the twelve months ended September 30, 2003, the number of DSL customers has more than doubled to approximately 130,000 customers, or 7 percent of the Company’s addressable access lines.  The growth rate in the Company’s DSL customers significantly outpaced the rate of decline in customer access lines discussed above.

Local service revenues increased $14.4 million, or 5 percent, and $121.8 million, or 17 percent, in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  The acquisition of wireline properties in Kentucky accounted for $15.4 million and $122.1 million of the overall increases in local service revenues in the three and nine months ended September 30, 2003, respectively.  In addition to the effects of the acquisition, local service revenues in both 2003 periods also reflected growth in revenues derived from the sales of enhanced products and services, reflecting increased demand for these services.  Revenues from these enhanced services increased $2.4 million and $7.3 million in the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  The increases in local service revenues in the three and nine month periods of 2003 attributable to the Kentucky acquisition and additional revenues earned from enhanced products and services were partially offset by the effects of the overall decline in primary and secondary access lines noted above.

Network access and long-distance revenues increased $10.5 million, or 4 percent, and $102.3 million, or 15 percent, in the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $15.8 million and $111.2 million of the overall increases in network access and long-distance revenues in the three and nine months ended September 30, 2003, respectively.  In addition to the effects of the acquisition, network access and long-distance revenues in 2003 also reflected growth in revenues from data services of $3.9 million and $9.6 million in the three and nine months ended September 30, 2003, respectively, reflecting increased demand for these services.  The increases in network access and long-distance revenues attributable to the acquisition and growth in data services were partially offset by reductions in intrastate network access usage and toll revenues, which decreased $5.9 million and $16.8 million in the three and nine months ended September 30, 2003, respectively, consistent with the overall decline in primary and secondary access lines discussed above.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and revenues derived from Internet services. Miscellaneous revenues increased $4.6 million, or 8 percent, and $24.2 million, or 15 percent, in the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $2.3 million and $18.7 million of the overall increases in miscellaneous revenues in the three and nine months ended September 30, 2003, respectively.  In addition to the effects of the acquisition, miscellaneous revenues for both 2003 periods also reflected growth in revenues derived from Internet services, partially offset by a decrease in revenues earned from billing and collection services.  Revenues from Internet services increased $3.8 million and $9.0 million in the three and nine months ended September 30, 2003, respectively, primarily due to customer growth.  The decreases in revenues from billing and collection services for both 2003 periods were consistent with the overall decline in toll revenues previously discussed.

Cost of services increased $24.5 million, or 14 percent, and $93.8 million, or 20 percent, in the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $25.7 million and $103.4 million of the overall increases in cost of services in the three and nine months ended September 30, 2003, respectively.  Included in cost of services for the acquired wireline properties in Kentucky were $6.0 million of additional maintenance costs incurred during the first quarter of 2003 to repair damage caused by severe winter storms.  In addition, cost of services for both the three and nine months ended September 30, 2003 included incremental expenses of approximately $10.6 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America.  The Company expects to incur an additional $2.0 million of incremental expenses in the fourth quarter of 2003 in transitioning these employees back into the workforce.  Cost of services for the nine months ended September 30, 2002 included a $10.9 million write-down of receivables due to an interexchange carrier’s bankruptcy filing.

Compared to the same periods of 2002, cost of products sold increased slightly in the three month period and increased $4.1 million, or 23 percent, in the nine month period ended September 30, 2003.  The acquisition of wireline properties in Kentucky accounted for $4.7 million of the overall increase in cost of products sold in the nine month period of 2003.

Selling, general, administrative and other expenses decreased $2.4 million, or 4 percent, in the three month period and increased $12.0 million, or 7 percent, in the nine month period ended September 30, 2003 compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $2.4 million and $24.5 million of the overall increases in selling, general, administrative and other expenses in the three and nine month periods of 2003, respectively.  The increases attributable to the acquisition were partially offset by reductions in data processing charges, which decreased $4.7 million and $13.5 million in the three and nine months ended September 30, 2003, respectively.  Depreciation and amortization expense increased $7.8 million, or 6 percent, and $60.7 million, or 18 percent, in the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  Depreciation expense increased in both periods of 2003 due to growth in wireline plant in service and additional depreciation attributable to the acquisition of wireline properties in Kentucky.  The acquisition accounted for $9.1 million and $57.3 million of the overall increases in depreciation and amortization expense in the three and nine months ended September 30, 2003, respectively.

Wireline segment income decreased $1.3 million, or 1 percent, and increased $77.7 million, or 14 percent, in the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  The acquisition of wireline properties in Kentucky accounted for $4.6 million of the overall decrease and $62.1 million of the overall increase in segment income in the three and nine month periods of 2003, respectively.  The decrease in segment income in the three month period of 2003 attributable to the acquisition primarily reflected the effect of the incremental strike-related expenses discussed above.  The adverse effects of the strike-related costs on wireline segment income were partially offset in both 2003 periods by cost savings resulting from the Company’s continued efforts to control operating expenses.

Set forth below is a summary of the integration expenses and other charges related to the wireline operations that were not included in the determination of segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$—	$0.1	$7.0	$7.1
Lease and contract termination costs	—	1.7	—	5.8
Write-down of software development costs	—	—	1.8	4.1
Computer system conversion and other integration costs	—	6.5	—	17.0
Branding and signage expense	—	3.7	—	3.7
Equipment removal and other disposal costs	—	—	—	2.2
Total integration expenses and other charges	$—	$12.0	$8.8	$39.9

Regulatory Matters - Wireline Operations

Except for the Kentucky properties acquired from Verizon and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  The Company periodically reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  ALLTEL’s ILEC operations have begun to experience some competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through September 30, 2003, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the future.  If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations.  The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $156.0 million as of September 30, 2003.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.  Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which the Company’s ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions.  The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate.  The Nebraska ILEC properties and the recently acquired Kentucky properties operate under interstate price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of the “all or nothing” rule with respect to the Nebraska ILEC properties, and in the same order, the FCC granted a waiver of the “all or nothing” rule with respect to the acquired Kentucky properties.  The waivers permit price cap regulation for these two properties while retaining rate-of-return regulation for the Company’s other ILEC properties.  Both waivers will remain in effect until the FCC completes its pending review to either modify or eliminate the “all-or-nothing” rule.  The “all-or-nothing” rule was originally intended to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.

A number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls.  This service, commonly know as voice-over-Internet-protocol (“VoIP”) telephony, is challenging existing regulatory definitions.  Several state public utility commissions have initiated proceedings to analyze VoIP and its regulatory classification.  The U.S. District Court for the District of Minnesota reversed a Minnesota Public Utility Commission (“Minnesota PUC”) decision and found that VoIP is an information service rather than a telecommunications service and is not subject to state regulation.  The Minnesota PUC is seeking reconsideration of the court decision.  The VoIP provider involved in this Minnesota PUC case has asked the FCC to also overrule the Minnesota PUC decision.  In response to the request from the VoIP provider and other requests for determination of VoIP-related issues, the FCC is expected to initiate a rulemaking with respect to VoIP that will likely address the effect of VoIP on universal service, inter-carrier compensation and emergency services.  At this time ALLTEL cannot determine the results of these proceedings or evaluate the impact that such decisions will have upon ALLTEL’s operations.

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

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years.  The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on embedded costs.  At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent plan for rural carriers.  On December 13, 2002, the FCC released its interim USF contribution report and order and further notice of proposed rulemaking.  Under this ruling, the method for providing federal USF contributions changed from the historical interstate revenue-based arrangement to contributions based on projected revenues.  In addition, on April 1, 2003, the USF line item on the customer bill was adjusted to reflect only the USF contribution obligation of the carrier.  In the further notice of proposed rulemaking, the FCC has indicated it continues to consider adopting a permanent plan for USF contributions and assessment methodology.  Three “connections-based” proposals have been offered as long-term replacements in addition to the continuation of a revenue-based assessment methodology.  The proposed connection-based methods would establish a universal service charge based either on the number of customer connections, the capacity and nature of the connection, or on working telephone numbers.  The interim universal service changes have not had a material adverse effect on the Company’s wireline operations.  ALLTEL cannot predict at this time the impact to its wireline operations of any permanent USF contribution plan that the FCC might adopt.

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

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC’s policies on unbundled network elements (“UNEs”) including UNE-P.  UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate.  The rulemaking asks whether the FCC should retain, modify, or eliminate its existing definitions and requirements for unbundled network elements.  On February 20, 2003, and in response to the remand of the United States Court of Appeals for the District of Columbia circuit (the “U.S. District Court”), the FCC indicated it was adopting new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  On August 21, 2003, and in response to the remand of the U.S. District Court, the FCC released new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors. The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching.  The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers.” The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets respectively.  The FCC found that CLECs were not impaired without access to local circuit switching when serving digital signals supporting 24 voice conversations or “DS1” and higher “enterprise market” customers on a national level.  CLECs, however, were found to be impaired on a national level without access to local switching when serving “mass market” customers.  State commissions will have 90 days to ask the FCC to waive the finding of no impairment without switching for “enterprise market” customers served by DS1 capacity lines.  The FCC presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching is subject to a more granular nine month review by state commissions pursuant to FCC-established triggers and other economic and operational criteria. The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements, and has released a second, separate notice of proposed rulemaking to review the rules that establish the wholesale pricing of UNEs.

In addition, the FCC indicated it would take the following actions:

•      ILECs would not be required to unbundle packet switching as a stand-alone network element.

•      The order clarified two key components of the FCC’s total element long-run incremental cost methodology (“TELRIC”) pricing rules.  First, the FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market.  Second, the FCC declined to mandate the use of any particular set of asset lives for depreciation, but clarified that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.

•      The FCC continued its prior position of not permitting CLECs to avoid any liability under contractual early termination clauses in the event a competitive local exchange carrier converts a special access circuit to an UNE.

ALLTEL is monitoring the state commissions (and will participate in proceedings as needed) as they undertake the 90 day and nine month analyses where necessary to establish rules or make determinations as directed by the triennial review order.  Additionally, numerous suits and petitions have been filed in the courts and with the FCC challenging many of the findings in the triennial review order and seeking a stay on certain portions of the order.  Until all of these proceedings are concluded, the impact of this order, if any, on ALLTEL’s ILEC operations cannot be determined.

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities.  In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an “information service” rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.  The FCC sought comments on their tentative conclusion, but has not reached a final order.  In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service.  The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order.  On October 6, 2003, however, the U.S. Court of Appeals for the Ninth Circuit rejected the FCC’s classification of cable modem service as solely an unregulated “information service” finding a portion of the service to be “telecommunications service”.  At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

Section 251(b) of the 34 Act, as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier. Wireless carriers are generally defined as "telecommunications carriers" under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as "intermodal porting". The terms and conditions for intermodal porting were the subject of CTIA's petitions for declaratory ruling and related petition for mandamus before the U.S. District Court seeking to compel FCC action on CTIA's petitions. Most significantly, the CTIA petitions sought rulings on: 1) the ability of wireline carriers to port numbers to wireless carriers across traditional rate center boundaries; 2) the porting interval for such ports; and 3) the absence of any need for direct interconnection arrangements between wireline carriers porting number out and wireless carriers receiving the number. As previously discussed, on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues and addressing the CTIA petitions. The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned. Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting. The Company believes the FCC's guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers, although the FCC left issues governing the payment of call routing costs to another pending proceeding. This requirement will take effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and on May 24, 2003 for wireline carriers operating in markets below the top 100 MSAs. While the CTIA petition for mandamus remains pending before the U.S. District Court, the Company believes that the recent FCC action effectively renders it moot, although the U.S. District Court could rule on the petition at any time. The Company operates both wireline and wireless businesses and cannot forecast the net effect of intermodal porting on its business as a whole. The majority of the Company's wireline operations are conducted in markets below the top 100 MSAs that will be subject to the later, May 24, 2004 implementation date for intermodal porting. The Company cannot determine at this time whether any carrier will appeal the FCC's decision, what the basis of any such appeal would be, or the outcome of any such appeal.  Futhermore, the Company at this time cannot fully quantify the effects on its wireline operations of implementing intermodal porting, although it is likely that these requirements will adversely affect both its operating costs and customer growth rates.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except customers in thousands)	2003	2002	2003	2002
Revenues and sales:
Product distribution	$107.3	$102.1	$301.2	$277.0
Long-distance and network management services	80.0	81.8	242.1	236.1
Telecommunications information services	28.8	30.0	81.0	89.8
Directory publishing	27.9	25.1	87.6	87.8
Total revenues and sales	244.0	239.0	711.9	690.7
Costs and expenses:
Cost of services	75.3	72.7	220.0	219.5
Cost of products sold	123.6	116.3	355.4	326.7
Selling, general, administrative and other	15.9	17.9	50.7	54.1
Depreciation and amortization	8.9	9.6	27.0	28.1
Total costs and expenses	223.7	216.5	653.1	628.4
Segment income	$20.3	$22.5	$58.8	$62.3
Long-distance customers	1,669.8	1,461.7	—	—

Communications support services revenues and sales increased $5.0 million, or 2 percent, and $21.2 million, or 3 percent, for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods of 2002.  As noted in the table above, the increases in revenues and sales in the three and nine month periods of 2003 primarily reflected growth in sales of telecommunications and data products.  Sales of telecommunications and data products increased $5.2 million and $24.2 million in the three and nine month periods of 2003, respectively, compared to the same periods of 2002.  Sales to non-affiliates increased $17.9 million and $46.6 million, in the three and nine month periods of 2003, respectively, primarily reflecting increased sales of wireless handsets to retailers and other distributors.  Conversely, the general reduction in capital spending by telecommunications companies adversely affected sales to non-affiliates in both 2003 periods, reflecting current economic conditions and the industry’s emphasis on controlling costs.  For the three and nine month periods of 2003, sales to affiliates decreased $12.6 million and $22.3 million, respectively, primarily due to timing differences in the purchases of materials and equipment related to long-term construction projects.  Compared to the same periods of 2002, revenues from long-distance and network management services decreased $1.8 million and increased $6.0 million in the three and nine month periods of 2003, respectively.  The decrease in the three month period of 2003 primarily reflected declines in customer billing rates due to competition, the effects of which were more than offset in the nine month period of 2003 by the 14 percent growth in ALLTEL’s customer base for long-distance services.  Telecommunications information services revenues decreased $1.2 million and $8.8 million in the three and nine month periods of 2003, respectively, compared to the same periods of 2002.  The decreases reflected a reduction in programming services provided to one customer, lost operations resulting from a contract termination and the completion in 2002 of customer specific conversion projects and other transitional services.  Directory publishing revenues increased $2.8 million in the three month period of 2003 and decreased slightly in the nine month period of 2003, as compared to the same periods of 2002.  Directory publishing revenues for the three and nine month periods of 2003 included additional revenues of $2.9 million and $3.7 million, respectively, resulting from growth in the number of directory contracts published.  The revenues earned from these additional contracts were partially offset in the three month period and fully offset in the nine month period due to a change in accounting for directory contracts in which the Company has a secondary delivery obligation.  ALLTEL began deferring a portion of its revenues and related costs to provide for secondary deliveries effective January 1, 2003.

Although revenues and sales increased in both the three and nine month periods of 2003 compared to the same periods of 2002, communications support services segment income decreased in both 2003 periods primarily due to lower profit margins realized by the product distribution and directory publishing operations.  Profit margins for the product distribution operations decreased in both 2003 periods due to a shift in the mix of products sold to non-affiliates, as a proportionately higher percentage of these sales consisted of lower margin wireless handsets as noted above.  Profit margins for the directory publishing operations reflected increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for a limited number of directory contracts to be published in 2003.  Currently, these directory publishing services are contracted out to a third party.

Set forth below is a summary of the integration expenses and other charges related to the communications support services operations that were not included in the determination of segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2003	2002	2003	2002
Severance and employee benefit costs	$—	$1.6	$—	$1.8
Lease and contract termination costs	—	0.8	(0.5)	3.6
Write-down of software development costs	—	—	3.8	—
Total integration expenses and other charges	$—	$2.4	$3.3	$5.4

Corporate Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2003	2002	2003	2002
Corporate expenses	$9.4	$8.6	$29.3	$25.7
Integration expenses and other charges	—	20.5	19.0	72.4
Total corporate operations	$9.4	$29.1	$48.3	$98.1

As indicated in the table above, corporate operations included integration expenses and other charges that are not allocated to the Company’s business segments, as previously discussed.  Corporate expenses increased in the three and nine month periods of 2003 primarily resulting from increases in employee-related benefit costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(Millions, except per share amounts)	2003	2002
Cash flows from (used in):
Operating activities	$1,850.6	$1,738.0
Investing activities	(972.2)	(4,214.9)
Financing activities	(1,085.0)	2,448.0
Discontinued operations	638.2	38.0
Effect of exchange rate changes	0.7	2.6
Change in cash and short-term investments	$432.3	$11.7
Total capital structure (a)	$12,695.4	$12,732.9
Percent of equity to total capital (b)	53.6%	45.9%
Book value per share (c)	$21.79	$18.79

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

Operating Activities

Cash provided from operations continued to be ALLTEL’s primary source of liquidity.  The increase in the nine month period ended September 30, 2003 reflected growth in earnings of the Company before depreciation and amortization, interest expense and income taxes.  The increase in cash provided from operations resulting from earnings growth in 2003 was partially offset by changes in working capital requirements, including timing differences in the billing and collection of accounts receivable and the payment of trade payables and other accrued liabilities.

Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures for the nine months ended September 30, 2003 were $806.5 million compared to $853.6 million for the same period in 2002.  Capital expenditures for 2003 were incurred by ALLTEL to construct additional network facilities, to deploy digital wireless technology in the Company’s existing and newly acquired wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL and local competitive access services.  ALLTEL funded most of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the nine months ended September 30, 2003 were $44.6 million compared to $49.4 million for the same period in 2002.  Capitalized software development costs for 2002 included additional spending for the development and enhancement of internal use software to support the Company’s retail operations.  Spending levels in 2003 for capitalized software development costs reflected the completion of these projects during 2002.  The Company expects capital expenditures including capitalized software development costs to be approximately $1.2 to $1.3 billion for 2003, which will be funded primarily from internally generated funds.

Cash outlays for the purchase of property were $160.6 million for the nine months ended September 30, 2003, compared to $3,337.1 million for the same period of 2002.  During the first nine months of 2003, ALLTEL purchased wireless properties in Arizona and Mississippi for $87.4 million in cash, acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash, and purchased additional ownership interests in wireless properties in Mississippi, New Mexico, Virginia and Wisconsin for $13.2 million in cash.  Conversely, during the first nine months of 2002, ALLTEL completed the purchase of wireline properties in Kentucky from Verizon for $1,733.7 million ($1,927.2 million total purchase price less $193.5 million deposit including accrued interest paid in October 2001) and the wireless assets of CenturyTel for $1,568.3 million.  In addition, ALLTEL purchased a wireline property in Georgia for $18.0 million and acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas for $17.1 million.

Cash flows from investing activities for the nine months ended September 30, 2002 included $7.5 million of advance lease payments received from American Tower for the leasing of cell site towers.  In December 2000, ALLTEL signed an agreement to lease American Tower certain of the Company’s cell site towers in exchange for cash paid in advance.  In turn, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement.  During February 2002, the Company closed on the remaining towers under this agreement.  Upon completion of this transaction, ALLTEL had leased 1,773 cell site towers to American Tower.

Investing activities for the nine months ended September 30, 2003 and 2002 also included proceeds from the return on investments of $34.3 million and $31.5 million, respectively.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.  The decrease in 2003 primarily reflected ALLTEL’s acquisitions of the remaining ownership interest in two wireless properties in Michigan and of a controlling interest in a Wisconsin wireless partnership completed during the first nine months of 2003, as previously discussed.

Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL.  Common and preferred dividend payments were $327.2 million for the nine months ended September 30, 2003 compared to $317.2 million for the same period in 2002.  The increase in dividend payments in 2003 primarily reflected growth in the annual dividend rate on ALLTEL’s common stock.  On October 23, 2003, the Company’s Board of Directors increased the quarterly common stock dividend rate 6 percent from $.35 to $.37 per share.  This action raised the annual dividend rate to $1.48 per share and marked the 43rd consecutive year in which ALLTEL has increased its common stock dividend.  The Company expects to continue the payment of cash dividends during the balance of 2003.

ALLTEL’s maximum borrowing capacity under its commercial paper program is $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  ALLTEL has a $1.0 billion line of credit under a revolving credit agreement of which $50.0 million was set to expire in October 2003 and $950.0 million would expire in October

2005.  On August 29, 2003, the Company amended this revolving credit agreement such that the expiration date of the entire $1.0 billion line of credit is now October 1, 2005.  On July 31, 2002, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that expired on July 30, 2003.  On July 30, 2003, the Company entered into a new $500.0 million, 364-day revolving credit agreement that will expire on July 28, 2004, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2005.  No borrowings were outstanding under the revolving credit agreements as of September 30, 2003, December 31, 2002 or September 30, 2002.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  No commercial paper borrowings were outstanding at September 30, 2003.  Commercial paper borrowings outstanding at December 31, 2002, September 30, 2002 and December 31, 2001 were $25.0 million, $250.6 million and $230.1 million, respectively.  During 2003, the Company incurred additional commercial paper borrowings to fund the wireless property acquisitions in Arizona, Mississippi and Michigan, as previously discussed, and to retire a $450.0 million, 7.125 percent senior unsecured note that was due March 1, 2003.  As previously discussed, during the second quarter of 2003, the Company repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds ALLTEL received in connection with the April 1, 2003, sale of the financial services division of its information services subsidiary to Fidelity National.  ALLTEL used a portion of the cash proceeds from the sale to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs as further discussed below.

Retirements of long-term debt were $744.3 million and $35.0 million for the nine months ended September 30, 2003 and 2002, respectively.  Retirements of long-term debt in 2003 included the repayment of a $450.0 million unsecured note due March 1, 2003 and the retirement of $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  Retirements of long-term debt in 2003 also included the net reduction from December 31, 2002 in commercial paper borrowings of $25.0 million.  Additional scheduled long-term debt retirements, net of commercial paper activity and the prepayment of long-term debt, amounted to $20.2 million for the nine month period of 2003 compared to $35.0 million for the same period of 2002.

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

Cash flows from financing activities also included distributions to minority investors, which amounted to $44.4 million and $41.8 million for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company believes it has sufficient cash and short-term investments on hand ($566.9 million at September 30, 2003) and has adequate operating cash flows to finance its ongoing operating requirements including capital expenditures and the payment of dividends.  Additional sources of funding available to ALLTEL include (1) borrowings available to the Company under its commercial paper program and revolving credit agreements, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at September 30, 2003 and (3) additional debt securities issued in the private placement market.

ALLTEL’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings were unchanged from December 31, 2002 and were as follows:

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

During 2002, the Company amended its $1.0 billion revolving credit agreement to conform certain of its provisions to corresponding provisions of the Company’s 364-day revolving credit agreement.  The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of September 30, 2003, the Company’s total debt to capitalization ratio was 46.1 percent.

At September 30, 2003, current maturities of long-term debt were $274.4 million and included a $250.0 million, 7.25 percent senior unsecured note due April 1, 2004.  The Company expects to fund the payment of this note at maturity through either operating cash flows, available cash on hand or refinancing all or a portion of the obligation through the issuance of additional commercial paper borrowings or other unsecured long-term debt.

In connection with the leasing of 1,773 cell site towers to American Tower during 2001 and 2002, the Company received $531.9 million of cash in advance as prepaid rent and is recognizing the proceeds as revenue on a straight-line basis over the fifteen-year lease term.  Participants in the telecommunications and cell tower industry currently are experiencing a more difficult operating and financial environment than when the tower transaction with ALLTEL was completed.  Accordingly, although ALLTEL currently considers the likelihood to be remote, in the event ALLTEL’s tower lessee were to file or become subject to bankruptcy proceedings, it is possible that the bankruptcy court could require that the tower transaction be rescinded and ALLTEL be required to refund the unutilized portion of the prepaid rent.  At September 30, 2003, deferred rental income was $455.5 million and was included in other liabilities in the accompanying unaudited consolidated balance sheet.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2003, the Company was in compliance with all of its debt covenants.  There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.  The Company does not use securitization of trade receivables, affiliation with special purpose entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any material arrangement requiring the Company to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In its Annual Report on Form 10-K for the year ended December 31, 2002, ALLTEL identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing the Company’s consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, assessing the recoverability of capitalized software development costs, accounting for pension and other postretirement benefits, and calculating depreciation and amortization expense.  There have been no material changes to ALLTEL’s critical accounting policies during the nine month period ended September 30, 2003, except for the January 1, 2003 adoption of SFAS No. 143 and EITF Issue 00-21, and the July 1, 2003 adoption of SFAS No. 150, as previously discussed under the caption “Accounting Changes”.

ALLTEL CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at September 30, 2003 are similar to the market risks discussed in ALLTEL’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates.  The Company has estimated its market risk using sensitivity analysis.  For marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices.  For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Equity Price Risk

Changes in equity prices primarily affect the fair value of ALLTEL’s investments in marketable equity securities.  Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available.  At September 30, 2003, investments of the Company were recorded at fair value of $628.7 million, compared to $325.8 million at December 31, 2002.  The increase in fair value primarily reflected the value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division, as previously discussed.  Marketable equity securities amounted to $306.7 million and included unrealized holding gains of $19.2 million at September 30, 2003.  A hypothetical 10 percent decrease in quoted market prices would result in a $30.7 million decrease in the fair value of these securities at September 30, 2003.

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

As of September 30, 2003, the Company had no borrowings outstanding under its commercial paper program.  The Company has entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable as of September 30, 2003.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.1 percent at September 30, 2003.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $10.0 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $10.0 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three and nine months ended September 30, 2003 and 2002.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

On October 3, 2002, the Environmental Protection Agency (“EPA”) served the Company with Notices of Violation of the federal Clean Air Act, the Clean Water Act and the Emergency Planning and Community Right to Know Act.  These notices resulted from an industry-wide investigation into environmental practices conducted by the EPA during 1998 to 2000 and alleged violations by the Company, dating from 1997, regarding filing and record-keeping requirements for fuel storage tanks, as well as generators and batteries used to supply emergency power at certain ALLTEL facilities.  On October 2, 2003, the Company and the EPA entered into a consent decree that requires the Company to pay penalties of $1.06 million, to implement a centralized environmental management system and to verify compliance at its facilities.

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

ALLTEL CORPORATION

FORM 10-Q

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	See the exhibits specified on the Index of Exhibits located at Page 44.

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated July 24, 2003, reporting under Item 9, Regulation FD Disclosure, that the Company furnished under Item 12 “Disclosure of Results of Operations and Financial Condition”, the Company’s Press Release announcing ALLTEL’s second quarter 2003 unaudited consolidated results of operations.

Current Report on Form 8-K dated October 23, 2003, reporting under Item 12 “Disclosure of Results of Operations and Financial Condition”, the Company’s Press Release announcing ALLTEL’s third quarter 2003 unaudited consolidated results of operations.

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
November 13, 2003

ALLTEL CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits
(10)(a)(3)

Amendment No. 2 to Amended and Restated Credit Agreement dated as of August 29, 2003 between ALLTEL Corporation and Bank of America, N.A., Bank One, NA, Citibank, N.A., Merrill Lynch Bank USA, PNC Bank, National Association, Union Bank of California, N.A., Wachovia Bank, National Association.

(10)(c)(9)	Employment Agreement by and between ALLTEL Corporation and Scott T. Ford effective as of July 24, 2003.

(10)(c)(10)	Amendment to Change in Control Agreement by and between the Company and Scott T. Ford effective as of July 24, 2003.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.