Form 10-K
period 2003-12-31
ALLTEL CORP
filed 2004-03-05
CIK 65873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES   X       NO

Aggregate market value of voting stock held by non-affiliates as of

June 30, 2003 -     $15,035,780,250

Common shares outstanding, February 24, 2004 -     311,421,490

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2004 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 30 to 36.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

THE COMPANY

GENERAL

ALLTEL Corporation (“ALLTEL” or the “Company”) is a customer-focused communications company.  The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services.  Telecommunications products are warehoused and sold by the Company’s distribution subsidiary.  A subsidiary also publishes telephone directories for affiliates and other independent telephone companies.  In addition, a subsidiary provides billing, customer care and other data processing and outsourcing services to telecommunications companies.  The Company is incorporated in the state of Delaware.

The Company’s web site address is www.alltel.com.  ALLTEL files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as various other information.  ALLTEL makes available free of charge through the Investor Relations page of its web site its annual reports, quarterly reports and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC.  In addition, on the corporate governance section of the Investor Relations page of its web site, ALLTEL makes available the Board of Director’s Amended and Restated Corporate Governance Board Guidelines and the charters for the Audit, Compensation, and Governance Committees.  ALLTEL will provide to any stockholder a copy of the Governance Board Guidelines and the Committee Charters, without charge, upon written request to Vice President-Investor Relations, ALLTEL Corporate Services, Inc., One Allied Drive, Little Rock, Arkansas  72202.

FORWARD-LOOKING STATEMENTS

This Form 10-K may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

THE COMPANY (continued)

ACQUISITIONS

On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 potential customers (“POPs”) in an Arizona Rural Service Area (“RSA”).  On February 28, 2003, the Company purchased for $64.6 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates, a privately held company.  On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties.  Through the completion of these transactions, ALLTEL added approximately 147,000 customers and expanded its wireless operations into new markets in Arizona, Michigan and Mississippi.

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications Inc. (“Verizon”) for $1.93 billion in cash.  The acquired wireline properties overlapped ALLTEL’s existing wireless service in northeastern Kentucky.

On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  In this transaction, ALLTEL added properties representing approximately 8.3 million POPs, acquired approximately 762,000 customers and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs and Personal Communications Services (“PCS”) licenses covering 1.3 million POPs in Wisconsin and Iowa.

On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas in Louisiana from SBC Communications, Inc. (“SBC”).  In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers.  The Company disposed of the paging operations in 2001.

On January 31, 2000, ALLTEL, Bell Atlantic Corporation (“Bell Atlantic”) and GTE Corporation (“GTE”) signed agreements to exchange wireless properties in 13 states.  On April 3, 2000, ALLTEL completed the initial exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa.  In addition to the exchange of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction.  On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, in which ALLTEL acquired operations in Alabama, Florida, Ohio, and South Carolina, and divested operations in Illinois, Indiana, New York and Pennsylvania.  ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million POPs.  In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million.  Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers.  During 2000, ALLTEL also acquired the remaining ownership interests in wireless properties in Florida and Georgia in which ALLTEL already owned a controlling interest.  In connection with these acquisitions, the Company paid $19.1 million in cash.

In September 1999, ALLTEL completed its mergers with Liberty Cellular, Inc. (“Liberty”) and its affiliate, KINI L.C.  Prior to the merger, Liberty provided wireless, long-distance and Internet services under the name “Kansas Cellular” to approximately 200,000 communications customers in Kansas.

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

DISPOSITIONS

In December 2003, ALLTEL sold to Convergys Information Management Group (“Convergys”) for $37.0 million in cash certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the Company’s telecommunications information services operations.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

THE COMPANY (continued)

EMPLOYEES

At December 31, 2003, the Company had 19,986 employees.  Within the Company’s work force, approximately 1,551 employees are part of collective bargaining units.  On October 1, 2003, the Company signed a new collective bargaining agreement covering approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America, ending a strike that began in early June.  During 2003, ALLTEL had no other material work stoppages due to labor disputes with its unionized employees.

ORGANIZATIONAL STRUCTURE AND OPERATING SEGMENTS

The Company has focused its communications business strategy on growing its customer base through strategic acquisitions and enhancing the value of its customer relationships by offering additional products and services and providing superior customer service.  Since 1998, the Company has significantly expanded its communications customer base.  Beginning with the 1998 merger with 360° Communications Company and continuing with the mergers with Aliant and Liberty in 1999, the property swaps completed with Bell Atlantic and GTE in 2000, and the acquisition of substantially all of CenturyTel’s wireless assets in 2002 have significantly expanded ALLTEL’s wireless business and enhanced the Company’s ability to provide multiple communications services to its customers.  The acquisition of Verizon’s wireline properties in Kentucky, completed in 2002, increased ALLTEL’s total number of wireline customers to more than 3 million.  Including customers of its wireless, wireline and long-distance services, the Company serves more than 12 million communications customers in 26 states.  ALLTEL operates its communications businesses as a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services.  In addition to its wireless, wireline and long-distance service offerings, the Company also provides Internet, high-speed data transport services (“DSL”), paging and cable television services in select markets.

ALLTEL is organized based on the products and services that it offers.  Under this organizational structure, the Company’s communications operations consist of its wireless, wireline and communications support services segments.  ALLTEL’s wireless segment consists of the Company’s cellular, PCS and paging operations.  The wireline segment consists of ALLTEL’s incumbent local exchange carrier (“ILEC”), competitive local exchange carrier (“CLEC”) and Internet access operations.  Communications support services consist of the Company’s long-distance and network management services, communications products, directory publishing operations and the retained telecommunications information services operations of ALLTEL Information Services, Inc. that were not sold to Fidelity National.  For financial information about ALLTEL’s operating segments, refer to pages F-67 to F-70 of the Financial Supplement, which is incorporated by reference herein.

WIRELESS OPERATIONS

As of December 31, 2003, the Company provided wireless communications service to more than 8.0 million customers in 23 states.  ALLTEL owns a majority interest in wireless operations in 88 MSAs, representing approximately 40.1 million wireless POPs, and a majority interest in 146 RSAs, representing approximately 20.3 million wireless POPs.  In addition, ALLTEL owns a minority interest in 51 other wireless markets, including the Chicago, Illinois and Houston, Texas MSAs.  As of December 31, 2003, ALLTEL’s penetration rate (number of customers as a percentage of the total population in the Company’s service areas) was 13.3 percent.

ALLTEL has offered PCS service in Jacksonville, Florida, since March 1998.  As previously discussed, in connection with the acquisition of the wireless assets from CenturyTel in 2002, ALLTEL acquired PCS licenses covering 1.3 million POPs in Wisconsin and Iowa.  In 2000, the Company sold its PCS operations in Birmingham and Mobile, Alabama and PCS licenses in nine other markets, and in 2001, ALLTEL sold 20 additional PCS licenses.  Giving effect to these transactions, the Company has 50 PCS licenses representing approximately 19.3 million POPs.  ALLTEL provides paging services in select markets to customers on both a facilities-based and resale basis.  The Company operates wide-area, computer-driven paging networks in Arkansas, Florida and Ohio.  As of December 31, 2003, ALLTEL provided paging service to approximately 101,000 customers.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELESS OPERATIONS (continued)

During 2003, ALLTEL continued to upgrade it wireless network infrastructure and invest in state-of-the-art code division multiple access (“CDMA”) technology, including 1XRTT.  Nearly 95 percent of the Company’s wireless markets operate on digital-based systems.  In addition, the Company supplements its wireless service coverage area through roaming agreements with other wireless service providers that allow ALLTEL’s customers to obtain wireless services in those U.S. regions in which ALLTEL does not maintain a network presence.  Through these roaming agreements, the Company is able to offer its customers wireless services covering approximately 95 percent of the U.S. population.  ALLTEL continues to increase its network capacity and coverage area through new network construction, strategic acquisitions and affiliations with other wireless service providers.

PRODUCT OFFERINGS AND PRICING

Wireless revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for custom calling and other enhanced service features.  Wireless revenues comprised 58 percent of ALLTEL’s total operating revenues from business segments in 2003, compared to 57 percent in both 2002 and 2001.  Prices of wireless services are not regulated by the Federal Communications Commission (“FCC”) or by state regulatory commissions; however, as more fully discussed under the caption “Regulation” on page 8, states are permitted to regulate the terms and conditions of wireless services unrelated to either rates or market entry.

ALLTEL strives to address the needs of a variety of customer segments, stimulate usage, increase penetration, and improve customer retention rates through a diverse product offering and pricing strategy.  To accomplish these objectives, the Company offers competitive local, statewide, and national service plans.  These service plans include packages of daytime, night and weekend, and mobile-to-mobile minutes.  Customers can choose lower monthly access plans with fewer minutes, while customers needing more minutes can choose slightly higher access plans with more minutes.  Family Freedom – an offering that gives customers the option to share minutes by adding additional lines of service at a discounted rate – helps target the growing number of families that have integrated wireless into their lives.  In addition, the Company offers family-to-family minutes.  By allowing the lines on an account to designate a home telephone number as a wireless phone, customers are also able to receive the benefit of their mobile-to-mobile minutes when calling their home phone.

ALLTEL provides several voice features to enhance its wireless calling plans, including call waiting, call forwarding, caller identification, three-way calling, no-answer transfer, directory assistance call completion and voicemail.  Depending on the customer’s selection of rate plan, some or all of these features are included as an extra value to the plan.

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

Form 10-K, Part I

Item 1.  Business

WIRELESS OPERATIONS (continued)

PRODUCT OFFERINGS AND PRICING (continued)

In response to increasing demand, the Company also offers various data solutions to its customers.  In 2003, ALLTEL launched a brand name, Axcess, for its suite of data services and introduced many new products, including 1XRTT high-speed data, which was implemented in markets covering approximately 23 percent of ALLTEL’s POPs.  Simultaneous with the introduction of the Axcess brand name, the Company introduced downloadable wireless applications that allow customers to download games, entertainment content, weather applications and office applications.  The Company also introduced several downloadable applications targeting the small to medium enterprise market segment.  Workforce, a work order management and dispatch tool, and Business E-mail, a remote electronic mail access program, are two examples of applications targeting this segment.  Axcess Picture messaging, a data service that allows customers to take pictures with their phones and then send those pictures electronically, launched late in 2003 as well.  Other initiatives, such as expanding text messaging to allow ALLTEL customers to send text messages to other carriers’ customers, helped drive growth in existing data services in 2003.

ALLTEL also offers several prepaid alternatives.  One alternative, “Pay-As-You-Go”, is a traditional prepaid service in which the customer purchases a set amount of airtime to be used as needed.  Through a distribution agreement with Wal-Mart, the Company also offers prepaid service under the “Simple Freedom” trademark.  Simple Freedom offers nationwide calling, a flat rate per minute and does not require a deposit or service contract.  Prepaid package plans present customers with slightly different prepaid solutions by offering monthly access for buckets of anytime and night and weekend minutes.  This solution targets new market segments that desire monthly access and buckets of minutes but choose prepaid to control expenses.  Several voice and data feature enhancements are available with prepaid offerings as well.  As of December 31, 2003, prepaid customers represented approximately 10 percent of ALLTEL’s wireless customer base.

Primarily as a result of the increased sales of the Company’s higher-yield local, regional and national calling plans and increased sales of data services, average revenue per customer per month increased to $47.51 in 2003, compared to $46.97 in 2002 and $47.09 in 2001.  The increase in average revenue per customer per month in 2003 was partially offset by decreased wholesale roaming rates, which also contributed to the decrease in average revenue per customer per month in 2002 as compared to 2001.

Maintaining low postpay customer churn rates (average monthly rate of customer disconnects) is a primary goal of the Company, particularly as customer growth rates slow due to increased competition and higher penetration levels occur in the marketplace.  ALLTEL experienced an average monthly postpay customer churn rate in its wireless service areas of 2.09 percent, 2.23 percent and 2.34 percent for the years ended December 31, 2003, 2002 and 2001, respectively.  To improve customer retention, the Company offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to newer digital handsets.  ALLTEL also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  The Company believes that its improvements in customer service levels, proactive retention efforts, and digital network expansion contributed to the decrease in postpay customer churn in 2003.

MARKETING

ALLTEL’s marketing strategy is to create and execute communications that drive growth while optimizing costs and minimizing customer churn rates.  The Company’s marketing campaigns emphasize that ALLTEL is a customer-focused communications company working on continued improvements in service delivery and customer satisfaction.  The Company builds consumer awareness and promotes the ALLTEL brand by strategically advertising pricing plans, promotions and new product introductions that offer increased value and by emphasizing key messages that resonate with customers.  ALLTEL’s brand promise of “getting communications right, every day,” is exemplified in the Company’s “You got that right” campaign.  The campaign, which was launched in May 2003, focuses ALLTEL’s advertising messages on the most important aspect of the wireless experience – getting it right – while communicating the Company’s points of competitive difference:  a common-sense company with a reliable wireless network and an emphasis on customer service.

The Company’s marketing campaigns target distinct customer segments by usage patterns including individuals, families, and businesses.  ALLTEL uses segmented marketing to target new-to-wireless customers as well as retention efforts that focus on reducing customer churn rates and increasing average revenue per customer per month.  In addition, ALLTEL offers customers added value promotions such as high-quality handsets, wireless data services, family plans, new products, and the ability to migrate plans.

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

ALLTEL currently conducts its retail operations in approximately 1,100 locations strategically located in neighborhood retail centers and shopping malls to capitalize on favorable demographics and retail traffic patterns.  The Company’s retail focus is to attract new customers through competitive service offerings and an efficient sales process.  For ALLTEL, the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

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

COMPETITION

Substantial and increasing competition exists within the wireless communications industry.  Cellular, PCS and Enhanced Specialized Mobile Radio service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers.  PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology.  The entry of multiple competitors, including PCS providers, within the Company’s wireless markets has made it increasingly difficult to attract new customers and retain existing ones.  Competition for customers among wireless service providers is based primarily on the types of services and features offered, call quality, customer service, system coverage and price.  ALLTEL has responded to this growing competitive environment by capitalizing on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service and by developing innovative rate plans and offering new products and services.  ALLTEL’s ability to compete successfully in the future will depend upon the Company’s ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions and competitors’ pricing strategies.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELESS OPERATIONS (continued)

TECHNOLOGY

Since inception, mobile wireless technologies have seen significant improvements in both speed and reliability.  The first generation of wireless technology was analog, while second generation technologies employ digital signal transmission technologies.  Third generation technologies, which are just beginning to be deployed in the U.S., provide even greater data transmission rates and allow the provision of enhanced data services.

Although ALLTEL will maintain its first generation analog services until it is no longer required by the FCC, the Company offers quality second generation voice and circuit switch data in markets covering 95 percent of its POPs with its CDMA digital systems.  Second generation digital systems in the U. S. compress voice or data signals enabling a single radio channel to simultaneously carry multiple signal transmissions.  CDMA digital technology provides expanded channel capacity and the ability to offer advanced services and functionality.  In addition, digital technology improves call quality and offers improved customer call privacy.

Third generation digital wireless technologies increase voice capacity, allow high-speed wireless packet data services and are capable of addressing more complex data applications.  The Company will continue to expand its offerings of high speed wireless data services with continued investment in its third generation voice and data networks based on the CDMA 2000 1X technology, including high speed packet data service offerings already in place in strategic markets.  ALLTEL is also reviewing future generations of broadband technologies to provide even higher data rate access.  Through its investment in these systems, ALLTEL will be able to deploy innovative technologies and applications, including Multimedia Messaging Services.  The Company recently launched “Touch2Talk”, a digital two-way calling service offering that, once fully deployed by the end of the first quarter of 2004, will provide customers with service coverage over ALLTEL’s entire digital wireless network.

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

Under rules established by the FCC, effective November 24, 2002, all CMRS providers, which include cellular and PCS carriers, were required to participate in a nationwide number conservation program known as “thousand block number pooling” in accordance with roll out schedules established by the FCC, and to the extent applicable, state-sponsored number pooling trials.  CMRS providers must modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.  Number pooling is an FCC-mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned. The FCC exempted small and rural CMRS and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier.

FCC rules also required that CMRS providers implement on November 24, 2003, wireless local number portability (“WLNP”), to permit customers to retain their existing telephone number when moving from one telecommunications carrier to another.  The FCC, on June 18, 2003, released the rules governing the number of MSAs in which WLNP must be deployed, as well as the process for triggering a carrier’s obligation to provide WLNP in markets both within those MSAs and otherwise.  The FCC retained the requirement that carriers implement WLNP based upon the specific request of another carrier and gave the state public service commissions authority to require CMRS carriers to implement WLNP in any market within the top 100 MSAs in which they provide service and for which a request was not received from a competing carrier.

On October 7, 2003, the FCC released a decision providing guidance to carriers on certain WLNP implementation issues that had been raised in two petitions for declaratory rulings filed by the Cellular Telecommunications Industry Association (“CTIA”) and to resolve related issues raised through the appeal of a July 3, 2003 letter from the Chief of the Wireless Telecommunications Bureau of the FCC.  In general, the FCC decision noted that porting numbers between carriers should be performed without obstruction, including any delay related to efforts to collect outstanding balances; porting intervals should be governed by a “reasonableness standard” using the industry’s suggested 2.5 hour porting interval as the reference point; written interconnection agreements between carriers involved in porting are not required; and carriers must continue to support nationwide roaming.  Various appeals by wireless carriers challenging the FCC’s WLNP mandate on the basis of a denial of forbearence by the FCC as well as a petition for mandamus challenging the FCC’s underlying authority to require carriers to implement WLNP were either denied or otherwise dismissed by the U.S. Court of Appeals for the District of Columbia Circuit (the “U.S. District Court”).

On November 10, 2003, the FCC released a decision addressing the CTIA petitions and providing guidance on wireline to wireless porting, which is referred to as “intermodal porting”.  The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned.  Further, while the FCC required the

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELESS OPERATIONS (continued)

REGULATION (continued)

wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting.  The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers, however, the FCC left issues governing the payment of call routing costs to another pending proceeding.  This requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and will take effect on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  On January 16, 2004, the FCC granted a limited waiver to wireline companies with fewer than two percent of the nation’s access lines operating in the top 100 MSAs, which extended the deadline by which these companies must implement intermodal porting to May 24, 2004.  Further, the United States Telecommunications Association (“USTA”), along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. District Court.  The appeal remains pending, but has been accorded expedited treatment by the Court.  Although implementation of WLNP did not have a significant impact on the Company’s operating results in 2003, ALLTEL believes that these requirements could result in a significant increase in both its operating costs and customer churn rates in 2004.

In addition, wireless service carriers must also provide enhanced 911 emergency service (“E-911”) in a two-phased approach.  In phase one, carriers must, within six months of receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  A phase one enabled PSAP is generally one that is capable of receiving and utilizing the number and location data transmitted by the carrier.  ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs.  Due to the status of the PSAPs, as well as other technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.  In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine for originated calls the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls. The phase two requirements were set to begin by October 1, 2001, but, due to technology unavailability and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier.  On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology that began on March 1, 2003.  ALI capability will permit immediate identification of the caller’s location by PSAPs.  Under the FCC order, the Company, which has chosen to employ handset-based ALI technology,  (1)  began selling and activating ALI-capable handsets prior to March 1, 2003; (2)  ensured that as of May 31, 2003 at least 25 percent of all new handsets activated are ALI-capable; (3) ensured that as of November 30, 2003 at least 50 percent of all new handsets activated are ALI-capable; (4) will ensure that 100 percent of its digital handsets activated are ALI-capable by May 31, 2004; and (5) will ensure that penetration of ALI-capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI-capable handsets in June 2002 and has complied with the handset deployment thresholds under the FCC’s order.  ALLTEL fully expects to comply with the remaining requirements.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when fully implemented, could result in a significant increase in its operating costs.

The Company filed petitions with the FCC and various state commissions during 2003 seeking certification as an Eligible Telecommunications Carrier (“ETC”).  Certification as an ETC will qualify the Company to receive support from the federal Universal Service Fund (“USF”).  The Company has applications pending at the FCC for its properties in Alabama, Virginia, Georgia, North Carolina and Florida.  ALLTEL has obtained approval of its petitions from state commissions for its properties in Michigan, Mississippi, Arkansas, Wisconsin and West Virginia and is now certified as an ETC in each of those states.  The Company expects to begin receiving USF support associated with these approved petitions in the first and second quarters of 2004.  The Company has also filed petitions requesting ETC certification at the state commissions in Arizona, New Mexico, Kansas and Louisiana, and is currently awaiting commission action on these petitions.

On January 22, 2004, the FCC approved the petition of Virginia Cellular, LLC for certification as an ETC in Virginia.  In its order granting that approval, the FCC required that Virginia Cellular meet certain additional conditions in exchange for its designation as an ETC.   Additionally, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELESS OPERATIONS (continued)

REGULATION (continued)

At this time, ALLTEL cannot estimate what effect the Virginia Cellular order and potential FCC changes to the USF program may have on ALLTEL’s ability to receive support from the USF related to its wireless business.

In July 2003, the FCC unanimously adopted an order modifying the wireless phone exemption to the Hearing Aid Compatibility Act and adopted requirements governing the compatibility of hearing aids and wireless phones.  The decision requires that interference to hearing aids from digital wireless phones be reduced, and that carriers make available wireless phone models engineered to reduce radio frequency interference to hearing aids.  In October 2003, the FCC issued its long awaited order in the proceeding governing the sale or leasing of spectrum in the secondary market.  The decision revises standards for transfer of control and provided new options for the lease of spectrum to providers of new wireless technologies.  At this time, ALLTEL has not fully evaluated the effects, if any, that these orders may have on ALLTEL’s existing wireless operations.

Under the Communications Assistance to Law Enforcement Act (“CALEA”), ALLTEL is required to provide assistance to law enforcement for electronic surveillance of communications, including packet data transmissions.  On November 19, 2003, the FCC issued a blanket extension until January 30, 2004, of the deadline for compliance with the packet data provisions of CALEA to those carriers with pre-existing extension requests on file.  ALLTEL is currently in compliance with the existing CALEA requirements, and anticipates seeking such further extension of the packet data requirement as may be available.  On February 12, 2004, the FCC announced it would initiate a rulemaking proceeding to address the technical issues associated with law enforcement access to Internet-enabled services.  The proceeding will address the scope of covered services, assign responsibility for compliance and identify the wiretap capabilities required.

Under FCC and Federal Aviation Administration regulations, wireless carriers must comply with certain regulations regarding the siting, lighting and construction of transmitter towers and antennas.  In addition, federal environmental regulations require carriers to comply with land use and radio frequency standards and require that wireless facilities and handsets comply with radio frequency radiation guidelines.  The siting and construction of wireless facilities may also be subject to state and local zoning, land use and other regulatory oversight.

WIRELINE OPERATIONS

As previously noted, the Company’s wireline segment consists of ALLTEL’s ILEC, CLEC and Internet access operations.  The Company’s wireline subsidiaries provide local telephone service to nearly 3.1 million customers primarily located in rural areas in 15 states.  The wireline subsidiaries also offer facilities for private line, data transmission and other communications services.  Wireline revenues, which consist of local service, network access and long-distance and miscellaneous revenues, comprised 30 percent of ALLTEL’s total operating revenues from business segments in both 2003 and 2002, compared to 29 percent in 2001.

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

Network access and interconnection services are provided by ALLTEL by connecting the equipment and facilities of its customers to the communications networks of long-distance carriers, CLECs, competitive switched and special access providers, and wireless service providers.  These companies pay access and network usage charges to the Company’s local exchange subsidiaries for the use of their local networks to originate and terminate their voice and data transmissions.  Network access revenues also include amounts derived from high-speed data transport services (digital subscriber line or “DSL”). Miscellaneous revenues primarily consist of revenues derived from the Company’s Internet access services, charges for billing and collections services provided to long-distance companies, customer premise equipment sales and directory advertising services.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELINE OPERATIONS (continued)

COMPETITION

Some of the Company’s ILEC operations have begun to experience competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through December 31, 2003, this competition has not had a material adverse effect on the results of operations of ALLTEL’s wireline operations, although competition has adversely affected the Company’s access line growth rates.  Customer access lines decreased two percent during the twelve months ended December 31, 2003.  The Company lost approximately 72,000 lines during 2003, primarily as a result of the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects the number of access lines served by its wireline operations to continue to be adversely affected by wireless and broadband substitution in 2004.

To address competition, ALLTEL is focusing its efforts on marketing and selling additional products and services to its customers by bundling together and offering at competitive rates its various product offerings, including long-distance, Internet and DSL services.  Deployment of DSL service is an important strategic initiative for ALLTEL.  Currently, DSL service is available to approximately 2.0 million, or 64 percent, of the Company’s wireline customers.  During 2003, the Company added approximately 83,000 DSL customers, continuing a two year-long trend of strong growth in this service offering.  For the twelve months ended December 31, 2003, the number of DSL customers more than doubled to approximately 153,000 customers, or 8 percent of the Company’s addressable access lines.  During 2003, the growth rate in the Company’s DSL customers outpaced the rate of decline in customer access lines discussed above.  In addition to its marketing efforts, ALLTEL remains focused on providing improved customer service, increasing operating efficiencies and maintaining the quality of its network.  As with its wireless business, the Company has focused its wireline advertising on promoting ALLTEL’s brand name and promise of “getting communications right, every day,” through the Company’s “You got that right” advertising campaign.  Wireline advertising is designed to integrate the Company’s overall brand message while communicating the benefits of product bundling and price offerings.

Although DSL services have been a source of revenue and access line growth for the Company in 2003 and 2002, that service offering experiences competition from other broadband service providers, including cable television and satellite transmission service providers.  Under the FCC’s recent decision in its Triennial Review proceeding, as further discussed below under the caption “Local Service - Regulation” on page 13, it appears that the Company’s provisioning of broadband DSL services will be largely deregulated.  In addition, a number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls.  This service, commonly know as voice-over-Internet-protocol (“VoIP”) telephony, is challenging existing regulatory definitions.  As further discussed below under the caption “Network Access - Regulation” on page 18, on February 12, 2004, the FCC adopted a Notice of Proposed Rulemaking that will consider the appropriate regulatory treatment of Internet-enabled communications services and address which regulatory requirements, for example, those relating to E-911, disability accessibility, access charges, and universal service, should be extended to Internet-enabled services.  The results of the FCC’s proceedings related to VoIP could have a significant effect on the Company’s wireline operations.

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

In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act.  These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of ILECs and addressed interconnection, unbundled network elements (“UNEs”) and resale rates.  The FCC’s authority to adopt such pricing rules, including permitting new entrants to “pick and choose” among the terms and conditions of approved interconnection agreements, was considered first by the U.S. Eighth Circuit Court of Appeals (the “Eighth Circuit Court”) and then by the U.S. Supreme Court.  In January 1999, the Supreme Court reinstated the FCC’s “pick and choose” rule and remanded a portion of the decision to the Eighth Circuit Court for it to rule on certain issues that it had not previously decided, such as whether the FCC’s pricing rules were consistent with the 96 Act.  Other issues were remanded to the FCC.

In July 2000, the Eighth Circuit Court issued a decision on the earlier remand from the Supreme Court and rejected, as contrary to the 96 Act, the use of hypothetical network costs, including total element long-run incremental costs methodology (“TELRIC”), which the FCC had used in developing certain of its pricing rules.  The Eighth Circuit Court also vacated the FCC’s pricing rules related to UNEs, termination and transport, but upheld its prior decision that ILECs’ universal service subsidies should not be included in the costs of providing network elements.  Finally, the Eighth Circuit Court also vacated the FCC’s rules requiring that: (1) ILECs recombine unbundled network elements for competitors in any technically feasible combination; (2) all preexisting interconnection agreements be submitted to the states for review; and (3) the burden of proof for retention of a rural exemption be shifted to the ILEC.  The FCC sought review of the Eighth Circuit Court’s invalidation of TELRIC and was granted certiorari.  On May 13, 2002, the Supreme Court reversed certain of the Eighth Circuit Court’s findings and affirmed that the FCC’s rules concerning forward looking economic costs, including TELRIC, were proper under the 96 Act.  The Supreme Court also restored the FCC’s requirement that the ILEC’s combine UNEs for competitors when they are unable to do so themselves.

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

On August 21, 2003, the FCC released the text of its Triennial Review Order.  In response to the remand of the United States Court of Appeals for the District of Columbia circuit, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching.  The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers.”  The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets, respectively.  The FCC found that CLECs were not impaired without access to local circuit switching when serving “enterprise market” customers on a national level.  CLECs, however, were found to be impaired on a national level without access to local switching when serving “mass market” customers.  State commissions had  90 days to ask the FCC to waive the finding of no impairment without switching for “enterprise market” customers.  The FCC presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching is subject to a more granular nine month review by state commissions pursuant to FCC- established triggers and other economic and operational criteria.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.  Comments have been filed, but the FCC has not issued a decision.

The Triennial Review Order also provided that:

•        ILECs are not required to unbundle packet switching as a stand-alone network element.

•        Two key components of the FCC’s TELRIC pricing rules were clarified.  First, the FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market.  Second, the FCC declined to mandate the use of any particular set of asset lives for depreciation, but clarified that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.

•        CLECs continue to be prohibited from avoiding any liability under contractual early termination clauses in the event a CLEC converts a special access circuit to an UNE.

ALLTEL is monitoring the state commission proceedings and participating where necessary as the commissions undertake the 90 day and nine month analyses to establish rules or make determinations as directed by the Triennial Review Order.  In addition, numerous petitions and appeals have been filed in the courts and with the FCC challenging many of the findings in the Triennial Review Order and seeking a stay on certain portions of the order.  The appeals have been consolidated in the U.S. District Court.  Oral arguments were heard on January 28, 2004.  A decision could be reached as early as the end of March 2004.  Until all of these proceedings are concluded, the impact of this order, if any, on ALLTEL’s ILEC operations cannot be determined.

On September 15, 2003, the FCC launched its first comprehensive review of the rules that establish wholesale pricing of UNEs.  The Notice of Proposed Rulemaking sought comment on a variety of UNE and resale pricing-related issues and on a proposal to make TELRIC rules more closely account for the “real-world” attributes of the incumbent carrier’s network.  If this proposal were adopted, the result would likely be higher UNE prices.

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

In July 2001, the U.S. Tenth Circuit Court of Appeals reversed and remanded aspects of the FCC’s order that dealt with a federal funding mechanism for non-rural ILECs to support universal service in high cost areas.  The FCC sought and received a Recommended Decision from the Federal State Joint Board on Universal Service (the “Joint Board”) regarding the issues remanded by the U.S. Tenth Circuit Court of Appeals.  The Joint Board recommended continued use of statewide average costs and a national benchmark of 135 percent to determine non-rural high cost support, but recommended that the FCC modify the non-rural high cost support mechanism by adopting additional measures to induce states to ensure reasonable comparability of urban and rural rates.  Relying in large part on the Joint Board’s Recommended Decision, the FCC issued its order on October 27, 2003, finding that rural and urban rates are generally comparable and concluded that the current support level should be maintained.

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

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

In September 2001, the U.S. Fifth Circuit Court of Appeals remanded provisions of the FCC order that established a $650.0 million Interstate Access Support Mechanism.  The Court questioned whether the funding level was appropriate to provide explicit support for poor and rural customers.   On July 10, 2003, the FCC issued an order on remand concluding that the $650.0 million amount represented a reasonable estimate of the implicit support in access charges to be replaced with explicit support.  This order is not expected to have an impact on ALLTEL’s wireline operations.

On November 8, 2002, the FCC requested that the Joint Board on Universal Service review certain of the FCC’s rules relating to the high-cost universal support mechanism and the process by which carriers are designated ETCs.  On February 7, 2003, the Joint Board sought comment on these matters, and a recommended decision is expected shortly.  At this time, ALLTEL cannot estimate what impact, if any, this proceeding may have on its universal service funding.

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

On December 13, 2002, the FCC released its interim USF contribution report and order and further notice of proposed rulemaking.  Under this ruling, the method for providing federal universal service fund contributions changed from the historic interstate revenue-based arrangement to contributions based on projected revenues.  In addition, on April 1, 2003, the USF line item on the customer bill was adjusted to reflect only the USF contribution obligation of the carrier.  In the further notice of proposed rulemaking, the FCC has indicated it continues to consider adopting a permanent plan for USF contributions and assessment methodology.  Three “connections-based” proposals have been offered as long-term replacements in addition to the continuation of a revenue-based assessment methodology.  The proposed connection-based methods would establish a universal service charge based either on the number of customer connections, the capacity and nature of the connection, or on working telephone numbers.  The interim universal service changes have not had a material adverse effect on the Company’s wireline operations.  ALLTEL cannot predict at this time the impact to its wireline operations of any permanent USF contribution plan that the FCC might adopt.

In June 2002, the U.S. Court of Appeals for the Second Circuit found that the 96 Act did not create an “implicit immunity” for ILECs from antitrust law.  This decision differed from an earlier decision from the U.S. Court of Appeals for the Seventh Circuit.  The Supreme Court agreed to hear the case in March 2003, and on January 13, 2004, issued their decision stating that the 96 Act provided sufficient regulatory oversight of anti-competitive behavior, and the slight benefits of antitrust intervention were not justified.  While antitrust laws remain in effect, this decision holds that broadening them to cover class-action antitrust lawsuits against ILECs for failing to open their networks to competitive carriers is not appropriate.

Section 251(b) of the Communications Act of 1934 (the “34 Act”), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier.  Wireless carriers are generally defined as “telecommunications carriers” under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”.  The terms and conditions for intermodal porting were the subject of the CTIA’s petitions that sought rulings on: 1) the ability of wireline carriers to port numbers to wireless carriers across traditional rate center boundaries; 2) the porting interval for such ports; and 3) the absence of any need for direct interconnection arrangements between wireline carriers porting numbers out and wireless carriers receiving the number.  As previously discussed, on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues and addressing the CTIA petitions.  The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned.  Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting.  The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers, although the FCC left issues governing the payment of call routing costs to another pending proceeding.  This requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and will take effect on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  As noted earlier, on January 16, 2004, the FCC granted a limited waiver to

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

wireline companies with fewer than two percent of the nation’s access lines operating in the top 100 MSAs, which extended the deadline by which these companies must implement intermodal porting to May 24, 2004.  The USTA, along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. District Court, and the appeal is pending before the Court.  The majority of the Company’s wireline operations are conducted in markets below the top 100 MSAs that will be subject to the later May 24, 2004 implementation date for intermodal porting.  At this time, the Company cannot fully quantify the effects on its wireline operations of implementing intermodal porting or the potential outcome of any court appeal, however, it is likely that these requirements, when implemented, will adversely affect the Company’s wireline operating costs and customer growth rates.

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

•        ALLTEL has two regulated operating subsidiaries in Kentucky.  The subsidiary acquired from Verizon is subject to rate of return regulation.  The other subsidiary has operated under alternative regulation established by statute beginning in 1998.  Under this plan, the subsidiary may adjust basic business and residential rates, zone charges and installation once during any 24 month period by an amount not to exceed the sum of the annual percentage change in GDP-PI for the immediately preceding two calendar years multiplied by the existing rate or charge to be adjusted subject to the following limitations: (1) basic business and residence rates may not exceed the average basic rates of the state’s largest telephone utility, and (2) rates may not be increased by more than 20 percent.  Access charges may not be adjusted if the change would result in intrastate access rates that exceed the company’s interstate rates.  Other local rates may be adjusted by filing tariffs.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE - REGULATION (continued)

•        ALLTEL’s regulated Missouri wireline subsidiary is subject to alternative regulation election established by statute.  Under Missouri’s alternative regulation, basic local service and intrastate access rates are capped at December 13, 2001 levels for a period of twelve months.  Rate changes thereafter may be changed annually based on changes to the telephone service component of the Consumer Price Index.  Prices for non-basic services may be increased up to eight percent per year after the initial twelve-month period.  The staff of the Missouri PSC has challenged ALLTEL’s price cap election.  The Missouri PSC is expected to address the staff’s challenge in 2004.

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

•        ALLTEL’s regulated North Carolina subsidiary has operated since 1998 under alternative regulation plan approved by the State Utility Commission.  Local rates are adjusted annually by the annual change in GDP-PI less two percent.  Rate changes are effective upon 14 days notice.  Under the revised North Carolina statute adopted in 2003, this plan will remain in place unless ALLTEL and the State Utility Commission agree to modify the existing plan.

•        ALLTEL’s regulated Pennsylvania subsidiary has operated under the Alternative Form of Regulation and Network Modernization Plan (the “Plan”) established by the Pennsylvania Public Utility Commission (“PUC”).  Under the Plan, rates of competitive services are not regulated, but the PUC retains authority over the quality of these services.  Rate changes for noncompetitive services are restricted to the GDP-PI less two percent.  Revenue neutral rate rebalancing is also permitted for noncompetitive services.  Under the plan, the total amount of an increase in the basic rates cannot exceed $3.50 annually.  The Pennsylvania statute that authorized the PUC to establish this Plan is presently under review by the state legislature for either reenactment or modification.

•        ALLTEL’s regulated South Carolina operations are subject to alternative regulation established by statute.  Local rates for residential and single line business service cannot exceed the statewide average local service rate for a period of two years.  After this two-year period, these rates can be adjusted pursuant to an inflation-based index.  All other service rates may be increased subject to a complaint process for abuse of market position.  The PSC has determined that any allegations of abuse of market position will be investigated on a case-by-case basis.  Rate increases become effective 14 days after filing.

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

On April 27, 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  A number of state proceedings have been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates with wireless carriers or CLECs.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  The FCC is expected to issue a further notice of proposed rulemaking on the subject.  Until this proceeding concludes, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireline revenues and expenses would be.

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

As previously discussed, a number of carriers have begun offering VoIP telephony services.   Several state public utility commissions have initiated proceedings to analyze VoIP and its regulatory classification.  The U.S. District Court for the District of Minnesota reversed a Minnesota Public Utility Commission (“Minnesota PUC”) decision and found that VoIP is an information service rather than a telecommunications service and is not subject to state regulation.  The Minnesota PUC is seeking reconsideration of the court decision.  The VoIP provider involved in this Minnesota PUC case has asked the FCC to also overrule the Minnesota PUC decision.  On February 12, 2004, the FCC granted a Petition for Declaratory Ruling by Pulver.com in which it determined that Pulver.com’s IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a telecommunications service, but rather was an information service subject to federal jurisdiction.  Although this ruling is not expected to have any immediate impact on the Company’s telecommunications business, ALLTEL cannot presently estimate the possible long-term implications that this determination may have on its operations.  On February 12, 2004, the FCC also adopted a Notice of Proposed Rulemaking seeking comment on the appropriate regulatory treatment of Internet-enabled communications services.  The proposed rulemaking will address differences between Internet-enabled services and traditional telephony services, distinguish between the different types of Internet-enabled services provided and determine which regulatory requirements, for example, those relating to E-911, disability accessibility, access charges, and universal service, should be extended to Internet-enabled services.  At this time, ALLTEL cannot determine the results of these proceedings or evaluate the effects that such decisions will have upon its operations.

On June 14, 2001, the FCC waived certain elements of its Part 69 access charge rules to allow non-price cap ILECs to include in their tariff filings an end-user charge to recover their universal service contributions.  (Part 69 established rules for assessing access charges for interstate or foreign access services provided by telecommunications carriers.)  ALLTEL ILECs tariffed the surcharge in their annual interstate access tariff filing and began assessing the surcharge effective August 1, 2001.

On October 11, 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues.  The order lowered traffic sensitive switched access rates, increased the subscriber line charge (“SLC”) over time to bring it in line with SLCs adopted for price cap carriers and phased out carrier common line charges in favor of a new portable “Interstate Common Line Support” universal service mechanism, and retained the authorized 11.25 percent rate of return.  The residential and single-line business SLC cap phase-in began on January 1, 2002. The final scheduled increase occurred on July 1, 2003.  These changes did not have a material adverse effect on ALLTEL’s consolidated financial results during 2003.

To date, the Company’s local exchange subsidiaries, except for the Nebraska operations and the recently acquired properties in Kentucky, have elected to remain under rate base rate-of-return regulation with respect to interstate services.  For companies remaining under rate-of-return regulation, the FCC authorizes a rate-of-return that local exchange companies may earn on interstate services they provide.  The currently prescribed rate of return is 11.25 percent.  The Nebraska properties and the Kentucky properties acquired from Verizon in 2002 operate under interstate price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of the “all-or-nothing” rule with respect to the Nebraska properties, and in the same order, the FCC granted a waiver of the “all-or-nothing” rule with respect to the acquired Kentucky properties.  The waivers permit price cap regulation for these two properties while retaining rate-of-return regulation for the Company’s other ILEC properties.  Both waivers will remain in effect until the FCC completes its pending review to either modify or eliminate the “all-or-nothing” rule.  The “all-or-nothing” rule was originally intended to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

WIRELINE OPERATIONS (continued)

TECHNOLOGY

The Company believes the local exchange business is in transition from circuit switched technology, which forms the basis of the conventional landline telephone network, to digital packet-switched networks, which form the basis of the Internet protocols (“IP”) used over the Internet, as evidenced by the marketplace’s request for broadband service.  ALLTEL has met this challenge with a strategy of providing data service to both business and residential customers through deployment of an IP packet data network.

The backbone fiber network provides the basis for the transport of data traffic.  ALLTEL has deployed almost 14,000 sheath miles of fiber optic cable across its service areas and continues to increase the capacity of its networks utilizing dense wave division multiplexing in both the core and metropolitan rings that serve both ALLTEL’s wireline and wireless markets.  Although the Company believes that significant capital expenditures will be required to continue increasing the scope of its data and fiber optic networks, ALLTEL believes its networks are well positioned to meet the increasing demand for data services.

CLEC OPERATIONS

ALLTEL has authority to provide competitive local exchange services in 17 states.  As of December 31, 2003, the Company provided these services in six markets on both a facilities-based and resale basis, and, where necessary, has negotiated interconnection agreements with the appropriate incumbent local exchange carriers.  ALLTEL’s strategy is to provide local service in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and Internet services.  ALLTEL’s primary focus for marketing and selling its CLEC services is directed toward the business customer segment through the offering of competitively priced and reliable services.  The Company continues to evaluate the profitability of its existing CLEC operations in all markets.

On April 26, 2001 the FCC established a benchmark to govern the access charges imposed by CLECs.  The FCC established a three-year transition process to phase down access prices charged by CLECs to rates comparable to their ILEC competitors.  Specifically, beginning on June 20, 2001, CLEC access charges were capped at $.025 per minute, effective June 20, 2002, the cap dropped to $.018 per minute, and effective June 20, 2003, the cap dropped to $.012 per minute.  Following this final step-down in rates, CLEC access charges will be capped at the rate charged by the ILEC competitor operating in the CLEC’s market.  The FCC also adopted an exception that would permit rural CLECs competing with non-rural ILECs to charge access rates above those charged by the ILEC in certain circumstances.  The Company is currently evaluating the effects on its CLEC operations of the FCC’s Triennial Review and inter-carrier compensation proceedings discussed above.

COMMUNICATIONS SUPPORT SERVICES

Communications support services consist of the Company’s long-distance and network management services, product distribution, directory publishing and telecommunications information services operations.  Revenues and sales from communications support services comprised 12 percent of ALLTEL’s total operating revenues from business segments in 2003, compared to 13 percent in 2002 and 14 percent in 2001.

LONG-DISTANCE AND NETWORK MANAGEMENT OPERATIONS

Long-distance telecommunications services are provided on both a facilities-based and resale basis by ALLTEL subsidiaries.  During 2003, approximately 70 percent of ALLTEL’s long-distance traffic was transported on its own fiber optic networks.  ALLTEL provides long-distance service in all of the states in which the Company provides local exchange service.  In addition, ALLTEL offers long-distance service outside its ILEC service areas.  As of December 31, 2003, ALLTEL provided long-distance service to nearly 1.7 million customers.  The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions.  To meet the competitive demands of the long-distance industry, ALLTEL has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans.  As a long-distance service provider, ALLTEL’s intrastate long-distance business is subject to limited regulation by state regulatory commissions, and its interstate business is subject to limited regulation by the FCC.  State regulatory commissions currently require long-distance service providers to obtain a certificate of operating authority, and the majority of states also require long-distance service providers to file tariffs.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

COMMUNICATIONS SUPPORT SERVICES (continued)

LONG-DISTANCE AND NETWORK MANAGEMENT OPERATIONS (continued)

Network management services are currently marketed to business customers in select areas.  These services are ancillary service offerings and are not significant components of ALLTEL’s communications operations.

PRODUCT DISTRIBUTION

The Company’s product distribution subsidiary, ALLTEL Communications Products, Inc. (“Communications Products”), operates four warehouses and four counter-sales showrooms across the United States.  Communications Products is a distributor of telecommunications equipment and materials.  Communications Products supplies equipment to affiliated and non-affiliated communications companies, business systems suppliers, railroads, governments, and retail and industrial companies.  Communications Products offers a large variety of telecommunications-related products for sale.  Certain of these products are inventoried including single and multi-line telephone sets, wireless handsets, local area networks, switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items.  The Company has not encountered any material shortages or delays in delivery of products from their suppliers.

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

DIRECTORY PUBLISHING

ALLTEL Publishing Corporation (“ALLTEL Publishing”) coordinates advertising, sales, printing, and distribution for 364 telephone directory contracts in 37 states.  Beginning in 2003, for 78 directory contracts, ALLTEL Publishing provided all directory publishing services, except printing.  The services provided by ALLTEL Publishing included directory yellow page advertising sales, contract management, production, billing, and marketing.  For the remaining 286 contracts published in 2003, these services were provided by Verizon Directories Distribution Corp. (“Verizon Directories”) under terms of an agreement that expired on October 15, 2003.  ALLTEL Publishing will provide all directory publishing services for the 396 directories the Company expects to publish in 2004.  Either Verizon Directories or Quebecor World Printers will perform printing services for the directories published in 2004 under two separate service agreements that expire in 2007 and 2008, respectively.

TELECOMMUNICATIONS INFORMATION SERVICES

The Company’s telecommunications information services operations (the “telecom division”) are primarily engaged in the development and marketing of billing services and customer care software, including its Virtuoso II billing and customer care product, to local telephone, wireless and PCS companies.  In addition, the telecom division provides data processing and outsourcing services to both wireline and wireless telecommunications service providers.  Information processing contracts are generally for a multi-year period.  The telecom division’s primary markets for its telecommunications products and services consist of telephone, cellular and PCS companies in the United States and Canada which serve more than 10,000 customers, or a market consisting of approximately 200 telecommunications companies.  As previously discussed, in December 2003, the Company sold to Convergys certain assets and related liabilities, including selected customer contracts and capitalized software development costs.  The sold customer contracts represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003.

The telecom division faces strong competition from internal information technology departments, as well as from other information services companies that provide information processing and management services to the telecommunications industry.  The Company competes in each of its markets by providing a high level of service and support.

ALLTEL Corporation

Form 10-K, Part I

Item 1.  Business

INVESTMENTS

On April 1, 2003, in connection with the sale of the Company’s financial services division previously discussed, ALLTEL received shares of Fidelity National common stock.  As of February 24, 2004, ALLTEL owned approximately 11.2 million shares of Fidelity National common stock, representing an approximate seven percent interest in Fidelity National.  The shares may not be disposed of by ALLTEL, subject to certain conditions specified in the sale agreement, prior to April 1, 2004.

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

WIRELINE PROPERTY

The Company’s wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment.  The telephone lines include aerial and underground cable, conduit, poles and wires.  Central office equipment includes digital switches and peripheral equipment.  The gross investment by category in wireline property as of December 31, 2003, was as follows:

(Millions)
Land	$18.7
Buildings and leasehold improvements	294.6
Central office equipment	2,766.8
Outside plant	3,294.1
Furniture, fixtures, vehicles and other	172.4
Total	$6,546.6

Certain properties of the wireline subsidiaries are pledged as collateral on $10.2 million of long-term debt.

OTHER PROPERTY

Other properties in service consist primarily of property, plant and equipment used in providing wireless communications services and information processing.  Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment.  Non-regulated wireline plant and equipment consists of aerial and underground cable, switches, and other peripheral equipment used in the provisioning of Internet, long-distance and competitive local access services.  Information processing plant consists of data processing equipment, purchased software and capitalized internal use software costs.  Properties of the product distribution and directory publishing operations mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories.  The total investment by category for the non-wireline operations of the Company as of December 31, 2003, was as follows:

(Millions)
Land	$240.5
Buildings and leasehold improvements	758.4
Wireless plant and equipment	5,255.8
Data processing equipment and computer software	946.7
Non-regulated wireline plant and equipment	453.9
Furniture, fixtures, vehicles and other	309.8
Total	$7,965.1

ALLTEL Corporation

Form 10-K, Part I

Item 3.  Legal Proceedings

On October 3, 2002, the Environmental Protection Agency (“EPA”) served the Company with Notices of Violation of the federal Clean Air Act, the Clean Water Act and the Emergency Planning and Community Right to Know Act.  These notices resulted from an industry-wide investigation into environmental practices conducted by the EPA during 1998 to 2000 and alleged violations by the Company, dating from 1997, regarding filing and record-keeping requirements for fuel storage tanks, as well as generators and batteries used to supply emergency power at certain ALLTEL facilities.  On October 2, 2003, the Company and the EPA entered into a consent decree that required the Company to pay penalties of $1.06 million, to implement a centralized environmental management system and to verify compliance at its facilities.  On December 18, 2003, ALLTEL remitted payment of the penalties required under the consent decree.

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

No matters were submitted to the security holders for a vote during the fourth quarter of 2003.

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The outstanding shares of ALLTEL’s Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT.  The following table reflects the range of high, low and closing prices of ALLTEL’s Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 2003 and 2002:

Year	Qtr.	High	Low	Close	Dividend Declared
2003	4th	$49.98	$43.75	$46.58	$.37
	3rd	$50.31	$44.51	$46.34	$.35
	2nd	$49.68	$43.62	$48.22	$.35
	1st	$56.22	$40.68	$44.76	$.35
2002	4th	$56.28	$39.19	$51.00	$.35
	3rd	$47.99	$35.33	$40.13	$.34
	2nd	$56.35	$43.55	$47.00	$.34
	1st	$63.25	$52.15	$55.55	$.34

As of February 24, 2004, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers’ accounts was 251,781.

Item 6.  Selected Financial Data

For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to pages F-34 and F-35 of the Financial Supplement, which is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages F-2 to F-33 of the Financial Supplement, which is incorporated by reference herein.

ALLTEL Corporation

Form 10-K, Part II

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to page F-31 of the Financial Supplement, which is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages F-36 to F-72 of the Financial Supplement, which is incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 7, 2002, the Audit Committee of the Board of Directors of ALLTEL authorized (1) the engagement of PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as the independent auditors for ALLTEL for the calendar year 2002 and (2) the dismissal of ALLTEL’s existing independent auditors, Arthur Andersen LLP (“Andersen”).

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

The accountant’s report of Andersen on the consolidated financial statements of ALLTEL and its subsidiaries as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  A letter from Andersen was filed as Exhibit 16.1 to ALLTEL’s Current Report on Form 8-K dated May 7, 2002.

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

Since the date of their appointment, there were: (i) no disagreements with PricewaterhouseCoopers on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to PricewaterhouseCoopers’ satisfaction, would have caused them to make reference to the subject matter in connection with their report on ALLTEL’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9(A).  Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  ALLTEL’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as December 31, 2003, and they have concluded that, as of December 31, 2003, such controls and procedures were effective.

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

ALLTEL Corporation

Form 10-K, Part III

Item 10.  Directors and Executive Officers of the Registrant

For information pertaining to Directors of ALLTEL Corporation refer to “Election of Directors” in ALLTEL’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information pertaining to the audit committee financial expert refer to “Board and Board Committee Matters” in ALLTEL’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.  Executive officers of the Company are as follows:

Name	Age	Position
Scott T. Ford	41	President and Chief Executive Officer
Kevin L. Beebe	44	Group President – Operations
Jeffrey H. Fox	41	Group President – Shared Services
Francis X. Frantz	50	Executive Vice President- External Affairs, General Counsel and Secretary
Jeffery R. Gardner	44	Executive Vice President – Chief Financial Officer
Michael T. Flynn	55	Assistant to the Chief Executive Officer
Keith A. Kostuch	41	Senior Vice President – Strategic Planning
C.J. Duvall Jr.	45	Senior Vice President – Human Resources
Sharilyn S. Gasaway	35	Controller
Scott H. Settelmyer	35	Treasurer

There are no arrangements between any officer and any other person pursuant to which he was selected as an officer.

Scott T. Ford is the son of Joe T. Ford, Chairman of ALLTEL’s Board of Directors.

Except for Keith A. Kostuch and Sharilyn S. Gasaway, each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years.  Prior to joining ALLTEL in October 1999, Mr. Kostuch served as Vice President and Director with The Boston Consulting Group, Inc. (“BCG”).  In his role with BCG, Mr. Kostuch specialized in strategic and corporate development, including mergers and acquisitions.  Prior to joining ALLTEL in April 1999, Ms. Gasaway was a manager with the accounting firm of Arthur Andersen LLP in Little Rock, Arkansas.

ALLTEL has a code of ethics that applies to all employees and members of the Board of Directors.  ALLTEL’s code of ethics, referred to as the “Ethics in the Workplace” guidelines, is posted on the Investor Relations page of the Company’s web site (www.alltel.com) under “corporate governance”.  ALLTEL will disclose in the corporate governance section of the Investor Relations page on its web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 10 of Form 8-K.  ALLTEL will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Vice President-Investor Relations, ALLTEL Corporate Services, Inc., One Allied Drive, Little Rock, Arkansas  72202.

Item 11.  Executive Compensation

For information pertaining to Executive Compensation, refer to “Management Compensation” in ALLTEL’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of ALLTEL securities, refer to “Security Ownership of Certain Beneficial Owners and Management” in ALLTEL’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ALLTEL Corporation

Form 10-K, Part III

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is additional information as of December 31, 2003, about shares of the Company’s common stock that may be issued upon the exercise of options under the Company’s existing equity compensation plans, divided between plans approved by ALLTEL’s stockholders and plans not submitted to the stockholders for approval.

(Thousands, except per share amounts)	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	15,420.3	$56.09	17,607.2
Equity compensation plans not approved by security holders	—	—	—
Totals	15,420.3	$56.09	17,607.2

(1)           Includes the ALLTEL Corporation 1991 Stock Option Plan, ALLTEL Corporation 1994 Stock Option Plan for Employees, ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors, ALLTEL Corporation 1998 Equity Incentive Plan, and the ALLTEL Corporation 2001 Equity Incentive Plan.

(2)           Does not include 491,950 stock options with a weighted-average exercise price of $31.48, which were assumed by ALLTEL in connection with the Company’s mergers with 360° Communications Company in 1998 and Aliant Communications Inc. in 1999.  These options were issued under the Amended and Restated 360° Communications Company 1996 Equity Incentive Plan, 360° Communications Company 1996 Replacement Stock Option Plan, 360° Communications Company Amended and Restated Director Equity and Deferred Compensation Plan and the Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan.  These plans have been frozen since the merger dates, with respect to the granting of any additional options.

Item 13.  Certain Relationships and Related Transactions

For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in ALLTEL’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in ALLTEL’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ALLTEL Corporation

Form 10-K, Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           The following documents are filed as a part of this report:

1.	Financial Statements:

The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2003, included in the Financial Supplement, which is incorporated by reference herein:

Report of Independent Auditors
Consolidated Statements of Income - for the years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets – as of December 31, 2003 and 2002
Consolidated Statements of Cash Flows - for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
Report of Independent Auditors
Schedule II. Valuation and Qualifying Accounts

3.	Exhibits:
Exhibit Index

(b)           Reports on Form 8-K:

Current Report on Form 8-K dated October 23, 2003, reporting under Item 12 “Disclosure of Results of Operations and Financial Condition”, the Company’s Press Release announcing ALLTEL’s third quarter 2003 unaudited consolidated results of operations.

No other reports on Form 8-K were filed during the fourth quarter of 2003.

Current Report on Form 8-K dated January 23, 2004, reporting under Item 12, “Disclosure of Results of Operations and Financial Condition”, the Company’s Press Release announcing ALLTEL’s fourth quarter and annual 2003 unaudited consolidated results of operations.

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

ALLTEL Corporation
Registrant

By	/s/ Scott T. Ford	Date: March 5, 2004
Scott T. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffery R Gardner	Date: March 5, 2004
Jeffery R. Gardner, Executive Vice President - Chief Financial Officer
(Principal Financial Officer)

*Scott T. Ford, President, Chief Executive Officer and Director
		By	/s/ Jeffery R. Gardner
*Sharilyn S. Gasaway, Controller		* (Jeffery R. Gardner, Attorney-in-fact)
(Principal Accounting Officer)		Date: March 5, 2004

*Joe T. Ford, Chairman and Director

*John R. Belk, Director

*Dennis E. Foster, Director

*Lawrence L. Gellerstedt III, Director

*Charles H. Goodman, Director

*Emon A. Mahony, Jr., Director

*John P. McConnell, Director

*Josie C. Natori, Director

*Gregory W. Penske, Director

*Frank E. Reed, Director

*Fred W. Smith, Director

*Warren A. Stephens, Director

*Ronald Townsend, Director

Report of Independent Auditors on

Financial Statement Schedules

To the Shareholders of ALLTEL Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 21, 2004 appearing in this 2003 Annual Report on Form 10-K of ALLTEL Corporation (the “Company”) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas,
January 21, 2004

ALLTEL CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts	Deductions Describe		Balance at End of Period
Allowance for doubtful accounts, customers and other:
December 31, 2003	$68.4	$184.7		$—	$206.8	(A)	$46.3
December 31, 2002	$49.7	$265.9		$—	$247.2	(A)	$68.4
December 31, 2001	$50.1	$142.8		$—	$143.2	(A)	$49.7

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2003	$6.0	$7.5		$—	$—		$13.5
December 31, 2002	$3.9	$2.1		$—	$—		$6.0
December 31, 2001	$3.4	$0.5		$—	$—		$3.9

Accrued liabilities related to integration expenses and other charges
For the years ended:
December 31, 2003	$13.1	$19.0	(B)	$—	$28.3	(C)	$3.8
December 31, 2002	$13.8	$69.9	(D)	$—	$70.6	(E)	$13.1
December 31, 2001	$13.8	$76.3	(F)	$—	$76.3	(G)	$13.8

Notes:

(A)  Accounts charged off net of recoveries of amounts previously written off.

(B)   During 2003, the Company recorded integration expenses and other charges of $8.5 million in connection with the restructuring of the Company’s call center operations.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, and ALLTEL also wrote off $13.2 million of capitalized software development costs that had no alternative future use or functionality.

(C)   Includes cash outlays of $13.1 million for expenses paid in 2003 and non-cash charges of $15.2 million, primarily consisting of the write-off of capitalized computer software development costs discussed in Note (B).

(D)  These charges included a write-down in the carrying value of certain cell site equipment of $7.1 million and integration expenses totaling $28.8 million incurred in connection with the acquisition of wireline properties in Kentucky and wireless properties from CenturyTel.  The integration expenses included branding and signage costs and costs to convert the acquired properties to the Company’s internal billing and operations support systems.  In addition, the Company also recorded charges of $34.0 million in connection with the restructuring of the Company’s CLEC, call center, retail and product distribution operations.

(E)   Includes cash outlays of $58.0 million for expenses paid in 2002 and non-cash charges of $12.6 million, primarily consisting of the write-downs in the carrying value of capitalized computer software costs and cell site equipment discussed in Note (D).

(F)   During 2001, the Company recorded integration expenses and other charges of $61.2 million incurred in connection with the restructuring of the Company’s regional communications, product distribution and corporate operations.  The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million.

(G)   Includes cash outlays of $38.6 million for expenses paid in 2001 and non-cash charges of $37.7 million consisting of the write-down in the carrying value of cell site equipment discussed in Note (F) and $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options.

See Note 8 on pages F-60 to F-62 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger and integration expenses and other charges recorded by the Company in 2003, 2002 and 2001.

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

*

(b)	The Company agrees to provide to the Commission, upon request, copies of any agreement defining rights of long-term debt holders.	*

(c)

Indenture dated as of March 7, 1996, between 360° Communications Company and Citibank, N.A., as Trustee (the “1996 360° Indenture”) (incorporated herein by reference to Exhibit 4.2 to 360° Communications Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

*

(d)

Form of 7 1/2% Senior Note Due 2006 issued under the 1996 360° Indenture (incorporated herein by reference to Exhibit 4.1 to 360° Communications Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

*

(e)

First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(e) to Form 10-Q for the period ended March 31, 2003).

*

(f)

Indenture dated as of March 1, 1997, between 360° Communications Company and Citibank, N.A., as Trustee (the “1997 360° Indenture”) (incorporated herein by reference to Exhibit 4.6 to 360° Communications Company’s Current Report on Form 8-K dated March 17, 1997).

*

(g)

Form of 7.60% Senior Note Due 2009 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.7 to 360° Communications Company’s Current Report on Form 8-K dated March 17, 1997).

*

(h)

Form of 6.65% Senior Note Due 2008 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.8 to 360° Communications Company’s Current Report on Form 8-K dated January 13, 1998).

*

(i)

First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(i) to Form 10-Q for the period ended March 31, 2003).

*

(10)(a)(1)

Amended and Restated Credit Agreement dated as of June 28, 2001, between ALLTEL Corporation and Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A., KeyBank National Association, and Banc of America Securities LLC (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2001).

*

(a)(2)

Amendment No. 1 to Amended and Restated Credit Agreement dated as of June 28, 2001, between ALLTEL Corporation and Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A., KeyBank National Association, and Banc of America Securities LLC (incorporated herein by reference to Exhibit 10(a)(2) to Form 10-Q for the period ended September 30, 2002).

*

 *     Incorporated herein by reference as indicated.

(a)   Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(a)(3)

Amendment No. 2 to Amended and Restated Credit Agreement dated as of August 29, 2003 between ALLTEL Corporation and Bank of America, N.A., Bank One, NA, Citibank, N.A., Merrill Lynch Bank USA, PNC Bank, National Association, Union Bank of California, N.A., Wachovia Bank, National Association (incorporated herein by reference to Exhibit 10(a)(3) to Form 10-Q for the period ended September 30, 2003).

*

(a)(4)

364 Day Revolving Credit Agreement dated as of July 30, 2003 between ALLTEL Corporation and Bank of America, N.A., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., Wachovia Bank, National Association, Bank One, NA, and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 10(a)(1) to Form 10-Q for the period ended June 30, 2003).

*

(b)(1)

Agreement by and between ALLTEL Corporation and Joe T. Ford effective as of July 26, 2001 (incorporated herein by reference to Exhibit 10(b)(4) to Form 10-K for the fiscal year ended December 31, 2001).

*

(b)(2)

Employment Agreement by and between ALLTEL Corporation and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-Q for the period ended September 30, 2003).

*

(c)(1)

Change in Control Agreement by and between the Company and Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10–Q for the period ended June 30, 1996).

*

(c)(1)(a)

Amendment to Change in Control Agreement by and between the Company and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(10) to Form 10-Q for the period ended September 30, 2003).

*

(c)(2)

Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10–K for the fiscal year ended December 31, 1998).

*

(c)(2)(a)	Amendment to Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of October 23, 2003.	(a)

(c)(3)

Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of January 30, 1997 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10–K for the fiscal year ended December 31, 1998).

*

(c)(3)(a)	Amendment to Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of October 23, 2003.	(a)

(c)(4)

Change in Control Agreement by and between the Company and Francis X. Frantz effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1994).

*

(c)(4)(a)	Amendment to Change in Control Agreement by and between the Company and Francis X. Frantz effective as of October 23, 2003.	(a)

(c)(5)

Change in Control Agreement by and between the Company and Jeffery R. Gardner effective as of January 28, 1999 (incorporated herein by reference to Exhibit 10(c)(8) to Form 10-K for the fiscal year ended December 31, 1998).

*

(c)(5)(a)	Amendment to Change in Control Agreement by and between the Company and Jeffery R. Gardner effective as of October 23, 2003.	(a)

 *     Incorporated herein by reference as indicated.

(a)   Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(c)(6)

Change in Control Agreement by and between the Company and Keith A. Kostuch effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-K for the fiscal year ended December 31, 2000).

*

(c)(7)

Change in Control Agreement by and between the Company and C.J. Duvall Jr. effective as of March 12, 2003 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-Q for the period ended March 31, 2003).

*

(c)(8)

Change in Control Agreement by and between the Company and Sharilyn S. Gasaway effective as of March 12, 2003 (incorporated herein by reference to Exhibit 10(c)(10) to Form 10-Q for the period ended March 31, 2003).

*

(c)(9)

Change in Control Agreement by and between the Company and Scott H. Settelmyer effective as of March 8, 2002 (incorporated herein by reference to Exhibit 10(c)(8) to Form 10-K for the fiscal year ended December 31, 2002).

*

(d)

Split-dollar Life Insurance Agreement by and between the Company and Francis X. Frantz effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form 10-K for the fiscal year ended December 31, 1994).

*

(e)(1)	Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(e)(2)	Amendment No. 1 to Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan effective October 23, 2003.	(a)

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

*

(f)(3)

Amendment No. 2 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 23, 1998 (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 2002).

*

(f)(4)

Amendment No. 3 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 28, 1999 (incorporated herein by reference to Exhibit 10(f)(4) to Form 10-K for the fiscal year ended December 31, 2002).

*

(f)(5)

Amendment No. 4 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 21, 1999 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-K for the fiscal year ended December 31, 2002).

*

(f)(6)

Amendment No. 5 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-K for the fiscal year ended December 31, 2002).

*

(f)(7)

Deferred Compensation Plan for Directors of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).

*

 *     Incorporated herein by reference as indicated.

(a)   Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(f)(8)

Amendment No. 1 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 1996).

*

(f)(9)

Amendment No. 2 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(9) to Form 10-K for the fiscal year ended December 31, 2002).

*

(f)(10)	ALLTEL Corporation 1999 Nonemployee Directors Stock Compensation Plan (as Amended and Restated effective January 22, 2004).	(a)

(f)(11)	ALLTEL Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(f)(12)

Amendment No. 1 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(11) to Form 10-K for the fiscal year ended December 31, 2002).

*

(f)(13)

Amendment No. 2 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(12) to Form 10-K for the fiscal year ended December 31, 2002).

*

(f)(14)	ALLTEL Corporation 1998 Directors’ Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).	*

(f)(15)

Amendment No. 1 to the ALLTEL Corporation 1998 Directors’ Deferred Compensation Plan, effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(14) to Form 10-K for the fiscal year ended December 31, 2002).

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

(a)   Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(g)(8)	ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(g)(9)	First and Second Amendments to ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(g)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(10)	ALLTEL Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Appendix C to Proxy Statement dated March 5, 2001).	*

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

(i)(2)

Amendment No. 1 to ALLTEL Corporation Performance Incentive Compensation Plan, effective January 29, 1998 (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended December 31, 1997).

*

(j)(1)	ALLTEL Corporation Long-Term Performance Incentive Compensation Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).	*

(j)(2)

Amendment No. 1 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan as amended and restated effective January 1, 1993 (incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).

*

(j)(3)

Amendment No. 2 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998 (incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended December 31, 1997).

*

(k)(1)	ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

(k)(2)	Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(k)(3)	Amendment No. 2 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(k)(4)	Amendment No. 3 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended June 30, 2003).	*

(k)(5)	Amendment No. 5 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a) (b)

 *     Incorporated herein by reference as indicated.

(a)   Filed herewith.

(b)   Amendment No. 4 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) has not been executed and is intentionally omitted.

EXHIBIT INDEX, Continued

Number and Name

(10)(k)(6)	Amendment No. 6 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(k)(7)	Amendment No. 7 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(k)(8)	Amendment No. 8 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(1)(1)	ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)to Form 10-Q for the period ended March 31, 2002).	*

(l)(2)	Amendment No. 1 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(l)(3)	Amendment No. 2 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	(a)

(l)(4)	Amendment No. 3 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	(a)

(l)(5)	Amendment No. 4 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	(a)

(m)	ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*

(n)(1)	Amended and Restated ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*

(n)(2)	First Amendment to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(n)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(1)	ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(2)	Amendment No. 1 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(o)(3)	Amendment No. 2 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(o)(4)	Amendment No. 3 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ended June 30, 2003).	*

(o)(5)	Amendment No. 4 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

(o)(6)	Amendment No. 5 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

(11)	Statement Re: Computation of per share earnings.	(a)

(21)	Subsidiaries of ALLTEL Corporation.	(a)

(23)	Consent of PricewaterhouseCoopers LLP.	(a)

 *     Incorporated herein by reference as indicated.

(a)   Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

(31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

(32)(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(32)(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

 *     Incorporated herein by reference as indicated.

(a)   Filed herewith.

ALLTEL CORPORATION

FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ALLTEL CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

ALLTEL Corporation (“ALLTEL” or the “Company”) is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to more than 12 million residential and business customers in 26 states.  Among the highlights in 2003, ALLTEL:

•      Achieved solid financial results driven primarily by the effects of the Company’s August 2002 acquisitions, increased sales of ALLTEL’s higher-yield Total and National Freedom wireless rate plans and additional sales of enhanced communications products and services.  These factors offset the effects of increased competition in ALLTEL’s wireless business and a 2 percent decline in wireline access lines due to wireless and broadband substitution.

•      Improved the Company’s financial flexibility and simplified its business strategically through the sale of its financial services operations.

•      Invested more than $1.1 billion in its telecommunications network in order to increase voice capacity and provide customers with access to high-speed wireless and wireline data services.

•      Operationally delivered improvements in overall service quality to ALLTEL’s customers at its retail stores, in its call centers and on its networks, resulting in a year-over-year decline in wireless postpay churn, growth in average revenue per customer, and an increase in DSL customers that more than offset the loss in wireline access lines noted above.

ALLTEL used the proceeds from the sale of the financial services division along with the cash generated from its continuing business operations to decrease long-term debt by over $750 million in 2003 and to increase its cash, short-term investments and marketable equity securities to more than $1.0 billion at the end of the year.

During 2004, the Company will continue to face significant challenges resulting from continued competition in the telecommunications industry and changes in the regulatory environment, including the effects of the Federal Communications Commission’s (“FCC”) number portability rules and potential changes to the rules governing Universal Service and inter-carrier compensation.  In addressing these challenges, ALLTEL will continue to focus its efforts on improving customer service, enhancing the quality of its networks and expanding its product and service offerings.  During the first quarter of 2004, the Company will change its organizational structure to support continued improvements in service delivery and customer satisfaction, while reducing annual operating costs by approximately $20 million.  In connection with these efforts, the Company expects to record a pretax restructuring charge of approximately $15 million during the first quarter of 2004.

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

In January 2003, ALLTEL completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations and as assets held for sale in the Company’s consolidated financial statements for all periods presented.  (See Note 11 to the consolidated financial statements for additional information regarding the disposal of the financial services operations.)

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

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications Inc. (“Verizon”) for $1.93 billion in cash.  The acquired wireline properties overlapped ALLTEL’s existing wireless service in northeastern Kentucky and increased the Company’s total access lines by approximately 23 percent to nearly 3.2 million wireline customers.  On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  Through the completion of the transaction, ALLTEL added properties representing approximately 8.3 million POPs, acquired approximately 762,000 customers, increasing its wireless customer base to more than 7.5 million customers, and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs, and Personal Communications Services (“PCS”) licenses covering 1.3 million POPs in Wisconsin and Iowa.

The accounts and results of operations of the acquired wireline and wireless properties are included in the accompanying consolidated financial statements from the date of acquisition.  (See Note 3 to the consolidated financial statements for additional information regarding these acquisitions.)

To fund the cost of the acquisition of wireline properties in Kentucky and wireless properties from CenturyTel discussed above, during the second quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion.  The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005.  The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL’s common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit.  The equity units also included $50 principal amount of senior notes, which bear interest at 6.25 percent and mature on May 17, 2007.  In June 2002, the Company also issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032.  Net proceeds from this debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses.  The net proceeds from the issuance of the equity units and long-term debt of $2.81 billion were invested until completion of the acquisitions.  (See Note 4 to the consolidated financial statements for additional information regarding the equity units.)

ACCOUNTING AND FINANCIAL REPORTING CHANGES

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150, with an effective date of July 1, 2003, requires all financial instruments included within its scope to be initially recorded at fair value or settlement value, depending upon the nature of the financial instrument, and subsequently remeasured at each balance sheet date.  Certain of the Company’s consolidated non-wholly owned wireless partnerships have finite lives specified in their partnership agreements, and, accordingly, must be legally dissolved and terminated, at a specified future date, usually 50 or 99 years after formation, and the proceeds distributed to the partners.  Under the provisions of SFAS No. 150, the minority interests associated with these partnerships are considered mandatorily redeemable financial instruments, and as such, would be required to be reported as liabilities in ALLTEL’s consolidated financial statements, initially measured at settlement value, and subsequently remeasured at each balance sheet date with changes in settlement values reported as a component of interest expense.  On November 7, 2003, the FASB issued Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150” (“FSP No. 150-3”).  FSP No. 150-3 deferred indefinitely the recognition and measurement provisions of SFAS No. 150 applicable to mandatorily redeemable noncontrolling interests, including the minority interests associated with the Company’s consolidated non-wholly owned partnerships with finite lives.  Accordingly, the adoption of SFAS No. 150 did not affect the Company’s consolidated results of operations, financial position, or cash flows as of and for the year ended December 31, 2003.

Except for certain wireline subsidiaries as further discussed below, ALLTEL adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will recognize a gain or loss after settlement of the obligation.

ALLTEL evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which ALLTEL owns the underlying land, the Company has no contractual or legal obligation to remediate the property if ALLTEL were to abandon, sell or otherwise dispose of the property.  Certain of ALLTEL’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the cell site and switch site operating leases and the leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position or cash flows as of or for the year ended December 31, 2003.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the year ended December 31, 2003.  The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2003.

Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for all new arrangements entered into on or after that date.  Issue 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains one or more units of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  Upon adoption, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service.  The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2003.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”.  This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach.  As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations.  In addition, the Company conducted a review of its other identifiable intangible assets and determined that its cellular and PCS licenses ( the “wireless licenses”) met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely.  Accordingly, ALLTEL also ceased amortization of the wireless licenses as of January 1, 2002.

In 2001, ALLTEL changed the method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform to the accounting principles followed by the ALLTEL Pension Plan (the “ALLTEL Plan”), a defined benefit pension plan covering substantially all employees working in the Company’s communications and corporate operations.  The change in accounting was completed in conjunction with the Company’s decision to conform future benefits earned under the subsidiary’s plan with the ALLTEL Plan, effective June 1, 2001.  The change in accounting, retroactive to January 1, 2001, affected both the computation and amortization of unrecognized actuarial gains and losses for purposes of computing annual pension cost related to the subsidiary’s pension plan.  The change included modifying the method by which the market-related value of plan assets was determined from a calculated five-year average to actual fair value.  In addition, unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets will be amortized on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5 percent corridor will be amortized over the average remaining service life of active plan participants (approximately 13 years).  Under the method previously followed by the subsidiary’s plan, only unrecognized actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets were amortized over the average remaining service life of active plan participants.  ALLTEL believes the changes in computing the market-related value of plan assets and accelerating the amortization periods are preferable because these changes result in more timely recognition of actuarial gains and losses in computing annual pension cost related to the subsidiary’s plan, and achieve consistency with the ALLTEL Plan.  The effect of these changes in 2001 was to increase pension income by $1.7 million and income before cumulative effect of accounting change by $1.0 million.  (See Notes 1 and 2 to the consolidated financial statements for additional information regarding these accounting changes.)

CONSOLIDATED RESULTS OF OPERATIONS

(Millions, except per share amounts)	2003	2002	2001
Revenues and sales:
Service revenues	$7,156.1	$6,428.9	$5,900.0
Product sales	823.8	683.5	715.8
Total revenues and sales	7,979.9	7,112.4	6,615.8
Costs and expenses:
Cost of services	2,273.6	2,039.0	1,800.5
Cost of products sold	1,043.5	891.3	907.2
Selling, general, administrative and other	1,498.1	1,297.0	1,201.1
Depreciation and amortization	1,247.7	1,095.5	1,082.0
Integration expenses and other charges	19.0	69.9	76.3
Total costs and expenses	6,081.9	5,392.7	5,067.1
Operating income	1,898.0	1,719.7	1,548.7
Non-operating expense, net	(3.2)	(5.3)	(14.1)
Interest expense	(378.6)	(355.1)	(261.2)
Gain on disposal of assets, write-down of investments and other	17.9	1.0	357.6
Income from continuing operations before income taxes	1,534.1	1,360.3	1,631.0
Income taxes	580.6	510.2	653.0
Income from continuing operations	953.5	850.1	978.0
Income from discontinued operations, net of income taxes	361.0	74.2	69.5
Cumulative effect of accounting change, net of income taxes	15.6	—	19.5
Net income	$1,330.1	$924.3	$1,067.0
Basic earnings per share:
Income from continuing operations	$3.06	$2.73	$3.14
Income from discontinued operations	1.16	.24	.22
Cumulative effect of accounting change	.05	—	.06
Net income	$4.27	$2.97	$3.42
Diluted earnings per share:
Income from continuing operations	$3.05	$2.72	$3.12
Income from discontinued operations	1.15	.24	.22
Cumulative effect of accounting change	.05	—	.06
Net income	$4.25	$2.96	$3.40

Revenues and sales increased $867.5 million, or 12 percent, in 2003 and $496.6 million, or 8 percent, in 2002.  Service revenues increased $727.2 million, or 11 percent, in 2003 and $528.9 million, or 9 percent, in 2002.  The increases in service revenues in both years primarily reflected growth in ALLTEL’s communications customer base resulting primarily from acquisitions and the corresponding increase in access revenues.  The acquisitions of wireless and wireline properties completed in 2003 and 2002, as previously discussed, accounted for approximately $544.4 million and $360.7 million of the overall increases in service revenues and $569.8 million and $369.9 million of the overall increase in total revenues and sales in 2003 and 2002, respectively.  In addition to the effects of the acquisitions, service revenues for 2003 also reflected increased wireless access revenues resulting from nonacquisition-related customer growth, increased sales of ALLTEL’s higher-yield national rate plans and continued growth in average monthly minutes of use per customer.  Service revenues for 2003 also reflected an increase in the amounts billed to customers to offset costs related to certain regulatory mandates, including Universal Service funding.  Growth in the Company’s Internet operations and increased revenues derived from wireless data services and from the sale of enhanced communications services, including caller identification, voice mail and communications equipment protection plans also contributed to the increases in service revenues in both 2003 and 2002.  The increase in service revenues in 2003 attributable to acquisitions, higher network usage, additional regulatory mandate fees billed to customers and growth in Internet, wireless data and enhanced communications services were partially offset by lower wireless airtime and retail roaming revenues as compared to 2002, the loss of wireline access lines, and a decrease in telecommunications information services revenues.  The increase in service revenues in 2002 attributable to acquisitions and growth in Internet, wireless data and enhanced communications services were partially offset by lower average revenue per wireless customer compared to 2001 and the loss of wireline access lines, which declined in both 2003 and 2002 primarily due to the effects of broadband and wireless substitution.

Product sales increased $140.3 million, or 21 percent, in 2003 and decreased $32.3 million, or 5 percent, in 2002.  The increase in product sales in 2003 primarily resulted from higher retail prices realized on the sale of wireless handsets and accessories driven by growth in gross customer additions and increased retention efforts by the Company.  The wireless and wireline acquisitions discussed above accounted for approximately $25.4 million of the overall increase in product sales in 2003.  Product sales for 2003 also reflected increased sales of telecommunications and data products to non-affiliates of $60.0 million, primarily reflecting increased sales of wireless handsets to retailers and other distributors.  Product sales decreased in 2002 primarily due to a reduction in revenues derived from the sales of wireless handsets and accessories, reflecting decreases in retail prices driven by competition.  Directory publishing revenues also decreased in 2002 primarily due to the loss of one major customer.  A decline in customer premise equipment sales consistent with ALLTEL’s decision to exit certain Competitive Local Exchange Carrier (“CLEC”) markets, as further discussed below, also contributed to the decrease in product sales in 2002.  These decreases were partially offset in 2002 by increased product sales of $9.2 million attributable to the wireless and wireline property acquisitions.

Cost of services increased $234.6 million, or 12 percent, in 2003 and $238.5 million, or 13 percent, in 2002.  The acquisitions of wireless and wireline properties completed in 2003 and 2002 accounted for approximately $214.4 million and $101.6 million of the overall increases in cost of services in 2003 and 2002, respectively.  In addition to the effects of the acquisitions, cost of services for 2003 and 2002 also reflected increases in network-related costs for the wireless operations of $44.5 million and $34.7 million, respectively, primarily resulting from increased network traffic resulting from customer growth and expansion of calling areas.  Cost of services for 2003 also reflected increases in wireless regulatory fees of $40.5 million, principally related to the Universal Service Fund, reflecting changes in FCC regulations effective April 1, 2003.  Cost of services for 2003 also included incremental expenses of approximately $14.9 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America.  The increases in cost of services attributable to acquisitions, increased wireless network-related costs, higher regulatory fees and incremental expenses associated with the strike were partially offset by reductions in bad debt expense.  Losses sustained from bad debts decreased $81.2 million in 2003, primarily reflecting the Company’s continued efforts to monitor its customer credit policies, evaluate minimum deposit requirements for high-credit risk customers and improve collection practices by adding new technologies and proactively managing the efforts of its collection agencies.  Conversely, cost of services in 2002 reflected increased bad debt expense of $123.1 million, primarily due to the overall decline in economic conditions, weakening consumer credit and the effects of fourth quarter 2001 marketing programs directed toward the credit-challenged wireless customer segment.  Bad debt expense for 2002 also included a $14.0 million write-down in receivables resulting from an interexchange carrier’s bankruptcy filing.

Cost of products sold increased $152.2 million, or 17 percent, in 2003 and decreased $15.9 million, or 2 percent, in 2002. The increase in cost of products sold in 2003 was consistent with the growth in wireless customer activations and the Company’s continued retention efforts.  In addition, the wireless and wireline property acquisitions accounted for $46.8 million of the overall increase in cost of products sold in 2003.  Cost of products sold decreased in 2002 consistent with the overall decline in product sales noted above and the effects of lower gross profit margins earned from the sale of telecommunications and data products.  The reduction in gross profit margins earned by the product distribution operations reflected lower margins earned on affiliated sales and increased competition from other distributors and from direct sales by manufacturers.  These decreases were partially offset in 2002 by increased cost of products sold of $17.3 million attributable to the wireless and wireline property acquisitions.

Selling, general, administrative and other operating expenses increased $201.1 million, or 16 percent, in 2003 and $95.9 million, or 8 percent, in 2002.  The wireless and wireline property acquisitions accounted for $123.2 million and $63.3 million of the overall increases in selling, general, administrative and other expenses in 2003 and 2002, respectively. Advertising costs increased $33.6 million in 2003 primarily due to increased promotional activities, including the launch of a new advertising campaign to promote ALLTEL’s brand name recognition among consumers.  Wireless general and administrative expenses increased $34.8 million in 2003, primarily due to additional costs incurred to complete, for various acquisitions, the conversion of these operations to the Company’s billing and operational support systems.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for 2002 reflected increased commission costs of $46.6 million consistent with the growth in gross wireless customer additions and increased sales of ALLTEL’s Total and National Freedom wireless service rate plans.  Commissions expense also reflected increased commissions paid to outside agents reflecting a shift in the Company’s distribution and product mix.  The increases resulting from acquisitions and higher commissions costs were partially offset by cost savings from ALLTEL’s restructuring of its CLEC and retail store operations completed during the first quarter of 2002, as further discussed below, and decreased advertising costs of $13.5 million resulting from discounted pricing received by ALLTEL due to purchasing advertising in bulk as part of centralizing the Company’s advertising efforts.

Depreciation and amortization expense increased $152.2 million, or 14 percent, in 2003 and $13.5 million, or 1 percent, in 2002.  The wireless and wireline property acquisitions accounted for $101.3 million and $54.2 million of the overall increases in depreciation and amortization expense in 2003 and 2002, respectively.  In addition to the effects of the acquisitions, depreciation and amortization expense increased $50.9 million and $57.6 million in 2003 and 2002, respectively, primarily as a result of growth in communications plant in service.  The increase in depreciation and amortization expense in 2002 attributable to acquisitions and growth in communications plant in service were partially offset by a reduction in amortization expense of $98.3 million due to no longer amortizing goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142.

Pension expense, which is included in both cost of services and selling, general, administrative and other expenses, increased $32.2 million in 2003 and remained flat in 2002 compared to 2001.  The increase in pension expense for 2003 reflected a reduction in the discount rate used to measure annual pension costs from 7.25 percent in 2002 to 6.85 percent in 2003.  In addition, pension expense for 2003 included $20.7 million of additional amortization of unrecognized actuarial losses, primarily reflecting negative investment returns earned on pension plan assets during the three years ended December 31, 2002.  (See “Pension Plans” below for an additional discussion of the factors affecting the Company’s annual pension costs.)

Operating income increased $178.3 million, or 10 percent, in 2003 and $171.0 million, or 11 percent, in 2002.  The increases in operating income in both periods primarily reflected the growth in revenues and sales, as noted above.  The wireless and wireline acquisitions accounted for $84.1 million and $133.5 million of the overall increases in operating income in 2003 and 2002, respectively.  Operating margins attributable to the acquisitions declined in 2003 compared to 2002, primarily reflecting the incremental strike-related costs discussed above, the effects of migrating the acquired CenturyTel operations to ALLTEL’s negotiated roaming rates, increased selling-related expenses due to volume growth in new wireless customer activations, and the additional costs incurred to convert the acquired operations to the Company’s billing and operational support systems.  Operating income for both 2003 and 2002 also included the effects of integration expenses, restructuring and other charges as further discussed below.

Integration Expenses and Other Charges

A summary of the integration and other charges recorded in the second quarter of 2003 was as follows:

(Millions)	Total
Severance and employee benefit costs	$6.3
Lease and contract termination costs	(0.5)
Write-down of software development costs	13.2
Total integration expenses and other charges	$19.0

The Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of December 31,

2003, the Company had paid $8.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

A summary of the integration and other charges recorded in 2002 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$13.4	$—	$1.9	$(0.5)	$14.8
Lease and contract termination costs	12.4	—	2.2	(2.0)	12.6
Computer system conversion and other integration costs	3.4	9.0	8.6	—	21.0
Write-down of cell site equipment	7.1	—	—	—	7.1
Write-down of software development costs	4.4	—	—	—	4.4
Branding and signage costs	—	—	7.8	—	7.8
Equipment removal and other disposal costs	2.2	—	—	—	2.2
Total integration expenses and other charges	$42.9	$9.0	$20.5	$(2.5)	$69.9
Number of employees terminated	910	—	130	—	1,040
Number of lease sites terminated	31	—	7	—	38

During the fourth quarter of 2002, the Company recorded a $2.5 million reduction in the liabilities associated with the restructuring of its CLEC operations initiated during the first quarter of 2002, as discussed below.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets.

During the third quarter of 2002, the Company recorded a restructuring charge of $4.1 million consisting of severance and employee benefit costs related to a planned workforce reduction and lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999), as further discussed below.  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening demand in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of December 31, 2003, the Company had paid $1.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

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

In 2001, during the evaluation of its existing CLEC operations, the Company determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share.  Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of ALLTEL’s CLEC access lines.  In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers.  During the first quarter of 2002, the Company also consolidated its call center and retail store operations.  In connection with these activities, the Company recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  As previously discussed, in the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  As of December 31, 2003, the Company had paid $12.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The $12.4 million in lease and contract termination costs recorded in the first quarter of 2002 consisted of $5.0 million, representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company abandoned, net of anticipated sublease income.  The lease and contract termination costs also included $3.6 million of costs to terminate transport agreements with six interexchange carriers.  The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999.  The additional charge reflected a reduction in expected sublease income primarily due to softening demand in the commercial real estate market and the bankruptcy filings by two sublessees.  The lease termination costs also included $1.0 million of unamortized leasehold improvements related to the abandoned locations.

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

During 2001, the Company restructured its regional communications, product distribution and corporate operations and recorded write-downs in the carrying value of certain cell site equipment to fair value in connection with the product replacement program previously discussed.  A summary of the restructuring and other charges recorded in 2001 was as follows:

(Millions)	Total
Severance and employee benefit costs	$56.5
Lease and contract termination costs	4.7
Write-down of cell site equipment	15.1
Total restructuring and other charges	$76.3

As indicated in the table above, the restructuring and other charges consisted of $56.5 million in severance and employee benefit costs related to planned workforce reductions, $4.7 million in lease termination costs associated with the closing of certain retail and other operating locations, and the write-down in the carrying value of certain cell site equipment, as previously discussed.  Included in the severance and employee benefit component of the restructuring charge were non-cash charges of $22.6 million.  These non-cash charges consisted of $21.5 million in additional pension and post-retirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options.  Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company’s pension and post-retirement benefit plans and 230 employees accepted the retirement incentive offer.  The restructuring plan was completed in December 2001 and resulted in the elimination of 1,493 employees, including the employees who accepted the early retirement incentive.  The work force reductions occurred primarily in operations management, engineering, sales and the corporate support functions.  As of December 31, 2003, the Company had paid $33.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The lease termination costs consisted of $3.6 million representing the estimated minimum contractual commitments over the next one to five years for 62 operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations.

As of December 31, 2003, the remaining unpaid liability related to the Company’s integration and restructuring activities was $3.8 million, consisting of lease cancellation and contract termination costs of $3.1 million and severance and employee-related expenses of $0.7 million.  Cash outlays for the remaining employee-related expenses and lease termination costs will be disbursed over the ensuing 12 to 48 months.  Funding for the remaining unpaid liability will be internally financed from operating cash flows.  The integration expenses and other charges decreased net income $11.5 million, $42.3 million and $45.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The integration expenses and other charges discussed above were not allocated to the Company’s business segments, as management evaluates segment performance excluding the effects of these items. (See Note 8 to the consolidated financial statements for additional information regarding these charges.)

Non-Operating Expense, Net

(Millions)	2003	2002	2001
Equity earnings in unconsolidated partnerships	$64.4	$65.8	$56.9
Minority interest in consolidated partnerships	(78.6)	(73.4)	(75.2)
Other income, net	11.0	2.3	4.2
Non-operating expense, net	$(3.2)	$(5.3)	$(14.1)

Non-operating expense, net decreased $2.1 million, or 40 percent, in 2003 and $8.8 million, or 62 percent, in 2002.  Equity earnings in unconsolidated partnerships in 2003 and 2002 included $17.9 million and $15.1 million, respectively, of additional income resulting from the acquisition of certain minority partnership interests from CenturyTel, as previously discussed.  The increases in equity earnings in both years attributable to the CenturyTel acquisition were partially offset in 2003 by the effects of the acquisitions of additional ownership interests in the Michigan and Wisconsin wireless properties and in 2002 by the 2001 acquisition of a controlling interest in a Texas wireless partnership, in which the Company previously held a minority ownership interest.  Minority interest expense in 2003 and 2002 included $8.8 million and $5.6 million, respectively, of additional expense resulting from the acquisition of certain non-wholly owned partnership interests from CenturyTel.  In addition to the effects of the CenturyTel acquisition, minority interest expense increased in 2003 due to improved earnings in ALLTEL’s majority-owned wireless operations as compared to 2002.  The increase in minority interest expense attributable to the CenturyTel acquisition was offset in 2002 by the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs as part of the dissolution of a wireless partnership with BellSouth Mobility, Inc. (“BellSouth”) that was completed in 2001.  Other income, net for 2003 included additional dividend income of $8.3 million earned on the Company’s equity investments, principally Fidelity National common stock.  Conversely, other income, net for 2002 included additional interest income of $8.2 million from investing the cash proceeds from ALLTEL’s equity unit and long-term debt offerings, as previously discussed.  Other income, net for 2002 also included net losses of $12.1 million related to the disposal of certain assets.

Interest Expense

Interest expense increased $23.5 million, or 7 percent, in 2003 and $93.9 million, or 36 percent, in 2002.  The increases in both years primarily reflected the additional interest expense resulting from ALLTEL’s equity unit and long-term debt offerings to finance the cost of its 2002 wireline and wireless property acquisitions previously discussed.  The increase in interest expense in 2003 attributable to the equity unit and long-term debt offerings was partially offset by the effects of the repayment of $763.4 million of long-term debt.  In March 2003, the Company repaid a $450.0 million unsecured note using commercial paper borrowings.  In the second quarter of 2003, ALLTEL repaid all outstanding commercial paper borrowings and prepaid $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The debt repayments in the second quarter were funded primarily from the cash proceeds received from the sale of the financial services division to Fidelity National previously discussed.

Gain on Disposal of Assets, Write-Down of Investments and Other

In 2003, ALLTEL sold to Convergys Information Management Group (“Convergys”) certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the Company’s telecommunications information services operations.  In connection with this sale, the Company received proceeds of $37.0 million and recorded a pretax gain of $31.0 million.  ALLTEL also recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  As noted above, during the second quarter of 2003, ALLTEL retired, prior to stated maturity dates, $249.1 million of long-term debt.  In connection with the early retirement of this debt, the Company incurred pretax termination fees of $7.1 million.  These transactions increased net income $10.7 million in 2003.

In 2002, the Company recorded a pretax gain of $22.1 million from the sale of a wireless property in Pennsylvania to Verizon Wireless.  The Company also recorded pretax write-downs totaling $15.1 million related to its investment in Hughes Tele.com Limited (“HTCL”).  The initial write-down of $12.5 million was recorded during the second quarter of 2002 in connection with HTCL’s agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL’s common stock.  In December 2002, ALLTEL exchanged its shares of HTCL for non-voting, mandatory redeemable convertible preferred shares of Tata Teleservices Limited (“Tata”), a privately held Indian company.  Subsequently, ALLTEL decided to liquidate this investment by selling the Tata preferred shares.  The additional $2.6 million write-down of the Tata investment recorded in the fourth quarter of 2002 reflected the difference between the carrying amount of the Tata preferred shares and the estimated sales proceeds to be realized by ALLTEL upon completion of the sale, which occurred in February 2003.  During 2002, the Company also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of the wireless partnership with BellSouth involving wireless properties in four states.  As discussed below, this gain was initially recorded in 2001.  This additional adjustment reflected a true up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.  In 2002, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL’s investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.  The effect of these transactions increased net income $0.6 million in 2002.

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

Income Taxes

Income tax expense increased $70.4 million, or 14 percent, in 2003 consistent with the overall growth in segment income as further discussed below under “Results of Operations by Business Segment”.  Income tax expense decreased $142.8 million, or 22 percent, in 2002 primarily due to the tax-related effects of the integration expenses and other charges, gain on disposal of assets and write-down of investments previously discussed.  The tax-related effects of these items accounted for $156.7 million of the overall decrease in income tax expense in 2002 and was partially offset by growth in segment income.  Income tax expense for 2002 also reflected an approximate two percent reduction in ALLTEL’s effective income tax rate from 2001 as a result of no longer amortizing goodwill and other indefinite-lived intangible assets for financial statement purposes pursuant to SFAS No. 142.

Discontinued Operations

As previously discussed, as a result of the April 1, 2003 sale of the financial services division to Fidelity National and the January 2003 termination of ALLTEL’s business venture with Bradford & Bingley Group, the Company’s financial services operations have been reflected as discontinued operations in ALLTEL’s consolidated financial statements for all periods presented.  The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the years ended December 31:

(Millions)	2003	2002	2001
Revenues and sales	$210.3	$871.0	$889.8
Operating expenses	148.1	775.1	773.8
Operating income	62.2	95.9	116.0
Minority interest in consolidated partnerships	—	3.5	3.4
Other income (expense), net	(0.1)	5.8	1.4
Gain on sale of discontinued operations	555.1	—	—
Pretax income from discontinued operations	617.2	105.2	120.8
Income tax expense	256.2	31.0	51.3
Income from discontinued operations	$361.0	$74.2	$69.5

The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations.  The cessation of depreciation had the effect of reducing operating expenses by approximately $13.0 million in 2003.  The Company recorded an after-tax gain of $323.9 million upon completion of the sale of the financial services division.  Included in operating expenses for 2002 was a $42.3 million charge associated with discontinuing the Company’s business venture with Bradford & Bingley Group.  The charge primarily consisted of the write-off of capitalized software development costs that had no alternative use or functionality.  The charge also included the write-off of unamortized leasehold improvements and other costs to unwind the business venture.

Net Income and Earnings per Share

Net income increased $405.8 million, or 44 percent, in 2003 and decreased $142.7 million, or 13 percent, in 2002.  Both basic and diluted earnings per share also increased 44 percent in 2003 and decreased 13 percent in 2002.  The increase in net income and earnings per share in 2003 primarily reflected growth in segment income, as further discussed below under “Results of Operations by Business Segment”, the gain realized from the sale of the financial services division and the cumulative effect of adopting SFAS No. 143.  These increases were partially offset by the effects of integration expenses and other charges, investment write-downs and termination fees on the early retirement of long-term debt.  Conversely, reported net income and earnings per share for 2002 included the effects of integration expenses and other charges, gains realized from the sale of assets and investment write-downs.  In addition, operating results for 2002 reflected the effects of no longer amortizing indefinite-lived intangible assets pursuant to the adoption of SFAS No. 142, additional net interest cost due to prefunding ALLTEL’s wireline and wireless acquisitions, and the write-down in receivables due to an interexchange carrier’s bankruptcy filing.  The effect of these items accounted for $171.3 million of the overall decrease in net income in 2002 and was partially offset by growth in segment income.

Average Common Shares Outstanding

The average number of common shares outstanding increased slightly in 2003 compared to a slight decrease in average shares outstanding in 2002.  The increase in 2003 primarily reflected additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.  The decrease in 2002 was primarily due to the Company’s repurchase of 3.3 million of its common shares in 2001, as further discussed below.  The effect on the average number of common shares outstanding resulting from the repurchase of stock was partially offset in 2002 by additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

(Dollars in millions, customers in thousands)	2003	2002	2001
Revenues and sales:
Service revenues	$4,466.5	$3,999.2	$3,639.8
Product sales	261.9	161.0	192.2
Total revenues and sales	4,728.4	4,160.2	3,832.0
Costs and expenses:
Cost of services	1,367.8	1,246.1	1,039.2
Cost of products sold	536.7	430.6	467.1
Selling, general, administrative and other	1,154.9	958.0	879.0
Depreciation and amortization	671.0	577.6	619.0
Total costs and expenses	3,730.4	3,212.3	3,004.3
Segment income	$998.0	$947.9	$827.7
Customers	8,023.4	7,601.6	6,683.0
Gross customer additions (a)	2,856.8	3,157.0	2,297.6
Net customer additions (a)	421.8	1,032.5	441.4
Prepaid customer unit adjustment (b)	—	(113.9)	—
Market penetration rate	13.3%	12.9%	13.5%
Postpay customer churn	2.09%	2.23%	2.34%
Total churn	2.59%	2.50%	2.41%
Average revenue per customer per month	$47.51	$46.97	$47.09
Cost to acquire a new customer (c)	$308	$304	$302

Notes to Communications-Wireless Operations Table:

(a)     Includes the effects of acquisitions and dispositions.  Excludes reseller customers for all periods presented.

(b)     In integrating the operations of the former CenturyTel properties, the Company standardized disconnect policies across its entire wireless operations, the primary effects of which were a two-month advancement of customer disconnects among the Company’s prepaid customer segment and a reduction of ALLTEL’s customer base.  This policy change did not affect reported operating results because the customer accounts disconnected were inactive.

(c)     Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”) by the number of internal gross customer additions during the period.  Customer acquisition costs exclude amounts related to the customer retention efforts.  A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows:

(Millions, except customers in thousands)	2003	2002	2001
Product sales	$(176.4)	$(118.0)	$(161.5)
Cost of products sold	296.8	269.0	333.9
Sales and marketing expense	714.0	579.3	521.1
Total costs incurred to acquire new customers	$834.4	$730.3	$693.5
Gross customer additions, excluding acquisitions	2,709.4	2,404.2	2,297.6
Cost to acquire a new customer	$308	$304	$302

During 2003, the total number of wireless customers served by ALLTEL increased by more than 400,000 customers, or 6 percent, compared to an annual growth rate in customers of 14 percent in 2002.  As previously discussed, in 2003, the Company purchased wireless properties in Arizona, Michigan, Mississippi and Wisconsin.  These acquisitions accounted for approximately 147,000 of the overall increase in wireless customers that occurred during 2003.  Conversely, the acquisition of wireless properties from CenturyTel accounted for approximately 762,000 of the overall increase in wireless customers that occurred in 2002.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) increased to 13.3 percent as of December 31, 2003.

Excluding the effects of the acquisitions, gross customer additions increased to 2,709,000 in 2003, an increase of 13 percent compared to 2002.  The level of customer growth in 2004 will be dependent upon the Company’s ability to attract new customers in an increasingly competitive marketplace currently supporting up to seven competitors in each market.  The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional phone lines and services to existing customers and pursuing strategic acquisitions.  Consistent with this focus, the Company recently launched “Touch2Talk”, ALLTEL’s push-to-talk wireless offering that, once fully deployed by the end of the first quarter of 2004, will provide customers with service coverage over ALLTEL’s entire digital wireless network.

The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects).  During the second quarter of 2003, the Company launched several operational initiatives designed to improve overall service quality to its customers both at its retail stores and in its call centers.  To improve customer retention, the Company offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to newer digital handsets.  ALLTEL also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  The Company believes that its improvements in customer service levels, proactive retention efforts, and digital network expansion contributed to the decrease in postpay customer churn in 2003.  Total churn increased in 2003 primarily due to an increase in the number of prepaid customer disconnects as compared to 2002, primarily driven by the Company’s decision to phase-out offering unlimited prepaid service in 11 markets, as well as the change in the Company’s prepaid disconnect policy, effective in the fourth quarter of 2002, as further discussed in Note (b) to the Communications-Wireless Operations Table.  Customers subscribing to the unlimited prepaid plans represent less than one percent of the Company’s total wireless customer base.

Wireless revenues and sales increased $568.2 million, or 14 percent, in 2003 and $328.2 million, or 9 percent, in 2002.  Service revenues increased $467.3 million, or 12 percent in 2003 and $359.4 million, or 10 percent, in 2002.  The increases in service revenues in both years primarily reflected growth in ALLTEL’s customer base and the resulting increase in access revenues.  The acquisition of the wireless properties accounted for approximately $301.8 million and $179.3 million of the overall increases in service revenues and $321.3 million and $186.4 million of the overall increases in total revenues and sales in 2003 and 2002, respectively.  In addition to the effects of the acquisitions, access revenues increased $209.6 million and $168.1 million in 2003 and 2002, respectively, primarily because of nonacquisition-related customer growth, increased sales of the Company’s higher-yield Total and National Freedom rate plans and growth in average monthly minutes of use per customer.  Service revenues in both 2003 and 2002 also reflected increases in revenues earned from data messaging services and from the sale of enhanced services, including caller identification, voicemail and equipment protection plans.  Revenues from data and enhanced services increased $44.1 million and $33.8 million in 2003 and 2002, respectively, reflecting increased demand for these service offerings.  Service revenues also included increases in regulatory and other fees of $41.4 million in 2003 and $45.7 million in 2002.  The increase in fees in 2003 reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003.  Conversely, the increase in fees in 2002 reflected additional amounts assessed for early disconnection, late payment and reconnection services as compared to 2001, resulting from enhancements to ALLTEL’s billing systems to consistently charge for these services and the overall decline in economic conditions and weakening consumer credit.  Service revenue growth in 2003 and 2002 attributable to increased access revenues from customer growth, additional revenues earned from data and enhanced services, and increased regulatory and other fees were partially offset by lower local airtime and retail roaming revenues of $110.7 million and $39.3 million, respectively.  The decreases in local airtime and retail roaming revenues primarily reflected the expansion of local, regional and national calling areas.  Service revenues for 2002 also reflected an increase in rental revenues of $16.0 million primarily resulting from ALLTEL’s agreement with American Tower Corporation (“American Tower”) to lease to American Tower 1,773 of the Company’s cell site towers for $531.9 million of cash paid in advance.  This transaction closed in several phases throughout 2001 and was completed in February 2002.  Proceeds from this leasing transaction are recognized as service revenues on a straight-line basis over the fifteen-year lease term.

Average revenue per customer per month in 2003 increased one percent compared to 2002, primarily reflecting increased sales of the Company’s higher-yield Total and National Freedom rate plans and growth in average minutes of use per customer per month, partially offset by decreased wholesale roaming rates and slightly dilutive effects of migrating the acquired CenturyTel markets to ALLTEL’s roaming rate structure.  The increase in regulatory mandate fees billed to customers did not have a significant impact on average revenue per customer per month during 2003.  The decrease in average revenue per customer per month in 2002 primarily resulted from decreased wholesale roaming rates, the effects of which were partially offset by increased sales of the Company’s higher-yield Total and National Freedom rate plans.  Growth in service revenues and average revenue per customer per month during 2004 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling data and additional enhanced services.

Product sales increased $100.9 million, or 63 percent, in 2003 and decreased $31.2 million, or 16 percent, in 2002.  The increase in product sales in 2003 primarily resulted from higher retail prices, growth in gross customer additions and increased retention efforts by the Company focused on migrating existing wireless customers to new digital technologies.  In addition, the acquisitions of wireless properties discussed above accounted for approximately $19.5 million of the overall increase in product sales in 2003.  The decrease in product sales in 2002 was primarily due to lower retail prices driven by increased competition and reduced wholesale volumes, as compared to 2001.  These decreases were partially offset in 2002 by increased product sales of $7.1 million attributable to the wireless property acquisitions.

Cost of services increased $121.7 million, or 10 percent, in 2003 and $206.9 million, or 20 percent, in 2002.  The acquisition of wireless properties accounted for approximately $108.4 million and $48.8 million of the overall increases in cost of services in 2003 and 2002, respectively.  Cost of services for both 2003 and 2002 reflected increases in network-related costs, which increased $44.5 million in 2003 and $34.2 million in 2002, primarily due to increased network traffic resulting from customer growth and expansion of calling areas.  Cost of services for 2003 also reflected increases in regulatory fees of $40.5 million, principally related to the Universal Service Fund, reflecting changes in FCC regulations effective April 1, 2003.  The increases in cost of services in 2003 attributable to acquisitions and increased network-related costs and regulatory fees were partially offset by a reduction in bad debt expense.  Compared to 2002, bad debt expense decreased $84.6 million primarily as a result of the Company’s continued efforts to reduce losses sustained from bad debts by monitoring its customer credit policies, evaluating minimum deposit requirements for high-credit risk customers, and improving collection practices by adding new technologies and proactively managing the efforts of the Company’s collection agencies.  In addition to the effects of the acquisitions and increased network-related costs, cost of services for 2002 also reflected increases in customer service and bad debt expenses.  Customer service expense increased $20.1 million in 2002 reflecting the expansion of ALLTEL’s customer service and operations support functions to handle increased customer volumes resulting from the CenturyTel acquisition.  Bad debt expense increased $100.2 million in 2002 primarily reflecting the effects of fourth quarter 2001 marketing programs directed toward the credit-challenged customer segment and weakening consumer credit, as previously noted.

Cost of products sold increased $106.1 million, or 25 percent, in 2003 and decreased $36.5 million, or 8 percent, in 2002.  The increase in cost of products sold in 2003 was consistent with the growth in wireless customer activations, the selling of higher-priced digital phones and the Company’s continued efforts to migrate customers from analog to digital equipment as part of ALLTEL’s customer retention efforts.  In addition, the wireless property acquisitions accounted for $41.7 million of the overall increase in cost of products sold in 2003.  Cost of products sold decreased in 2002 consistent with the overall decline in wireless product sales noted above, partially offset by increased cost of products sold of $14.8 million attributable to the CenturyTel acquisition.

Selling, general, administrative and other expenses increased $196.9 million, or 21 percent, in 2003 and $79.0 million, or 9 percent, in 2002.  The acquisition of the wireless properties accounted for approximately $101.5 million and $41.2 million of the overall increases in selling, general, administrative and other expenses in 2003 and 2002, respectively.  Advertising costs also increased $31.5 million in 2003 primarily due to increased promotional activities, including the launch of a new national advertising campaign designed to promote ALLTEL’s brand name recognition among consumers.  Data processing costs increased $15.4 million in 2003, consistent with non-acquisition-related growth in wireless customers, while general and administrative expenses increased $34.8 million in 2003, primarily due to additional costs incurred to complete, for various acquisitions, the conversion of these operations to ALLTEL’s billing and operational support systems.  In addition to the effects of the CenturyTel property acquisition, selling, general, administrative and other expenses for 2002 reflected increased commission costs of $46.6 million consistent with the growth in gross customer additions and increased sales of the Company’s Total and National Freedom rate plans.  Commissions expense also reflected increased commissions paid to outside agents reflecting a shift in ALLTEL’s distribution and product mix, as further discussed below.  Commission rates paid to the Company’s internal sales force and outside agents are higher on the sales of ALLTEL’s more profitable Total and National Freedom rate plans than comparable rates paid on other lower-

margin rate plans offered by the Company.  The increase in selling, general, administrative and other expenses in 2002 attributable to the CenturyTel acquisition and higher commissions expense was partially offset by decreased advertising costs of $21.0 million.  The decrease in advertising expense reflected discounted pricing received by ALLTEL due to purchasing advertising in bulk, as a result of centralizing the Company’s advertising efforts.

Depreciation and amortization expense increased $93.4 million, or 16 percent, in 2003 and decreased $41.4 million, or 7 percent, in 2002.  The acquisitions of wireless properties accounted for approximately $41.3 million of the overall increase in depreciation and amortization expense in 2003.  In addition to the effects of the acquisitions, depreciation and amortization expense increased in 2003 primarily as a result of growth in wireless plant in service consistent with ALLTEL’s plans to expand and upgrade its network facilities.  Conversely, the decrease in depreciation and amortization expense in 2002 primarily resulted from the effects of no longer amortizing goodwill and other indefinite-lived intangible assets pursuant to SFAS No. 142, as previously discussed, which accounted for $90.6 million of the overall decrease in depreciation and amortization expense in 2002.  The effects of the cessation of amortization of indefinite-lived intangible assets in 2002 was partially offset by increased depreciation expense associated with growth in wireless plant in service and $16.4 million of additional depreciation expense attributable to the CenturyTel acquisition.

Primarily as a result of growth in revenues and sales discussed above, wireless segment income increased $50.1 million, or 5 percent, in 2003 and $120.2 million, or 15 percent, in 2002.  The acquisitions of the wireless properties accounted for approximately $28.4 million and $65.2 million of the overall increases in segment income in 2003 and 2002, respectively. Although revenues and sales attributable to the wireless property acquisitions increased $321.3 million in 2003, the corresponding increase in operating expenses of $292.9 million nearly offset the growth in revenues and sales.  The reduction in operating margin in 2003 attributable to the acquisitions primarily reflected the effects of transitioning the acquired CenturyTel properties to ALLTEL’s negotiated wholesale roaming rates, increased selling-related expenses due to volume growth in new customer activations and the additional costs incurred to convert the acquired operations to ALLTEL’s billing and operational support systems.  Segment income in 2003 also reflected $25.0 million of the overall increase in ALLTEL’s pension expense previously discussed.  In addition to the effects of the CenturyTel acquisition, segment income in 2002 was also favorably affected by the cessation of amortizing goodwill and other indefinite-lived intangibles assets in accordance with SFAS No. 142.  Conversely, segment income in 2002 was adversely affected by $3.1 million related to the write-down of receivables due to an interexchange carrier’s bankruptcy filing.

Cost to acquire a new customer is used to measure the average cost of adding a new customer and represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  Cost to acquire a new customer increased in 2003 primarily due to the increase in advertising costs previously discussed, partially offset by lower equipment subsidies and the effects of spreading the customer acquisition costs over a proportionately higher number of gross customer additions (excluding acquisitions) as compared to 2002.  The improved margins on the sale of wireless handsets in 2003 primarily reflected increased retail prices associated with the selling of higher-priced digital phones and the effects of increased vendor rebates and purchase volume discounts received by ALLTEL.  The increase in per unit customer acquisition costs in 2002 primarily reflected the increase in commissions paid to outside agents, reflecting a shift in the Company’s distribution and product mix, as proportionately higher sales volumes were generated from ALLTEL’s external sales distribution channels.  During 2003 and 2002, approximately 66 percent and 70 percent, respectively, of the gross customer additions came through ALLTEL’s internal distribution channels, compared to approximately 80 percent in 2001.  ALLTEL’s internal sales distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers.  Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers.  Although ALLTEL intends to manage the costs of acquiring new customers during 2004 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Set forth below is a summary of the integration expenses and other charges related to the wireless operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2003	2002	2001
Severance and employee benefit costs	$1.3	$6.4	$29.3
Lease and contract termination costs	—	5.2	2.8
Computer system conversion and other integration costs	—	4.0	—
Write-down of cell site equipment	—	7.1	15.1
Write-down of software development costs	7.6	0.3	—
Branding and signage costs	—	4.1	—
Total integration expenses and other charges	$8.9	$27.1	$47.2

Regulatory Matters-Wireless Operations

ALLTEL is subject to regulation by the FCC as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers.  Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers, although a FCC decision issued on referral from the U.S. District Court for the Western District Court of Missouri (the “State District Court”) noted that wireless operators are not precluded from billing these access charges.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  A further notice of proposed rulemaking on this matter is expected in the first quarter of 2004.  Individual wireless carriers have filed a number of petitions with the FCC seeking determinations as to the type and amount of compensation due to and from local exchange carriers and/or interexchange carriers for the termination of traffic.  Further, various wireline companies have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from and pays compensation to other carriers as well as its wireless customers.  At this time, the Company cannot estimate whether any such changes will occur or, if they do, what the effect of the changes would be on its wireless revenues and expenses.

Under rules established by the FCC, Cellular Radiotelephone Service (“CRS”) and PCS providers were required, as of November 24, 2002, to participate in a nationwide number conservation program known as thousand block number pooling in accordance with roll-out schedules established by the FCC.  These providers were required to modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.  Number pooling is a FCC-mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and taking assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.  In a decision released June 18, 2003, the FCC affirmed that all carriers must participate in the nationwide pooling roll-out.  The FCC exempted small and rural Commercial Mobile Radio Services (“CMRS”) and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier.

FCC rules also required that CMRS providers implement on November 24, 2003 wireless local number portability (“WLNP”) to permit customers to retain their existing telephone number when moving from one telecommunications carrier to another.  The FCC, on June 18, 2003, released the rules governing the number of Metropolitan Statistical Areas (“MSAs”) in which WLNP must be deployed, as well as the process for triggering a carrier’s obligation to provide WLNP in markets both within those MSAs and otherwise.  The FCC retained the requirement that carriers implement WLNP based upon the specific request of another carrier and gave the state public service commissions authority to require CMRS carriers to implement WLNP in any market within the top 100 MSAs in which they provide service and for which a request was not received from a competing carrier.

On October 7, 2003, the FCC released a decision providing guidance to carriers on certain WLNP implementation issues that had been raised in two petitions for declaratory rulings filed by the Cellular Telecommunications Industry Association (“CTIA”) and to resolve related issues raised through the appeal of a July 3, 2003 letter from the Chief of the Wireless Telecommunications Bureau of the FCC.  In general, the FCC decision noted that porting numbers between carriers should be performed without obstruction, including any delay related to efforts to collect outstanding balances; porting intervals should be governed by a “reasonableness standard” using the industry’s suggested 2.5 hour porting interval as the reference point; written interconnection agreements between carriers involved in porting are not required; and carriers must continue to support nationwide roaming.  Various appeals by wireless carriers challenging the FCC’s WLNP mandate on the basis of a denial of forbearence by the FCC as well as a petition for mandamus challenging the FCC’s underlying authority to require carriers to implement WLNP were either denied or otherwise dismissed by the U.S. Court of Appeals for the District of Columbia Circuit (the “U.S. District Court”).

On November 10, 2003, the FCC released a decision addressing the CTIA petitions and providing guidance on wireline to wireless porting, which is referred to as “intermodal porting”.  The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned.  Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting.  The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers; however, the FCC left issues governing the payment of call routing costs to another pending proceeding.  This requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and will take effect on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  On January 16, 2004, the FCC granted a limited waiver to wireline companies with fewer than two percent of the nation’s access lines operating in the top 100 MSAs, which extended the deadline by which these companies must implement intermodal porting to May 24, 2004.  The United States Telecommunications Association (“USTA”), along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. District Court.  The appeal remains pending, but has been accorded expedited treatment by the Court.  At this time, ALLTEL cannot fully quantify the effects on its communications operations of implementing WLNP or the potential outcome of any court appeal.  Although implementation of WLNP did not have a significant impact on the Company’s operating results in 2003, ALLTEL believes that these requirements could result in a significant increase in both its operating costs and customer churn rates in 2004.

In addition, wireless service carriers must also provide enhanced 911 emergency service (“E-911”) in a two-phased approach.  In phase one, carriers must, within six months of receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  A phase one enabled PSAP is generally one that is capable of receiving and utilizing the number and location data transmitted by the carrier.  ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs.  Due to the status of the PSAPs, as well as other technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.  In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine for originated calls the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls. The phase two requirements were set to begin by October 1, 2001, but, due to technology unavailability and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier.  On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology that began on March 1, 2003.  ALI capability will permit immediate identification of the caller’s location by PSAPs.  Under the FCC order, the Company, which has chosen to employ handset-based ALI technology,  (1) began selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensured that as of May 31, 2003 at least 25 percent of all new handsets activated were ALI-capable; (3) ensured that as of November 30, 2003 at least 50 percent of all new handsets activated were ALI-capable; (4) will ensure that 100 percent of its digital handsets activated are ALI-capable by May 31, 2004; and (5) will ensure that penetration of ALI-capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI-capable handsets in June 2002 and has complied with the handset deployment thresholds under the FCC’s order.  ALLTEL fully expects to comply with the remaining requirements.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when fully implemented, could result in a significant increase in its operating costs.

The Company filed petitions with the FCC and various state commissions during 2003 seeking certification as an Eligible Telecommunications Carrier (“ETC”).  Certification as an ETC will qualify the Company to receive support from the federal Universal Service Fund (“USF”).  The Company has applications pending at the FCC for its properties in Alabama, Virginia, Georgia, North Carolina and Florida.  ALLTEL has obtained approval of its petitions from state commissions for its properties in Michigan, Mississippi, Arkansas, Wisconsin and West Virginia and is now certified as an ETC in each of those states.  The Company expects to begin receiving USF support associated with these approved petitions in the first and second quarters of 2004.  The Company has also filed petitions requesting ETC certification at the state commissions in Arizona, New Mexico, Kansas and Louisiana and is awaiting commission action on those petitions.

On January 22, 2004, the FCC approved the petition of Virginia Cellular, LLC for certification as an ETC in Virginia.  In its order granting that approval, the FCC required that Virginia Cellular meet certain additional conditions in exchange for its designation as an ETC.   Additionally, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.  At this time, ALLTEL cannot estimate what effect the Virginia Cellular order and potential FCC changes to the USF program may have on ALLTEL’s ability to receive support from the USF related to its wireless business.

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

Communications-Wireline Operations

(Dollars in millions, except access lines in thousands)	2003	2002	2001
Revenues and sales:
Local service	$1,136.8	$1,017.9	$909.6
Network access and long-distance	1,055.5	943.5	855.0
Miscellaneous	243.8	218.3	200.3
Total revenues and sales	2,436.1	2,179.7	1,964.9
Costs and expenses:
Cost of services	737.2	645.1	565.6
Cost of products sold	29.1	24.8	28.4
Selling, general, administrative and other	259.4	251.2	226.2
Depreciation and amortization	526.5	465.6	412.0
Total costs and expenses	1,552.2	1,386.7	1,232.2
Segment income	$883.9	$793.0	$732.7
Access lines in service (excludes DSL lines)	3,095.6	3,167.3	2,612.3

Wireline operations consist of ALLTEL’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations.  Wireline revenues and sales increased $256.4 million, or 12 percent, in 2003 and $214.8 million, or 11 percent, in 2002. Customer access lines decreased two percent during the twelve months ended December 31, 2003.  The Company lost approximately 72,000 access lines during 2003, primarily as a result of the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects the number of access lines served by its wireline operations to continue to be adversely affected by wireless and broadband substitution in 2004.  As previously discussed, on August 1, 2002, the Company completed the purchase from Verizon of wireline properties in Kentucky.  This acquisition accounted for approximately 589,000 of the overall increase in wireline customers that occurred during 2002.  Excluding the effects of the acquisition, customer access lines decreased approximately one percent during 2002, reflecting declines in both primary and secondary access lines and ALLTEL’s decision to exit CLEC markets in seven states, as previously discussed.  Slower economic growth, along with the effects of wireless and broadband substitution, also adversely affected the Company’s internal access line growth rates in 2002.

To maintain revenue growth in 2004, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services (digital subscriber line or “DSL”).  Deployment of DSL service is an important strategic initiative for ALLTEL.  Currently, DSL service is available to approximately 2.0 million, or 64 percent, of the Company’s wireline customers.  During 2003, the Company added approximately 83,000 DSL customers, continuing a two-year long trend of strong growth in this service offering.  For the twelve months ended December 31, 2003, the number of DSL customers more than doubled to approximately 153,000 customers, or 8 percent of the Company’s addressable access lines.  During 2003, the growth rate in the Company’s DSL customers outpaced the rate of decline in customer access lines discussed above.

Local service revenues increased 12 percent in both 2003 and 2002, or $118.9 million and $108.3 million, respectively.  The acquisition of wireline properties in Kentucky accounted for $119.9 million and $91.6 million of the overall increases in local service revenues in 2003 and 2002, respectively.  In addition to the effects of the acquisition, local service revenues in 2003 and 2002 also reflected growth in revenues derived from the sales of enhanced products and services, reflecting increased demand for these services.  Revenues from these enhanced services increased $9.3 million in 2003 and $10.0 million in 2002.  Revenues derived from integrated digital network services, which increased $3.9 million, and from the sale of equipment protection plans, which increased $3.2 million, also contributed to the growth in local service revenues in 2002.  The increase in local service revenues in 2003 attributable to the Kentucky acquisition and additional revenues earned from enhanced products and services were partially offset by the effects of the overall decline in primary and secondary access lines noted above.

Network access and long-distance revenues increased $112.0 million, or 12 percent, in 2003 and $88.5 million, or 10 percent, in 2002.  The acquisition of wireline properties in Kentucky accounted for $109.8 million and $79.7 million of the overall increases in network access and long-distance revenues in 2003 and 2002, respectively.  In addition to the effects of the acquisition, network access and long-distance revenues in 2003 and 2002 also reflected growth in revenues from data services of $12.6 million and $5.5 million, respectively, reflecting increased demand for these services.  The increase in network access and long-distance revenues in 2003 attributable to the acquisition and growth in data services was partially offset by reductions in intrastate network access usage and toll revenues, which decreased $19.6 million from 2002, consistent with the overall decline in primary and secondary access lines discussed above.  Network access and long-distance revenues in 2002 also reflected higher volumes of network usage, partially offset by a reduction in intrastate toll revenues and a $8.4 million reduction in revenues received from the Georgia Universal Service Fund resulting from a litigation settlement between ALLTEL and the Georgia Public Service Commission that was finalized in 2000.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and Internet services.  Miscellaneous revenues increased $25.5 million, or 12 percent, in 2003 and $18.0 million, or 9 percent, in 2002.  The acquisition of wireline properties in Kentucky accounted for $18.8 million and $12.3 million of the overall increases in miscellaneous revenues in 2003 and 2002, respectively.  In addition to the effects of the acquisition, miscellaneous revenues in 2003 also reflected growth in revenues derived from Internet services, partially offset by a decrease in revenues earned from billing and collection services.  Revenues from Internet services increased $12.8 million in 2003, primarily due to customer growth, while the decrease in revenues from billing and collection of $2.5 million was consistent with the overall decline in toll revenues previously discussed.  Miscellaneous revenues in 2002 reflected the effects of the acquisition and growth in Internet service and directory advertising revenues.  Internet service revenues increased $9.8 million in 2002, primarily due to customer growth and an increase in the standard monthly rate charged to customers for this service initiated during the fourth quarter of 2001, while directory advertising revenues increased $2.4 million in 2002.  Partially offsetting the growth in Internet service and directory advertising revenues in 2002 were declines in customer premise equipment sales, which decreased $12.2 million.  The decrease primarily occurred in the Company’s CLEC operations and reflected ALLTEL’s strategic decision in 2002 to exit CLEC operations in seven markets, as previously discussed.

Cost of services increased $92.1 million, or 14 percent, in 2003 and $79.5 million, or 14 percent, in 2002.  The acquisition of wireline properties in Kentucky accounted for $106.0 million and $52.8 million of the overall increases in cost of services in 2003 and 2002, respectively.  Included in cost of services for the acquired wireline properties in Kentucky were $6.0 million of additional maintenance costs incurred during the first quarter of 2003 to repair damage caused by severe winter storms and incremental expenses of approximately $14.9 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America.  The increase in 2003 attributable to the acquisition was partially offset by a reduction in interconnection expenses, which decreased $9.9 million in 2003, consistent with the decrease in toll revenues noted above.  In addition to the effects of the acquisition, cost of services for 2002 reflected increased network-related costs of $13.1 million, primarily due to increased network usage, and $10.9 million of additional bad debt expense attributable to the write-down of receivables due to an interexchange carrier’s bankruptcy filing previously discussed.

Cost of products sold increased $4.3 million, or 17 percent, in 2003 and decreased $3.6 million, or 13 percent, in 2002.  The acquisition of wireline properties in Kentucky accounted for $5.1 million of the overall increase in cost of products sold in 2003.  Cost of products sold decreased in 2002 consistent with the overall decline in customer premise equipment sales noted above, partially offset by increased cost of products sold of $2.5 million attributable to the acquired wireline properties in Kentucky.

Selling, general, administrative and other expenses increased $8.2 million, or 3 percent, in 2003 and $25.0 million, or 11 percent, in 2002.  The acquisition of the wireline properties in Kentucky accounted for approximately $21.7 million and $22.1 million of the overall increases in selling, general, administrative and other expenses in 2003 and 2002, respectively.  The increase in 2003 attributable to the acquisition was partially offset by a reduction in data processing charges, which decreased $15.4 million in 2003.

Depreciation and amortization expense increased $60.9 million, or 13 percent, in 2003 and $53.6 million, or 13 percent, in 2002.  Depreciation expense increased in both years due to growth in wireline plant in service and additional depreciation attributable to the acquisition of wireline properties in Kentucky.  The acquisition accounted for $60.0 million and $37.8 million of the overall increases in depreciation and amortization expense in 2003 and 2002, respectively.  Depreciation and amortization expense in 2002 also included the effects of no longer amortizing goodwill in accordance with SFAS No. 142, as previously discussed.  The effects of the cessation of amortization of indefinite-lived intangible assets resulted in a reduction of depreciation and amortization expense of $4.6 million in 2002.

Wireline segment income increased $90.9 million, or 11 percent, in 2003 and $60.3 million, or 8 percent, in 2002.  The acquisition of wireline properties in Kentucky accounted for $55.7 million and $68.3 million of the overall increases in segment income in 2003 and 2002, respectively.  Segment income for 2003 also reflected the effect of the incremental strike-related expenses and $6.6 million of the overall increase in ALLTEL’s pension expense previously discussed, partially offset by cost savings resulting from the Company’s continued efforts to control operating expenses.  Conversely, wireline segment income for 2002 included the effects of the write-down of receivables due to an interexchange carrier’s bankruptcy filing, as previously discussed, partially offset by the effect of no longer amortizing goodwill in accordance with SFAS No. 142.

Set forth below is a summary of the integration expenses and other charges related to the wireline operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2003	2002	2001
Severance and employee benefit costs	$7.0	$6.6	$18.5
Lease and contract termination costs	—	3.8	—
Computer system conversion and other integration costs	—	17.0	—
Write-down of software development costs	1.8	4.1	—
Branding and signage costs	—	3.7	—
Equipment removal and other disposal costs	—	2.2	—
Total integration expenses and other charges	$8.8	$37.4	$18.5

Regulatory Matters-Wireline Operations

Except for the Kentucky properties acquired in 2002 and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  On a quarterly basis, the Company reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  Some of the Company’s ILEC operations have begun to experience competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through December 31, 2003, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the future.  If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations.  The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $160.6 million as of December 31, 2003.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.  Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which the Company’s ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions.  ALLTEL has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate.  The acquired Nebraska and Kentucky properties operate under interstate price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of the “all-or-nothing” rule with respect to the Nebraska properties and granted a waiver of the “all-or-nothing” rule with respect to the acquired Kentucky properties.  The waivers permit price cap regulation for these two properties while retaining rate-of-return regulation for ALLTEL’s other ILEC properties.  Both waivers will remain in effect until the FCC completes its pending review to either modify or eliminate the “all-or-nothing” rule.  The “all-or-nothing” rule was originally intended to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.

A number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls.  This service, commonly know as voice-over-Internet-protocol (“VoIP”) telephony, is challenging existing regulatory definitions.  Several state public utility commissions have initiated proceedings to analyze VoIP and its regulatory classification.  The U.S. District Court for the District of Minnesota reversed a Minnesota Public Utility Commission (“Minnesota PUC”) decision and found that VoIP is an information service rather than a telecommunications service and is not subject to state regulation.  The Minnesota PUC is seeking reconsideration of the court decision.  The VoIP provider involved in this Minnesota PUC case has asked the FCC to also overrule the Minnesota PUC decision.  On February 12, 2004, the FCC granted a Petition for Declaratory Ruling by Pulver.com in which it determined that Pulver.com’s IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a telecommunications service, but rather was an information service subject to federal jurisdiction.  Although this ruling is not expected to have any immediate impact on the Company’s telecommunications business, ALLTEL cannot presently estimate the possible long-term implications that this determination may have on its operations.  On February 12, 2004, the FCC also adopted a Notice of Proposed Rulemaking seeking comment on the appropriate regulatory treatment of Internet-enabled communications services.  The proposed rulemaking will address differences between Internet-enabled services and traditional telephony services, distinguish between the different types of Internet-enabled services provided and determine which regulatory requirements, for example, those relating to E-911, disability accessibility, access charges, and universal service, should be extended to Internet-enabled services.  At this time, ALLTEL cannot determine the results of these proceedings or evaluate the effects that such decisions will have upon its operations.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  A number of state proceedings have been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates with wireless carriers or CLECs. The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  The FCC is expected to issue a further notice of proposed rulemaking on the subject.  Until this proceeding concludes, ALLTEL cannot estimate the potential impact of any changes on its ILEC revenues and expenses.

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

On November 8, 2002, the FCC requested that the Federal/State Joint Board on Universal Service (the “Joint Board”) review certain of the FCC’s rules relating to the high-cost universal support mechanism and the process by which carriers are designated ETCs.  On February 7, 2003, the Joint Board sought comment on these matters, and a recommended decision is expected shortly.  At this time, ALLTEL cannot estimate what impact, if any, this proceeding may have on its universal service funding.

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

In October 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues.  The order lowered traffic sensitive switched access rates, increased the subscriber line charge (“SLC”) over time to bring it in line with SLCs adopted for price cap carriers, phased out carrier common line charges in favor of a new portable “Interstate Common Line Support” universal service mechanism, and retained the authorized 11.25 percent rate of return.  The residential and single-line business SLC cap phase-in began on January 1, 2002.  The final scheduled increase occurred on July 1, 2003.  These changes did not have a material effect on the Company’s consolidated financial results during 2003.

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC’s policies on unbundled network elements (“UNEs”) including UNE-P.  UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate.  On August 21, 2003, the FCC released the text of its Triennial Review Order.  In response to the remand of the U.S. District Court, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching.  The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers”.  The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets, respectively.  The FCC found that CLECs were not impaired without access to local circuit switching when serving “enterprise market” customers on a national level.  CLECs, however, were found to be impaired on a national level without access to local switching when serving “mass market” customers.  State commissions had 90 days to ask the FCC to waive the finding of no impairment without switching for “enterprise market” customers.  The FCC presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching is subject to a more granular nine month review by state commissions pursuant to FCC-established triggers and other economic and operational criteria. The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.  Comments have been filed with the FCC, but the FCC has yet to issue a decision.

The Triennial Review Order also provided that:

•      ILECs are not required to unbundle packet switching as a stand-alone network element.

•      Two key components of the FCC’s total element long-run incremental cost methodology (“TELRIC”) pricing rules were clarified.  First, the FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market.  Second, the FCC declined to mandate the use of any particular set of asset lives for depreciation, but clarified that the use of an accelerated depreciation mechanism may present a more accurate method of calculating economic depreciation.

•      CLECs continue to be prohibited from avoiding any liability under contractual early termination clauses in the event a CLEC converts a special access circuit to an UNE.

ALLTEL is monitoring the state commission proceedings and participating where necessary as the commissions undertake the 90 day and nine month analyses to establish rules or make determinations as directed by the Triennial Review Order.  Additionally, numerous petitions and appeals have been filed in the courts and with the FCC challenging many of the findings in the Triennial Review Order and seeking a stay on certain portions of the order.  The appeals have been consolidated in the U.S. District Court.  Oral arguments were heard on January 28, 2004.  A decision could be reached as early as the end of March 2004.  Until all of these proceedings are concluded, the impact of this order, if any, on ALLTEL’s ILEC operations cannot be determined.

On September 15, 2003, the FCC launched its first comprehensive review of the rules that establish wholesale pricing of UNEs.  The Notice of Proposed Rulemaking sought comment on a variety of UNE and resale pricing-related issues and on a proposal to make TELRIC rules more closely account for the “real-world” attributes of the incumbent carrier’s network. If this proposal were adopted, the result would likely be higher UNE prices.

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities.  In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an “information service” rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.  The FCC sought comments on their tentative conclusion, but has not reached a final order.  In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service.  The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order.  On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit rejected the FCC’s classification of cable modem service as solely an unregulated “information service”, finding a portion of the service to be a “telecommunications service”.  At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

Section 251(b) of the Communications Act of 1934 (the “34 Act”), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier.  Wireless carriers are generally defined as “telecommunications carriers” under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”.  The terms and conditions for intermodal porting were the subject of the CTIA’s petitions that sought rulings on: 1) the ability of wireline carriers to port numbers to wireless carriers across traditional rate center boundaries; 2) the porting interval for such ports; and 3) the absence of any need for direct interconnection arrangements between wireline carriers porting numbers out and wireless carriers receiving the number.  As previously discussed, on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues and addressing the CTIA petitions.  The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned.  Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting.  The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers, although the FCC left issues governing the payment of call routing costs to another pending proceeding.  This requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and will take effect on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  As noted earlier, on January 16, 2004, the FCC granted a limited waiver to wireline companies with fewer than two percent of the nation’s access lines operating in the top 100 MSAs, which extended the deadline by which these companies must implement intermodal porting to May 24, 2004.  The USTA, along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. District Court, and the appeal is pending before the Court.  The majority of the Company’s wireline operations are conducted in markets below the top 100 MSAs that will be subject to the later May 24, 2004 implementation date for intermodal porting.  At this time, the Company cannot fully quantify the effects on its wireline operations of implementing intermodal porting or the potential outcome of any court appeal; however, it is likely that these requirements, when implemented, will adversely affect the Company’s wireline operating costs and customer growth rates.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services Operations

(Millions, except customers in thousands)	2003	2002	2001
Revenues and sales:
Product distribution	$407.4	$371.3	$367.7
Long-distance and network management services	320.1	316.2	309.9
Directory publishing	122.6	119.1	146.2
Telecommunications information services	108.9	119.1	145.4
Total revenues and sales	959.0	925.7	969.2
Costs and expenses:
Cost of services	299.0	295.3	310.1
Cost of products sold	486.9	439.2	444.7
Selling, general, administrative and other	60.5	69.2	78.5
Depreciation and amortization	36.2	37.8	30.8
Total costs and expenses	882.6	841.5	864.1
Segment income	$76.4	$84.2	$105.1
Long-distance customers	1,680.2	1,542.2	1,265.7

Communications support services revenues and sales increased $33.3 million, or 4 percent, in 2003 and decreased $43.5 million, or 4 percent, in 2002.  As noted in the table above, the increase in revenues and sales in 2003 primarily reflected growth in sales of telecommunications and data products, which increased $36.1 million from 2002.  Sales to non-affiliates increased $60.0 million in 2003, primarily due to increased sales of wireless handsets to retailers and other distributors.  Conversely, the general reduction in capital spending by telecommunications companies adversely affected sales to non-affiliates in 2003, reflecting current economic conditions and the industry’s emphasis on controlling costs.  In 2003, sales to affiliates decreased $23.9 million from 2002, consistent with the overall reduction in capital expenditures related to ALLTEL’s wireline operations.  Compared to 2002, revenues from long-distance and network management services increased $3.9 million in 2003, primarily due to 9 percent growth in ALLTEL’s customer base for long-distance services, partially offset by reductions in customer billing rates due to competition.  Directory publishing revenues increased $3.5 million in 2003, primarily reflecting additional revenues of $6.1 million attributable to growth in the number of directory contracts published.  The revenues earned from these additional contracts were partially offset by a change in accounting for directory contracts in which the Company has a secondary delivery obligation.  ALLTEL began deferring a portion of its revenues and related costs to provide for secondary deliveries effective January 1, 2003.  Telecommunications information services revenues decreased $10.2 million in 2003, primarily resulting from a reduction in programming services provided to one customer, lost operations due to a contract termination and the completion in 2002 of customer specific conversion projects and other transitional services.  As previously discussed, in December 2003, the Company sold to Convergys certain assets and related liabilities, including selected customer contracts and capitalized software development costs.  The sold customer contracts represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003.

Revenues and sales decreased in 2002 due to reductions in directory publishing and telecommunications information services, partially offset by growth in sales of telecommunications and data products and increased revenues from long-distance and network management services.  Directory publishing revenues decreased $27.1 million due to a reduction in the number of directory contracts published, primarily as a result of the loss of one large customer.  Revenues from telecommunications information services decreased $26.3 million in 2002, primarily due to reduced revenues earned from several large customers.  Sales of telecommunications and data products increased $3.6 million in 2002, as sales to affiliates increased $12.5 million, primarily due to additional purchases made by ALLTEL’s wireline subsidiaries reflecting the Verizon acquisition.  Sales to non-affiliates decreased $8.9 million in 2002, reflecting a reduction in capital spending by telecommunications companies.  Revenues from long-distance and network management services increased $6.3 million in 2002, primarily driven by growth in ALLTEL’s customer base for these services, partially offset by a decrease in customer billing rates due to competition.

Although revenues and sales increased in 2003, communications support services segment income decreased primarily due to lower profit margins realized by the product distribution and directory publishing operations.  Profit margins for the product distribution operations decreased in 2003 due to a shift in the mix of products sold to non-affiliates, as a proportionately higher percentage of these sales consisted of lower margin wireless handsets as noted above.  Profit margins for the directory publishing operations reflected increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for a limited number of directory contracts published in 2003.  For the remaining directory contracts published, these publishing services were contracted out to a third party.  The decrease in segment income in 2002 reflected the overall reduction in revenues and sales noted above, lower gross profit margins realized by the product distribution and long-distance operations and an increase in depreciation expense.  Gross profit margins for the long-distance operations primarily reflected the reduction in customer billing rates and increased network-related expenses due to growth in its customer base.  Gross profit margins for the product distribution operations reflected lower margins earned on affiliated sales and the effects of increased competition from other distributors and from direct sales by manufacturers.  Depreciation and amortization expense increased $7.0 million in 2002, due mainly to the growth in plant in service supporting the long-distance and network management operations.

Set forth below is a summary of the integration expenses and other charges related to the communications support services operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2003	2002	2001
Severance and employee benefit costs	$—	$1.8	$5.3
Lease and contract termination costs	(0.5)	3.6	1.9
Write-down of software development costs	3.8	—	—
Total integration expenses and other charges	$3.3	$5.4	$7.2

Segment Capital Requirements

The primary uses of cash for ALLTEL’s operating segments are capital expenditures for property, plant and equipment and expenditures for capitalized software development to support the Company’s wireless and wireline operations.  Capital expenditures and expenditures for software development by operating segment are forecasted as follows for the year ended December 31, 2004:

(Millions)	Capital Expenditures			Software Development	Totals
Wireless	$785.0	-	$860.0	$50.0	$835.0	-	$910.0
Wireline	330.0	-	340.0	10.0	340.0	-	350.0
Communications support services	20.0	-	30.0	—	20.0	-	30.0
Corporate	5.0	-	10.0	—	5.0	-	10.0
Totals	$1,140.0	-	$1,240.0	$60.0	$1,200.0	-	$1,300.0

Capital expenditures for 2004 will be primarily incurred for further deployment of digital wireless technology, including high-speed wireless data capabilities, in the Company’s existing and acquired wireless markets.  The forecasted spending levels in 2004 are subject to revision depending on changes in future capital requirements of the Company’s business segments.  Each of ALLTEL’s operating segments in 2003 generated positive cash flows sufficient to fund the segments’ day-to-day operations and to fund their capital requirements.  The Company expects each of the operating segments to continue to generate sufficient cash flows in 2004 to fund their operations and capital requirements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(Millions, except per share amounts)	2003	2002	2001
Cash flows from (used in):
Operating activities	$2,474.7	$2,392.2	$1,882.1
Investing activities	(1,265.9)	(4,494.6)	(427.0)
Financing activities	(1,218.2)	2,079.5	(1,479.5)
Discontinued operations	531.8	91.3	54.7
Effect of exchange rate changes	0.8	3.0	(5.4)
Change in cash and short-term investments	$523.2	$71.4	$24.9
Total capital structure (a)	$12,881.6	$12,639.2	$9,478.8
Percent equity to total capital (b)	54.5%	47.5%	58.7%
Book value per share (c)	$22.46	$19.27	$17.92

Notes:

(a)   Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.

(b)   Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.

(c)   Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the year.

Cash Flows from Operations

Cash provided from operations continued to be ALLTEL’s primary source of funds.  Cash provided from operations in 2003 and 2002 reflected growth in earnings from the Company’s business segments.  In addition to earnings growth, the increases in both years also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivables and the payment of trade payables and taxes.  Cash provided from operations also reflected contributions to ALLTEL’s qualified pension plan of $100.0 million in 2003 and $50.0 million in 2002.

Cash Flows from Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures were $1,137.7 million in 2003, $1,154.8 million in 2002 and $1,170.1 million in 2001.  Capital expenditures in each of the past three years were incurred to construct additional network facilities, to deploy digital wireless technology in the Company’s existing and acquired wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL and push-to-talk communications services.  During each of the past three years, the Company funded substantially all of its capital expenditures through internally generated funds.  As indicated in the table above under “Segment Capital Requirements”, ALLTEL expects capital expenditures to be approximately $1,140.0 million to $1,240.0 million for 2004, which will be funded primarily from internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software were $56.7 million in 2003, $58.4 million in 2002 and $80.5 million in 2001.  Capitalized software development costs for 2001 included additional spending for the development and enhancement of internal use software to support the Company’s retail operations.  Spending levels in 2002 for capitalized software development costs reflected the completion of these projects.  As indicated in the table above under “Segment Capital Requirements”, the Company expects expenditures for capitalized software development to be approximately $60.0 million for 2004, which also will be funded primarily from internally generated funds.

During 2003, cash outlays for the purchase of property, net of cash acquired, were $160.6 million.  In 2003 ALLTEL purchased wireless properties in Arizona and Mississippi for $87.4 million in cash, acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash, and purchased additional ownership interests in wireless properties in Mississippi, New Mexico, Virginia and Wisconsin for $13.2 million in cash.  Cash outlays for the purchase of property, net of cash acquired, were $3,365.5 million in 2002 and primarily consisted of $1,735.2 million for the purchase of wireline properties in Kentucky from Verizon ($1,928.7 million total purchase price less $193.5 million deposit including accrued interest paid in October 2001) and $1,595.3 million for the purchase of wireless assets from CenturyTel.  In addition, during 2002, ALLTEL also purchased a wireline property in Georgia for $17.9 million and acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas for $17.1 million in cash.  Cash flows used in investing activities for 2001 included cash outlays of $214.3 million for the purchase of property, principally consisting of the $190.7 million deposit paid by ALLTEL in connection with the Company’s purchase of wireline properties in Kentucky, as previously discussed.

Cash flows from investing activities included $7.5 million in 2002 and $524.4 million in 2001 of advance lease payments received from American Tower for the leasing of 1,773 of the Company’s cell site towers.  As further discussed in Note 14 to the consolidated financial statements, ALLTEL signed an agreement to lease American Tower certain of the Company’s cell site towers in exchange for cash paid in advance.  ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement.

Cash flows from investing activities for 2003 included proceeds from the sale of assets of $46.1 million, principally consisting of $37.0 million received by ALLTEL from the sale of certain assets related to the Company’s telecommunications information services operations, as previously discussed.  Cash flows from investing activities for 2002 included proceeds from the sale of assets of $24.1 million received by ALLTEL in connection with the sale of a wireless property in Pennsylvania, as previously discussed.  Cash flows from investing activities for 2001 included $411.4 million of proceeds from the sale of assets, principally consisting of $410.1 million received by ALLTEL from the sale of 20 PCS licenses, as previously discussed.  The proceeds received in 2001 from the asset sales and the leasing of cell site towers were used primarily to reduce borrowings under the Company’s commercial paper program.

Cash flows from investing activities also included proceeds from the return on or sale of investments of $48.3 million in 2003, $51.9 million in 2002 and $57.0 million in 2001.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.  The decrease in 2003 primarily reflected ALLTEL’s acquisitions of the remaining ownership interest in two wireless properties in Michigan and of a controlling interest in a Wisconsin wireless partnership completed during 2003, as previously discussed.

Cash Flows from Financing Activities

Dividend payments remained a significant use of the Company’s capital resources.  Common and preferred dividend payments amounted to $436.4 million in 2003, $423.1 million in 2002 and $411.8 million in 2001.  The increases in each year primarily reflected growth in the annual dividend rates on ALLTEL’s common stock.  In October 2003, the Company’s Board of Directors increased the quarterly common stock dividend rate 6 percent from $.35 to $.37 per share.  This action raised the annual dividend rate to $1.48 per share and marked the 43rd consecutive year in which ALLTEL has increased its common stock dividend.  The Company expects to continue the payment of cash dividends during 2004.

ALLTEL’s maximum borrowing capacity under its commercial paper program is $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  ALLTEL has a $1.0 billion line of credit under a revolving credit agreement. During 2003, the Company amended this revolving credit agreement such that the expiration date of the entire $1.0 billion line of credit is now October 1, 2005.  On July 30, 2003, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that will expire on July 28, 2004, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2005.  No borrowings were outstanding under the revolving credit agreements as of December 31, 2003, 2002 and 2001.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  No commercial paper borrowings were outstanding at December 31, 2003, compared to $25.0 million, $230.1 million and $835.5 million outstanding as of December 31, 2002, 2001 and 2000, respectively.  During 2003, the Company incurred additional commercial paper borrowings to fund the wireless property acquisitions in Arizona, Mississippi and Michigan, as previously discussed, and to retire a $450.0 million, 7.125 percent senior unsecured note that was due March 1, 2003.  As previously discussed, during the second quarter of 2003, the Company repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds ALLTEL received in connection with the April 1, 2003 sale of the financial services division of its information services subsidiary to Fidelity National.  ALLTEL also used a portion of the cash proceeds from the sale to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs as further discussed below.  During 2002, the Company incurred commercial paper borrowings in the amount of $442.5 million to fund a portion of the purchase price of the Verizon and CenturyTel acquisitions.  Borrowings in 2001 under the commercial paper program were incurred primarily to finance the deposit delivered in connection with the Verizon wireline property acquisition and to fund stock repurchases.

Retirements of long-term debt amounted to $763.4 million in 2003, $265.8 million in 2002 and $781.8 million in 2001. Retirements of long-term debt in 2003 included the repayment of a $450.0 million unsecured note due March 1, 2003 and the retirement of $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  Retirements of long-term debt in 2003 also included the net reduction from December 31, 2002 in commercial paper borrowings of $25.0 million.  The net reductions from December 31, 2001 and 2000 in commercial paper borrowings of $205.1 million and $605.4 million, respectively, represented the majority of the long-term debt retired in 2002 and 2001.  Retirements of long-term debt for 2001 also included the early retirement of $73.5 million of high-cost debt completed in the second quarter of 2001, as previously discussed. Additional scheduled long-term debt retirements, net of commercial paper and the prepayment of long-term debt, amounted to $39.3 million in 2003, $60.7 million in 2002 and $102.9 million in 2001. (See Note 4 to the consolidated financial statements for additional information regarding the Company’s long-term debt.)

As previously discussed, during May 2002, the Company sold 27.7 million equity units and received net proceeds of $1.34 billion.  In June 2002, the Company issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032.  Net proceeds from the debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses.  The net proceeds from the issuance of the equity units and debt securities of $2.81 billion represented all of the long-term debt issued in 2002.

Distributions to minority investors were $67.5 million in 2003, compared to $57.9 million in 2002 and $117.8 million in 2001.  The decrease in 2002 primarily reflected the transfer to ALLTEL of the remaining ownership interest in two South Carolina MSAs related to the dissolution of a partnership with BellSouth previously discussed.  In addition, distributions in 2001 included additional payments of $48.4 million, representing the minority partners’ share of the proceeds received from the leasing of cell site towers discussed above.

Under a stock repurchase plan adopted by ALLTEL’s Board of Directors in July 2000, the Company repurchased 1.4 million of its common shares at a total cost of $78.1 million in 2001.  In 2000, the Company entered into three forward purchase contracts with a financial institution in conjunction with this stock repurchase program.  Under terms of the contracts, the Company agreed to purchase ALLTEL common shares from the financial institution at a specified price (the “forward price”).  The forward price was equal to the financial institution’s cost to acquire the shares plus a premium based on the net carrying cost of the shares to the financial institution and was accrued over the period that the contract was outstanding.  In 2001, the Company settled these contracts by acquiring 1.9 million of its common shares at a cost of $114.2 million.  On January 22, 2004, ALLTEL’s Board of Directors adopted a new stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two year period ended December 31, 2005.  Under the repurchase plan, ALLTEL may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors.  Sources of funding the stock buyback program include available cash on hand, operating cash flows, borrowings under the Company’s commercial paper program and proceeds from monetizing ALLTEL’s investment portfolio.  Through February 24, 2004, the Company had repurchased, using available cash on hand, 1.4 million of its common shares at a total cost of $70.9 million.

Liquidity and Capital Resources

ALLTEL believes it has sufficient cash and short-term investments on hand ($657.8 million at December 31, 2003) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends, and the stock repurchase program.  Additional sources of funding available to the Company include: (1) $1.5 billion of borrowings available under the Company’s commercial paper program and revolving credit agreements, (2) additional debt or equity securities under ALLTEL’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at December 31, 2003 and (3) additional debt securities issued in the private placement market.  ALLTEL’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were unchanged from December 31, 2002 and were as follows:

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

During 2002, the Company amended its $1.0 billion revolving credit agreement to conform certain of its provisions to corresponding provisions of the Company’s 364-day revolving credit agreement.  The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of December 31, 2003, the Company’s total debt to capitalization ratio was 45.3 percent.

At December 31, 2003, current maturities of long-term debt were $277.2 million and included a $250.0 million, 7.25 percent senior unsecured note due April 1, 2004.  The Company expects to fund the payment of this note at maturity through either operating cash flows, available cash on hand or refinancing all or a portion of the obligation through the issuance of additional commercial paper borrowings or other unsecured long-term debt.

Pension Plans

ALLTEL maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL’s directory publishing subsidiary.  The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees.  In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  As further illustrated in Note 7 to the consolidated financial statements, total pension expense related to these plans was $41.0 million in 2003 and $8.8 million in both 2002 and 2001.  ALLTEL’s pension expense for 2004 is estimated to be approximately $33.6 million.

Annual pension expense for 2004 was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.50 percent and a discount rate of 6.40 percent.  In developing the expected long-term rate of return assumption, ALLTEL evaluated historical investment performance, as well as input from its investment advisors.  Projected returns by such advisors were based on broad equity and bond indices.  The Company also considered the pension plan’s historical returns since 1975 of 11.1 percent.  ALLTEL’s expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent.  Because of market fluctuations and cash contributions funded in late December to the qualified pension plan by ALLTEL of $100.0 million that had not yet been reinvested, the actual asset allocation as of December 31, 2003 was 66.1 percent to equities, 19.9 percent to fixed income assets and 14.0 percent in money market funds and other interest bearing investments.  The Company regularly reviews the actual asset allocation of its qualified pension plan and periodically rebalances its investments to achieve the targeted allocation.  ALLTEL continues to believe that 8.50 percent is a reasonable long-term rate of return on its qualified pension plan assets.  For the year ended December 31, 2003, the actual return on qualified pension plan assets was 21.5 percent.  ALLTEL will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust them as necessary.  Lowering the expected long-term rate of return on the qualified pension plan assets by 0.5 percent (from 8.50 percent to 8.0 percent) would result in an increase in pension expense of approximately $4.1 million in 2004.

The discount rate selected is based on a review of current market interest rates of high-quality, fixed-rate debt securities adjusted to reflect the duration of expected future cash outflows for pension benefit payments.  In developing the discount rate assumption for 2003, ALLTEL reviewed the high grade bond indices published by Moody’s as of December 31, 2003, which are based on debt securities with average maturities of 30 years.  These maturities are shorter than the term of the Company’s expected future cash outflows, reflecting the younger workforce in the Company’s wireless business.  To account for the longer duration of its expected future pension benefit payments, the Company analyzed market data and yield curves for U.S. Treasury and corporate securities and estimated an appropriate duration adjustment. The discount rate determined on this basis decreased from 6.85 percent at December 31, 2002 to 6.40 percent at December 31, 2003.  Lowering the discount rate by 0.25 percent (from 6.40 percent to 6.15 percent) would result in an increase in pension expense of approximately $3.7 million in 2004.

As of December 31, 2003, ALLTEL had cumulative unrecognized actuarial losses of $181.7 million, compared to $209.6 million at December 31, 2002.  These actuarial losses are included in the calculation of the Company’s annual pension expense subject to the following amortization methodology.  Unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized into pension expense on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active plan participants (approximately 14 years at December 31, 2003).  In applying this amortization method, the estimated pension expense of $33.6 million for 2004 includes $19.8 million of the unrecognized actuarial loss at December 31, 2003.

ALLTEL made a $100.0 million contribution to its qualified pension plan in December 2003.  ALLTEL does not expect that any contribution to the plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2004.  Future contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan.

Off-Balance Sheet Arrangements

The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any arrangement requiring ALLTEL to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

As defined by the Securities and Exchange Commission’s rules and regulations, the Company is a party to off-balance sheet arrangements, consisting of certain guarantees related to the sale of assets and ALLTEL’s future obligation to sell a variable number of its common shares.  Information pertaining to these arrangements is presented below.

Guarantees

As further discussed in Note 11 to the consolidated financial statements, in conjunction with the sale of the financial services division to Fidelity National, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million.  The Company believes because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to it.  ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale.  ALLTEL’s obligation to Fidelity National under this indemnification is not subject to a maximum amount.  The Company has recorded a liability for tax contingencies of approximately $34.0 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

In connection with the sale of assets to Convergys, ALLTEL agreed to indemnify Convergys for any damages resulting from ALLTEL’s breach of warranty under the sales agreement that exceed $500,000, up to a maximum of $10.0 million.  In addition, the Company agreed to indemnify Convergys for any damages resulting from non-fulfillment of certain covenants or liabilities arising from the ownership, operation or use of the assets included in the sale.  This indemnification is not subject to a maximum obligation.  The Company believes because of the low probability of being required to pay any amount under these indemnifications, the fair value of these obligations is immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to these indemnifications.

Obligation to Sell Shares of ALLTEL Common Stock

As previously discussed, to fund the cost of the acquisitions completed in August 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion.  The equity units include a purchase contract which obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005, for $50, a variable number of newly issued common shares of ALLTEL.  The number of ALLTEL shares issued will be determined at the time the purchase contracts are settled based upon the then current price of ALLTEL’s common stock.  If the price of ALLTEL’s common stock is equal to or less than $49.50, then ALLTEL will deliver 1.0101 shares to the holder of the equity unit.  If the price of ALLTEL’s common stock is greater than $49.50 but less than $60.39, then ALLTEL will deliver a fraction of shares equal to $50 divided by the then current price of ALLTEL’s common stock.  Finally, if the price of ALLTEL’s common stock is equal to or greater than $60.39, then ALLTEL will deliver 0.8280 shares to the holder.  Accordingly, upon settlement of the purchase contracts on May 17, 2005, ALLTEL will receive proceeds of approximately $1,385.0 million and will deliver between 22.9 million and 28.0 million common shares in the aggregate.

Contractual Obligations and Commitments

Set forth below is a summary of ALLTEL’s material contractual obligations and commitments as of December 31, 2003:

	Payments Due by Period
(Millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current maturites (a)	$277.2	$862.3	$1,532.0	$3,107.2	$5,778.7
Operating leases	97.6	137.6	68.6	81.4	385.2
Purchase obligations (b)	239.8	247.0	118.2	0.4	605.4
Site maintenance fees – cell sites (c)	28.7	61.8	68.2	328.4	487.1
Other long-term liabilities (d)	204.4	477.8	454.5	1,017.1	2,153.8
Total contractual obligations and commitments	$847.7	$1,786.5	$2,241.5	$4,534.5	$9,410.2

(a)   Excludes the fair value of interest rate swap agreements at December 31, 2003 of $79.7 million.

(b)   Purchase obligations include commitments for wireless handset purchases, network facilities and transport services, and agreements for software licensing and long-term marketing programs.

(c)   In connection with the leasing of 1,773 of the Company’s cell site towers to American Tower, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement.

(d)   Other long-term liabilities primarily consist of deferred tax liabilities, minority interests, other postretirement benefit obligations, and deferred compensation.  Deferred rental revenue of $411.2 million related to ALLTEL’s agreement to lease cell site towers to American Tower was not included in the table above.  The deferred rental revenue represents cash proceeds received in advance by ALLTEL under terms of the agreement and will be recognized as revenue ratably over the remaining lease term.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At December 31, 2003, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.  (See Notes 4, 13 and 14 to the consolidated financial statements for additional information regarding certain of the obligations and commitments listed above.)

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

Equity Price Risk

Changes in equity prices primarily affect the fair value of ALLTEL’s investments in marketable equity securities.  Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available.  At December 31, 2003, investments of the Company were recorded at fair value of $722.7 million, compared to $325.8 million at December 31, 2002.  The increase in fair value primarily reflected the value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division, as previously discussed.  Marketable equity securities amounted to $395.8 million at December 31, 2003 and included unrealized holding gains of $73.6 million.  Comparatively, investments in marketable equity securities were only $0.2 million at December 31, 2002.  A hypothetical 10 percent decrease in quoted market prices would result in a $39.6 million decrease in the fair value of the Company’s marketable equity securities at December 31, 2003.

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

As of December 31, 2003, the Company had no borrowings outstanding under its commercial paper program, compared to  $25.0 million of outstanding commercial paper at December 31, 2002.  As of December 31, 2003 and 2002, the Company has entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.2 percent and 1.5 percent at December 31, 2003 and 2002, respectively.  A hypothetical increase of 100 basis points in variable interest rates would have reduced annual pre-tax earnings in 2003 by approximately $10.0 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would have increased annual pre-tax earnings in 2003 by approximately $10.0 million.  Comparatively, a hypothetical increase of 100 basis points would have reduced pre-tax earnings in 2002 by approximately $10.3 million, while a hypothetical decrease of 100 basis points would have increased pre-tax earnings in 2002 by approximately $10.3 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the years ended December 31, 2003 and 2002.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets.  Although ALLTEL believes it is unlikely that any significant changes to the useful lives of its tangible or finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results.  Specifically, the previously discussed effects on customer churn rates due to competition and the FCC’s number portability rules could adversely affect the useful lives of customer lists, resulting in a material increase in annual amortization expense or a write-down in the carrying value of these assets.

In accordance with SFAS No. 142, ALLTEL tests its goodwill and other indefinite-lived intangible assets for impairment at least annually, which requires the Company to determine the fair value of these intangible assets, as well as the fair value of its reporting units.  For purposes of testing goodwill, fair value of the reporting units is determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies as determined by a third party appraiser.  Fair value of the other indefinite-lived intangible assets is determined based on the discounted cash flows of the related business segment.  During 2003 and 2002, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values.  In addition, reducing the calculated fair values of goodwill and the other indefinite-lived intangible assets by 10 percent would not have resulted in an impairment of the carrying value of the related assets in either 2003 or 2002.  Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and the Company’s future consolidated operating results.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, which addressed consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (the “Revised Interpretations”) resulting in multiple effective dates based on the nature, as well as the creation date of the variable interest entity.  For variable interest entities created prior to January 1, 2004, the Revised Interpretations must be applied no later than the first quarter of 2004.  The Revised Interpretations must be applied to all variable interest entities created after January 1, 2004.  Because the Company does not have affiliation with any special purpose or variable interest entities, this standard will not have a material effect on ALLTEL’s consolidated financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law.  Beginning in 2006, the Act will provide for a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000.  On January 12, 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-1”).  ALLTEL has not fully quantified the effects of the Act, although it is likely to result in a reduction in both the Company’s future benefit costs and accumulated benefit obligation related to its postretirement healthcare plan.  In accordance with the provisions of FSP No. 106-1, ALLTEL has not reflected the effects of the Act in the accompanying consolidated financial statements.  The authoritative guidance addressing the accounting for the federal subsidy is under consideration by the FASB, and once issued, could require the Company to restate previously reported amounts related to its postretirement healthcare plan.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by ALLTEL and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Examples of such forward-looking statements include statements regarding ALLTEL’s future cash dividend policy, forecasts of segment capital requirements for 2004, and future contractual obligation and commitment payments.  ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data as of and for the years ended December 31:

(Millions, except per share amounts)	2003	2002	2001	2000	1999	1998
Revenues and sales	$7,979.9	$7,112.4	$6,615.8	$6,308.9	$5,634.9	$4,931.9
Operating expenses	6,062.9	5,322.8	4,990.8	4,757.4	4,157.8	3,736.4
Merger and integration expenses and other charges	19.0	69.9	76.3	15.3	88.2	307.0
Total costs and expenses	6,081.9	5,392.7	5,067.1	4,772.7	4,246.0	4,043.4
Operating income	1,898.0	1,719.7	1,548.7	1,536.2	1,388.9	888.5
Non-operating income (expense), net	(3.2)	(5.3)	(14.1)	27.6	(4.1)	35.1
Interest expense	(378.6)	(355.1)	(261.2)	(284.3)	(240.7)	(242.6)
Gain on disposal of assets, write-down of investments and other	17.9	1.0	357.6	1,928.5	43.1	292.7
Income from continuing operations before income taxes	1,534.1	1,360.3	1,631.0	3,208.0	1,187.2	973.7
Income taxes	580.6	510.2	653.0	1,325.3	487.5	444.6
Income from continuing operations	953.5	850.1	978.0	1,882.7	699.7	529.1
Discontinued operations, net of tax	361.0	74.2	69.5	82.7	83.9	74.0
Income before cumulative effect of accounting change	1,314.5	924.3	1,047.5	1,965.4	783.6	603.1
Cumulative effect of accounting change, net of tax	15.6	—	19.5	(36.6)	—	—
Net income	1,330.1	924.3	1,067.0	1,928.8	783.6	603.1
Preferred dividends	0.1	0.1	0.1	0.1	0.9	1.2
Net income applicable to common shares	$1,330.0	$924.2	$1,066.9	$1,928.7	$782.7	$601.9
Basic earnings per share:
Income from continuing operations	$3.06	$2.73	$3.14	$5.99	$2.23	$1.73
Income from discontinued operations	1.16	.24	.22	.26	.27	.24
Cumulative effect of accounting change	.05	—	.06	(.12)	—	—
Net income	$4.27	$2.97	$3.42	$6.13	$2.50	$1.97
Diluted earnings per share:
Income from continuing operations	$3.05	$2.72	$3.12	$5.94	$2.21	$1.71
Income from discontinued operations	1.15	.24	.22	.26	.26	.24
Cumulative effect of accounting change	.05	—	.06	(.12)	—	—
Net income	$4.25	$2.96	$3.40	$6.08	$2.47	$1.95
Dividends per common share	$1.42	$1.37	$1.33	$1.29	$1.235	$1.175
Weighted average common shares:
Basic	311.8	311.0	311.4	314.4	312.8	305.3
Diluted	312.8	312.3	313.5	317.2	316.8	308.4
Pro forma amounts assuming accounting changes applied retroactively:
Net income	$1,314.5	$925.5	$1,047.9	$1,970.5	$768.3	$596.8
Basic earnings per share	$4.22	$2.98	$3.36	$6.27	$2.45	$1.95
Diluted earnings per share	$4.20	$2.96	$3.34	$6.21	$2.42	$1.93
Total assets	$16,661.1	$16,244.6	$12,500.7	$12,087.2	$10,774.2	$10,155.5
Total shareholders’ equity	$7,022.2	$5,998.1	$5,565.8	$5,095.4	$4,205.7	$3,632.0
Total redeemable preferred stock and long-term debt	$5,582.2	$6,146.4	$3,862.0	$4,611.7	$3,749.7	$3,683.5

Notes to Selected Financial Information:

See Note 11 for a discussion of the Company’s discontinued information services operations.

A.    Net income for 2003 included pretax charges of $8.5 million primarily related to the closing of certain call center locations and the write-off of $13.2 million of certain capitalized software development costs with no alternative future use or functionality.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003 to reflect differences between estimated and actual costs paid in completing the previous planned restructuring activities.  These transactions decreased net income $11.5 million or $.04 per share. (See Note 8 to the consolidated financial statements.)  Net income for 2003 also included a pretax gain of $31.0 million realized from the sale of certain assets of the telecommunications information services operations, partially offset by pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  In addition, the Company incurred pretax termination fees of $7.1 million related to the early retirement of long-term debt.  These transactions increased net income $10.7 million or $.04 per share. (See Note 9 to the consolidated financial statements.)  Effective January 1, 2003, ALLTEL adopted SFAS No. 143 in accounting for asset retirement obligations.  The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million, or $.05 per share. (See Note 2 to the consolidated financial statements.)

Notes to Selected Financial Information, Continued:

B.    Net income for 2002 included pretax charges of $34.0 million incurred in connection with restructuring ALLTEL’s competitive local exchange carrier, call center and retail store operations and with the closing of seven product distribution centers.  The Company also incurred integration expenses of $28.8 million related to its acquisitions of wireline properties from Verizon Communications, Inc. and wireless properties from CenturyTel, Inc.  ALLTEL also recorded write-downs in the carrying value of certain cell site equipment of $7.1 million.  These charges decreased net income $42.3 million or $.14 per share. (See Note 8 to the consolidated financial statements.)  Net income for 2002 included a pretax gain of $22.1 million realized from the sale of a wireless property, partially offset by pretax write-downs of $16.3 million related to investments in marketable securities.  ALLTEL also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership that was initially recorded in 2001.  These transactions increased net income $0.6 million or less than $.01 per share. (See Note 9 to the consolidated financial statements.)

As further discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach in accordance with SFAS No. 142.  Accordingly, the Company ceased amortization of goodwill and indefinite-lived intangible assets as of January 1, 2002.  The adjusted after-tax income from continuing operations, income before cumulative effect of accounting change, net income and the related earnings per share effects, assuming that the change in accounting to eliminate the amortization of goodwill and other indefinite-lived intangible assets was applied retroactively were as follows for the years ended December 31:

(Millions, except per share amounts)	2001	2000	1999	1998
Income from continuing operations	$1,068.9	$1,972.7	$751.9	$574.9
Basic earnings per share	$3.43	$6.27	$2.40	$1.88
Diluted earnings per share	$3.41	$6.22	$2.37	$1.86
Income before cumulative effect of accounting change	$1,140.6	$2,057.0	$836.9	$649.1
Basic earnings per share	$3.66	$6.55	$2.67	$2.12
Diluted earnings per share	$3.64	$6.49	$2.64	$2.10
Net income	$1,160.1	$2,020.4	$836.9	$649.1
Basic earnings per share	$3.72	$6.43	$2.67	$2.12
Diluted earnings per share	$3.70	$6.37	$2.64	$2.10

C.    Net income for 2001 included pretax gains of $347.8 million from the sale of PCS licenses, a pretax gain of $9.5 million from the dissolution of a wireless partnership and a pretax gain of $3.2 million from the sale of certain investments.  Net income also included pretax termination fees of $2.9 million incurred due to the early retirement of debt.  These transactions increased net income $212.7 million or $.68 per share. (See Note 9 to the consolidated financial statements.)  Net income also included pretax charges of $61.2 million incurred in connection with the restructuring of the Company’s regional communications, product distribution and corporate operations.  The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million.  These charges decreased net income $45.3 million or $.14 per share. (See Note 8 to the consolidated financial statements.)  Effective January 1, 2001, the Company changed its method of accounting for a subsidiary’s pension plan to conform to the Company’s primary pension plan.  The cumulative effect of this accounting change resulted in a non-cash credit of $19.5 million, net of income tax expense of $13.0 million, or $.06 per share. (See Note 2 to the consolidated financial statements.)

D.    Net income for 2000 included pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic Corporation and GTE Corporation, pretax gains of $36.0 million from the sale of certain PCS assets and pretax gains of $562.0 million from the sale of investments, principally consisting of WorldCom, Inc. (“WorldCom”) common stock.  Net income also included a pretax write-down of $15.0 million in the Company’s investment in an Internet access service provider.  These transactions increased net income $1,124.3 million or $3.58 per share.  Net income also included integration costs and other charges of $15.3 million primarily incurred in connection with the acquisition of wireless assets.  The Company also incurred a pretax charge of $11.5 million in connection with a litigation settlement.  These charges decreased net income $16.1 million or $.05 per share.  Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees.  The cumulative effect of this accounting change resulted in a non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share.

E.     Net income for 1999 included a pretax gain of $43.1 million from the sale of WorldCom common stock.  The gain increased net income by $27.2 million or $.08 per share.  Net income also included a pretax charge of $88.2 million in connection with the closing of the Company’s mergers with Aliant Communications Inc., Liberty Cellular, Inc. and its affiliate KINI L.C. and with certain loss contingencies and other restructuring activities.  These charges decreased net income $63.8 million or $.20 per share.

F.     Net income for 1998 included pretax gains of $296.2 million from the sale of certain investments, principally consisting of WorldCom common stock.  These gains increased net income by $179.7 million or $.59 per share.  Net income also included merger and integration expenses of $252.0 million related to the closing of the merger with 360° Communications Company.  These merger and integration expenses decreased net income $201.0 million or $.66 per share.  Net income also included a pretax charge of $55.0 million resulting from changes in a customer care and billing contract with a major customer and termination fees of $3.5 million incurred due to the early retirement of long-term debt.  These charges decreased net income $35.7 million or $.12 per share.

REPORT OF MANAGEMENT

ALLTEL Corporation’s management is responsible for the integrity and objectivity of all financial information included in this Financial Supplement.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The financial information includes amounts that are based on the best estimates and judgments of management.  All financial information in this Financial Supplement is consistent with that in the consolidated financial statements.

Management maintains a comprehensive system of internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s system of internal controls over financial reporting includes policies and procedures that provide reasonable assurance that ALLTEL’s assets are protected from improper use and that transactions are authorized, recorded and reported properly.  Key elements in ALLTEL’s system of internal controls include selection of qualified managers, appropriate division of responsibilities, and communication of written policies and procedures.  In addition, ALLTEL maintains an Internal Audit Department that independently assesses the effectiveness of ALLTEL’s system of internal controls over financial reporting.

Management continually monitors, evaluates and where appropriate, modifies the system of internal controls over financial reporting in response to changes in business conditions and operations and the recommendations made by ALLTEL’s internal and independent auditors.  ALLTEL management believes the system of internal controls over financial reporting provides reasonable assurance that ALLTEL’s assets are safeguarded and that the financial information is reliable.

PricewaterhouseCoopers LLP, Independent Public Accountants, have audited these consolidated financial statements and have expressed herein their unqualified opinion.

The Audit Committee of the Board of Directors, which oversees ALLTEL’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange).  The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal accounting and financial controls, and legal compliance and ethics programs as established by ALLTEL management and the Board of Directors.  The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated February 24, 2004

Scott T. Ford	Jeffery R. Gardner
President and Chief Executive Officer	Executive Vice President- Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of ALLTEL Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and of shareholders’ equity present fairly, in all material respects, the financial position of ALLTEL Corporation and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Company changed its method of accounting for asset retirement obligations as a result of adopting Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations” as of January 1, 2003.  As described in Note 1, the Company changed its accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” as of January 1, 2002.  Also as discussed in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for computing and amortizing unrecognized actuarial gains and losses related to a subsidiary’s defined pension plan.

/s/ PricewaterhouseCoopers LLP
Little Rock, AR
January 21, 2004

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Millions, except per share amounts)	2003	2002	2001
Revenues and sales:
Service revenues	$7,156.1	$6,428.9	$5,900.0
Product sales	823.8	683.5	715.8
Total revenues and sales	7,979.9	7,112.4	6,615.8
Costs and expenses:
Cost of services (excluding depreciation of $906.3, $791.7 and $689.5 included below)	2,273.6	2,039.0	1,800.5
Cost of products sold	1,043.5	891.3	907.2
Selling, general, administrative and other	1,498.1	1,297.0	1,201.1
Depreciation and amortization	1,247.7	1,095.5	1,082.0
Integration expenses and other charges	19.0	69.9	76.3
Total costs and expenses	6,081.9	5,392.7	5,067.1
Operating income	1,898.0	1,719.7	1,548.7

Equity earnings in unconsolidated partnerships	64.4	65.8	56.9
Minority interest in consolidated partnerships	(78.6)	(73.4)	(75.2)
Other income, net	11.0	2.3	4.2
Interest expense	(378.6)	(355.1)	(261.2)
Gain on disposal of assets, write-down of investments and other	17.9	1.0	357.6

Income from continuing operations before income taxes	1,534.1	1,360.3	1,631.0
Income taxes	580.6	510.2	653.0

Income from continuing operations	953.5	850.1	978.0
Discontinued operations (net of income taxes of $256.2, $31.0 and $51.3)	361.0	74.2	69.5

Income before cumulative effect of accounting change	1,314.5	924.3	1,047.5
Cumulative effect of accounting change (net of income taxes of $10.3 in 2003 and $13.0 in 2001)	15.6	—	19.5

Net income	1,330.1	924.3	1,067.0
Preferred dividends	0.1	0.1	0.1
Net income applicable to common shares	$1,330.0	$924.2	$1,066.9
Earnings per share:
Basic:
Income from continuing operations	$3.06	$2.73	$3.14
Income from discontinued operations	1.16	.24	.22
Cumulative effect of accounting change	.05	—	.06
Net income	$4.27	$2.97	$3.42
Diluted:
Income from continuing operations	$3.05	$2.72	$3.12
Income from discontinued operations	1.15	.24	.22
Cumulative effect of accounting change	.05	—	.06
Net income	$4.25	$2.96	$3.40
Pro forma amounts assuming changes in accounting principles were applied retroactively:
Net income as reported:	$1,330.1	$924.3	$1,067.0
Effect of change in recognition of asset retirement obligations	(15.6)	1.2	0.4
Effect of change in pension accounting	—	—	(19.5)
Net income as adjusted	$1,314.5	$925.5	$1,047.9
Earnings per share as adjusted:
Basic	$4.22	$2.98	$3.36
Diluted	$4.20	$2.96	$3.34

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollars in millions, except per share amounts)

Assets	2003	2002
Current Assets:
Cash and short-term investments	$657.8	$134.6
Accounts receivable (less allowance for doubtful accounts of $46.3 and $68.4, respectively)	890.0	1,018.3
Inventories	122.1	138.5
Prepaid expenses and other	59.2	38.8
Assets held for sale	—	538.3
Total current assets	1,729.1	1,868.5
Investments	722.7	325.8
Goodwill	4,854.2	4,769.7
Other intangibles	1,337.0	1,348.1
Property, Plant and Equipment:
Land	259.2	275.3
Buildings and improvements	1,053.0	1,074.3
Wireline	6,514.7	6,188.5
Wireless	5,255.8	4,798.3
Information processing	946.7	1,047.7
Other	482.3	571.0
Under construction	398.2	365.0
Total property, plant and equipment	14,909.9	14,320.1
Less accumulated depreciation	7,289.1	6,756.4
Net property, plant and equipment	7,620.8	7,563.7
Other assets	397.3	368.8
Total Assets	$16,661.1	$16,244.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$277.2	$494.7
Accounts payable	479.8	413.7
Advance payments and customer deposits	205.3	214.3
Accrued taxes	114.6	72.3
Accrued dividends	116.2	109.6
Accrued interest	107.1	123.8
Other current liabilities	192.5	171.8
Liabilities related to assets held for sale	—	190.5
Total current liabilities	1,492.7	1,790.7
Long-term debt	5,581.2	6,145.4
Deferred income taxes	1,417.7	1,115.4
Other liabilities	1,147.3	1,195.0
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 13,928 shares in 2003 and 15,635 shares in 2002 issued and outstanding	0.4	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 312,643,922 shares in 2003 and 311,182,950 shares in 2002 issued and outstanding	312.6	311.2
Additional paid-in capital	750.1	695.7
Unrealized holding gain on investments	73.6	—
Foreign currency translation adjustment	0.6	(6.9)
Retained earnings	5,884.9	4,997.7
Total shareholders’ equity	7,022.2	5,998.1
Total Liabilities and Shareholders’ Equity	$16,661.1	$16,244.6

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Millions)	2003	2002	2001
Cash Provided from Operations:
Net income	$1,330.1	$924.3	$1,067.0
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(361.0)	(74.2)	(69.5)
Cumulative effect of accounting change	(15.6)	—	(19.5)
Depreciation and amortization	1,247.7	1,095.5	1,082.0
Provision for doubtful accounts	184.7	265.9	142.8
Non-cash portion of integration expenses and charges	13.2	12.6	37.7
Non-cash portion of gain on disposal of assets, write-down of investments and other	(25.0)	(1.0)	(357.6)
Increase in deferred income taxes	225.0	357.5	190.4
Other, net	(11.4)	(25.6)	(8.7)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(79.7)	(219.3)	(147.4)
Inventories	17.1	28.5	71.4
Accounts payable	21.8	80.1	(158.5)
Other current liabilities	30.2	(42.8)	(58.2)
Other, net	(102.4)	(9.3)	110.2
Net cash provided from operations	2,474.7	2,392.2	1,882.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,137.7)	(1,154.8)	(1,170.1)
Additions to capitalized software development costs	(56.7)	(58.4)	(80.5)
Additions to investments	(13.5)	(9.4)	(5.3)
Purchases of property, net of cash acquired	(160.6)	(3,365.5)	(214.3)
Proceeds from the lease of cell site towers	—	7.5	524.4
Proceeds from the sale of assets	46.1	24.1	411.4
Proceeds from the return on or sale of investments	48.3	51.9	57.0
Other, net	8.2	10.0	50.4
Net cash used in investing activities	(1,265.9)	(4,494.6)	(427.0)
Cash Flows from Financing Activities:
Dividends on preferred and common stock	(436.4)	(423.1)	(411.8)
Reductions in long-term debt	(763.4)	(265.8)	(781.8)
Purchases of common stock	—	—	(192.3)
Preferred stock redemptions	—	—	(0.1)
Distributions to minority investors	(67.5)	(57.9)	(117.8)
Long-term debt issued, net of issuance costs	—	2,809.1	—
Common stock issued	49.1	17.2	24.3
Net cash provided from (used in) financing activities	(1,218.2)	2,079.5	(1,479.5)

Net cash provided from discontinued operations	531.8	91.3	54.7

Effect of exchange rate changes on cash and short-term investments	0.8	3.0	(5.4)

Increase in cash and short-term investments	523.2	71.4	24.9
Cash and Short-term Investments:
Beginning of the year	134.6	63.2	38.3
End of the year	$657.8	$134.6	$63.2

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$425.7	$294.2	$289.0
Income taxes paid	$584.8	$268.2	$515.7
Non-Cash Investing and Financing Activity:
Change in fair value of interest rate swap agreements	$(25.5)	$99.2	$6.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unrealized Holding Gain (Loss) On Investments	Foreign Currency Translation Adjustment	Retained Earnings	Total
Balance at December 31, 2000	$0.5	$313.0	$929.0	$9.7	$(4.5)	$3,847.7	$5,095.4
Net income	—	—	—	—	—	1,067.0	1,067.0
Other comprehensive loss, net of tax: (See Note 12)
Unrealized holding losses on investments, net of reclassification adjustments	—	—	—	(14.2)	—	—	(14.2)
Foreign currency translation adjustment	—	—	—	—	(5.4)	—	(5.4)
Comprehensive income	—	—	—	(14.2)	(5.4)	1,067.0	1,047.4
Employee plans, net	—	0.7	24.5	—	—	—	25.2
Tax benefit for non-qualified stock options	—	—	4.5	—	—	—	4.5
Conversion of preferred stock	(0.1)	0.1	0.2	—	—	—	0.2
Repurchase of stock	—	(3.3)	(189.0)	—	—	—	(192.3)
Dividends:
Common - $1.33 per share	—	—	—	—	—	(414.5)	(414.5)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2001	$0.4	$310.5	$769.2	$(4.5)	$(9.9)	$4,500.1	$5,565.8
Net income	—	—	—	—	—	924.3	924.3
Other comprehensive income, net of tax: (See Note 12)
Unrealized holding gains on investments, net of reclassification adjustments	—	—	—	4.5	—	—	4.5
Foreign currency translation adjustment	—	—	—	—	3.0	—	3.0
Comprehensive income	—	—	—	4.5	3.0	924.3	931.8
Employee plans, net	—	0.6	16.7	—	—	—	17.3
Tax benefit for non-qualified stock options	—	—	2.7	—	—	—	2.7
Conversion of preferred stock	—	0.1	0.2	—	—	—	0.3
Present value of contract adjustment liability	—	—	(93.1)	—	—	—	(93.1)
Dividends:
Common - $1.37 per share	—	—	—	—	—	(426.6)	(426.6)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2002	$0.4	$311.2	$695.7	$—	$(6.9)	$4,997.7	$5,998.1
Net income	—	—	—	—	—	1,330.1	1,330.1
Other comprehensive income, net of tax: (See Note 12)
Unrealized holding gains on investments, net of reclassification adjustments	—	—	—	73.6	—	—	73.6
Foreign currency translation adjustment, net of reclassification adjustments	—	—	—	—	7.5	—	7.5
Comprehensive income	—	—	—	73.6	7.5	1,330.1	1,411.2
Employee plans, net	—	1.4	47.7	—	—	—	49.1
Tax benefit for non-qualified stock options	—	—	6.7	—	—	—	6.7
Dividends:
Common - $1.42 per share	—	—	—	—	—	(442.8)	(442.8)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2003	$0.4	$312.6	$750.1	$73.6	$0.6	$5,884.9	$7,022.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies:

Description of Business – ALLTEL Corporation (“ALLTEL” or the “Company”), a Delaware corporation, is a customer-focused communications company.  ALLTEL owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services.  Telecommunications products are warehoused and sold by the Company’s distribution subsidiary.  A subsidiary also publishes telephone directories for affiliates and other independent telephone companies.  In addition, a subsidiary provides billing, customer care and other data processing and outsourcing services to telecommunications companies. (See Note 15 for additional information regarding ALLTEL’s business segments.)

Basis of Presentation – ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements.  Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements and such differences could be material.  The consolidated financial statements include the accounts of ALLTEL, its subsidiary companies, majority-owned partnerships and controlled business ventures.  Investments in 20 percent to 50 percent owned entities and all unconsolidated partnerships are accounted for using the equity method.  Investments in less than 20 percent owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All intercompany transactions, except those with certain affiliates described below, have been eliminated in the consolidated financial statements.

Service revenues consist of wireless access and network usage revenues, local service, network access, Internet access, long-distance and miscellaneous wireline operating revenues and telecommunications information services processing revenues.  Product sales primarily consist of the product distribution and directory publishing operations and sales of communications equipment.

Cost of services include the costs related to completing calls over the Company’s telecommunications network, including access, interconnection, toll and roaming charges paid to other wireless providers, as well as the costs to operate and maintain the network.  Additionally, cost of services includes the costs to provide telecommunications information services, bad debt expense and business taxes.

Reclassifications – Certain prior-year amounts have been reclassified to conform with the 2003 financial statement presentation, including a change in business segment reporting.  Effective January 1, 2003, ALLTEL reclassified the operations of the telecom division of its information services subsidiary, ALLTEL Information Services, Inc., to be included within the Company’s communications support services segment.  This segment also includes ALLTEL’s long-distance and network management services, communications products, and directory publishing operations.  Previously, the telecom division had been combined with the financial services division and reported within the Company’s information services segment.  As further discussed in Note 11 to the consolidated financial statements, on January 28, 2003, ALLTEL signed a definitive agreement to sell the financial services division of ALLTEL Information Services, Inc. to Fidelity National Financial Inc. (“Fidelity National”).  ALLTEL completed the sale transaction on April 1, 2003.  Accordingly, the financial services division has been reported in the accompanying consolidated financial statements as discontinued operations.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been reclassified to conform to this new financial reporting presentation.  These reclassifications did not affect consolidated net income or earnings per share reported by ALLTEL prior to January 1, 2003.

Regulatory Accounting – The Company’s wireline subsidiaries, except for certain operations acquired in Kentucky in 2002 and Nebraska in 1999, follow the accounting for regulated enterprises prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, SFAS No. 71 requires the Company’s wireline subsidiaries to depreciate wireline plant over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management.  SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the wireline subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  The Company reviews these criteria on a quarterly basis to determine whether the continuing application of SFAS No. 71 is appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies, Continued:

Transactions with Certain Affiliates – ALLTEL Communications Products, Inc. sells equipment to wireline subsidiaries of the Company ($123.7 million in 2003, $152.9 million in 2002 and $108.3 million in 2001) as well as to other affiliated and non-affiliated communications companies and other companies in related industries.  The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements.  ALLTEL Publishing Corporation (“ALLTEL Publishing”) provides directory publishing services to the wireline subsidiaries ($86.5 million in 2003, $80.2 million in 2002 and $77.6 million in 2001).  Wireline revenues and sales include directory royalties received from ALLTEL Publishing ($42.9 million in 2003, $52.4 million in 2002 and $50.0 million in 2001) and amounts billed to other affiliates ($92.7 million in 2003, $87.3 million in 2002 and $74.5 million in 2001) for interconnection and toll services.  These intercompany transactions have not been eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing subsidiaries are included in the wireline subsidiaries’ (excluding the acquired operations in Kentucky and Nebraska) rate base and/or are recovered through the regulatory process.

Advertising – Advertising costs are expensed as incurred.  Advertising expense totaled $200.3 million in 2003, $148.0 million in 2002 and $157.3 million in 2001.

Cash and Short-term Investments – Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts – The allowance for doubtful accounts reflects the Company’s estimate of probable losses related to its trade accounts receivable.  In establishing the allowance for doubtful accounts, the Company considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions, and a specific customer’s ability to meet its financial obligations to the Company.

Inventories – Inventories are stated at the lower of cost or market value.  Cost is determined using either an average original cost or specific identification method of valuation.  For wireless equipment, market is determined using replacement cost.

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

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”.  This standard changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach.  As of January 1, 2002, ALLTEL ceased amortization of goodwill recorded in conjunction with past business combinations.  ALLTEL also ceased amortization of its indefinite-lived intangible assets as of January 1, 2002.  The Company’s indefinite-lived intangible assets consist of its cellular and Personal Communications Services (“PCS”) licenses (the “wireless licenses”) and the wireline franchise rights in Kentucky acquired in August 2002 (see Note 3).  The Company determined that the wireless licenses and wireline franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely.  SFAS No. 142 also requires intangible assets with finite lives to be amortized over their estimated useful lives.  Upon adoption of SFAS No. 142, ALLTEL determined that, with respect to its intangible assets with finite lives, primarily customer lists, no changes in the remaining useful lives of these assets were required.

In accordance with SFAS No. 142, goodwill is to be assigned to a company’s reporting units and tested for impairment annually using a consistent measurement date, which for the Company is January 1st of each year.  The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level.  Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount.  Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill.  ALLTEL completed step one of the annual impairment reviews of goodwill for both 2003 and 2002 and determined that no write-down in the carrying value of goodwill for any of its reporting units was required.  Fair value of the reporting units was determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies.  Prior to December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, which ranged from 7 to 40 years.  Goodwill amortization amounted to $84.8 million in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies, Continued:

SFAS No. 142 requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts.  The wireless licenses are operated as a single asset supporting the Company’s wireless business, and accordingly are aggregated for purposes of testing impairment.  The fair value of the wireless licenses was determined based on the discounted cash flows of the wireless business segment, while the fair value of the wireline franchise rights was determined based on the discounted cash flows of the acquired operations in Kentucky.  Upon completing  the annual impairment reviews of its wireless licenses for both 2003 and 2002, and the wireline franchise rights for 2003, the Company determined that no write-down in the carrying value of these assets was required.

The changes in the carrying amount of goodwill by business segment were as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Total
Balance at December 31, 2001	$2,430.9	$226.8	$2.3	$2,660.0
Acquired during the period	1,088.8	1,020.9	—	2,109.7
Balance at December 31, 2002	3,519.7	1,247.7	2.3	4,769.7
Acquired during the period	93.0	—	—	93.0
Other adjustments	(8.4)	(0.1)	—	(8.5)
Balance at December 31, 2003	$3,604.3	$1,247.6	$2.3	$4,854.2

Other intangible assets primarily consist of the cost of PCS licenses, cellular licenses, franchise rights and customer lists.  The carrying value (cost less accumulated amortization through December 31, 2001) of indefinite-lived intangible assets other than goodwill no longer subject to amortization after January 1, 2002 were as follows at December 31:

(Millions)	2003	2002
Cellular licenses	$761.6	$720.2
PCS licenses	78.5	78.5
Franchise rights – wireline	265.0	265.0
	$1,105.1	$1,063.7

Prior to December 31, 2001, both the cellular licenses and PCS licenses were amortized on a straight-line basis over their estimated useful lives, which was 40 years.  Amortization of the PCS licenses began upon commencement of the related operations.  Amortization expense for intangible assets no longer subject to amortization after January 1, 2002 amounted to $13.6 million in 2001.

Intangible assets subject to amortization were as follows at December 31:

	2003
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(159.6)	$222.8
Franchise rights	22.5	(13.4)	9.1
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(175.9)	$231.9

	2002
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$374.6	$(101.0)	$273.6
Franchise rights	22.5	(11.9)	10.6
Non-compete agreements	2.9	(2.7)	0.2
	$400.0	$(115.6)	$284.4

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, which are 5 to 10 years for customer lists, 15 years for franchise rights and 6 years for non-compete agreements.  Amortization expense for intangible assets subject to amortization was $60.3 million in 2003, $45.4 million in 2002 and $38.3 million in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies, Continued:

Amortization expense for intangible assets subject to amortization is estimated to be $60.3 million in 2004, $59.6 million in 2005, $41.0 million in 2006, $24.3 million in 2007 and $18.1 million in 2008.  See Note 3 for a discussion of the acquisitions completed during 2003 and 2002 that resulted in the recognition of goodwill and other intangible assets.

The after-tax income from continuing operations, income before cumulative effect of accounting change, net income and the related earnings per share effects, assuming that the change in accounting to eliminate the amortization of goodwill and other indefinite-lived intangible assets was applied retroactively by class of indefinite-lived intangible asset, were as follows for the year ended December 31, 2001:

(Millions, except per share amounts)
Effects on income from continuing operations, income before cumulative effect of accounting change and net income:
Income from continuing operations as reported	$978.0
Goodwill amortization, net of tax	78.3
Cellular licenses amortization, net of tax	12.3
PCS licenses amortization, net of tax	0.3
Income from continuing operations as adjusted	1,068.9

Income from discontinued operations as reported	69.5
Goodwill amortization, net of tax	2.2
Income from discontinued operations as adjusted	71.7

Income before cumulative effect of accounting change as adjusted	1,140.6
Cumulative effect of accounting change	19.5
Net income as adjusted	$1,160.1

Effects on basic earnings per share:
Basic earnings per share from continuing operations as reported	$3.14
Goodwill amortization, net of tax	.25
Cellular licenses amortization, net of tax	.04
PCS licenses amortization, net of tax	—
Basic earnings per share from continuing operations as adjusted	3.43

Basic earnings per share from discontinued operations as reported	.22
Goodwill amortization, net of tax	.01
Basic earnings per share from discontinued operations as adjusted	.23

Basic earnings per share before cumulative effect of accounting change as adjusted	3.66
Cumulative effect of accounting change	.06
Basic earnings per share as adjusted	$3.72

Effects on diluted earnings per share:
Diluted earnings per share from continuing operations as reported	$3.12
Goodwill amortization, net of tax	.25
Cellular licenses amortization, net of tax	.04
PCS licenses amortization, net of tax	—
Diluted earnings per share from continuing operations as adjusted	3.41

Diluted earnings per share from discontinued operations as reported	.22
Goodwill amortization, net of tax	.01
Diluted earnings per share from discontinued operations as adjusted	.23

Diluted earnings per share before cumulative effect of accounting change as adjusted	3.64
Cumulative effect of accounting change	.06
Diluted earnings per share as adjusted	$3.70

Investments –  Investments in unconsolidated partnerships are accounted for using the equity method.  Investments in equity securities are classified as available for sale and are recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  All other investments are accounted for using the cost method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies, Continued:

Investments are periodically reviewed for impairment.  If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.

Investments were as follows at December 31:

(Millions)	2003	2002
Investments in unconsolidated partnerships	$281.9	$273.5
Equity securities	395.8	0.2
Other cost investments	45.0	52.1
	$722.7	$325.8

Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships.  Prior to the adoption of SFAS No. 142, effective January 1, 2002, the excess cost was amortized on a straight-line basis over periods up to 40 years.  The carrying value (cost less accumulated amortization through December 31, 2001) of excess cost included in investments was $21.3 million at both December 31, 2003 and 2002.  Amortization expense was $0.5 million in 2001 and was included in equity earnings in unconsolidated partnerships in the accompanying consolidated statements of income.

Property, Plant and Equipment – Property, plant and equipment are stated at original cost.  Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment.  Wireline plant consists of aerial and underground cable, conduit, poles, switches and other central office and transmission-related equipment.  Information processing plant consists of data processing equipment, purchased software and internal use capitalized software development costs.  Other plant consists of furniture, fixtures, vehicles, machinery and equipment.  The costs of additions, replacements and substantial improvements, including related labor costs are capitalized, while the costs of maintenance and repairs are expensed as incurred.  For ALLTEL’s non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results.  The Company’s wireline subsidiaries utilize group composite depreciation.  Under this method, when plant is retired, the original cost, net of salvage value is charged against accumulated depreciation, and no gain or loss is recognized on the disposition of the plant.  Depreciation expense amounted to $1,187.4 million in 2003, $1,050.1 million in 2002 and $945.3 million in 2001.  Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Depreciable Lives
Buildings and improvements	5-50 years
Wireline	6-58 years
Wireless	5-20 years
Information processing	3-15 years
Other	3-25 years

The Company capitalizes interest in connection with the acquisition or construction of plant assets.  Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense.  Capitalized interest amounted to $15.2 million in 2003, $15.9 million in 2002 and $20.4 million in 2001.

Capitalized Software Development Costs –  Software development costs incurred in the application development stage of internal use software are capitalized and recorded in information processing plant in the accompanying consolidated balance sheets.  Modifications and upgrades to internal use software are capitalized to the extent such enhancements provide additional functionality.  Software maintenance and training costs are expensed as incurred.  Internal use software is amortized over periods ranging from three to ten years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies, Continued:

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

Preferred Stock – Cumulative preferred stock is issuable in series.  The Board of Directors is authorized to designate the number of shares and fix the terms.  There are 50.0 million shares of no par value cumulative non-voting preferred stock and 50.0 million shares of $25 par value voting cumulative preferred stock authorized.  Two series of no par value preferred stock, Series C and Series D, were outstanding at December 31, 2003 and 2002.  There were no shares of $25 par value preferred stock outstanding at December 31, 2003 and 2002.  The Series C non-redeemable preferred shares are convertible at any time into 5.963 shares of ALLTEL common stock.  The Series D redeemable preferred shares are convertible at any time prior to redemption into 5.486 shares of ALLTEL common stock.  The Series D shares may be redeemed at the option of the Company or the holder at the $28 per share stated value.  There were 35,558 shares and 36,221 shares of Series D stock outstanding at December 31, 2003 and 2002, respectively.  The outstanding Series D stock of $1.0 million at both December 31, 2003 and 2002 is included in other liabilities in the accompanying consolidated balance sheets.  During 2003, $19,000 of Series D stock was converted into ALLTEL common stock compared to $243,000 in 2002 and $150,000 in 2001.

Unrealized Holding Gain (Loss) on Investments – Equity securities of certain publicly traded companies owned by ALLTEL have been classified as available-for-sale and are reported at fair value, with cumulative unrealized gains and losses reported, net of tax, as a separate component of shareholders’ equity.  The unrealized gains (losses), including the related tax impact, are non-cash items, and accordingly, have been excluded from the accompanying consolidated statements of cash flows.

Foreign Currency Translation Adjustment – For the Company’s foreign operations, assets and liabilities are translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date.  Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.  The resulting translation gains or losses are recorded as a separate component of shareholders’ equity.

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

Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, for all new arrangements entered into on or after that date.  Prior to the adoption of EITF 00-21, for transactions involving both the activation of service and the sale of equipment, the Company recognized revenues as follows:  Fees assessed to communications customers to activate service were deferred and recognized over the expected life of the customer relationship, which was generally three years.  Direct incremental customer acquisition costs incurred in the activation of service were deferred up to the amount of the related revenues.  Costs in excess of the deferred activation revenues were expensed as incurred.  Upon adoption of EITF Issue No. 00-21, the Company ceased deferral of fees assessed to wireless communications customers to activate service and direct incremental customer acquisition costs incurred in the activation of service and instead began recognizing both at the point of sale.  Wireless activation fees and related direct incremental customer acquisition costs deferred prior to the adoption of EITF Issue No. 00-21 continue to be recognized over the remaining expected life of the customer relationship.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies, Continued:

Telecommunications information services revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  Data processing revenues are recognized as services are performed.  When the arrangement with the customer includes significant production, modification or customization of the software, the Company uses contract accounting, as required by SOP 97-2.  For those arrangements accounted for under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company uses the percentage-of-completion method.  Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract.  Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable.  When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is then recognized.

ALLTEL Publishing recognizes directory publishing and advertising revenues and related directory costs when the directories are published and delivered.  For directory contracts with a secondary delivery obligation, ALLTEL Publishing defers a portion of its revenues and related directory costs until secondary delivery occurs.  The royalties paid by ALLTEL Publishing to the Company’s wireline subsidiaries are recognized as revenue over the life of the corresponding contract, which is generally twelve months.  For all other operations, revenue is recognized when products are delivered and accepted by customers or when services are rendered to customers in accordance with contractual terms.

Included in accounts receivable are unbilled receivables of $169.4 million and $175.4 million at December 31, 2003 and 2002, respectively.  Included in these unbilled receivables are amounts totaling $6.5 million and $21.2 million at December 31, 2003 and 2002, respectively, which represent costs and estimated earnings in excess of billings related to telecommunications information services contracts accounted for under the percentage-of-completion method, as discussed above.

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

Stock-Based Compensation – The Company’s stock-based compensation plans are more fully discussed in Note 6.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  For fixed stock options granted under these plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant.  Accordingly, ALLTEL does not record compensation expense for any of the fixed stock options granted.  For performance-based options, compensation expense was recognized over the expected vesting period of the options and was adjusted for changes in the number of options expected to vest and the market value of ALLTEL’s common stock.  Compensation expense (credit) for the performance-based options amounted to $(2.3) million in 2001.

The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the years ended December 31:

(Millions, except per share amounts)		2003	2002	2001
Net income as reported		$1,330.1	$924.3	$1,067.0
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(24.6)	(31.1)	(26.8)
Pro forma net income		$1,305.5	$893.2	$1,040.2
Basic earnings per share:	As reported	$4.27	$2.97	$3.42
	Pro forma	$4.19	$2.87	$3.34
Diluted earnings per share:	As reported	$4.25	$2.96	$3.40
	Pro forma	$4.17	$2.86	$3.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

1.     Summary of Significant Accounting Policies, Continued:

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Earnings Per Share – Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year.  Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all unexercised stock options and outstanding preferred stock.  Options to purchase approximately 12.2 million, 13.8 million and 9.6 million shares of common stock at December 31, 2003, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share because the effect of including them was anti-dilutive.  A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2003	2002	2001
Basic earnings per share:
Income from continuing operations	$953.5	$850.1	$978.0
Income from discontinued operations	361.0	74.2	69.5
Cumulative effect of accounting change	15.6	—	19.5
Less: preferred dividends	(0.1)	(0.1)	(0.1)
Net income applicable to common shares	$1,330.0	$924.2	$1,066.9
Weighted average common shares outstanding for the year	311.8	311.0	311.4
Basic earnings per share:
Income from continuing operations	$3.06	$2.73	$3.14
Income from discontinued operations	1.16	.24	.22
Cumulative effect of accounting change	.05	—	.06
Net income	$4.27	$2.97	$3.42
Diluted earnings per share:
Net income applicable to common shares	$1,330.0	$924.2	$1,066.9
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock	$1,330.1	$924.3	$1,067.0
Weighted average common shares outstanding for the year	311.8	311.0	311.4
Increase in shares, which would result from the assumed:
Exercise of stock options	0.7	1.0	1.8
Conversion of convertible preferred stock	0.3	0.3	0.3
Weighted average common shares, assuming conversion of the above securities	312.8	312.3	313.5
Diluted earnings per share:
Income from continuing operations	$3.05	$2.72	$3.12
Income from discontinued operations	1.15	.24	.22
Cumulative effect of accounting change	.05	—	.06
Net Income	$4.25	$2.96	$3.40

As more fully discussed in Note 4, the Company issued equity units in 2002, which obligates the holder to purchase ALLTEL common stock on May 17, 2005.  Prior to the issuance of shares of ALLTEL common stock upon settlement of the purchase contracts, the equity units will be reflected in the diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by ALLTEL in the market, at the average market price during the period, using the proceeds received upon settlement.  The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of ALLTEL common stock is above the threshold appreciation price of $60.39.  Because the average market price of ALLTEL’s common stock during the years ended December 31, 2003 and 2002 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units were excluded from the diluted earnings per share calculation in both 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

2.     Accounting Changes:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150, with an effective date of July 1, 2003, requires all financial instruments included within its scope to be initially recorded at fair value or settlement value, depending upon the nature of the financial instrument, and subsequently remeasured at each balance sheet date.  Certain of the Company’s consolidated non-wholly owned wireless partnerships have finite lives specified in their partnership agreements, and, accordingly, must be legally dissolved and terminated, at a specified future date, usually 50 or 99 years after formation, and the proceeds distributed to the partners.  Under the provisions of SFAS No. 150, the minority interests associated with these partnerships are considered mandatorily redeemable financial instruments, and as such, would be required to be reported as liabilities in ALLTEL’s consolidated financial statements, initially measured at settlement value, and subsequently remeasured at each balance sheet date with changes in settlement values reported as a component of interest expense.

On November 7, 2003, the FASB issued Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150” (“FSP No. 150-3”).  FSP No. 150-3 deferred indefinitely the recognition and measurement provisions of SFAS No. 150 applicable to mandatorily redeemable noncontrolling interests, including the minority interests associated with the Company’s consolidated non-wholly owned partnerships with finite lives. Accordingly, the adoption of SFAS No. 150 did not affect the Company’s consolidated results of operations, financial position, or cash flows as of and for the year ended December 31, 2003.  In accordance with FSP No. 150-3, the minority interests associated with the Company’s finite-lived partnerships continue to be reported at book value.  At December 31, 2003, the estimated settlement value of these minority interests was $46.6 million of which $20.1 million is reflected in other liabilities in the accompanying consolidated balance sheet.

Except for certain wireline subsidiaries as further discussed below, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position, or cash flows as of and for the year ended December 31, 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $160.6 million and $161.9 million at December 31, 2003 and 2002, respectively.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The effect of these changes in 2003 was to decrease depreciation expense by $6.4 million and increase income before cumulative effect of accounting change by $4.0 million.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

2.     Accounting Changes, Continued:

In 2001, the Company changed its method of accounting for the defined benefit pension plan of a subsidiary acquired in 1999 to conform with the accounting principles followed by the ALLTEL Pension Plan (the “ALLTEL Plan”), a defined benefit pension plan covering substantially all employees working in the Company’s communications and corporate operations.  The change in accounting was completed in conjunction with the Company’s decision to conform future benefits earned under the subsidiary’s plan with the ALLTEL Plan, effective June 1, 2001.  The change in accounting, retroactive to January 1, 2001, affected both the computation and amortization of unrecognized actuarial gains and losses for purposes of calculating annual pension cost related to the subsidiary’s pension plan.  The change included modifying the method by which the market-related value of plan assets was determined from a calculated five-year average to actual fair value.  In addition, unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active plan participants (approximately 13 years).

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

3.     Acquisitions:

On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 potential customers (“POPs”) in an Arizona Rural Service Area (“RSA”).  During the third quarter of 2003, the Company also purchased for $5.7 million in cash additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest.  The Company completed the purchase price allocation for these acquisitions based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $25.4 million was assigned to cellular licenses and goodwill.

On April 1, 2003, the Company paid $7.5 million in cash to increase its ownership interest from 43 percent to approximately 86 percent in a wireless property with a potential service area covering approximately 145,000 POPs in a Wisconsin RSA.  During the second quarter of 2003, ALLTEL completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $3.0 million was assigned to customer list, cellular licenses and goodwill.

On February 28, 2003, ALLTEL purchased for $72.0 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates (“Cellular XL”), a privately held company.  Of the total purchase price, ALLTEL paid $64.6 million to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months after the closing date.  ALLTEL completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $67.0 million was assigned to customer list, cellular licenses and goodwill.  On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs.  Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties.  The Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $46.8 million was assigned to customer list, cellular licenses and goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

3.     Acquisitions, Continued:

Substantially all of the goodwill recorded in connection with the 2003 acquisitions is expected to be deductible for income tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2003:

(Millions)	Acquired from
	Cellular XL	Michigan Minority Partners	Other	Combined Totals
Assets acquired:
Current assets	$0.4	$4.9	$4.2	$9.5
Property, plant and equipment	5.4	22.5	8.2	36.1
Goodwill	53.4	35.4	4.2	93.0
Cellular licenses	9.6	8.0	23.8	41.4
Customer list	4.0	3.4	0.4	7.8
Less: investments in unconsolidated partnerships	—	(12.5)	(4.5)	(17.0)
Total assets acquired	72.8	61.7	36.3	170.8
Liabilities assumed:
Current liabilities	(8.2)	(1.7)	(1.9)	(11.8)
Less: minority interest liability acquired	—	—	1.6	1.6
Total liabilities assumed	(8.2)	(1.7)	(0.3)	(10.2)
Net cash paid	$64.6	$60.0	$36.0	$160.6

On August 1, 2002, ALLTEL purchased substantially all of the wireless assets owned by CenturyTel, Inc. (“CenturyTel”) for approximately $1.59 billion in cash.  In this transaction, ALLTEL added properties representing approximately 8.3 million POPs, and acquired approximately 762,000 wireless customers, minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition.  During the third quarter of 2002, the Company completed the purchase price allocation of this acquisition based upon the appraised fair values of the property, plant and equipment and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.38 billion was assigned to customer list, cellular licenses and goodwill.  The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of six years.  The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.  Of the total amount assigned to goodwill, approximately $481.0 million is expected to be deductible for income tax purposes.

On August 1, 2002, ALLTEL also completed the purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications, Inc. (“Verizon”) for approximately $1.93 billion in cash.  Upon signing of the purchase agreement in October 2001, ALLTEL paid Verizon a deposit equal to 10 percent of the total purchase price, or $190.7 million, with the balance of the cash payment (net of accrued interest on the deposit) due at the time the transaction was completed.  The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireline properties from the date of acquisition.  During the fourth quarter of 2002, the Company completed the purchase price allocation of this acquisition based upon the appraised fair values of the property, plant and equipment and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.34 billion was assigned to customer list, franchise rights and goodwill.  The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of ten years.  The franchise rights are classified as indefinite-lived intangible assets and are not subject to amortization.  Of the total amount assigned to goodwill, approximately $1.0 billion is expected to be deductible for income tax purposes.

During 2002, ALLTEL also purchased a wireline property in Georgia and acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas.  In connection with these acquisitions, the Company paid $35.0 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $31.0 million to goodwill.  In connection with the CenturyTel and Verizon acquisitions discussed above, the Company recorded integration expenses and other charges in 2002.  (See Note 8.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

3.     Acquisitions, Continued:

The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2002:

(Millions)	Acquired from
	Century Tel	Verizon	Other	Combined Totals
Assets acquired:
Current assets	$57.2	$38.0	$1.2	$96.4
Investments	77.9	—	—	77.9
Property, plant and equipment	192.9	608.6	10.7	812.2
Goodwill	1,075.5	1,003.1	31.0	2,109.6
Cellular licenses	214.0	—	—	214.0
PCS licenses	1.6	—	—	1.6
Franchise rights	—	265.0	—	265.0
Customer list	89.0	67.6	—	156.6
Other assets	0.4	—	2.9	3.3
Total assets acquired	1,708.5	1,982.3	45.8	3,736.6
Liabilities assumed:
Current liabilities	(55.6)	(44.6)	(1.7)	(101.9)
Long-term debt	—	—	(9.1)	(9.1)
Other liabilities	(57.6)	(9.0)	—	(66.6)
Total liabilities assumed	(113.2)	(53.6)	(10.8)	(177.6)
Net cash paid	$1,595.3	$1,928.7	$35.0	$3,559.0

The purchase prices paid for each of the transactions discussed above were based on estimates of future cash flows of the properties acquired.  ALLTEL paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following:  the 2003 acquisitions expanded the Company’s wireless footprint into new markets across Arizona, Michigan, Mississippi and Wisconsin and added a combined 147,000 new wireless customers to ALLTEL’s communications customer base.  The 2002 purchase of wireless properties from CenturyTel expanded the Company’s wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin.  Similarly, the wireline properties acquired from Verizon overlap ALLTEL’s existing wireless service in northeastern Kentucky.  The scale and scope of ALLTEL’s entire communications business was enhanced by the CenturyTel and Verizon acquisitions through the combined addition of 1,351,000 geographically clustered communications customers.  As a result, fixed operations cost will be spread over a larger base and very little incremental overhead will be added.  Additionally, in the wireless properties acquired in 2003 and 2002, ALLTEL should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.  Finally, the wireline operations in Kentucky generated a lower operating margin than ALLTEL’s wireline business primarily due to cost structure differences.  ALLTEL believes, over time, that the Company can improve the margins in the newly acquired Kentucky operations to be more in line with the margins in its existing wireline operations.

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2002 and 2001 assume that the acquisition of wireless properties from CenturyTel and the acquisition of wireline properties from Verizon were completed as of January 1, 2001:

(Millions, except per share amounts)	2002	2001
Revenues and sales	$7,602.7	$7,387.7
Income from continuing operations	$923.5	$1,021.5
Earnings per share from continuing operations:
Basic	$2.97	$3.28
Diluted	$2.96	$3.26
Income before cumulative effect of accounting change	$997.7	$1,091.0
Earnings per share before cumulative effect of accounting change:
Basic	$3.21	$3.50
Diluted	$3.19	$3.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

3.     Acquisitions, Continued:

(Millions, except per share amounts)	2002	2001
Net income	$997.7	$1,110.5
Earnings per share:
Basic	$3.21	$3.57
Diluted	$3.19	$3.54

The pro forma amounts represent the historical operating results of the properties acquired from CenturyTel and Verizon with appropriate adjustments that give effect to depreciation and amortization and interest expense.  The effects of the other non-acquisition related items discussed in Notes 8 and 9 are included in the pro forma amounts presented above.  The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquired properties had been operated by ALLTEL during the periods presented.  In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses.

4.     Debt:

Long-term debt was as follows at December 31:

(Millions)	2003	2002
Debentures and notes, without collateral,
Weighted rate 7.4% in 2003 and 2002
Weighted maturity 11 years in 2003 and 2002	$4,383.5	$4,852.8
Equity unit notes,
Weighted rate 6.3% in 2003 and 2002
Weighted maturity 3 years in 2003 and 4 years in 2002	1,385.0	1,385.0
Commercial paper borrowings,
Weighted rate 1.4% in 2002
Weighted maturity 3 years in 2002	—	25.0
Rural Telephone Bank and Federal Financing Bank notes,
Weighted rate 6.7% in 2002
Weighted maturity 13 years in 2002	—	198.7
Rural Utilities Service notes,
Weighted rate 4.9% in 2002
Weighted maturity 13 years in 2002	—	54.6
First mortgage bonds and collateralized notes,
Weighted rate 6.3% in 2003 and 6.8% in 2002
Weighted maturity 2 years in 2003 and 2002	7.0	14.9
Industrial revenue bonds,
Weighted rate 3.0% in 2003 and 2002
Weighted maturity 4 years in 2003 and 5 years in 2002	3.2	3.9
Other-market value of interest rate swaps	79.7	105.2
	5,858.4	6,640.1
Less current maturities	(277.2)	(494.7)
Total long-term debt	$5,581.2	$6,145.4
Weighted rate	7.1%	7.1%
Weighted maturity	10 years	10 years

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

Revolving Credit Agreements – The Company has a $1.0 billion unsecured line of credit under a revolving credit agreement.  This agreement was amended on August 29, 2003 such that the expiration date of the entire $1.0 billion line of credit is now October 1, 2005.  The Company intends to continue to renew this agreement.  On July 30, 2003, the Company entered into an additional $500.0 million, 364-day revolving credit agreement which will expire on July 28, 2004, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2005.  Commercial paper borrowings are deducted in determining the total amount available for borrowing under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

4.     Debt, Continued:

agreements may not exceed $1.5 billion.  At December 31, 2003, the amount available for borrowing under the revolving credit agreements was $1.5 billion.  The revolving credit agreements contain various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of December 31, 2003, the Company’s long-term debt to capitalization ratio was 45.3 percent.  In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company.  Retained earnings unrestricted as to the payment of dividends by the Company amounted to $5,553.2 million at December 31, 2003.

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

The present value of the contract adjustment payments of $57.1 million was accrued upon the issuance of the equity units as a charge to additional paid-in capital with the related liability included in other liabilities in the accompanying consolidated balance sheets.  Subsequent contract adjustment payments are allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction.  Additional paid-in capital for 2002 also included a charge of $36.0 million representing a portion of the equity unit issuance costs that were allocated to the purchase contracts.

Interest expense was as follows for the years ended December 31:

(Millions)	2003	2002	2001
Interest expense related to long-term debt	$392.1	$369.2	$278.4
Other interest	1.7	1.8	3.2
Less: capitalized interest	(15.2)	(15.9)	(20.4)
	$378.6	$355.1	$261.2

Maturities and sinking fund requirements for the four years after 2004 for long-term debt outstanding, excluding commercial paper borrowings, as of December 31, 2003, were $222.8 million, $639.5 million, $1,407.8 million and $124.2 million for the years 2005 through 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

5.     Financial Instruments and Investments:

The carrying amount of cash and short-term investments approximates fair value due to the short term nature of the instruments.  The fair values of the Company’s investments, long-term debt, redeemable preferred stock and interest rate swaps were as follows at December 31:

(Millions)	2003		2002
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Investments	$722.7	$722.7	$325.8	$325.8
Long-term debt, including current maturities	$6,650.9	$5,858.4	$7,378.5	$6,640.1
Redeemable preferred stock	$9.1	$1.0	$10.1	$1.0
Interest rate swaps	$79.7	$79.7	$105.2	$105.2

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

6.     Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, ALLTEL may grant fixed and performance-based incentive and non-qualified stock options and other equity securities to officers and other key employees.  The maximum number of shares of the Company’s common stock that may be issued to officers and other key employees under all stock option plans in effect at December 31, 2003 was 32.5 million shares.  Fixed options granted under the stock option plans generally become exercisable over a period of one to five years after the date of grant.  Certain fixed options granted in 2000 become exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant.  Certain fixed options granted in 1997 become exercisable in equal increments over a six-year period beginning three years after the date of grant.  In 1997, performance-based options were granted that became exercisable one year after the date in which certain performance goals related to operating income growth and return on invested capital were achieved for the four most recent consecutive calendar quarters.  Four separate levels of performance goal targets were established, each specifying different minimum growth and rates of return.  Depending upon which of the four performance goal target levels were attained, 25%, 50%, 75% or 100% of the option award would vest and become exercisable.  Only options related to the 25% performance goal target vested.  During 2001, all remaining unvested performance-based options were cancelled, as the remaining performance targets were not achieved.

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

For all plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant.  For fixed stock options, the maximum term for each option granted is 10 years.  The fair value of each stock option granted as identified below was calculated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2003	2002	2001
Expected life	4.9 years	5.0 years	5.0 years
Expected volatility	32.4%	29.7%	29.4%
Dividend yield	2.9%	2.5%	2.2%
Risk-free interest rate	3.0%	4.6%	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

6.     Stock-Based Compensation Plans, Continued:

Set forth below is certain information related to stock options outstanding under ALLTEL’s stock-based compensation plans:

	(Thousands) Shares			Weighted Average Price Per Share
	2003	2002	2001	2003	2002	2001
Outstanding at beginning of period	18,317.5	16,254.5	14,859.7	$55.24	$54.45	$51.81
Granted	2,097.2	3,146.3	3,283.0	48.87	54.72	61.27
Exercised	(1,462.8)	(610.6)	(946.9)	34.09	28.03	32.91
Forfeited	(3,039.6)	(472.7)	(814.0)	60.56	59.76	62.57
Expired	—	—	(127.3)	—	—	31.30
Outstanding at end of period	15,912.3	18,317.5	16,254.5	$55.32	$55.24	$54.45

Exercisable at end of period	8,267.1	7,180.7	5,409.0	$53.04	$48.02	$43.08
Non-vested at end of period	7,645.2	11,136.8	10,845.5
Weighted average fair value of stock options granted during the year	$13.72	$14.19	$16.98

The following is a summary of stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
$20.24 - $26.95	166.0	2.3 years	$25.98	166.0	$25.98
$29.47 - $37.75	2,360.8	3.4 years	33.38	2,358.0	33.38
$39.19 - $47.30	1,217.4	7.1 years	45.01	517.1	43.24
$50.22 - $58.46	4,665.5	5.7 years	53.31	914.9	54.14
$61.77 - $68.25	7,341.6	6.3 years	65.66	4,171.3	65.57
$70.75 - $73.13	161.0	5.6 years	72.23	139.8	72.12
	15,912.3	5.7 years	$55.32	8,267.1	$53.04

7.     Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

The Company maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL’s directory publishing subsidiary.  The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees.  In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  The Company provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  The Company funds the accrued costs of these plans as benefits are paid.  During 2001, the Company incurred special termination benefits related to an early retirement program offered to employees meeting certain age and service requirements.  (See Note 8 for a further discussion of these special termination benefits incurred by ALLTEL in 2001.)  The components of pension expense, including provision for executive retirement agreements, and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2003	2002	2001	2003	2002	2001
Benefits earned during the year	$26.6	$27.1	$25.1	$0.6	$0.6	$0.7
Interest cost on benefit obligation	52.2	48.2	45.7	14.8	13.3	9.1
Amortization of transition (asset) obligation	(1.2)	(2.2)	(2.6)	0.8	0.8	1.0
Amortization of prior service (credit) cost	(0.1)	(3.7)	(8.5)	1.5	1.6	0.2
Recognized net actuarial (gain) loss	20.7	0.2	(4.1)	7.3	5.2	1.3
Expected return on plan assets	(57.2)	(60.8)	(63.7)	—	—	—
Net periodic benefit (income) expense	41.0	8.8	(8.1)	25.0	21.5	12.3
Special termination benefits and curtailment	—	—	16.9	—	—	4.6
Total net periodic benefit expense	$41.0	$8.8	$8.8	$25.0	$21.5	$16.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

7.     Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

As a component of determining its annual pension cost, ALLTEL amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees (approximately 14 years).  ALLTEL believes the accelerated amortization method is preferable as it results in more timely recognition of significant actuarial gains and losses in computing the Company’s annual pension cost.   (See Note 2 for a discussion of a change in accounting for a subsidiary’s pension plan completed in 2001.)

The Company uses a December 31 measurement date for its employee benefit plans.  Actuarial assumptions used to calculate the pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.85%	7.25%	7.75%	6.85%	7.25%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.50%	4.50%	4.50%	4.50%	4.50%	4.50%

A summary of plan assets, projected benefit obligation and funded status of the plans were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2003	2002	2003	2002
Fair value of plan assets at beginning of year	$692.9	$711.4	$—	$—
Employer contributions	104.9	53.8	14.1	11.1
Transfer from other plan for acquisitions	—	49.0	—	—
Participant contributions	—	—	4.4	4.2
Actual return on plan assets	136.8	(74.9)	—	—
Benefits paid	(71.8)	(46.4)	(18.5)	(15.3)
Fair value of plan assets at end of year	862.8	692.9	—	—
Projected benefit obligation at beginning of year	802.5	678.4	202.2	185.9
Benefits earned	26.6	27.1	0.6	0.6
Interest cost on projected benefit obligation	52.2	48.2	14.8	13.3
Participant contributions	—	—	4.4	4.2
Plan amendments	7.9	—	—	—
Effect of acquisitions	—	49.7	—	7.3
Actuarial loss	72.1	45.5	51.1	6.2
Benefits paid	(71.8)	(46.4)	(18.5)	(15.3)
Projected benefit obligation at end of year	889.5	802.5	254.6	202.2
Plan assets less than projected benefit obligation	(26.7)	(109.6)	(254.6)	(202.2)
Unrecognized actuarial loss	181.7	209.6	114.8	71.0
Unrecognized prior service cost (credit)	7.5	(0.5)	14.7	16.2
Unrecognized net transition (asset) obligation	—	(1.2)	7.5	8.3
Net amount recognized	$162.5	$98.3	$(117.6)	$(106.7)
Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$210.6	$145.3	$—	$—
Accrued benefit cost liability	(48.1)	(47.0)	(117.6)	(106.7)
Net amount recognized	$162.5	$98.3	$(117.6)	$(106.7)

Employer contributions and benefits paid in the above table included amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

The accumulated benefit obligation for all defined benefit pension plans was $802.0 million and $732.4 million at December 31, 2003 and 2002, respectively.  For the supplemental retirement pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $63.5 million and $57.0 million at December 31, 2003, respectively, and $50.5 million and $45.4 million at December 31, 2002, respectively.  There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

7.     Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.40%	6.85%	6.40%	6.85%
Expected return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	3.50%	3.50%	—	—

In developing the expected long-term rate of return assumption, ALLTEL evaluated historical investment performance and input from its investment advisors.  Projected returns by such advisors were based on broad equity and bond indices.  The Company also considered the pension plan’s historical returns since 1975 of 11.1 percent.  The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2003	2002
Healthcare cost trend rate assumed for next year	11.00%	9.00%
Rate that the cost trend rate ultimately declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2010	2006

For the year ended December 31, 2003, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.4 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $1.2 million.  As of December 31, 2003, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $25.2 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $21.3 million.

The asset allocation at December 31, 2003 and 2002 and target allocation for 2004 for the Company’s qualified defined benefit pension plan by asset category were as follows:

Asset Category	Target Allocation 2004	Percentage of Plan Assets At December 31:
		2003	2002
Equity securities	62.5% – 77.5%	66.1%	58.3%
Fixed income securities	15.0% – 35.0%	19.9%	25.4%
Money market and other short-term interest bearing securities	0.0% – 7.5%	14.0%	16.3%
		100.0%	100.0%

Primarily due to cash contributions funded to the qualified pension plan by ALLTEL in late December of each year that had not yet been reinvested, the actual asset allocations at December 31, 2003 and 2002 differed from the plan’s target allocation.  Equity securities include ALLTEL common stock in the amounts of $33.2 million, or 4 percent of total plan assets, and $35.2 million, or 5 percent of total plan assets, at December 31, 2003 and 2002, respectively.  The Company’s investment strategy is to maintain a diversified asset portfolio expected to provide long-term asset growth.  Investments are generally restricted to marketable securities, with investments in real estate, venture capital, leveraged or other high-risk derivatives not permitted.  Equity securities include stocks of both large and small capitalization domestic and international companies.  Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international companies.  Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

7.     Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

Estimated future employer contributions and benefit payments were as follows as of December 31, 2003:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions for 2004	$5.0	$16.1
Expected benefit payments:
2004	$45.2	$16.1
2005	45.4	17.5
2006	45.9	17.3
2007	47.1	18.3
2008	49.0	19.1
2009 – 2013	291.6	100.9

The expected employer contribution for pension benefits consists solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans.  ALLTEL does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2004.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan.  Expected benefit payments include amounts to be paid from the plans or directly from Company assets, and exclude amounts that will be funded by participant contributions to the plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law.  Beginning in 2006, the Act will provide for a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000.  ALLTEL has not fully quantified the effects, if any, that the Act will have on its future benefit costs or accumulated postretirement benefit obligation, and accordingly, the effects of the Act have not been reflected in the accompanying consolidated financial statements.  The authoritative guidance addressing the accounting for the federal subsidy is under consideration by the FASB, and once issued, could require the Company to restate previously reported amounts related to its postretirement healthcare plan.

ALLTEL has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees.  The amount of profit-sharing contributions to the plan is determined annually by ALLTEL’s Board of Directors.  Profit-sharing expense amounted to $21.9 million in 2003, $32.3 million in 2002 and $26.1 million in 2001.  The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code, which cover substantially all full-time employees, except bargaining unit employees.  Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans.  ALLTEL also makes annual contributions to the plans.  Expense recorded by ALLTEL related to these plans amounted to $7.3 million in 2003, $10.9 million in 2002 and $16.9 million in 2001.

8.     Integration Expenses and Other Charges:

A summary of the integration and other charges recorded in the second quarter of 2003 was as follows:

(Millions)	Total
Severance and employee benefit costs	$6.3
Lease and contract termination costs	(0.5)
Write-down of software development costs	13.2
Total integration expenses and other charges	$19.0

The Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of December 31, 2003, the Company had paid $8.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

8.     Integration Expenses and Other Charges, Continued:

A summary of the integration and other charges recorded in 2002 by quarter was as follows:

(Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Severance and employee benefit costs	$13.4	$—	$1.9	$(0.5)	$14.8
Lease and contract termination costs	12.4	—	2.2	(2.0)	12.6
Computer system conversion and other integration costs	3.4	9.0	8.6	—	21.0
Write-down of cell site equipment	7.1	—	—	—	7.1
Write-down of software development costs	4.4	—	—	—	4.4
Branding and signage costs	—	—	7.8	—	7.8
Equipment removal and other disposal costs	2.2	—	—	—	2.2
Total integration expenses and other charges	$42.9	$9.0	$20.5	$(2.5)	$69.9
Number of employees terminated	910	—	130	—	1,040
Number of lease sites terminated	31	—	7	—	38

In the fourth quarter of 2002, the Company recorded a $2.5 million reduction in the liabilities associated with the restructuring of its Competitive Local Exchange Carrier (“CLEC”) operations initiated during the first quarter of 2002, as discussed below.  The reduction primarily reflected differences between estimated and actual costs to exit certain CLEC markets.

During the third quarter of 2002, the Company recorded a restructuring charge of $4.1 million consisting of severance and employee benefit costs related to a planned workforce reduction and lease termination costs primarily related to the closing of seven product distribution centers.  The lease termination costs consisted of $1.2 million, primarily representing the estimated minimum contractual commitments over the ensuing one to four years for operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included an additional $1.0 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  ALLTEL had previously recorded $9.1 million in lease termination costs related to these four locations ($2.8 million during the first quarter of 2002 and $6.3 million in 1999), as further discussed below.  The additional charge reflected a further reduction in expected sublease income attributable primarily to softening demand in the commercial real estate market.  The restructuring plan, completed in September 2002, provided for the elimination of 130 employees primarily in the Company’s product distribution operations.  As of December 31, 2003, the Company had paid $1.9 million in severance and employee-related expenses, and all of the employee reductions had been completed.

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

In January 2002, ALLTEL announced its plans to exit its CLEC operations in seven states.  The Company also consolidated its call center and retail store operations during the first quarter of 2002.  In connection with these activities, ALLTEL recorded a restructuring charge consisting of severance and employee benefit costs related to a planned workforce reduction, costs associated with terminating certain CLEC transport agreements and lease termination fees related to the closing of certain retail and call center locations.  In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers.  ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.  The restructuring plans, completed in March 2002, provided for the elimination of 910 employees primarily in the Company’s sales, customer service and network operations support functions.  As previously discussed, in the fourth quarter of 2002, ALLTEL reduced the liabilities associated with these restructuring plans by $2.5 million.  As of December 31, 2003, the Company had paid $12.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The $12.4 million in lease and contract termination costs recorded in the first quarter of 2002 consisted of $5.0 million, representing the estimated minimum contractual commitments over the next one to five years for 31 operating locations that the Company abandoned, net of anticipated sublease income.  The lease and contract termination costs also included $3.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

8.     Integration Expenses and Other Charges, Continued:

of costs to terminate transport agreements with six interexchange carriers.  The Company also recorded an additional $2.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations.  As previously discussed, ALLTEL had initially recorded $6.3 million in lease termination costs related to these four locations in 1999.  The additional charge reflected a reduction in expected sublease income primarily attributable to softening demand in the commercial real estate market and bankruptcy filings by two sublessees.  Finally, the lease termination costs also included $1.0 million of unamortized leasehold improvement costs related to the abandoned locations.

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

During 2001, the Company restructured its regional communications, product distribution and corporate operations and recorded write-downs in the carrying value of certain cell site equipment to fair value in connection with the product replacement program discussed above.  A summary of the restructuring and other charges recorded in 2001 was as follows:

(Millions)	Total
Severance and employee benefit costs	$56.5
Lease and contract termination costs	4.7
Write-down of cell site equipment	15.1
Total restructuring and other charges	$76.3

As indicated in the table above, the restructuring and other charges consisted of $56.5 million in severance and employee benefit costs related to planned workforce reductions, $4.7 million in lease termination costs associated with the closing of certain retail and other operating locations, and the write-down in the carrying value of certain cell site equipment.  Included in the severance and employee benefit component of the restructuring charge were non-cash charges of $22.6 million.  These non-cash charges consisted of $21.5 million in additional pension and postretirement benefit costs related to a special early retirement program offered by the Company to employees meeting certain age and service requirements and $1.1 million in compensation expense related to the accelerated vesting of certain stock options.  Eligible employees who elected the early retirement incentive received five years of additional vested service for purposes of calculating their retirement benefits available under the Company’s pension and postretirement benefit plans and 230 employees accepted the retirement incentive offer.  The restructuring plan was completed in December 2001 and resulted in the elimination of 1,493 employees, including the employees who accepted the early retirement incentive.  The work force reductions occurred primarily in operations management, engineering, sales and the corporate support functions.  As of December 31, 2003, the Company had paid $33.9 million in severance and employee-related expenses and all of the employee reductions had been completed.  The lease termination costs consisted of $3.6 million representing the estimated minimum contractual commitments over the next one to five years for 62 operating locations that the Company abandoned, net of anticipated sublease income.  The lease termination costs also included $1.1 million of unamortized leasehold improvement costs related to the abandoned locations.

As of December 31, 2003, the remaining unpaid liability relating to ALLTEL’s merger and integration activities initiated prior to 2001 was $0.4 million and consisted of unpaid severance and employee-related expenses.  The following is a summary of activity related to the liabilities associated with the Company’s integration expenses and other charges at December 31:

(Millions)	2003	2002
Balance, beginning of year	$13.1	$13.8
Integration expenses and other charges	21.7	72.4
Reversal of accrued liabilities	(2.7)	(2.5)
Non-cash write-down of assets	(15.2)	(12.6)
Cash outlays	(13.1)	(58.0)
Balance, end of year	$3.8	$13.1

As of December 31, 2003, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of lease cancellation and contract termination costs of $3.1 million and severance and employee-related expenses of $0.7 million and is included in other current liabilities in the accompanying consolidated balance sheets.  The integration expenses and other charges decreased net income $11.5 million, $42.3 million and $45.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

9.     Gain on Disposal of Assets, Write-Down of Investments and Other:

In December 2003, the Company sold to Convergys Information Management Group, Inc. (“Convergys”) certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the Company’s telecommunications information services operations.  In connection with this sale, the Company recorded a pretax gain of $31.0 million.  In the second quarter of 2003, ALLTEL recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  In addition, during the second quarter of 2003, the Company retired, prior to stated maturity dates, $249.1 million of long-term debt, representing all of the long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  In connection with the early retirement of the debt, the Company incurred pretax termination fees of $7.1 million.  These transactions increased net income $10.7 million.

In the fourth quarter of 2002, ALLTEL recorded a pretax gain of $22.1 million from the sale of a wireless property in Pennsylvania to Verizon Wireless.  In addition, the Company also recorded a pretax write-down of $2.6 million related to its investment in Hughes Tele.com Limited (“HTCL”) a public company and provider of communications services in India.  In December 2002, ALLTEL exchanged its shares of HTCL for non-voting, mandatorily redeemable convertible preferred shares of Tata Teleservices Limited (“Tata”), a privately held Indian company.  Subsequently, ALLTEL decided to liquidate this investment by selling the Tata preferred shares.  The write-down reflected the difference between the carrying value of the Tata preferred shares and the estimated sales proceeds to be realized by ALLTEL upon completion of the sale, which occurred in February 2003.  In the third quarter of 2002, the Company recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. (“BellSouth”) initially recorded in 2001, as further discussed below.  The adjustment reflected a true up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership.  In the second quarter of 2002, ALLTEL recorded a pretax write-down of $12.5 million on its investment in HTCL.  The write-down was recorded in connection with HTCL’s agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL’s common stock.  In addition, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL’s investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment.  These transactions increased net income $0.6 million.

In 2001, the Company recorded a pretax gain of $347.8 million from the sale of 20 PCS licenses to Verizon Wireless and recorded a pretax gain of $9.5 million upon the dissolution of a wireless partnership with BellSouth involving properties in four states.  Upon dissolution, the partnership assets were distributed to the partners at fair value resulting in a gain for financial reporting purposes.  The Company also recorded pretax gains of $3.2 million from the sale of certain investments.  During 2001, the Company prepaid $73.5 million of long-term debt prior to its stated maturity date and incurred pretax termination fees of $2.9 million in connection with the early retirement of that debt.  These transactions increased net income $212.7 million.

10.  Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2003	2002	2001
Current:
Federal	$251.2	$169.4	$481.4
State and other	37.1	(2.4)	58.4
	288.3	167.0	539.8
Deferred:
Federal	244.3	288.5	95.7
State and other	48.0	54.7	17.9
	292.3	343.2	113.6
Investment tax credit amortized	—	—	(0.4)
	$580.6	$510.2	$653.0

Deferred income tax expense for all three years primarily resulted from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the financial statements.  Deferred income tax expense for 2003 and 2002 also included the effects of no longer amortizing indefinite-lived intangible assets for financial statement purposes in accordance with SFAS No. 142, as previously discussed.  These intangible assets continue to be amortized for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

10.  Income Taxes, Continued:

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2003	2002	2001
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	3.6	2.6	3.4
Amortization of intangibles	—	—	1.7
Other items, net	(0.8)	(0.1)	(0.1)
Effective income tax rates	37.8%	37.5%	40.0%

The significant components of the net deferred income tax liability were as follows at December 31:

(Millions)	2003	2002
Property, plant and equipment	$1,006.0	$887.6
Goodwill and other intangibles	519.3	513.8
Capitalized software development costs	34.4	47.1
Pension and other employee benefits	59.6	31.3
Unrealized holding gain on investments	46.9	—
Partnership investments	(218.5)	(341.3)
Deferred compensation	(37.1)	(34.1)
Operating loss carryforwards	(18.7)	(7.0)
Other, net	12.3	12.0
	1,404.2	1,109.4
Valuation allowance	13.5	6.0
Deferred income taxes	$1,417.7	$1,115.4

At December 31, 2003 and 2002, total deferred tax assets were $381.3 million and $448.9 million, respectively, and total deferred tax liabilities were $1,799.0 million and $1,564.3 million, respectively.  As of December 31, 2003 and 2002, the Company had available tax benefits associated with state operating loss carryforwards of $18.7 million and $7.0 million, respectively, which expire annually in varying amounts to 2022.  The valuation allowance primarily represents tax benefits of certain state operating loss carryforwards and other deferred tax assets, which may expire and not be utilized.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions.  Accordingly, ALLTEL provides for additional tax expense for tax contingencies.  The Company does not believe that the outcome of these examinations will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

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

As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s consolidated statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001.  Assets and liabilities related to the financial services division have been reflected as held for sale in the accompanying consolidated balance sheet as of December 31, 2002.  The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations.

In January 2003, ALLTEL also completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

11.  Discontinued Operations, Continued:

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

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the years ended December 31:

(Millions)	2003	2002	2001
Revenues and sales	$210.3	$871.0	$889.8
Operating expenses (a)	148.1	775.1	773.8
Operating income	62.2	95.9	116.0
Minority interest in consolidated partnerships	—	3.5	3.4
Other income (expense), net (b)	(0.1)	5.8	1.4
Gain on sale of discontinued operations	555.1	—	—
Pretax income from discontinued operations	617.2	105.2	120.8
Income tax expense	256.2	31.0	51.3
Income from discontinued operations	$361.0	$74.2	$69.5

Notes:

(a)   Included in operating expenses for 2002 was a $42.3 million charge associated with discontinuing the Company’s business venture with Bradford & Bingley Group.  The charge primarily consisted of the write-off of capitalized software development costs that had no alternative use or functionality.  The charge also included the write-off of unamortized leasehold improvements and other costs to unwind the business venture.

(b)   The Company had no outstanding indebtedness directly related to the financial services operations, and accordingly, no interest expense was allocated to discontinued operations.

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the years ended December 31:

(Millions)	2003		2002	2001
Net cash provided by (used in) operating activities	$(231.5	) (a)	$203.9	$195.2
Net cash provided by (used in) investing activities	763.4	(b)	(112.0)	(143.3)
Net cash provided by (used in) financing activities	(0.1)		(0.6)	2.8
Net cash provided by discontinued operations	$531.8		$91.3	$54.7

Notes:

(a)   Included $260.9 million in estimated tax payments related to sale of the financial services operations.

(b)   Included cash proceeds of $784.9 million received from the sale of the financial services division to Fidelity National.  The cash proceeds included working capital adjustments of $9.9 million.

The following table summarizes the net assets of the discontinued financial services operations that were classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2002:

(Millions)
Current assets	$171.2
Property, plant and equipment	145.0
Goodwill	25.8
Other assets	196.3
Assets held for sale	$538.3

Current liabilities	$109.9
Deferred income taxes	43.0
Other liabilities	37.6
Liabilities related to assets held for sale	$190.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

12.  Other Comprehensive Income (Loss):

Other comprehensive income (loss) consists of unrealized holding gains (losses) on investments in equity securities and foreign currency translation adjustments.  Other comprehensive income (loss) was as follows for the years ended December 31:

(Millions)	2003	2002	2001
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	$120.5	$(6.2)	$(19.3)
Income tax expense (benefit)	46.9	(2.3)	(6.5)
	73.6	(3.9)	(12.8)
Reclassification adjustments for (gains) losses included in net income for the period	—	13.7	(2.4)
Income tax expense (benefit)	—	(5.3)	1.0
	—	8.4	(1.4)
Net unrealized gains (losses) in the period	120.5	7.5	(21.7)
Income tax expense (benefit)	46.9	3.0	(7.5)
	73.6	4.5	(14.2)
Foreign currency translation adjustment:
Translation adjustment for the period	0.8	3.0	(5.4)
Reclassification adjustments for losses included in net income for the period	6.7	—	—
	7.5	3.0	(5.4)
Other comprehensive income (loss) before tax	128.0	10.5	(27.1)
Income tax expense (benefit)	46.9	3.0	(7.5)
Other comprehensive income (loss)	$81.1	$7.5	$(19.6)

13.  Commitments and Contingencies:

Litigation – The Company is party to various legal proceedings arising from the ordinary course of business.  Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations, cash flows or financial condition of the Company.

Guarantees – Effective January 1, 2003, ALLTEL adopted the recognition and measurement provisions of FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for all arrangements entered into on or after that date.  The Company currently has outstanding various indemnifications related either to the sale of the financial services division to Fidelity National or the sale of certain assets and related liabilities of the telecommunications information services operations to Convergys (See Notes 9 and 11.)

In conjunction with the sale of the financial services division, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million.  The Company believes, because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to it.  ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale.  ALLTEL’s obligation to Fidelity National under this indemnification is not subject to a maximum amount.  The Company has recorded a liability for tax contingencies of approximately $34.0 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

In connection with the sale of assets to Convergys, ALLTEL agreed to indemnify Convergys for any damages resulting from ALLTEL’s breach of warranty under the sales agreement that exceed $500,000, up to a maximum of $10.0 million.  In addition, the Company agreed to indemnify Convergys for any damages resulting from non-fulfillment of certain covenants or liabilities arising from the ownership, operation or use of the assets included in the sale.  This indemnification is not subject to a maximum obligation.  The Company believes because of the low probability of being required to pay any amount under these indemnifications, the fair value of these obligations is immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to these indemnifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

13.  Commitments and Contingencies, Continued:

Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for cell site tower space, network facilities, real estate, office space, and office equipment were as follows as of December 31, 2003:

Year	(Millions)
2004	$97.6
2005	78.8
2006	58.8
2007	41.2
2008	27.4
Thereafter	81.4
Total	$385.2

Rental expense totaled $139.3 million in 2003, $115.7 million in 2002 and $98.3 million in 2001.

14.  Agreement to Lease Cell Site Towers:

In December 2000, ALLTEL signed a definitive agreement with American Tower Corporation (“American Tower”) to lease to American Tower certain of the Company’s cell site towers in exchange for cash paid in advance.  Under terms of the fifteen-year lease agreement, American Tower will manage, maintain and remarket the remaining space on the towers, while ALLTEL will continue to own the cell site facilities.  ALLTEL is obligated to pay American Tower a monthly fee for management and maintenance services for the duration of the agreement amounting to $1,200 per tower per month, subject to escalation not to exceed five percent annually.  American Tower has the option to purchase the towers for additional consideration at the end of the lease term.  Upon completion of this transaction, the Company had leased 1,773 cell site towers to American Tower and received proceeds of $531.9 million.  Proceeds from this leasing transaction were recorded by ALLTEL as deferred rental income and are recognized as service revenues on a straight-line basis over the fifteen-year lease term.  Deferred rental income was as follows at December 31:

(Millions)	2003	2002
Deferred rental income – current (included in other current liabilities)	$35.3	$35.3
Deferred rental income – long-term (included in other liabilities)	411.2	446.6
Total deferred rental income	$446.5	$481.9

15.  Business Segments:

ALLTEL disaggregates its business operations based upon differences in products and services.  Wireless operations include cellular, PCS and paging services and are provided in 23 states.  The Company’s wireline subsidiaries provide local service and network access in 15 states.  Wireline operations also include ALLTEL’s local competitive access and Internet access operations.  Local competitive access services are currently provided in select markets.  Communications support services consist of the Company’s long-distance, network management, product distribution, telecommunications information services and directory publishing operations.  Long-distance and Internet access services are currently marketed in 24 and 17 states, respectively.  Telecommunications information services provide application software, data processing and outsourcing services to telecommunications companies in the United States and select international markets.  Corporate items include general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments.

The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The Company accounts for intercompany sales at current market prices or in accordance with regulatory requirements.  The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the integration expenses and other charges discussed in Note 8.  These items are not allocated to the segments and are included in corporate operations.  In addition, none of the non-operating items such as equity earnings in unconsolidated partnerships, minority interest expense, other income (expense), net, gain on disposal of assets, write-down of investments, debt prepayment penalties, interest expense and income taxes have been allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

15.  Business Segments, Continued:

(Millions)

	For the year ended December 31, 2003
	Wireless	Wireline	Communications Support Services	Total Segments
Revenues and sales from unaffiliated customers:
Domestic	$4,728.4	$2,286.9	$614.4	7,629.7
International	—	—	4.4	4.4
	4,728.4	2,286.9	618.8	7,634.1
Intercompany revenues and sales	—	149.2	340.2	489.4
Total revenues and sales	4,728.4	2,436.1	959.0	8,123.5
Operating expenses	3,059.4	1,025.7	846.4	4,931.5
Depreciation and amortization	671.0	526.5	36.2	1,233.7
Total costs and expenses	3,730.4	1,552.2	882.6	6,165.2
Segment income	$998.0	$883.9	$76.4	$1,958.3
Assets	$9,673.9	$5,212.9	$518.6	$15,405.4
Investments in unconsolidated partnerships	$281.9	$—	$—	$281.9
Capital expenditures	$739.4	$378.6	$19.0	$1,137.0

	For the year ended December 31, 2002
	Wireless	Wireline	Communications Support Services	Total Segments
Revenues and sales from unaffiliated customers:
Domestic	$4,160.2	$2,027.2	$548.4	$6,735.8
International	—	—	3.8	3.8
	4,160.2	2,027.2	552.2	6,739.6
Intercompany revenues and sales	—	152.5	373.5	526.0
Total revenues and sales	4,160.2	2,179.7	925.7	7,265.6
Operating expenses	2,634.7	921.1	803.7	4,359.5
Depreciation and amortization	577.6	465.6	37.8	1,081.0
Total costs and expenses	3,212.3	1,386.7	841.5	5,440.5
Segment income	$947.9	$793.0	$84.2	$1,825.1
Assets	$9,418.7	$5,340.4	$535.6	$15,294.7
Investments in unconsolidated partnerships	$273.5	$—	$—	$273.5
Capital expenditures	$717.1	$399.6	$32.9	$1,149.6

	For the year ended December 31, 2001
	Wireless	Wireline	Communications Support Services	Total Segments
Revenues and sales from unaffiliated customers:
Domestic	$3,832.0	$1,824.9	$642.5	$6,299.4
International	—	—	6.0	6.0
	3,832.0	1,824.9	648.5	6,305.4
Intercompany revenues and sales	—	140.0	320.7	460.7
Total revenues and sales	3,832.0	1,964.9	969.2	6,766.1
Operating expenses	2,385.3	820.2	833.3	4,038.8
Depreciation and amortization	619.0	412.0	30.8	1,061.8
Total costs and expenses	3,004.3	1,232.2	864.1	5,100.6
Segment income	$827.7	$732.7	$105.1	$1,665.5
Assets	$7,335.7	$3,367.6	$826.2	$11,529.5
Investments in unconsolidated partnerships	$173.3	$—	$—	$173.3
Capital expenditures	$721.4	$390.3	$37.1	$1,148.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

15.  Business Segments, Continued:

A reconciliation of the total business segments to the applicable amounts in the Company’s consolidated financial statements was as follows as of and for the years ended December 31:

(Millions)	2003	2002	2001
Revenues and sales:
Total business segments	$8,123.5	$7,265.6	$6,766.1
Less: intercompany eliminations (1)	(143.6)	(153.2)	(150.3)
Total revenues and sales	$7,979.9	$7,112.4	$6,615.8

Income from continuing operations before income taxes:
Total business segment income	$1,958.3	$1,825.1	$1,665.5
Corporate operations	(41.3)	(35.5)	(40.5)
Integration expenses and other charges	(19.0)	(69.9)	(76.3)
Equity earnings in unconsolidated partnerships	64.4	65.8	56.9
Minority interest expense in consolidated partnerships	(78.6)	(73.4)	(75.2)
Other income, net	11.0	2.3	4.2
Interest expense	(378.6)	(355.1)	(261.2)
Gain on disposal of assets, write-down of investments and other	17.9	1.0	357.6
Total income from continuing operations before income taxes	$1,534.1	$1,360.3	$1,631.0

Depreciation and amortization expense:
Total business segments	$1,233.7	$1,081.0	$1,061.8
Corporate operations	14.0	14.5	20.2
Total depreciation and amortization expense	$1,247.7	$1,095.5	$1,082.0

Assets:
Total business segments	$15,405.4	$15,294.7	$11,529.5
Corporate assets (2)	1,319.3	458.2	463.2
Assets held for sale	—	538.3	565.2
Less: elimination of intercompany receivables	(63.6)	(46.6)	(57.2)
Total assets	$16,661.1	$16,244.6	$12,500.7

Capital expenditures:
Total business segments	$1,137.0	$1,149.6	$1,148.8
Corporate operations	0.7	5.2	21.3
Total capital expenditures	$1,137.7	$1,154.8	$1,170.1

Notes:

(1)   See “Transactions with Certain Affiliates” in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

(2)   Corporate assets consist of cash and short-term investments, fixed assets, investments in equity securities and other assets not allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

15.  Business Segments, Continued:

Supplemental information pertaining to the Communications Support Services segment was as follows for the years ended December 31:

(Millions)	2003	2002	2001
Revenues and sales from unaffiliated customers:
Product distribution	$275.1	$215.2	$224.1
Long-distance and network management services	198.7	179.0	210.4
Directory publishing	36.1	38.9	68.6
Telecommunications information services	108.9	119.1	145.4
	$618.8	$552.2	$648.5
Intercompany revenues and sales:
Product distribution	$132.3	$156.1	$143.6
Long-distance and network management services	121.4	137.2	99.5
Directory publishing	86.5	80.2	77.6
Telecommunications information services	—	—	—
	$340.2	$373.5	$320.7
Total revenues and sales:
Product distribution	$407.4	$371.3	$367.7
Long-distance and network management services	320.1	316.2	309.9
Directory publishing	122.6	119.1	146.2
Telecommunications information services	108.9	119.1	145.4
Total communications support services revenues and sales	$959.0	$925.7	$969.2

16.  Quarterly Financial Information - (Unaudited):

	For the year ended December 31, 2003
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$7,979.9	$2,013.7	$2,050.2	$2,010.2	$1,905.8
Operating income	$1,898.0	$474.1	$486.7	$471.1	$466.1
Income from continuing operations	$953.5	$258.9	$242.8	$224.2	$227.6
Discontinued operations	361.0	—	—	323.9	37.1
Income before cumulative effect of accounting change	$1,314.5	$258.9	$242.8	$548.1	$264.7
Cumulative effect of accounting change	15.6	—	—	—	15.6
Net income	$1,330.1	$258.9	$242.8	$548.1	$280.3
Preferred dividends	0.1	—	—	0.1	—
Net income applicable to common shares	$1,330.0	$258.9	$242.8	$548.0	$280.3
Basic earnings per share:
Income from continuing operations	$3.06	$.83	$.78	$.72	$.73
Income from discontinued operations	1.16	—	—	1.04	.12
Cumulative effect of accounting change	.05	—	—	—	.05
Net income	$4.27	$.83	$.78	$1.76	$.90
Diluted earnings per share:
Income from continuing operations	$3.05	$.83	$.78	$.72	$.73
Income from discontinued operations	1.15	—	—	1.03	.12
Cumulative effect of accounting change	.05	—	—	—	.05
Net income	$4.25	$.83	$.78	$1.75	$.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

16.  Quarterly Financial Information - (Unaudited), Continued:

	For the year ended December 31, 2002
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$7,112.4	$1,922.8	$1,867.7	$1,699.0	$1,622.9
Operating income	$1,719.7	$484.9	$458.9	$398.0	$377.9
Income from continuing operations	$850.1	$245.4	$217.8	$192.0	$194.9
Discontinued operations	74.2	11.2	19.9	24.2	18.9
Income before cumulative effect of accounting change	$924.3	$256.6	$237.7	$216.2	$213.8
Cumulative effect of accounting change	—	—	—	—	—
Net income	$924.3	$256.6	$237.7	$216.2	$213.8
Preferred dividends	0.1	—	—	0.1	—
Net income applicable to common shares	$924.2	$256.6	$237.7	$216.1	$213.8
Basic earnings per share:
Income from continuing operations	$2.73	$.79	$.70	$.62	$.63
Income from discontinued operations	.24	.03	.06	.08	.06
Cumulative effect of accounting change	—	—	—	—	—
Net income	$2.97	$.82	$.76	$.70	$.69
Diluted earnings per share:
Income from continuing operations	$2.72	$.79	$.70	$.61	$.62
Income from discontinued operations	.24	.03	.06	.08	.06
Cumulative effect of accounting change	—	—	—	—	—
Net income	$2.96	$.82	$.76	$.69	$.68

Notes to Quarterly Financial Information:

A.    In the fourth quarter of 2003, the Company recorded a pretax gain of $31.0 million from the sale of certain assets and related liabilities, including customer contracts and capitalized software development costs, associated with the Company’s telecommunications information services operations.  This transaction increased net income $18.9 million or $.06 per share. (See Note 9.)

B.    In the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million related to a planned workforce reduction, primarily resulting from the closing of certain call center locations, and recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003.  The Company also wrote off $13.2 million of certain capitalized software development costs that had no alternative future use or functionality.  (See Note 8.)  In the second quarter of 2003, ALLTEL also recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  In addition, the Company incurred pretax termination fees of $7.1 million related to the early retirement of long-term debt.  These transactions decreased net income $19.8 million or $.06 per share. (See Note 9.)

C.    Effective January 1, 2003, ALLTEL adopted the measurement and recognition provisions of SFAS No. 143 in accounting for asset retirement obligations.  The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million, or $.05 per share. (See Note 2.)

D.    In the fourth quarter of 2002, ALLTEL recorded a $2.5 million reduction in the liabilities associated with the restructuring of its CLEC operations initiated during the first quarter of 2002, as discussed below. (See Note 8.)  ALLTEL also recorded a pretax gain of $22.1 million realized from the sale of a wireless property, partially offset by a $2.6 million write-down in the carrying value of an investment. (See Note 9.)  These transactions increased net income $13.5 million or $.04 per share.

E.     In the third quarter of 2002, the Company incurred pretax charges of $16.4 million related to its acquisitions of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel.  The Company also recorded a restructuring charge of $4.1 million related to a planned workforce reduction and the closing of seven product distribution centers.  These charges decreased net income $12.4 million or $.04 per share. (See Note 8.)  ALLTEL also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth.  This gain was initially recorded in 2001.  This adjustment decreased net income $2.9 million or $.01 per share. (See Note 9.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____

16.  Quarterly Financial Information - (Unaudited), Continued:

Notes to Quarterly Financial Information, Continued:

F.     In the second quarter of 2002, the Company incurred pretax charges of $9.0 million related to its pending acquisitions of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel.  These charges decreased net income $5.4 million or $.02 per share. (See Note 8.)  ALLTEL also recorded pretax write-downs of $13.7 million to reflect other-than-temporary declines in the fair values of two equity security investments.  The write-downs decreased net income $8.4 million or $.03 per share. (See Note 9.)

G.    In the first quarter of 2002, the Company recorded pretax charges of $32.4 million in connection with the restructuring of its CLEC, call center and retail store operations.  The Company also recorded pretax write-downs of $7.1 million in the carrying value of certain cell site equipment to fair value as part of a product replacement program initiated by a vendor in 2001.  In addition, the Company incurred pretax charges of $3.4 million related to its pending acquisition of wireline properties in Kentucky from Verizon.  These charges decreased net income $26.1 million or $.08 per share. (See Note 8.)

H.    In the opinion of management, all adjustments necessary for a fair presentation of results for each period have been included.