Form 10-Q
period 2004-03-31
ALLTEL CORP
filed 2004-05-07
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

YES  X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES  X        NO

Number of common shares outstanding as of March 31, 2004:  308,171,432

The Exhibit Index is located on page 38.

ALLTEL CORPORATION

FORM 10-Q

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings *
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3.	Defaults Upon Senior Securities *
Item 4.	Submission of Matters to Vote of Security Holders *
Item 5.	Other Information *
Item 6.	Exhibits and Reports on Form 8-K

*   No reportable information under this item.

Forward-Looking Statements

This Report on Form 10-Q includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by ALLTEL and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; material changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the Company’s wireless roaming agreements; the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL’s strategic investments; the effects of work stoppages; the effects of litigation; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the communications business as a result of federal and state legislation, rules, and regulations; the final outcome of federal, state and local regulatory initiatives and proceedings related to the terms and conditions of interconnection, access charges, universal service, and unbundled network elements and resale rates; and the effects of the Federal Communications Commission’s number portability rules.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share amounts)	March 31,	December 31,
Assets	2004	2003
Current Assets:
Cash and short-term investments	$637.4	$657.8
Accounts receivable (less allowance for doubtful accounts of $41.9 and $46.3, respectively)	841.5	890.0
Inventories	116.7	122.1
Prepaid expenses and other	70.4	59.2
Total current assets	1,666.0	1,729.1
Investments	765.8	722.7
Goodwill	4,854.2	4,854.2
Other intangibles	1,321.9	1,337.0
Property, Plant and Equipment:
Land	261.6	259.2
Buildings and improvements	1,066.0	1,053.0
Wireline	6,578.5	6,514.7
Wireless	5,366.8	5,255.8
Information processing	980.6	946.7
Other	494.6	482.3
Under construction	334.6	398.2
Total property, plant and equipment	15,082.7	14,909.9
Less accumulated depreciation	7,572.0	7,289.1
Net property, plant and equipment	7,510.7	7,620.8
Other assets	421.0	397.3
Total Assets	$16,539.6	$16,661.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$277.3	$277.2
Accounts payable	404.8	479.8
Advance payments and customer deposits	208.6	205.3
Accrued taxes	129.1	114.6
Accrued dividends	116.0	116.2
Accrued interest	85.3	107.1
Other current liabilities	181.4	192.5
Total current liabilities	1,402.5	1,492.7
Long-term debt	5,608.1	5,581.2
Deferred income taxes	1,501.0	1,417.7
Other liabilities	1,129.5	1,147.3
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 13,528 and 13,928 shares issued and outstanding, respectively	0.3	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 308,171,432 and 312,643,922 shares issued and outstanding, respectively	308.2	312.6
Additional paid-in capital	519.5	750.1
Unrealized holding gain on investments	110.3	73.6
Foreign currency translation adjustment	0.8	0.6
Retained earnings	5,959.4	5,884.9
Total shareholders’ equity	6,898.5	7,022.2
Total Liabilities and Shareholders’ Equity	$16,539.6	$16,661.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2004	2003
Revenues and sales:
Service revenues	$1,765.6	$1,716.5
Product sales	195.6	189.3
Total revenues and sales	1,961.2	1,905.8
Costs and expenses:
Cost of services (excluding depreciation of $231.9 and $220.2 included below)	560.8	537.4
Cost of products sold	257.3	237.7
Selling, general, administrative and other	375.2	361.1
Depreciation and amortization	321.3	303.5
Restructuring and other charges	51.8	—
Total costs and expenses	1,566.4	1,439.7
Operating income	394.8	466.1

Equity earnings in unconsolidated partnerships	13.3	17.5
Minority interest in consolidated partnerships	(15.6)	(17.8)
Other income, net	4.6	0.4
Interest expense	(91.7)	(103.4)

Income from continuing operations before income taxes	305.4	362.8
Income taxes	115.6	135.2

Income from continuing operations	189.8	227.6
Discontinued operations (net of income taxes of $25.0)	—	37.1

Income before cumulative effect of accounting change	189.8	264.7
Cumulative effect of accounting change (net of income taxes of $10.3)	—	15.6

Net income	189.8	280.3
Preferred dividends	—	—
Net income applicable to common shares	$189.8	$280.3
Earnings per share:
Basic:
Income from continuing operations	$.61	$.73
Income from discontinued operations	—	.12
Cumulative effect of accounting change	—	.05
Net income	$.61	$.90
Diluted:
Income from continuing operations	$.61	$.73
Income from discontinued operations	—	.12
Cumulative effect of accounting change	—	.05
Net income	$.61	$.90
Pro forma amounts assuming change in accounting principle was applied retroactively:
Net income	$189.8	$264.7
Basic earnings per share	$.61	$.85
Diluted earnings per share	$.61	$.85

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2004	2003
Cash Provided from Operations:
Net income	$189.8	$280.3
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	—	(37.1)
Cumulative effect of accounting change	—	(15.6)
Depreciation and amortization	321.3	303.5
Provision for doubtful accounts	42.6	52.8
Non-cash portion of restructuring and other charges	25.6	—
Increase in deferred income taxes	72.1	78.0
Other, net	(2.9)	(1.8)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	4.5	21.7
Inventories	5.4	(15.5)
Accounts payable	(75.0)	(73.1)
Other current liabilities	(15.0)	(37.1)
Other, net	(16.9)	(9.2)
Net cash provided from operations	551.5	546.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(207.2)	(227.7)
Additions to capitalized software development costs	(8.0)	(13.5)
Additions to investments	(1.1)	(3.8)
Purchase of property, net of cash acquired	—	(124.6)
Proceeds from the return on investments	20.3	13.8
Other, net	(5.8)	7.2
Net cash used in investing activities	(201.8)	(348.6)
Cash Flows from Financing Activities:
Dividends on preferred and common stock	(115.5)	(109.1)
Reductions in long-term debt	(1.5)	(456.2)
Repurchases of common stock	(243.0)	—
Distributions to minority investors	(16.2)	(10.0)
Long-term debt issued	—	285.0
Common stock issued	5.9	2.9
Net cash used in financing activities	(370.3)	(287.4)

Net cash provided from discontinued operations	—	7.5

Effect of exchange rate changes on cash and short-term investments	0.2	(0.1)

Decrease in cash and short-term investments	(20.4)	(81.7)

Cash and Short-term Investments:
Beginning of the period	657.8	134.6
End of period	$637.4	$52.9

Non-Cash Investing and Financing Activities:
Change in fair value of investments in equity securities	$49.1	$—
Change in fair value of interest rate swap agreements	$28.5	$0.6

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Unrealized Holding Gain On Investments	Foreign Currency Translation Adjustment	Retained Earnings	Total
Balance at December 31, 2003	$0.4	$312.6	$750.1	$73.6	$0.6	$5,884.9	$7,022.2
Net income	—	—	—	—	—	189.8	189.8
Other comprehensive income, net of tax: (See Note 5)
Unrealized holding gains on investments, net of reclassification adjustments	—	—	—	36.7	—	—	36.7
Foreign currency translation adjustment	—	—	—	—	0.2	—	0.2
Comprehensive income	—	—	—	36.7	0.2	189.8	226.7
Employee plans, net	—	0.1	5.6	—	—	—	5.7
Restricted stock, net of unearned compensation	—	0.2	0.7	—	—	—	0.9
Tax benefit for non-qualified stock options	—	—	1.3	—	—	—	1.3
Conversion of preferred stock	(0.1)	0.1	—	—	—	—	—
Repurchases of stock	—	(4.8)	(238.2)	—	—	—	(243.0)
Dividends:
Common	—	—	—	—	—	(115.3)	(115.3)
Preferred	—	—	—	—	—	—	—
Balance at March 31, 2004	$0.3	$308.2	$519.5	$110.3	$0.8	$5,959.4	$6,898.5

The accompanying notes are an integral part of this consolidated financial statement.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.                      General:

Basis of Presentation – The consolidated financial statements as of March 31, 2004 and 2003 and for the three month periods then ended of ALLTEL Corporation (“ALLTEL” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.   The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.                      Cumulative Effect of Accounting Change:

Except for certain wireline subsidiaries as further discussed below, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position, or cash flows as of and for the three months ended March 31, 2004 or 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $161.0 million and $148.5 million at March 31, 2004 and 2003, respectively.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the three months ended March 31, 2003.

3.                      Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.  As of January 1, 2004, ALLTEL completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.  During the three months ended March 31, 2004, there were no changes in the carrying amounts of goodwill or other indefinite-lived intangible assets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.                      Goodwill and Other Intangible Assets, Continued:

Goodwill by business segment was as follows:

(Millions)	March 31, 2004	December 31, 2003
Wireless	$3,604.3	$3,604.3
Wireline	1,247.6	1,247.6
Communications Support Services	2.3	2.3
	$4,854.2	$4,854.2

The carrying value of indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	March 31, 2004	December 31, 2003
Cellular licenses	$761.6	$761.6
Personal Communications Services licenses	78.5	78.5
Franchise rights – wireline	265.0	265.0
	$1,105.1	$1,105.1

Intangible assets subject to amortization were as follows:

	March 31, 2004
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(174.3)	$208.1
Franchise rights	22.5	(13.8)	8.7
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(191.0)	$216.8

	December 31, 2003
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(159.6)	$222.8
Franchise rights	22.5	(13.4)	9.1
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(175.9)	$231.9

Amortization expense for intangible assets subject to amortization was $15.1 million and $14.9 million for the three month periods ended March 31, 2004 and 2003, respectively.  Amortization expense for intangible assets subject to amortization is estimated to be $60.3 million in 2004, $59.6 million in 2005, $41.0 million in 2006, $24.3 million in 2007 and $18.1 million in 2008.

4.       Restructuring and Other Charges:

A summary of the restructuring and other charges recorded during the three months ended March 31, 2004 was as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Corporate Operations	Total
Severance and employee benefit costs	$8.8	$11.2	$0.5	$2.1	$22.6
Relocation costs	3.2	1.4	0.1	0.1	4.8
Lease and contract termination costs	0.5	(1.9)	—	(0.1)	(1.5)
Write-down in carrying value of certain facilities	0.7	—	—	24.1	24.8
Other exit costs	0.4	0.7	—	—	1.1
Total restructuring and other charges	$13.6	$11.4	$0.6	$26.2	$51.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.       Restructuring and Other Charges, Continued:

In January 2004, the Company announced its plans to reorganize its operations and support teams.  Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations.  In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs.  The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company's sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL.  As of March 31, 2004, the Company had paid $18.4 million in severance and employee-related expenses, and all of the employee reductions associated with the reorganization had been completed.  Certain of the planned employee relocations and employee reductions associated with the closure of the CLEC operations will be completed by the end of the third quarter of 2004.  ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs.  The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations.  During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities.  The asset write-downs resulted from lower occupancy in the facilities due to the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial Inc. ("Fidelity National"), as further discussed in Note 10 to the unaudited interim consolidated financial statements.

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of March 31, 2004, the Company had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs totaling $13.2 million that had no alternative future use or functionality.

The following is a summary of activity related to the liabilities associated with the Company’s restructuring and other charges for the three months ended March 31, 2004:

(Millions)
Balance, beginning of period	$3.8
Restructuring and other charges	54.1
Reversal of accrued liabilities	(2.3)
Non-cash write-down of assets	(25.6)
Cash outlays	(21.1)
Balance, end of period	$8.9

At March 31, 2004, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $4.6 million, relocation expenses of $3.4 million, lease and contract termination costs of $0.6 million, and other exit costs of $0.3 million and is included in other current liabilities in the accompanying consolidated balance sheets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.                      Other Comprehensive Income (Loss):

Comprehensive income was as follows for the three month periods ended March 31:

(Millions)	2004	2003
Net income	$189.8	$280.3
Other comprehensive income (loss):
Unrealized holding gains on investments arising in the period	49.1	—
Income tax expense	12.4	—
	36.7	—

Foreign currency translation adjustment	0.2	(0.1)

Other comprehensive income (loss) before tax	49.3	(0.1)
Income tax expense	12.4	—
Other comprehensive income (loss)	$36.9	$(0.1)
Comprehensive income	$226.7	$280.2

6.                      Earnings per Share:

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

(Millions, except per share amounts)	2004	2003
Basic earnings per share:
Income from continuing operations	$189.8	$227.6
Income from discontinued operations	—	37.1
Cumulative effect of accounting change	—	15.6
Less preferred dividends	—	—
Net income applicable to common shares	$189.8	$280.3
Weighted average common shares outstanding for the period	311.5	311.2

Basic earnings per share:
From continuing operations	$.61	$.73
From discontinued operations	—	.12
Cumulative effect of accounting change	—	.05
Net income	$.61	$.90

Diluted earnings per share:
Net income applicable to common shares	$189.8	$280.3
Adjustment for convertible preferred stock dividends	—	—
Net income applicable to common shares
Assuming conversion of preferred stock	$189.8	$280.3
Weighted average common shares outstanding for the period	311.5	311.2
Increase in shares resulting from the assumed:
Exercise of stock options	0.7	0.8
Conversion of preferred stock	0.3	0.3
Weighted average common shares assuming conversion	312.5	312.3

Diluted earnings per share:
From continuing operations	$.61	$.73
From discontinued operations	—	.12
Cumulative effect of accounting change	—	.05
Net income	$.61	$.90

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.                      Business Segment Information:

ALLTEL manages its business operations based on differences in products and services.  The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the cumulative effect of accounting change and restructuring and other charges discussed in Notes 2 and 4, respectively.  These items are not allocated to the segments and are included in corporate operations.  Segment operating results were as follows for the three month periods ended March 31:

(Millions)	2004	2003
Revenues and Sales from External Customers:
Wireless	$1,184.5	$1,107.8
Wireline	561.4	572.3
Communications support services	146.6	145.1
Total business segments	$1,892.5	$1,825.2

Intersegment Revenues and Sales:
Wireless	$—	$—
Wireline	38.1	36.6
Communications support services	72.4	80.0
Total business segments	$110.5	$116.6

Total Revenues and Sales:
Wireless	$1,184.5	$1,107.8
Wireline	599.5	608.9
Communications support services	219.0	225.1
Total business segments	2,003.0	1,941.8
Less intercompany eliminations	(41.8)	(36.0)
Total revenues and sales	$1,961.2	$1,905.8

Segment Income:
Wireless	$210.9	$236.0
Wireline	228.2	222.8
Communications support services	16.5	17.7
Total segment income	455.6	476.5
Corporate expenses	(9.0)	(10.4)
Restructuring and other charges	(51.8)	—
Equity earnings in unconsolidated partnerships	13.3	17.5
Minority interest in consolidated partnerships	(15.6)	(17.8)
Other income, net	4.6	0.4
Interest expense	(91.7)	(103.4)
Income from continuing operations before income taxes	$305.4	$362.8

Segment assets were as follows as of:

(Millions)	March 31, 2004	December 31, 2003
Wireless	$9,623.5	$9,673.9
Wireline	5,139.7	5,212.9
Communications support services	469.8	518.6
Total business segments	15,233.0	15,405.4
Corporate headquarters assets not allocated to segments	1,340.6	1,319.3
Less elimination of intersegment receivables	(34.0)	(63.6)
Total consolidated assets	$16,539.6	$16,661.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.                      Business Segment Information, Continued:

Supplemental information pertaining to the communications support services segment was as follows for the three month periods ended March 31:

(Millions)	2004	2003
Revenues and Sales from External Customers:
Product distribution	$69.4	$60.4
Long-distance and network management services	48.5	48.9
Directory publishing	14.0	9.2
Telecommunications information services	14.7	26.6
Total	$146.6	$145.1

Intersegment Revenues and Sales:
Product distribution	$29.7	$32.7
Long-distance and network management services	30.5	32.1
Directory publishing	12.2	15.2
Telecommunications information services	—	—
Total	$72.4	$80.0

Total Revenues and Sales:
Product distribution	$99.1	$93.1
Long-distance and network management services	79.0	81.0
Directory publishing	26.2	24.4
Telecommunications information services	14.7	26.6
Total revenues and sales	$219.0	$225.1

8.                      Stock-Based Compensation:

Under the Company’s stock-based compensation plans, ALLTEL may grant fixed and performance-based incentive and non-qualified stock options and other equity securities to officers and other management employees.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  For fixed stock options granted under these plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant.  Accordingly, ALLTEL does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in the three month periods ended March 31, 2004 or 2003.  In January 2004, the Company granted 173,000 shares of restricted stock to certain senior management employees.  The restricted shares will vest in equal increments over a three-year period from the date of grant.  Compensation expense related to these restricted shares amounted to $0.7 million for the three months ended March 31, 2004.  Unrecognized compensation expense for the restricted shares amounted to $7.8 million and was included in additional paid-in capital in the accompanying consolidated balance sheet as of March 31, 2004. The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three month periods ended March 31:

(Millions, except per share amounts)		2004	2003
Net income as reported		$189.8	$280.3
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(6.2)	(4.4)
Pro forma net income		$183.6	$275.9
Basic earnings per share:	As reported	$.61	$.90
	Pro forma	$.59	$.89
Diluted earnings per share:	As reported	$.61	$.90
	Pro forma	$.59	$.88

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.                      Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

The Company maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL’s directory publishing subsidiary.  The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees.  In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  The Company provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  The Company funds the accrued costs of these plans as benefits are paid.  The components of pension expense, including provision for executive retirement agreements, and postretirement expense were as follows for the three month periods ended March 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2004	2003	2004	2003
Benefits earned during the year	$7.7	$6.6	$0.2	$0.2
Interest cost on benefit obligation	13.0	13.1	3.9	3.7
Amortization of transition (asset) obligation	—	(0.3)	0.2	0.2
Amortization of prior service cost	0.1	—	0.4	0.4
Recognized net actuarial loss	4.9	5.2	2.2	1.8
Expected return on plan assets	(17.6)	(14.3)	—	—
Net periodic benefit expense	$8.1	$10.3	$6.9	$6.3

ALLTEL disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $5.0 million for retirement benefits in 2004 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans.  Primarily due to the timing of the required contributions to fund the supplemental retirement plans, actual contributions were $2.4 million for the three months ended March 31, 2004.  ALLTEL does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2004.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in ALLTEL’s qualified pension plan.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) became law.  Beginning in 2006, the Act will provide for a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. ALLTEL has not fully quantified the effects, if any, that the Act will have on its future benefit costs or accumulated postretirement benefit obligation, and accordingly, the effects of the Act have not been reflected in the accompanying unaudited consolidated financial statements.  The authoritative guidance addressing the accounting for the federal subsidy is under consideration by the Financial Accounting Standards Board, and once issued, could require the Company to restate previously reported amounts related to its postretirement healthcare plan.

10.               Discontinued Operations:

Pursuant to an agreement dated January 28, 2003, on April 1, 2003, ALLTEL sold the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National for $1.05 billion received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  Approximately 5,500 employees of the Company transitioned to Fidelity National as part of this transaction.  As a result of this transaction, ALLTEL recorded an after-tax gain of $323.9 million.  The after-tax proceeds from the sale were used primarily to reduce borrowings outstanding under the Company’s commercial paper program and to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The Fidelity National common stock acquired in this transaction currently represents an approximate seven percent interest in Fidelity National and may not be disposed of by ALLTEL, subject to certain conditions specified in the sale agreement, prior to April 1, 2004.

As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s interim consolidated statements of income and cash flows for the period ended March 31, 2003.  The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.               Discontinued Operations, Continued:

In January 2003, ALLTEL also completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. have also been reflected as discontinued operations in the Company’s interim consolidated statements of income and cash flows for the period ended March 31, 2003.

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three months ended March 31, 2003:

(Millions)
Revenues and sales	$210.3
Operating expenses	148.1
Operating income	62.2
Other expense, net	(0.1)
Pretax income from discontinued operations	62.1
Income tax expense	25.0
Income from discontinued operations	$37.1

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the three months ended March 31, 2003:

(Millions)
Net cash provided by operating activities	$42.6
Net cash used in investing activities	(35.0)
Net cash used in financing activities	(0.1)
Net cash provided by discontinued operations	$7.5

11.               Commitments and Contingencies:

The Company currently has outstanding various indemnifications related either to the sale of the financial services division to Fidelity National (see Note 10) or the sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the telecommunications information services operations to Convergys Information Management Group, Inc. (“Convergys”) during the fourth quarter of 2003.

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

In connection with the sale of assets to Convergys, ALLTEL agreed to indemnify Convergys for any damages resulting from ALLTEL’s breach of warranty under the sales agreement that exceed $500,000, up to a maximum of $10.0 million.  In addition, the Company agreed to indemnify Convergys from any damages resulting from non-fulfillment of certain covenants or liabilities arising from the ownership, operation or use of the assets included in the sale.  This indemnification is not subject to a maximum obligation.  The Company believes, because of the low probability of being required to pay any amount under these indemnifications, the fair value of these obligations is immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to these indemnifications.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“ALLTEL” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2004 and 2003, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

EXECUTIVE SUMMARY

ALLTEL is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to nearly 13 million residential and business customers in 26 states.  Among the highlights in the first quarter of 2004, ALLTEL:

•                  Achieved solid financial results while improving the Company’s growth of wireless post-pay customers.  Wireless customer gross additions were 737,000, an increase of 12 percent compared to the first quarter of 2003 and marked the best gross gain quarter in ALLTEL’s history.  Combined with continued improvements in post-pay churn, net wireless customer additions were 158,000 during the quarter, representing the highest non-acquisition-related growth for the Company in nearly five years.

•                  Launched “Touch2Talk” ALLTEL’s “walkie-talkie” wireless offering that provides customers with service coverage over ALLTEL’s entire digital wireless network.  To date, more than 50,000 customers, most of them existing customers, have signed up for this service.

•                  Added more than 21,000 DSL customers increasing ALLTEL’s high-speed data customer base to more than 174,000.  Wireline access line losses slowed to 6,000 during the quarter, the loss of which was more than offset by the growth in DSL customers.  Generated solid operating margins in the Company’s wireline business by controlling operating expenses.

•                  Changed ALLTEL’s organizational structure to support continued improvements in service delivery and customer satisfaction, while reducing headcount by almost 700 employees.  These organizational changes should result in expense savings of approximately $25 million in 2004 and ongoing annualized expense savings of more than $30 million.  In connection with these efforts, the Company recorded a pretax restructuring charge of $29.3 million in the quarter.  In addition, ALLTEL also recorded write-downs of $24.8 million in the carrying value of certain corporate and regional facilities due to the proposed sale or leasing of those facilities.

In addition to the effects of the restructuring charges and asset write-downs, ALLTEL’s first quarter 2004 operating results were also adversely affected by the additional customer acquisition costs attributable to the accelerated wireless customer growth and additional costs associated with the Company’s customer retention efforts.  Although dilutive to its first quarter 2004 operating results, ALLTEL believes that this investment in wireless post-pay customer growth will provide opportunities to enhance future revenue and earnings growth in the Company’s wireless business.

Throughout the remainder of 2004, the Company will continue to face significant challenges resulting from continued competition in the telecommunications industry and changes in the regulatory environment, including the effects of the Federal Communications Commission’s (“FCC”) number portability rules scheduled to take effect in the majority of the Company’s wireless and wireline markets at the end of May 2004, as well as potential changes to the rules governing Universal Service and inter-carrier compensation.  In addressing these challenges, ALLTEL will continue to focus its efforts on improving customer service, enhancing the quality of its networks and expanding its product and service offerings.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(Millions, except per share amounts)	2004	2003
Revenues and sales:
Service revenues	$1,765.6	$1,716.5
Product sales	195.6	189.3
Total revenues and sales	1,961.2	1,905.8
Costs and expenses:
Cost of services	560.8	537.4
Cost of products sold	257.3	237.7
Selling, general, administrative and other	375.2	361.1
Depreciation and amortization	321.3	303.5
Restructuring and other charges	51.8	—
Total costs and expenses	1,566.4	1,439.7
Operating income	394.8	466.1
Non-operating income, net	2.3	0.1
Interest expense	(91.7)	(103.4)
Income from continuing operations before income taxes	305.4	362.8
Income taxes	115.6	135.2
Income from continuing operations	189.8	227.6
Income from discontinued operations, net of income taxes	—	37.1
Cumulative effect of accounting change, net of income taxes	—	15.6
Net income	$189.8	$280.3
Basic earnings per share:
Income from continuing operations	$.61	$.73
Income from discontinued operations	—	.12
Cumulative effect of accounting change	—	.05
Net income	$.61	$.90
Diluted earnings per share:
Income from continuing operations	$.61	$.73
Income from discontinued operations	—	.12
Cumulative effect of accounting change	—	.05
Net income	$.61	$.90

Service revenues and total revenues and sales both increased 3 percent, or $49.1 million and $55.4 million, respectively, in the three month period ended March 31, 2004 compared to the same period of 2003.  The increase in service revenues in 2004 primarily reflected 5 percent growth in ALLTEL’s wireless customer base from March 31, 2003 and the corresponding increase of $75.1 million in wireless access revenues.  Service revenues for 2004 also reflected growth of $19.3 million in revenues derived from wireless and wireline data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans. Growth in the Company’s Internet operations primarily driven by growth in DSL customers also contributed to the increase in service revenues in the first quarter of 2004.  These increases were partially offset by lower wireless airtime and retail roaming revenues of $19.1 million, the loss of wireline access lines due, in part, to broadband and wireless substitution, and a $11.9 million reduction in revenues from telecommunications information services.  The decrease in airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes, such as the Company’s Total and National Freedom plans, which, for a flat monthly service fee, provide a specified number of airtime minutes and include roaming and long-distance at no extra charge.  The decrease in telecommunications information services revenues reflected the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys Information Management Group, Inc. (“Convergys”).

Product sales increased $6.3 million, or 3 percent, in the three month period ended March 31, 2004 compared to the same period of 2003.  The increase in product sales in the 2004 period was primarily driven by strong growth in gross wireless customer additions, higher retail prices realized on the sale of wireless handsets and accessories and increased sales of wireless handsets to retailers and other distributors.  Offsetting this growth in product sales in the 2004 period was a reduction in sales of landline-based communications equipment, reflecting lower customer demand and the loss of wireline access lines.

Cost of services increased $23.4 million, or 4 percent, in the three month period ended March 31, 2004 compared to the same period of 2003.  The increase in the 2004 period reflected an increase in wireless network-related costs of $26.2 million primarily due to increased network traffic resulting from customer growth, increased minutes of use and expansion of network facilities.  Cost of services for the first quarter of 2004 also reflected increases in wireless regulatory fees of $13.1 million and customer service expenses of $9.1 million.  The increase in regulatory fees in 2004 principally related to fees associated with the Universal Service Fund (“USF”), reflecting changes in FCC regulations effective April 1, 2003.  Customer service expenses increased in 2004 primarily due to the additional costs associated with the Company’s initiatives designed to improve customer satisfaction and reduce post-pay churn.  Partially offsetting the increases in cost of services in 2004 attributable to higher wireless network costs, regulatory fees and customer services expenses was a decrease in bad debt expense, which declined $10.2 million in the first quarter of 2004 compared to the same period of 2003.  Bad debt expense decreased primarily due to ALLTEL’s continuing efforts to reduce losses sustained from bad debts by managing its customer credit policies, improving collection practices, utilizing new technologies and proactively managing the efforts of the Company’s collection agencies.  Cost of services for 2004 also reflected a decrease in network-related costs for the wireline operations, primarily due to the loss of wireline access lines and a reduction in maintenance costs.  Cost of services in the first quarter of 2003 included $6.0 million of additional maintenance expense incurred to repair damage caused by severe winter storms in Kentucky.  Cost of services in the 2004 period was also favorably affected by reduced operating costs resulting from the sale of certain telecommunications information services operations to Convergys, as previously discussed.

Cost of products sold increased $19.6 million, or 8 percent, in the three month period ended March 31, 2004 compared to the same period of 2003.  The increase in cost of products sold in 2004 was consistent with the growth in product sales and reflected the strong growth in wireless customer activations, sales of higher-priced digital phones and increased sales of wireless handsets to resellers and other distributors.   Selling, general, administrative and other expenses increased $14.1 million, or 4 percent, in the three month period ended March 31, 2004 compared to the same period of 2003.  The increase in the 2004 period primarily resulted from an increase in wireless commissions expense of $22.5 million, consistent with the growth in gross customer additions, partially offset by cost savings realized in the wireline operations, reflecting the Company’s continued efforts to control operating expenses.  Depreciation and amortization expense increased $17.8 million, or 6 percent, in the three month period ended March 31, 2004 compared to the same period in 2003, primarily due to growth in communications plant in service.

Operating income decreased $71.3 million, or 15 percent, in the three month period ended March 31, 2004 compared to the same period of 2003.  The decrease primarily reflected the effects of the restructuring and other charges incurred during the first quarter of 2004, as further discussed below, and a reduction in wireless segment income due to increased customer acquisition and retention costs, as further discussed below under “Results of Operations by Business Segment”.

Restructuring and Other Charges

A summary of the restructuring and other charges recorded during the three months ended March 31, 2004 was as follows:

(Millions)
Severance and employee benefit costs	$22.6
Relocation costs	4.8
Lease and contract termination costs	(1.5)
Writedown in the carrying value of certain facilities	24.8
Other exit costs	1.1
Total restructuring and other charges	$51.8

In January 2004, the Company announced its plans to reorganize its operations and support teams.  Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations.  In connection with these activities, ALLTEL recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs.  The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company's sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL.  As of March 31, 2004, the Company had paid $18.4 million in severance and employee-related expenses, and all of the employee reductions associated with the reorganization had been completed.  Certain of the planned employee relocations and employee reductions associated with the closure of the CLEC operations will be completed by the end of third quarter of 2004.  ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs.

The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations.  During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities.  The asset write-downs resulted from lower occupancy in the facilities due to the 2004 organizational changes and the 2003 sale of the Company's financial services division to Fidelity National Financial Inc. ("Fidelity National"), as further discussed below under "Discontinued Operations".

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of March 31, 2004, the Company had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations. During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs totaling $13.2 million that had no alternative future use or functionality.

At March 31, 2004, the remaining unpaid liability related to ALLTEL’s integration and restructuring activities consisted of severance and employee-related expenses of $4.6 million, relocation expenses of $3.4 million, lease termination costs of $0.6 million, and other exit costs of $0.3 million.  Cash outlays for the remaining unpaid liability will be disbursed over the next 12 to 24 months and will be funded from operating cash flows. (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the restructuring and other charges.)

Non-Operating Income, Net

	Three Months Ended March 31,
(Millions)	2004	2003
Equity earnings in unconsolidated partnerships	$13.3	$17.5
Minority interest in consolidated partnerships	(15.6)	(17.8)
Other income, net	4.6	0.4
Non-operating income, net	$2.3	$0.1

As indicated in the table above, non-operating income, net increased $2.2 million in the three months ended March 31, 2004 compared to the same period of 2003.  The decrease in equity earnings of $4.2 million primarily reflected the effects of ALLTEL’s April 1, 2003 acquisition of a majority ownership interest in a Wisconsin RSA in which the Company previously owned a minority interest.  Conversely, the decrease in minority interest expense of $2.2 million primarily reflected the effects of ALLTEL’s third quarter 2003 acquisitions of additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest.  Other income, net for 2004 included additional dividend income of $2.0 million earned on the Company’s equity investments, primarily Fidelity National common stock.  Other income, net for 2004 also included $1.7 million of additional interest income earned on the Company’s cash and short-term investments due to significant growth in the Company’s available cash on hand following the sale of the financial services division to Fidelity National, as further discussed below under “Discontinued Operations”.

Interest Expense

Interest expense decreased $11.7 million, or 11 percent, in the three months ended March 31, 2004, as compared to the same period of 2003.  The decrease in 2004 primarily reflected the Company’s repayment of more than $750.0 million of long-term debt during 2003.  During the first quarter of 2003, the Company repaid a $450.0 million, 7.125 percent unsecured note due March 1, 2003, using commercial paper borrowings.  In the second quarter of 2003, ALLTEL repaid all outstanding commercial paper borrowings and prepaid $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The debt repayments in the second quarter were funded primarily from the cash proceeds received from the sale of the financial services division.

Income Taxes

Income tax expense decreased $19.6 million, or 14 percent, for the three month period ended March 31, 2004, as compared to the same period of 2003.  The decrease in income tax expense in 2004 was consistent with the overall decrease in the Company’s earnings from continuing operations that resulted primarily from the effects of the restructuring and other charges and increased wireless customer acquisition and retention costs previously discussed.  The Company’s estimated annual effective income tax rate also increased slightly to 38.0 percent for the three months ended March 31, 2004.  In determining its quarterly provision for income taxes, ALLTEL uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and reflects ALLTEL’s best estimate of the ultimate outcome of tax examinations and assessments.  Significant or unusual items, such as the taxes related to the sale of a business, would be separately recognized in the quarter in which they occur.

Net Income and Earnings per Share from Continuing Operations

Net income from continuing operations decreased 17 percent and basic and diluted earnings per share from continuing operations both decreased 16 percent in the first quarter of 2004 compared to the same period of 2003.  The decreases in net income and earnings per share from continuing operations primarily reflected the effects of the restructuring and other charges previously discussed, and the reduction in wireless segment income due to increased customer acquisition and retention costs, as further discussed below under “Results of Operations by Business Segment”.

Discontinued Operations

On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National, for $1.05 billion received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National acquired ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction.  As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s consolidated financial statements for the three months ended March 31, 2003.  The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National.  The operations of the retained telecom division are included in the communications support services segment.

In January 2003, ALLTEL completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations in the Company’s consolidated financial statements for the three months ended March 31, 2003.  The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three months ended March 31, 2003:

(Millions)
Revenues and sales	$210.3
Operating expenses	148.1
Operating income	62.2
Other expense, net	(0.1)
Pretax income from discontinued operations	62.1
Income tax expense	25.0
Income from discontinued operations	$37.1

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

Cumulative Effect of Accounting Change

Except for certain wireline subsidiaries as further discussed below, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position or cash flows as of or for the three months ended March 31, 2004 or 2003.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $161.0 million and $148.5 million at March 31, 2004 and 2003, respectively.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the three months ended March 31, 2003.  The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the three months ended March 31, 2003.

Average Common Shares Outstanding

The average number of common shares outstanding increased slightly in the three month period ended March 31, 2004 compared to the same period of 2003.  The increase primarily reflected additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans, partially offset by the effects of the Company’s repurchase of approximately 4.8 million of its common shares during the first quarter of 2004, as further discussed below under “Cash Flows-Financing Activities”.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended March 31,
(Millions)	2004	2003
Revenues and sales:
Service revenues	$1,115.5	$1,047.0
Product sales	69.0	60.8
Total revenues and sales	1,184.5	1,107.8
Costs and expenses:
Cost of services	355.7	316.4
Cost of products sold	144.6	122.5
Selling, general, administrative and other	295.8	271.8
Depreciation and amortization	177.5	161.1
Total costs and expenses	973.6	871.8
Segment income	$210.9	$236.0

	Three Months Ended March 31,
(Customers in thousands)	2004	2003
Customers	8,181.2	7,760.8
Average customers	8,089.9	7,654.7
Gross customer additions (a)	737.4	768.0
Net customer additions (a)	157.7	159.2
Market penetration	13.3%	12.9%
Post-pay customer churn	1.93%	2.16%
Total churn	2.40%	2.66%
Retail minutes of use per customer per month (b)	432	334
Retail revenue per customer per month (c)	$42.56	$41.79
Average revenue per customer per month (d)	$45.96	$45.59
Cost to acquire a new customer (e)	$299	$285

Notes:

(a)          Includes the effects of acquisitions and dispositions.  Excludes reseller customers for all periods presented.

(b)         Represents the average monthly minutes that ALLTEL’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)          Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three month periods ended March 31:

(Millions)	2004	2003
Services revenues	$1,115.5	$1,047.0
Less wholesale revenues	(82.7)	(87.4)
Total retail revenues	$1,032.8	$959.6

(d)         Average revenue per customer per month is calculated by dividing wireless services revenues by average customers for the period.

(e)          Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”), as reported above, by the number of internal gross customer additions in the period.  Customer acquisition costs exclude amounts related to the Company’s customer retention efforts.  A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows for the three month periods ended March 31:

(Millions, except customers in thousands)	2004	2003
Product sales	$(52.3)	$(39.9)
Cost of products sold	86.8	65.7
Selling and marketing expense	185.9	161.2
Total costs incurred to acquire new customers	$220.4	$187.0
Gross customer additions, excluding acquisitions	737.4	657.1
Cost to acquire a new customer	$299	$285

The total number of wireless customers served by ALLTEL increased by more than 400,000 customers, or 5 percent, during the twelve month period ended March 31, 2004.  Wireless customer gross additions were 737,000 during the first quarter of 2004, an increase of 12 percent compared to the same period of 2003, and marked the best gross gain quarter in ALLTEL’s history.  Sales of the Company’s higher-yield Total and National Freedom rate plans accounted for approximately 43 percent of the gross additions during the first quarter of 2004, and now represent approximately 34 percent of ALLTEL’s wireless customer base.  The combination of increased gross additions and the reduction in post-pay churn resulted in net wireless customer additions of 158,000 during the first quarter of 2004, representing the highest non-acquisition-related growth for the Company in nearly five years.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) increased to 13.3 percent as of March 31, 2004.

The level of customer growth in 2004 will be dependent upon the Company’s ability to attract new customers in an increasingly competitive marketplace, which is currently supporting up to seven competitors in each market.  The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional phone lines and services to existing customers and pursuing strategic acquisitions.  Consistent with this focus, during the first quarter of 2004, the Company completed the launch of “Touch2Talk”, ALLTEL’s “walkie-talkie” wireless offering that provides customers with service coverage over ALLTEL’s entire digital wireless network.  During the first quarter of 2004, more than 50,000 customers, most of them existing customers, signed up for this new service.

The Company continues to focus its efforts on lowering post-pay customer churn (average monthly rate of customer disconnects).  To improve customer retention, during the second quarter of 2003, the Company launched several operational initiatives designed to improve overall service quality to its customers both at its retail stores and in its call centers.  ALLTEL also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets.  The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in post-pay customer churn in the first quarter of 2004.  Primarily due to the decline in post-pay churn, total churn also decreased in the first quarter of 2004 compared to the same period of 2003.

Wireless revenues and sales increased $76.7 million, or 7 percent, for the three month period ended March 31, 2004 compared to the same period of 2003.  Service revenues increased $68.5 million, or 7 percent, and product sales increased $8.2 million, or 13 percent, for the three month period ended March 31, 2004, respectively, compared to the same period of 2003.   Access revenues increased $75.1 million in the first quarter of 2004 compared to the same period of 2003 primarily driven by customer growth and increased sales of the Company’s higher-yield Total and National Freedom rate plans.  Service revenues in 2004 also reflected increases in revenues earned from data messaging services and from the sale of enhanced services, including call waiting, call forwarding, voicemail and equipment protection plans.  Revenues from data and enhanced services increased $13.0 million in the first quarter of 2004 compared to the same period of 2003, reflecting increased demand for these service offerings.  Service revenues in the first quarter of 2004 also included an increase in regulatory and other fees of $5.8 million compared to the same period of 2003.  The increase in regulatory and other fees in 2004 reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003.

Service revenue growth in the first quarter of 2004 attributable to customer growth, increased access revenues, additional revenues earned from data and enhanced services and increased regulatory and other fees were partially offset by lower airtime and retail roaming revenues of $19.1 million and a decrease in wholesale revenues of $4.7 million compared to the same period of 2003.  The decrease in airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes, such as the Company’s Total and National Freedom plans, which, for a flat monthly service fee, provide a specified number of airtime minutes and include roaming and long-distance at no extra charge.  The decline in wholesale revenues was primarily driven by lower analog and TDMA minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network.  It is likely that the decline in TDMA minutes will continue; however, this impact may be somewhat offset by CDMA minute growth as other CDMA carriers direct wholesale traffic to ALLTEL’s network.  Primarily driven by the increase in average monthly retail minutes of use and the effects of increased sales of the higher-yield Total and National Freedom rate plans, both retail revenue per customer per month and average revenue per customer per month increased slightly in the first quarter of 2004 compared to the same period of 2003.  The increase in average revenue per customer per month attributable to the increases in minutes of use and sales of Total and National Freedom rate plans was partially offset by the decrease in wholesale revenues.  Growth in service revenues and average revenue per customer per month during 2004 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling data and additional enhanced services.

The increase in product sales in 2004 was primarily driven by growth in gross customer additions, higher retail prices for wireless handsets that include advanced digital features, such as picture messaging, and increased retention efforts by the Company focused on migrating existing wireless customers to new digital technologies.

Cost of services increased $39.3 million, or 12 percent, for the three month period ended March 31, 2004 compared to the same period of 2003.  Cost of services for the first quarter of 2004 reflected an increase in network-related costs of $26.2 million compared to the same period of 2003, primarily due to increased network traffic resulting from customer growth, increased minutes of use and expansion of network facilities.  Cost of services for the first quarter of 2004 also reflected increases in regulatory fees of $13.1 million and customer service expenses of $9.1 million when compared to the same period of 2003.  The increase in regulatory fees in the 2004 period principally related to fees associated with the USF, reflecting changes in FCC regulations effective April 1, 2003.  Customer service expenses increased in the 2004 period primarily due to the additional costs associated with ALLTEL’s initiatives designed to improve customer satisfaction and reduce post-pay churn.  Partially offsetting the increases in cost of services attributable to higher network-related costs, increased regulatory fees and customer services expenses was a decrease in bad debt expense.  Compared to the same period of 2003, bad debt expense decreased $10.3 million in the first quarter of 2004 primarily due to ALLTEL’s continuing efforts to reduce losses sustained from bad debts by managing its customer credit policies, improving collection practices, utilizing new technologies and proactively managing the efforts of the Company’s collection agencies.

Cost of products sold increased $22.1 million, or 18 percent, for the three month period ended March 31, 2004 compared to the same period of 2003.  The increase in cost of products sold in the 2004 period was consistent with the corresponding increase in product sales discussed above and primarily reflected the effects of significant growth in gross customer activations, the selling of higher-priced digital phones and the Company’s continuing efforts to migrate customers to newer digital technologies as part of ALLTEL’s customer retention efforts.

Selling, general, administrative and other expenses increased $24.0 million, or 9 percent, for the three month period ended March 31, 2004 compared to the same period of 2003.  The increase in selling, general, administrative and other expenses in the first quarter of 2004 primarily reflected increased commission costs of $22.5 million compared to the same period of 2003.  Commissions expense increased in the 2004 period due to the significant growth in gross customer additions and increased sales of ALLTEL’s Total and National Freedom rate plans.  Commission rates paid to the Company’s internal sales force and outside agents are higher on the sales of ALLTEL’s more profitable Total and National Freedom rate plans than comparable rates paid on other lower-margin rate plans offered by the Company.

Depreciation and amortization expense increased $16.4 million, or 10 percent, for the three month period ended March 31, 2004 compared to the same period of 2003.  Depreciation and amortization expense increased primarily due to growth in wireless plant in service.

Primarily due to the effects of increased customer acquisition costs attributable to the accelerated growth in gross customer additions and additional costs associated with the Company’s customer retention efforts, wireless segment income decreased $25.1 million, or 11 percent, for the three month period ended March 31, 2004 compared to the same period of 2003.  Although the additional expenses associated with the additional customer growth adversely affected segment income for the first quarter of 2004, the Company believes the increased market share will provide ALLTEL with the opportunity to enhance future revenue and earnings growth in its wireless business.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  The increase in per unit customer acquisition costs in the first quarter of 2004 compared to the same period of 2003 primarily reflected the increase in commissions expense discussed above and the increase in net equipment cost resulting from selling higher-priced digital phones.  For the three months ended March 31, 2004 and 2003, approximately 67 percent and 66 percent, respectively, of the gross customer additions came through ALLTEL’s internal distribution channels.  ALLTEL’s internal sales distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers.  Although ALLTEL intends to manage the costs of acquiring new customers throughout the remainder of 2004 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

A summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2004:

(Millions)
Severance and employee benefit costs	$8.8
Relocation costs	3.2
Lease and contract termination costs	0.5
Write-down in the carrying value of certain facilities	0.7
Other exit costs	0.4
Total restructuring and other charges	$13.6

Regulatory Matters-Wireless Operations

ALLTEL is subject to regulation by the FCC as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by interexchange carriers and local exchange telephone companies.  Wireless carriers are also entitled to compensation from other local telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers, although an FCC decision issued on referral from the U.S. District Court for the Western District of Missouri noted that wireless operators are not precluded from billing and collecting these access charges that the interexchange carrier has a contractual or other legal obligation to pay.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  The FCC is expected to issue a further notice of proposed rulemaking on this matter in the second quarter of 2004.  In addition, individual wireless carriers have filed a number of petitions with the FCC seeking determinations as to the type and amount of compensation due to and from local exchange carriers and/or interexchange carriers for the termination of traffic.  Furthermore, various wireline companies have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers as well as its wireless customers.  At this time, the Company cannot estimate whether any such changes will occur or, if they do, what the effect of the changes would be on its wireless revenues and expenses.

Under rules established by the FCC, Cellular Radiotelephone Service (“CRS”) and Personal Communications Services (“PCS”) providers were required, as of November 24, 2002, to participate in a nationwide number conservation program known as thousand block number pooling in accordance with roll-out schedules established by the FCC.  These providers were required to modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.  Number pooling is an FCC-mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and take assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.  In a decision released June 18, 2003, the FCC affirmed that all carriers must participate in the nationwide pooling roll-out.  The FCC exempted small and rural Commercial Mobile Radio Services (“CMRS”) and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier.

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

On November 10, 2003, the FCC released a decision addressing the CTIA petitions and providing guidance on wireline to wireless porting, which is referred to as “intermodal porting”.  The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned.  Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting.  The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers; however, the FCC left issues governing the payment of call routing costs to another pending proceeding.  The United States Telecommunications Association (“USTA”), along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “U.S. District Court”).  The appeal remains pending, but has been accorded expedited treatment by the Court.  The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and will take effect on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  On January 16, 2004, the FCC granted a limited waiver to wireline companies with fewer than two percent of the nation’s access lines operating in the top 100 MSAs, which extended the deadline by which these companies must implement intermodal porting to May 24, 2004.  At this time, ALLTEL cannot fully quantify the effects on its communications operations of implementing WLNP or the potential outcome of any court appeal.  Although implementation of WLNP has not had a significant impact on the Company’s operating results to date, the balance of the Company’s wireless and wireline customers will have intermodal porting available to them on May 24, 2004.  Accordingly, ALLTEL believes that the effects of these requirements, once fully implemented, could result in an increase in both its operating costs and customer churn rates in 2004.

In addition, wireless service carriers must also provide enhanced 911 emergency service (“E-911”) in a two-phased approach.  In phase one, carriers must, within six months of receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  A phase one enabled PSAP is generally one that is capable of receiving and utilizing the number and location data transmitted by the carrier.  ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs.  Due to the status of the PSAPs, as well as other technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.  In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine, for originated calls, the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls.  The phase two requirements were set to begin by October 1, 2001, but, due to technology unavailability and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier.  On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology to begin on March 1, 2003.  ALI capability will permit immediate identification of the caller’s location by PSAPs.  Under the FCC order, the Company, which has chosen to employ handset-based ALI technology, (1) began selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensured that as of May 31, 2003 at least 25 percent of all new handsets activated were ALI-capable; (3) ensured that as of November 30, 2003 at least 50 percent of all new handsets activated were ALI-capable; (4) will ensure that 100 percent of its digital handsets activated are ALI-capable by May 31, 2004; and (5) will ensure that penetration of ALI-capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI-capable handsets in June 2002 and has complied with the handset deployment thresholds under the FCC’s order.  ALLTEL fully expects to comply with the remaining requirements.  Although at this time, the Company cannot fully quantify the effects on its communications operations of implementing ALI technology, ALLTEL believes these requirements, when fully implemented, could result in a significant increase in its operating costs.

The Company filed petitions with the FCC and various state commissions during 2003 seeking certification as an Eligible Telecommunications Carrier (“ETC”).  Certification as an ETC will qualify the Company to receive support from the federal USF.  The Company has applications pending at the FCC for its properties in Alabama, Virginia, Georgia, North Carolina and Florida.  ALLTEL has obtained approval of its petitions from state commissions for its properties in Michigan, Mississippi, Arkansas, Wisconsin and West Virginia and is now certified as an ETC in each of those states.  The Company qualified to begin receiving USF support associated with these approved petitions in the first quarter of 2004.  The Company has also filed petitions requesting ETC certification at the state commissions in Arizona,  Kansas and Louisiana and is awaiting commission action on those petitions.  The Company has withdrawn the application for ETC certification that it previously filed with the state commission in New Mexico.  ALLTEL expects to receive approximately $10.0 million of ETC subsidies in the first half of 2004 and approximately $25.0 to $30.0 million of subsidies for the full year of 2004 related to the approved ETC petitions.

On January 22, 2004, the FCC approved the petition of Virginia Cellular, LLC (“Virginia Cellular”) for certification as an ETC in Virginia and on April 12, 2004, the FCC granted the petition of Highland Cellular, Inc. (“Highland Cellular”), for certification as an ETC in Virginia.  In its orders granting these approvals, the FCC required that Virginia Cellular and Highland Cellular meet certain additional conditions in exchange for its designation as an ETC.  The FCC stated that it intended to impose similar requirements in future proceedings to grant ETC designations.  ALLTEL supplemented its ETC applications pending before the FCC on March 1, 2004 to meet the new conditions set forth in the Virginia Cellular decision.  On April 12, 2004, the FCC released a public notice inviting parties with pending ETC petitions to supplement those petitions in light of the Virginia Cellular and Highland Cellular decisions and established deadlines for public comments on the pending petitions.  On April 12, 2004, the FCC also released a public notice seeking comment on ETC petitions that already had been supplemented in light of the Virginia Cellular and Highland Cellular decisions.  As a result of these FCC actions, ALLTEL’s petitions before the FCC will be subject to additional public comment.  Further, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.  At this time, ALLTEL cannot estimate what effect the Virginia Cellular and Highland Cellular orders and potential FCC changes to the USF program may have on ALLTEL’s ability to receive support from the USF related to its wireless business.

In July 2003, the FCC unanimously adopted an order modifying the wireless phone exemption to the Hearing Aid Compatibility Act (the “HAC Act”) and adopted requirements governing the compatibility of hearing aids and wireless phones.  The decision requires that interference to hearing aids from digital wireless phones be reduced, and that carriers make available wireless phone models engineered to reduce radio frequency interference to hearing aids.  The FCC’s decision on the HAC Act is currently under reconsideration.  In October 2003, the FCC issued its long awaited order in the proceeding governing the sale or leasing of spectrum in the secondary market.  The decision revises standards for transfer of control and provides new options for the lease of spectrum to providers of new wireless technologies.  At this time, ALLTEL has not fully evaluated the effects, if any, that these orders may have on ALLTEL’s existing wireless operations.

The Communications Assistance for Law Enforcement Act (“CALEA”) requires wireless and wireline carriers to ensure that their networks have the capability and capacity to accommodate law enforcement agencies’ lawful intercept requests. The FCC has imposed various obligations and compliance deadlines, with which ALLTEL has either complied or, in accordance with CALEA, filed a request for an extension of time.  On March 10, 2004, the U.S. Department of Justice, jointly with other federal agencies, petitioned the FCC to adopt new rules under CALEA pertaining to wireless and wireline carriers’ packet mode communications services, including Internet protocol (“IP”) based services.  The FCC has requested public comment on the petition, and has indicated that it will subsequently initiate a rulemaking proceeding to consider the issues raised therein.  Rules adopted as a result of this proceeding could impose new costs and obligations on ALLTEL and other carriers, including seeking Federal Bureau of Investigation and FCC concurrence before deploying new technology or features in its network.

Communications-Wireline Operations

	Three Months Ended March 31,
(Dollars in millions, except per customer amounts, access lines in thousands)	2004	2003
Revenues and sales:
Local service	$280.0	$285.9
Network access and long-distance	260.7	262.2
Miscellaneous	58.8	60.8
Total revenues and sales	599.5	608.9
Costs and expenses:
Cost of services	172.9	182.1
Cost of products sold	5.2	7.9
Selling, general, administrative and other	60.9	66.2
Depreciation and amortization	132.3	129.9
Total costs and expenses	371.3	386.1
Segment income	$228.2	$222.8
Access lines in service (excludes DSL lines)	3,089.7	3,159.9
Average access lines in service	3,092.3	3,162.3
Average revenue per customer per month (a)	$64.62	$64.18

Notes:

(a)          Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of the Company’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations.  Wireline revenues and sales decreased $9.4 million, or 2 percent, for the three months ended March 31, 2004 compared to the same period of 2003.  Customer access lines decreased approximately 2 percent during the twelve months ended March 31, 2004, reflecting declines in both primary and secondary access lines.  During the first quarter of 2004, the Company lost approximately 6,000 access lines, a significantly slower rate of decline than the Company experienced in the fourth quarter of 2003.  The decline in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects access line growth in 2004 to continue to be impacted by the effects of wireless and broadband substitution.

To slow the decline of revenue in 2004, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services.  Deployment of DSL service is an important strategic initiative for ALLTEL.  During the twelve month period ended March 31, 2004, the number of DSL subscribers nearly doubled to approximately 174,000 customers, or 9 percent of the Company’s addressable access lines.  The growth in the Company’s DSL customers significantly outpaced the rate of decline in customer access lines discussed above.

Local service revenues decreased $5.9 million, or 2 percent, for the three months ended March 31, 2004 compared to the same period of 2003.  Local service revenues in the first quarter of 2004 reflected reductions in basic service access line revenues of $7.6 million compared to the same period of 2003, consistent with the overall decline in primary and secondary access lines discussed above.  The decline in local service revenues attributable to access line loss was partially offset by growth in revenues derived from the sales of enhanced products and services and equipment protection plans, which increased $2.4 million in the first quarter of 2004 compared to the same period of 2003, reflecting continued demand for these products and services.

Network access and long-distance revenues decreased $1.5 million, or 1 percent, in the three months ended March 31, 2004 compared to the same period of 2003.  Network access and long-distance revenues in the 2004 period reflected reductions in intrastate network access usage and toll revenues of $4.5 million compared to the same period of 2003, consistent with the overall decline in access lines discussed above.  The decline in network access and long-distance revenues attributable to access line loss was partially offset by growth in revenues from data services of $3.9 million, reflecting increased demand for high-speed data transport services.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and Internet services.  Miscellaneous revenues decreased $2.0 million, or 3 percent, in the three months ended March 31, 2004 compared to the same period of 2003.  Miscellaneous revenues in the first quarter of 2004 period reflected declines in directory advertising revenues of $1.7 million and customer premise equipment sales and rentals of $3.4 million compared to the same period of 2003.  The decrease in directory advertising revenues primarily resulted from a change in the number and mix of directories published, while the decrease in customer premise equipment sales and rentals reflected lower customer demand for purchasing or leasing landline-based communications equipment.  The decreases in miscellaneous revenues attributable to directory advertising services and customer premise equipment sales and rentals were partially offset by growth in Internet services, which increased $3.4 million in 2004 compared to the same period of 2003, primarily due to the strong growth in DSL customers discussed above.

Primarily due to the DSL customer growth and increased sales of enhanced products and services, average revenue per customer per month increased one percent in the first quarter of 2004 compared to the same period in 2003.  Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of DSL and enhanced services to new and existing customers.

Cost of services decreased $9.2 million, or 5 percent, in the three months ended March 31, 2004 compared to the same period of 2003, primarily due to reductions in maintenance and interconnection expenses.  Cost of services for the first quarter of 2003 included $6.0 million of additional maintenance costs incurred to repair damage caused by severe winter storms in Kentucky.  Compared to the same period of 2003, interconnection expenses declined by $3.6 million in the first quarter of 2004, consistent with the decrease in toll revenues and the overall decline in access lines discussed above.

Cost of products sold decreased $2.7 million, or 34 percent, in the three months ended March 31, 2004 compared to the same period of 2003, consistent with the decline in sales and leasing of customer premise equipment discussed above.  Selling, general, administrative and other expenses decreased $5.3 million, or 8 percent, in the first quarter of 2004 compared to the same period of 2003.  The decrease in selling, general, administrative and other expenses in the 2004 period primarily resulted from reductions in data processing charges and salaries and employee benefit costs.  Compared to the same period of 2003, data processing charges and salaries and employee benefit costs decreased $2.7 million and $3.0 million, respectively, in the first quarter of 2004, primarily due to cost savings resulting from the Company’s continued efforts to control operating expenses.  Depreciation and amortization expense increased $2.4 million, or 2 percent, in the three months ended March 31, 2004 compared to the same period of 2003, primarily due to growth in wireline plant in service.

Although revenues and sales decreased in the three months ended March 31, 2004 compared to the same period of 2003, segment income increased $5.4 million, or 2 percent, in the first quarter of 2004 primarily due to the Company’s cost savings and expense control efforts discussed above.

A summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2004:

(Millions)
Severance and employee benefit costs	$11.2
Relocation costs	1.4
Lease and contract termination costs	(1.9)
Other exit costs	0.7
Total restructuring and other charges	$11.4

Regulatory Matters – Wireline Operations

Except for the Kentucky properties acquired in 2002 and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  On a quarterly basis, the Company reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  Some of the Company’s ILEC operations have begun to experience competition in their local service areas. Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through March 31, 2004, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future.  If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations.  The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $161.0 million at March 31, 2004.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.  Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  ALLTEL does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which the Company’s ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions.  ALLTEL has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  The Company continues to evaluate alternative regulation options in other states where its ILEC subsidiaries operate.  The acquired Nebraska and Kentucky properties operate under interstate price cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of the “all-or-nothing” rule with respect to the Nebraska properties and granted a waiver of the “all-or-nothing” rule with respect to the acquired Kentucky properties.  The waivers permit price cap regulation for these two properties while retaining rate-of-return regulation for ALLTEL’s other ILEC properties.  On February 28, 2004, the FCC released an order modifying the “all-or-nothing” rule allowing a rate-of-return carrier acquiring lines from a price-cap carrier to choose between price-cap or rate-of-return regulation for the acquired lines.  In the order, the FCC stated that all outstanding waivers of the “all-or-nothing” rule would continue in effect until the FCC issued a final order on the issue.  The “all-or-nothing” rule was originally intended to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.

A number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls.  This service, commonly know as voice-over-Internet-protocol (“VoIP”) telephony, is challenging existing regulatory definitions.  Several state public utility commissions have initiated proceedings to analyze VoIP and its regulatory classification.  On March 10, 2004, the FCC released a Notice of Proposed Rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services.  The proposed rulemaking asks commentors to address the differences between IP-enabled services and traditional telephony services, and distinguish between the different types of IP-enabled services provided.  The FCC indicated that the cost of the public switched telephone network should be borne equitably among those that use it in similar ways and asks which regulatory requirements, for example, those relating to E-911, disability accessibility, access charges, and universal service, should be extended to IP-enabled services.

On February 12, 2004, the FCC granted a Petition for Declaratory Ruling by Pulver.com in which it determined that Pulver.com’s IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a telecommunications service, but rather was an information service subject to federal jurisdiction.  On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges.  The FCC ruled that AT&T’s IP telephony service that originates and terminates on the public switched telephone network is a telecommunications service subject to interstate access charges.  While the FCC will address the classification of IP-enabled services in greater detail in its IP-enable service notice of proposed rulemaking, ALLTEL continues to evaluate the possible long-term implications of these determinations on its operations.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  A number of state proceedings have been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates with wireless carriers or CLECs.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  Several industry associations are working on proposals for unified intercarrier compensation reform, but the specific details of these plans have not been publicly released.  The FCC is expected to issue a further notice of proposed rulemaking on the subject.  Until this proceeding concludes, ALLTEL cannot estimate the potential impact of any changes on its ILEC revenues and expenses.

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

On November 8, 2002, the FCC requested that the Federal/State Joint Board on Universal Service (the “Joint Board”) review certain of the FCC’s rules relating to the high-cost universal support mechanism and the process by which carriers are designated ETCs.  On February 27, 2004, the Joint Board issued its recommended decision regarding a number of issues related to portable USF support for ETCs.  Among its recommendations, the Joint Board suggested that the FCC should adopt optional federal guidelines to assist with state ETC designations and that support should be provided only for a single primary connection per customer.  The FCC is expected to seek comment on the Joint Board’s recommendations in the second quarter of 2004.  At this time, ALLTEL cannot estimate what impact, if any, this proceeding may have on its universal service funding.

On July 10, 2002, the Joint Board recommended that the FCC not modify the existing list of services supported by universal service.  On July 10, 2003, the FCC adopted the Joint Board’s recommendation to retain the existing list of services supported by universal service which did not include equal access offerings.  In its February 27, 2004 decision, the Joint Board again declined to include equal access in the definition of universal service.

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC’s policies on unbundled network elements (“UNEs”) including UNE-P.  UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate.  On August 21, 2003, the FCC released the text of its Triennial Review Order.  In response to the remand of the U.S. District Court, the FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching.  The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers”.  The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets, respectively.  The FCC found that CLECs were not impaired without access to local circuit switching when serving “enterprise market” customers on a national level.  CLECs, however, were found to be impaired on a national level without access to local switching when serving “mass market” customers.  State commissions had 90 days to ask the FCC to waive the finding of no switching impairment for “enterprise market” customers.  The FCC presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching is subject to a more granular nine month review by state commissions pursuant to FCC-established triggers and other economic and operational criteria.

The FCC’s decision gave the ILECs significant relief from broadband UNE obligations by imposing no requirement to unbundle packet switching over copper/fiber loops or fiber-to-the-home loops.  In addition, line sharing was eliminated as a UNE.  The FCC also opened a further notice of proposed rulemaking to consider the “pick and choose” rules under which a competing carrier may select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.  Comments have been filed with the FCC on the “pick and choose” further notice, but the FCC has yet to issue a decision.

On March 2, 2004, the U.S. District Court overturned key portions of the FCC’s Triennial Review Order.  The Court’s decision vacated within 60 days the nationwide impairment standard, as well as the FCC’s delegation of authority to the states, while generally upholding ILEC broadband relief.  On March 31, 2004, the FCC commissioners sent a letter to carriers urging them to begin a period of commercial negotiation regarding unbundling network elements.  To provide for additional time for these negotiations, the FCC requested and was granted a 45-day extension to June 15, 2004 of the May 3, 2004 effective date of the Court’s decision to vacate the UNE rules.  In addition, the FCC sought an extension of the deadline for filing a petition for certiorari at the Supreme Court.  ALLTEL continues to monitor commission proceedings in states that have not terminated their impairment proceedings.  It remains to be seen whether the FCC’s request for commercial negotiation will succeed where past negotiations have failed.  Until these scenarios unfold and the proceeding has worked its way through the courts, the ultimate impact of the Triennial Review Order on ALLTEL’s ILEC operations cannot be determined.

On September 15, 2003, the FCC launched its first comprehensive review of the rules that establish wholesale pricing of UNEs.  The Notice of Proposed Rulemaking sought comment on a variety of UNE and resale pricing-related issues and on a proposal to make total element long-run incremental cost methodology (“TELRIC”) rules more closely account for the “real-world” attributes of the incumbent carrier’s network. If this proposal were adopted, the result would likely be higher UNE prices.

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities.  In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an “information service” rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.  The FCC sought comments on their tentative conclusion, but has not reached a final order.  In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service.  The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order.  On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) rejected the FCC’s classification of cable modem service as solely an unregulated “information service”, finding a portion of the service to be a “telecommunications service”.  The FCC requested a rehearing before the full Ninth Circuit Court.  On March 31, 2004, the Ninth Circuit Court rejected the FCC’s request for rehearing.  The Ninth Circuit Court ruling was scheduled to become effective April 8, 2004, but the Ninth Circuit Court granted the FCC its petition to stay the ruling while the FCC and cable industry prepares a formal appeal to the U.S. Supreme Court.  It remains uncertain whether cable modem service will ultimately fall under common carrier regulation of the 96 Act and whether cable companies will be required to provide nondiscriminatory access to their networks.  At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

Section 251(b) of the Communications Act of 1934 (the “34 Act”), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier.  Wireless carriers are generally defined as “telecommunications carriers” under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”.  As previously discussed under “Regulatory Matters-Wireless Operations”, on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues.  The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and will take effect on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  As noted earlier, on January 16, 2004, the FCC granted a limited waiver to wireline companies with fewer than two percent of the nation’s access lines operating in the top 100 MSAs, which extended the deadline by which these companies must implement intermodal porting to May 24, 2004.  The USTA, along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. District Court, and the appeal is pending before the Court.  The majority of the Company’s wireline operations are conducted in markets below the top 100 MSAs that will be subject to the later May 24, 2004 implementation date for intermodal porting.  At this time, the Company cannot fully quantify the effects on its wireline operations of implementing intermodal porting or the potential outcome of any court appeal; however, it is likely that these requirements, when implemented, will adversely affect the Company’s wireline operating costs and customer growth rates.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services Operations

	Three Months Ended March 31,
(Millions, except customers in thousands)	2004	2003
Revenues and sales:
Product distribution	$99.1	$93.1
Long-distance and network management services	79.0	81.0
Directory publishing	26.2	24.4
Telecommunications information services	14.7	26.6
Total revenues and sales	219.0	225.1
Costs and expenses:
Cost of services	66.0	73.8
Cost of products sold	114.8	107.7
Selling, general, administrative and other	13.2	16.6
Depreciation and amortization	8.5	9.3
Total costs and expenses	202.5	207.4
Segment income	$16.5	$17.7
Long-distance customers	1,707.7	1,605.0

Communications support services revenues and sales decreased $6.1 million, or 3 percent, for the three months ended March 31, 2004 compared to the same period of 2003.  As noted in the table above, the decrease in revenues and sales in the first quarter of 2004 reflected declines in revenues from telecommunications information services and long-distance and network management services, partially offset by growth in sales of telecommunications and data products and directory publishing revenues.  Sales of telecommunications and data products increased $6.0 million in the three month period of 2004 compared to the same period of 2003 driven by increased sales to non-affiliates of $8.9 million, primarily reflecting increased sales of wireless handsets to retailers and other distributors.  Conversely, sales to affiliates decreased $2.9 million in the first quarter of 2004 compared to the same period of 2003, primarily due to a reduction in capital expenditures by the Company’s wireline operations.  Although the number of long-distance customers served increased during the first quarter of 2004, revenues from these operations decreased $2.0 million as a result of a reduction in customer billing rates due to competition.  Telecommunications information services revenues decreased $11.9 million in the 2004 period primarily due to the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys.  The sold customer contracts represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003.  The $1.8 million increase in directory publishing revenues in the first quarter of 2004 primarily resulted from a change in accounting for directory contracts in which the Company has a secondary delivery obligation.  Effective January 1, 2003, ALLTEL began deferring a portion of its revenues and related costs to provide for secondary deliveries.  As a result, revenues and related costs associated with any directories for which secondary deliveries were required, but not yet made, were deferred during the first quarter of 2003, resulting in a reduction in directory publishing revenues in that period of $3.7 million.  Partially offsetting the favorable effect in the 2004 period attributable to the change in accounting was a decrease in yellow page revenues of $2.2 million.  The reduction in yellow page revenues resulted from a change in the number and mix of directories published during the first quarter of 2004 compared to the same period of 2003.

Segment income decreased $1.2 million, or 7 percent, for the three month period ended March 31, 2004 compared to the same period of 2003, primarily due to lower profit margins realized by the long-distance and directory publishing operations.  Profit margins for the long-distance operations were affected by the reduction in customer billing rates driven by competition and increased network-related costs due to growth in its customer base.  Profit margins for the directory publishing operations reflected increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for all directory contracts to be published in 2004.  Previously, these directory publishing services were contracted out to a third party.  The decreases in segment income attributable to the lower margins realized by the long-distance and directory publishing operations were partially offset by increased profits from the product distribution operations and reduced operating expenses related to the telecommunications information services operations. The increase in product distribution income in the 2004 period reflected the increase in sales to non-affiliates, while the reduction in operating expenses for the telecommunications information services operations reflected the effects of the sale of certain operations to Convergys, as previously discussed.

A summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2004:

(Millions)
Severance and employee benefit costs	$0.5
Relocation costs	0.1
Total restructuring and other charges	$0.6

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(Millions, except per share amounts)	2004	2003
Cash flows from (used in):
Operating activities	$551.5	$546.9
Investing activities	(201.8)	(348.6)
Financing activities	(370.3)	(287.4)
Discontinued operations	—	7.5
Effect of exchange rate changes	0.2	(0.1)
Change in cash and short-term investments	$(20.4)	$(81.7)
Total capital structure (a)	$12,785.0	$12,642.9
Percent of equity to total capital (b)	54.0%	48.8%
Book value per share (c)	$22.38	$19.83

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

Cash Flows-Operating Activities

Cash provided from operations continued to be ALLTEL’s primary source of liquidity.  Cash provided from operations for the three months ended March 31, 2004 increased slightly compared to the same period of 2003.  The increase in cash provided from operations resulted from favorable changes in working capital requirements, primarily reflecting timing differences in the purchase of inventories and the payment of income taxes.  The favorable changes in working capital requirements were partially offset by the overall decrease in the Company’s earnings from continuing operations that resulted primarily from the effects of the restructuring and other charges and increased wireless customer acquisition and retention costs, as previously discussed.

Cash Flows-Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures for the three months ended March 31, 2004 were $207.2 million compared to $227.7 million for the same period in 2003.  Capital expenditures in both years were incurred to construct additional network facilities, to deploy digital wireless technology in the Company’s existing and acquired wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL, and “walkie-talkie” communications services.  The Company funded substantially all of its capital expenditures through internally generated funds.

Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the three months ended March 31, 2004 were $8.0 million compared to $13.5 million for the same period in 2003.  The Company expects capital expenditures including capitalized software development costs to be approximately $1.2 to $1.3 billion for 2004, which will be funded primarily from internally generated funds.

There were no cash outlays for the purchase of property for the three months ended March 31, 2004 compared to $124.6 million for the same period of 2003.  During the first quarter of 2003, ALLTEL purchased wireless properties in Mississippi for $64.6 million in cash.  In addition, the Company also acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash.

Investing activities for the three month periods ended March 31, 2004 and 2003 also included proceeds from the return on investments of $20.3 million and $13.8 million, respectively.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.

Cash Flows-Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL.  Common and preferred dividend payments were $115.5 million and $109.1 million for the three months ended March 31, 2004 and 2003, respectively.  The increase in dividend payments in 2004 primarily reflected growth in the annual dividend rate on ALLTEL’s common stock.  In October 2003, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.35 to $.37 per share, raising the annual dividend rate to $1.48 per share.  The Company expects to continue the payment of cash dividends during the balance of 2004.

ALLTEL’s maximum borrowing capacity under its commercial paper program is $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  ALLTEL has a $1.0 billion line of credit under a revolving credit agreement.  During 2003, the Company amended this revolving credit agreement such that the expiration date of the entire $1.0 billion line of credit is now October 1, 2005.  On July 30, 2003, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that will expire on July 28, 2004, and allows the Company to convert any outstanding borrowings under this agreement into term loans maturing in 2005.  No borrowings were outstanding under the revolving credit agreements as of March 31, 2004, December 31, 2003 or March 31, 2003.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  No commercial paper borrowings were outstanding at March 31, 2004 or December 31, 2003, compared to $310.0 million and $25.0 million outstanding at March 31, 2003 and December 31, 2002, respectively.  During the first quarter of 2004, no borrowings were incurred by the Company under either its commercial paper program or revolving credit agreements.  The net increase of $285.0 million in commercial paper borrowings outstanding from December 31, 2002 represented all of the long-term debt issued in the first quarter of 2003.  During the first quarter of 2003, the Company incurred additional commercial paper borrowings of $574.6 million, consisting of $124.6 million to fund the cost of the wireless property acquisitions in Mississippi and Michigan, and $450.0 million to retire a 7.125 percent senior unsecured note that was due March 1, 2003.  During the second quarter of 2003, the Company repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds ALLTEL received in connection with the April 1, 2003 sale of the financial services division to Fidelity National.

Retirements of long-term debt were $1.5 million and $456.2 million for the three months ended March 31, 2004 and 2003, respectively.  The repayment of the $450.0 million unsecured note due March 1, 2003 represented substantially all of the long-term debt retired during the first quarter of 2003.

On January 22, 2004, ALLTEL’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two year period ended December 31, 2005.  Under the repurchase plan, ALLTEL may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors.  Sources of funding the stock buyback program include available cash on hand, operating cash flows, borrowings under ALLTEL’s commercial paper program and proceeds from monetizing the Company’s investment portfolio.  Through March 31, 2004, ALLTEL had repurchased, using available cash on hand, 4.8 million of its common shares at a total cost of $243.0 million.

Cash flows from financing activities also included distributions to minority investors, which amounted to $16.2 million and $10.0 million for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

ALLTEL believes it has sufficient cash and short-term investments on hand ($637.4 million at March 31, 2004) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends, and financing the stock repurchase program.  Additional sources of funding available to ALLTEL include (1) $1.5 billion of borrowings available to the Company under its commercial paper program and revolving credit agreements, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at March 31, 2004 and (3) additional debt securities issued in the private placement market.

ALLTEL’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings were unchanged from December 31, 2003 and were as follows:

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

The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of March 31, 2004, the Company’s total debt to capitalization ratio was 45.7 percent.  In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company.  Retained earnings unrestricted as to the payment of dividends by the Company amounted to $5,627.8 million at March 31, 2004.  There are no restrictions on the payment of dividends among members of ALLTEL’s consolidated group.

At March 31, 2004, current maturities of long-term debt were $277.3 million and included a $250.0 million, 7.25 percent senior unsecured note due April 1, 2004.  The Company repaid this note at maturity using available cash on hand.

On April 1, 2003, in connection with the sale of the Company’s financial services division previously discussed, ALLTEL received shares of Fidelity National common stock.  As of March 31, 2004, ALLTEL owned approximately 11.2 million shares of Fidelity National common stock, representing an approximate seven percent interest in Fidelity National.  Subject to certain conditions specified in the sale agreement, the shares could not be disposed of by ALLTEL, for a period of one year from the closing date of the transaction.  The contractual holding period related to these shares expired on April 1, 2004.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At March 31, 2004, the Company was in compliance with all of its debt covenants.  There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any material arrangement requiring ALLTEL to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Recently Issued Accounting Pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law.  Beginning in 2006, the Act will provide for a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000.  On January 12, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-1”).  ALLTEL has not fully quantified the effects of the Act, although it is likely to result in a reduction in both the Company’s future benefit costs and accumulated benefit obligation related to its postretirement healthcare plan.  In accordance with the provisions of FSP No. 106-1, ALLTEL has not reflected the effects of the Act in the accompanying unaudited interim consolidated financial statements.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In its Annual Report on Form 10-K for the year ended December 31, 2003, ALLTEL identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing the Company’s consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense and determining the fair values of goodwill and other indefinite-lived intangible assets.  There have been no material changes to ALLTEL’s critical accounting policies during the three month period ended March 31, 2004.

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

Other Information

On February 23, 2004, as authorized by the Audit Committee of the Board of Directors of ALLTEL, the Company (1) engaged Moore Stephens Frost, PLC to serve as independent auditors for ALLTEL’s employee benefit plans, including the ALLTEL Corporation 401(k) Plan, for the year ended December 31, 2003, and (2) dismissed ALLTEL’s existing independent auditors for its employee benefit plans, PricewaterhouseCoopers LLP.  For the year ended December 31, 2002 through February 23, 2004, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope related to ALLTEL’s employee benefit plans, nor did the Company consult with Moore Stephens Frost, PLC on any matters related to its employee benefit plans, including the type of audit opinion that might be rendered.

ALLTEL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at March 31, 2004 are similar to the market risks discussed in ALLTEL’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates.  The Company has estimated its market risk using sensitivity analysis.  For marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices.  For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Equity Price Risk

Changes in equity prices primarily affect the fair value of ALLTEL’s investments in marketable equity securities.  Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available.  At March 31, 2004, investments of the Company were recorded at fair value of $765.8 million, compared to $722.7 million at December 31, 2003.  The increase in fair value primarily reflected the increased market value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division, as previously discussed.  Marketable equity securities amounted to $444.9 million at March 31, 2004 and included unrealized holding gains of $110.3 million.  Comparatively, investments in marketable equity securities were $395.8 million at December 31, 2003 and included unrealized holding gains of $73.6 million.  At March 31, 2003, investments in marketable equity securities amounted to only $0.2 million.  A hypothetical 10 percent decrease in quoted market prices would result in a $44.5 million decrease in the fair value of the Company’s marketable equity securities at March 31, 2004.

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

As of March 31, 2004, the Company had entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.1 percent at March 31, 2004.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $10.0 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $10.0 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three months ended March 31, 2004 and 2003.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ALLTEL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)                            On January 23, 2004, the Company announced a $750.0 million stock repurchase plan which expires on December 31, 2005.  Information pertaining to this plan is included in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
January 1-31, 2004	625,000	$49.58	625,000	$719.0 million
February 1-29, 2004	800,600	$49.89	800,600	$679.1 million
March 1-31, 2004	3,400,000	$50.62	3,400,000	$507.0 million
Total	4,825,600	$50.36	4,825,600

Item 6.           Exhibits and Reports on Form 8-K

(a)                            See the exhibits specified on the Index of Exhibits located at Page 38.

(b)                           Reports on Form 8-K:

Current Report on Form 8-K dated January 23, 2004, reporting under Item 12, Results of Operations and Financial Condition, the Company’s Press Release announcing ALLTEL’s 2003 fourth quarter and annual unaudited consolidated results of operations.

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
May 7, 2004

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

(a) Filed herewith.