Form 10-Q
period 2004-06-30
ALLTEL CORP
filed 2004-08-06
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

YES  ☒      NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES  ☒      NO  ☐

Number of common shares outstanding as of July 31, 2004:  308,248,743

The Exhibit Index is located on page 42.

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the Company’s wireless roaming agreements; the potential for adverse changes in the ratings given to ALLTEL’s debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL’s strategic investments; the effects of work stoppages; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts) Assets	June 30, 2004	December 31, 2003
Current Assets:
Cash and short-term investments	$687.4	$657.8
Accounts receivable (less allowance for doubtful accounts of $49.9 and $46.3, respectively)	862.6	890.0
Inventories	96.3	122.1
Prepaid expenses and other	74.1	59.2
Total current assets	1,720.4	1,729.1
Investments	741.1	722.7
Goodwill	4,854.2	4,854.2
Other intangibles	1,306.8	1,337.0
Property, Plant and Equipment:
Land	265.8	259.2
Buildings and improvements	1,085.5	1,053.0
Wireline	6,636.2	6,514.7
Wireless	5,471.1	5,255.8
Information processing	1,014.5	946.7
Other	491.1	482.3
Under construction	370.9	398.2
Total property, plant and equipment	15,335.1	14,909.9
Less accumulated depreciation	7,851.9	7,289.1
Net property, plant and equipment	7,483.2	7,620.8
Other assets	356.3	397.3
Total Assets	$16,462.0	$16,661.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$27.2	$277.2
Accounts payable	404.5	479.8
Advance payments and customer deposits	210.8	205.3
Accrued taxes	181.3	114.6
Accrued dividends	114.2	116.2
Accrued interest	102.4	107.1
Other current liabilities	161.0	192.5
Total current liabilities	1,201.4	1,492.7
Long-term debt	5,549.2	5,581.2
Deferred income taxes	1,566.6	1,417.7
Other liabilities	1,113.8	1,147.3
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 13,049 and 13,928 shares issued and outstanding, respectively	0.3	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 308,198,557 and 312,643,922 shares issued and outstanding, respectively	308.2	312.6
Additional paid-in capital	520.3	750.1
Unrealized holding gain on investments	93.8	73.6
Foreign currency translation adjustment	0.5	0.6
Retained earnings	6,107.9	5,884.9
Total shareholders’ equity	7,031.0	7,022.2
Total Liabilities and Shareholders’ Equity	$16,462.0	$16,661.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2004	2003	2004	2003
Revenues and sales:
Service revenues	$1,825.9	$1,797.5	$3,591.5	$3,514.0
Product sales	216.2	212.7	411.8	402.0
Total revenues and sales	2,042.1	2,010.2	4,003.3	3,916.0
Costs and expenses:
Cost of services (excluding depreciation of $231.7, $225.3, $463.6 and $445.5, respectively, included below)	584.2	565.6	1,145.0	1,103.0
Cost of products sold	256.0	271.3	513.3	509.0
Selling, general, administrative and other	372.9	372.5	748.1	733.6
Depreciation and amortization	321.2	310.7	642.5	614.2
Restructuring and other charges	—	19.0	51.8	19.0
Total costs and expenses	1,534.3	1,539.1	3,100.7	2,978.8
Operating income	507.8	471.1	902.6	937.2

Equity earnings in unconsolidated partnerships	15.9	16.7	29.2	34.2
Minority interest in consolidated partnerships	(21.6)	(21.4)	(37.2)	(39.2)
Other income, net	2.9	3.7	7.5	4.1
Interest expense	(86.6)	(93.2)	(178.3)	(196.6)
Write-down of investments and other	—	(13.1)	—	(13.1)

Income from continuing operations before income taxes	418.4	363.8	723.8	726.6
Income taxes	155.8	139.6	271.4	274.8

Income from continuing operations	262.6	224.2	452.4	451.8
Discontinued operations (net of income taxes of $231.2 and $256.2, respectively)	—	323.9	—	361.0

Income before cumulative effect of accounting change	262.6	548.1	452.4	812.8
Cumulative effect of accounting change (net of income taxes of $10.3)	—	—	—	15.6

Net income	262.6	548.1	452.4	828.4
Preferred dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares	$262.5	$548.0	$452.3	$828.3
Earnings per share:
Basic:
Income from continuing operations	$.85	$.72	$1.46	$1.45
Income from discontinued operations	—	1.04	—	1.16
Cumulative effect of accounting change	—	—	—	.05
Net income	$.85	$1.76	$1.46	$2.66
Diluted:
Income from continuing operations	$.85	$.72	$1.46	$1.45
Income from discontinued operations	—	1.03	—	1.15
Cumulative effect of accounting change	—	—	—	.05
Net income	$.85	$1.75	$1.46	$2.65
Pro forma amounts assuming change in accounting principle was applied retroactively:
Net income	$262.6	$548.1	$452.4	$812.8
Basic earnings per share	$.85	$1.76	$1.46	$2.61
Diluted earnings per share	$.85	$1.75	$1.46	$2.60

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
(Millions)	2004	2003

Cash Provided from Operations:
Net income	$452.4	$828.4
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	—	(361.0)
Cumulative effect of accounting change	—	(15.6)
Depreciation and amortization	642.5	614.2
Provision for doubtful accounts	88.7	97.1
Non-cash portion of restructuring and other charges	25.6	13.3
Write-down of investments	—	6.0
Increase in deferred income taxes	145.9	114.5
Other, net	(0.2)	(2.2)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(65.6)	(47.0)
Inventories	25.8	3.3
Accounts payable	(75.3)	(37.9)
Other current liabilities	39.9	(9.1)
Other, net	(31.6)	6.1
Net cash provided from operations	1,248.1	1,210.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(480.5)	(531.4)
Additions to capitalized software development costs	(14.8)	(28.4)
Additions to investments	(2.5)	(10.6)
Purchases of property, net of cash acquired	—	(132.1)
Proceeds from the return on investments	36.9	17.6
Other, net	(4.2)	7.0
Net cash used in investing activities	(465.1)	(677.9)

Cash Flows from Financing Activities:
Dividends on preferred and common stock	(231.3)	(218.1)
Reductions in long-term debt	(252.9)	(740.5)
Repurchases of common stock	(243.0)	—
Distributions to minority investors	(32.7)	(28.3)
Redemptions of preferred stock	(0.1)	—
Common stock issued	6.7	23.0
Net cash used in financing activities	(753.3)	(963.9)

Net cash provided from discontinued operations	—	792.7

Effect of exchange rate changes on cash and short-term investments	(0.1)	0.8

Increase in cash and short-term investments	29.6	361.8

Cash and Short-term Investments:
Beginning of the period	657.8	134.6
End of period	$687.4	$496.4

Non-Cash Investing and Financing Activity:
Change in fair value of investments in equity securities	$23.7	$38.5
Change in fair value of interest rate swap agreements	$(33.4)	$30.9

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Unrealized Holding Gain On Investments	Foreign Currency Translation Adjustment	Retained Earnings	Total
Balance at December 31, 2003	$0.4	$312.6	$750.1	$73.6	$0.6	$5,884.9	$7,022.2
Net income	—	—	—	—	—	452.4	452.4
Other comprehensive income, net of tax: (See Note 6)
Unrealized holding gains on investments,
Net of reclassification adjustments	—	—	—	20.2	—	—	20.2
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	20.2	(0.1)	452.4	472.5
Employee plans, net	—	0.1	6.4	—	—	—	6.5
Restricted stock, net of unearned compensation	—	0.2	1.4	—	—	—	1.6
Tax benefit for non-qualified stock options	—	—	0.6	—	—	—	0.6
Conversion of preferred stock	(0.1)	0.1	—	—	—	—	—
Repurchases of stock	—	(4.8)	(238.2)	—	—	—	(243.0)
Dividends:
Common	—	—	—	—	—	(229.3)	(229.3)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2004	$0.3	$308.2	$520.3	$93.8	$0.5	$6,107.9	$7,031.0

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.                      General:

Basis of Presentation – The consolidated financial statements at June 30, 2004 and 2003 and for the three and six month periods then ended of ALLTEL Corporation (“ALLTEL” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.                      Accounting Changes:

Except for certain wireline subsidiaries as further discussed below, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position, or cash flows as of and for the three and six months ended June 30, 2004 or 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $164.2 million and $151.6 million at June 30, 2004 and 2003, respectively.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003 resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the six months ended June 30, 2003.

3.                      Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.  As of January 1, 2004, ALLTEL completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.  During the six months ended June 30, 2004, there were no changes in the carrying amounts of goodwill or other indefinite-lived intangible assets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3.                      Goodwill and Other Intangible Assets, Continued:

Goodwill by business segment was as follows:

(Millions)	June 30, 2004	December 31, 2003
Wireless	$3,604.3	$3,604.3
Wireline	1,247.6	1,247.6
Communications Support Services	2.3	2.3
	$4,854.2	$4,854.2

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	June 30, 2004	December 31, 2003
Cellular licenses	$761.6	$761.6
Personal Communications Services licenses	78.5	78.5
Franchise rights – wireline	265.0	265.0
	$1,105.1	$1,105.1

Intangible assets subject to amortization were as follows:

	June 30, 2004
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(189.0)	$193.4
Franchise rights	22.5	(14.2)	8.3
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(206.1)	$201.7

	December 31, 2003
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(159.6)	$222.8
Franchise rights	22.5	(13.4)	9.1
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(175.9)	$231.9

Amortization expense for intangible assets subject to amortization was $15.1 million and $30.2 million for the three and six month periods ended June 30, 2004, compared to $15.1 million and $30.0 million for the same periods of 2003.  Amortization expense for intangible assets subject to amortization is estimated to be $60.3 million in 2004, $59.6 million in 2005, $41.0 million in 2006, $24.3 million in 2007 and $18.1 million in 2008.

4.                      Restructuring and Other Charges:

A summary of the restructuring and other charges recorded during the six months ended June 30, 2004 was as follows:

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.                      Restructuring and Other Charges, Continued:

In January 2004, the Company announced its plans to reorganize its operations and support teams.  Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations.  In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs.  The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL.  As of June 30, 2004, the Company had paid $21.6 million in severance and employee-related expenses, and all of the employee reductions associated with the reorganization had been completed.  Certain of the planned employee relocations and employee reductions associated with the closure of the CLEC operations will be completed by the end of the third quarter of 2004.  ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs.  The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations.  During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial Inc. (“Fidelity National”), as further discussed in Note 11 to the unaudited interim consolidated financial statements.

A summary of the restructuring and other charges recorded during the six months ended June 30, 2003 was as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Corporate Operations	Total
Severance and employee benefit costs	$1.3	$7.0	$—	$(2.0)	$6.3
Lease and contract termination costs	—	—	(0.5)	—	(0.5)
Write-down of software development costs	7.6	1.8	3.8	—	13.2
Total restructuring and other charges	$8.9	$8.8	$3.3	$(2.0)	$19.0

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of June 30, 2004, the Company had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

The following is a summary of activity related to the liabilities associated with the Company’s restructuring and other charges for the six months ended June 30, 2004:

(Millions)
Balance as of December 31, 2003	$3.8
Restructuring and other charges	54.1
Reversal of accrued liabilities	(2.3)
Non-cash write-down of assets	(25.6)
Cash outlays	(26.3)
Balance as of June 30, 2004	$3.7

At June 30, 2004, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $1.5 million, relocation expenses of $1.8 million and lease and contract termination costs of $0.4 million and is included in other current liabilities in the accompanying consolidated balance sheets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

5.                      Write-down of Investments and Other:

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

6.                      Comprehensive Income:

Comprehensive income was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Net income	$262.6	$548.1	$452.4	$828.4
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising in the period	(25.4)	38.6	23.7	38.6
Income tax expense (benefit)	(8.9)	15.0	3.5	15.0
	(16.5)	23.6	20.2	23.6

Foreign currency translation adjustment for the period	(0.3)	0.9	(0.1)	0.8
Reclassification adjustments for losses included in net income for the period	—	6.7	—	6.7
	(0.3)	7.6	(0.1)	7.5

Other comprehensive income (loss) before tax	(25.7)	46.2	23.6	46.1
Income tax expense (benefit)	(8.9)	15.0	3.5	15.0
Other comprehensive income (loss)	(16.8)	31.2	20.1	31.1
Comprehensive income	$245.8	$579.3	$472.5	$859.5

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

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2004	2003	2004	2003
Basic earnings per share:
Income from continuing operations	$262.6	$224.2	$452.4	$451.8
Income from discontinued operations	—	323.9	—	361.0
Cumulative effect of accounting change	—	—	—	15.6
Less preferred dividends	(0.1)	(0.1)	(0.1)	(0.1)
Net income applicable to common shares	$262.5	$548.0	$452.3	$828.3

Weighted average common shares outstanding for the period	308.2	311.4	309.8	311.3

Basic earnings per share:
From continuing operations	$.85	$.72	$1.46	$1.45
From discontinued operations	—	1.04	—	1.16
Cumulative effect of accounting change	—	—	—	.05
Net income	$.85	$1.76	$1.46	$2.66

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.                      Earnings per Share, Continued:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2004	2003	2004	2003
Diluted earnings per share:
Net income applicable to common shares	$262.5	$548.0	$452.3	$828.3
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock	$262.6	$548.1	$452.4	$828.4

Weighted average common shares outstanding for the period	308.2	311.4	309.8	311.3
Increase in shares resulting from the assumed:
Exercise of stock options	0.6	0.7	0.6	0.8
Conversion of preferred stock	0.3	0.3	0.3	0.3
Weighted average common shares assuming conversion	309.1	312.4	310.7	312.4

Diluted earnings per share:
From continuing operations	$.85	$.72	$1.46	$1.45
From discontinued operations	—	1.03	—	1.15
Cumulative effect of accounting change	—	—	—	.05
Net income	$.85	$1.75	$1.46	$2.65

8.                      Business Segment Information:

ALLTEL manages its business operations based on differences in products and services.  The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the items discussed in Notes 2, 4 and 5, respectively.  These items are not allocated to the segments and are included in corporate operations.  Segment operating results were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Revenues and Sales from External Customers:
Wireless	$1,253.1	$1,195.4	$2,437.6	$2,303.2
Wireline	564.7	569.1	1,126.1	1,141.4
Communications support services	144.4	156.4	291.0	301.5
Total business segments	$1,962.2	$1,920.9	$3,854.7	$3,746.1

Intersegment Revenues and Sales:
Wireless	$—	$—	$—	$—
Wireline	44.9	37.1	83.0	73.7
Communications support services	84.8	86.4	157.2	166.4
Total business segments	$129.7	$123.5	$240.2	$240.1

Total Revenues and Sales:
Wireless	$1,253.1	$1,195.4	$2,437.6	$2,303.2
Wireline	609.6	606.2	1,209.1	1,215.1
Communications support services	229.2	242.8	448.2	467.9
Total business segments	2,091.9	2,044.4	4,094.9	3,986.2
Less intercompany eliminations	(49.8)	(34.2)	(91.6)	(70.2)
Total revenues and sales	$2,042.1	$2,010.2	$4,003.3	$3,916.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.                      Business Segment Information, Continued:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Segment Income:
Wireless	$261.6	$262.0	$472.5	$498.0
Wireline	234.4	216.8	462.6	439.6
Communications support services	20.8	20.8	37.3	38.5
Total segment income	516.8	499.6	972.4	976.1
Corporate expenses	(9.0)	(9.5)	(18.0)	(19.9)
Restructuring and other charges	—	(19.0)	(51.8)	(19.0)
Equity earnings in unconsolidated partnerships	15.9	16.7	29.2	34.2
Minority interest in consolidated partnerships	(21.6)	(21.4)	(37.2)	(39.2)
Other income, net	2.9	3.7	7.5	4.1
Interest expense	(86.6)	(93.2)	(178.3)	(196.6)
Write-down of investments and other	—	(13.1)	—	(13.1)
Income from continuing operations before income taxes	$418.4	$363.8	$723.8	$726.6

Segment assets were as follows:

(Millions)		June 30, 2004	December 31, 2003
Wireless		$9,646.9	$9,673.9
Wireline		5,090.0	5,212.9
Communications support services		463.9	518.6
Total business segments		15,200.8	15,405.4
Corporate headquarters assets not allocated to segments		1,290.8	1,319.3
Less elimination of intersegment receivables		(29.6)	(63.6)
Total consolidated assets		$16,462.0	$16,661.1

Supplemental information pertaining to the communications support services segment was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Revenues and Sales from External Customers:
Product distribution	$72.1	$67.1	$141.5	$127.5
Long-distance and network management services	46.5	50.2	95.0	99.1
Directory publishing	14.1	13.5	28.1	22.7
Telecommunications information services	11.7	25.6	26.4	52.2
Total	$144.4	$156.4	$291.0	$301.5

Intersegment Revenues and Sales:
Product distribution	$23.8	$33.7	$53.5	$66.4
Long-distance and network management services	26.4	30.9	56.9	63.0
Directory publishing	34.6	21.8	46.8	37.0
Telecommunications information services	—	—	—	—
Total	$84.8	$86.4	$157.2	$166.4

Total Revenues and Sales:
Product distribution	$95.9	$100.8	$195.0	$193.9
Long-distance and network management services	72.9	81.1	151.9	162.1
Directory publishing	48.7	35.3	74.9	59.7
Telecommunications information services	11.7	25.6	26.4	52.2
Total revenues and sales	$229.2	$242.8	$448.2	$467.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.                      Stock-Based Compensation:

Under the Company’s stock-based compensation plans, ALLTEL may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  For fixed stock options granted under these plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant.  Accordingly, ALLTEL does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in the three and six month periods ended June 30, 2004 or 2003.  In January 2004, the Company granted 173,000 shares of restricted stock to certain senior management employees.  The restricted shares will vest in equal increments over a three-year period from the date of grant.  Compensation expense related to these restricted shares amounted to $0.7 million and $1.4 million for the three and six month periods ended June 30, 2004.  Unrecognized compensation expense for the restricted shares amounted to $7.1 million and was included in additional paid-in capital in the accompanying consolidated balance sheet as of June 30, 2004.  The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three and six months ended June 30:

(Millions, except per share amounts)		Three Months Ended		Six Months Ended
		2004	2003	2004	2003
Net income as reported		$262.6	$548.1	$452.4	$828.4
Add stock-based compensation expense included in net income, net of related tax effects		0.5	—	0.9	—
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(6.3)	(6.9)	(12.9)	(11.3)
Pro forma net income		$256.8	$541.2	$440.4	$817.1
Basic earnings per share:	As reported	$.85	$1.76	$1.46	$2.66
	Pro forma	$.83	$1.74	$1.42	$2.62
Diluted earnings per share:	As reported	$.85	$1.75	$1.46	$2.65
	Pro forma	$.83	$1.73	$1.42	$2.62

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

10.               Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

The Company maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL’s directory publishing subsidiary.  The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees.  In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  The Company funds the accrued costs of the unfunded plans as benefits are paid.  The components of pension expense, including provision for executive retirement agreements, were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Benefits earned during the year	$7.7	$6.7	$15.4	$13.3
Interest cost on benefit obligation	12.9	13.0	25.9	26.1
Amortization of transition (asset) obligation	—	(0.3)	—	(0.6)
Amortization of prior service cost	0.1	—	0.2	(0.1)
Recognized net actuarial loss	4.9	5.2	9.8	10.4
Expected return on plan assets	(17.6)	(14.3)	(35.2)	(28.6)
Net periodic benefit expense	$8.0	$10.3	$16.1	$20.5

ALLTEL disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $5.0 million for retirement benefits in 2004 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans.  Primarily due to the timing of the required contributions to fund the supplemental retirement plans, actual contributions were $3.3 million for the six months ended June 30, 2004.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.               Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

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

The Company provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  The Company funds the accrued costs of these plans as benefits are paid.  The components of postretirement expense were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Benefits earned during the year	$0.2	$0.1	$0.4	$0.3
Interest cost on benefit obligation	4.0	3.7	7.9	7.4
Amortization of transition obligation	0.2	0.2	0.4	0.4
Amortization of prior service cost	0.4	0.4	0.8	0.8
Recognized net actuarial loss	2.2	1.8	4.4	3.6
Expected return on plan assets	—	—	—	—
Net periodic benefit expense	$7.0	$6.2	$13.9	$12.5

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000.  On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”).  FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense.  FSP No. 106-2 became effective as of July 1, 2004.  The Department of Health and Human Services has yet to issue final regulations on the determination of actuarial equivalence and the federal subsidy.  Until such regulations are finalized, ALLTEL cannot fully quantify the effects, if any, that the Act will have on its future benefit costs or accumulated postretirement benefit obligation.  Accordingly, the effects of the Act have not been reflected in the accompanying unaudited consolidated financial statements.

11.               Discontinued Operations:

Pursuant to an agreement dated January 28, 2003, on April 1, 2003, ALLTEL sold the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National for $1.05 billion received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction.  As a result of this transaction, ALLTEL recorded an after tax gain of $323.9 million.  The after-tax proceeds from the sale were used primarily to reduce borrowings outstanding under the Company's commercial paper program and to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The Fidelity National common stock acquired in this transaction currently represents an approximate seven percent interest in Fidelity National.

As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company's interim consolidated statements of income and cash flows for the period ended June 30, 2003.  The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations.

In January 2003, ALLTEL also completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. have also been reflected as discontinued operations in the Company’s interim consolidated statements of operations and cash flows for the period ended June 30, 2003.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

11.               Discontinued Operations, Continued:

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and six months ended June 30, 2003:

(Millions)	Three Months Ended	Six Months Ended
Revenues and sales	$—	$210.3
Operating expenses	—	148.1
Operating income	—	62.2
Other expense, net	—	(0.1)
Gain on sale of discontinued operations	555.1	555.1
Pretax income from discontinued operations	555.1	617.2
Income tax expense	231.2	256.2
Income from discontinued operations	$323.9	$361.0

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the six months ended June 30, 2003:

(Millions)
Net cash provided by operating activities	$29.4
Net cash provided by investing activities	763.4	(a)
Net cash used in financing activities	(0.1)
Net cash provided by discontinued operations	$792.7

(a)          Included cash proceeds of $784.9 million received from the sale of the financial services division to Fidelity National.  The cash proceeds included working capital adjustments of $9.9 million.

12.               Commitments and Contingencies:

The Company currently has outstanding various indemnifications related either to the sale of the financial services division to Fidelity National (see Note 11) or the sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the telecommunications information services operations to Convergys Information Management Group, Inc. (“Convergys”) during the fourth quarter of 2003.

In conjunction with the sale of the financial services division, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million.  Because of the low probability of being required to pay any amount under this indemnification, ALLTEL determined the fair value of this obligation to be immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to it.  ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale.  ALLTEL’s obligation to Fidelity National under this indemnification is not subject to a maximum amount.  The Company has recorded a liability for tax contingencies of approximately $34.0 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

In connection with the sale of assets to Convergys, ALLTEL agreed to indemnify Convergys for any damages resulting from ALLTEL’s breach of warranty under the sales agreement that exceed $500,000, up to a maximum of $10.0 million.  In addition, the Company agreed to indemnify Convergys from any damages resulting from non-fulfillment of certain covenants or liabilities arising from the ownership, operation or use of the assets included in the sale.  This indemnification is not subject to a maximum obligation.  Because of the low probability of being required to pay any amount under these indemnifications, ALLTEL determined the fair value of these obligations to be immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to these indemnifications.

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“ALLTEL” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2004 and 2003, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

EXECUTIVE SUMMARY

ALLTEL is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to nearly 13 million residential and business customers in 26 states.  Among the highlights in the second quarter of 2004:

•                  Wireless customer growth was strong supported by continued improvements in customer retention.  Wireless postpay customer churn decreased to 1.57 percent, the lowest churn rate in more than 5 years.  This improvement in postpay churn contributed to more than 155,000 net new wireless customers during the second quarter, all of which were on postpay plans. Wireless service revenues increased 5 percent from the same period a year ago, including 6 percent growth in retail revenues.  Retail minutes of use per wireless customer per month increased 33 percent from the same period a year ago to 490 minutes per customer per month.

•                  Although wireless retail revenues increased in the second quarter of 2004 compared to the same period a year ago, wholesale wireless revenues declined 9 percent year-over-year, primarily due to lower analog and TDMA minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network, partially offset by continued growth in CDMA minutes of use.  This decline in wholesale revenues combined with increased network costs attributable to the significant growth in customer usage and additional costs associated with migrating customers to newer rate plans and handsets adversely affected wireless segment income in both the three and six month periods ended June 30, 2004.

•                  In its wireline business, ALLTEL added more than 20,000 high-speed data customers, increasing ALLTEL’s DSL customer base to 195,000.  During the quarter, the Company lost approximately 24,000 wireline access lines, a slight decline from the 26,000 access lines lost during the second quarter of 2003.  Average revenue per wireline customer increased 3 percent from a year ago to $65.99 due primarily to growth from selling additional services and features to existing wireline customers.  ALLTEL continued to generate solid operating margins in its wireline business and controlled operating expenses.

•                  Maintained its strong financial position while reducing long-term debt by $250.0 million during the quarter.  At June 30, 2004, the Company had available more than $1.1 billion in cash and marketable securities.

Throughout the remainder of 2004, the Company will continue to face significant challenges resulting from continued competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation.  In addressing these challenges, ALLTEL will continue to focus its efforts on improving customer service, enhancing the quality of its networks and expanding its product and service offerings.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2004	2003	2004	2003
Revenues and sales:
Service revenues	$1,825.9	$1,797.5	$3,591.5	$3,514.0
Product sales	216.2	212.7	411.8	402.0
Total revenues and sales	2,042.1	2,010.2	4,003.3	3,916.0
Costs and expenses:
Cost of services	584.2	565.6	1,145.0	1,103.0
Cost of products sold	256.0	271.3	513.3	509.0
Selling, general, administrative and other	372.9	372.5	748.1	733.6
Depreciation and amortization	321.2	310.7	642.5	614.2
Restructuring and other charges	—	19.0	51.8	19.0
Total costs and expenses	1,534.3	1,539.1	3,100.7	2,978.8
Operating income	507.8	471.1	902.6	937.2
Non-operating expense, net	(2.8)	(1.0)	(0.5)	(0.9)
Interest expense	(86.6)	(93.2)	(178.3)	(196.6)
Write-down of investments and other	—	(13.1)	—	(13.1)
Income from continuing operations before income taxes	418.4	363.8	723.8	726.6
Income taxes	155.8	139.6	271.4	274.8
Income from continuing operations	262.6	224.2	452.4	451.8
Income from discontinued operations, net of income taxes	—	323.9	—	361.0
Cumulative effect of accounting change, net of income taxes	—	—	—	15.6
Net income	$262.6	$548.1	$452.4	$828.4
Basic earnings per share:
Income from continuing operations	$.85	$.72	$1.46	$1.45
Income from discontinued operations	—	1.04	—	1.16
Cumulative effect of accounting change	—	—	—	.05
Net income	$.85	$1.76	$1.46	$2.66
Diluted earnings per share:
Income from continuing operations	$.85	$.72	$1.46	$1.45
Income from discontinued operations	—	1.03	—	1.15
Cumulative effect of accounting change	—	—	—	.05
Net income	$.85	$1.75	$1.46	$2.65

Service revenues increased 2 percent, or $28.4 million and $77.5 million, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increases in service revenues primarily reflected growth in ALLTEL’s wireless customer base and the corresponding increases in wireless access revenues, which increased $82.6 million and $156.5 million in the three and six month periods ended June 30, 2004, respectively.  Service revenues for both 2004 periods also reflected growth in revenues derived from wireless and wireline data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans.  Revenues from data and enhanced services increased $18.5 million and $37.8 million in the three and six month periods of 2004, respectively, primarily reflecting continued demand for these services.  Wireless services revenues also included increases in regulatory and other fees of $11.2 million and $21.6 million in the three and six month periods of 2004, respectively.  Regulatory fees in 2004 included Universal Service Fund (“USF”) support received by ALLTEL pursuant to its certification in five states as an Eligible Telecommunications Carrier (“ETC”), and accounted for $10.6 million and $15.2 million of the overall increases in regulatory fees in the three and six month periods of 2004, respectively.  The increase in regulatory fees in the six month period of 2004 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003.  Compared to the same periods of 2003, revenues from the Company’s Internet operations increased $3.4 million and $6.8 million in the three and six month periods of 2004, respectively, primarily driven by growth in DSL customers.

The above increases in service revenues were partially offset by lower wireless airtime, retail roaming and wholesale revenues, reductions in revenues derived from telecommunications information, long-distance and network management services and decreases in wireline access and toll service revenues.  Compared to the same periods of 2003, airtime and retail roaming revenues decreased $41.5 million and $61.8 million in the three and six month periods of 2004, respectively. The decreases in wireless airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes.  Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.  Wholesale wireless revenues declined $8.9 million and $13.6 million in the three and six months ended June 30, 2004, respectively, primarily due to lower analog and TDMA minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network.  Telecommunications information services revenues decreased $13.9 million and $25.8 million in the three and six month periods of 2004, respectively, compared to the same periods of 2003. The decreases in these revenues resulted from the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys Information Management Group, Inc. (“Convergys”).  Revenues from long-distance and network management services decreased $8.2 million and $10.2 million in the three and six month periods of 2004, respectively, primarily due to declining usage by residential customers and a reduction in intercompany and residential customer billing rates.  Wireline local access service and intrastate network access and toll revenues decreased $11.0 million and $23.1 million in the three and six month periods of 2004, respectively, primarily as a result of the loss of wireline access lines due, in part, to broadband and wireless substitution.

Product sales increased 2 percent, or $3.5 million and $9.8 million, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increases in product sales in both 2004 periods were primarily driven by higher retail prices realized on the sale of wireless handsets and accessories and increased sales of wireless handsets to retailers and other distributors.  The increase in product sales in the six month period of 2004 also reflected 6 percent growth in gross wireless customer additions compared to the corresponding period of 2003.  Offsetting the growth in product sales in the six month period of 2004 was a reduction in sales of landline-based communications equipment, reflecting lower customer demand and the loss of wireline access lines.

Cost of services increased $18.6 million, or 3 percent, and $42.0 million, or 4 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  Cost of services for the three and six month periods of 2004 reflected increases in wireless network-related costs of $33.2 million and $59.4 million, respectively, compared to the same periods of 2003, primarily due to increased network traffic resulting from customer growth, increased minutes of use and expansion of network facilities.  Cost of services for the three and six month periods of 2004 also reflected increases in wireless customer service expenses of $8.4 million and $17.5 million, respectively, primarily reflecting additional costs associated with ALLTEL’s initiatives designed to improve customer satisfaction and reduce postpay churn.  Cost of services for the six month period of 2004 also included increased wireless regulatory fees of $13.2 million principally related to fees associated with the USF, reflecting changes in FCC regulations effective April 1, 2003.  The increases in cost of services in the six month period of 2004 attributable to higher wireless network-related costs, increased regulatory fees and customer services expenses were partially offset by a decrease in wireless bad debt expense.  Compared to the same period of 2003, wireless bad debt expense decreased $10.8 million in the first six months of 2004 primarily due to ALLTEL’s continuing efforts to reduce losses sustained from bad debts by managing its customer credit policies, improving collection practices, utilizing new technologies and proactively managing the efforts of the Company’s collection agencies.  Cost of services for the three and six month periods of 2004 also reflected decreases in network-related costs for the wireline operations of $5.7 million and $13.1 million, respectively, primarily due to the loss of wireline access lines and the effects of the incremental strike-related and maintenance costs incurred in 2003.  Cost of services for the three and six month periods of 2004 were also favorably affected by reduced operating costs of $10.1 million and $20.8 million, respectively, resulting from the sale of certain telecommunications information services operations to Convergys, as previously discussed.

Cost of products sold decreased $15.3 million, or 6 percent, and increased $4.3 million, or 1 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The decrease in the three month period of 2004 primarily resulted from a decline in the volume of equipment upgrades provided to existing wireless customers compared to the same period of 2003 and the effects of vendor rebates earned by ALLTEL for attaining specified purchase volumes with the Company’s wireless handset vendors.  Conversely, the increase in cost of products sold in the six month period of 2004 was consistent with the overall growth in product sales noted above and reflected 6 percent growth in wireless gross customer activations, sales of higher-priced digital phones and increased sales of wireless handsets to resellers and other distributors.

Selling, general, administrative and other expenses increased $0.4 million, or less than 1 percent, and $14.5 million, or 2 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increase in the six month period of 2004 primarily resulted from an increase in wireless commissions expense of $27.4 million, consistent with the growth in gross customer additions, partially offset by cost savings realized in the wireline operations, reflecting the Company’s continued control of operating expenses.  Depreciation and amortization expense increased $10.5 million, or 3 percent, and $28.3 million, or 5 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003, primarily due to growth in wireless plant in service.

Operating income increased $36.7 million, or 8 percent, and decreased $34.6 million, or 4 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increase in the three month period of 2004 primarily reflected growth in wireline segment income due to selling additional services and features to existing wireline customers, growth in the Company's Internet operations and the effects of the incremental strike-related costs incurred in the second quarter of 2003.  Operating income comparisons for the second quarter of 2004 were also favorably affected by the effects of restructuring and other charges recorded in the second quarter of 2003, as further discussed below.  Conversely, the decrease in operating income in the six month period of 2004 primarily reflected the effects of the restructuring and other charges incurred during the first quarter of 2004, as further discussed below, and a reduction in wireless segment income due to decreased wireless wholesale revenues and increased customer acquisition and retention costs.  The changes in wireless and wireline segment income in 2004 are further discussed below under “Results of Operations by Business Segment”.

Restructuring and Other Charges

Set forth below is a summary of the restructuring and other charges recorded for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Severance and employee benefit costs	$—	$6.3	$22.6	$6.3
Relocation costs	—	—	4.8	—
Lease and contract termination costs	—	(0.5)	(1.5)	(0.5)
Write-down of software development costs	—	13.2	—	13.2
Write-down in the carrying value of certain facilities	—	—	24.8	—
Other exit costs	—	—	1.1	—
Total restructuring and other charges	$—	$19.0	$51.8	$19.0

In January 2004, the Company announced its plans to reorganize its operations and support teams.  Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations.  In connection with these activities, ALLTEL recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs.  The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL.  As of June 30, 2004, the Company had paid $21.6 million in severance and employee-related expenses, and all of the employee reductions associated with the reorganization had been completed.  Certain of the planned employee relocations and employee reductions associated with the closure of the CLEC operations will be completed by the end of the third quarter of 2004.  ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs.  The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations.  During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities.  The asset write-downs resulted from lower occupancy in the facilities due to the 2004 reorganizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial Inc. (“Fidelity National”), as further discussed below under “Discontinued Operations”.

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of June 30, 2004, the Company had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs totaling $13.2 million that had no alternative future use or functionality.

At June 30, 2004, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $1.5 million, relocation expenses of $1.8 million and lease and contract termination costs of $0.4 million.  Cash outlays for the remaining unpaid liability are to be paid over the next 12 to 24 months out of operating cash flows.  (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the restructuring and other charges.)

Non-Operating Expense, Net
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2004	2003	2004	2003
Equity earnings in unconsolidated partnerships	$15.9	$16.7	$29.2	$34.2
Minority interest in consolidated partnerships	(21.6)	(21.4)	(37.2)	(39.2)
Other income, net	2.9	3.7	7.5	4.1
Non-operating expense, net	$(2.8)	$(1.0)	$(0.5)	$(0.9)

As indicated in the table above, non-operating expense, net increased $1.8 million, or 180 percent, and decreased $0.4 million, or 44 percent, in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  The decreases in equity earnings of $0.8 million and $5.0 million in the three and six month periods of 2004, respectively, primarily reflected the effects of ALLTEL’s April 1, 2003 acquisition of a majority ownership interest in a Wisconsin RSA in which the Company previously owned a minority interest.  Conversely, the decrease in minority interest expense of $2.0 million in the six month period of 2004 primarily reflected the effects of ALLTEL’s third quarter 2003 acquisitions of additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest.  Other income, net for the six month period of 2004 included additional dividend income of $1.6 million earned on the Company’s equity investments, primarily Fidelity National common stock.  Other income, net for 2004 also included $1.2 million of additional interest income earned on the Company’s cash and short-term investments due to significant growth in the Company’s available cash on hand following the sale of the financial services division to Fidelity National, as further discussed below under “Discontinued Operations”.

Interest Expense

Interest expense decreased $6.6 million, or 7 percent, and $18.3 million, or 9 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The decreases in both 2004 periods reflected the repayment of a $250.0 million, 7.25 percent senior unsecured note that the Company repaid on April 1, 2004, using available cash on hand.  Interest expense for both 2004 periods also reflected the Company’s repayment of more than $750.0 million of long-term debt during 2003.  During the first quarter of 2003, the Company repaid a $450.0 million, 7.125 percent unsecured note due March 1, 2003, using commercial paper borrowings.  In the second quarter of 2003, ALLTEL repaid all outstanding commercial paper borrowings and prepaid $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The debt repayments in the second quarter of 2003 were funded primarily from the cash proceeds received from the sale of the financial services division.

Write-down of Investments and Other

In the second quarter of 2003, ALLTEL recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  As noted above, during the second quarter of 2003, the Company retired, prior to stated maturity dates, $249.1 million of long-term debt.  In connection with the early retirement of this debt, the Company incurred pretax termination fees of $7.1 million.

Income Taxes

Income tax expense increased $16.2 million, or 12 percent, and decreased $3.4 million, or 1 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increase in income tax expense in the three month period of 2004 was consistent with the overall growth in the Company’s earnings from continuing operations primarily attributable to growth in wireline segment income and the effects of restructuring and other charges recorded in the second quarter of 2003.  Conversely, the decrease in income tax expense in the six month period of 2004 was consistent with the overall decrease in the Company’s earnings from continuing operations that resulted primarily from the effects of the restructuring and other charges recorded in the first quarter of 2004, decreased wireless wholesale revenues and increased wireless customer acquisition and retention costs previously discussed.

The Company’s effective income tax rates decreased slightly to 37.2 percent and 37.5 percent for the three and six months ended June 30, 2004, respectively.  In determining its quarterly provision for income taxes, ALLTEL uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and reflects ALLTEL’s best estimate of the ultimate outcome of tax examinations and assessments.  Significant or unusual items, such as the taxes related to the sale of a business, would be separately recognized in the quarter in which they occur.

Subsequent to June 30, 2004, the Internal Revenue Service (“IRS”) completed its fieldwork related to the audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001.  As a result of the IRS completing this phase of their audits, ALLTEL is currently reassessing certain tax contingencies related to the periods under examination and will adjust its estimated annual effective tax rate in the third quarter of 2004 to reflect the effects of this reassessment.  Although ALLTEL has not fully quantified the effects, it is likely that the reassessment will result in a reduction in the Company's effective tax rate for the third quarter of 2004 and such reduction could be material.

Net Income and Earnings per Share from Continuing Operations

Net income from continuing operations increased $38.4 million, or 17 percent, and $0.6 million, or less than 1 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  Basic and diluted earnings per share from continuing operations both increased 18 percent and less than 1 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increases in net income and earnings per share in the three month period of 2004 primarily reflected growth in wireline segment income and the effects of restructuring and other charges recorded in the second quarter of 2003 as previously discussed.  Net income and earnings per share from continuing operations for the six month period of 2004 reflected growth in wireline segment income, partially offset by the effects of the restructuring and other charges recorded in the first quarter of 2004, and a reduction in wireless segment income due to lower wholesale revenues and increased customer acquisition and retention costs.  For a further discussion of the wireless and wireline segment operating results, see “Results of Operations by Business Segment” below.

Discontinued Operations

On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National, for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National acquired ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction.  As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s consolidated financial statements for the three and six months ended June 30, 2003.  The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National.  The operations of the retained telecom division are included in the communications support services segment.

In January 2003, ALLTEL completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations in the Company’s consolidated financial statements for the three and six months ended June 30, 2003.  The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and six months ended June 30, 2003:

(Millions)	Three Months Ended	Six Months Ended
Revenues and sales	$—	$210.3
Operating expenses	—	148.1
Operating income	—	62.2
Other expense, net	—	(0.1)
Gain on sale of discontinued operations	555.1	555.1
Pretax income from discontinued operations	555.1	617.2
Income tax expense	231.2	256.2
Income from discontinued operations	$323.9	$361.0

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

Cumulative Effect of Accounting Change

Except for certain wireline subsidiaries as further discussed below, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position or cash flows as of or for the six months ended June 30, 2004 or 2003.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $164.2 million and $151.6 million at June 30, 2004 and 2003, respectively.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the six months ended June 30, 2004.  The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the three and six months ended June 30, 2004 and 2003.

Average Common Shares Outstanding

The average number of common shares outstanding decreased in both the three and six month periods ended June 30, 2004, compared to the same periods of 2003.  The decreases in both 2004 periods primarily reflected the effects of the Company’s repurchase of approximately 4.8 million of its common shares during the first quarter of 2004, as further discussed below under “Cash Flows-Financing Activities”.  The decreases in outstanding common shares in both 2004 periods attributable to the share repurchase were partially offset by additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, customers in thousands)	2004	2003	2004	2003
Revenues and sales:
Service revenues	$1,183.6	$1,127.6	$2,299.1	$2,174.6
Product sales	69.5	67.8	138.5	128.6
Total revenues and sales	1,253.1	1,195.4	2,437.6	2,303.2
Costs and expenses:
Cost of services	382.1	339.7	737.8	656.1
Cost of products sold	135.0	141.2	279.6	263.7
Selling, general, administrative and other	293.0	287.1	588.8	558.9
Depreciation and amortization	181.4	165.4	358.9	326.5
Total costs and expenses	991.5	933.4	1,965.1	1,805.2
Segment income	$261.6	$262.0	$472.5	$498.0
Customers	8,336.5	7,872.3	—	—
Average customers	8,256.0	7,828.8	8,171.8	7,742.0
Gross customer additions (a)	650.1	686.1	1,387.5	1,454.1
Net customer additions (a)	155.3	111.4	313.0	270.6
Market penetration	13.6%	13.1%	—	—
Postpay customer churn	1.57%	2.03%	1.75%	2.10%
Total churn	2.00%	2.45%	2.20%	2.55%
Retail minutes of use per customer per month (b)	490	369	461	352
Retail revenue per customer per month (c)	$44.08	$43.73	$43.33	$42.77
Average revenue per customer per month (d)	$47.79	$48.01	$46.89	$46.82
Cost to acquire a new customer (e)	$313	$322	$305	$303

Notes:

(a)          Includes the effects of acquisitions.  Excludes reseller customers for all periods presented.

(b)         Represents the average monthly minutes that ALLTEL’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)          Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Service revenues	$1,183.6	$1,127.6	$2,299.1	$2,174.6
Less wholesale revenues	(91.7)	(100.6)	(174.4)	(188.0)
Total retail revenues	$1,091.9	$1,027.0	$2,124.7	$1,986.6

(d)         Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

(e)          Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”), as reported above, by the number of internal gross customer additions in the period.  Customer acquisition costs exclude amounts related to the Company’s customer retention efforts.  A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, customers in thousands)	2004	2003	2004	2003
Product sales	$(51.8)	$(42.9)	$(104.1)	$(82.8)
Cost of products sold	77.4	74.1	164.2	139.8
Sales and marketing expense	177.9	180.2	363.8	341.4
Total costs incurred to acquire new customers	$203.5	$211.4	$423.9	$398.4
Gross customer additions, excluding acquisitions	650.1	655.7	1,387.5	1,312.8
Cost to acquire a new customer	$313	$322	$305	$303

The total number of wireless customers served by ALLTEL increased by more than 450,000 customers, or 6 percent, during the twelve month period ended June 30, 2004.  Wireless customer gross additions were 650,000 and 1,387,000 during the three and six month periods of 2004, respectively.  Sales of ALLTEL’s higher-yield Total and National Freedom rate plans accounted for approximately 41 percent and 42 percent of the gross additions during the three and six month periods of 2004, respectively.  At June 30, 2004, customers on the Company’s Total and National Freedom rate plans represented approximately 35 percent of ALLTEL’s wireless customer base.  The combination of increased gross additions and the reduction in postpay churn resulted in net wireless customer additions of 155,000 and 313,000 during the three and six months ended June 30, 2004, respectively.  The level of net customer additions for the first six months of 2004 exceeded ALLTEL’s net customer additions for all of 2003.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) increased to 13.6 percent as of June 30, 2004.

The level of customer growth throughout the remainder of 2004 will be dependent upon the Company’s ability to attract new customers in an increasingly competitive marketplace, which is currently supporting up to seven competitors in each market.  The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional phone lines and services to existing customers and pursuing strategic acquisitions.  Consistent with this focus, during the first quarter of 2004, the Company completed the launch of “Touch2Talk”, ALLTEL’s “walkie-talkie” wireless offering that provides customers with service coverage over ALLTEL’s entire digital wireless network.

The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects).  To improve customer retention, during the second quarter of 2003, the Company launched several operational initiatives designed to improve overall service quality to its customers both at its retail stores and in its call centers.  ALLTEL also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets.  The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in postpay customer churn in the both the three and six month periods of 2004 compared to the same periods of 2003.  Primarily due to the declines in postpay churn, total churn also decreased in both the three and six month periods of 2004 compared to the same periods of 2003.

Wireless revenues and sales increased $57.7 million, or 5 percent, and $134.4 million, or 6 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  Service revenues also increased 5 percent and 6 percent, or $56.0 million and $124.5 million, in the three and six month periods of 2004, respectively, compared to the same periods of 2003.  The increases in service revenues primarily reflected growth in ALLTEL’s wireless customer base and the corresponding increases in wireless access revenues, which increased $82.6 million and $156.5 million in the three and six month periods ended June 30, 2004, respectively.  Service revenues for both 2004 periods also reflected growth in revenues derived from wireless data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans.  Revenues from data and enhanced services increased $13.1 million and $26.1 million in the three and six month periods of 2004, respectively, primarily reflecting continued demand for these services.  Wireless service revenues also included increases in regulatory and other fee revenues of $11.2 million and $21.6 million in the three and six month periods of 2004, respectively.  Regulatory fees in 2004 included USF support received by ALLTEL pursuant to its certification in five states as an ETC, and accounted for $10.6 million and $15.2 million of the overall increases in regulatory fees in the three and six month periods of 2004, respectively.  The increase in regulatory fees in the six month period of 2004 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003.

Service revenue growth in the three and six month periods of 2004 attributable to customer growth, increased access revenues, additional revenues earned from data and enhanced services and increased regulatory and other fees were partially offset by lower airtime and retail roaming revenues and a decrease in wholesale revenues.  Compared to the same periods of 2003, airtime and retail roaming revenues decreased $41.5 million and $61.8 million in the three and six month periods of 2004, respectively.  The decreases in airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes.  Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.  Wholesale wireless revenues declined $8.9 million and $13.6 million in the three and six months ended June 30, 2004, respectively, primarily due to lower analog and TDMA minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network.  The decline in TDMA minutes is likely to continue;

however, this impact may be somewhat offset by CDMA minute growth as other CDMA carriers direct wholesale traffic to ALLTEL’s network.  Primarily driven by the increase in average monthly retail minutes of use and the effects of increased sales of the higher-yield Total and National Freedom rate plans, retail revenue per customer per month increased one percent in both the three and six month periods of 2004 compared to the same periods of 2003.  Average revenue per customer per month decreased slightly in the three month period of 2004 compared to the same period a year ago, primarily due to the decrease in wholesale revenues.  The slight increase in average revenue per customer per month in the six month period of 2004 was attributable to the increases in minutes of use and sales of Total and National Freedom rate plans, partially offset by the decrease in wholesale revenues.  Growth in service revenues and average revenue per customer per month for the remainder of 2004 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and selling data and additional enhanced services.

Product sales increased $1.7 million, or 3 percent, and $9.9 million, or 8 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increases in product sales in both 2004 periods were primarily driven by higher retail prices for wireless handsets that include advanced features, such as picture messaging and that are capable of downloading games, entertainment content, weather and office applications.  The increases in product sales in both 2004 periods also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.  The increase in product sales in the six month period of 2004 also reflected 6 percent growth in gross customer additions, compared to the corresponding period of 2003.

Cost of services increased 12 percent, or $42.4 million and $81.7 million, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  Cost of services for the three and six month periods of 2004 reflected increases in network-related costs of $33.2 million and $59.4 million, respectively, compared to the same periods of 2003, primarily due to increased network traffic resulting from customer growth, increased minutes of use and expansion of network facilities.  Cost of services for the three and six month periods of 2004 also reflected increases in customer service expenses of $8.4 million and $17.5 million, respectively, when compared to the same periods of 2003.  The increases in customer service expenses in both 2004 periods primarily reflected additional costs associated with ALLTEL’s initiatives designed to improve customer satisfaction and reduce postpay churn.  Cost of services for the six month period of 2004 also included increased regulatory fees of $13.2 million compared to the same period a year ago principally related to fees associated with USF, reflecting changes in FCC regulations effective April 1, 2003.  The increases in cost of services in the six month period of 2004 attributable to higher network-related costs, increased regulatory fees and customer services expenses were partially offset by a decrease in bad debt expense.  Compared to the same period of 2003, bad debt expense decreased $10.8 million in the first six months of 2004 primarily due to ALLTEL’s continuing efforts to reduce losses sustained from bad debts by managing its customer credit policies, improving collection practices, utilizing new technologies and proactively managing the efforts of the Company’s collection agencies.

Cost of products sold decreased $6.2 million, or 4 percent, and increased $15.9 million, or 6 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The decrease in the three month period of 2004 primarily resulted from a decline in the volume of equipment upgrades provided to existing customers compared to the same period of 2003 and the effects of vendor rebates earned by ALLTEL for attaining specified purchase volumes with the Company’s handset vendors.  The increase in cost of products sold in the six month period of 2004 was consistent with the corresponding increase in product sales discussed above and primarily reflected the effects of significant growth in gross customer activations, the selling of higher-priced handsets and the Company’s continuing efforts to migrate customers to newer wireless technologies as part of ALLTEL’s customer retention efforts.

Selling, general, administrative and other expenses increased $5.9 million, or 2 percent, and $29.9 million, or 5 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The increases in selling, general, administrative and other expenses in the three and six month periods of 2004 primarily reflected increased commission costs of $4.9 million and $27.4 million, respectively, compared to the same periods of 2003.  Commissions expense increased in both 2004 periods due to increased sales of ALLTEL’s Total and National Freedom rate plans and a higher mix of postpay gross customer additions, as compared to the corresponding periods of 2003.  Commission rates paid to the Company’s internal sales force and outside agents are higher on the sales of ALLTEL’s more profitable postpay rate plans than comparable rates paid on other lower-margin rate plans offered by the Company.  Commission expense for the six month period of 2004 also reflected the 6 percent growth in gross customer additions compared to the corresponding period of 2003.

Depreciation and amortization expense increased 10 percent, or $16.0 million and $32.4 million, for the three and six month period ended June 30, 2004, respectively, compared to the same periods of 2003.  Depreciation and amortization expense increased in both 2004 periods primarily due to growth in wireless plant in service.

Although wireless revenues and sales increased in both the three and six month periods of 2004, wireless segment income decreased $0.4 million, or less than 1 percent, and $25.5 million, or 5 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  The decrease in the three month period of 2004 primarily reflected increased network costs attributable to the significant growth in customer usage noted above and additional costs associated with the Company's retention efforts.  In addition to these factors, the decrease in the six month period also reflected increased customer acquisition costs attributable to the accelerated growth in gross customer additions.

Cost to acquire a new customer is used to measure the average cost of adding a new customer and represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  The decrease in cost to acquire a new customer in the three month period of 2004 primarily reflected improved margins on the sale of wireless handsets to new customers and the effects of vendor rebates earned by ALLTEL as previously discussed.  Conversely, the increase in cost to acquire a new customer for the six month period of 2004 primarily reflected the increase in commissions expense discussed above, partially offset by the improved margins on the sale of wireless handsets and the favorable effects of spreading the total customer acquisition costs over a larger number of gross customer additions as compared to the same period of 2003.  For both the six months ended June 30, 2004 and 2003, approximately 66 percent of the wireless gross customer additions came through ALLTEL’s internal distribution channels.  ALLTEL’s internal sales distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers.  Although ALLTEL intends to manage the costs of acquiring new customers throughout the remainder of 2004 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Set forth below is a summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Severance and employee benefit costs	$—	$1.3	$8.8	$1.3
Relocation costs	—	—	3.2	—
Lease and contract termination costs	—	—	0.5	—
Write-down of software development costs	—	7.6	—	7.6
Write-down in the carrying value of certain facilities	—	—	0.7	—
Other exit costs	—	—	0.4	—
Total restructuring and other charges	$—	$8.9	$13.6	$8.9

Regulatory Matters-Wireless Operations

ALLTEL is subject to regulation by the FCC as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers.  Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers, although an FCC decision issued on referral from the U.S. District Court for the Western District of Missouri noted that wireless operators are not precluded from billing and collecting access charges that the interexchange carrier has a contractual or other legal obligation to pay.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  The FCC is expected to issue a further notice of proposed rulemaking on this matter in the second half of 2004.  In addition, individual wireless carriers have filed a number of petitions with the FCC seeking determinations as to the type and amount of compensation due to and from local exchange carriers and/or interexchange carriers for the termination of traffic.  Further, various wireline companies have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers as well as its wireless customers.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

Under rules established by the FCC, Cellular Radiotelephone Service (“CRS”) and Personal Communications Services (“PCS”) (collectively Commercial Mobile Radio Services or “CMRS”) providers were required, as of November 24, 2002, to participate in a nationwide number conservation program known as thousand block number pooling in accordance with roll-out schedules established by the FCC.  These providers were required to modify their networks to comply with FCC and industry performance criteria for number pooling, including support for roaming customers.  Number pooling is a FCC-mandated program intended to alleviate the shortage of available telephone numbers by requiring carriers to return unused numbers in their inventory to a centrally administered pool and to take assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned.  In a decision released June 18, 2003, the FCC affirmed that all carriers must participate in the nationwide pooling roll-out.  The FCC exempted small and rural CMRS and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier.

FCC rules also required CMRS providers in the top 100 markets to implement by November 24, 2003 (and by May 24, 2004 for all other markets) wireless local number portability (“WLNP”), which permits customers to retain their existing telephone number when moving from one telecommunications carrier to another.  The FCC, on June 18, 2003, released the rules governing the number of Metropolitan Statistical Areas (“MSAs”) in which WLNP must be deployed, as well as the process for triggering a carrier’s obligation to provide WLNP in markets both within those MSAs and otherwise.  The FCC retained the requirement that carriers implement WLNP based upon the specific request of another carrier and gave the state public service commissions authority to require CMRS carriers to implement WLNP in any market within the top 100 MSAs in which they provide service and for which a request was not received from a competing carrier.

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

On November 10, 2003, the FCC released a decision addressing the CTIA petitions and providing guidance on wireline to wireless porting, which is referred to as “intermodal porting”.  The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned.  Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting.  The FCC's guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers; however, the FCC left issues governing the payment of call routing costs to another pending proceeding.  The United States Telecommunications Association (“USTA”), along with certain rural telephone companies, appealed the FCC's November 10, 2003 decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court”).  The appeal remains pending with oral arguments scheduled for November 2004.  The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  To date, the volume of intermodal porting requests processed by the Company for wireless customers has not been significant.

In addition, wireless service carriers must also provide enhanced 911 emergency service (“E-911”) in a two-phased approach.  In phase one, carriers must, within six months of receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  A phase one enabled PSAP is generally one that is capable of receiving and utilizing the number and cell site location data transmitted by the carrier.  ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs.  Due to the status of the PSAPs, as well as other technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances and in accordance with the rules, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.  In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine, for originated calls, the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls.  The phase two requirements were set to begin by October 1, 2001, but, due to technology unavailability and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier.  On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology that began on March 1, 2003.  ALI capability permits more accurate identification of the caller’s location by PSAPs.  Under the FCC order, the Company,  (1) began selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensured that as of May 31, 2003 at least 25 percent of all new handsets activated were ALI-capable; (3) ensured that as of November 30, 2003 at least 50 percent of all new handsets activated were ALI-capable; (4) ensured that 100 percent of its digital handsets activated were ALI-capable as of May 31, 2004; and (5) will ensure that penetration of ALI-capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI-capable handsets in June 2002 and to date has complied with the handset deployment thresholds under the FCC's order.  Based on the current pace of migration to ALI-capable handsets, ALLTEL may have difficulty complying with the December 31, 2005 requirement to be 95 percent penetrated without incurring a significant increase in its operating costs.

The Company filed petitions with the FCC and various state commissions during 2003 seeking certification as an ETC.  Certification as an ETC will qualify the Company to receive support from the federal USF.  The Company has non-rural applications pending at the FCC for its properties in Alabama, Virginia, Georgia, North Carolina and Florida.  During the second quarter of 2004, the Company withdrew its rural applications in these five states due to the uncertainty related to the time frame in which these applications would be approved.  ALLTEL has obtained approval of its petitions from state commissions for its properties in Michigan, Mississippi, Arkansas, Wisconsin, West Virginia and Louisiana and is presently certified as an ETC in each of those states.  As previously discussed, the Company began receiving USF support associated with these approved petitions, except Louisiana, in the first quarter of 2004, and expects to begin receiving support for Louisiana in the fourth quarter of 2004.  The Company has also filed petitions requesting ETC certification at the state commissions in Arizona and Kansas and is awaiting commission action on those petitions.  The Company has withdrawn the application for ETC certification that it previously filed with the state commission in New Mexico.  ALLTEL received approximately $15.0 million of ETC subsidies in the first half of 2004 and expects to receive at least $30.0 million of subsidies for the full year of 2004 related to the approved ETC petitions.

On January 22, 2004, the FCC approved the petition of Virginia Cellular, LLC (“Virginia Cellular”) for certification as an ETC in Virginia, and on April 12, 2004, the FCC granted the petition of Highland Cellular, Inc. (“Highland Cellular”) for certification as an ETC in Virginia.  In its orders granting these approvals, the FCC required that Virginia Cellular and Highland Cellular meet certain additional conditions in exchange for its designation as an ETC.  The FCC stated that it intended to impose similar requirements in future proceedings to grant ETC designations.  ALLTEL supplemented its ETC applications pending before the FCC on March 1, 2004 to meet the new conditions set forth in the Virginia Cellular decision.  On April 12, 2004, the FCC released a public notice inviting parties with pending ETC petitions to supplement those petitions in light of the Virginia Cellular and Highland Cellular decisions and established deadlines for public comments on the pending petitions.  On April 12, 2004, the FCC also released a public notice seeking comment on ETC petitions that already had been supplemented in light of the Virginia Cellular and Highland Cellular decisions.  As a result of these FCC actions, ALLTEL’s petitions before the FCC are subject to additional public comment.  Further, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.  At this time, ALLTEL cannot estimate what effect the Virginia Cellular and Highland Cellular orders and potential FCC changes to the USF program may have on ALLTEL’s ability to receive support from the USF related to its wireless business.

In July 2003, the FCC unanimously adopted an order modifying the wireless phone exemption to the Hearing Aid Compatibility Act (the “HAC Act”) and adopted requirements governing the compatibility of hearing aids and wireless phones.  The decision requires that interference to hearing aids from digital wireless phones be reduced, and that carriers make available wireless phone models engineered to reduce radio frequency interference to hearing aids.  The FCC's decision modifying the HAC Act wireless exemption is currently under reconsideration.  In October 2003, the FCC issued its long awaited order in the proceeding governing the sale or leasing of spectrum in the secondary market.  The decision revises standards for transfer of control and provides new options for the lease of spectrum to providers of new wireless technologies.  At this time, ALLTEL has not fully evaluated the effects, if any, that these orders may have on ALLTEL’s existing wireless operations.

The Communications Assistance for Law Enforcement Act (“CALEA”) requires wireless and wireline carriers to ensure that their networks have the capability and capacity to accommodate law enforcement agencies’ lawful intercept requests.  The FCC has imposed various obligations and compliance deadlines, with which ALLTEL has either complied or, in accordance with CALEA, filed a request for an extension of time.  On March 10, 2004, the U.S. Department of Justice, jointly with other federal agencies, petitioned the FCC to adopt new rules under CALEA pertaining to wireless and wireline carriers’ packet mode communications services, including Internet protocol (“IP”) based services.  The FCC has requested public comment on the petition, and has indicated that it will subsequently initiate a rulemaking proceeding to consider the issues raised therein.  A notice of proposed rulemaking is scheduled for the third quarter of 2004.  Rules or precedents adopted as a result of these proceedings could impose new costs and obligations on ALLTEL and other carriers, including seeking Federal Bureau of Investigation and FCC concurrence before deploying new technology or features in its network.

Communications-Wireline Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, access lines in thousands)	2004	2003	2004	2003
Revenues and sales:
Local service	$280.7	$284.3	$560.7	$570.2
Network access and long-distance	262.8	261.5	523.5	523.7
Miscellaneous	66.1	60.4	124.9	121.2
Total revenues and sales	609.6	606.2	1,209.1	1,215.1
Costs and expenses:
Cost of services	178.6	185.5	351.5	367.6
Cost of products sold	7.1	6.3	12.3	14.2
Selling, general, administrative and other	60.9	64.2	121.8	130.4
Depreciation and amortization	128.6	133.4	260.9	263.3
Total costs and expenses	375.2	389.4	746.5	775.5
Segment income	$234.4	$216.8	$462.6	$439.6
Access lines in services (excludes DSL lines)	3,066.1	3,133.7	—	—
Average access lines in service	3,079.6	3,149.4	3,085.4	3,155.3
Average revenue per customer per month (a)	$65.99	$64.16	$65.31	$64.18

Notes:

(a)          Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of the Company’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations.  Wireline revenues and sales increased $3.4 million, or 1 percent, and decreased $6.0 million, or less than 1 percent, in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  Customer access lines decreased 2 percent during the twelve months ended June 30, 2004, reflecting declines in both primary and secondary access lines.  The Company lost approximately 24,000 and 30,000 access lines during the three and six month periods ended June 30, 2004, respectively, a slight decline from the 26,000 and 33,000 access lines lost during the same periods a year ago.  The declines in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects access line growth for the remainder of 2004 to continue to be impacted by the effects of wireless and broadband substitution.

To slow the decline of revenue during the remainder of 2004, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services (digital subscriber line or “DSL”).  Deployment of DSL service is an important strategic initiative for ALLTEL.  During the twelve month period ended June 30, 2004, the number of DSL subscribers nearly doubled to approximately 195,000 customers, or 10 percent of the Company’s addressable access lines.  The growth in the Company’s DSL customers more than offset the decline in customer access lines that occurred during the twelve months ended June 30, 2004 noted above.  As further discussed below, revenues generated from the sales of data and enhanced services increased in both the three and six month periods of 2004, which helped to offset the adverse effects on wireline revenues resulting from the loss of access lines.

Local service revenues decreased $3.6 million, or 1 percent, and $9.5 million, or 2 percent, in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  Local service revenues reflected reductions in basic service access line revenues of $5.2 million and $12.8 million in the three and six month periods of 2004, respectively, compared to the same periods of 2003, consistent with the overall decline in primary and secondary access lines discussed above.  The declines in local service revenues attributable to access line loss were partially offset by growth in revenues derived from the sales of enhanced products and services and equipment protection plans.  Revenues from enhanced services increased $1.8 million and $4.2 million in the three and six month periods of 2004, respectively, compared to the same periods of 2003, reflecting continued demand for these products and services.

Network access and long-distance revenues increased $1.3 million, or less than 1 percent, and decreased slightly in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  Primarily due to the overall decline in access lines discussed above, intrastate network access usage and toll revenues decreased $5.8 million and $10.3 million in the three and six month periods of 2004, respectively, compared to the same periods of 2003.  The declines in network access and long-distance revenues attributable to access line loss were partially offset by growth in revenues from data services, which increased $3.6 million and $7.5 million in the three and six month periods of 2004, respectively, reflecting increased demand for high-speed data transport services.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and revenues derived from Internet services. Miscellaneous revenues increased $5.7 million, or 9 percent, and $3.7 million, or 3 percent, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  Primarily driven by growth in DSL customers, revenues from the Company’s Internet operations increased $3.4 million and $6.8 million in the three and six month periods of 2004, respectively.  Miscellaneous revenues in both 2004 periods also included additional directory advertising revenues of approximately $7.0 million associated with the initial publication of directories in the acquired Kentucky markets.  These additional revenues were partially offset by lower directory advertising revenues in ALLTEL’s other wireline markets of $3.9 million and $5.6 million in the three and six month periods of 2004, respectively, primarily due to a change in the number and mix of directories published.  The increases in miscellaneous revenues in the six month period of 2004 attributable to the growth in the Internet operations and directory advertising revenues were partially offset by a $3.8 million decline in customer premise equipment sales and rentals reflecting lower customer demand for purchasing or leasing landline-based communications equipment.

Primarily due to the DSL customer growth and increased sales of enhanced products and services, average revenue per customer per month increased three percent and two percent in the three and six month periods of 2004, respectively, compared to the same periods in 2003.  Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of DSL and enhanced services to new and existing customers.

Cost of services decreased 4 percent, or $6.9 million and $16.1 million, in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  Interconnection expenses decreased $3.0 million and $6.6 million in the three and six month periods of 2004, respectively, consistent with the declines in toll revenues and access lines discussed above.  Compared to the same periods of 2003, customer service expenses decreased $1.2 million and $3.0 million in the three and six month periods of 2004, respectively, primarily reflecting cost savings from the Company’s continued efforts to control operating expenses.  Salaries and employee benefit costs for both the three and six months ended June 30, 2003 included incremental expenses of $2.4 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America.  Cost of services for the six month period of 2003 also included $6.0 million of additional maintenance costs incurred to repair damage caused by severe winter storms in Kentucky.

Cost of products sold increased slightly in the three months ended June 30, 2004 and decreased $1.9 million, or 13 percent, in the six month period ended June 30, 2004, respectively, compared to the same periods of 2003.  The decrease in the six month period of 2004 was consistent with the decline in sales and leasing of customer premise equipment discussed above.

Selling, general, administrative and other expenses decreased $3.3 million, or 5 percent, and $8.6 million, or 7 percent, in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  The decreases in selling, general, administrative and other expenses in both 2004 periods primarily resulted from reductions in data processing charges and salaries and employee benefit costs, primarily due to cost savings resulting from the Company’s continued control of operating expenses.  Compared to the same periods of 2003, data processing charges decreased $0.9 million and $3.6 million and employee benefit costs and salaries decreased $3.8 million and $6.8 million in the three and six month periods of 2004, respectively.  The decreases in both 2004 periods attributable to reductions in data processing charges and salaries and employee benefit costs were partially offset by increases in advertising costs.  Advertising costs increased $1.1 million and $1.9 million in the three and six month periods of 2004, respectively, compared to the same periods of 2003, primarily due to increased promotional activities including direct mailings to customers.

Depreciation and amortization expense decreased $4.8 million, or 4 percent, and $2.4 million, or 1 percent, in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  The decreases in depreciation and amortization expense in both 2004 periods primarily resulted from a reduction in depreciation rates for the Company’s Nebraska operations, reflecting the results of a triennial study of depreciable lives completed by ALLTEL in the second quarter of 2004 as required by the Nebraska Public Service Commission.

Wireline segment income increased $17.6 million, or 8 percent, and $23.0 million, or 5 percent, in the three and six months ended June 30, 2004, respectively, compared to the same periods of 2003.  The increases in both 2004 periods primarily reflected the selling of additional services and features to existing wireline customers, growth in the Company’s Internet operations, the effects of the incremental strike-related and maintenance costs incurred in 2003 and the Company’s cost savings and expense control efforts discussed above.

Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Severance and employee benefit costs	$—	$7.0	$11.2	$7.0
Relocation costs	—	—	1.4	—
Lease and contract termination costs	—	—	(1.9)	—
Write-down of software development costs	—	1.8	—	1.8
Other exit costs	—	—	0.7	—
Total restructuring and other charges	$—	$8.8	$11.4	$8.8

Regulatory Matters - Wireline Operations

Except for the Kentucky properties acquired in 2002 and the Nebraska operations acquired in 1999, ALLTEL's ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  On a quarterly basis, the Company reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  Some of the Company's ILEC operations have begun to experience competition in their local service areas.  Sources of competition to ALLTEL's local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through June 30, 2004, this competition has not had a material adverse effect on the results of operations of ALLTEL's ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future.  If ALLTEL's ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations.  The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $164.2 million as of June 30, 2004.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.  Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which the Company's ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions.  The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Pennsylvania, South Carolina and Texas.  The Missouri Public Service Commission issued an order, effective July 30, 2004, finding that the Company was not eligible to elect alternative regulation in Missouri.  The Company is presently seeking reconsideration by the commission of its decision, although the commission’s action will not affect the Company's local service and intrastate access rates.  The Company is presently evaluating the election of an available alternative regulation option in Ohio and continues to evaluate alternative regulation options in other states where its ILEC subsidiaries are presently not subject to alternative regulation.  The FCC originally adopted the “all-or-nothing” rule to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.  The acquired Nebraska and Kentucky properties operate under interstate price-cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of the “all-or-nothing” rule with respect to its Nebraska properties and granted the Company a waiver of the “all-or-nothing” rule with respect to the acquired Kentucky properties.  The waivers permit price-cap regulation for these two properties while retaining rate-of-return regulation for ALLTEL’s other ILEC properties.  On February 26, 2004, the FCC released an order modifying the “all-or-nothing” rule to allow a rate-of-return carrier acquiring lines from a price-cap carrier to choose between price-cap or rate-of-return regulation for the acquired lines.  The FCC adopted a notice of proposed rulemaking in conjunction with the order proposing to establish optional alternative regulation mechanisms for rate-of-return carriers.  In the order, the FCC stated that all outstanding waivers of the “all-or-nothing” rule would continue in effect until the FCC issued a final order on the issue.

A number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls.  This service, commonly known as voice-over-Internet-protocol (“VoIP”) telephony, is challenging existing regulatory definitions and raises questions whether such services should be regulated.  While several state public utility commissions have attempted to assert jurisdiction over VoIP services, federal courts in New York and Minnesota indicated that the states are preempted with respect to jurisdiction by the FCC.  On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enable communications services.  The proposed rulemaking sought comment on the differences between IP-enabled services and traditional telephony services, and the distinctions between different types of IP-enabled services.  The FCC indicated that the cost of the public switched telephone network should be borne equitably among those that use it in similar ways and asks which regulatory requirements should be extended to IP-enabled service, including requirements relating to E-911, disability accessibility, access charges, and universal service.

Although the FCC's rulemaking regarding IP-enabled services remains pending, the FCC has adopted two orders establishing broad parameters for the regulation of such services.  Specifically, on February 12, 2004, the FCC released an order declaring Pulver.com’s IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers is not a telecommunications service, but rather was an unregulated information service subject to federal jurisdiction.  On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges.  The FCC ruled that AT&T’s IP telephony service, which converts voice calls to IP format for routing over the public switched telephone network is a regulated telecommunications service subject to interstate access charges.  While the FCC rulemaking regarding the classification of IP-enabled services is pending, ALLTEL continues to evaluate the possible long-term implications of these determinations on its operations.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would significantly modify the existing rules governing reciprocal compensation and access charge regulation.  A number of state proceedings have also been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates with wireless carriers or CLECs.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  Several industry associations intend to present proposals to reform inter-carrier compensation, but the specific details of these plans have not been publicly released.  The FCC is expected to issue an order and further notice of proposed rulemaking on the subject.  Until this proceeding concludes, ALLTEL cannot estimate the potential impact of any changes to the inter-carrier compensation structure of its ILEC revenues and expenses.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years.  The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on embedded costs.  On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the FCC's rules as they pertain to rural telephone companies and to determine what high-cost support mechanism should be adopted when the current funding program expires in June 2006.  At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent universal service compensation plan for rural carriers.  On December 13, 2002, the FCC released an order and further notice of proposed rulemaking adopting an interim USF contribution methodology.  The FCC changed the method for providing federal USF contributions from the historical interstate revenue-based arrangement to contributions based on projected revenues.  In addition, the FCC ruled the USF line item on a customer’s bill could not exceed the relevant USF contribution obligation of the carrier.  The FCC also proposed three “connections-based” models to replace the current revenue-based assessment methodology.  The proposed connection-based methods would establish a universal service charge based either on the number of customer connections, the capacity and nature of the connection, or on the number of working telephone numbers.  The interim universal service changes have not had a material adverse effect on the Company’s wireline operations.  ALLTEL cannot predict at this time the impact to its wireline operations of any permanent USF contribution plan that the FCC might adopt.

On November 8, 2002, the FCC requested that the Joint Board review certain of the FCC’s rules relating to the high-cost universal support levels and the process by which carriers are designated ETCs.  On February 27, 2004, the Joint Board issued its recommended decision regarding a number of issues related to portable USF support for ETCs.  Among its recommendations, the Joint Board suggested that the FCC should adopt optional federal guidelines to assist with state ETC designations and that support should be provided only for a single primary connection per customer.  On June 8, 2004, the FCC asked for comments on the Joint Board’s recommended decision, but did not elaborate or reach tentative conclusion on any of the Joint Board’s recommendations.  At this time, ALLTEL cannot estimate what impact, if any, this proceeding may have on its universal service funding.

On July 10, 2002, the Joint Board recommended that the FCC not modify the existing list of services supported by universal service.  On July 10, 2003, the FCC adopted the Joint Board’s recommendation to retain the existing list of services supported by universal service that did not include equal access offerings.  In its February 27, 2004 decision, the Joint Board again declined to include equal access in the definition of universal service.

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC’s policies on unbundled network elements (“UNEs”) including UNE-P.  UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate.  On August 21, 2003, the FCC released the text of its Triennial Review Order.  The FCC adopted new rules governing the obligations of ILECs to unbundle the elements of their local networks for use by competitors.  The FCC made national findings of impairment or non-impairment for loops, transport and, most significantly, switching.  The FCC delegated to the states the authority to engage in additional fact finding and make alternative impairment findings based on a more granular impairment analysis including evaluation of applicability of FCC-established “triggers”.  The FCC created “mass market” and “enterprise market” customer classifications that generally correspond to the residential and business markets, respectively.  The FCC found that CLECs were not impaired without access to local circuit switching when serving “enterprise market” customers on a national level.  The FCC, however, found CLECs to be impaired on a national level without access to local switching when serving “mass market” customers.  State commissions had 90 days to ask the FCC to waive the finding of no switching impairment for “enterprise market” customers.  The FCC’s presumption that CLECs are impaired without access to transport, high capacity loops and “mass market” switching were subject to a more granular nine-month review by state commissions pursuant to FCC-established triggers and other economic and operational criteria.  The FCC’s decision gave the ILECs significant relief from broadband UNE obligations by imposing no requirement to unbundle packet switching over copper/fiber loops or fiber-to-the-home loops.  In addition, line sharing was eliminated as a UNE.

As part of the Triennial Review Order the FCC also opened a further notice of proposed rulemaking to consider the  “pick and choose” rule under which a competing carrier could select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.  On July 13, 2004, the FCC released an order eliminating the “pick and choose” rule, replacing it with an “all-or-nothing” rule.  Under the new rules, a requesting carrier may only adopt an effective interconnection agreement in its entirety, taking all rates, terms and conditions of the adopted agreement.  The FCC explained that it eliminated the “pick and choose” rule to promote commercial negotiations and produce agreements better tailored to meet carriers’ individuals needs.

On March 2, 2004, the U.S. District Court overturned key portions of the FCC’s Triennial Review Order.  The Court’s decision vacated the nationwide impairment standard, as well as the FCC’s delegation of authority to the states, while generally upholding ILEC broadband relief.  The Court’s decision was to become effective on May 3, 2004.  On March 31, 2004, the FCC commissioners sent a letter to carriers urging them to begin a period of commercial negotiation regarding unbundling network elements.  To provide additional time for these negotiations, the FCC requested and was granted a 45-day extension to June 15, 2004 of the May 3, 2004 effective date of the Court’s decision to vacate the UNE rules.  The FCC and Solicitor General later decided not to pursue review of the decision and announced that it is working on interim UNE rules that should be released shortly.  Until these scenarios unfold and the proceeding has worked its way through the courts, the ultimate impact of the Triennial Review Order and interim UNE rules on ALLTEL’s ILEC operations cannot be determined.

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

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities.  In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an “information service” rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.  The FCC sought comments on their tentative conclusion, but has not reached a final order.  In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service.  The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order.  On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) rejected the FCC’s classification of cable modem service as solely an unregulated “information service”, finding a portion of the service to be a telecommunications service.  The FCC requested a rehearing before the full Ninth Circuit Court, but the request was denied on March 31, 2004.  The Ninth Circuit Court ruling was scheduled to become effective April 8, 2004, but the Ninth Circuit Court stayed the ruling while the FCC and the cable industry prepares a formal appeal to the U. S. Supreme Court.  The U.S. Supreme Court granted an extension of the stay from June 30, 2004 until July 30, 2004.  It remains uncertain whether cable modem service will ultimately fall under common carrier regulation of the 96 Act and whether cable companies will be required to provide nondiscriminatory access to their networks.  At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

Section 251(b) of the Communications Act of 1934 (the “34 Act”), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier.  Wireless carriers are generally defined as “telecommunications carriers” under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”.  As previously discussed under “Regulatory Matters – Wireless Operations”, on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues.  The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs and on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  The majority of the Company’s wireline operations are conducted in markets below the top 100 MSAs and were subject to the later May 24, 2004 implementation date for intermodal porting.  To date, implementation of intermodal porting has not had a significant impact on the Company’s wireline operating results.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except customers in thousands)	2004	2003	2004	2003
Revenues and sales:
Product distribution	$95.9	$100.8	$195.0	$193.9
Long-distance and network management services	72.9	81.1	151.9	162.1
Directory publishing	48.7	35.3	74.9	59.7
Telecommunications information services	11.7	25.6	26.4	52.2
Total revenues and sales	229.2	242.8	448.2	467.9
Costs and expenses:
Cost of services	58.6	73.4	124.6	147.2
Cost of products sold	127.9	124.1	242.7	231.8
Selling, general, administrative and other	13.1	15.7	26.3	32.3
Depreciation and amortization	8.8	8.8	17.3	18.1
Total costs and expenses	208.4	222.0	410.9	429.4
Segment income	$20.8	$20.8	$37.3	$38.5
Long-distance customers	1,717.6	1,644.4	—	—

Communications support services revenues and sales decreased $13.6 million, or 6 percent, and $19.7 million, or 4 percent, for the three and six month periods ended June 30, 2004, respectively, compared to the same periods of 2003.  As noted in the table above, the decrease in revenues and sales in the three month period of 2004 reflected declines in sales of telecommunications equipment and data products, long-distance and network management services and telecommunications information services, partially offset by an increase in directory publishing revenues.  The decrease in the six month period of 2004 reflected declines in long-distance and network management services and telecommunications information services, partially offset by increases in sales of telecommunications equipment and data products and directory publishing revenues. Sales of telecommunications and data products decreased $4.9 million and increased $1.1 million in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.  Sales to non-affiliates increased $5.0 million and $14.0 million in the three and six month periods of 2004, respectively, primarily attributable to increased sales of wireless handsets to retailers and other distributors.  Conversely, compared to the same periods of 2003, sales to affiliates decreased $9.9 million and $12.9 million in the three and six months ended June 30, 2004, respectively, primarily due to a reduction in capital expenditures by the Company’s wireline operations.

Revenues attributable to long-distance and network management services declined $8.2 million and $10.2 million in the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003.  Although the number of long-distance customers served increased during 2004, revenues derived from external customers decreased $3.7 million and $4.1 million in the three and six month periods of 2004, respectively, primarily due to declining usage by residential customers and a reduction in customer billing rates due to competition.  Revenues earned from affiliates for network management services also decreased $4.5 million and $6.1 million for the three and six months ended June 30, 2004, respectively, compared to the same periods a year ago, primarily due to a reduction in intercompany billing rates, which took effect April 1, 2004.  Telecommunications information services revenues decreased $13.9 million and $25.8 million in the three and six months ended June 30, 2004, respectively, primarily due to the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys.  The sold customer contracts represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003.

Directory publishing revenues increased $13.4 million and $15.2 million in the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003, primarily due to an increase in the number of directories contracts published, including the initial publication of directories for the acquired Kentucky operations previously discussed.  In addition, the increase in the six month period of 2004 also reflected a change in accounting for directory contracts in which the Company has a secondary delivery obligation.  Effective January 1, 2003, ALLTEL began deferring a portion of its revenues and related costs to provide for secondary deliveries.  As a result, revenues and related costs associated with any directories for which secondary deliveries were required, but not yet made, were deferred, resulting in a reduction in directory publishing revenues in the six month period of 2003 of $4.4 million.

Primarily due to the decrease in revenues and sales noted above, communications support services segment income decreased $1.2 million, or 3 percent, in the six months ended June 30, 2004, compared to the same period in 2003.  Although revenues and sales also decreased in the three month period of 2004 compared to the same period of 2003, segment income remained unchanged primarily due to improved profit margins in the directory publishing operations.  Profit margins for the directory publishing operations in 2003 had been adversely affected by increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for all directory contracts to be published in 2004.  Previously, these directory publishing services were contracted out to a third party.

Set forth below is a summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2004	2003	2004	2003
Severance and employee benefit costs	$—	$—	$0.5	$—
Relocation costs	—	—	0.1
Lease and contract termination costs	—	(0.5)	—	(0.5)
Write-down of software development costs	—	3.8	—	3.8
Total restructuring and other charges	$—	$3.3	$0.6	$3.3

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(Millions, except per share amounts)	2004	2003
Cash flows from (used in):
Operating activities	$1,248.1	$1,210.1
Investing activities	(465.1)	(677.9)
Financing activities	(753.3)	(963.9)
Discontinued operations	—	792.7
Effect of exchange rate changes	(0.1)	0.8
Increase in cash and short-term investments	$29.6	$361.8
Total capital structure (a)	$12,608.4	$12,598.2
Percent of equity to total capital (b)	55.8%	52.9%
Book value per share (c)	$22.81	$21.37

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

Cash Flows-Operating Activities

Cash provided from operations continued to be ALLTEL’s primary source of liquidity.  Cash provided from operations for the six months ended June 30, 2004 increased slightly compared to the same period of 2003.  The increase in cash provided from operations resulted from favorable changes in working capital requirements, primarily reflecting timing differences in the payment of income taxes and the purchase of inventories.  These favorable changes in working capital requirements were partially offset by adverse timing differences in the collection of accounts receivable and the payment of trade payables.

Cash Flows-Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures for the six months ended June 30, 2004 were $480.5 million compared to $531.4 million for the same period in 2003.  Capital expenditures in both years were incurred to construct additional network facilities, to deploy digital wireless technology in the Company’s existing and acquired wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL, and “walkie-talkie” communications services.  The Company funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the six months ended June 30, 2004 were $14.8 million compared to $28.4 million for the same period in 2003.  The Company expects capital expenditures including capitalized software development costs to be approximately $1.2 to $1.3 billion for 2004, which will be funded primarily from internally generated funds.

There were no cash outlays for the purchase of property in the six months ended June 30, 2004 compared to $132.1 million for the same period of 2003.  During the first six months of 2003, ALLTEL purchased wireless properties in Mississippi for $64.6 million in cash, acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash, and purchased an additional ownership interest in a Wisconsin wireless property for $7.5 million in cash.

Investing activities for the six months ended June 30, 2004 and 2003 also included proceeds from the return on investments of $36.9 million and $17.6 million, respectively.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.

Cash Flows-Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL.  Common and preferred dividend payments were $231.3 million for the six months ended June 30, 2004 compared to $218.1 million for the same period in 2003.  The increase in dividend payments in 2004 primarily reflected growth in the annual dividend rate on ALLTEL’s common stock. In October 2003, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.35 to $.37 per share, raising the annual dividend rate to $1.48 per share.  The Company expects to continue the payment of cash dividends during the balance of 2004.

ALLTEL’s maximum borrowing capacity under its commercial paper program is $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  ALLTEL has a $1.0 billion line of credit under a revolving credit agreement.  During 2003, the Company amended this revolving credit agreement so that the expiration date of the entire $1.0 billion line of credit would be October 1, 2005.  On July 30, 2003, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that expired on July 28, 2004.  No borrowings were outstanding under the revolving credit agreements as of June 30, 2004, December 31, 2003 or June 30, 2003.  On July 28, 2004, the Company replaced its existing $1.0 billion revolving credit agreement with a new five-year revolving credit agreement with a $1.5 billion line of credit.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion.  No commercial paper borrowings were outstanding at June 30, 2004, December 31, 2003 or June 30, 2003.  Commercial paper borrowings outstanding at December 31, 2002 were $25.0 million.  During the first six months of 2004, no borrowings were incurred by the Company under either its commercial paper program or revolving credit agreements.  During 2003, the Company incurred additional commercial paper borrowings of $574.6 million, consisting of $124.6 million to fund the cost of the wireless property acquisitions in Mississippi and Michigan, and $450.0 million to retire a 7.125 percent senior unsecured note that was due March 1, 2003.  During the second quarter of 2003, the Company repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds ALLTEL received in connection with the April 1, 2003, sale of the financial services division of its information services subsidiary to Fidelity National.  ALLTEL also used a portion of the cash proceeds from the sale to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs as further discussed below.

Retirements of long-term debt were $252.9 million and $740.5 million for the six months ended June 30, 2004 and 2003, respectively.  Retirements of long-term debt in 2004 primarily consisted of the repayment of a $250.0 million unsecured note due April 1, 2004.  Retirements of long-term debt in 2003 included the repayment of a $450.0 million unsecured note due March 1, 2003 and the retirement of $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  Retirements of long-term debt in 2003 also included the net reduction from December 31, 2002 in commercial paper borrowings of $25.0 million and scheduled long-term debt retirements of  $16.4 million.

On January 22, 2004, ALLTEL’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two-year period ended December 31, 2005.  Under the repurchase plan, ALLTEL may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors.  Sources of funding the stock buyback program include available cash on hand, operating cash flows, borrowings under ALLTEL’s commercial paper program and proceeds from monetizing the Company’s investment portfolio.  Through June 30, 2004, ALLTEL had repurchased, using available cash on hand, 4.8 million of its common shares at a total cost of $243.0 million.

Cash flows from financing activities also included distributions to minority investors, which amounted to $32.7 million and $28.3 million for the six months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

On August 4, 2004, ALLTEL announced that it had reached agreements with United States Cellular Corp. and TDS Telecom to purchase certain wireless properties in Georgia, Mississippi, North Carolina, Ohio and Wisconsin for $140 million in cash.  The transactions are subject to regulatory approvals and are expected to close in the fourth quarter of 2004.  The Company believes it has sufficient cash and short-term investments on hand ($687.4 million at June 30, 2004) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends, funding the stock repurchase plan, and financing the wireless property acquisitions discussed above.  Additional sources of funding available to ALLTEL include (1) $1.5 billion of borrowings available to the Company under its commercial paper program and revolving credit agreement, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at June 30, 2004 and (3) additional debt securities issued in the private placement market.

ALLTEL’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor”) and Fitch Ratings were unchanged from December 31, 2003 and were as follows:

Description	Moody’s	Standard & Poor	Fitch
Commercial paper credit rating	Prime-1	A-1	F1
Long-term debt credit rating	A2	A	A
Outlook	Stable	Negative	Stable

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

The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of June 30, 2004, the Company’s total debt to capitalization ratio was 44.1 percent.  In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company.  Retained earnings unrestricted as to the payment of dividends by the Company amounted to $5,776.2 million at June 30, 2004.  There are no restrictions on the payment of dividends among members of ALLTEL’s consolidated group.

In connection with the sale of the Company's financial services division previously discussed, ALLTEL received shares of Fidelity National common stock.  As of June 30, 2004, ALLTEL owned approximately 11.2 million shares of Fidelity National common stock, representing an approximate seven percent interest in Fidelity National.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At June 30, 2004, the Company was in compliance with all of its debt covenants.  There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

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

Recently Issued Accounting Pronouncements

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000.  On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”).  FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense.  FSP No. 106-2 became effective as of July 1, 2004.  The Department of Health and Human Services has yet to issue final regulations on the determination of actuarial equivalence and the federal subsidy.  Until such regulations are finalized, ALLTEL cannot fully quantify the effects, if any, that the Act will have on its future benefit costs or accumulated postretirement benefit obligation.  Accordingly, the effects of the Act have not been reflected in the accompanying unaudited consolidated financial statements.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In its Annual Report on Form 10-K for the year ended December 31, 2003, ALLTEL identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing the Company’s consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense and determining the fair values of goodwill and other indefinite-lived intangible assets.  There have been no material changes to ALLTEL’s critical accounting policies during the six-month period ended June 30, 2004.

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

Other Information

On June 17, 2004, ALLTEL received a request from the staff of the Enforcement Division of the SEC to provide by July 19, 2004, on a voluntary basis, information regarding the methodologies used to calculate and internal control procedures performed by the Company to ensure the accurate collection and public disclosure of the number of wireless customers and wireline access lines reported by ALLTEL in its periodic and current reports filed or furnished to the SEC under the Securities Exchange Act of 1934, as amended, and quarterly earnings calls and releases.  The Company provided written responses to the SEC staff on July 19, 2004, in response to the SEC's request.

ALLTEL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at June 30, 2004 are similar to the market risks discussed in ALLTEL’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates.  The Company has estimated its market risk using sensitivity analysis.  For marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices.  For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Equity Price Risk

Changes in equity prices primarily affect the fair value of ALLTEL’s investments in marketable equity securities.  Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available.  At June 30, 2004, investments of the Company were recorded at fair value of $741.1 million, compared to $722.7 million at December 31, 2003.  The increase in fair value primarily reflected the increased market value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division, as previously discussed.  Marketable equity securities amounted to $419.5 million and included unrealized holding gains of $93.8 million at June 30, 2004.  Comparatively, investments in marketable equity securities were $395.8 million at December 31, 2003 and included unrealized holding gains of $73.6 million.  At June 30, 2003, investments in marketable equity securities amounted to $313.7 million and included unrealized holding gains of $23.5 million.  A hypothetical 10 percent decrease in quoted market prices would result in a $41.9 million decrease in the fair value of the Company’s marketable equity securities at June 30, 2004.

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

As of June 30, 2004, the Company had no borrowings outstanding under its commercial paper program.  The Company has entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable as of June 30, 2004.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.2 percent at June 30, 2004.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $10.0 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $10.0 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three and six months ended June 30, 2004 and 2003.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II – OTHER INFORMATION

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)                      On January 23, 2004, ALLTEL announced a $750.0 million stock repurchase plan that expires on December 31, 2005.  During the first quarter of 2004, the Company repurchased 4,825,600 shares of its common stock at a total cost of $243.0 million, or an average cost of $50.36 per share.  There were no repurchases under the stock repurchase plan during the second quarter of 2004 as indicated in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
April 1-30, 2004	—	—	—	$507.0 million
May 1-31, 2004	—	—	—	$507.0 million
June 1-30, 2004	—	—	—	$507.0 million
Total	—	—	—

ALLTEL CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

The Company’s 2004 Annual Meeting of Stockholders was held on April 22, 2004.  At the meeting, the following items were submitted to a vote of stockholders:

(1)          The election of four directors, constituting the class of the Board of Directors who will serve a three-year term expiring at the 2007 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Scott T. Ford	262,954,450	5,906,115
Lawrence L. Gellerstedt, III	263,489,464	5,371,101
Emon A. Mahony, Jr.	261,633,163	7,227,402
Ronald Townsend	263,775,311	5,085,254

(2)          The appointment of PricewaterhouseCoopers LLP to audit ALLTEL’s consolidated financial statements for the fiscal year ending December 31, 2004 was ratified with 263,712,621 votes for, 3,354,336 votes against and 1,793,608 abstentions.

(3)          A stockholder proposal to change ALLTEL Corporation’s employment opportunity policy was defeated with 56,612,433 votes for, 149,470,989 votes against, 18,275,743 abstentions, and 44,501,400 broker non-votes.

Item 6.           Exhibits and Reports on Form 8-K

(a)                      See the exhibits specified on the Index of Exhibits located at Page 42.

(b)                     Reports on Form 8-K:

Current Report on Form 8-K dated April 22, 2004, reporting under Item 12, Disclosure of Results of Operations and Financial Condition, the Company’s Press Release announcing ALLTEL’s 2004 first quarter unaudited consolidated results of operations.

Current Report on Form 8-K dated April 23, 2004, reporting under Item 11, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans, an impending blackout period to be imposed under the ALLTEL Corporation 401(k) Plan.

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
(Principal Financial Officer)
August 6, 2004

ALLTEL CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits
(10)(a)(1)

Five Year Revolving Credit Agreement dated as of July 28, 2004 between ALLTEL Corporation and Bank of America, N.A., JPMorgan Chase Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc., Citicorp USA, Inc., KeyBank National Association, Wachovia Bank, National Association, and Barclays Bank PLC.

(a)

(10)(c)(7)(a)	Change in Control Agreement by and between the Company and C.J. Duvall Jr. effective as of January 22, 2004.	(a)

(10)(c)(8)(a)	Change in Control Agreement by and between the Company and Sharilyn S. Gasaway effective as of January 22, 2004.	(a)

(10)(c)(9)(a)	Change in Control Agreement by and between the Company and Scott H. Settelmyer effective as of January 22, 2004.	(a)

(10)(k)(9)	Amendment No. 4 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(10)(o)(7)	Amendment No. 6 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a) Filed herewith.