Form 10-Q
period 2004-09-30
ALLTEL CORP
filed 2004-11-05
CIK 65873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

YES  ☒      NO  ☐

Number of common shares outstanding as of October 31, 2004: 303,757,567

The Exhibit Index is located on page 43.

ALLTEL CORPORATION

FORM 10-Q

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

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share amounts) Assets	September 30, 2004	December 31, 2003
Current Assets:
Cash and short-term investments	$648.4	$657.8
Accounts receivable (less allowance for doubtful accounts of $53.5 and $46.3, respectively)	912.0	890.0
Inventories	111.2	122.1
Prepaid expenses and other	67.0	59.2
Total current assets	1,738.6	1,729.1
Investments	744.0	722.7
Goodwill	4,759.7	4,854.2
Other intangibles	1,291.8	1,337.0
Property, Plant and Equipment:
Land	270.7	259.2
Buildings and improvements	1,103.4	1,053.0
Wireline	6,685.4	6,514.7
Wireless	5,598.5	5,255.8
Information processing	1,029.5	946.7
Other	485.7	482.3
Under construction	384.3	398.2
Total property, plant and equipment	15,557.5	14,909.9
Less accumulated depreciation	8,101.9	7,289.1
Net property, plant and equipment	7,455.6	7,620.8
Other assets	379.1	397.3
Total Assets	$16,368.8	$16,661.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$226.1	$277.2
Accounts payable	386.7	479.8
Advance payments and customer deposits	213.2	205.3
Accrued taxes	205.9	114.6
Accrued dividends	113.3	116.2
Accrued interest	86.1	107.1
Other current liabilities	170.0	192.5
Total current liabilities	1,401.3	1,492.7
Long-term debt	5,380.0	5,581.2
Deferred income taxes	1,612.3	1,417.7
Other liabilities	977.7	1,147.3
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 12,775 and 13,928 shares issued and outstanding, respectively	0.3	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 303,726,333 and 312,643,922 shares issued and outstanding, respectively	303.7	312.6
Additional paid-in capital	275.6	750.1
Unrealized holding gain on investments	99.3	73.6
Foreign currency translation adjustment	0.5	0.6
Retained earnings	6,318.1	5,884.9
Total shareholders’ equity	6,997.5	7,022.2
Total Liabilities and Shareholders’ Equity	$16,368.8	$16,661.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2004	2003	2004	2003
Revenues and sales:
Service revenues	$1,885.4	$1,836.1	$5,476.9	$5,350.1
Product sales	217.7	214.1	629.5	616.1
Total revenues and sales	2,103.1	2,050.2	6,106.4	5,966.2
Costs and expenses:
Cost of services (excluding depreciation of $232.0, $229.3, $695.6 and $674.8, respectively, included below)	624.4	602.6	1,769.4	1,705.6
Cost of products sold	262.6	272.4	775.9	781.4
Selling, general, administrative and other	373.6	376.3	1,121.7	1,109.9
Depreciation and amortization	324.7	312.2	967.2	926.4
Restructuring and other charges	—	—	51.8	19.0
Total costs and expenses	1,585.3	1,563.5	4,686.0	4,542.3
Operating income	517.8	486.7	1,420.4	1,423.9

Equity earnings in unconsolidated partnerships	24.3	13.8	53.5	48.0
Minority interest in consolidated partnerships	(23.7)	(22.3)	(60.9)	(61.5)
Other income, net	15.7	3.4	23.2	7.5
Interest expense	(86.7)	(91.1)	(265.0)	(287.7)
Write-down of investments and other	—	—	—	(13.1)

Income from continuing operations before income taxes	447.4	390.5	1,171.2	1,117.1
Income taxes	143.7	147.7	415.1	422.5

Income from continuing operations	303.7	242.8	756.1	694.6
Discontinued operations (income tax benefit of $19.5 in 2004, net of income taxes of $256.2 in 2003)	19.5	—	19.5	361.0

Income before cumulative effect of accounting change	323.2	242.8	775.6	1,055.6
Cumulative effect of accounting change (net of income taxes of $10.3)	—	—	—	15.6

Net income	323.2	242.8	775.6	1,071.2
Preferred dividends	—	—	0.1	0.1
Net income applicable to common shares	$323.2	$242.8	$775.5	$1,071.1
Earnings per share:
Basic:
Income from continuing operations	$.99	$.78	$2.45	$2.23
Income from discontinued operations	.06	—	.06	1.16
Cumulative effect of accounting change	—	—	—	.05
Net income	$1.05	$.78	$2.51	$3.44
Diluted:
Income from continuing operations	$.99	$.78	$2.44	$2.23
Income from discontinued operations	.06	—	.06	1.15
Cumulative effect of accounting change	—	—	—	.05
Net income	$1.05	$.78	$2.50	$3.43
Pro forma amounts assuming change in accounting principle was applied retroactively:
Net income	$323.2	$242.8	$775.6	$1,055.6
Basic earnings per share	$1.05	$.78	$2.51	$3.39
Diluted earnings per share	$1.05	$.78	$2.50	$3.38

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2004	2003

Cash Provided from Operations:
Net income	$775.6	$1,071.2
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(19.5)	(361.0)
Cumulative effect of accounting change	—	(15.6)
Depreciation and amortization	967.2	926.4
Provision for doubtful accounts	137.3	142.5
Non-cash portion of restructuring and other charges	25.6	13.2
Write-down of investments	—	6.0
Increase in deferred income taxes	188.6	141.5
Reversal of income tax contingency reserves	(19.7)	—
Other, net	(8.5)	(1.5)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(164.3)	(89.5)
Inventories	10.9	(4.7)
Accounts payable	(93.0)	(31.9)
Other current liabilities	64.1	42.9
Other, net	(20.2)	11.1
Net cash provided from operations	1,844.1	1,850.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(757.3)	(806.5)
Additions to capitalized software development costs	(23.6)	(44.6)
Additions to investments	(2.8)	(10.8)
Purchases of property, net of cash acquired	—	(160.6)
Proceeds from the return on investments	67.1	34.3
Other, net	(0.6)	16.0
Net cash used in investing activities	(717.2)	(972.2)

Cash Flows from Financing Activities:
Dividends on preferred and common stock	(345.3)	(327.2)
Reductions in long-term debt	(255.0)	(744.3)
Repurchases of common stock	(506.9)	—
Distributions to minority investors	(49.7)	(44.4)
Common stock issued	20.7	30.9
Net cash used in financing activities	(1,136.2)	(1,085.0)

Net cash provided from discontinued operations	—	638.2

Effect of exchange rate changes on cash and short-term investments	(0.1)	0.7

Increase (decrease) in cash and short-term investments	(9.4)	432.3

Cash and Short-term Investments:
Beginning of the period	657.8	134.6
End of period	$648.4	$566.9

Non-Cash Investing and Financing Activity:
Change in fair value of investments in equity securities	$32.2	$31.5
Change in fair value of interest rate swap agreements	$(2.0)	$(5.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Unrealized Holding Gain On Investments	Foreign Currency Translation Adjustment	Retained Earnings	Total
Balance at December 31, 2003	$0.4	$312.6	$750.1	$73.6	$0.6	$5,884.9	$7,022.2
Net income	—	—	—	—	—	775.6	775.6
Other comprehensive income, net of tax: (See Note 6)
Unrealized holding gains on investments,
Net of reclassification adjustments	—	—	—	25.7	—	—	25.7
Foreign currency translation adjustment	—	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	25.7	(0.1)	775.6	801.2
Employee plans, net	—	0.5	20.1	—	—	—	20.6
Restricted stock, net of unearned compensation	—	0.2	2.1	—	—	—	2.3
Tax benefit for non-qualified stock options	—	—	0.5	—	—	—	0.5
Conversion of preferred stock	(0.1)	0.1	—	—	—	—	—
Repurchases of stock	—	(9.7)	(497.2)	—	—	—	(506.9)
Dividends:
Common - $1.48 per share	—	—	—	—	—	(342.3)	(342.3)
Preferred	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2004	$0.3	$303.7	$275.6	$99.3	$0.5	$6,318.1	$6,997.5

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.                      General:

Basis of Presentation – The consolidated financial statements at September 30, 2004 and 2003 and for the three and nine month periods then ended of ALLTEL Corporation (“ALLTEL” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.                      Accounting Changes:

Change in Accounting Principle – Except for certain wireline subsidiaries as further discussed below, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position, or cash flows as of and for the three and nine months ended September 30, 2004 or 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $168.8 million and $156.0 million at September 30, 2004 and 2003, respectively.  For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003 resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the nine months ended September 30, 2003.

Change in Accounting Estimate – The Company is routinely audited by federal, state and foreign taxing authorities.  The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid.  Accordingly, ALLTEL maintains tax contingency reserves for such potential assessments.  The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service ("IRS") or other taxing authorities resulting from existing tax exposures and are adjusted, from time to time, based upon changing facts and circumstances.  During the third quarter of 2004, the IRS completed its fieldwork related to the audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001.  As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, ALLTEL reassessed its income tax contingency reserves to reflect the IRS findings.  Based upon this reassessment, ALLTEL recorded a $129.3 million reduction in these reserves in the third quarter of 2004.  The reserve adjustments primarily related to acquisition-related issues and included interest charges on potential assessments.  The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million (see Note 3) and a reduction in income tax expense associated with continuing operations of $19.7 million.  In addition, $15.1 million of the adjustments to the tax contingency reserves related to the financial services division of ALLTEL’s information

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.                      Accounting Changes, Continued:

services subsidiary, ALLTEL Information Services, Inc., that was sold to Fidelity National Financial Inc. ("Fidelity National") on April 1, 2003.  (See Note 11.)  Pursuant to the terms of the sale agreement, ALLTEL retained, as of the date of sale, all income tax liabilities related to the sold operations and agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division for periods prior to the date of sale.  The adjustment of the tax contingency reserves related to the disposed financial services division has been reported as "discontinued operations" in the Company's interim consolidated financial statements for the three and nine months ended September 30, 2004.

3.                      Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.  As of January 1, 2004, ALLTEL completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.  The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2004 were as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Total
Balance at December 31, 2003	$3,604.3	$1,247.6	$2.3	$4,854.2
Other – reversal of income tax contingency reserves	(94.5)	—	—	(94.5)
Balance at September 30, 2004	$3,509.8	$1,247.6	$2.3	$4,759.7

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	September 30, 2004	December 31, 2003
Cellular licenses	$761.6	$761.6
Personal Communications Services licenses	78.5	78.5
Franchise rights – wireline	265.0	265.0
	$1,105.1	$1,105.1

Intangible assets subject to amortization were as follows:

	September 30, 2004
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(203.7)	$178.7
Franchise rights	22.5	(14.5)	8.0
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(221.1)	$186.7

	December 31, 2003
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$382.4	$(159.6)	$222.8
Franchise rights	22.5	(13.4)	9.1
Non-compete agreements	2.9	(2.9)	—
	$407.8	$(175.9)	$231.9

Amortization expense for intangible assets subject to amortization was $15.0 million and $45.2 million for the three and nine month periods ended September 30, 2004, compared to $15.2 million and $45.2 million for the same periods of 2003.  Amortization expense for intangible assets subject to amortization is estimated to be $60.3 million in 2004, $59.6 million in 2005, $41.0 million in 2006, $24.3 million in 2007 and $18.1 million in 2008.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.                      Restructuring and Other Charges:

A summary of the restructuring and other charges recorded during the nine months ended September 30, 2004 was as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Corporate Operations	Total
Severance and employee benefit costs	$8.8	$11.2	$0.5	$2.1	$22.6
Relocation costs	3.2	1.4	0.1	0.1	4.8
Lease and contract termination costs	0.5	(1.9)	—	(0.1)	(1.5)
Write-down in the carrying value of certain facilities	0.7	—	—	24.1	24.8
Other exit costs	0.4	0.7	—	—	1.1
Total restructuring and other charges	$13.6	$11.4	$0.6	$26.2	$51.8

In January 2004, the Company announced its plans to reorganize its operations and support teams.  Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations.  In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs.  The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL.  As of September 30, 2004, the Company had paid $22.2 million in severance and employee-related expenses, and all of the employee reductions had been completed.  ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs.  The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations.  During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National, as further discussed in Note 11 to the unaudited interim consolidated financial statements.

A summary of the restructuring and other charges recorded during the nine months ended September 30, 2003 was as follows:

(Millions)	Wireless	Wireline	Communications Support Services	Corporate Operations	Total
Severance and employee benefit costs	$1.3	$7.0	$—	$(2.0)	$6.3
Lease and contract termination costs	—	—	(0.5)	—	(0.5)
Write-down of software development costs	7.6	1.8	3.8	—	13.2
Total restructuring and other charges	$8.9	$8.8	$3.3	$(2.0)	$19.0

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of September 30, 2004, the Company had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.                      Restructuring and Other Charges, Continued:

The following is a summary of activity related to the liabilities associated with the Company’s restructuring and other charges for the nine months ended September 30, 2004:

(Millions)
Balance as of December 31, 2003	$3.8
Restructuring and other charges	54.1
Reversal of accrued liabilities	(2.3)
Non-cash write-down of assets	(25.6)
Cash outlays	(27.9)
Balance as of September 30, 2004	$2.1

At September 30, 2004, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $0.9 million, relocation expenses of $0.8 million and lease and contract termination costs of $0.4 million and is included in other current liabilities in the accompanying consolidated balance sheets.

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

6.                      Comprehensive Income:

Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Net income	$323.2	$242.8	$775.6	$1,071.2
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising in the period	8.5	(7.0)	32.2	31.5
Income tax expense (benefit)	3.0	(2.7)	6.5	12.3
	5.5	(4.3)	25.7	19.2

Foreign currency translation adjustment for the period	—	—	(0.1)	0.8
Reclassification adjustments for losses included in net income for the period	—	—	—	6.7
	—	—	(0.1)	7.5

Other comprehensive income (loss) before tax	8.5	(7.0)	32.1	39.0
Income tax expense (benefit)	3.0	(2.7)	6.5	12.3
Other comprehensive income (loss)	5.5	(4.3)	25.6	26.7
Comprehensive income	$328.7	$238.5	$801.2	$1,097.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.                      Earnings per Share:

Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding preferred stock.  The dilutive effects of stock options and preferred stock were determined using the treasury stock method.

A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2004	2003	2004	2003
Basic earnings per share:
Income from continuing operations	$303.7	$242.8	$756.1	$694.6
Income from discontinued operations	19.5	—	19.5	361.0
Cumulative effect of accounting change	—	—	—	15.6
Less preferred dividends	—	—	(0.1)	(0.1)
Net income applicable to common shares	$323.2	$242.8	$775.5	$1,071.1

Weighted average common shares outstanding for the period	306.8	312.0	308.8	311.6

Basic earnings per share:
From continuing operations	$.99	$.78	$2.45	$2.23
From discontinued operations	.06	—	.06	1.16
Cumulative effect of accounting change	—	—	—	.05
Net income	$1.05	$.78	$2.51	$3.44

Diluted earnings per share:
Net income applicable to common shares	$323.2	$242.8	$775.5	$1,071.1
Adjustment for convertible preferred stock dividends	—	—	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock	$323.2	$242.8	$775.6	$1,071.2

Weighted average common shares outstanding for the period	306.8	312.0	308.8	311.6
Increase in shares resulting from the assumed:
Exercise of stock options	0.7	0.6	0.7	0.7
Conversion of preferred stock	0.3	0.3	0.3	0.3
Weighted average common shares assuming conversion	307.8	312.9	309.8	312.6

Diluted earnings per share:
From continuing operations	$.99	$.78	$2.44	$2.23
From discontinued operations	.06	—	.06	1.15
Cumulative effect of accounting change	—	—	—	.05
Net income	$1.05	$.78	$2.50	$3.43

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Revenues and Sales from External Customers:
Wireless	$1,313.7	$1,233.2	$3,751.3	$3,536.4
Wireline	562.6	568.4	1,688.7	1,709.8
Communications support services	149.3	161.0	440.3	462.5
Total business segments	$2,025.6	$1,962.6	$5,880.3	$5,708.7

Intersegment Revenues and Sales:
Wireless	$—	$—	$—	$—
Wireline	40.3	36.8	123.3	110.5
Communications support services	77.9	83.0	235.1	249.4
Total business segments	$118.2	$119.8	$358.4	$359.9

Total Revenues and Sales:
Wireless	$1,313.7	$1,233.2	$3,751.3	$3,536.4
Wireline	602.9	605.2	1,812.0	1,820.3
Communications support services	227.2	244.0	675.4	711.9
Total business segments	2,143.8	2,082.4	6,238.7	6,068.6
Less intercompany eliminations	(40.7)	(32.2)	(132.3)	(102.4)
Total revenues and sales	$2,103.1	$2,050.2	$6,106.4	$5,966.2

Segment Income:
Wireless	$287.6	$268.4	$760.1	$766.4
Wireline	227.7	207.4	690.3	647.0
Communications support services	11.5	20.3	48.8	58.8
Total segment income	526.8	496.1	1,499.2	1,472.2
Corporate expenses	(9.0)	(9.4)	(27.0)	(29.3)
Restructuring and other charges	—	—	(51.8)	(19.0)
Equity earnings in unconsolidated partnerships	24.3	13.8	53.5	48.0
Minority interest in consolidated partnerships	(23.7)	(22.3)	(60.9)	(61.5)
Other income, net	15.7	3.4	23.2	7.5
Interest expense	(86.7)	(91.1)	(265.0)	(287.7)
Write-down of investments and other	—	—	—	(13.1)
Income from continuing operations before income taxes	$447.4	$390.5	$1,171.2	$1,117.1

Segment assets were as follows:

(Millions)	September 30, 2004	December 31, 2003
Wireless	$9,559.2	$9,673.9
Wireline	5,050.0	5,212.9
Communications support services	484.8	518.6
Total business segments	15,094.0	15,405.4
Corporate headquarters assets not allocated to segments	1,315.0	1,319.3
Less elimination of intersegment receivables	(40.2)	(63.6)
Total consolidated assets	$16,368.8	$16,661.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.                    Business Segment Information, Continued:

Supplemental information pertaining to the communications support services segment was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Revenues and Sales from External Customers:
Product distribution	$80.4	$74.9	$221.9	$202.4
Long-distance and network management services	49.7	51.0	144.7	150.1
Directory publishing	9.5	6.3	37.6	29.0
Telecommunications information services	9.7	28.8	36.1	81.0
Total	$149.3	$161.0	$440.3	$462.5

Intersegment Revenues and Sales:
Product distribution	$28.8	$32.4	$82.3	$98.8
Long-distance and network management services	27.5	29.0	84.4	92.0
Directory publishing	21.6	21.6	68.4	58.6
Telecommunications information services	—	—	—	—
Total	$77.9	$83.0	$235.1	$249.4

Total Revenues and Sales:
Product distribution	$109.2	$107.3	$304.2	$301.2
Long-distance and network management services	77.2	80.0	229.1	242.1
Directory publishing	31.1	27.9	106.0	87.6
Telecommunications information services	9.7	28.8	36.1	81.0
Total revenues and sales	$227.2	$244.0	$675.4	$711.9

9.                      Stock-Based Compensation:

Under the Company’s stock-based compensation plans, ALLTEL may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees.  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  For fixed stock options granted under these plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant.  Accordingly, ALLTEL does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in the three and nine month periods ended September 30, 2004 or 2003.  In January 2004, the Company granted 173,000 shares of restricted stock to certain senior management employees.  The restricted shares will vest in equal increments over a three-year period from the date of grant.  Compensation expense related to these restricted shares amounted to $0.7 million and $2.1 million for the three and nine month periods ended September 30, 2004.  Unrecognized compensation expense for the restricted shares amounted to $6.4 million and was included in additional paid-in capital in the accompanying consolidated balance sheet and consolidated statement of shareholders' equity as of September 30, 2004.  The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three and nine months ended September 30:

		Three Months Ended		Nine Months Ended
(Millions, except per share amounts)		2004	2003	2004	2003
Net income as reported		$323.2	$242.8	$775.6	$1,071.2
Add stock-based compensation expense included in net income, net of related tax effects		0.5	—	1.4	—
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(7.0)	(7.0)	(19.9)	(18.3)
Pro forma net income		$316.7	$235.8	$757.1	$1,052.9
Basic earnings per share:	As reported	$1.05	$.78	$2.51	$3.44
	Pro forma	$1.03	$.76	$2.45	$3.38
Diluted earnings per share:	As reported	$1.05	$.78	$2.50	$3.43
	Pro forma	$1.03	$.75	$2.44	$3.37

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.                      Stock-Based Compensation, Continued:

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

10.               Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

The Company maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL’s directory publishing subsidiary.  The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees.  In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  The Company funds the accrued costs of the unfunded plans as benefits are paid.  The components of pension expense, including provision for executive retirement agreements, were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Benefits earned during the year	$7.7	$6.6	$23.1	$19.9
Interest cost on benefit obligation	13.0	13.1	38.9	39.2
Amortization of transition asset	—	(0.3)	—	(0.9)
Amortization of prior service cost (credit)	—	—	0.2	(0.1)
Recognized net actuarial loss	5.0	5.2	14.8	15.6
Expected return on plan assets	(17.6)	(14.3)	(52.8)	(42.9)
Net periodic benefit expense	$8.1	$10.3	$24.2	$30.8

ALLTEL disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $5.0 million for retirement benefits in 2004 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans.  Primarily due to the timing of the required contributions to fund the supplemental retirement plans, actual contributions were $4.2 million for the nine months ended September 30, 2004.  ALLTEL does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2004.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in ALLTEL’s qualified pension plan.

The Company provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  The Company funds the accrued costs of these plans as benefits are paid.  The components of postretirement expense were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Benefits earned during the year	$0.1	$0.2	$0.5	$0.5
Interest cost on benefit obligation	3.9	3.7	11.8	11.1
Amortization of transition obligation	0.2	0.2	0.6	0.6
Amortization of prior service cost	0.4	0.4	1.2	1.2
Recognized net actuarial loss	2.3	1.8	6.7	5.4
Expected return on plan assets	—	—	—	—
Net periodic benefit expense	$6.9	$6.3	$20.8	$18.8

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000.  On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”).  FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense.  The Department of Health and Human Services has yet to issue final regulations on the determination of actuarial equivalence and the federal subsidy.  Based on its current

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.             Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

understanding of the Act, ALLTEL believes that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D.  Effective July 1, 2004, ALLTEL prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an approximate $16.5 million reduction in the Company’s accumulated postretirement benefit obligation.  The adoption of FSP No. 106-2 and subsequent remeasurement did not have a material impact on the Company’s 2004 postretirement expense.  Once the final federal regulations are issued, ALLTEL will re-evaluate the effects of the Act on its future benefit costs and accumulated postretirement benefit obligation.

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

As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s interim consolidated statements of income and cash flows for the period ended September 30, 2003.  The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations.

In January 2003, ALLTEL also completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers. As a result, the operations of ALLTEL Mortgage Solutions, Ltd. have also been reflected as discontinued operations in the Company’s interim consolidated statements of operations and cash flows for the period ended September 30, 2003.

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Revenues and sales	$—	$—	$—	$210.3
Operating expenses	—	—	—	148.1
Operating income	—	—	—	62.2
Other expense, net	—	—	—	(0.1)
Gain on sale of discontinued operations	—	—	—	555.1
Pretax income from discontinued operations	—	—	—	617.2
Income tax expense (benefit)	(19.5)	—	(19.5)	256.2
Income from discontinued operations	$19.5	$—	$19.5	$361.0

Note:    The income tax benefit recorded in the third quarter of 2004 included the reversal of $15.1 million of federal income tax contingency reserves attributable to the sold financial services division, as previously discussed in Note 2.  In connection with the IRS audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001, the Company also recorded a foreign tax credit carryback benefit of $4.4 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.               Discontinued Operations, Continued:

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the nine months ended September 30, 2003:

(Millions)
Net cash used in operating activities	$(125.1	) (a)
Net cash provided by investing activities	763.4	(b)
Net cash used in financing activities	(0.1)
Net cash provided by discontinued operations	$638.2

Notes:

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

In conjunction with the sale of the financial services division, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million.  Because of the low probability of being required to pay any amount under this indemnification, ALLTEL determined the fair value of this obligation to be immaterial to the consolidated results of operations, cash flows and financial condition of the Company.  Accordingly, the Company has not recorded a liability related to it.  ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale.  ALLTEL’s obligation to Fidelity National under this indemnification is not subject to a maximum amount.  As of September 30, 2004, the Company has recorded income tax liabilities of approximately $11.3 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

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

ALLTEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“ALLTEL” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2004 and 2003, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

EXECUTIVE SUMMARY

ALLTEL is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to more than 13 million residential and business customers in 26 states.  Among the highlights in the third quarter of 2004:

•                  Wireless postpay customer growth remained strong as ALLTEL added more than 100,000 net postpay customers during the third quarter.  Primarily due to ALLTEL’s proactive retention strategies and customer contract extensions, wireless postpay churn decreased 40 basis points from the same period a year ago to 1.80 percent.  As a result of lower prepay customer additions, total gross customer additions decreased 9 percent from the same period a year ago to 642,000.  Total churn, which includes prepay customer losses, was 2.33 percent for the quarter resulting in total wireless net customer additions of 58,000.

•                  Wireless service revenues increased 6 percent from the same period a year ago driven by an 8 percent increase in retail revenues.  Retail minutes of use per wireless customer per month increased 33 percent from the same period a year ago to 516 minutes.

•                  Wireless segment income for the third quarter of 2004 increased 7 percent from the same period a year ago, reflecting growth in retail revenues, higher retail prices realized on the sale of wireless handsets and the effects of rebates earned by ALLTEL for attaining specified purchase volumes with its handset vendors.  The growth in wireless segment income attributable to these factors was partially offset by a decline in wholesale wireless revenues and increased network costs attributable to the significant growth in customer usage.  Wireless wholesale revenues decreased 4 percent year-over-year, primarily due to lower analog and TDMA minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network, partially offset by continued growth in CDMA minutes of use.

•                  In its wireline business, ALLTEL added more than 22,000 high-speed data customers, increasing ALLTEL’s DSL customer base to approximately 217,000.  During the quarter, the Company lost approximately 26,000 wireline access lines bringing the total year-over-year decline to approximately 2.5 percent.  Average revenue per wireline customer increased 2 percent from a year ago to $65.84 due primarily to growth in DSL revenues and selling additional services and features to existing wireline customers.  Wireline segment income comparisons for the third quarter of 2004 were favorably affected by the effects of strike-related expenses of $10.6 million incurred in the third quarter of 2003.  As a result of ALLTEL’s continued focus on controlling operating expenses and the favorable year-over-year comparisons attributable to the strike-related expenses, wireline segment income for the third quarter of 2004 increased 10 percent from the same period a year ago.

•                  ALLTEL maintained its strong financial position while repurchasing 4.85 million of its common shares at a cost of $263.9 million.  During the year, ALLTEL has repurchased 9.7 million of its common shares at a total cost of $506.9 million, leaving $243.1 million remaining under the Company’s $750.0 million stock repurchase program that expires at the end of 2005.  At September 30, 2004, the Company had available more than $1 billion in cash and marketable securities.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2004	2003	2004	2003
Revenues and sales:
Service revenues	$1,885.4	$1,836.1	$5,476.9	$5,350.1
Product sales	217.7	214.1	629.5	616.1
Total revenues and sales	2,103.1	2,050.2	6,106.4	5,966.2
Costs and expenses:
Cost of services	624.4	602.6	1,769.4	1,705.6
Cost of products sold	262.6	272.4	775.9	781.4
Selling, general, administrative and other	373.6	376.3	1,121.7	1,109.9
Depreciation and amortization	324.7	312.2	967.2	926.4
Restructuring and other charges	—	—	51.8	19.0
Total costs and expenses	1,585.3	1,563.5	4,686.0	4,542.3
Operating income	517.8	486.7	1,420.4	1,423.9
Non-operating income (expense), net	16.3	(5.1)	15.8	(6.0)
Interest expense	(86.7)	(91.1)	(265.0)	(287.7)
Write-down of investments and other	—	—	—	(13.1)
Income from continuing operations before income taxes	447.4	390.5	1,171.2	1,117.1
Income taxes	143.7	147.7	415.1	422.5
Income from continuing operations	303.7	242.8	756.1	694.6
Income from discontinued operations, net of income taxes	19.5	—	19.5	361.0
Cumulative effect of accounting change, net of income taxes	—	—	—	15.6
Net income	$323.2	$242.8	$775.6	$1,071.2
Basic earnings per share:
Income from continuing operations	$.99	$.78	$2.45	$2.23
Income from discontinued operations	.06	—	.06	1.16
Cumulative effect of accounting change	—	—	—	.05
Net income	$1.05	$.78	$2.51	$3.44
Diluted earnings per share:
Income from continuing operations	$.99	$.78	$2.44	$2.23
Income from discontinued operations	.06	—	.06	1.15
Cumulative effect of accounting change	—	—	—	.05
Net income	$1.05	$.78	$2.50	$3.43

Service revenues increased $49.3 million, or 3 percent, and $126.8 million, or 2 percent, for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods.  The increases in service revenues primarily reflected growth in ALLTEL’s wireless customer base and the corresponding increases in wireless access revenues, which increased $85.2 million and $244.7 million in the three and nine month periods in 2004, respectively, as compared to the same 2003 periods.  Service revenues for both 2004 periods also reflected growth in revenues derived from wireless and wireline data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans.  Revenues from data and enhanced services increased $17.4 million and $55.2 million in the three and nine month periods of 2004, respectively, as compared to the same periods in 2003, primarily reflecting continued demand for these services.  Wireless service revenues also included increases in regulatory and other fees of $19.8 million and $41.4 million in the three and nine month periods of 2004, respectively.  Regulatory fees in 2004 included Universal Service Fund (“USF”) support received by ALLTEL pursuant to its certification in five states as an Eligible Telecommunications Carrier (“ETC”), and accounted for $9.7 million and $24.9 million of the overall increases in regulatory fees in the three and nine month periods of 2004, respectively.  The increase in regulatory fees in the nine month period of 2004 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in Federal Communications Commission (“FCC”) regulations applicable to universal service fees that were effective on April 1, 2003.

The above increases in service revenues were partially offset by lower wireless airtime, retail roaming and wholesale revenues, reductions in revenues derived from telecommunications information services and decreases in wireline access and toll service revenues.  Compared to the same periods of 2003, wireless airtime and retail roaming revenues decreased $34.4 million and $96.2 million in the three and nine months ended September 30, 2004, respectively.   The decreases in wireless airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes.  For a flat monthly service fee, such rate plans provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.

Wholesale wireless revenues declined $4.5 million and $18.1 million in the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003.  The decline in wholesale wireless revenues was principally due to lower analog and TDMA minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network, partially offset by growth in CDMA minutes of use as other CDMA carriers direct wholesale traffic to ALLTEL’s network.  Telecommunications information services revenues decreased $19.1 million and $44.9 million in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003.  The decreases in revenues attributable to telecommunications information services primarily resulted from the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys Information Management Group, Inc. (“Convergys”).  Revenues from long-distance and network management services decreased $2.8 million and $13.0 million in the three and nine month periods of 2004, respectively, primarily due to declining usage by residential customers and a reduction in intercompany and residential customer billing rates.  Wireline local access service and intrastate network access and toll revenues decreased $8.6 million and $31.7 million in the three and nine months ended September 30, 2004, respectively, primarily as a result of the loss of wireline access lines due, in part, to broadband and wireless substitution.

Product sales increased 2 percent in both the three and nine month periods ended September 30, 2004 compared to the same periods in 2003, or $3.6 million and $13.4 million, respectively.  The increases in product sales in both 2004 periods were primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications.

Cost of services increased 4 percent in both the three and nine months ended September 30, 2004 compared to the same periods in 2003, or $21.8 million and $63.8 million, respectively.  Cost of services for the three and nine month periods of 2004 reflected increases in wireless network-related costs of $35.8 million and $95.2 million, respectively, compared to the same 2003 periods, primarily due to increased network traffic resulting from customer growth, increased minutes of use and expansion of network facilities.  Compared to the same periods in 2003, cost of services for the three and nine month periods of 2004 also reflected increases in wireless customer service expenses of $10.9 million and $28.4 million, respectively, primarily reflecting additional costs associated with ALLTEL’s initiatives designed to improve customer satisfaction and reduce postpay churn.  Cost of services for the nine month period ended September 30, 2004 also included increased wireless regulatory fees of $11.2 million compared to the same period a year ago principally related to fees associated with USF, reflecting changes in FCC regulations effective April 1, 2003.  The increases in cost of services in the nine month period of 2004 attributable to higher wireless network-related costs, increased wireless regulatory fees and customer service expenses were partially offset by a decrease in wireless bad debt expense.  Compared to the same period in 2003, wireless bad debt expense declined $10.6 million in the first nine months of 2004 primarily due to ALLTEL’s continuing efforts to reduce losses sustained from bad debts by managing its customer credit policies, improving collection practices, utilizing new technologies and proactively managing the efforts of the Company’s collection agencies.  Cost of services for the three and nine months ended September 30, 2004 also reflected decreases in network-related costs for the wireline operations of $15.8 million and $28.9 million, respectively, primarily due to the loss of wireline access lines and the effects of the incremental strike-related expenses and maintenance costs incurred in 2003.  Cost of services for the three and nine month periods of 2004 were also favorably affected by reduced operating costs of $12.4 million and $33.2 million, respectively, resulting from the sale of certain telecommunications information services operations to Convergys, as previously discussed.

Cost of products sold decreased $9.8 million, or 4 percent, and $5.5 million, or 1 percent, in the three and nine month periods ended September 30, 2004, respectively, compared to the same 2003 periods.  The decreases in both 2004 periods reflected decreased sales of telecommunications and data products to regulated wireline affiliates, as well as the effects of vendor rebates earned by ALLTEL for attaining specified purchase volumes with the Company’s wireless handset vendors.

Selling, general, administrative and other expenses decreased $2.7 million, or 1 percent, and increased $11.8 million, or 1 percent, in the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods.  The increase in the nine month period of 2004 primarily reflected increased wireless commissions expense of $31.0 million, driven by increased sales of ALLTEL’s more profitable rate plans and a higher mix of postpay gross customer additions, as compared to the corresponding periods of 2003.  The increase in the nine month period of 2004 due to wireless commissions expense was partially offset by cost savings realized in the wireline operations, reflecting the Company’s continued control of operating expenses.  These cost savings were also primarily responsible for the decrease in selling, general, administrative and other expenses in the three month period of 2004.

Depreciation and amortization expense increased 4 percent in both the three and nine month periods ended September 30, 2004 compared to the same prior year periods, or $12.5 million and $40.8 million, respectively, due primarily to growth in wireless plant in service.

Operating income increased $31.1 million, or 6 percent, in the three month period ended September 30, 2004, compared to the same period in 2003, primarily due to growth in both wireless and wireline segment income.  Conversely, operating income in the nine month period of 2004 decreased slightly compared to the same period of 2003 primarily due to the net increase in restructuring and other charges incurred in 2004 compared to 2003, as further discussed below, and a reduction in wireless segment income.  These decreases in the nine month period of 2004 were partially offset by growth in wireline segment income.  The growth in wireless segment income in the three month period of 2004 primarily reflected an increase in wireless service revenues, higher retail prices realized on the sale of wireless handsets and the effects of rebates earned by ALLTEL for attaining specified purchase volumes with its handset vendors.  The decrease in wireless segment income in the nine month period of 2004 resulted from decreased wireless wholesale revenues and increased customer acquisition and retention costs.  Wireline segment income increased in both 2004 periods primarily due to selling additional services and features to existing wireline customers, growth in the Company’s Internet operations and the effects of the incremental strike-related costs incurred in 2003.  The changes in wireless and wireline segment income in 2004 are further discussed below under “Results of Operations by Business Segment”.

Restructuring and Other Charges

Set forth below is a summary of the restructuring and other charges recorded for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Severance and employee benefit costs	$—	$—	$22.6	$6.3
Relocation costs	—	—	4.8	—
Lease and contract termination costs	—	—	(1.5)	(0.5)
Write-down of software development costs	—	—	—	13.2
Write-down in the carrying value of certain facilities	—	—	24.8	—
Other exit costs	—	—	1.1	—
Total restructuring and other charges	$—	$—	$51.8	$19.0

In January 2004, ALLTEL announced its plans to reorganize its operations and support teams.  Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations.  In connection with these activities, ALLTEL recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs.  The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL.  As of September 30, 2004, the Company had paid $22.2 million in severance and employee-related expenses, and all of the employee reductions had been completed.  ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs.  The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations.  During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities.  The asset write-downs resulted from lower occupancy in the facilities due to the 2004 reorganizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial Inc. (“Fidelity National”), as further discussed below under “Discontinued Operations”.

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations.  As of September 30, 2004, the Company had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.  The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs.  The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations.  During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs totaling $13.2 million that had no alternative future use or functionality.

At September 30, 2004, the remaining unpaid liability related to the Company’s integration and restructuring activities consisted of severance and employee-related expenses of $0.9 million, relocation expenses of $0.8 million and lease and contract termination costs of $0.4 million.  Cash outlays for the remaining unpaid liability are to be paid over the next 12 to 24 months out of operating cash flows.  (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the restructuring and other charges.)

Non-Operating Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2004	2003	2004	2003
Equity earnings in unconsolidated partnerships	$24.3	$13.8	$53.5	$48.0
Minority interest in consolidated partnerships	(23.7)	(22.3)	(60.9)	(61.5)
Other income, net	15.7	3.4	23.2	7.5
Non-operating income (expense), net	$16.3	$(5.1)	$15.8	$(6.0)

As indicated in the table above, non-operating income (expense), net increased $21.4 million, or 420 percent, and $21.8 million, or 363 percent, in the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003.  The increases in equity earnings of $10.5 million and $5.5 million in the three and nine month periods of 2004, respectively, reflected improved operating results in the Company’s minority-owned wireless partnerships and favorable adjustments resulting from recently completed audits of certain of these non-ALLTEL managed partnerships.  The effects of the improved operating results and favorable audit adjustments on equity earnings were partially offset in the nine month period of 2004 by ALLTEL’s April 1, 2003 acquisition of a majority ownership interest in a Wisconsin RSA in which the Company previously owned a minority interest.  Other income, net for both the three and nine month periods of 2004 included a $6.0 million increase in the amount of annual dividends paid on the Company’s investment in Rural Telephone Bank Class C stock.  In the second quarter of 2003, ALLTEL received additional shares of this stock investment as a result of the Company’s repayment of all outstanding debt under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs, as further discussed below.  Other income, net for the three and nine month periods of 2004 also included additional interest income earned on the Company’s cash and short-term investments of $0.7 million and $1.9 million, respectively.  The additional interest income reflected growth in the Company’s available cash on hand following the sale of the financial services division to Fidelity National, as further discussed below under “Discontinued Operations”.  Other income, net for the nine month period of 2004 included additional dividend income of $1.8 million earned on the Company’s investment in Fidelity National common stock.  Conversely, other income, net for the three and nine month periods of 2003 included net losses of $4.9 million related to the disposal of certain assets.

Interest Expense

Interest expense decreased $4.4 million, or 5 percent, and $22.7 million, or 8 percent, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods of 2003.  The decreases in both 2004 periods reflected the repayment of a $250.0 million, 7.25 percent senior unsecured note that the Company repaid on April 1, 2004, using available cash on hand.  Interest expense for the nine month period of 2004 also reflected the Company’s repayment of more than $750.0 million of long-term debt during 2003.  During the first quarter of 2003, the Company repaid a $450.0 million, 7.125 percent unsecured note due March 1, 2003, using commercial paper borrowings.  In the second quarter of 2003, ALLTEL repaid all outstanding commercial paper borrowings and prepaid $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  The debt repayments in the second quarter of 2003 were funded primarily from the cash proceeds received from the sale of the financial services division.

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

Income Taxes

Income tax expense decreased $4.0 million, or 3 percent, and $7.4 million, or 2 percent, for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods of 2003.  The decreases in income tax expense in both 2004 periods primarily reflected tax benefits of $19.7 million associated with the reversal of certain income tax contingency reserves, partially offset by taxes attributable to the overall growth in the Company’s earnings from continuing operations.  As more fully discussed in Note 2 to the interim consolidated financial statements, during the third quarter of 2004, the Internal Revenue Service (“IRS”) completed its fieldwork related to the audits of ALLTEL’s consolidated federal income tax returns for the fiscal years 1997 through 2001.  As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, ALLTEL reassessed its income tax contingency reserves to reflect the IRS findings and recorded a $129.3 million reduction in these reserves during the third quarter of 2004.  The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million and a reduction in income tax expense associated with continuing operations of $19.7 million.  The remaining $15.1 million of the adjustments to the tax contingency reserves related to the sold financial services division and has been reported as “discontinued operations” in the Company’s interim consolidated financial statements for the three and nine months ended September 30, 2004.

Primarily due to the tax benefits associated with the reversal of income tax contingency reserves discussed above, the Company’s effective income tax rates from continuing operations decreased to 32.1 percent and 35.4 percent for the three and nine months ended September 30, 2004, respectively, compared to 37.8 percent for both corresponding periods of 2003.  In determining its quarterly provision for income taxes, ALLTEL uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and reflects ALLTEL’s best estimate of the ultimate outcome of tax examinations and assessments.  Significant or unusual items, such as the taxes related to the sale of a business, are separately recognized in the quarter in which they occur.

Net Income and Earnings per Share from Continuing Operations

Net income from continuing operations increased $60.9 million, or 25 percent, and $61.5 million, or 9 percent, for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods of 2003.  Basic and diluted earnings per share from continuing operations both increased 27 percent in the three month period of 2004 and increased 10 percent and 9 percent, respectively in the nine month period of 2004, compared to the same periods of 2003.  The increases in net income and earnings per share in the three month period of 2004 primarily reflected growth in wireless and wireline segment income, increased annual dividends received on the Company’s investment in Rural Telephone Bank stock, additional income earned from ALLTEL’s minority-owned wireless partnerships and the tax benefits associated with the reversal of income tax contingency reserves previously discussed.  Net income and earnings per share from continuing operations for the nine month period of 2004 reflected growth in wireline segment income and the tax benefits from the reversal of income tax contingency reserves, partially offset by the net increase in restructuring and other charges incurred in 2004 compared to 2003, and a reduction in wireless segment income due to lower wholesale revenues and increased customer acquisition and retention costs.  For a further discussion of the wireless and wireline segment operating results, see “Results of Operations by Business Segment” below.

Discontinued Operations

On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National, for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National acquired ALLTEL’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division.  Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction.  As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s consolidated financial statements for the three and nine months ended September 30, 2003.  The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National.  The operations of the retained telecom division are included in the communications support services segment.

In January 2003, ALLTEL completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.  Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers.  As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations in the Company’s consolidated financial statements for the three and nine months ended September 30, 2003.

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Revenues and sales	$—	$—	$—	$210.3
Operating expenses	—	—	—	148.1
Operating income	—	—	—	62.2
Other expense, net	—	—	—	(0.1)
Gain on sale of discontinued operations	—	—	—	555.1
Pretax income from discontinued operations	—	—	—	617.2
Income tax expense (benefit)	(19.5)	—	(19.5)	256.2
Income from discontinued operations	$19.5	$—	$19.5	$361.0

The income tax benefit recorded in the third quarter of 2004 included the reversal of $15.1 million of federal income tax contingency reserves attributable to the sold financial services division, as previously discussed.  In connection with the IRS audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001, the Company also recorded a foreign tax credit carryback benefit of $4.4 million.

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

Cumulative Effect of Accounting Change

Except for certain wireline subsidiaries as further discussed below, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets.  SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL’s consolidated results of operations, financial position or cash flows as of or for the nine months ended September 30, 2004 or 2003.

In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal.  The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143.  On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future.  As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  The regulatory liability for cost of removal included in accumulated depreciation amounted to $168.8 million and $156.0 million at September 30, 2004 and 2003, respectively. For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation.  The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax benefit of $10.3 million, and was included in net income for the nine months ended September 30, 2003.  The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the three and nine months ended September 30, 2004 and 2003.

Average Common Shares Outstanding

The average number of common shares outstanding decreased 2 percent and 1 percent, respectively, in the three and nine month periods ended September 30, 2004, compared to the same periods of 2003.  The decreases in both 2004 periods primarily reflected the effects of the Company’s repurchase of approximately 9.7 million of its common shares during the first nine months of 2004, as further discussed below under “Cash Flows-Financing Activities”.  The decreases in outstanding common shares in both 2004 periods attributable to the share repurchase were partially offset by additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Communications-Wireless Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, customers in thousands)	2004	2003	2004	2003
Revenues and sales:
Service revenues	$1,239.4	$1,163.8	$3,538.5	$3,338.4
Product sales	74.3	69.4	212.8	198.0
Total revenues and sales	1,313.7	1,233.2	3,751.3	3,536.4
Costs and expenses:
Cost of services	406.6	361.1	1,144.4	1,017.2
Cost of products sold	139.3	141.7	418.9	405.4
Selling, general, administrative and other	294.0	293.0	882.8	851.9
Depreciation and amortization	186.2	169.0	545.1	495.5
Total costs and expenses	1,026.1	964.8	2,991.2	2,770.0
Segment income	$287.6	$268.4	$760.1	$766.4
Customers	8,394.7	7,928.1	—	—
Average customers	8,369.8	7,900.6	8,234.5	7,793.9
Gross customer additions (a)	642.0	705.8	2,029.5	2,159.9
Net customer additions (a)	58.3	55.8	371.3	326.4
Market penetration	13.7%	13.1%	—	—
Postpay customer churn	1.80%	2.20%	1.77%	2.13%
Total churn	2.33%	2.75%	2.24%	2.62%
Retail minutes of use per customer per month (b)	516	389	480	364
Retail revenue per customer per month (c)	$45.24	$44.55	$44.00	$43.37
Average revenue per customer per month (d)	$49.36	$49.10	$47.75	$47.59
Cost to acquire a new customer (e)	$318	$305	$310	$304

Notes:

(a)          Includes the effects of acquisitions.  Excludes reseller customers for all periods presented.

(b)         Represents the average monthly minutes that ALLTEL’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)          Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Service revenues	$1,239.4	$1,163.8	$3,538.5	$3,338.4
Less wholesale revenues	(103.4)	(107.9)	(277.8)	(295.9)
Total retail revenues	$1,136.0	$1,055.9	$3,260.7	$3,042.5

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

	Three Months Ended		Nine Months Ended
(Millions, customers in thousands)	2004	2003	2004	2003
Product sales	$(55.2)	$(48.1)	$(159.3)	$(130.9)
Cost of products sold	78.0	79.9	242.2	219.7
Sales and marketing expense	181.5	181.8	545.3	523.2
Total costs incurred to acquire new customers	$204.3	$213.6	$628.2	$612.0
Gross customer additions, excluding acquisitions	642.0	699.7	2,029.5	2,012.5
Cost to acquire a new customer	$318	$305	$310	$304

The total number of wireless customers served by ALLTEL increased by almost 467,000 customers, or 6 percent, during the twelve month period ended September 30, 2004.  Wireless gross customer additions were 642,000 and 2,029,000 during the three and nine month periods of 2004, respectively.  Excluding the effects of acquisitions, wireless gross customer additions were 700,000 and 2,013,000 during the three and nine month periods of 2003, respectively.  The 8 percent decrease in gross customer additions in the third quarter of 2004 compared to the same period a year ago resulted from lower prepay customer additions.  Gross postpay customer additions increased in both the three and nine month periods of 2004 compared to the same periods a year ago, reflecting the Company’s focus on growing its postpay customer base by emphasizing to customers through pricing, advertising and retail store operations, the value of ALLTEL’s postpay service plans.  Sales of ALLTEL’s higher-yield Total and National Freedom rate plans accounted for approximately 37 percent and 41 percent of the gross additions during the three and nine month periods of 2004, respectively.  At September 30, 2004, customers on the Company’s Total and National Freedom rate plans represented approximately 37 percent of ALLTEL’s wireless customer base.  During the three and nine month periods ended September 30, 2004, net wireless customer additions were 58,000 and 371,000, respectively, substantially all of which were on postpay plans.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) increased to 13.7 percent as of September 30, 2004.

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

The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects).  To improve customer retention, during the second quarter of 2003, the Company launched several operational initiatives designed to improve overall service quality to its customers both at its retail stores and in its call centers.  ALLTEL also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets.  The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in postpay customer churn in the both the three and nine month periods of 2004 compared to the same periods of 2003.  Primarily due to the declines in postpay churn, total churn also decreased in both the three and nine month periods of 2004 compared to the same periods of 2003.

Wireless revenues and sales increased $80.5 million, or 7 percent, and $214.9 million, or 6 percent, for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003.  Service revenues increased 6 percent in both the three and nine month periods of 2004 compared to the same periods in 2003, or $75.6 million and $200.1 million, respectively.   The increases in service revenues primarily reflected growth in ALLTEL’s wireless customer base and the corresponding increases in wireless access revenues, which increased $85.2 million and $244.7 million in the three and nine month periods in 2004, respectively, as compared to the same 2003 periods.  Service revenues for both 2004 periods also reflected growth in revenues derived from wireless data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans.  Revenues from data and enhanced services increased $12.7 million and $38.8 million in the three and nine month periods of 2004, respectively, as compared to the same periods in 2003.  Wireless service revenues also included increases in regulatory and other fees of $19.8 million and $41.4 million in the three and nine month periods of 2004, respectively.  Regulatory fees in 2004 included USF support received by ALLTEL pursuant to its certification in five states as an ETC, and accounted for $9.7 million and $24.9 million of the overall increases in regulatory fees in the three and nine month periods of 2004, respectively.  During the third quarter of 2004, ALLTEL received FCC approval for five non-rural ETC applications and was recently approved by the state commissions in Kansas and Louisiana as an ETC.  As a result, ALLTEL expects to receive an additional $5.0 million of USF subsidies in its wireless business in the fourth quarter of 2004 and approximately $40.0 million for all of 2004.  After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, ALLTEL expects to receive net USF subsidies in its wireless business of approximately $37.0 million for all of 2004.  Beginning in 2005, the Company expects to receive on a quarterly basis net USF subsidies in its wireless business of $20.0 million to $25.0 million.  The increase in regulatory fees in the nine month period of 2004 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003.

Service revenue growth in the three and nine month periods of 2004 attributable to customer growth, increased access revenues, additional revenues earned from data and enhanced services and increased regulatory and other fees were partially offset by lower airtime and retail roaming revenues and a decrease in wholesale revenues.  Compared to the same periods of 2003, airtime and retail roaming revenues decreased $34.4 million and $96.2 million in the three and nine months ended September 30, 2004, respectively.   The decreases in airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes.  For a flat monthly service fee, such rate plans provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.  Wholesale wireless revenues declined $4.5 million and $18.1 million in the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003.  The decline in wholesale wireless revenues was principally due to lower analog and TDMA minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network, partially offset by growth in CDMA minutes of use as other CDMA carriers direct wholesale traffic to ALLTEL’s network.  The decline in TDMA minutes is likely to continue; however, this impact may be somewhat offset by CDMA minute growth as other CDMA carriers direct wholesale traffic to ALLTEL’s network.

Primarily driven by growth in average monthly retail minutes of use, increased sales of higher-priced postpay rate plans, additional revenues from data and other enhanced services and the effects of the USF subsidies which were partially offset by lower airtime revenues, retail revenue per customer per month increased 2 percent and 1 percent in the three and nine months periods of 2004, respectively, as compared to the same periods in 2003.  Average revenue per customer per month also increased slightly in both the three and nine month periods of 2004 as compared to the same periods in 2003, which reflected the increases in retail revenue per customer per month, offset by the decline in wholesale revenues discussed above.  Growth in service revenues and average revenue per customer per month for the remainder of 2004 will depend upon ALLTEL’s ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data and additional enhanced services.

Product sales increased 7 percent in both the three and nine months ended September 30, 2004 as compared to the same periods in 2003, or $4.9 million and $14.8 million, respectively.  The increases in product sales in both 2004 periods were primarily driven by higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications.  The increases in product sales in both 2004 periods also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.

Cost of services increased 13 percent in both the three and nine month periods ended September 30, 2004 as compared to the same periods in the prior year, or $45.5 million and $127.2 million, respectively.  The increases in both of the 2004 periods reflected increases in network-related costs of $35.8 million and $95.2 million, respectively, compared to the same 2003 periods, primarily due to increased network traffic resulting from customer growth, increased minutes of use and expansion of network facilities.  Cost of services in both 2004 periods also reflected increases in customer service expenses of $10.9 million and $28.4 million, respectively, as compared to the same periods in 2003, which principally reflected additional costs associated with ALLTEL’s initiatives designed to improve customer satisfaction and reduce postpay churn. Cost of services for the nine month period ended September 30, 2004 also included increased regulatory fees of $11.2 million compared to the same period a year ago primarily related to fees associated with USF, reflecting changes in FCC regulations effective April 1, 2003.  The increases in cost of services in the nine month period of 2004 attributable to higher network-related costs, increased regulatory fees and customer service expenses were partially offset by a decrease in bad debt expense.  Compared to the same period in 2003, bad debt expense declined $10.6 million in the nine months ended September 30, 2004 primarily due to ALLTEL’s continuing efforts to reduce losses sustained from bad debts by managing its customer credit policies, improving collection practices, utilizing new technologies and proactively managing the efforts of the Company’s collection agencies.

Cost of products sold decreased $2.4 million, or 2 percent, in the three months ended September 30, 2004, and increased $13.5 million, or 3 percent, in the nine months ended September 30, 2004, as compared to the same periods in 2003.  The decrease in the three month period of 2004 as compared to the same prior year period primarily resulted from the effects of vendor rebates earned by ALLTEL for attaining specified purchase volumes with the Company’s handset vendors.  The increase in cost of products sold in the nine month period of 2004 was consistent with the corresponding increase in product sales discussed above and primarily reflected the effects of selling higher-priced handsets and the Company’s continuing efforts to migrate customers to newer wireless technologies as part of ALLTEL’s customer retention efforts, partially offset by the effects of vendor rebates previously discussed.

Selling, general, administrative and other expenses increased slightly in the three month period ended September 30, 2004, and increased $30.9 million, or 4 percent, in the nine month period of 2004, as compared to the same periods in 2003.  The increases in selling, general, administrative and other expenses in both 2004 periods primarily reflected increased commission costs of $3.6 million and $31.0 million, respectively, compared to the same periods in 2003.  Commissions expense increased in both 2004 periods due to increased sales of ALLTEL’s Total and National Freedom rate plans and a higher mix of postpay gross customer additions, as compared to the corresponding periods of 2003.  Commission rates paid to the Company’s internal sales force and outside agents are higher on the sales of ALLTEL’s more profitable postpay rate plans than comparable rates paid on other lower-margin rate plans offered by the Company.

Depreciation and amortization expense increased 10 percent, or $17.2 million and $49.6 million, in the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The increase in depreciation and amortization expense in both 2004 periods was primarily due to growth in wireless plant in service.

Compared to the same period of 2003, wireless segment income increased $19.2 million, or 7 percent, in the three month period of 2004, reflecting growth in retail revenues, higher retail prices realized on the sale of wireless handsets and the effects of rebates earned by ALLTEL for attaining specified purchase volumes with its handset vendors.  Although wireless revenues and sales also increased in the nine month period of 2004, wireless segment income decreased $6.3 million, or 1 percent.  This decrease primarily reflected increased network costs attributable to the significant growth in customer usage and additional costs associated with the initiatives designed to improve customer satisfaction and reduce postpay churn noted above, as well as the Company’s retention efforts.  In addition to these factors, the decrease in wireless segment income in the nine month period also reflected increased customer acquisition costs of $16.2 million consistent with the growth in gross postpay customer additions, excluding acquisitions.

Cost to acquire a new customer is used to measure the average cost of adding a new customer and represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added.  The increases in cost to acquire a new customer for both the three and nine month period of 2004 primarily reflected the increases in commissions expense and a higher mix of postpay gross customer additions, partially offset by improved margins on the sales of wireless handsets.  In addition, the increase in cost to acquire a new customer in the three month period ended September 30, 2004 also reflected the unfavorable effects of spreading the total customer acquisition costs over a lower number of gross customer additions as compared to the same period of 2003.  For both the nine months ended September 30, 2004 and 2003, approximately 66 percent of the wireless gross customer additions came through ALLTEL’s internal distribution channels.  ALLTEL’s internal sales distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers.  Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers.  Although ALLTEL intends to manage the costs of acquiring new customers throughout the remainder of 2004 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Set forth below is a summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income for the three and nine months ended September 30:

		Three Months Ended		Nine Months Ended
(Millions)		2004	2003	2004	2003
Severance and employee benefit costs		$—	$—	$8.8	$1.3
Relocation costs		—	—	3.2	—
Lease and contract termination costs		—	—	0.5	—
Write-down of software development costs		—	—	—	7.6
Write-down in the carrying value of certain facilities		—	—	0.7	—
Other exit costs		—	—	0.4	—
Total restructuring and other charges	.	$—	$—	$13.6	$8.9

Regulatory Matters-Wireless Operations

ALLTEL is subject to regulation by the FCC as a provider of wireless communications services.  The Telecommunications Act of 1996 (the “96 Act”) provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers.  Wireless carriers are also entitled to compensation from other telecommunications carriers for calls transmitted from the other carriers’ networks and terminated on the wireless carriers’ networks.  Presently, the Company’s wireless operations do not bill access charges to interexchange carriers, although an FCC decision issued on referral from the U.S. District Court for the Western District of Missouri noted that wireless operators are not precluded from billing and collecting access charges that the interexchange carrier has a contractual or other legal obligation to pay.  In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues.  Under this rulemaking, the FCC has proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation.  The FCC is expected to issue a further notice of proposed rulemaking on this matter in response to inter-carrier compensation proposals from various carrier groups in the first quarter of 2005.  In addition, individual wireless carriers have filed a number of petitions with the FCC seeking determinations as to the type and amount of compensation due to and from local exchange carriers and/or interexchange carriers for the termination of traffic.  Further, various wireline companies have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers as well as its wireless customers.  At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

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

On November 10, 2003, the FCC released a decision addressing the CTIA petitions and providing guidance on wireline to wireless porting, which is referred to as “intermodal porting”.  The FCC stated that number porting from a wireline carrier to a wireless carrier is required where the coverage area of the wireless carrier (i.e. the area in which the wireless carrier provides service) overlaps the geographic location in which the wireline number was provisioned.  Further, while the FCC required the wireless carrier to maintain the rate center designation of the number, it also noted that wireless carriers were not required to have either direct connections or interconnection agreements with wireline carriers nor were wireless carriers required to have numbering resources in the rate center in which the wireline number is located in order to subject the wireline number to intermodal porting.  The FCC’s guidance requires that wireline numbers be ported to wireless carriers across traditional wireline rate centers; however, the FCC left issues governing the payment of call routing costs to another pending proceeding.  On September 16, 2004, the FCC initiated a rulemaking proceeding in which it proposed reducing the intermodal porting interval from 96 hours to 53 hours and to address implementation and cost recovery issues associated with such a reduction in the intermodal porting interval.

The United States Telecommunications Association (“USTA”), along with certain rural telephone companies, appealed the FCC’s November 10, 2003 decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”).  The appeal remains pending with oral arguments scheduled for November 2004.  The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs, and on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs.  To date, the volume of intermodal porting requests processed by the Company for wireless customers has not been significant.  In addition, various state public service commissions have granted the requests of rural local exchange carriers to suspend their obligations to port numbers to CMRS carriers.

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

In phase two, CMRS carriers opting for a handset-based solution, as the Company has, must determine, for originated calls, the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls.  The phase two requirements were set to begin by October 1, 2001, but, due to technology unavailability and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier.  On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company.  The FCC order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology that began on March 1, 2003.  ALI capability permits more accurate identification of the caller’s location by PSAPs.  Under the FCC order, the Company, (1) began selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensured that as of May 31, 2003 at least 25 percent of all new handsets activated were ALI-capable; (3) ensured that as of November 30, 2003 at least 50 percent of all new handsets activated were ALI-capable; (4) ensured that 100 percent of its digital handsets activated were ALI-capable as of May 31, 2004; and (5) will ensure that penetration of ALI-capable handsets among its customers reaches 95 percent no later than December 31, 2005.  ALLTEL began selling ALI-capable handsets in June 2002 and to date has complied with the handset deployment thresholds under the FCC’s order.  Based on the current pace of migration to ALI-capable handsets, ALLTEL may have difficulty complying with the December 31, 2005 requirement to be 95 percent penetrated without incurring a significant increase in its operating costs.

The Company filed petitions with the FCC and various state commissions during 2003 seeking certification as an Eligible Telecommunications Carrier ("ETC").  Certification as an ETC qualifies the Company to receive support from the federal USF.  In September 2004, the Company received approval from the FCC on non-rural applications for its properties in Alabama, Virginia, Georgia, North Carolina and Florida.  ALLTEL has obtained approval of its petitions from state commissions for its properties in Michigan, Mississippi, Arkansas, Wisconsin, West Virginia, Louisiana and Kansas and is presently certified as an ETC in each of those states.  As previously discussed, the Company began receiving USF support associated with these approved petitions, except Louisiana and Kansas, in the first quarter of 2004, and expects to begin receiving support for Louisiana in the fourth quarter of 2004 and for Kansas in the first quarter of 2005.  The Company has also filed a petition requesting ETC certification by the state commission in Arizona.  A recommended decision granting ETC designation to ALLTEL subject to various conditions was provided to the commission by the administrative law judge on August 16, 2004.  ALLTEL filed exceptions to the recommended decision seeking to limit the conditions associated with ETC designation.  A final commission decision is pending.  The Company has withdrawn the application for ETC certification that it previously filed with the state commission in New Mexico.  ALLTEL received approximately $25.0 million of USF subsidies in the first nine months of 2004 and expects to receive approximately $40.0 million of subsidies for all of 2004 related to the approved ETC petitions.  After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, ALLTEL expects to receive net USF subsidies in its wireless business of approximately $37.0 million for all of 2004, and beginning in 2005, ALLTEL expects to receive on a quarterly basis between $20.0 million to $25.0 million of net USF subsidies.

The FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including the services qualified for USF support and the qualifications of ETCs.  In addition, the FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company ("USAC") must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (the "ADA"), the effect of which could, starting in 2005, cause delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. At this time, ALLTEL cannot estimate the specific effect that these changes may have on ALLTEL's wireless business.

In July 2003, the FCC unanimously adopted an order modifying the wireless phone exemption to the Hearing Aid Compatibility Act (the “HAC Act”) and adopted requirements governing the compatibility of hearing aids and wireless phones.  The decision requires that interference to hearing aids from digital wireless phones be reduced, and that carriers make available wireless phone models engineered to reduce radio frequency interference to hearing aids.  ALLTEL’s obligations under the new HAC rules are set to begin in September 2005, although the FCC’s decision modifying the HAC

Act wireless exemption is currently under reconsideration.  In October 2003, the FCC issued its long awaited order in the proceeding governing the sale or leasing of spectrum in the secondary market, and subsequently modified these rules in September 2004.  The decision revises standards for transfer of control and provides new options for the lease of spectrum to providers of new and existing wireless technologies.  The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area.  At this time, ALLTEL has not fully evaluated the effects, if any, that these orders may have on ALLTEL’s existing wireless operations.

The Communications Assistance for Law Enforcement Act (“CALEA”) requires wireless and wireline carriers to ensure that their networks have the capability and capacity to accommodate law enforcement agencies’ lawful intercept requests.  The FCC has imposed various obligations and compliance deadlines, with which ALLTEL has either complied or, in accordance with CALEA, filed a request for an extension of time.  On August 18, 2004, the U.S. Department of Justice (“DOJ”) objected to ALLTEL’s pending extension request relating to the Company’s packet-mode services insofar as that extension request relates to ALLTEL’s “Touch2Talk” walkie-talkie service.  ALLTEL is initiating discussions with DOJ personnel in an effort to address the DOJ’s concerns.  Separately, on March 10, 2004, the DOJ, jointly with other federal agencies, petitioned the FCC to adopt new rules under CALEA pertaining to wireless and wireline carriers’ packet mode communications services, including Internet protocol (“IP”) based services.  The FCC has requested public comment on the petition, and subsequently initiated a rulemaking proceeding to consider the issues raised therein.  The FCC concurrently issued a declaratory ruling concerning the appropriate treatment of push-to-talk services under CALEA.  Rules or precedents adopted as a result of these proceedings could impose new costs and obligations on ALLTEL and other carriers, including seeking Federal Bureau of Investigation and FCC concurrence before deploying new technology or features in its network.

Communications-Wireline Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, access lines in thousands)	2004	2003	2004	2003
Revenues and sales:
Local service	$278.6	$283.9	$839.3	$854.1
Network access and long-distance	263.5	260.3	787.0	784.0
Miscellaneous	60.8	61.0	185.7	182.2
Total revenues and sales	602.9	605.2	1,812.0	1,820.3
Costs and expenses:
Cost of services	179.7	195.8	531.2	563.4
Cost of products sold	7.8	7.4	20.1	21.6
Selling, general, administrative and other	60.1	63.4	181.9	193.8
Depreciation and amortization	127.6	131.2	388.5	394.5
Total costs and expenses	375.2	397.8	1,121.7	1,173.3
Segment income	$227.7	$207.4	$690.3	$647.0
Access lines in services (excludes DSL lines)	3,040.5	3,121.7	—	—
Average access lines in service	3,052.5	3,128.1	3,074.2	3,146.5
Average revenue per customer per month (a)	$65.84	$64.49	$65.49	$64.28

Notes:

(a)          Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of the Company’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations.  Wireline revenues and sales decreased by less than 1 percent in both the three and nine months periods ended September 30, 2004, as compared to the same periods of 2003, or $2.3 million and $8.3 million, respectively.  Customer access lines decreased 3 percent during the twelve months ended September 30, 2004, reflecting declines in both primary and secondary access lines.  The Company lost approximately 26,000 and 55,000 access lines during the three and nine month periods ended September 30, 2004, respectively, as compared to 12,000 and 45,000 access lines lost during the same periods in the prior year.  The declines in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services.  The Company expects access line growth for the remainder of 2004 to continue to be impacted by the effects of wireless and broadband substitution.

To slow the decline of revenue during the remainder of 2004, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services (digital subscriber line or “DSL”).  Deployment of DSL service is an important strategic initiative for ALLTEL.  During the twelve month period ended September 30, 2004, the number of DSL subscribers grew 67 percent to approximately 217,000 customers, or 11 percent of the Company’s addressable access lines.  The growth in the Company’s DSL customers more than offset the decline in customer access lines that occurred during the twelve months ended September 30, 2004 noted above.  As further discussed below, revenues generated from the sales of data and enhanced services increased in both the three and nine month periods of 2004, which helped to offset the adverse effects on wireline revenues resulting from the loss of access lines.

Local service revenues decreased by 2 percent in the three and nine month periods ended September 30, 2004 as compared to the same periods in the prior year, or $5.3 million and $14.8 million, respectively.  Local service revenues reflected reductions in basic service access line revenues of $6.2 million and $19.0 million in the three and nine month periods of 2004, respectively, as compared to the same periods in 2003, consistent with the overall decline in primary and secondary access lines discussed above.  The declines in local service revenues attributable to access line loss were partially offset by growth in revenues derived from the sales of enhanced products and services and equipment protection plans.  Revenues from these services increased $1.3 million and $5.5 million in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, reflecting continued demand for these products and services.

Network access and long-distance revenues increased $3.2 million, or 1 percent, and $3.0 million, or less than 1 percent, in the three and nine month periods ended September 30, 2004 as compared to the same 2003 periods.  Primarily due to the overall decline in access lines discussed above, intrastate network access usage and toll revenues decreased $2.4 million and $12.7 million in the three and nine month periods of 2004, respectively, compared to the same periods of 2003.  The declines in network access and long-distance revenues attributable to access line loss were primarily offset by growth in revenues from data services, which increased $3.4 million and $10.9 million in the three and nine month periods of 2004, respectively, reflecting increased demand for high-speed data transport services.

Miscellaneous revenues primarily consist of charges for billing and collections services provided to long-distance companies, customer premise equipment sales, directory advertising and revenues derived from Internet services. Miscellaneous revenues decreased slightly and increased $3.5 million, or 2 percent, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003.  Primarily driven by growth in DSL customers, revenues from the Company’s Internet operations increased $2.6 million and $9.4 million in the three and nine month periods of 2004, respectively.  The increases in miscellaneous revenues attributable to the Internet operations were partially offset in both 2004 periods by lower directory advertising revenues.  Although directory advertising revenues for the nine month period of 2004 included additional revenues of approximately $7.0 million associated with the initial publication of directories in the acquired Kentucky markets, directory advertising revenues in ALLTEL’s other wireline markets decreased $2.8 million and $8.4 million in the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The declines in directory advertising revenues in ALLTEL’s other wireline markets were due primarily to a change in the number and mix of directories published.  Miscellaneous revenues for the nine month period of 2004 also reflected a $3.4 million decline in customer premise equipment sales and rentals due to lower customer demand for purchasing or leasing landline-based communications equipment.

Primarily due to the DSL customer growth and increased sales of enhanced products and services, average revenue per customer per month increased 2 percent in both the three and nine month periods of 2004 compared to the same periods in 2003.  Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of DSL and enhanced services to new and existing customers.

Cost of services decreased $16.1 million, or 8 percent, and $32.2 million, or 6 percent, in the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003.  Interconnection expenses decreased $2.6 million and $9.2 million in the three and nine month periods of 2004, respectively, consistent with the declines in toll revenues and access lines discussed above.  Compared to the same periods of 2003, customer service expenses decreased $0.3 million and $3.3 million in the three and nine month periods of 2004, respectively, primarily reflecting cost savings from the Company’s continued efforts to control operating expenses.  In addition, salaries and employee benefit costs for the three and nine months ended September 30, 2003 included incremental expenses of $10.6 million and $13.0 million, respectively, associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America.  Cost of services for the nine month period of 2003 also included $6.0 million of additional maintenance costs incurred to repair damage caused by severe winter storms in Kentucky.

Cost of products sold increased slightly in the three months ended September 30, 2004 and decreased $1.5 million, or 7 percent, in the nine months ended September 30, 2004, respectively, compared to the same periods in 2003.  The decrease in the nine month period of 2004 was consistent with the decline in sales and leasing of customer premise equipment discussed above.

Selling, general, administrative and other expenses decreased $3.3 million, or 5 percent, and $11.9 million, or 6 percent, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The decreases in selling, general, administrative and other expenses in both 2004 periods resulted from reductions in data processing charges and salaries and employee benefit costs, primarily reflecting cost savings from the Company’s continued efforts to control operating expenses.  Compared to the same periods in 2003, data processing charges declined by $0.4 million and $4.0 million, while employee benefit costs and salaries decreased $2.5 million and $9.3 million for the three and nine months ended September 30, 2004, respectively.

Depreciation and amortization expense decreased $3.6 million, or 3 percent, and $6.0 million, or 2 percent, in the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003.  The decreases in depreciation and amortization expense in both 2004 periods primarily resulted from a reduction in depreciation rates for the Company’s Nebraska operations, reflecting the results of a triennial study of depreciable lives completed by ALLTEL in the second quarter of 2004 as required by the Nebraska Public Service Commission.

Wireline segment income increased $20.3 million, or 10 percent, and $43.3 million, or 7 percent, in the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003.  The increases in both 2004 periods primarily reflected the selling of additional services and features to existing wireline customers, growth in the Company’s Internet operations, the effects of the incremental strike-related and maintenance costs incurred in 2003 and the Company’s cost savings and expense control efforts discussed above.

Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Severance and employee benefit costs	$—	$—	$11.2	$7.0
Relocation costs	—	—	1.4	—
Lease and contract termination costs	—	—	(1.9)	—
Write-down of software development costs	—	—	—	1.8
Other exit costs	—	—	0.7	—
Total restructuring and other charges	$—	$—	$11.4	$8.8

Regulatory Matters - Wireline Operations

Except for the Kentucky properties acquired in 2002 and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  On a quarterly basis, the Company reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate.  Some of the Company’s ILEC operations have begun to experience competition in their local service areas.  Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”).  Through September 30, 2004, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future.  If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations.  The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $168.8 million as of September 30, 2004.  ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant.  Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law.

Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets.  The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which ALLTEL’s ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions.  The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina and Texas.  The Company also elected alternative regulation in Missouri, although the Missouri Public Service Commission has ruled that the Company was not eligible to elect alternative regulation in Missouri.  The commission's action will not affect the Company's local service and intrastate access rates.  ALLTEL continues to evaluate alternative regulation options in other states where its ILEC subsidiaries are presently not subject to alternative regulation.  The FCC originally adopted the "all-or-nothing" rule to ensure that all study areas of a carrier and its affiliates are subject to a single form of pricing regulation.  The acquired Nebraska and Kentucky properties operate under interstate price-cap regulation pursuant to waivers granted by the FCC.  On April 17, 2002, the FCC extended ALLTEL’s waiver of the "all-or-nothing" rule with respect to its Nebraska properties and granted the Company a waiver of the "all-or-nothing" rule with respect to the acquired Kentucky properties.  The waivers permit price-cap regulation for these two properties while retaining rate-of-return regulation for ALLTEL's other ILEC properties.  On February 26, 2004, the FCC released an order modifying the "all-or-nothing" rule to allow a rate-of-return carrier acquiring lines from a price-cap carrier to choose between price-cap or rate-of-return regulation for the acquired lines.  The FCC adopted a notice of proposed rulemaking in conjunction with the order proposing to establish optional alternative regulation mechanisms for rate-of-return carriers.  In the order, the FCC stated that all outstanding waivers of the "all-or-nothing" rule would continue in effect until the FCC issued a final order on the issue.

A number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls.  This service, commonly known as voice-over-Internet-protocol ("VoIP") telephony, is challenging existing regulatory definitions and raises questions whether such services should be regulated.  Several state public utility commissions have attempted to assert jurisdiction over VoIP services.  Federal courts in New York and Minnesota have indicated that the FCC preempts the states with respect to jurisdiction.  On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enable communications services.  The proposed rulemaking sought comment on the differences between IP-enabled services and traditional telephony services, and the distinctions between different types of IP-enabled services.  The FCC indicated that the cost of the public switched telephone network should be borne equitably among those that use it in similar ways and asks which regulatory requirements should be extended to IP-enabled service, including requirements relating to E-911, disability accessibility, access charges, and universal service.

Although the FCC’s rulemaking regarding IP-enabled services remains pending, the FCC has adopted two orders establishing broad parameters for the regulation of such services.  Specifically, on February 12, 2004, the FCC released an order declaring Pulver.com’s IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers is not a telecommunications service, but rather was an unregulated information service subject to federal jurisdiction.  On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges.  The FCC ruled that AT&T’s IP telephony service, which converts voice calls to IP format for routing over the public switched telephone network is a regulated telecommunications service subject to interstate access charges.  Two additional IP proceedings are pending at the FCC.  Vonage Holdings Corporation has petitioned the FCC to declare its service an Internet-based service and accordingly, classified as an interstate information service.  Level 3 Communications Inc. has petitioned the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network.  While these proceedings and the broader FCC rulemaking regarding the classification of IP-enabled services are pending, ALLTEL continues to evaluate the possible long-term implications of these determinations on its operations.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation.  Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would significantly modify the existing rules governing reciprocal compensation and access charge regulation.  A number of state proceedings have also been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates with wireless carriers or CLECs.  The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users.  Several industry associations have presented plans to the FCC to reform inter-carrier compensation and related universal service collection and distribution mechanisms.  The FCC is expected to issue a further notice of proposed rulemaking seeking comment on these proposals.  Until this proceeding concludes, ALLTEL cannot estimate the potential impact of any changes to the inter-carrier compensation structure on its ILEC revenues and expenses.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years.  The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on embedded costs.  On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the FCC’s rules as they pertain to rural telephone companies and to determine what high-cost support mechanism should be adopted when the current funding program expires in June 2006.  At this time, ALLTEL cannot estimate the effect of the changes to its universal service support, if any, that may occur once the FCC adopts a permanent universal service compensation plan for rural carriers.

On December 13, 2002, the FCC released an order and further notice of proposed rulemaking adopting an interim USF contribution methodology.  The FCC changed the method for providing federal USF contributions from the historical interstate revenue-based arrangement to contributions based on projected revenues.  In addition, the FCC ruled the USF line item on a customer’s bill could not exceed the relevant USF contribution obligation of the carrier.  The FCC also proposed three “connections-based” models to replace the current revenue-based assessment methodology.  The proposed connection-based methods would establish a universal service charge based either on the number of customer connections, the capacity and nature of the connection, or on the number of working telephone numbers.  As noted above, several industry associations have also proposed reform of the universal service system in connection with their inter-carrier compensation reform proposals.  The interim universal service changes have not had a material adverse effect on the Company’s wireline operations.  ALLTEL cannot predict at this time the impact to its wireline operations of any permanent USF contribution plan that the FCC might adopt.

On November 8, 2002, the FCC requested that the Joint Board review certain of the FCC’s rules relating to the high-cost universal support levels and the process by which carriers are designated ETCs.  On February 27, 2004, the Joint Board issued its recommended decision regarding a number of issues related to portable USF support for ETCs.  Among its recommendations, the Joint Board suggested that the FCC should adopt optional federal guidelines to assist with state ETC designations and that support should be provided only for a single primary connection per customer.  On June 8, 2004, the FCC asked for comments on the Joint Board’s recommended decision, but did not elaborate or reach tentative conclusions on any of the Joint Board’s recommendations.  At this time, ALLTEL cannot estimate what impact, if any, this proceeding may have on its universal service funding.

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

As previously discussed under "Regulatory Matters - Wireless Operations", the FCC mandated that, effective October 1, 2004, USAC must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the ADA, the effect of which could, starting in 2005, cause delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. At this time, ALLTEL cannot estimate the specific effect that these changes may have on ALLTEL's wireline business.

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

As part of the Triennial Review Order the FCC also opened a further notice of proposed rulemaking to consider the  "pick and choose" rule under which a competing carrier could select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements.  On July 13, 2004, the FCC released an order eliminating the "pick and choose" rule, replacing it with an "all-or-nothing" rule.  Under the new rules, a requesting carrier may only adopt an effective interconnection agreement in its entirety, taking all rates, terms and conditions of the adopted agreement.

The FCC explained that it eliminated the "pick and choose" rule to promote commercial negotiations and produce agreements better tailored to meet carriers' individuals needs.

On March 2, 2004, the D.C. Circuit Court overturned key portions of the FCC’s Triennial Review Order.  The D.C. Circuit Court’s decision vacated the nationwide impairment standard, as well as the FCC’s delegation of authority to the states, while generally upholding ILEC broadband relief.  The D.C. Circuit Court’s decision was to become effective on May 3, 2004.  On March 31, 2004, the FCC commissioners sent a letter to carriers urging them to begin a period of commercial negotiation regarding unbundling network elements.  To provide additional time for these negotiations, the FCC requested and was granted a 45-day extension to June 15, 2004 of the May 3, 2004 effective date of the D.C. Circuit Court’s decision to vacate the UNE rules.  The Supreme Court recently denied all petitions for review.  On September 13, 2004, the FCC released its Interim UNE Order requiring incumbent ILECs to maintain the status quo through March 13, 2005.  ILECs are required to provide mass-market switching, enterprise market loops and dedicated transport under the same rates, terms and conditions as in effect on June 15, 2004.  The FCC has indicated that it will release permanent rules prior to March 13, 2005 and possibly by year-end 2004.  If permanent rules are not adopted by March 13, 2005, UNE rates generally would increase by 15 percent for existing CLEC customers for a six-month period ending September 13, 2005.  In both cases, the interim rates would be discarded if the FCC approves permanent UNE rules.  On September 23, 2004, a Petition for Review of the Interim UNE Order was filed asking the D.C. Circuit Court to hold unlawful, vacate, and set aside the FCC’s interim rules.  On September 24, 2004, parties filed a writ of mandamus asking the D.C. Circuit Court to strike down the FCC’s interim rules and complete impairment findings by the end of the year.  On October 7, 2004, the D.C. Circuit Court deferred any decision on the writ of mandamus until January 4, 2005 permitting the FCC time to complete permanent rules.  Until these scenarios unfold and the proceeding has worked its way through the courts, the ultimate impact of the Triennial Review Order and interim UNE rules on ALLTEL’s ILEC operations cannot be determined.

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

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities.  In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an “information service” rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.  The FCC sought comments on their tentative conclusion, but has not reached a final order.  In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service.  The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order.  On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) rejected the FCC’s classification of cable modem service as solely an unregulated “information service”, finding a portion of the service to be a telecommunications service.  The FCC requested a rehearing before the full Ninth Circuit Court, but the request was denied on March 31, 2004.  The Ninth Circuit Court ruling was scheduled to become effective April 8, 2004, but the Ninth Circuit Court stayed the ruling pending appeal to the U. S. Supreme Court.  On September 27, 2004, the DOJ joined the FCC in asking the Supreme Court to overturn the Ninth Circuit Court’s decision.  The stay of the Ninth Circuit Court’s decision will remain in effect until the Supreme Court decides whether to hear the case.  It remains uncertain whether cable modem service will ultimately fall under common carrier regulation of the 96 Act and whether cable companies will be required to provide nondiscriminatory access to their networks.  At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

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

Communications Support Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except customers in thousands)	2004	2003	2004	2003
Revenues and sales:
Product distribution	$109.2	$107.3	$304.2	$301.2
Long-distance and network management services	77.2	80.0	229.1	242.1
Directory publishing	31.1	27.9	106.0	87.6
Telecommunications information services	9.7	28.8	36.1	81.0
Total revenues and sales	227.2	244.0	675.4	711.9
Costs and expenses:
Cost of services	68.9	76.8	193.5	224.0
Cost of products sold	124.6	123.6	367.3	355.4
Selling, general, administrative and other	13.6	14.4	39.9	46.7
Depreciation and amortization	8.6	8.9	25.9	27.0
Total costs and expenses	215.7	223.7	626.6	653.1
Segment income	$11.5	$20.3	$48.8	$58.8
Long-distance customers	1,740.0	1,669.8	—	—

Communications support services revenues and sales decreased $16.8 million, or 7 percent, and $36.5 million, or 5 percent, for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003.  As noted in the table above, the decreases in revenues and sales in both 2004 periods reflected declines in long-distance and network management services and telecommunications information services, partially offset by an increase in sales of telecommunications equipment and data products and directory publishing revenues.

Revenues attributable to long-distance and network management services declined $2.8 million and $13.0 million in the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003.  Although the number of long-distance customers served increased during 2004, revenues derived from external customers decreased $1.3 million and $5.4 million in the three and nine month periods of 2004, respectively, primarily due to declining usage by residential customers and a reduction in customer billing rates due to competition.  Revenues earned from affiliates for network management services also decreased $1.5 million and $7.6 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods a year ago, primarily due to a reduction in intercompany billing rates which took effect April 1, 2004.  Telecommunications information services revenues decreased $19.1 million and $44.9 million in the three and nine month periods ended September 30, 2004, respectively, primarily due to the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys, and deconversion efforts of one of ALLTEL’s remaining unaffiliated wireline services customers.  The customer contracts sold to Convergys represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003.

Sales of telecommunications and data products increased $1.9 million and $3.0 million in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in the prior year.  Sales to non-affiliates increased $5.5 million and $19.5 million in the three and nine month periods of 2004, respectively, primarily attributable to increased sales of higher priced wireless handsets that include advanced features and that are capable of various data applications to retailers and other distributors.  Conversely, compared to the same periods in 2003, sales to affiliates decreased $3.6 million and $16.5 million in the three and nine months ended September 30, 2004, respectively, primarily due to a reduction in capital expenditures by the Company’s wireline operations.

Directory publishing revenues increased $3.2 million and $18.4 million in the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, primarily due to an increase in the number of directories contracts published, including for the nine month period of 2004, the initial publication of directories for the acquired Kentucky operations previously discussed.  In addition, the increase in the nine month period of 2004 also reflected a change in accounting for directory contracts in which the Company has a secondary delivery obligation.  Effective January 1, 2003, ALLTEL began deferring a portion of its revenues and related costs to provide for secondary deliveries.  As a result, revenues and related costs associated with any directories for which secondary deliveries were required, but not yet made, were deferred, resulting in a reduction in directory publishing revenues in the nine month period of 2003 of $4.6 million.

Primarily due to the decreases in revenues and sales noted above, communications support services segment income decreased $8.8 million, or 43 percent and $10.0 million, or 17 percent, in the three and nine months ended September 30, 2004, respectively, compared to the same period in 2003.  The adverse effects on segment income attributable to the decreases in revenues and sales in both 2004 periods were partially offset by improved profit margins in the directory publishing operations.  Profit margins for the directory publishing operations in 2003 had been adversely affected by increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for all directory contracts to be published in 2004.  Previously, these directory publishing services were contracted out to a third party.

Set forth below is a summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2004	2003	2004	2003
Severance and employee benefit costs	$—	$—	$0.5	$—
Relocation costs	—	—	0.1	—
Lease and contract termination costs	—	—	—	(0.5)
Write-down of software development costs	—	—	—	3.8
Total restructuring and other charges	$—	$—	$0.6	$3.3

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(Millions, except per share amounts)	2004	2003
Cash flows from (used in):
Operating activities	$1,844.1	$1,850.6
Investing activities	(717.2)	(972.2)
Financing activities	(1,136.2)	(1,085.0)
Discontinued operations	—	638.2
Effect of exchange rate changes	(0.1)	0.7
Increase (decrease) in cash and short-term investments	$(9.4)	$432.3
Total capital structure (a)	$12,604.5	$12,695.4
Percent of equity to total capital (b)	55.5%	53.6%
Book value per share (c)	$23.04	$21.79

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

Cash Flows-Operating Activities

Cash provided from operations continued to be ALLTEL’s primary source of liquidity.  Cash provided from operations for the nine months ended September 30, 2004 decreased slightly compared to the same period of 2003.  The decrease in cash provided from operations primarily resulted from adverse timing differences in the collection of accounts receivable and the payment of trade payables.  These adverse changes in working capital requirements were partially offset by favorable timing differences in the payment of income taxes and the purchase of inventories.

Cash Flows-Investing Activities

Capital expenditures continued to be ALLTEL’s primary use of capital resources.  Capital expenditures for the nine months ended September 30, 2004 were $757.3 million compared to $806.5 million for the same period in 2003.  Capital expenditures in both years were incurred to construct additional network facilities, to deploy digital wireless technology in the Company’s existing and acquired wireless markets and to upgrade ALLTEL’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL, and “walkie-talkie” communications services. The Company funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the nine months ended September 30, 2004 were $23.6 million compared to $44.6 million for the same period in 2003.  The Company expects capital expenditures including capitalized software development costs to be approximately $1.2 to $1.3 billion for 2004, which will be funded primarily from internally generated funds.

There were no cash outlays for the purchase of property in the nine months ended September 30, 2004 compared to $160.6 million for the same period of 2003.  During the first nine months of 2003, ALLTEL purchased wireless properties in Arizona and Mississippi for $87.4 million in cash, acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash, and purchased additional ownership interests in wireless properties in Mississippi, New Mexico, Virginia and Wisconsin for $13.2 million in cash.

Investing activities for the nine months ended September 30, 2004 and 2003 also included proceeds from the return on investments of $67.1 million and $34.3 million, respectively.  These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.  The increase in distributions received in 2004 was consistent with the improved operating results of these investments as previously discussed.

Cash Flows-Financing Activities

Dividend payments remain a significant use of capital resources for ALLTEL.  Common and preferred dividend payments were $345.3 million for the nine months ended September 30, 2004, compared to $327.2 million for the same period in 2003.  The increase in dividend payments in 2004 primarily reflected growth in the annual dividend rate on ALLTEL’s common stock.  On October 21, 2004, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate of 3 percent from $.37 to $.38 per share.  This action raised the annual dividend rate to $1.52 per share and marked the 44th consecutive year in which ALLTEL has increased its common stock dividend.  The Company expects to continue the payment of cash dividends during the balance of 2004.

ALLTEL’s maximum borrowing capacity under its commercial paper program is $1.5 billion.  ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreements.  During 2003, the Company amended its $1.0 billion revolving credit agreement so that the expiration date of the entire $1.0 billion line of credit would be October 1, 2005.  On July 30, 2003, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that expired on July 28, 2004.  On July 28, 2004, the Company replaced its existing $1.0 billion revolving credit agreement with a new five-year revolving credit agreement with a $1.5 billion line of credit.  No borrowings were outstanding under the revolving credit agreements as of September 30, 2004, December 31, 2003 or September 30, 2003.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion.  No commercial paper borrowings were outstanding at September 30, 2004, December 31, 2003 or September 30, 2003.  Commercial paper borrowings outstanding at December 31, 2002 were $25.0 million.  During the first nine months of 2004, no borrowings were incurred by the Company under either its commercial paper program or revolving credit agreements.  During 2003, the Company incurred additional commercial paper borrowings of $574.6 million, consisting of $124.6 million to fund the cost of the wireless property acquisitions in Arizona, Mississippi and Michigan, and $450.0 million to retire a 7.125 percent senior unsecured note that was due March 1, 2003.  During the second quarter of 2003, the Company repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds ALLTEL received in connection with the April 1, 2003, sale of the financial services division of its information services subsidiary to Fidelity National.  ALLTEL also used a portion of the cash proceeds from the sale to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs as further discussed below.

Retirements of long-term debt were $255.0 million and $744.3 million for the nine months ended September 30, 2004 and 2003, respectively.  Retirements of long-term debt in 2004 primarily consisted of the repayment of a $250.0 million unsecured note due April 1, 2004.  Retirements of long-term debt in 2003 included the repayment of a $450.0 million unsecured note due March 1, 2003 and the retirement of $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs.  Retirements of long-term debt in 2003 also included the net reduction from December 31, 2002 in commercial paper borrowings of $25.0 million and scheduled long-term debt retirements of $20.2 million.

On January 22, 2004, ALLTEL’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two-year period ended December 31, 2005.  Under the repurchase plan, ALLTEL may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors.  Sources of funding the stock buyback program include available cash on hand, operating cash flows, borrowings under ALLTEL’s commercial paper program and proceeds from monetizing the Company’s investment portfolio.  Through September 30, 2004, ALLTEL had repurchased, using available cash on hand, 9.7 million of its common shares at a total cost of $506.9 million.

Cash flows from financing activities also included distributions to minority investors, which amounted to $49.7 million and $44.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

On August 4, 2004, ALLTEL announced that it had reached agreements with United States Cellular Corp. and TDS Telecom to purchase certain wireless properties in Georgia, Mississippi, North Carolina, Ohio and Wisconsin for $140 million in cash.  The transactions are subject to regulatory approvals and are expected to close in the fourth quarter of 2004.  The Company believes it has sufficient cash and short-term investments on hand ($648.4 million at September 30, 2004) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends, funding the stock repurchase plan, and financing the wireless property acquisitions discussed above.  Additional sources of funding available to ALLTEL include (1) $1.5 billion of borrowings available to the Company under its commercial paper program and revolving credit agreement, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at September 30, 2004 and (3) additional debt securities issued in the private placement market.

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

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of September 30, 2004, the Company’s total debt to capitalization ratio was 44.2 percent.  In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company.  Retained earnings unrestricted as to the payment of dividends by the Company amounted to $5,986.4 million at September 30, 2004.  There are no restrictions on the payment of dividends among members of ALLTEL’s consolidated group.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At September 30, 2004, the Company was in compliance with all of its debt covenants.  There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

At September 30, 2004, current maturities of long-term debt were $226.1 million and included a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005.  The Company expects to fund the payment of this note at maturity through either available cash on hand or operating cash flows.

In connection with the sale of the Company’s financial services division previously discussed, ALLTEL received shares of Fidelity National common stock.  As of September 30, 2004, ALLTEL owned approximately 11.2 million shares of Fidelity National common stock, representing an approximate seven percent interest in Fidelity National.

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

Recently Issued Accounting Pronouncements

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare.  The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000.  On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”).  FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense.  The Department of Health and Human Services has yet to issue final regulations on the determination of actuarial equivalence and the federal subsidy.  Based on its current understanding of the Act, ALLTEL believes that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D.  Effective July 1, 2004, ALLTEL prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an approximate $16.5 million reduction in the Company’s accumulated postretirement benefit obligation.  The adoption of FSP No. 106-2 and subsequent remeasurement did not have a material impact on the Company’s 2004 postretirement expense.  Once the final federal regulations are issued, ALLTEL will re-evaluate the effects of the Act on its future benefit costs and accumulated postretirement benefit obligation.

Critical Accounting Policies

ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In its Annual Report on Form 10-K for the year ended December 31, 2003, ALLTEL identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing the Company’s consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense and determining the fair values of goodwill and other indefinite-lived intangible assets.  There have been no material changes to ALLTEL’s critical accounting policies during the nine month period ended September 30, 2004.

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

ALLTEL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at September 30, 2004 are similar to the market risks discussed in ALLTEL’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates.  The Company has estimated its market risk using sensitivity analysis.  For marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices.  For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

Equity Price Risk

Changes in equity prices primarily affect the fair value of ALLTEL’s investments in marketable equity securities.  Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available.  At September 30, 2004, investments of the Company were recorded at fair value of $744.0 million, compared to $722.7 million at December 31, 2003.  The increase in fair value primarily reflected the increased market value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division, as previously discussed.  Marketable equity securities amounted to $428.0 million and included unrealized holding gains of $99.3 million at September 30, 2004.  Comparatively, investments in marketable equity securities were $395.8 million at December 31, 2003 and included unrealized holding gains of $73.6 million.  At September 30, 2003, investments in marketable equity securities amounted to $306.7 million and included unrealized holding gains of $19.2 million.  A hypothetical 10 percent decrease in quoted market prices would result in a $42.8 million decrease in the fair value of the Company’s marketable equity securities at September 30, 2004.

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

As of September 30, 2004, the Company had no borrowings outstanding under its commercial paper program.  The Company has entered into six, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable as of September 30, 2004.  The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013.  The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by ALLTEL was 1.7 percent at September 30, 2004.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $10.0 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $10.0 million.

Foreign Exchange Risk

The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity.  Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three and nine months ended September 30, 2004 and 2003.  Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries.  The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ALLTEL CORPORATION

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)                      On January 23, 2004, ALLTEL announced a $750.0 million stock repurchase plan that expires on December 31, 2005.  During the first six months of 2004, the Company repurchased 4,825,600 shares of its common stock at a total cost of $243.0 million, or an average cost of $50.36 per share.  Information pertaining to this plan for the third quarter of 2004 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
July 1-31, 2004	—	$—	—	$507.0 million
August 1-31, 2004	1,800,000	$53.75	1,800,000	$410.2 million
September 1-30, 2004	3,050,000	$54.80	3,050,000	$243.1 million
Total	4,850,000	$54.41	4,850,000

Item 6.           Exhibits

See the exhibits specified on the Index of Exhibits located at Page 43.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)
November 5, 2004

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