Form 10-K
period 2004-12-31
ALLTEL CORP
filed 2005-02-10
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

NONE

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☒ YES     ☐ NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).           ☒ YES     ☐ NO

Aggregate market value of voting stock held by non-affiliates as of June 30, 2004 —           $15,601,010,955

Common shares outstanding, January 31, 2005 —           302,475,315

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2005 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 30 to 36.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

THE COMPANY

GENERAL

ALLTEL Corporation (''ALLTEL'' or the ''Company'') is a customer-focused communications company. The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services. Telecommunications products are warehoused and sold by the Company's distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. In addition, a subsidiary provides billing, customer care and other data processing and outsourcing services to telecommunications companies. The Company is incorporated in the state of Delaware.

The Company's web site address is www.alltel.com. ALLTEL files with, or furnishes to, the Securities and Exchange Commission (the ''SEC'') annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as various other information. ALLTEL makes available free of charge through the Investor Relations page of its web site its annual reports, quarterly reports and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, on the corporate governance section of the Investor Relations page of its web site, ALLTEL makes available the Board of Director's Amended and Restated Corporate Governance Board Guidelines and the charters for the Audit, Compensation, and Governance Committees. ALLTEL will provide to any stockholder a copy of the Governance Board Guidelines and the Committee charters, without charge, upon written request to Vice President-Investor Relations, ALLTEL Corporation, One Allied Drive, Little Rock, Arkansas 72202.

FORWARD-LOOKING STATEMENTS

This Form 10-K may include certain ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Words such as ''expects'', ''anticipates'', ''intends'', ''plans'', ''believes'', ''seeks'', ''estimates'', and ''should'', and variations of these words and similar expressions, are intended to identify these forward-looking statements. ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; material changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the Company's wireless roaming agreements; the potential for adverse changes in the ratings given to ALLTEL's debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL's strategic investments; the effects of work stoppages; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

THE COMPANY (continued)

ACQUISITIONS

Pending Acquisitions to be Completed During 2005:
On January 9, 2005, ALLTEL entered into an Agreement and Plan of Merger (the ''Merger Agreement'') with Western Wireless Corporation (''Western Wireless'') providing for the merger of Western Wireless with and into a wholly-owned subsidiary of ALLTEL (the ''Merger''). In the Merger, each share of Western Wireless common stock will be exchanged for .535 shares of ALLTEL common stock and $9.25 in cash unless the shareholder makes an all-cash or all-stock election. Western Wireless shareholders making an all-stock or all-cash election may be subject to proration depending on elections made by shareholders. In the aggregate, ALLTEL will issue approximately 60 million shares of stock and pay approximately $1.0 billion in cash. A subsidiary of ALLTEL will also assume debt of approximately $2.2 billion, including $1.2 billion of term notes issued under Western Wireless' credit facility that, as a result of a change in control, will become due immediately upon the closing of the Merger. As a result of the Merger, ALLTEL will add approximately 1.3 million domestic wireless customers (excluding reseller customers) in 19 midwestern and western states that are contiguous to the Company's existing wireless properties, increasing the number of wireless customers served by ALLTEL to approximately 10 million. ALLTEL also will add wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and will also significantly expand its wireless operations in Arizona, Colorado, New Mexico and Texas. In addition, ALLTEL will add approximately 1.6 million international wireless customers in six countries. Consummation of the Merger is subject to certain conditions, including, without limitation, the approval of the Merger by the stockholders of Western Wireless and the receipt of regulatory approvals. The transaction is expected to close by mid-year 2005.

On November 26, 2004, ALLTEL and Cingular Wireless LLC (''Cingular''), a joint venture between SBC Communications, Inc. and BellSouth Corporation, entered into a definitive agreement to exchange certain wireless assets. Under the terms of the agreement, Cingular will sell to ALLTEL former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi. Cingular will also sell to ALLTEL 20MHz of spectrum and network assets owned by AT&T Wireless in Wichita, Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, ALLTEL and Cingular will exchange partnership interests, with Cingular receiving interests in markets including Wichita, Kansas; Kansas City, Missouri; Milwaukee, Wisconsin and several in Texas, and ALLTEL receiving more ownership in markets it manages in Michigan, Louisiana, and Toledo, Ohio. ALLTEL will also pay Cingular $170.0 million in cash. Completion of this transaction is contingent upon regulatory approval and is expected to occur in the second quarter of 2005.

Following completion of the acquisitions discussed above, ALLTEL's domestic communications operations will serve approximately 10.1 million wireless customers, 3.0 million wireline customers, and 1.8 million long-distance customers in 36 states. As noted above, ALLTEL will also serve approximately 1.6 million wireless international customers in six countries.

Acquisitions Completed During the Past Five Years:
On December 1, 2004, ALLTEL completed the purchase of certain wireless assets from United States Cellular Corporation (''U.S. Cellular'') and TDS Telecommunications Corporation (''TDS Telecom'') for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 potential customers (''POPs'') in Florida and Ohio. The Company also purchased partnership interests in seven ALLTEL-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, ALLTEL owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and ALLTEL owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana from SJI, a privately held company. Through these transactions, ALLTEL added approximately 92,000 wireless customers.

On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 POPs in an Arizona Rural Service Area (''RSA''). On February 28, 2003, the Company purchased for $64.6 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates, a privately held company. On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs. Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties. Through the completion of these transactions, ALLTEL added approximately 147,000 customers and expanded its wireless operations into new markets in Arizona, Michigan and Mississippi.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

THE COMPANY (continued)

ACQUISITIONS (Continued)

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications Inc. (''Verizon'') for $1.93 billion in cash. The acquired wireline properties overlapped ALLTEL's existing wireless service in northeastern Kentucky.

On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. (''CenturyTel'') for approximately $1.59 billion in cash. In this transaction, ALLTEL added properties representing approximately 8.3 million POPs, acquired approximately 762,000 customers and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin. Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs and Personal Communications Services (''PCS'') licenses covering 1.3 million POPs in Wisconsin and Iowa.

On October 3, 2000, ALLTEL purchased wireless properties in New Orleans, Baton Rouge and three rural service areas in Louisiana from SBC Communications, Inc. (''SBC''). In connection with this transaction, ALLTEL paid SBC $387.6 million in cash and acquired approximately 150,000 wireless customers and 300,000 paging customers. The Company disposed of the paging operations in 2001.

On January 31, 2000, ALLTEL, Bell Atlantic Corporation (''Bell Atlantic'') and GTE Corporation (''GTE'') signed agreements to exchange wireless properties in 13 states. On April 3, 2000, ALLTEL completed the initial exchange of wireless properties with Bell Atlantic in five states, acquiring operations in Arizona, New Mexico and Texas and divesting operations in Nevada and Iowa. In addition to the exchange of wireless assets, ALLTEL also paid Bell Atlantic $624.3 million in cash to complete this transaction. On June 30, 2000, ALLTEL completed the remaining wireless property exchanges with Bell Atlantic and GTE, in which ALLTEL acquired operations in Alabama, Florida, Ohio, and South Carolina, and divested operations in Illinois, Indiana, New York and Pennsylvania. ALLTEL also transferred to Bell Atlantic or GTE certain of its minority investments in unconsolidated wireless properties, representing approximately 2.6 million POPs. In connection with the transfer of the remaining wireless assets, ALLTEL received $216.9 million in cash and prepaid vendor credits of $199.6 million and assumed long-term debt of $425.0 million. Through the completion of the above transactions, ALLTEL acquired interests in 27 wireless markets representing about 14.6 million POPs and approximately 1.5 million wireless customers, while divesting interests in 42 wireless markets representing 6.9 million POPs and approximately 778,000 customers. During 2000, ALLTEL also acquired the remaining ownership interests in wireless properties in Florida and Georgia in which ALLTEL already owned a controlling interest. In connection with these acquisitions, the Company paid $19.1 million in cash.

DISPOSITIONS

In December 2003, ALLTEL sold to Convergys Information Management Group (''Convergys'') for $37.0 million in cash certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the Company's telecommunications information services operations.

On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National Financial Inc. (''Fidelity National''), for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock. As part of this transaction, Fidelity National acquired ALLTEL's mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division. Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction. The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National.

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

DISPOSITIONS (Continued)

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

EMPLOYEES

At December 31, 2004, the Company had 18,598 employees. Within the Company's work force, approximately 1,526 employees are part of collective bargaining units. During 2004, ALLTEL had no material work stoppages due to labor disputes with its unionized employees.

ORGANIZATIONAL STRUCTURE AND OPERATING SEGMENTS

The Company has focused its communications business strategy on growing its customer base through strategic acquisitions and enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. Through the various wireless acquisitions completed since 2000 discussed above under ''Acquisitions'', ALLTEL has significantly expanded its wireless business and enhanced the Company's ability to provide multiple communications services to its customers. The acquisition of Verizon's wireline properties in Kentucky, completed in 2002, increased ALLTEL's total number of wireline customers to more than 3 million. As of December 31, 2004, including customers of its wireless, wireline and long-distance services, the Company serves more than 13 million communications customers in 26 states. ALLTEL operates its communications businesses as a single operation capable of delivering to customers one-stop shopping for a full range of communications products and services. In addition to its wireless, wireline and long-distance service offerings, the Company also provides Internet, high-speed data transport services (''DSL''), paging and cable television services in select markets.

ALLTEL is organized based on the products and services that it offers. Under this organizational structure, the Company's communications operations consist of its wireless, wireline and communications support services segments. ALLTEL's wireless segment consists of the Company's cellular, PCS and paging operations. The wireline segment consists of ALLTEL's incumbent local exchange carrier (''ILEC''), competitive local exchange carrier (''CLEC'') and Internet access operations. Communications support services consist of the Company's long-distance and network management services, communications products, directory publishing operations and the retained telecommunications information services operations of ALLTEL Information Services, Inc. that were not sold to Fidelity National. For financial information about ALLTEL's operating segments, refer to pages F-72 to F-75 of the Financial Supplement, which is incorporated by reference herein.

WIRELESS OPERATIONS

As of December 31, 2004, the Company provided wireless communications service to more than 8.6 million customers in 24 states. ALLTEL owns a majority interest in wireless operations in 90 MSAs, representing approximately 41.2 million wireless POPs, and a majority interest in 149 RSAs, representing approximately 21.1 million wireless POPs. In addition, ALLTEL owns a minority interest in 56 other wireless markets, including the Chicago, Illinois and Houston, Texas MSAs. As of December 31, 2004, ALLTEL's penetration rate (number of customers as a percentage of the total population in the Company's service areas) was 13.8 percent.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

ALLTEL has offered PCS service in Jacksonville, Florida, since March 1998. As previously discussed, in connection with the acquisition of the wireless assets from CenturyTel in 2002, ALLTEL acquired PCS licenses covering 1.3 million POPs in Wisconsin and Iowa. In 2000, the Company sold its PCS operations in Birmingham and Mobile, Alabama and PCS licenses in nine other markets, and in 2001, ALLTEL sold 20 additional PCS licenses. Giving effect to these transactions, the Company has 51 PCS licenses representing approximately 19.8 million POPs. ALLTEL provides paging services in select markets to customers on a resale basis. As of December 31, 2004, ALLTEL provided paging service to approximately 22,000 customers. Revenues derived from paging services are not significant to ALLTEL's wireless operating results.

During 2004, ALLTEL continued to upgrade it wireless network infrastructure and invest in state-of-the-art code division multiple access (''CDMA'') technology, including 1XRTT. Capital expenditures for 2004 also included the Company's initial investment in wireless EV-DO technology in selected markets. ALLTEL expects to deploy EV-DO technology in 6 to 10 additional markets in 2005. Substantially all of the Company's wireless markets operate on digital-based systems. In addition, the Company supplements its wireless service coverage area through roaming agreements with other wireless service providers that allow ALLTEL's customers to obtain wireless services in those U.S. regions in which ALLTEL does not maintain a network presence. Through these roaming agreements, the Company is able to offer its customers wireless services covering approximately 95 percent of the U.S. population. ALLTEL continues to increase its network capacity and coverage area through new network construction, strategic acquisitions and affiliations with other wireless service providers.

PRODUCT OFFERINGS AND PRICING

Wireless revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for custom calling and other enhanced service features. Wireless revenues comprised 60 percent of ALLTEL's total operating revenues from business segments in 2004, compared to 58 percent in 2003 and 57 percent in 2002. Prices of wireless services are not regulated by the Federal Communications Commission (''FCC'') or by state regulatory commissions; however, as more fully discussed under the caption ''Regulation'' on page 8, states are permitted to regulate the terms and conditions of wireless services unrelated to either rates or market entry.

ALLTEL strives to address the needs of a variety of customer segments, stimulate usage, increase penetration, and improve customer retention rates through a diverse product offering and pricing strategy. To accomplish these objectives, the Company offers competitive local, statewide, and national service plans. These service plans include packages of daytime, night and weekend, and mobile-to-mobile minutes. Customers can choose lower monthly access plans with fewer minutes, while customers needing more minutes can choose slightly higher access plans with more minutes. Family Freedom — an offering that gives customers the option to share minutes by adding additional lines of service at a discounted rate — helps target the growing number of families that have integrated wireless into their lives. In addition, the Company offers Call Home Free minutes. By allowing the lines on an account to designate a home telephone number as a wireless phone, customers are also able to receive the benefit of their mobile-to-mobile minutes when calling their home phone.

ALLTEL provides several voice features to enhance its wireless calling plans, including call waiting, call forwarding, caller identification, three-way calling, no-answer transfer, directory assistance call completion and voicemail. Depending on the customer's selection of rate plan, some or all of these features are included as an extra value to the plan, with the expectation of extending customer life.

The wireless industry has shifted to higher recurring revenue plans which provide a large number of packaged minutes, unlimited night and weekend calling and long-distance within the United States as an integral component of the plan. In order to offer one-rate plans on a profitable basis, the Company has endeavored to negotiate more favorable terms and conditions under its roaming agreements with other domestic wireless companies. As previously discussed, these roaming agreements provide ALLTEL's customers with the capability to use their wireless telephones while traveling outside the Company's service areas. In conjunction with the wireless assets exchange transaction completed in 2000, ALLTEL and Verizon Wireless also signed reciprocal roaming agreements. These agreements, which expire in January 2010, allow customers of each of the companies to roam on each other's networks across a footprint that covers approximately 95 percent of the U.S. population. As a result of these roaming agreements, ALLTEL can offer to customers profitably its one-rate pricing plans, Total and National Freedom. While these national rate plans provide the Company the ability to compete effectively for the high volume, roaming customer, retail roaming revenues will continue to decline to the extent customers migrate to these national rate plans.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

PRODUCT OFFERINGS AND PRICING (continued)

In addition to these voice features, in early 2004, the Company launched Touch2Talk, which is a walkie-talkie service designed to make it easy for customers to talk to business associates, family and friends at the touch of a button. Touch2Talk service is a niche product offered by several other carriers. Touch2Talk is differentiated by its ability to offer users real-time presence, which allows a user to determine if another user is currently available to receive a walkie-talkie call, and its ability to allow users to easily alternate between a walkie-talkie call and a regular cellular call.

In response to increasing demand, the Company continued to expand its various data solutions to its customers in 2004. Axcess, ALLTEL's brand name for its suite of data services, was broadened throughout the year to include many new downloadable wireless applications such as games, ringtones, wallpaper and office applications. Through its Axcess product, ALLTEL also offers text and picture messaging services. During 2004, ALLTEL also continued to expand its 1XRTT high-speed data network. At December 31, 2004, the Axcess high-speed data network had been implemented in markets covering approximately 50 percent of ALLTEL's POPs. Text Messaging continues to be the flagship data product in the Axcess suite, exhibiting growth in excess of 200 percent during fiscal 2004. A large scale promotion aimed at increasing text messaging usage and adoption, using Super Bowl XXXIX as a backdrop, began in the latter half of 2004 and had a positive effect on the entire suite of data products.

ALLTEL also offers several prepaid alternatives designed to increase market penetration. One alternative, ''Pay-As-You-Go'', is a traditional prepaid service in which the customer purchases a set amount of airtime to be used as needed. Prepaid package plans present customers with slightly different prepaid solutions by offering monthly access for buckets of anytime and night and weekend minutes. This solution targets new market segments that desire monthly access and buckets of minutes but choose prepaid to control expenses. Several voice and data feature enhancements, including text messaging, are available with prepaid offerings as well. In addition, through a distribution agreement with Wal-Mart, the Company also offers prepaid service under the ''Simple Freedom'' trademark. Simple Freedom offers nationwide calling, a flat rate per minute and does not require a deposit or service contract. As of December 31, 2004, prepaid customers represented approximately 9 percent of ALLTEL's wireless customer base.

Primarily as a result of the increased sales of the Company's higher-yield local, regional and national calling plans and increased sales of data services, retail revenue per customer per month increased to $44.39 in 2004, compared to $43.39 in 2003 and $42.90 in 2002. The increase in retail revenue per customer per month in 2004 and 2003 was partially offset by decreased wholesale roaming rates, which resulted in average revenue per customer per month of $48.13 in 2004, compared to $47.51 in 2003 and $46.97 in 2002.

Maintaining low postpay customer churn rates (average monthly rate of customer disconnects) is a primary goal of the Company, particularly as customer growth rates slow due to increased competition and higher penetration levels occur in the marketplace. ALLTEL experienced an average monthly postpay customer churn rate in its wireless service areas of 1.74 percent for the year ended December 31, 2004, compared to 2.09 percent and 2.23 percent for the years ended December 31, 2003 and 2002, respectively. To improve customer retention, the Company offers competitively priced rate plans, proactively analyzes customer usage patterns and migrates customers to newer digital handsets. ALLTEL also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. The Company believes that its improvements in customer service levels, proactive retention efforts, and digital network expansion contributed to the decrease in postpay customer churn in both 2004 and 2003.

MARKETING

ALLTEL's marketing strategy is to create and execute products, services and communications that drive growth while optimizing costs and minimizing customer churn rates. The Company's marketing campaigns emphasize that ALLTEL is a customer-focused communications company. The Company builds consumer awareness and promotes the ALLTEL brand by strategically advertising and differentiating relevant customer benefits, calling plans, price promotions and new products. The ALLTEL brand works to establish an emotional connection with current and prospective customers by focusing on meeting the real needs of the customer. The Company's marketing campaigns target distinct customer segments by usage patterns including individuals, families, and businesses. ALLTEL uses segmented marketing to target new customers, especially those switching from other carriers, as well as retaining current customers.

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

ALLTEL currently conducts its retail operations in approximately 800 locations strategically located in neighborhood retail centers and shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company's retail focus is to attract new customers through competitive service offerings and an efficient sales process. For ALLTEL, the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

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

COMPETITION

Substantial and increasing competition exists within the wireless communications industry. Cellular, PCS and Enhanced Specialized Mobile Radio service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers. PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology. The entry of multiple competitors, including PCS providers, within the Company's wireless markets has made it increasingly difficult to attract new customers and retain existing ones. Competition for customers among wireless service providers is based primarily on the types of services and features offered, call quality, customer service, system coverage, and price. ALLTEL has responded to this growing competitive environment by capitalizing on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service and by developing competitive rate plans and offering new products and services. ALLTEL's ability to compete successfully in the future will depend upon the Company's ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions, and competitors' pricing strategies.

In the current wireless market, ALLTEL's ability to compete also depends on its ability to offer regional and national calling plans to its customers. As previously noted, the Company depends on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by ALLTEL's network. These agreements are subject to renewal and termination if certain events occur, including if network quality standards are not maintained. If the Company were unable to maintain or renew these agreements, ALLTEL's ability to continue to provide competitive regional and nationwide wireless service to its customers could be impaired, which, in turn, would have an adverse effect on its wireless operations.

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

ALLTEL will maintain its first generation analog services until the FCC no longer requires it or as long as non-CDMA operators continue to request roaming services. The Company has effectively completed the deployment of its CDMA digital network throughout its wireless markets, offering its customers quality second generation voice and circuit switch data. By the end of 2004, less than 3 percent of ALLTEL's traffic remained on its analog network. Second generation digital systems in the U. S. compress voice or data signals enabling a single radio channel to simultaneously carry multiple signal transmissions. CDMA digital technology provides expanded channel capacity and the ability to offer advanced services and functionality. In addition, digital technology improves call quality and offers improved customer call privacy.

Third generation digital wireless technologies increase voice capacity, allow high-speed wireless packet data services and are capable of supporting more complex data applications. In 2004, ALLTEL deployed CDMA2000 1XRTT data services in selected markets bringing coverage at year end to approximately 50 percent of ALLTEL's POPs. During 2005, the Company plans to continue expanding 1XRTT data deployments in additional markets with an expected total coverage of more than 90 percent of ALLTEL's POPs by the end of 2005. In addition, during 2004 the Company deployed CDMA2000 1xEV-DO in selected key markets, and anticipates expanding its deployment of EV-DO into 6 to 10 additional markets during 2005. EV-DO technologies provide a broadband wireless environment capable of supporting various leading edge wireless multimedia features and services along with enhanced speed on currently offered applications.

REGULATION

The Company is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (''CMRS''). The FCC regulates the licensing, construction, and operation of CMRS and other wireless communications systems, as well as the provision of services over those systems. The FCC has exercised its authority to refrain from rate regulation of wireless communications services, but retains its statutory authority to impose such regulation by prohibiting unjust or unreasonably discriminatory rates through complaint proceedings. The Company also is subject to state regulation with respect to the terms and conditions of its provision of CMRS. States may petition the FCC for authority to regulate rates if the states demonstrate that (1) the market has failed to protect consumers from unreasonable, unjust or discriminatory rates; or (2) market conditions exist such that CMRS are a replacement for land line telephone exchange service for a ''substantial'' portion of the telephone land line exchange service within each state.

The Telecommunications Act of 1996 (''96 Act''), provides wireless carriers numerous opportunities to provide an alternative to the telephony services provided by local exchange telephone companies and interexchange carriers. These opportunities include the ability to provide calling plans that integrate or bundle both local calling and long-distance service. Under the 96 Act and the FCC's rules, wireless telecommunications carriers are entitled to reciprocal compensation from local exchange carriers (''LECs'') for calls transmitted from the LECs' networks and terminated on the wireless carriers' networks. Additionally, wireless carriers are characterized as ''telecommunications carriers'' under the 96 Act and not LECs. Consequently, CMRS carriers are not subject to the interconnection, resale, unbundling, and other obligations applicable to LECs under the 96 Act until such time as the FCC makes a finding that treatment of CMRS carriers as LECs is warranted. The 96 Act also eliminated any requirement that CMRS carriers provide subscribers with equal access to their long distance carrier of choice, although the FCC is empowered under the 96 Act to impose an equal access requirement on CMRS carriers through rulemaking should market conditions so warrant.

The Company holds FCC authorizations for Cellular Radiotelephone Service (''CRS''), Personal Communications Service (''PCS''), and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the ''FCC Licenses''). Generally, FCC licenses are issued initially for 10-year terms and may be renewed for additional 10-year terms upon FCC approval of the renewal application. The Company has routinely sought and been granted renewal of its FCC Licenses without contest and anticipates that future renewals of its FCC Licenses will be granted. Significant changes in ownership or control of an FCC license require prior approval by the FCC, and interested parties are afforded the opportunity to file comments or formal petitions contesting the transaction.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

REGULATION (continued)

Minority, non-controlling interests in an FCC license generally may be transferred or assigned without prior FCC approval, subject to compliance with the restrictions under the 96 Act on ownership interests held by foreign entities.

All of the Company's PCS licenses are for 10 MHz-wide broadband PCS systems. PCS licenses are granted for 10-year terms, and licensees must meet certain network build-out requirements established by the FCC to maintain the license in good standing. In order to meet the FCC's build-out requirements, the Company must construct networks in each licensed market that provide coverage to at least 25 percent of the population in the market within five years after the initial grant of the license or, alternatively, make a showing of ''substantial service'' within that same five-year period. ALLTEL met the FCC's build out requirements for its PCS licenses by providing coverage to 25 percent or more of the population in each licensed market by the end of the five-year build-out period on April 28, 2002.

Cellular systems operate on one of two 25 MHz-wide frequency blocks that the FCC allocates and licenses for CMRS service. Effective January 2003, the FCC eliminated the limitation on the amount of CMRS spectrum that a licensee may hold and the prohibition on the common ownership of both cellular licenses in the same metropolitan market. Effective February 2005, the FCC also eliminated the prohibition on the common ownership of both cellular licenses in the same rural market.

In an effort to promote more efficient number utilization, the FCC adopted rules requiring CMRS providers to participate in a nationwide number conservation program known as ''thousand block number pooling'' in accordance with roll out schedules established by the FCC, and to the extent applicable, state-sponsored number pooling trials. Under number pooling, carriers are required to return unused numbers in their inventory to a centrally administered pool and to accept assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned. The FCC exempted small and rural CMRS and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier.

CMRS providers in the top 100 markets were required by the FCC to implement by November 24, 2003 (and, for all other markets, by May 24, 2004, or six months after the carrier receives its first request to port, whichever is later) wireless local number portability (''WLNP''), which permits customers to retain their existing telephone number when switching to another telecommunications carrier. Additionally, on November 10, 2003, the FCC released a decision providing guidance on number porting between wireline and wireless carriers, or ''intermodal porting''. The FCC required LECs in the top 100 markets, beginning on November 24, 2003 (and beginning on May 24, 2004 for all other markets), to port numbers to wireless carriers where the coverage area of the wireless carrier (i.e., the area in which the wireless carrier provides service) overlaps the geographic location of the rate center in which the wireline number is provisioned, provided that the wireless carrier maintains the rate center designation of the number.

An appeal by the United States Telecommunications Association (''USTA''), along with certain rural telephone companies, of the FCC's November 10, 2003 decision is pending before the U.S. Court of Appeals for the District of Columbia Circuit (the ''D.C. Circuit Court''). To date, the volume of intermodal porting requests processed by the Company for wireless customers has not been significant. In addition, various state public service commissions have granted the requests of rural LECs to suspend their obligations to port numbers to CMRS carriers.

Wireless service providers are required by the FCC to provide enhanced 911 emergency service (''E-911'') in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (''PSAP''), deliver both the caller's number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. A phase one-enabled PSAP is generally one that is capable of receiving and utilizing the number and cell site location data transmitted by the carrier. ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs. As a result of certain technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances and in accordance with the rules, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

REGULATION (continued)

In phase two, CMRS carriers like ALLTEL have opted for a handset-based solution must determine, for originated calls, the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls. The phase two requirements were set to begin by October 1, 2001, but, because of certain technology and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier. On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company (the ''FCC Order''). The FCC Order provides for a phased-in deployment of Automatic Location Identification (''ALI'') capable network or handset-based technology that began on March 1, 2003. ALI capability permits more accurate identification of the caller's location by PSAPs. Under the FCC Order, the Company was required to: (1) begin selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensure that, as of May 31, 2003, at least 25 percent of all new handsets activated were ALI-capable; (3) ensure that, as of November 30, 2003, at least 50 percent of all new handsets activated were ALI-capable; (4) ensure that 100 percent of its digital handsets activated were ALI-capable as of May 31, 2004; and (5) ensure that penetration of ALI-capable handsets among its customers will reach 95 percent no later than December 31, 2005. ALLTEL began selling ALI-capable handsets in June 2002 and to date has complied with the handset deployment thresholds under the FCC's Order, or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. Based on the current pace of customer migration to ALI-capable handsets, including the additional subscribers acquired through recent acquisitions, ALLTEL may have difficulty complying with the December 31, 2005 requirement to be 95 percent penetrated without incurring a significant increase in its operating costs.

To ensure affordable access to telecommunications services throughout the United States, the FCC and many states commissions administer universal service programs. CMRS providers are required to contribute to the federal universal service fund (''USF'') and are required to contribute to some state universal service funds. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an Eligible Telecommunications Carrier (''ETC''). The federal universal service program is under legislative, regulatory and industry scrutiny as a result of the growth in the fund and structural changes within the telecommunications industry. The structural changes include an increase in the number of ETC's receiving money from the universal service fund and a migration of customers from wireline service to voice-over-Internet-protocol (''VoIP'') providers that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are considering changes to the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.

During 2004, the Company sought ETC certification by the FCC and various state commissions. In September 2004, the Company received ETC approval by the FCC in certain non-rural properties in Alabama, Virginia, Georgia, North Carolina and Florida. ALLTEL also obtained approval of ETC applications from state commissions for certain of its properties in Michigan, Mississippi, Arkansas, Wisconsin, West Virginia, Louisiana and Kansas. The Company began receiving USF support associated with these ETC certifications in Michigan, Mississippi, Arkansas, Wisconsin and West Virginia in the first quarter of 2004, and for Louisiana and Kansas in the fourth quarter of 2004. The Company also sought ETC certification from the state commission in Arizona. On November 2, 2004, the Arizona commission granted ETC certification to ALLTEL subject to various conditions. On December 15, 2004, the Company notified the Arizona commission that the Company declined to accept the ETC certification in Arizona because the conditions associated with the certification were overly burdensome and could have hindered the Company's ability to effectively compete. ALLTEL received approximately $50.0 million of gross USF subsidies in 2004 related to the approved ETC petitions and net USF subsidies of approximately $42.0 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. ALLTEL expects to receive net USF subsidies of approximately $25.0 million per quarter in 2005.

The FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including strengthening the requirements in the ETC certification process and modifying the services qualified to receive USF support. The Joint Board recommended that the FCC adopt optional more stringent federal guidelines to assist states in the ETC certification process and limit USF support to a single ''primary'' connection per customer. In the 2005 Omnibus Appropriations Bill, Congress included language that prevents the FCC from enacting a primary line restriction on universal service support recommended to the FCC by the Joint Board. The Joint Board also asked the FCC to provide guidance on whether states choosing to apply these guidelines could rescind existing ETC designations if the states subsequently found that such designations were no longer in the public interest. Finally, the Joint Board recommended that states strengthen the annual ETC certification process to ensure USF funds are used ''only for the provision, maintenance and upgrading of facilities

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELESS OPERATIONS (continued)

REGULATION (continued)

for which the support is intended''. If adopted, these changes would adversely affect the availability of USF to ALLTEL's wireless business, although until the final FCC Order is released (expected to occur in February 2005) and the specific changes, if any, are determined, the Company cannot estimate the specific impact that these changes would have.

The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (''USAC'') must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (the ''ADA''), the effect of which could have caused delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program.

In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC's spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. The Company's evaluation of opportunities created as a result of these decisions is ongoing.

The Communications Assistance for Law Enforcement Act (''CALEA'') requires wireless and wireline carriers to ensure that their networks have the capability and capacity to accommodate law enforcement agencies' lawful intercept requests. The FCC has imposed various obligations and compliance deadlines, with which ALLTEL has either complied or, in accordance with CALEA, filed a request for an extension of time. On August 18, 2004, the U.S. Department of Justice (''DOJ'') objected to ALLTEL's pending extension request relating to the Company's packet-mode services insofar as that extension request relates to ALLTEL's ''Touch2Talk'' walkie-talkie service. ALLTEL is initiating discussions with DOJ personnel in an effort to address the DOJ's concerns. In response to a petition filed by the DOJ and other federal agencies, the FCC in August 2004 initiated a rulemaking to adopt new rules under CALEA pertaining to wireless and wireline carriers' packet mode communications services, including Internet protocol (''IP'') based services. The FCC concurrently issued a declaratory ruling concerning the appropriate treatment of push-to-talk services under CALEA. Rules or precedents adopted as a result of these proceedings could impose new costs and obligations on ALLTEL and other carriers. The Company's ''Touch2Talk'' service is compliant with CALEA standards. The Company's packet services network requires a modest upgrade to be fully compliant with CALEA standards for packet requests from Law Enforcement. The cost of the upgrade is immaterial and will not adversely affect the Company's operations.

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

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS

As previously noted, the Company's wireline segment consists of ALLTEL's ILEC, CLEC and Internet access operations. The Company's wireline subsidiaries provide local telephone service to 3.0 million customers primarily located in rural areas in 15 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services. Wireline revenues, which consist of local service, network access and long-distance and miscellaneous revenues, comprised 29 percent of ALLTEL's total operating revenues from business segments in 2004, compared to 30 percent in both 2003 and 2002.

Local service operations provide lines from telephone exchange offices to customer premises for the origination and termination of telecommunications services including basic dial-tone service and dedicated private line facilities for the transport of data and video. ALLTEL also offers various enhanced service features including call waiting, call forwarding, caller identification, three-way calling, no-answer transfer and voicemail. Additional local service revenues are derived from charges for equipment rentals, equipment maintenance contracts, information and directory assistance and public payphone services. The Company also provides cable television service to approximately 36,000 customers in Georgia and Missouri. The cable television properties are not significant to ALLTEL's wireline operating results.

Network access and interconnection services are provided by ALLTEL by connecting the equipment and facilities of its customers to the communications networks of long-distance carriers, CLECs, competitive switched and special access providers, and wireless service providers. These companies pay access and network usage charges to the Company's local exchange subsidiaries for the use of their local networks to originate and terminate their voice and data transmissions. Network access revenues also include amounts derived from DSL. Miscellaneous revenues primarily consist of revenues derived from the Company's Internet access services, charges for billing and collections services provided to long-distance companies, customer premise equipment sales and directory advertising services.

COMPETITION

Many of the Company's ILEC operations have begun to experience competition in their local service areas. Sources of competition to ALLTEL's local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (''UNE-P''), voice-over-internet-protocol (''VoIP'') providers and providers using other emerging technologies. Through December 31, 2004, this competition has not had a material adverse effect on the results of operations of ALLTEL's wireline operations, although competition has adversely affected the Company's access line growth rates. Customer access lines decreased 3 percent during the twelve months ended December 31, 2004. The Company lost approximately 86,000 access lines during 2004, primarily as a result of the effects of wireless and broadband substitution for the Company's wireline services. The Company expects the number of access lines served by its wireline operations to continue to be adversely affected by wireless and broadband substitution in 2005.

To address competition, ALLTEL is focusing its efforts on marketing and selling additional products and services to its customers by bundling together and offering at competitive rates its various product offerings, including long-distance, Internet and DSL services. Deployment of DSL service is an important strategic initiative for ALLTEL. Currently, DSL service is available to approximately 1.9 million, or 63 percent, of the Company's wireline customers. During 2004, the Company added approximately 90,000 DSL customers, continuing a three year long trend of strong growth in this service offering. For the twelve months ended December 31, 2004, the number of DSL customers grew by almost 60 percent to approximately 243,000 customers, or 12 percent, of the Company's addressable access lines. During 2004, the growth rate in the Company's DSL customers outpaced the rate of decline in customer access lines discussed above. In addition to its marketing efforts, ALLTEL remains focused on providing improved customer service, increasing operating efficiencies and maintaining the quality of its network. The Company has focused its wireline advertising on promoting ALLTEL's brand name while communicating the benefits of product bundling and price offerings.

Although DSL services have been a source of revenue and access line growth for the Company in 2004, 2003 and 2002, that service offering experiences competition from other broadband service providers, including cable television and satellite transmission service providers. Under the FCC's recent decision in its Triennial Review proceeding, as further discussed below under the caption ''Local Service – Regulation'' on page 14, it appears that the Company's provisioning of broadband DSL services will be largely deregulated. In addition, a number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls. This service, commonly know as VoIP telephony, is

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

COMPETITION (continued)

challenging existing regulatory definitions. As further discussed below under the caption ''Network Access Services – Regulation'' on page 17, on February 12, 2004, the FCC adopted a Notice of Proposed Rulemaking that will consider the appropriate regulatory treatment of Internet-enabled communications services and address which regulatory requirements, for example, those relating to E-911, disability accessibility, access charges, and universal service, should be extended to Internet-enabled services. The results of the FCC's proceedings related to VoIP could have a significant effect on the Company's wireline operations.

LOCAL SERVICE – REGULATION

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

The 96 Act also requires all local exchange telephone companies to compensate one another for the transport and termination of calls on one another's networks.

Except for certain of its subsidiaries in Nebraska, Ohio and the recently acquired property in Kentucky, the Company's local exchange subsidiaries are rural telephone companies, as defined under the 96 Act, and are exempt from certain of the foregoing obligations, unless, in connection with a bona fide request, a state regulatory commission removes that exemption. All of the Company's local exchange subsidiaries may seek specific suspensions or modification of interconnection obligations under the 96 Act as a company that serves less than two percent of the nation's access lines, where such interconnection obligations would otherwise cause undue economic burden or are technically infeasible.

In 1996, the FCC issued regulations implementing the local competition provisions of the 96 Act. These regulations established pricing rules for state regulatory commissions to follow with respect to entry by competing carriers into the local, intrastate markets of ILECs and addressed interconnection, unbundled network elements (''UNEs'') and resale rates. The FCC's authority to adopt such pricing rules, including permitting new entrants to ''pick and choose'' among the terms and conditions of approved interconnection agreements, was appealed all the way up to the U.S. Supreme Court, which remanded various issues to the federal appellate courts and to the FCC. Ultimately, on May 13, 2002, the Supreme Court reversed certain of the federal appellate court's findings and affirmed that the FCC's rules concerning forward looking economic costs, including the total element long-run incremental cost methodology (''TELRIC''), were proper under the 96 Act.

In June 2002, the U.S. Court of Appeals for the Second Circuit found that the 96 Act did not create an ''implicit immunity'' for ILECs from antitrust law. This decision differed from an earlier decision from the U.S. Court of Appeals for the Seventh Circuit. The Supreme Court agreed to hear the case in March 2003, and on January 13, 2004, issued its decision holding that the 96 Act provided sufficient regulatory oversight of anti-competitive behavior, and the slight benefits of antitrust intervention were not justified. While antitrust laws remain in effect, this decision holds that broadening them to cover class-action antitrust lawsuits against ILECs for failing to open their networks to competitive carriers is not appropriate.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE – REGULATION (continued)

The federal universal service program is under legislative, regulatory and industry participant scrutiny as a result of the recent growth in the fund and structural changes within the telecommunications industry. The structural changes include an increase in the number of ETC's receiving money from the universal service fund and a migration of customers from wireline service to VoIP providers that, today, are not required to contribute to the universal service program. There are a number of FCC proceedings underway that are considering changes to the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years. The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on their embedded costs. On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the ''Joint Board'') to review the FCC's rules as they pertain to rural telephone companies and to determine what changes, if any, should be made to the existing high-cost support mechanism when the current funding program expires in June 2006. The Joint Board sought comment on such a mechanism on August 16, 2004, but has taken no further action. In addition, the Joint Board sought comment on whether companies operating multiple study areas within a state should consolidate them for purposes of calculating universal service support. If the FCC implements this proposal, ALLTEL's universal service revenues would be reduced from their current level by approximately $15.0 million annually. However, the Company cannot estimate the impact of the potential change from embedded cost to another methodology until the specific changes, if any, are adopted.

On November 8, 2002, the FCC requested that the Joint Board review certain of the FCC's rules relating to the high-cost universal support levels and the process by which carriers are designated as ETCs. On February 27, 2004, the Joint Board issued its recommended decision regarding a number of issues related to USF support for ETCs. Among its recommendations, the Joint Board suggested that the FCC should adopt optional federal guidelines to assist with state ETC designations and limit support to a single primary connection per customer. On June 8, 2004, the FCC asked for comments on the Joint Board's recommended decision, but did not elaborate or reach tentative conclusions on any of the Joint Board's recommendations. The 2005 Omnibus Appropriations Bill includes a provision that prevents the FCC from enacting a primary line restriction on universal service support recommended to the FCC by the Joint Board. The Company does not expect that the above proceedings will have any material impact on its wireline universal service funding.

As previously discussed under ''Wireless Operations – Regulation'', the FCC mandated that, effective October 1, 2004, USAC must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the ADA, the effect of which could have caused delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program.

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC's policies on unbundled network elements (''UNEs'') including UNE-P. UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate. On August 21, 2003, the FCC released the text of its Triennial Review Order. The FCC adopted new rules governing the obligations of ILECs to unbundle certain elements of their local networks for use by competitors. As part of the Triennial Review Order the FCC also opened a further notice of proposed rulemaking to consider the ''pick and choose'' rule under which a competing carrier could select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements. On July 13, 2004, the FCC released an order eliminating the ''pick and choose'' rule, replacing it with an ''all-or-nothing'' rule. Under the new rules, a requesting carrier may only adopt an effective interconnection agreement in its entirety, taking all rates, terms and conditions of the adopted agreement. The FCC explained that it eliminated the ''pick and choose'' rule to promote commercial negotiations and produce agreements better tailored to meet carriers' individuals needs.

On March 2, 2004, the D.C. Circuit Court overturned key portions of the FCC's Triennial Review Order. The D.C. Circuit Court's decision vacated the nationwide impairment standard, as well as the FCC's delegation of authority to the states, while generally upholding ILEC broadband relief. The D.C. Circuit Court's decision was to become effective on May 3, 2004.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE – REGULATION (continued)

On March 31, 2004, the FCC commissioners urged carriers to begin private commercial negotiations to resolve issues surrounding the competitor's access to unbundled network elements. To provide additional time for these negotiations, the FCC requested and was granted a 45-day extension to June 15, 2004 of the May 3, 2004 effective date of the D.C. Circuit Court's decision to vacate the UNE rules. The Supreme Court denied all petitions for review.

On September 13, 2004, the FCC released its Interim UNE Order requiring incumbent ILECs to maintain the status quo through March 13, 2005 and indicated that it would release permanent rules prior to that date. Under the interim rules, ILECs are required to provide mass-market switching, enterprise market loops and dedicated transport under the same rates, terms and conditions as in effect on June 15, 2004.  If permanent rules are not adopted by March 13, 2005, UNE rates generally would increase by 15 percent for existing CLEC customers for a six-month period ending September 13, 2005. In both cases, the interim rates would be discarded if and when the FCC adopts permanent UNE rules. Various parties have filed an appeal of the Interim UNE Order and a writ of mandamus to strike down the Interim UNE Order and order the FCC to adopt compliant rules, both of which remain pending before the D.C. Circuit Court. On December 15, 2004, the FCC adopted permanent UNE rules, although the text of the order has not been released. These permanent rules appear to eliminate UNE-P as a CLEC entry strategy by dropping mass market switching from the required list of UNEs and reduce CLEC access to high-capacity loops and transport based on economic conditions in relevant wire centers. These permanent rules apparently will establish a twelve-month transition for most of the UNEs being eliminated. Until these scenarios unfold and the proceeding has worked its way through the courts, the ultimate impact of the Triennial Review proceeding and permanent UNE rules on ALLTEL's ILEC operations cannot be determined, however it is not expected to be material.

On September 15, 2003, the FCC launched its first comprehensive review of the rules that establish wholesale pricing of UNEs. The notice of proposed rulemaking sought comment on a variety of UNE and resale pricing-related issues and on a proposal to make total element long-run incremental cost methodology (''TELRIC'') rules more closely account for the ''real-world'' attributes of the incumbent carrier's network. The FCC has not issued an Order in this proceeding but if this proposal were adopted, the result would likely be increased UNE prices. The potential increases are not expected to have a material increase on the Company's wireline operations.

Section 251(b) of the Communications Act of 1934 (the ''34 Act''), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier. Wireless carriers are generally defined as ''telecommunications carriers'' under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as ''intermodal porting''. As previously discussed under ''Wireless Operations — Regulation'', on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues. The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs and on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs. The majority of the Company's wireline operations are conducted in markets below the top 100 MSAs and were subject to the later May 24, 2004 implementation date for intermodal porting. To date, implementation of intermodal porting has not had a significant impact on the Company's wireline operating results.

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

Most states in which ALLTEL's ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions. The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas. The staff of the Kentucky Public Service Commission has challenged ALLTEL's ability to remain covered by the small company alternative regulation plan under which a portion of the Company's Kentucky operations presently operates. The Kentucky PSC is expected to address the issue in 2005. The Missouri Public Service Commission has ruled that the Company is not eligible for alternative regulation. The Company has appealed that decision, although the Missouri commission's action will not affect the Company's local service and intrastate access rates. ALLTEL continues to evaluate alternative regulation options in markets where its ILEC subsidiaries are presently not subject to alternative regulation.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE – REGULATION (continued)

The following summary sets forth a description of the alternative regulation plan for each of the states in which the Company has elected alternative regulation:

•	ALLTEL's regulated Alabama wireline subsidiary has operated since 1996 under a Public Service Commission (''PSC'') established alternative regulation plan. Under this plan, basic service rates have been capped. Non-basic service prices may be increased annually as long as the aggregate annual change is 10 percent or less. Access charges are also capped under this plan. The Alabama alternative regulation plan will be replaced in 2005 by two optional alternative regulation plans approved by the PSC. Under these optional plans basic local service rates will remain capped for a minimum of two years. Other rates are granted pricing flexibility under one optional plan and are capped for three years under the other optional plan. ALLTEL is evaluating these plans and will make an election in 2005.

•	ALLTEL's regulated Arkansas wireline subsidiary has operated since 1997 under an alternative regulation plan established by statute. Under this plan, basic local rates and access rates may be adjusted annually by up to 75 percent of the annual change in the Gross Domestic Product-Price Index (''GDP-PI''). Other local rates may be changed without PSC approval and become effective upon the filing of revised tariffs.

•	ALLTEL's regulated Florida wireline subsidiary operates under alternative regulation established by Florida statute. Under this plan, basic local rates may be increased once in any twelve-month period by an amount not to exceed the twelve month change in the GDP-PI less one percent. The Company may increase rates for non-basic services as long as the annual increase for any category does not exceed six percent in any twelve-month period. Non-basic rates can be increased by up to 20 percent annually in exchanges where another local provider is providing service. Intrastate access rates can be increased by the annual change in GDP-PI or three percent, whichever is less, only after access rates reach parity with the Company's interstate rates.

•	ALLTEL's regulated Georgia wireline subsidiaries operate under an alternative regulation plan established by statute. Under this plan, basic local rates may be increased annually based on the annual change in GDP-PI. Other local rates may be increased by filing revised tariffs.

•	ALLTEL has two regulated operating subsidiaries in Kentucky. The subsidiary acquired from Verizon is subject to rate of return regulation. The other subsidiary has operated under alternative regulation established by statute beginning in 1998. Under this plan, the subsidiary may adjust basic business and residential rates, zone charges and installation once during any 24 month period by an amount not to exceed the sum of the annual percentage change in GDP-PI for the immediately preceding two calendar years multiplied by the existing rate or charge to be adjusted subject to the following limitations: (1) basic business and residence rates may not exceed the average basic rates of the state's largest telephone utility, and (2) rates may not be increased by more than 20 percent. Access charges may not be adjusted if the change would result in intrastate access rates that exceed the company's interstate rates. Other local rates may be adjusted by filing tariffs. The staff of the Kentucky Public Service Commission has challenged ALLTEL's eligibility to remain under this alternative regulation plan. The Kentucky PSC is expected to address this issue in 2005.

•	ALLTEL's regulated Missouri wireline subsidiary is subject to alternative regulation election established by statute. Under Missouri's alternative regulation, basic local service and intrastate access rates are capped at December 13, 2001 levels for a period of twelve months. Rate changes thereafter may be changed annually based on changes to the telephone service component of the Consumer Price Index. Prices for non-basic services may be increased up to eight percent per year after the initial twelve-month period. The staff of the Missouri PSC has challenged ALLTEL's price cap election. The Missouri PSC has ruled that the Company is not eligible to elect alternative regulation in Missouri. The Company has appealed this PSC decision to the Cole County Circuit Court and expects a ruling by the court in 2005.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

LOCAL SERVICE – REGULATION (continued)

•	ALLTEL's regulated Nebraska operations are subject to alternative regulation established by statute. (Nebraska law exempts telecommunications companies from rate-of-return regulation.) In exchanges where competition exists, companies are required to file rate lists, which are effective after 10 days notice to the PSC. In exchanges where competition does not exist, companies file rate lists for all services except basic local with 10 days notice to the PSC and basic local rates may be increased after 90 days notice to affected subscribers. Basic local rate increases are reviewed by the PSC only if rates are increased more than 10 percent in twelve consecutive months or in response to a formal complaint signed by two percent of affected subscribers.

•	ALLTEL's regulated North Carolina subsidiary has operated since 1998 under alternative regulation plan approved by the State Utility Commission. Local rates are adjusted annually by the annual change in GDP-PI less two percent. Rate changes are effective upon 14 days notice. Under the revised North Carolina statute adopted in 2003, this plan will remain in place unless ALLTEL and the State Utility Commission agree to modify the existing plan.

•	ALLTEL's regulated Ohio wireline subsidiaries began in 2004, to operate under an alternative regulation plan established by the Ohio Public Utility Commission. Under this plan, basic service rates have been capped. Non-basic service rates are subject to limited pricing flexibility.

•	ALLTEL's regulated Pennsylvania subsidiary has operated under the Alternative Form of Regulation and Network Modernization Plan (the ''Plan'') established by the Pennsylvania Public Utility Commission (''PUC''). Under the Plan, rates of competitive services are not regulated, but the PUC retains authority over the quality of these services. Rate changes for noncompetitive services are restricted to the GDP-PI less two percent. Revenue neutral rate rebalancing is also permitted for noncompetitive services. Under the plan, the total amount of an increase in the basic rates cannot exceed $3.50 annually. The Pennsylvania statute that authorized the PUC to establish this Plan has been modified by the state legislature to provide additional regulatory options.

•	ALLTEL's regulated South Carolina operations are subject to alternative regulation established by statute. Local rates for residential and single line business service cannot exceed the statewide average local service rate for a period of two years. After this two-year period, these rates can be adjusted pursuant to an inflation-based index. All other service rates may be increased subject to a complaint process for abuse of market position. The PSC has determined that any allegations of abuse of market position will be investigated on a case-by-case basis. Rate increases become effective 14 days after filing.

•	The Company has two operating subsidiaries in Texas. These subsidiaries are subject to alternative regulation established by statute. All rates are capped for the duration of the plan.

NETWORK ACCESS SERVICES – REGULATION

The Company's local exchange subsidiaries currently receive compensation from other telecommunications providers, including long-distance companies, for origination and termination of inter-exchange traffic through access charges or toll settlements that are established in accordance with state and federal laws.

A number of carriers have begun offering voice telecommunications services utilizing Internet protocol as the underlying means for transmitting those calls. This service, commonly known as VoIP telephony, is challenging existing regulatory definitions and raises questions as to how such services should be regulated, if at all. Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have indicated that the FCC preempts the states with respect to jurisdiction. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The proposed rulemaking sought comment on the differences between IP-enabled services and traditional telephony services, and the distinctions between different types of IP-enabled services. The FCC indicated that the cost of the public switched telephone network should be borne equitably among those that use it and seeks comment on the specific regulatory requirements that should be extended to IP-enabled service providers, including requirements relating to E-911, disability accessibility, access charges, and universal service.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

NETWORK ACCESS SERVICES – REGULATION (continued)

Although the FCC's rulemaking regarding IP-enabled services remains pending, the FCC has adopted three orders establishing broad parameters for the regulation of such services. Specifically, on February 12, 2004, the FCC released an order declaring Pulver.com's ''free'' IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers is not a telecommunications service, but rather was an unregulated information service subject to federal jurisdiction. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T's IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, is a regulated telecommunications service subject to interstate access charges. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation should be subject to federal rather than state jurisdiction. Several state commissions have filed appeals of the FCC's Vonage decision to various federal appellate courts. Other aspects of the Vonage petition for declaratory ruling, including how the service should be classified for regulatory purposes, remain pending. Also pending at the FCC is a petition filed by Level 3 Communications Inc. asking the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. In 2004, the FCC initiated a rulemaking regarding the regulatory framework for implementing CALEA and tentatively concluded that CALEA should apply to VoIP services. If the FCC determines that IP-enabled services are not subject to similar levels of regulatory requirements, including contributions to federal and state universal service programs, other federal and state tax obligations and quality of service metrics, the Company's regulated local exchange operations will be at a competitive disadvantage.  Until the FCC issues its decision in these proceedings, the Company cannot estimate the impact on its operations.

On October 8, 2004, the FCC granted in part and denied in part a petition filed by Core Communications requesting that the FCC forbear from enforcing provisions of the FCC's 2001 Internet Service Provider (''ISP'') Remand Order. The FCC granted forbearance from the ISP Remand Order's growth caps and new market rule finding they were no longer in the public interest. The FCC denied forbearance from the ISP Remand Order's rate cap and mirroring rules. Various parties have filed for reconsideration with the FCC and appeals have been filed with the D.C. Circuit Court. If the FCC's decision in this Order is upheld, the Company is likely to incur an operating expense for delivering ISP-bound traffic to competitive wireline service providers that it has not had before. The Company is not able to estimate the amount of this additional expense because ISP-bound minutes traversing its network are not presently recorded, although it is very likely that the negative impact to operating margin would be less than $10.0 million annually.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC asked for comment on a ''bill and keep'' compensation method that would significantly modify the existing rules governing reciprocal compensation and access charges. A number of state proceedings have also been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates with wireless carriers or competitive wireline service providers. The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users. Several industry associations have presented proposals to the FCC for the reform of inter-carrier compensation and universal service collection and distribution mechanisms. The FCC is expected to issue a further notice of proposed rulemaking seeking comment on these proposals in 2005. Until this proceeding concludes and the changes to the existing rules are established, if any, ALLTEL cannot estimate the potential impact the proposed changes would have on its ILEC revenues and expenses, nor the timing of the potential changes.

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities. In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an ''information service'' rather than a telecommunications service and, therefore, should not be subject to common carrier regulation. The FCC sought comments on their tentative conclusion, but has not reached a final order. In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate ''information service'' and not a cable service or a telecommunications service.  The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the ''Ninth Circuit Court'') rejected the FCC's classification of cable modem service as solely an unregulated ''information service'', finding a portion of the service to be a telecommunications service. The FCC requested a rehearing before the full Ninth Circuit Court, but the request was denied on March 31, 2004.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

NETWORK ACCESS SERVICES – REGULATION (continued)

The Ninth Circuit Court ruling was scheduled to become effective April 8, 2004, but the Ninth Circuit Court stayed the ruling pending appeal to the U. S. Supreme Court. On December 3, 2004, the Supreme Court agreed to hear the case and a ruling is expected in the summer of 2005. It remains uncertain whether cable modem service will ultimately fall under common carrier regulation of the 96 Act and whether cable companies will be required to provide nondiscriminatory access to their networks. At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

On October 11, 2001, the FCC adopted rate-of-return access charge reform and initiated a further round of rulemaking to consider other rate-of-return carrier issues. The order lowered traffic sensitive switched access rates, increased the subscriber line charge (''SLC'') over time to bring it in line with SLCs adopted for price cap carriers and phased out carrier common line charges in favor of a new portable ''Interstate Common Line Support'' universal service mechanism, and retained the authorized 11.25 percent rate of return.

TECHNOLOGY

The Company believes the local exchange business is in transition from circuit switched technology, which forms the basis of the conventional landline telephone network, to digital packet-switched technology, which form the basis of the Internet Protocols (''IP'') used over the Internet. ALLTEL is addressing this challenge with a strategy of providing data service to both business and residential customers through deployment of an IP packet data network, broadband access services like DSL, and targeted VoIP deployments in selected markets.

ALLTEL's backbone fiber network provides the basis for the transport of data traffic. ALLTEL has deployed almost 14,000 sheath miles of fiber optic cable across its service areas and continues to increase the capacity of its networks utilizing dense wave division multiplexing in both the core and metropolitan rings that serve both ALLTEL's wireline and wireless markets. Although the Company believes that significant capital expenditures will be required to continue increasing the scope of its data and fiber optic networks, ALLTEL believes its networks are well positioned to meet the increasing demand for data services.

CLEC OPERATIONS

ALLTEL has authority to provide competitive local exchange services in 17 states. As of December 31, 2004, the Company provided these services in six markets on both a facilities-based and resale basis, and, where necessary, has negotiated interconnection agreements with the appropriate incumbent local exchange carriers. ALLTEL's strategy is to provide local service in combination with other services provided by subsidiaries of the Company, including long-distance, wireless and Internet services. ALLTEL's primary focus for marketing and selling its CLEC services is directed toward the business customer segment through the offering of competitively priced and reliable services. The Company continues to evaluate the profitability of its existing CLEC operations in all markets.

Generally, CLECs are required to obtain certificates of public convenience and necessity. In addition, CLECs are required to file interstate access tariffs with the FCC and in most states, intrastate tariffs with the state public utility commissions. CLECs, however, are subject to significantly less regulation than ILECs. For example, CLECs are not subject to direct rate regulation (such as rate-of-return or price cap regulation). On April 26, 2001 the FCC established a benchmark to govern the interstate access charges imposed by CLECs. The FCC established a three-year transition process to phase down access prices charged by CLECs to rates comparable to their ILEC competitors. Since the end of this transition, CLEC access charges have been capped at the rate charged by the ILEC competitor operating in the CLEC's market. The FCC also adopted an exception that would permit rural CLECs competing with non-rural ILECs to charge access rates above those charged by the ILEC in certain circumstances. The Company is currently evaluating the effects on its CLEC operations of the FCC's Triennial Review and inter-carrier compensation proceedings discussed above.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

COMMUNICATIONS SUPPORT SERVICES

Communications support services consist of the Company's long-distance and network management services, product distribution, directory publishing and telecommunications information services operations. Revenues and sales from communications support services comprised 11 percent of ALLTEL's total operating revenues from business segments in 2004, compared to 12 percent in 2003 and 13 percent in 2002.

LONG-DISTANCE AND NETWORK MANAGEMENT OPERATIONS

Long-distance telecommunications services are provided on both a facilities-based and resale basis by ALLTEL subsidiaries. During 2004, approximately 73 percent of ALLTEL's long-distance traffic was transported on its own fiber optic networks. ALLTEL provides long-distance service in all of the states in which the Company provides local exchange service. In addition, ALLTEL offers long-distance service outside its ILEC service areas. As of December 31, 2004, ALLTEL provided long-distance service to nearly 1.8 million customers. The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions. To meet the competitive demands of the long-distance industry, ALLTEL has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans. As a long-distance service provider, ALLTEL's intrastate long-distance business is subject to limited regulation by state regulatory commissions, and its interstate business is subject to limited regulation by the FCC. State regulatory commissions currently require long-distance service providers to obtain a certificate of operating authority, and the majority of states also require long-distance service providers to file tariffs.

Network management services are currently marketed to business customers in select areas. These services are ancillary service offerings and are not significant components of ALLTEL's communications operations.

PRODUCT DISTRIBUTION

The Company's product distribution subsidiary, ALLTEL Communications Products, Inc. (''Communications Products''), operates four warehouses and four counter-sales showrooms across the United States. Communications Products is a distributor of telecommunications equipment and materials. Communications Products supplies equipment to affiliated and non-affiliated communications companies, business systems suppliers, railroads, governments, and retail and industrial companies. Communications Products offers a large variety of telecommunications-related products for sale. Certain of these products are inventoried including single and multi-line telephone sets, wireless handsets, local area networks, switching equipment modules, interior cable, pole line hardware, and various other telecommunications supply items. The Company has not encountered any material shortages or delays in delivery of products from their suppliers.

Communications Products experiences substantial competition throughout its sales territories from other distribution companies and from direct sales by manufacturers. Competition is based primarily on quality, product availability, service, price, and technical assistance. Since other competitors offer similar products, Communications Products also offers other services including expert technical assistance, maintaining wide-ranging inventories in strategically located warehouses and counter-sales showrooms to facilitate single supplier sourcing and ''just-in-time'' delivery, maintaining a full range of product lines, and by providing staging, assembly and other services. The Company periodically evaluates its product and service offerings to meet customer expectations and position Communications Products in the market as a quality, customer-focused distributor.

DIRECTORY PUBLISHING

ALLTEL Publishing Corporation (''ALLTEL Publishing'') coordinates advertising, sales, printing, and distribution for 395 telephone directory contracts in 37 states. ALLTEL Publishing now provides all directory publishing services, except printing. The services provided by ALLTEL Publishing includes directory yellow page advertising sales, contract management, production, billing, and marketing. Both Verizon Directories and Quebecor World Printers performed printing services for the directories published in 2004 under two separate service agreements that expire in 2007 and 2008, respectively.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

COMMUNICATIONS SUPPORT SERVICES (continued)

TELECOMMUNICATIONS INFORMATION SERVICES

As previously discussed, in December 2003, the Company sold to Convergys certain assets and related liabilities, including selected customer contracts and capitalized software development costs. The sold customer contracts represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003. During 2004, the Company also lost one of its remaining unaffiliated wireline services customers. The remaining telecommunications information services operations are not significant to ALLTEL's consolidated results of operations.

INVESTMENTS

On April 1, 2003, in connection with the sale of the Company's financial services division previously discussed, ALLTEL received shares of Fidelity National common stock. As of January 31, 2005, ALLTEL owned approximately 11.2 million shares of Fidelity National common stock, representing an approximate six percent interest in Fidelity National.

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

WIRELINE PROPERTY

The Company's wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone lines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 2004, was as follows:

(Millions)
Land	$18.3
Buildings and leasehold improvements	296.4
Central office equipment	2,850.6
Outside plant	3,424.0
Furniture, fixtures, vehicles and other	167.4

Total	$6,756.7

Certain properties of the wireline subsidiaries are pledged as collateral on $5.1 million of long-term debt.

OTHER PROPERTY

Other properties in service consist primarily of property, plant and equipment used in providing wireless communications services and information processing. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment. Non-regulated wireline plant and equipment consists of aerial and underground cable, switches, and other peripheral equipment used in the provisioning of Internet, long-distance and competitive local access services. Information processing plant consists of data processing equipment, purchased software and capitalized internal use software costs. Properties of the product distribution and directory publishing operations mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories. The total investment by category for the non-wireline operations of the Company as of December 31, 2004, was as follows:

(Millions)
Land	$259.8
Buildings and leasehold improvements	838.4
Wireless plant and equipment	5,764.0
Data processing equipment and computer software	1,048.4
Non-regulated wireline plant and equipment	461.2
Furniture, fixtures, vehicles and other	322.5

Total	$8,694.3

Item 3. Legal Proceedings

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

To the knowledge of ALLTEL's management, no material legal proceedings, either private or governmental, currently are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2004.

ALLTEL Corporation
Form 10-K, Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a)	The outstanding shares of ALLTEL's Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT. The following table reflects the range of high, low and closing prices of ALLTEL's Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 2004 and 2003:

					Dividend
Year	Qtr.	High	Low	Close	Declared

2004	4th	$60.62	$53.40	$58.76	$.38
	3rd	$55.80	$49.23	$54.91	$.37
	2nd	$51.95	$48.63	$50.62	$.37
	1st	$53.28	$46.65	$49.89	$.37

2003	4th	$49.98	$43.75	$46.58	$.37
	3rd	$50.31	$44.51	$46.34	$.35
	2nd	$49.68	$43.62	$48.22	$.35
	1st	$56.22	$40.68	$44.76	$.35

As of January 31, 2005, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers' accounts was 200,000.

(b)	Not applicable.

(c)	On January 23, 2004, ALLTEL announced a $750.0 million stock repurchase plan that expires on December 31, 2005. During the first nine months of 2004, the Company repurchased 9,675,600 shares of its common stock at a total cost of $506.9 million, or an average cost of $52.39 per share. Information pertaining to this plan for the fourth quarter of 2004 is presented in the table below.

Maximum Number of
Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plans
October 1-30, 2004	–	$ –	–	$243.1 million
November 1-30, 2004	1,571,900	56.25	1,571,900	$154.7 million
December 1-31, 2004	–	–	–	$154.7 million

Total	1,571,900	$ 56.25	1,571,900

Item 6. Selected Financial Data

For information pertaining to Selected Financial Data of ALLTEL Corporation, refer to pages F-37 and F-38 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management's Discussion and Analysis of Financial Condition and Results of Operations of ALLTEL Corporation, refer to pages F-2 to F-36 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company's market risk disclosures, refer to page F-34 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of ALLTEL Corporation, refer to pages F-41 to F-77 of the Financial Supplement, which is incorporated by reference herein.

ALLTEL Corporation
Form 10-K, Part II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9(A). Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. ALLTEL's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, ALLTEL's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Management's report on internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting, which appears on page F-40 of the Financial Supplement, is incorporated by reference herein.

(c)	Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. ALLTEL's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this annual report, and they have concluded that there was no change to ALLTEL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ALLTEL's internal control over financial reporting.

Item 9(B). Other Information

No reportable information under this item.

Form 10-K, Part III

Item 10. Directors and Executive Officers of the Registrant

For information pertaining to Directors of ALLTEL Corporation refer to ''Election of Directors'' in ALLTEL's Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the audit committee financial expert refer to ''Board and Board Committee Matters'' in ALLTEL's Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

Name	Age	Position
Scott T. Ford	42	President and Chief Executive Officer
Kevin L. Beebe	45	Group President — Operations
Jeffrey H. Fox	42	Group President — Operations
C.J. Duvall Jr.	46	Executive Vice President — Human Resources
Francis X. Frantz	51	Executive Vice President- External Affairs, General Counsel and Secretary
Jeffery R. Gardner	45	Executive Vice President — Chief Financial Officer
Keith A. Kostuch	42	Senior Vice President — Strategic Planning
Sharilyn S. Gasaway	36	Controller
Scott H. Settelmyer	36	Treasurer

There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Scott T. Ford is the son of Joe T. Ford, Chairman of ALLTEL's Board of Directors. Each of the officers named above has been employed by ALLTEL or a subsidiary for the last five years.

ALLTEL Corporation
Form 10-K, Part III

Item 10. Directors and Executive Officers of the Registrant (continued)

ALLTEL has a code of ethics that applies to all employees and members of the Board of Directors. ALLTEL's code of ethics, referred to as the ''Ethics in the Workplace'' guidelines, is posted on the Investor Relations page of the Company's web site (www.alltel.com) under ''corporate governance''. ALLTEL will disclose in the corporate governance section of the Investor Relations page on its web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. ALLTEL will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Vice President-Investor Relations, ALLTEL Corporation, One Allied Drive, Little Rock, Arkansas 72202.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to ''Management Compensation'' in ALLTEL's Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of ALLTEL securities, refer to ''Security Ownership of Certain Beneficial Owners and Management'' in ALLTEL's Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Set forth below is additional information as of December 31, 2004, about shares of the Company's common stock that may be issued upon the exercise of options under the Company's existing equity compensation plans, divided between plans approved by ALLTEL's stockholders and plans not submitted to the stockholders for approval.

(Thousands, except per share amounts)	(a)	(b)	(c)
Number of securities
available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans,
	exercise of	exercise price of	excluding securities
	outstanding options (2)	outstanding options	reflected in column (a)

Equity compensation plans approved by security holders (1)	15,502.9	$56.21	16,819.4
Equity compensation plans not approved by security holders	–	–	–

Totals	15,502.9	$56.21	16,819.4

(1)	Includes the ALLTEL Corporation 1991 Stock Option Plan, ALLTEL Corporation 1994 Stock Option Plan for Employees, ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors, ALLTEL Corporation 1998 Equity Incentive Plan, and the ALLTEL Corporation 2001 Equity Incentive Plan.

(2)	Does not include 419,492 stock options with a weighted-average exercise price of $31.57, which were assumed by ALLTEL in connection with the Company's mergers with 360° Communications Company in 1998 and Aliant Communications Inc. in 1999. These options were issued under the Amended and Restated 360° Communications Company 1996 Equity Incentive Plan, 360° Communications Company 1996 Replacement Stock Option Plan, 360° Communications Company Amended and Restated Director Equity and Deferred Compensation Plan and the Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan. These plans have been frozen since the merger dates, with respect to the granting of any additional options.

Item 13. Certain Relationships and Related Transactions

For information pertaining to Certain Relationships and Related Transactions, refer to ''Certain Transactions'' in ALLTEL's Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
For information pertaining to fees paid to the Company's principal accountant and the Audit Committee's pre-approval policy and procedures with respect to such fees, refer to ''Audit and Non-Audit Fees'' in ALLTEL's Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

ALLTEL Corporation

Form 10-K, Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:
The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2004, included in the Financial Supplement, which is incorporated by reference herein:

Financial
Supplement
Page Number
Management's Report on Internal Control Over Financial Reporting	F-40
Report of Independent Registered Public Accounting Firm	F-41 - F-42
Consolidated Statements of Income - for the years ended December 31, 2004, 2003 and 2002	F-43
Consolidated Balance Sheets — as of December 31, 2004 and 2003	F-44
Consolidated Statements of Cash Flows - for the years ended December 31, 2004, 2003 and 2002	F-45
Consolidated Statements of Shareholders' Equity - for the years ended December 31, 2004, 2003 and 2002	F-46
Notes to Consolidated Financial Statements	F-47 - F-77

		Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	28
	Schedule II. Valuation and Qualifying Accounts	29

3.	Exhibits:
	Exhibit Index	30-36

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

ALLTEL Corporation
Registrant

By	/s/ Scott T. Ford	Date: February 10, 2005

Scott T. Ford, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffery R. Gardner	Date: February 10, 2005

Jeffery R. Gardner, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

*Scott T. Ford, President, Chief Executive Officer and Director
By /s/ Jeffery R. Gardner
*Sharilyn S. Gasaway, Controller		* (Jeffery R. Gardner,
	(Principal Accounting Officer)	Attorney-in-fact)
Date: February 10, 2005

*Joe T. Ford, Chairman and Director

*John R. Belk, Director

*William H. Crown, Director

*Dennis E. Foster, Director

*Lawrence L. Gellerstedt III, Director

*Emon A. Mahony, Jr., Director

*John P. McConnell, Director

*Josie C. Natori, Director

*Gregory W. Penske, Director

*Frank E. Reed, Director

*Warren A. Stephens, Director

*Ronald Townsend, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors of ALLTEL Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of ALLTEL Corporation's (the "Company") internal control over financial reporting and of the effectiveness of the Company's internal control over financial reporting referred to in our report dated February 10, 2005 appearing in this 2004 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas,
February 10, 2005

ALLTEL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C				Column D			Column E
		Additions
	Balance at	Charged to			Charged				Balance at
	Beginning	Cost and			to Other	Deductions			End of
Description	of Period	Expenses			Accounts	Describe			Period
Allowance for doubtful accounts, customers and other:
For the years ended:
December 31, 2004	$46.3	$184.9			$–	$177.6	(A	)	$53.6
December 31, 2003	$68.4	$184.7			$–	$206.8	(A	)	$46.3
December 31, 2002	$49.7	$265.9			$–	$247.2	(A	)	$68.4

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2004	$13.5	$2.7			$–	$–			$16.2
December 31, 2003	$6.0	$7.5			$–	$–			$13.5
December 31, 2002	$3.9	$2.1			$–	$–			$6.0

Accrued liabilities related to restructuring and other charges:
For the years ended:
December 31, 2004	$3.8	$50.9	(B	)	$–	$54.0	(C	)	$0.7
December 31, 2003	$13.1	$19.0	(D	)	$–	$28.3	(E	)	$3.8
December 31, 2002	$13.8	$69.9	(F	)	$–	$70.6	(G	)	$13.1

Notes:

(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	During 2004, the Company recorded restructuring and other charges of $28.4 million related to a planned workforce reduction and the exit of its competitive local exchange carrier operations in the Jacksonville, Florida market. In addition, the Company recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. The Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities of $24.8 million.

(C)	Includes cash outlays of $28.4 million for expenses paid in 2004 and non-cash charges of $25.6 million, primarily consisting of the carrying value of certain corporate and regional facilities discussed in Note (B).

(D)	During 2003, the Company recorded restructuring and other charges of $8.5 million in connection with the restructuring of the Company's call center operations. The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, and ALLTEL also wrote off $13.2 million of capitalized software development costs that had no alternative future use or functionality.

(E)	Includes cash outlays of $13.1 million for expenses paid in 2003 and non-cash charges of $15.2 million, primarily consisting of the write-off of capitalized computer software development costs discussed in Note (D).

(F)	These charges included a write-down in the carrying value of certain cell site equipment of $7.1 million and integration expenses totaling $28.8 million incurred in connection with the acquisition of wireline properties in Kentucky and wireless properties from CenturyTel. The integration expenses included branding and signage costs and costs to convert the acquired properties to the Company's internal billing and operations support systems. In addition, the Company also recorded charges of $34.0 million in connection with the restructuring of the Company's CLEC, call center, retail and product distribution operations.

(G)	Includes cash outlays of $58.0 million for expenses paid in 2002 and non-cash charges of $12.6 million, primarily consisting of the write-downs in the carrying value of capitalized computer software costs and cell site equipment discussed in Note (F).

See Note 9 on pages F-66 to F-68 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the restructuring and other charges recorded by the Company in 2004, 2003 and 2002.

EXHIBIT INDEX

Number and Name

(2)(a)	Agreement and Plan of Merger, dated as of January 9, 2005, by and among ALLTEL Corporation, Western Wireless Corporation and Wigeon Acquisition LLC (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K, dated January 11, 2005).	*

(3)(a)(1)	Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).	*

(a)(2)	Amendment No. 1 to Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Annex F of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(b)	Bylaws of ALLTEL Corporation (As amended as of January 29, 1998) (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1997).	*

(4)(a)	Rights Agreement dated as of January 30, l997, between ALLTEL Corporation and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated February 3, 1997, filed with the Commission on February 4, 1997).	*

(b)	The Company agrees to provide to the Commission, upon request, copies of any agreement defining rights of long-term debt holders.	*

(c)	Indenture dated as of March 7, 1996, between 360° Communications Company and Citibank, N.A., as Trustee (the ''1996 360° Indenture'') (incorporated herein by reference to Exhibit 4.2 to 360° Communications Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).	*

(d)	Form of 7 1/2% Senior Note Due 2006 issued under the 1996 360° Indenture (incorporated herein by reference to Exhibit 4.1 to 360° Communications Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).	*

(e)	First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(e) to Form 10-Q for the period ended March 31, 2003).	*

(f)	Indenture dated as of March 1, 1997, between 360° Communications Company and Citibank, N.A., as Trustee (the ''1997 360° Indenture'') (incorporated herein by reference to Exhibit 4.6 to 360° Communications Company's Current Report on Form 8-K dated March 17, 1997).	*

(g)	Form of 7.60% Senior Note Due 2009 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.7 to 360° Communications Company's Current Report on Form 8-K dated March 17, 1997).	*

(h)	Form of 6.65% Senior Note Due 2008 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.8 to 360° Communications Company's Current Report on Form 8-K dated January 13, 1998).	*

(i)	First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(i) to Form 10-Q for the period ended March 31, 2003).	*

(10)(a)(1)	Five Year Revolving Credit Agreement dated as of July 28, 2004, between ALLTEL Corporation and Bank of America, N.A., JPMorgan Chase Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc., Citicorp USA, Inc., KeyBank National Association, Wachovia Bank, National Association, and Barclays Bank PLC (incorporated herein by reference to Form 10-Q for the period ended June 30, 2004).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(b)(1)	Agreement by and between ALLTEL Corporation and Joe T. Ford effective as of July 26, 2001 (incorporated herein by reference to Exhibit 10(b)(4) to Form 10-K for the fiscal year ended December 31, 2001).	*

(b)(2)	Employment Agreement by and between ALLTEL Corporation and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-Q for the period ended September 30, 2003).	*

(c)(1)	Change in Control Agreement by and between the Company and Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).	*

(c)(1)(a)	Amendment to Change in Control Agreement by and between the Company and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(10) to Form 10-Q for the period ended September 30, 2003).	*

(c)(2)	Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(2)(a)	Amendment to Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(2)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(3)	Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of January 30, 1997 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(3)(a)	Amendment to Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(3)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(4)	Change in Control Agreement by and between the Company and Francis X. Frantz effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1994).	*

(c)(4)(a)	Amendment to Change in Control Agreement by and between the Company and Francis X. Frantz effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(4)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(5)	Change in Control Agreement by and between the Company and Jeffery R. Gardner effective as of January 28, 1999 (incorporated herein by reference to Exhibit 10(c)(8) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(5)(a)	Amendment to Change in Control Agreement by and between the Company and Jeffery R. Gardner effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(5)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(6)	Change in Control Agreement by and between the Company and Keith A. Kostuch effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

(c)(7)	Change in Control Agreement by and between the Company and C.J. Duvall Jr. effective as of January 22, 2004 (incorporated herein by reference to Exhibit 10(c)(7)(a) to Form 10-Q for the period ended June 30, 2004).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(c)(8)	Change in Control Agreement by and between the Company and Sharilyn S. Gasaway effective as of January 22, 2004 (incorporated herein by reference to Exhibit 10(c)(8)(a) to Form 10-Q for the period ended June 30, 2004).	*

(c)(9)	Change in Control Agreement by and between the Company and Scott H. Settelmyer effective as of January 22, 2004 (incorporated herein by reference to Exhibit 10(c)(9)(a) to Form 10-Q for the period ended June 30, 2004).	*

(d)	Split-dollar Life Insurance Agreement by and between the Company and Francis X. Frantz effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form 10-K for the fiscal year ended December 31, 1994).	*

(e)(1)	Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(e)(2)	Amendment No. 1 to Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan effective October 23, 2003 (incorporated herein by reference to Exhibit (e)(2) to Form 10-K for the fiscal year ended December 31, 2003).	*

(f)(1)	Executive Deferred Compensation Plan of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).	*

(f)(2)	Amendment No. 1 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 29, 1998 (incorporated herein by reference to Exhibit 10(f)(2) to Form 10-K for the fiscal year ended December 31, 1997).	*

(f)(3)	Amendment No. 2 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 23, 1998 (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(4)	Amendment No. 3 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 28, 1999 (incorporated herein by reference to Exhibit 10(f)(4) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(5)	Amendment No. 4 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 21, 1999 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(6)	Amendment No. 5 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(7)	Deferred Compensation Plan for Directors of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).	*

(f)(8)	Amendment No. 1 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 1996).	*

(f)(9)	Amendment No. 2 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(9) to Form 10-K for the fiscal year ended December 31, 2002).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(f)(10)	ALLTEL Corporation 1999 Nonemployee Directors Stock Compensation Plan (as Amended and Restated effective January 22, 2004)(incorporated herein by reference to Exhibit (f)(10) to Form 10-K for the fiscal year ended December 31, 2003).	*

(f)(11)	ALLTEL Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(f)(12)	Amendment No. 1 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(11) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(13)	Amendment No. 2 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(12) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(14)	ALLTEL Corporation 1998 Directors' Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).	*

(f)(15)	Amendment No. 1 to the ALLTEL Corporation 1998 Directors' Deferred Compensation Plan, effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(14) to Form 10-K for the fiscal year ended December 31, 2002).	*

(g)(1)	ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).	*

(g)(2)	First Amendment to ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit 10(g)(3) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(3)	ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit A to Proxy Statement dated March 4, 1994).	*

(g)(4)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(5)	ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, 1994).	*

(g)(6)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 1996).	*

(g)(7)	Second, Third and Fourth Amendments to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(8) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(8)	ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(g)(9)	First and Second Amendments to ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(g)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(g)(10)	ALLTEL Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Appendix C to Proxy Statement dated March 5, 2001).	*

(h)(1)	Amended and Restated 360° Communications Company 1996 Equity Incentive Plan (incorporated herein by reference to Form S-8 (File No. 333-88923) of ALLTEL Corporation filed with the Commission on October 13, 1999).	*

(h)(2)	Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan (incorporated herein by reference to Form S-8 (File No. 333-88907) of ALLTEL Corporation filed with the Commission on October 13, 1999).	*

(i)(1)	ALLTEL Corporation Performance Incentive Compensation Plan as amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).	*

(i)(2)	Amendment No. 1 to ALLTEL Corporation Performance Incentive Compensation Plan, effective January 29, 1998 (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended December 31, 1997).	*

(j)(1)	ALLTEL Corporation Long-Term Performance Incentive Compensation Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).	*

(j)(2)	Amendment No. 1 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan as amended and restated effective January 1, 1993 (incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).	*

(j)(3)	Amendment No. 2 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998 (incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended December 31, 1997).	*

(k)(1)	ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

(k)(2)	Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(k)(3)	Amendment No. 2 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(k)(4)	Amendment No. 3 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended June 30, 2003).	*

(k)(5)	Amendment No. 4 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(9) to Form 10-Q for the period ended June 30, 2004).	*

(k)(6)	Amendment No. 5 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(7)	Amendment No. 6 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(k)(8)	Amendment No. 7 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(7) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(9)	Amendment No. 8 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(10)	Amendment No. 9 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(k)(11)	Amendment No. 10 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(k)(12)	Amendment No. 11 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(1)(1)	ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l) to Form 10-Q for the period ended March 31, 2002).	*

(l)(2)	Amendment No. 1 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(l)(3)	Amendment No. 2 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(3) to Form 10-K for the fiscal year ended December 31, 2003).	*

(l)(4)	Amendment No. 3 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(4) to Form 10-K for the fiscal year ended December 31, 2003).	*

(l)(5)	Amendment No. 4 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(l)(6)	Amendment No. 5 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	(a)

(m)	ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*

(n)(1)	Amended and Restated ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*

(n)(2)	First Amendment to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(n)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(1)	ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(2)	Amendment No. 1 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(o)(3)	Amendment No. 2 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(o)(4)	Amendment No. 3 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ended June 30, 2003).	*

(o)(5)	Amendment No. 4 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(o)(6)	Amendment No. 5 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(o)(7)	Amendment No. 6 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-Q for the period ended June 30, 2004).	*

(o)(8)	Amendment No. 7 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

(11)	Statement Re: Computation of per share earnings.	(a)

(12)	Statement Re: Computation of ratios.	(a)

(21)	Subsidiaries of ALLTEL Corporation.	(a)

(23)	Consent of PricewaterhouseCoopers LLP.	(a)

(24)	Power of attorney.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

ALLTEL CORPORATION

FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

ALLTEL CORPORATION

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Management's Discussion and Analysis of Financial Condition and Results of Operations	F-2 – F-36
Selected Financial Data	F-37 – F-38
Management's Responsibility for Financial Statements	F-39
Management's Report on Internal Control Over Financial Reporting	F-40
Report of Independent Registered Public Accounting Firm	F-41 – F-42
Annual Financial Statements:
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	F-43
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-44
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-45
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002	F-46
Notes to Consolidated Financial Statements	F-47 – F-77

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary
ALLTEL Corporation (''ALLTEL'' or the ''Company'') is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to more than 13 million residential and business customers in 26 states. Among the highlights in 2004:

•	Wireless customer growth was strong as ALLTEL added more than 600,000 net customers during the year, most of which were on postpay plans. Excluding the effects of acquisitions, the number of net new wireless customers increased 511,000 or 86 percent, from 2003. Primarily due to improvements in customer service levels, digital network expansion and ALLTEL's proactive retention strategies targeting customer contract extensions, wireless postpay churn decreased 35 basis points from 2003 to 1.74 percent, the lowest annual churn rate since 1998. Total churn, which includes prepay customer losses, was 2.23 percent for the year, a 36 basis point improvement from 2003.

•	Wireless service revenues increased 7 percent from 2003 driven by an 8 percent increase in retail revenues, reflecting ALLTEL's focus on quality customer growth, data revenues and ETC subsidies. Average revenue per customer increased to $48.13, the highest annual rate in four years. Retail minutes of use per wireless customer per month increased 32 percent from a year ago to 494 minutes.

•	Wireless segment income for 2004 increased 2 percent from a year ago, reflecting the growth in retail revenues noted above, partially offset by a decline in wholesale wireless revenues and increased network costs attributable to the significant growth in customer usage. Wireless wholesale revenues decreased 4 percent year-over-year, primarily due to lower analog and TDMA minutes of use by other carriers' customers roaming on ALLTEL's wireless network, partially offset by continued growth in CDMA minutes of use.

•	In its wireline business, ALLTEL added more than 90,000 high-speed data customers, increasing ALLTEL's DSL customer base to approximately 243,000. During 2004, the Company lost approximately 86,000 wireline access lines, a year-over-year decline of approximately 2.8 percent. Average revenue per wireline customer increased 2 percent from a year ago to $65.87 due primarily to growth in DSL revenues and selling additional services and features to existing wireline customers. Wireline segment income comparisons for 2004 were favorably affected by the effects of strike-related expenses of $14.9 million incurred in 2003. As a result of ALLTEL's continued focus on controlling operating expenses and the favorable year-over-year comparisons attributable to the strike-related expenses, wireline segment income for 2004 increased 5 percent from a year ago.

•	ALLTEL maintained its strong financial position while returning more than $1 billion in capital to shareholders. During 2004, ALLTEL paid out $467.6 million in dividends and repurchased 11.2 million of its common shares at a cost of $595.3 million, leaving $154.7 million remaining under the Company's $750.0 million stock repurchase program that expires at the end of 2005. At December 31, 2004, the Company had approximately $1 billion in cash and marketable securities.

As further discussed under ''Pending Acquisitions to be Completed in 2005'', ALLTEL positioned its wireless business for future growth opportunities as a result of the Company's planned merger with Western Wireless Corporation (''Western Wireless''). This transaction, which is expected to close by mid-year 2005, is significant to ALLTEL in several ways. First, it will increase ALLTEL's wireless revenue mix to nearly 70 percent of the Company's total consolidated revenues. Second, the transaction will increase the Company's retail position in markets where ALLTEL can bring significant value to customers by offering competitive national rate plans. Third, this transaction will diversify ALLTEL's wireless roaming revenue sources, and, as a result of offering multiple technologies, the Company will become the leading independent roaming partner for the four national carriers in the markets served by ALLTEL. Finally, ALLTEL will enhance its strategic options as the wireless industry continues to restructure while preserving the Company's strong financial position.

During 2005, the Company will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing competition, ALLTEL will continue to focus its efforts on improving customer service, enhancing the quality of its networks and expanding its product and service offerings.

ACQUISITIONS
Pending Acquisitions to be Completed During 2005
On January 9, 2005, ALLTEL entered into an Agreement and Plan of Merger (the ''Merger Agreement'') with Western Wireless providing for the merger of Western Wireless with and into a wholly-owned subsidiary of ALLTEL (the ''Merger''). In the Merger, each share of Western Wireless common stock will be exchanged for .535 shares of ALLTEL common stock and $9.25 in cash unless the shareholder makes an all-cash or all-stock election. Western Wireless shareholders making an all-stock or all-cash election may be subject to proration depending on elections made by shareholders. In the aggregate, ALLTEL will issue approximately 60 million shares of stock and pay approximately $1.0 billion in cash. A subsidiary of ALLTEL will also assume debt of approximately $2.2 billion, including $1.2 billion of term notes issued under Western Wireless' credit facility that, as a result of a change in control, will become due immediately upon the closing of the Merger. The transaction is valued at approximately $6 billion. As a result of the Merger, ALLTEL will add approximately 1.3 million domestic wireless customers (excluding reseller customers) in 19 midwestern and western states that are contiguous to the Company's existing wireless properties, increasing the number of wireless customers served by ALLTEL to approximately 10 million. ALLTEL also will add wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and will also significantly expand its wireless operations in Arizona, Colorado, New Mexico and Texas. In addition, ALLTEL will add approximately 1.6 million international wireless customers in six countries. Consummation of the Merger is subject to certain conditions, including, without limitation, the approval of the Merger by the stockholders of Western Wireless and the receipt of regulatory approvals. The transaction is expected to close by mid-year 2005. (See Note 18 to the consolidated financial statements for additional information regarding this pending merger.)

On November 26, 2004, ALLTEL and Cingular Wireless LLC (''Cingular''), a joint venture between SBC Communications, Inc. and BellSouth Corporation, entered into a definitive agreement to exchange certain wireless assets. Under the terms of the agreement, Cingular will sell to ALLTEL former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi. Cingular will also sell to ALLTEL 20MHz of spectrum and network assets owned by AT&T Wireless in Wichita, Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, ALLTEL and Cingular will exchange partnership interests, with Cingular receiving interests in markets including Wichita, Kansas; Kansas City, Missouri; Milwaukee, Wisconsin and several in Texas, and ALLTEL receiving more ownership in markets it manages in Michigan, Louisiana, and Toledo, Ohio. ALLTEL will also pay Cingular $170.0 million in cash. Completion of this transaction is contingent upon regulatory approval and is expected to occur in the second quarter of 2005.

Acquisitions Completed During 2004, 2003 and 2002
On December 1, 2004, ALLTEL completed the purchase of certain wireless assets from United States Cellular Corporation (''U.S. Cellular'') and TDS Telecommunications Corporation (''TDS Telecom'') for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 potential customers (''POPs'') in Florida and Ohio. The Company also purchased partnership interests in seven ALLTEL-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, ALLTEL owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and ALLTEL owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana from SJI, a privately held company. During the fourth quarter of 2004, ALLTEL also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company's ownership interest in a wireless partnership serving the St. Louis, Missouri market. Through these transactions, ALLTEL added approximately 92,000 wireless customers. Because all of the acquisitions were completed in the fourth quarter of 2004, the acquired operations did not have a significant effect on the Company's consolidated results of operations or cash flows for the year ended December 31, 2004.

On August 29, 2003, ALLTEL purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 POPs in an Arizona Rural Service Area (''RSA''). During the third quarter of 2003, the Company also purchased for $5.7 million in cash additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest. On April 1, 2003, the Company paid $7.5 million to increase its ownership interest from 43 percent to approximately 86 percent in a wireless property with a potential service area covering about 145,000 POPs in a Wisconsin RSA. On February 28, 2003, the Company purchased for $72.0 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates (''Cellular XL''), a privately held company. On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs. Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties. Through the completion of these transactions, ALLTEL added approximately 147,000 wireless customers.

On August 1, 2002, ALLTEL completed its purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications Inc. (''Verizon'') for $1.93 billion in cash. The acquired wireline properties overlapped ALLTEL's existing wireless service in northeastern Kentucky and increased the Company's total access lines by approximately 23 percent to nearly 3.2 million wireline customers. On August 1, 2002, ALLTEL also completed its purchase of substantially all of the wireless properties owned by CenturyTel, Inc. (''CenturyTel'') for approximately $1.59 billion in cash. Through the completion of the transaction, ALLTEL added properties representing approximately 8.3 million POPs, acquired approximately 762,000 customers, increasing its wireless customer base to more than 7.5 million customers, and expanded its wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin. Also included in the transaction were minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs, and Personal Communications Services (''PCS'') licenses covering 1.3 million POPs in Wisconsin and Iowa. To fund the cost of these acquisitions, during the second quarter of 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion. In June 2002, the Company also issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032. Net proceeds from this debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses. The net proceeds from the issuance of the equity units and long-term debt of $2.81 billion were invested until completion of the acquisitions.

The accounts and results of operations of the acquired wireline and wireless properties discussed above are included in the accompanying consolidated financial statements from the date of acquisition. (See Note 3 to the consolidated financial statements for additional information regarding these acquisitions.)

CONSOLIDATED RESULTS OF OPERATIONS
(Millions, except per share amounts)	2004	2003	2002

Revenues and sales:
Service revenues	$7,374.3	$7,156.1	$6,428.9
Product sales	871.8	823.8	683.5

Total revenues and sales	8,246.1	7,979.9	7,112.4

Costs and expenses:
Cost of services	2,374.2	2,273.6	2,039.0
Cost of products sold	1,075.5	1,043.5	891.3
Selling, general, administrative and other	1,524.2	1,498.1	1,297.0
Depreciation and amortization	1,299.7	1,247.7	1,095.5
Restructuring and other charges	50.9	19.0	69.9

Total costs and expenses	6,324.5	6,081.9	5,392.7

Operating income	1,921.6	1,898.0	1,719.7

Non-operating income (expense), net	22.9	(3.2)	(5.3)
Interest expense	(352.5)	(378.6)	(355.1)
Gain on disposal of assets, write-down of investments and other	–	17.9	1.0

Income from continuing operations before income taxes	1,592.0	1,534.1	1,360.3
Income taxes	565.3	580.6	510.2

Income from continuing operations	1,026.7	953.5	850.1
Income from discontinued operations, net of income taxes	19.5	361.0	74.2
Cumulative effect of accounting change, net of income taxes	–	15.6	–

Net income	$1,046.2	$1,330.1	$924.3

Basic earnings per share:
Income from continuing operations	$3.34	$3.06	$2.73
Income from discontinued operations	.06	1.16	.24
Cumulative effect of accounting change	–	.05	–

Net income	$3.40	$4.27	$2.97

Diluted earnings per share:
Income from continuing operations	$3.33	$3.05	$2.72
Income from discontinued operations	.06	1.15	.24
Cumulative effect of accounting change	–	.05	–

Net income	$3.39	$4.25	$2.96

Service revenues increased $218.2 million, or 3 percent, in 2004, primarily reflecting growth in ALLTEL's wireless customer base and the corresponding increase of $333.8 million in wireless access revenues compared to 2003. Service revenues for 2004 also reflected growth in revenues derived from wireless and wireline data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans. Revenues from data and enhanced services increased $78.5 million in 2004 compared to 2003, primarily reflecting continued demand for these services. Wireless service revenues in 2004 also included increased regulatory and other fees of $76.4 million compared to 2003. Regulatory fees in 2004 included Universal Service Fund (''USF'') support received by ALLTEL pursuant to its certification in seven states as an Eligible Telecommunications Carrier (''ETC''), and accounted for $48.2 million of the overall increase in regulatory fees in 2004. Regulatory fees in 2004 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in Federal Communications Commission (''FCC'') regulations applicable to universal service fees that were effective on April 1, 2003.

The above increases in service revenues in 2004 were partially offset by lower wireless airtime, retail roaming and wholesale revenues, reductions in revenues derived from telecommunications information services and decreases in wireline access and toll service revenues. Compared to 2003, wireless airtime and retail roaming revenues decreased $122.2 million in 2004, primarily due to the effects of customers migrating to rate plans with a larger number of packaged minutes. For a flat monthly service fee, such rate plans provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. Wholesale wireless revenues declined $15.1 million in 2004 compared to 2003 primarily due to lower analog and TDMA minutes of use by other carriers' customers roaming on ALLTEL's wireless network, partially offset by growth in CDMA minutes of use as other CDMA carriers direct wholesale traffic to ALLTEL's network. Telecommunications information services revenues decreased $67.1 million in 2004 compared to 2003, primarily due to the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys Information Management Group, Inc. (''Convergys''), and the loss in 2004 of one of ALLTEL's remaining unaffiliated wireline services customers. Revenues from long-distance and network management services decreased $15.2 million in 2004, primarily due to declining usage by residential customers and a reduction in intercompany and residential customer billing rates. Wireline local service and network access and toll revenues decreased $51.6 million in 2004, primarily as a result of the loss of wireline access lines and a $20.3 million reduction in high-cost funding received by ALLTEL's wireline subsidiaries under the USF program.

Service revenues increased $727.2 million, or 11 percent, in 2003. The acquisitions of wireless and wireline properties completed in 2003 and 2002 previously discussed accounted for approximately $544.4 million of the overall increase in service revenues in 2003. In addition to the effects of the acquisitions, service revenues for 2003 also reflected increased wireless access revenues of $209.6 million resulting from nonacquisition-related customer growth, increased sales of ALLTEL's higher-yield national rate plans and continued growth in average monthly minutes of use per customer. Service revenues for 2003 also reflected a $41.4 million increase in amounts billed to customers to offset costs related to certain regulatory mandates, including Universal Service funding. Growth in revenues from the Company's Internet operations of $12.8 million and increased revenues of $66.0 million derived from wireless and wireline data services and from the sale of enhanced communications services also contributed to the increase in service revenues in 2003. The increase in service revenues in 2003 attributable to acquisitions, higher network usage, additional regulatory mandate fees billed to customers and growth in Internet, wireless data and enhanced communications services were partially offset by lower wireless airtime and retail roaming revenues of $110.7 million, a reduction in intrastate network access and toll revenues of $19.6 million due to the loss of wireline access lines, and a $10.2 million decrease in telecommunications information services revenues. Wireline access lines declined in both 2004 and 2003 primarily due to the effects of broadband and wireless substitution.

Product sales increased $48.0 million, or 6 percent, in 2004 and $140.3 million, or 21 percent, in 2003. The increase in product sales in 2004 was primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. Compared to 2003, sales attributable to the Company's directory publishing operations increased $33.3 million, reflecting an increase in the number of directories published, including the initial publication of directories for the Kentucky and Nebraska operations, which had been previously outsourced. The increase in product sales in 2003 primarily resulted from higher retail prices realized on the sale of wireless handsets and accessories driven by growth in gross customer additions and increased retention efforts by the Company. The wireless and wireline acquisitions discussed above accounted for approximately $25.4 million of the overall increase in product sales in 2003. Product sales for 2003 also reflected increased sales of telecommunications and data products to non-affiliates of $60.0 million, primarily reflecting increased sales of wireless handsets to retailers and other distributors.

Cost of services increased $100.6 million, or 4 percent, in 2004 and $234.6 million, or 12 percent, in 2003. The increases in both years reflected higher wireless network-related costs and increased wireless regulatory fees. Compared to the prior year periods, wireless network-related costs increased $131.8 million in 2004 and $44.5 million in 2003 reflecting increased network traffic due to customer growth, increased minutes of use and expansion of network facilities. Cost of services for 2004 and 2003 also reflected increases in wireless regulatory fees of $12.7 million and $40.5 million, respectively, principally related to USF, reflecting changes in FCC regulations effective April 1, 2003. In addition, cost of services for 2004 also reflected increased wireless customer service expenses of $34.5 million, primarily reflecting additional costs associated with ALLTEL's initiatives designed to improve customer satisfaction and reduce postpay churn including subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts. Cost of services for 2004 also reflected decreased network-related costs for the wireline operations of $32.9 million, primarily due to the loss of wireline access lines and the effects of incremental strike-related expenses and maintenance costs incurred in 2003. During 2003, the Company incurred incremental expenses of approximately $14.9 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America. ALLTEL also incurred $6.0 million of additional maintenance costs in 2003 to repair damage caused by severe winter storms. Cost of services for 2004 was also favorably affected by reduced operating costs of $48.2 million, resulting from the sale of certain telecommunications information services operations to Convergys, as previously discussed.

In addition to higher wireless network-related costs and increased wireless regulatory fees, cost of services for 2003 also reflected the effects of the acquisitions of wireless and wireline properties completed in 2003 and 2002, which accounted for approximately $214.4 million of the overall increase in cost of services in 2003. Losses sustained from bad debts decreased $81.2 million in 2003, primarily reflecting the Company's continued efforts to monitor its customer credit policies, evaluate minimum deposit requirements for high-credit risk customers and improve collection practices by adding new technologies and proactively managing the efforts of its collection agencies.

Cost of products sold decreased $32.0 million, or 3 percent, in 2004 and increased $152.2 million, or 17 percent, in 2003. The decrease in 2004 reflected decreased sales of telecommunications and data products to regulated wireline affiliates, as well as the effects of vendor rebates earned by ALLTEL for attaining specified purchase volumes with the Company's wireless handset vendors, partially offset by increased costs incurred by the Company's directory publishing operations associated with publishing additional directories. The increase in cost of products sold in 2003 was consistent with the growth in wireless customer activations and the Company's continued retention efforts. In addition, the wireless and wireline property acquisitions accounted for $46.8 million of the overall increase in cost of products sold in 2003.

Selling, general, administrative and other operating expenses increased $26.1 million, or 2 percent, in 2004 and $201.1 million, or 16 percent, in 2003. The increase in 2004 primarily reflected increased wireless commissions expense of $34.0 million, driven by increased sales of ALLTEL's more profitable rate plans and a higher mix of postpay gross customer additions, as compared to 2003. The increase in 2004 due to wireless commissions expense was partially offset by cost savings realized in the wireline operations, reflecting ALLTEL's continued control of operating expenses. The wireless and wireline property acquisitions accounted for $123.2 million of the overall increase in selling, general, administrative and other expenses in 2003. Advertising costs increased $33.6 million in 2003 primarily due to increased promotional activities, including the launch of a new advertising campaign to promote ALLTEL's brand name recognition among consumers. Wireless general and administrative expenses increased $34.8 million in 2003 due to additional costs incurred to complete, for various acquisitions, the conversion of these operations to the Company's billing and operational support systems.

Pension expense, which is included in both cost of services and selling, general, administrative and other expenses, decreased $9.0 million in 2004 and increased $32.2 million in 2003. The decrease in pension expense for 2004 primarily reflected the effects of strong investment returns earned on pension plan assets during the year ended December 31, 2003, partially offset by a reduction in the discount rate used to measure annual pension costs from 6.85 percent in 2003 to 6.40 percent in 2004. Conversely, the increase in pension expense for 2003 reflected a reduction in the discount rate used to measure annual pension costs from 7.25 percent in 2002 to 6.85 percent in 2003. In addition, pension expense for 2003 included $20.7 million of additional amortization of unrecognized actuarial losses, primarily reflecting negative investment returns earned on pension plan assets during the three years ended December 31, 2002. (See ''Pension Plans'' below for an additional discussion of the factors affecting the Company's annual pension costs.)

Depreciation and amortization expense increased $52.0 million, or 4 percent, in 2004 and $152.2 million, or 14 percent, in 2003. The increase in 2004 primarily resulted from growth in wireless plant in service. The wireless and wireline property acquisitions accounted for $101.3 million of the overall increase in depreciation and amortization expense in 2003. In addition to the effects of the acquisitions, depreciation and amortization expense increased $50.9 million in 2003, primarily as a result of growth in communications plant in service.

Operating income increased $23.6 million, or 1 percent, in 2004 and $178.3 million, or 10 percent, in 2003. The increase in operating income in 2004 reflected growth in both wireless and wireline segment income, partially offset by the net increase in restructuring and other charges incurred in 2004 compared to 2003, as further discussed below. The growth in wireless segment income in 2004 primarily reflected an increase in wireless revenues and sales, partially offset by increased network costs attributable to the significant growth in customer usage and additional costs associated with Company's retention efforts. Wireline segment income increased in 2004 primarily due to selling additional services and features to existing wireline customers, growth in the Company's Internet operations and the effects of the incremental strike-related costs incurred in 2003. The changes in wireless and wireline segment income in 2004 are further discussed below under ''Results of Operations by Business Segment''.

The increase in operating income in 2003 primarily reflected the nonacquistion-related growth in revenues and sales discussed above, as well as the effects of the wireless and wireline acquisitions, which accounted for $84.1 million of the overall increase in operating income in 2003. Operating margins attributable to the acquisitions declined in 2003 compared to 2002, primarily reflecting the incremental strike-related costs discussed above, the effects of migrating the acquired CenturyTel operations to ALLTEL's negotiated roaming rates, increased selling-related expenses due to volume growth in new wireless customer activations, and the additional costs incurred to convert the acquired operations to the Company's billing and operational support systems. Operating income for 2003 also included the effects of restructuring and other charges as further discussed below.

Restructuring and Other Charges
A summary of the restructuring and other charges recorded in 2004 was as follows:

			Communications
			Support	Corporate
(Millions)	Wireless	Wireline	Services	Operations	Total

Severance and employee benefit costs	$8.6	$11.2	$0.5	$2.1	$22.4
Relocation costs	2.7	1.2	0.1	0.1	4.1
Lease and contract termination costs	0.5	(1.9)	–	(0.1)	(1.5)
Write-down in the carrying value of certain facilities	0.7	–	–	24.1	24.8
Other exit costs	0.4	0.7	–	–	1.1

Total restructuring and other charges	$12.9	$11.2	$0.6	$26.2	$50.9

In January 2004, the Company announced its plans to reorganize its operations and support teams. During February 2004, ALLTEL announced its plans to exit its Competitive Local Exchange Carrier (''CLEC'') operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company's sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of December 31, 2004, the Company had paid $22.5 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.

During the first quarter of 2004, ALLTEL recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. In the first quarter of 2004, ALLTEL also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company's financial services division to Fidelity National Financial Inc. (''Fidelity National''), as further discussed below under ''Discontinued Operations''.

A summary of the restructuring and other charges recorded in 2003 was as follows:

			Communications
			Support	Corporate
(Millions)	Wireless	Wireline	Services	Operations	Total

Severance and employee benefit costs	$1.3	$7.0	$–	$(2.0)	$6.3
Lease and contract termination costs	–	–	(0.5)	–	(0.5)
Write-down of software development costs	7.6	1.8	3.8	–	13.2

Total restructuring and other charges	$8.9	$8.8	$3.3	$(2.0)	$19.0

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations. As of December 31, 2004, ALLTEL had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed. ALLTEL also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations. In the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

A summary of the restructuring and other charges recorded in 2002 was as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total

Severance and employee benefit costs	$6.4	$6.6	$1.8	$14.8
Lease and contract termination costs	5.2	3.8	3.6	12.6
Computer system conversion and other integration costs	4.0	17.0	–	21.0
Write-down of cell site equipment	7.1	–	–	7.1
Write-down of software development costs	0.3	4.1	–	4.4
Branding and signage costs	4.1	3.7	–	7.8
Equipment removal and other disposal costs	–	2.2	–	2.2

Total restructuring and other charges	$27.1	$37.4	$5.4	$69.9

During the evaluation of its existing CLEC operations, ALLTEL determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share. Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of its CLEC access lines. In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers. During 2002, the Company also consolidated its call center, retail store and product distribution operations. In connection with these activities, the Company recorded restructuring charges totaling $27.4 million consisting of $14.8 million in severance and employee benefit costs related to planned workforce reductions and $12.6 million of costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail, call center and product distribution locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans were completed in 2002 and resulted in the elimination of 1,040 employees primarily in the Company's sales, customer service and network operations support functions and ALLTEL's product distribution operations. As of December 31, 2004, the Company had paid $14.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The $12.6 million in lease and contract termination costs recorded in 2002 consisted of $6.2 million, representing the estimated minimum contractual commitments over the next one to five years for 38 operating locations that the Company abandoned, net of anticipated sublease income. The lease and contract termination costs also included $1.6 million of costs to terminate transport agreements with six interexchange carriers. The Company also recorded an additional $3.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999. The additional charge reflected a reduction in expected sublease income primarily due to softening demand in the commercial real estate market and the bankruptcy filings by two sublessees. The lease termination costs also included $1.0 million of unamortized leasehold improvements related to the abandoned locations.

In connection with the purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel, the Company incurred branding and signage costs, computer system conversion costs and other integration expenses. These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL's customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon's customer billing and operations support systems to ALLTEL's internal systems.

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

As of December 31, 2004, the remaining unpaid liability related to the Company's integration and restructuring activities consisted of severance and employee-related expenses of $0.2 million, relocation expenses of $0.2 million and lease and contract termination costs of $0.3 million. Cash outlays for the remaining employee-related expenses, relocation expenses and lease termination costs will be internally financed from operating cash flows and disbursed over the ensuing 12 to 24 months. The restructuring and other charges decreased net income $31.1 million, $11.5 million and $42.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The restructuring and other charges discussed above were not allocated to the Company's business segments, as management evaluates segment performance excluding the effects of these items. (See Note 9 to the consolidated financial statements for additional information regarding these charges.)

Non-Operating Income (Expense), Net
(Millions)	2004	2003	2002

Equity earnings in unconsolidated partnerships	$68.5	$64.4	$65.8
Minority interest in consolidated partnerships	(80.1)	(78.6)	(73.4)
Other income, net	34.5	11.0	2.3

Non-operating income (expense), net	$22.9	$(3.2)	$(5.3)

As indicated in the table above, non-operating income, net increased $26.1 million, or 816 percent, in 2004 and non-operating expense, net decreased $2.1 million, or 40 percent, in 2003. The increase in equity earnings of $4.1 million in 2004 reflected improved operating results in the Company's minority-owned wireless partnerships. The effects of the improved operating results on equity earnings were partially offset by the effects of the acquisitions of additional ownership interests in wireless properties in Wisconsin and Georgia, in which the Company previously held a minority ownership interest. Other income, net for 2004 included a $6.2 million increase in the amount of annual dividends paid on the Company's investment in Rural Telephone Bank Class C stock. In the second quarter of 2003, ALLTEL received additional shares of this stock investment as a result of the Company's repayment of all outstanding debt under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs, as further discussed below. In addition, other income, net for 2004 included a gain of $3.8 million realized from the previously discussed exchange of wireless partnership interests involving markets in Louisiana and St. Louis, Missouri. Compared to 2003, other income, net for 2004 included additional interest income earned on the Company's cash and short-term investments of $3.3 million. The additional interest income reflected growth in the Company's available cash on hand following the sale of the financial services division to Fidelity National. Compared to 2003, other income, net for 2004 also included additional dividend income of $2.8 million earned on the Company's investment in Fidelity National common stock.

Equity earnings in unconsolidated partnerships in 2003 included $17.9 million of additional income resulting from the acquisition of certain minority partnership interests from CenturyTel, as previously discussed. The increase in equity earnings in 2003 attributable to the CenturyTel acquisition was partially offset by the effects of the acquisitions of additional ownership interests in the Michigan and Wisconsin wireless properties, in which the Company previously held a minority ownership interest. Minority interest expense in 2003 included $8.8 million of additional expense resulting from the acquisition of certain non-wholly owned partnership interests from CenturyTel. In addition to the effects of the CenturyTel acquisition, minority interest expense increased in 2003 due to improved earnings in ALLTEL's majority-owned wireless operations as compared to 2002. Other income, net for 2003 included additional dividend income of $8.3 million earned on the Company's equity investments, principally Fidelity National common stock. Other income, net for 2003 included net losses of $4.9 million related to the disposal of certain assets. Conversely, other income, net for 2002 included net losses of $12.1 million related to the disposal of certain assets. Other income, net for 2002 also included additional interest income of $8.2 million from investing the cash proceeds from ALLTEL's equity unit and long-term debt offerings resulting from prefunding the Company's 2002 wireless and wireline acquisitions, as previously discussed.

Interest Expense
Interest expense decreased $26.1 million, or 7 percent, in 2004 and increased $23.5 million, or 7 percent, in 2003. The decrease in 2004 reflected the repayment of a $250.0 million, 7.25 percent senior unsecured note that the Company repaid on April 1, 2004, using available cash on hand. Interest expense for 2004 also reflected the Company's repayment of $763.4 million of long-term debt during 2003. In the first quarter of 2003, the Company repaid a $450.0 million, 7.125 percent unsecured note due March 1, 2003, using commercial paper borrowings. In the second quarter of 2003, ALLTEL repaid all outstanding commercial paper borrowings and prepaid $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. The debt repayments in the second quarter of 2003 were funded primarily from the cash proceeds received from the sale of the financial services division. The increase in 2003 primarily reflected the additional interest expense resulting from ALLTEL's equity unit and long-term debt offerings to finance the cost of its 2002 wireline and wireless property acquisitions previously discussed. The increase in interest expense in 2003 attributable to the equity unit and long-term debt offerings was partially offset by the effects of the repayment of $763.4 million of long-term debt discussed above.

Gain on Disposal of Assets, Write-Down of Investments and Other
In 2003, ALLTEL sold to Convergys certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the Company's telecommunications information services operations. In connection with this sale, the Company received proceeds of $37.0 million and recorded a pretax gain of $31.0 million. ALLTEL also recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships. As noted above, during the second quarter of 2003, ALLTEL retired, prior to stated maturity dates, $249.1 million of long-term debt. In connection with the early retirement of this debt, the Company incurred pretax termination fees of $7.1 million. These transactions increased net income $10.7 million in 2003.

In 2002, the Company recorded a pretax gain of $22.1 million from the sale of a wireless property in Pennsylvania to Verizon Wireless. The Company also recorded pretax write-downs totaling $15.1 million related to its investment in Hughes Tele.com Limited (''HTCL''). The initial write-down of $12.5 million was recorded during the second quarter of 2002 in connection with HTCL's agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL's common stock. In December 2002, ALLTEL exchanged its shares of HTCL for non-voting, mandatory redeemable convertible preferred shares of Tata Teleservices Limited (''Tata''), a privately held Indian company. Subsequently, ALLTEL decided to liquidate this investment by selling the Tata preferred shares. The additional $2.6 million write-down of the Tata investment recorded in the fourth quarter of 2002 reflected the difference between the carrying amount of the Tata preferred shares and the estimated sales proceeds to be realized by ALLTEL upon completion of the sale, which occurred in February 2003. During 2002, the Company also recorded a pretax adjustment of $4.8 million to reduce the gain initially recognized in 2001 from the dissolution of the wireless partnership with BellSouth Mobility, Inc. (''BellSouth'') involving wireless properties in four states. This additional adjustment reflected a true up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership. In 2002, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL's investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment. The effect of these transactions increased net income $0.6 million in 2002.

Income Taxes
Income tax expense decreased $15.3 million, or 3 percent, in 2004 primarily due to tax benefits associated with the reversal of certain income tax contingency reserves and the allowance of a prior year loss from the sale of a subsidiary further discussed below, partially offset by additional taxes attributable to the overall growth in the Company's earnings from continuing operations. Conversely, income tax expense increased $70.4 million, or 14 percent, in 2003 consistent with the overall growth in segment income as further discussed below under ''Results of Operations by Business Segment''. As more fully discussed in Note 11 to the consolidated financial statements, during the third quarter of 2004, the Internal Revenue Service (''IRS'') completed its fieldwork related to the audits of ALLTEL's consolidated federal income tax returns for the fiscal years 1997 through 2001. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, ALLTEL reassessed its income tax contingency reserves to reflect the IRS findings and recorded a $129.3 million reduction in these reserves during the third quarter of 2004. The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million and a reduction in income tax expense associated with continuing operations of $19.7 million. The remaining $15.1 million of the adjustments to the tax contingency reserves related to the sold financial services division and has been reported as ''discontinued operations'' in the Company's consolidated financial statements for 2004. During 2004, the Company also reached an agreement with the IRS allowing for the deduction of a previously realized loss associated with ALLTEL's 1997 disposition of a subsidiary, which resulted in the recognition of a tax benefit of $17.6 million in 2004.

Primarily due to the tax benefits associated with the reversal of income tax contingency reserves and the allowance of a prior year loss from the sale of a subsidiary, the Company's annual effective income tax rate from continuing operations decreased to 35.5 percent in 2004 compared to 37.8 percent for 2003. For 2005, ALLTEL's annual effective income tax rate is expected to range between 38.0 percent and 39.0 percent, reflecting the absence of the favorable tax benefits realized in 2004 discussed above.

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations increased $73.2 million, or 8 percent, in 2004 and $103.4 million, or 12 percent, in 2003. Basic and diluted earnings per share from continuing operations both increased 9 percent and 12 percent in 2004 and 2003, respectively. The increases in net income and earnings per share in 2004 primarily reflected growth in wireless and wireline segment income, increased income earned from the Company's investments in Rural Telephone Bank stock, Fidelity National common stock, cash and short-term investments and minority-owned wireless partnerships, and the tax benefits associated with the reversal of income tax contingency reserves and the allowance of a prior year loss from the sale of a subsidiary previously discussed. These increases were partially offset by the effects of restructuring and other charges. Conversely, the increases in net income and earnings per share in 2003 primarily reflected growth in segment income, partially offset by the effects of restructuring and other charges, investment write-downs and termination fees on the early retirement of long-term debt. The changes in segment income in 2004 and 2003 are further discussed below under ''Results of Operations by Business Segment''.

Discontinued Operations
On April 1, 2003, ALLTEL completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National, for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock. As part of this transaction, Fidelity National acquired ALLTEL's mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division. Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction. As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company's consolidated financial statements for all periods presented. The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National. The operations of the retained telecom division are included in the communications support services segment.

In January 2003, ALLTEL completed the termination of its business venture with Bradford & Bingley Group. The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom. Unfortunately, the business climate in the United Kingdom limited the venture's ability to leverage the business across a broad base of customers. As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations in the Company's consolidated financial statements for all periods presented.

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the years ended December 31:

(Millions)	2004	2003	2002

Revenues and sales	$–	$210.3	$871.0
Operating expenses	–	148.1	775.1

Operating income	–	62.2	95.9
Minority interest in consolidated partnerships	–	–	3.5
Other income (expense), net	–	(0.1)	5.8
Gain on sale of discontinued operations	–	555.1	–

Pretax income from discontinued operations	–	617.2	105.2
Income tax expense (benefit)	(19.5)	256.2	31.0

Income from discontinued operations	$19.5	$361.0	$74.2

The income tax benefit recorded in 2004 included the reversal of $15.1 million of federal income tax contingency reserves attributable to the sold financial services division, as previously discussed. In connection with the IRS audits of the Company's consolidated federal income tax returns for the fiscal years 1997 through 2001, the Company also recorded a foreign tax credit carryback benefit of $4.4 million.

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

Included in operating expenses for 2002 was a $42.3 million charge associated with discontinuing the Company's business venture with Bradford & Bingley Group. The charge primarily consisted of the write-off of capitalized software development costs that had no alternative use or functionality. The charge also included the write-off of unamortized leasehold improvements and other costs to unwind the business venture. (See Note 12 to the consolidated financial statements for additional information regarding the disposal of the financial services operations.)

Cumulative Effect of Accounting Change
Except for certain wireline subsidiaries as further discussed below, the Company adopted Statement of Financial Accounting Standards (''SFAS'') No. 143, ''Accounting for Asset Retirement Obligations'', effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.

ALLTEL has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property. Certain of the Company's cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term. Similarly, certain of the Company's lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term. Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143. The application of SFAS No. 143 to the Company's cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL's consolidated results of operations, financial position or cash flows as of or for the year ended December 31, 2003.

In accordance with federal and state regulations, depreciation expense for the Company's wireline operations has historically included an additional provision for cost of removal. The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143. On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, ALLTEL will continue to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 ''Accounting for the Effects of Certain Types of Regulation''. For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the year ended December 31, 2003. The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company's consolidated results of operations for the year ended December 31, 2003.

Average Common Shares Outstanding
The average number of common shares outstanding decreased one percent in 2004 compared to a slight increase in average shares outstanding in 2003. The decrease in 2004 primarily reflected the effects of the Company's repurchase of approximately 11.2 million of its common shares during 2004, as further discussed below under ''Cash Flows from Financing Activities''. The decrease in outstanding common shares in 2004 attributable to the share repurchase was partially offset by additional shares issued upon the exercise of options granted under ALLTEL's employee stock-based compensation plans. The increase in 2003 primarily reflected additional shares issued upon the exercise of options granted under ALLTEL's employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Communications-Wireless Operations
(Dollars in millions, customers in thousands)	2004	2003	2002

Revenues and sales:
Service revenues	$4,791.2	$4,466.5	$3,999.2
Product sales	286.9	261.9	161.0

Total revenues and sales	5,078.1	4,728.4	4,160.2

Costs and expenses:
Cost of services	1,543.6	1,367.8	1,246.1
Cost of products sold	573.7	536.7	430.6
Selling, general, administrative and other	1,201.8	1,154.9	958.0
Depreciation and amortization	738.8	671.0	577.6

Total costs and expenses	4,057.9	3,730.4	3,212.3

Segment income	$1,020.2	$998.0	$947.9

Customers	8,626.5	8,023.4	7,601.6
Average customers	8,295.9	7,834.5	7,095.5
Gross customer additions (a)	2,812.7	2,856.8	3,157.0
Net customer additions (a)	603.1	421.8	1,032.5
Market penetration	13.8%	13.3%	12.9%
Postpay customer churn	1.74%	2.09%	2.23%
Total churn	2.23%	2.59%	2.50%
Retail minutes of use per customer per month (b)	494	375	309
Retail revenue per customer per month (c)	$44.39	$43.39	$42.90
Average revenue per customer per month (d)	$48.13	$47.51	$46.97
Cost to acquire a new customer (e)	$315	$308	$304

Notes to Communications-Wireless Operations Table:

(a)	Includes the effects of acquisitions and dispositions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that ALLTEL's customers use on both the Company's network and while roaming on other carriers' networks.

(c)	Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows:

(Millions)	2004	2003	2002

Service revenues	$4,791.2	$4,466.5	$3,999.2
Less wholesale revenues	(372.4)	(387.5)	(346.2)

Total retail revenues	$4,418.8	$4,079.0	$3,653.0

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

(e)	Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within ''Selling, general, administrative and other''), as reported above, by the number of internal gross customer additions during the period. Customer acquisition costs exclude amounts related to the Company's customer retention efforts. A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows:

(Millions, except customers in thousands)	2004	2003	2002

Product sales	$(209.9)	$(176.4)	$(118.0)
Cost of products sold	322.7	296.8	269.0
Sales and marketing expense	743.9	714.0	579.3

Total costs incurred to acquire new customers	$856.7	$834.4	$730.3

Gross customer additions, excluding acquisitions	2,720.3	2,709.4	2,404.2

Cost to acquire a new customer	$315	$308	$304

During 2004, the total number of wireless customers served by ALLTEL increased by more than 600,000 customers, or 8 percent, compared to an annual growth rate in customers of 6 percent in 2003. Excluding the effects of acquisitions, net wireless customer additions were 511,000 in 2004, substantially all of which were on postpay plans. As previously discussed, in the fourth quarter of 2004, the Company purchased wireless properties in Florida, Georgia, Louisiana, Mississippi, North Carolina, Ohio and Wisconsin. The acquired properties accounted for approximately 92,000 of the overall increase in wireless customers that occurred during 2004. Excluding the effects of acquisitions, wireless gross customer additions were 2,720,000 in 2004 and 2,709,000 in 2003. Gross postpay customer additions increased in 2004 compared to 2003, reflecting the Company's focus on growing its postpay customer base by emphasizing to customers through pricing, advertising and retail store operations, the value of ALLTEL's postpay service plans. Sales of ALLTEL's higher-yield Total and National Freedom rate plans accounted for approximately 39 percent of the gross additions during 2004. At December 31, 2004, customers on the Company's Total and National Freedom rate plans represented approximately 38 percent of ALLTEL's wireless customer base. The increase in gross postpay customer additions in 2004 also included the effects of the Company's launch of ''Touch2Talk'', ALLTEL's ''walkie-talkie'' wireless offering that provides customers with service coverage over ALLTEL's entire digital wireless network. During 2003, net wireless customer additions were 422,000, of which 147,000 were attributable to the Company's acquisition of wireless properties in Arizona, Michigan, Mississippi and Wisconsin. Overall, the Company's wireless market penetration rate (number of customers as a percent of the total population in ALLTEL's service areas) increased to 13.8 percent as of December 31, 2004.

The level of customer growth in 2005 will be dependent upon the Company's ability to attract new customers in an increasingly competitive marketplace, which is currently supporting up to seven competitors in each market. The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional phone lines and services to existing customers and pursuing strategic acquisitions, such as the pending merger with Western Wireless and the exchange of wireless properties with Cingular previously discussed.

The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects). To improve customer retention, during the second quarter of 2003, the Company launched several operational initiatives designed to improve overall service quality to its customers both at its retail stores and in its call centers. ALLTEL also continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets. The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in postpay customer churn in both 2004 and 2003. Primarily due to the decline in postpay churn and improvement in prepay churn resulting from minor pricing changes made late in the third quarter, total churn also decreased in 2004 compared to 2003. Conversely, total churn increased in 2003 primarily due to an increase in the number of prepaid customer disconnects as compared to 2002, primarily driven by the Company's decision to phase-out offering unlimited prepaid service in 11 markets, as well as a change in the Company's prepaid disconnect policy, effective in the fourth quarter of 2002. In integrating the operations of the former CenturyTel properties, the Company standardized disconnect policies across its entire wireless operations, the primary effects of which were a two-month advancement of customer disconnects among the Company's prepaid customer segment and a reduction of ALLTEL's customer base. This policy change did not affect reported operating results because the customer accounts disconnected were inactive.

Wireless revenues and sales increased $349.7 million, or 7 percent, in 2004 and $568.2 million, or 14 percent, in 2003. Service revenues increased $324.7 million, or 7 percent, in 2004 and $467.3 million, or 12 percent, in 2003. The increases in service revenues in both years primarily reflected growth in ALLTEL's customer base and the resulting increase in access revenues, which increased $333.8 million in 2004 and $209.6 million in 2003. The acquisition of wireless properties completed in 2003 and 2002 accounted for approximately $301.8 million of the overall increase in service revenues in 2003. Service revenues for both years also reflected growth in revenues derived from text messaging and other wireless data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans. Revenues from data and enhanced services increased $54.2 million in 2004 and $44.1 million in 2003. Wireless service revenues also included increases in regulatory and other fees of $76.4 million in 2004 and $41.4 million in 2003. The increase in fees in 2004 and 2003 reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003. Regulatory fees in 2004 also included USF support received by ALLTEL pursuant to its certification in seven states as an ETC, and accounted for $48.2 million of the overall increase in regulatory fees in 2004. During 2004, ALLTEL received FCC approval for five non-rural ETC applications and obtained approval of its petitions from state commissions in seven states. After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, ALLTEL expects to receive on a quarterly basis in 2005 net USF subsidies in its wireless business of approximately $25.0 million.

Service revenue growth in 2004 and 2003 attributable to increased access revenues from customer growth, additional revenues earned from data and enhanced services, and increased regulatory and other fees were partially offset by lower airtime and retail roaming revenues of $122.2 million and $110.7 million, respectively. The decrease in airtime and retail roaming revenues in 2004 primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes. For a flat monthly service fee, such rate plans provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. The decrease in local airtime and retail roaming revenues in 2003 primarily reflected the expansion of local, regional and national calling areas. In addition, wholesale wireless revenues declined $15.1 million in 2004 compared to 2003 primarily due to lower analog and TDMA minutes of use by other carriers' customers roaming on ALLTEL's wireless network, partially offset by growth in CDMA minutes of use as other CDMA carriers direct wholesale traffic to ALLTEL's network. The decline in TDMA minutes is likely to continue; however, this impact may be somewhat offset by CDMA minute growth as other CDMA carriers direct wholesale traffic to ALLTEL's network.

Primarily driven by growth in average monthly retail minutes of use, increased sales of higher-priced postpay rate plans, additional revenues from data and other enhanced services and the effects of the USF subsidies which were partially offset by lower airtime revenues, retail revenue per customer per month increased 2 percent in 2004 compared to 2003. Average revenue per customer per month also increased one percent in 2004 compared to 2003 due to the increase in retail revenue per customer per month, partially offset by the effects of the decline in wholesale revenues. Both retail revenue per customer per month and average revenue per customer per month in 2003 increased one percent compared to the corresponding 2002 amounts, primarily reflecting increased sales of the Company's higher-yield Total and National Freedom rate plans and growth in average minutes of use per customer per month, partially offset by decreased wholesale roaming rates and slightly dilutive effects of migrating the acquired CenturyTel markets to ALLTEL's roaming rate structure. The increase in regulatory fees billed to customers did not have a significant impact on average revenue per customer per month during 2003. Growth in service revenues and average revenue per customer per month in 2005 will depend upon ALLTEL's ability to maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data and additional enhanced services.

Product sales increased $25.0 million, or 10 percent, in 2004 and $100.9 million, or 63 percent, in 2003. The increase in product sales in 2004 was primarily driven by higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. The increase in product sales in 2003 primarily resulted from higher retail prices and growth in gross customer additions. The increases in product sales in both 2004 and 2003 also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies. The acquisitions of wireless properties completed in 2003 and 2002 accounted for approximately $19.5 million of the overall increase in product sales in 2003.

Cost of services increased $175.8 million, or 13 percent, in 2004 and $121.7 million, or 10 percent, in 2003. The increases in cost of services in both years reflected higher network-related costs and increased wireless regulatory fees, partially offset by reductions in bad debt expense. In addition to these factors, the acquisitions of wireless properties completed in 2003 and 2002 accounted for approximately $108.4 million of the overall increase in cost of services in 2003. Compared to the prior year periods, wireless network-related costs increased $131.8 million in 2004 and $44.5 million in 2003 reflecting increased network traffic due to customer growth, increased minutes of use and expansion of network facilities. Cost of services for 2004 and 2003 also reflected increases in wireless regulatory fees of $12.7 million and $40.5 million, respectively, principally related to USF, reflecting changes in FCC regulations effective April 1, 2003. In addition, cost of services for 2004 also reflected increased wireless customer service expenses of $34.5 million, primarily reflecting additional costs associated with ALLTEL's initiatives designed to improve customer satisfaction and reduce postpay churn by subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts. Losses sustained from bad debts decreased $5.3 million in 2004 and $84.6 million in 2003, primarily reflecting the Company's continued efforts to monitor its customer credit policies, evaluate minimum deposit requirements for high-credit risk customers and improve collection practices by adding new technologies and proactively managing the efforts of its collection agencies.

Cost of products sold increased $37.0 million, or 7 percent, in 2004 and $106.1 million, or 25 percent, in 2003. The increase in cost of products sold in 2004 was consistent with the corresponding increase in product sales discussed above and primarily reflected the effects of selling higher-priced handsets and the Company's continuing efforts to migrate customers to newer wireless technologies as part of ALLTEL's customer retention efforts, partially offset by the effects of vendor rebates previously discussed. The increase in cost of products sold in 2003 was consistent with the growth in wireless customer activations, the selling of higher-priced digital phones and the Company's customer retention efforts. In addition, the wireless property acquisitions completed in 2003 and 2002 accounted for $41.7 million of the overall increase in cost of products sold in 2003.

Selling, general, administrative and other expenses increased $46.9 million, or 4 percent, in 2004 and $196.9 million, or 21 percent, in 2003. The increase in selling, general, administrative and other expenses in 2004 primarily reflected increased commission costs of $34.0 million compared to 2003 driven by increased sales of ALLTEL's Total and National Freedom rate plans and a higher mix of postpay gross customer additions, as compared to 2003. Commission rates paid to the Company's internal sales force and outside agents are higher on the sales of ALLTEL's more profitable postpay rate plans than comparable rates paid on other lower-margin rate plans offered by the Company. In addition, selling, general, administrative and other expenses in 2004 reflected higher insurance costs resulting from an increase in the number of customer claims filed related to wireless equipment protection plans, consistent with the growth in sales of those plans previously discussed. The acquisition of the wireless properties completed in 2003 and 2002 accounted for approximately $101.5 million of the overall increase in selling, general, administrative and other expenses in 2003. Advertising costs also increased $31.5 million in 2003, primarily due to increased promotional activities, including the launch of a new national advertising campaign designed to promote ALLTEL's brand name recognition among consumers. Data processing costs increased $15.4 million in 2003, consistent with non-acquisition-related growth in wireless customers, while general and administrative expenses increased $34.8 million in 2003, primarily due to additional costs incurred to complete, for various acquisitions, the conversion of these operations to ALLTEL's billing and operational support systems.

Depreciation and amortization expense increased $67.8 million, or 10 percent, in 2004 and $93.4 million, or 16 percent, in 2003. The increases in depreciation and amortization expense in both 2004 and 2003 were primarily due to growth in wireless plant in service consistent with ALLTEL's plans to expand and upgrade its network facilities. The acquisitions of wireless properties completed in 2003 and 2002 accounted for approximately $41.3 million of the overall increase in depreciation and amortization expense in 2003.

Primarily as a result of growth in revenues and sales discussed above, wireless segment income increased $22.2 million, or 2 percent, in 2004 and $50.1 million, or 5 percent, in 2003. The growth in segment income in 2004 attributable to increased revenues and sales was partially offset by increased network costs attributable to the significant growth in customer usage and additional costs associated with the Company's retention efforts and initiatives designed to improve customer satisfaction and reduce postpay churn. In addition to these factors, wireless segment income in 2004 also reflected increased customer acquisition costs of $22.3 million consistent with the growth in gross postpay customer additions, excluding acquisitions. The acquisitions of the wireless properties completed in 2003 and 2002 accounted for approximately $28.4 million of the overall increase in segment income in 2003. Although revenues and sales attributable to the wireless property acquisitions increased $321.3 million in 2003, the corresponding increase in operating expenses of $292.9 million nearly offset the growth in revenues and sales. The reduction in operating margin in 2003 attributable to the acquisitions primarily reflected the effects of transitioning the acquired CenturyTel properties to ALLTEL's negotiated wholesale roaming rates, increased selling-related expenses due to volume growth in new customer activations and the additional costs incurred to convert the acquired operations to ALLTEL's billing and operational support systems. Segment income in 2003 also reflected $25.0 million of the overall increase in ALLTEL's pension expense previously discussed.

Cost to acquire a new customer is used to measure the average cost of adding a new customer and represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increase in cost to acquire a new customer in 2004 primarily reflected the increase in commissions expense and a higher mix of postpay gross customer additions, partially offset by improved margins on the sales of wireless handsets. Cost to acquire a new customer increased in 2003 primarily due to the increase in advertising costs previously discussed, partially offset by lower equipment subsidies and the effects of spreading the customer acquisition costs over a proportionately higher number of gross customer additions (excluding acquisitions) as compared to 2002. The improved margins on the sale of wireless handsets in 2003 primarily reflected increased retail prices associated with the selling of higher-priced digital phones and the effects of increased vendor rebates and purchase volume discounts received by ALLTEL. For both 2004 and 2003, approximately 66 percent of the gross customer additions came from ALLTEL's internal distribution channels, compared to approximately 70 percent in 2002. ALLTEL's internal sales distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although ALLTEL intends to manage the costs of acquiring new customers during 2005 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Set forth below is a summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2004	2003	2002

Severance and employee benefit costs	$8.6	$1.3	$6.4
Relocation costs	2.7	–	–
Lease and contract termination costs	0.5	–	5.2
Computer system conversion and other integration costs	–	–	4.0
Write-down of cell site equipment	–	–	7.1
Write-down of software development costs	–	7.6	0.3
Write-down of certain facilities	0.7	–	–
Branding and signage costs	–	–	4.1
Other exit costs	0.4	–	–

Total restructuring and other charges	$12.9	$8.9	$27.1

Regulatory Matters-Wireless Operations
ALLTEL is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (''CMRS''). The Telecommunications Act of 1996 (the ''96 Act'') provides wireless carriers numerous opportunities to provide an alternative to the long-distance and local exchange services provided by local exchange telephone companies and interexchange carriers. Under the Act and the FCC's rules, wireless telecommunications carriers are entitled to receive reciprocal compensation from local exchange carriers (''LECs'') for calls transmitted from the LECs' networks and terminated on the wireless carriers' networks. Additionally, wireless operators may bill and collect access charges from interexchange carriers pursuant to contract. Presently, the Company's wireless operations do not bill access charges to interexchange carriers. In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC proposed a ''bill and keep'' compensation method that would overhaul the existing rules governing reciprocal compensation and access charges. The FCC is expected to issue a further notice of proposed rulemaking on this matter in response to inter-carrier compensation proposals from various carrier groups in 2005. Furthermore, various wireline companies have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers' networks. The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers as well as its wireless customers. At this time, ALLTEL cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on its wireless revenues and expenses would be.

CMRS providers in the top 100 markets were required by the FCC to implement by November 24, 2003 (and, for all other markets, by May 24, 2004, or six months after the carrier receives its first request to port, whichever is later) wireless local number portability (''WLNP''), which permits customers to retain their existing telephone number when switching to another telecommunications carrier. Additionally, on November 10, 2003, the FCC released a decision providing guidance on number porting between wireline and wireless carriers, or ''intermodal porting''. The FCC required LECs in the top 100 markets, beginning on November 24, 2003 (and beginning on May 24, 2004 for all other markets), to port numbers to wireless carriers where the coverage area of the wireless carrier (i.e., the area in which the wireless carrier provides service) overlaps the geographic location of the rate center in which the wireline number is provisioned, provided that the wireless carrier maintains the rate center designation of the number. An appeal by the United States Telecommunications Association (''USTA''), along with certain rural telephone companies, of the FCC's November 10, 2003 decision is pending before the U.S. Court of Appeals for the District of Columbia Circuit (the ''D.C. Circuit Court''). To date, the volume of intermodal porting requests processed by the Company for wireless customers has not been significant. In addition, various state public service commissions have granted the requests of rural LECs to suspend their obligations to port numbers to CMRS carriers.

Wireless service providers are required by the FCC to provide enhanced 911 emergency service (''E-911'') in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (''PSAP''), deliver both the caller's number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. A phase one-enabled PSAP is generally one that is capable of receiving and utilizing the number and cell site location data transmitted by the carrier. ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs. As a result of certain technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances and in accordance with the rules, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.

In phase two, CMRS carriers like ALLTEL have opted for a handset-based solution must determine, for originated calls, the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls. The phase two requirements were set to begin by October 1, 2001, but, because of certain technology and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier. On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company (the ''FCC Order''). The FCC Order provides for a phased-in deployment of Automatic Location Identification (''ALI'') capable network or handset-based technology that began on March 1, 2003. ALI capability permits more accurate identification of the caller's location by PSAPs. Under the FCC Order, the Company was required to: (1) begin selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensure that, as of May 31, 2003, at least 25 percent of all new handsets activated were ALI-capable; (3) ensure that, as of November 30, 2003, at least 50 percent of all new handsets activated were ALI-capable; (4) ensure that 100 percent of its digital handsets activated were ALI-capable as of May 31, 2004; and (5) ensure that penetration of ALI-capable handsets among its customers will reach 95 percent no later than December 31, 2005. ALLTEL began selling ALI-capable handsets in June 2002 and to date has complied with the handset deployment thresholds under the FCC's Order, or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. Based on the current pace of customer migration to ALI-capable handsets, including the additional subscribers acquired through recent acquisitions, ALLTEL may have difficulty complying with the December 31, 2005 requirement to be 95 percent penetrated without incurring a significant increase in its operating costs.

To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal universal service fund (''USF'') and are required to contribute to some state universal service funds. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an Eligible Telecommunications Carrier (''ETC''). The federal universal service program is under legislative, regulatory and industry scrutiny as a result of the growth in the fund and structural changes within the telecommunications industry. The structural changes include an increase in the number of ETC's receiving money from the universal service fund and a migration of customers from wireline service to VoIP providers that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are considering changes to the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.

During 2004, the Company sought ETC certification by the FCC and various state commissions. In September 2004, the Company received ETC approval by the FCC in certain non-rural properties in Alabama, Virginia, Georgia, North Carolina and Florida. ALLTEL also obtained approval of ETC applications from state commissions for certain of its properties in Michigan, Mississippi, Arkansas, Wisconsin, West Virginia, Louisiana and Kansas. The Company began receiving USF support associated with these ETC certifications in Michigan, Mississippi, Arkansas, Wisconsin and West Virginia in the first quarter of 2004, and for Louisiana and Kansas in the fourth quarter of 2004. The Company also sought ETC certification from the state commission in Arizona. On November 2, 2004, the Arizona commission granted ETC certification to ALLTEL subject to various conditions. On December 15, 2004, the Company notified the Arizona commission that the Company declined to accept the ETC certification in Arizona because the conditions associated with the certification were overly burdensome and could have hindered the Company's ability to effectively compete. ALLTEL received approximately $50.0 million of gross USF subsidies in 2004 related to the approved ETC petitions and net USF subsidies of approximately $42.0 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. ALLTEL expects to receive net USF subsidies of approximately $25.0 million per quarter in 2005.

The FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including strengthening the requirements in the ETC certification process and modifying the services qualified to receive USF support. The Joint Board recommended that the FCC adopt optional more stringent federal guidelines to assist states in the ETC certification process and limit USF support to a single ''primary'' connection per customer. In the 2005 Omnibus Appropriations Bill, Congress included language that prevents the FCC from enacting a primary line restriction on universal service support recommended to the FCC by the Joint Board. The Joint Board also asked the FCC to provide guidance on whether states choosing to apply these guidelines could rescind existing ETC designations if the states subsequently found that such designations were no longer in the public interest. Finally, the Joint Board recommended that states strengthen the annual ETC certification process to ensure USF funds are used ''only for the provision, maintenance and upgrading of facilities for which the support is intended''. If adopted, these changes would adversely affect the availability of USF to ALLTEL's wireless business, although until the final FCC Order is released (expected to occur in February 2005) and the specific changes, if any, are determined, the Company cannot estimate the specific impact that these changes would have.

The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (''USAC'') must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (the ''ADA''), the effect of which could have caused delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program.

In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC's spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. The Company's evaluation of opportunities created as a result of these decisions is ongoing.

The Communications Assistance for Law Enforcement Act (''CALEA'') requires wireless and wireline carriers to ensure that their networks have the capability and capacity to accommodate law enforcement agencies' lawful intercept requests. The FCC has imposed various obligations and compliance deadlines, with which ALLTEL has either complied or, in accordance with CALEA, filed a request for an extension of time. On August 18, 2004, the U.S. Department of Justice (''DOJ'') objected to ALLTEL's pending extension request relating to the Company's packet-mode services insofar as that extension request relates to ALLTEL's ''Touch2Talk'' walkie-talkie service. ALLTEL is initiating discussions with DOJ personnel in an effort to address the DOJ's concerns. In response to a petition filed by the DOJ and other federal agencies, the FCC in August 2004 initiated a rulemaking to adopt new rules under CALEA pertaining to wireless and wireline carriers' packet mode communications services, including Internet protocol (''IP'') based services. The FCC concurrently issued a declaratory ruling concerning the appropriate treatment of push-to-talk services under CALEA. Rules or precedents adopted as a result of these proceedings could impose new costs and obligations on ALLTEL and other carriers. The Company's ''Touch2Talk'' service is compliant with CALEA standards. The Company's packet services network requires a modest upgrade to be fully compliant with CALEA standards for packet requests from Law Enforcement. The cost of the upgrade is immaterial and will not adversely affect the Company's operations.

Communications-Wireline Operations
(Dollars in millions, except access lines in thousands)	2004	2003	2002

Revenues and sales:
Local service	$1,115.7	$1,136.8	$1,017.9
Network access and long-distance	1,047.9	1,055.5	943.5
Miscellaneous	256.2	243.8	218.3

Total revenues and sales	2,419.8	2,436.1	2,179.7

Costs and expenses:
Cost of services	704.3	737.2	645.1
Cost of products sold	28.7	29.1	24.8
Selling, general, administrative and other	244.3	259.4	251.2
Depreciation and amortization	516.5	526.5	465.6

Total costs and expenses	1,493.8	1,552.2	1,386.7

Segment income	$926.0	$883.9	$793.0

Access lines in service (excludes DSL lines)	3,009.4	3,095.6	3,167.3
Average access lines in service	3,061.5	3,136.8	2,852.2
Average revenue per customer per month (a)	$65.87	$64.72	$63.69

Notes:

(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of ALLTEL's Incumbent Local Exchange Carrier (''ILEC''), CLEC and Internet operations. Wireline revenues and sales decreased $16.3 million, or 1 percent, in 2004 and increased $256.4 million, or 12 percent, in 2003. Customer access lines decreased 3 percent during the twelve months ended December 31, 2004. The Company lost approximately 86,000 and 72,000 access lines during 2004 and 2003, respectively, primarily as a result of the effects of wireless and broadband substitution for the Company's wireline services.

The Company expects the number of access lines served by its wireline operations to continue to be adversely affected by wireless and broadband substitution in 2005.

To slow the decline of revenue during 2005, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and high-speed data transport services (digital subscriber line or ''DSL''). Deployment of DSL service is an important strategic initiative for ALLTEL. For the twelve month period ended December 31, 2004, the number of DSL subscribers grew almost 60 percent to approximately 243,000 customers, or 12 percent of the Company's addressable access lines. The growth in the Company's DSL customers more than offset the decline in customer access lines that occurred during 2004 noted above. As further discussed below, revenues generated from the sales of data and enhanced services increased in 2004, which helped to offset the adverse effects on wireline revenues resulting from the loss of access lines.

Local service revenues decreased $21.1 million, or 2 percent, in 2004 and increased $118.9 million, or 12 percent, in 2003. Local service revenues reflected reductions in basic service access line revenues of $27.0 million in 2004, as compared to 2003, consistent with the overall decline in access lines discussed above. The decline in local service revenues attributable to access line loss was partially offset by growth in revenues derived from the sales of enhanced products and services and equipment protection plans. Revenues from these services increased $7.3 million in 2004 compared to 2003, reflecting continued demand for these products and services. The acquisition of wireline properties in Kentucky accounted for $119.9 million of the overall increase in local service revenues in 2003. In addition to the effects of the acquisition, local service revenues in 2003 also reflected growth in revenues derived from the sales of enhanced products and services, reflecting increased demand for these services. Revenues from these enhanced services increased $9.3 million in 2003 compared to 2002. The increase in local service revenues in 2003 attributable to the Kentucky acquisition and additional revenues earned from enhanced products and services were partially offset by the effects of the overall decline in access lines noted above.

Network access and long-distance revenues decreased $7.6 million, or 1 percent, in 2004 and increased $112.0 million, or 12 percent, in 2003. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased $4.3 million in 2004 compared to 2003. Compared to 2003, high-cost universal service funding received by ALLTEL's wireline subsidiaries decreased $20.3 million in 2004. The decrease in USF revenues resulted from increases in the national average cost per loop combined with the effects of the Company's cost control efforts and reduced capital expenditures in its wireline operations. Receipts from the high-cost USF fund are based on a comparison of each company's embedded cost per loop to a national average cost per loop. The national average cost per loop is expected to increase again in 2005 in order to balance the high cost fund at the FCC established cap. Given the recent increasing trends in the national average cost per loop and the Company's continued focus on controlling operating costs and capital expenditures in its wireline business, ALLTEL expects 2005 high-cost USF receipts to decline by $8.0 million, compared to 2004. The decline in network access and long-distance revenues attributable to access line loss and decreased USF funding was primarily offset by growth in revenues from data services, which increased $17.0 million in 2004, reflecting increased demand for high-speed data transport services. The acquisition of wireline properties in Kentucky accounted for $109.8 million of the overall increase in network access and long-distance revenues in 2003. In addition to the effects of the acquisition, network access and long-distance revenues in 2003 also reflected growth in revenues from data services of $12.6 million reflecting increased demand for these services. The increase in network access and long-distance revenues in 2003 attributable to the acquisition and growth in data services was partially offset by reductions in intrastate network access usage and toll revenues, which decreased $19.6 million from 2002, consistent with the overall decline in access lines discussed above.

Miscellaneous revenues primarily consist of charges for Internet services, directory advertising, customer premise equipment sales, and billing and collection services provided to long-distance companies. Miscellaneous revenues increased $12.4 million, or 5 percent, in 2004 and $25.5 million, or 12 percent, in 2003. Primarily driven by growth in DSL customers, revenues from the Company's Internet operations increased $12.4 million from 2003. Miscellaneous revenues for 2004 also reflected a $4.4 million increase in directory advertising revenues from 2003. Directory advertising revenues for 2004 included additional revenues of approximately $14.9 million associated with the initial publication of directories in the acquired Kentucky and Nebraska markets, partially offset by lower directory advertising revenues in ALLTEL's other wireline markets as compared to 2003. The decline in directory advertising revenues in ALLTEL's other wireline markets were due primarily to a change in the number and mix of directories published. The increase in miscellaneous revenues attributable to the Internet and directory publishing operations was partially offset in 2004 by a $2.6 million decline from 2003 in customer premise equipment sales and rentals due to lower customer demand for purchasing or leasing landline-based communications equipment. The acquisition of wireline properties in Kentucky accounted for $18.8 million of the overall increases in miscellaneous revenues in 2003 as compared to 2002.

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

Primarily due to the DSL customer growth and increased sales of enhanced products and services, average revenue per customer per month increased 2 percent in 2004 compared to 2003. Future growth in average revenue per customer per month will depend on the Company's success in sustaining growth in sales of DSL and enhanced services to new and existing customers.

Cost of services decreased $32.9 million, or 4 percent, in 2004 and increased $92.1 million, or 14 percent, in 2003. Cost of services for 2004 reflected reductions in interconnection and customer service expenses and the effects of incremental strike-related expenses and maintenance costs incurred in 2003, as further discussed below. Interconnection expenses decreased $8.2 million from 2003, consistent with the declines in toll revenues and access lines discussed above.  Compared to 2003, customer service expenses decreased $3.3 million in 2004, primarily due to cost savings from the Company's continued efforts to control operating expenses. The acquisition of wireline properties in Kentucky accounted for $106.0 million of the overall increase in cost of services in 2003. Included in cost of services for the acquired wireline properties in Kentucky were $6.0 million of additional maintenance costs incurred during the first quarter of 2003 to repair damage caused by severe winter storms and incremental expenses of approximately $14.9 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 ALLTEL employees in Kentucky represented by the Communications Workers of America. The increase in 2003 attributable to the acquisition was partially offset by a reduction in interconnection expenses, which decreased $9.9 million in 2003, consistent with the decrease in toll revenues noted above.

Cost of products sold decreased slightly in 2004 and increased $4.3 million, or 17 percent, in 2003. The decrease in 2004 was consistent with the decline in sales and leasing of customer premise equipment discussed above. Conversely, the acquisition of wireline properties in Kentucky accounted for $5.1 million of the overall increase in cost of products sold in 2003.

Selling, general, administrative and other expenses decreased $15.1 million, or 6 percent, in 2004 and increased $8.2 million, or 3 percent, in 2003. The decrease in selling, general, administrative and other expenses in 2004 resulted from reductions in data processing charges and salaries and employee benefit costs, primarily reflecting cost savings from the Company's continued efforts to control operating expenses. Compared to 2003, data processing charges declined $3.7 million, while employee benefit costs and salaries decreased $12.1 million during 2004. The acquisition of the wireline properties in Kentucky accounted for approximately $21.7 million of the overall increase in selling, general, administrative and other expenses in 2003. The increase in 2003 attributable to the acquisition was partially offset by a reduction in data processing charges, which decreased $15.4 million in 2003.

Depreciation and amortization expense decreased $10.0 million, or 2 percent, in 2004 and increased $60.9 million, or 13 percent, in 2003. The decrease in depreciation and amortization expense in 2004 primarily resulted from a reduction in depreciation rates for the Company's Nebraska operations, reflecting the results of a triennial study of depreciable lives completed by ALLTEL in the second quarter of 2004 as required by the Nebraska Public Service Commission. Depreciation expense increased in 2003 due to growth in wireline plant in service and additional depreciation attributable to the acquisition of wireline properties in Kentucky. The acquisition accounted for $60.0 million of the overall increase in depreciation and amortization expense in 2003.

Wireline segment income increased $42.1 million, or 5 percent, in 2004 and $90.9 million, or 11 percent, in 2003. The increase in 2004 primarily reflected the selling of additional services and features to existing wireline customers, growth in the Company's Internet operations, the effects of the incremental strike-related and maintenance costs incurred in 2003 and the Company's cost savings and expense control efforts discussed above. The acquisition of wireline properties in Kentucky accounted for $55.7 million of the overall increase in segment income in 2003. Wireline segment income for 2003 also reflected the effects of the incremental strike-related expenses and $6.6 million of the overall increase in ALLTEL's pension expense previously discussed, partially offset by cost savings resulting from the Company's continued efforts to control operating expenses.

Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2004	2003	2002

Severance and employee benefit costs	$11.2	$7.0	$6.6
Relocation costs	1.2	–	–
Lease and contract termination costs	(1.9)	–	3.8
Computer system conversion and other integration costs	–	–	17.0
Write-down of software development costs	–	1.8	4.1
Branding and signage costs	–	–	3.7
Other exit costs	0.7	–	2.2

Total restructuring and other charges	$11.2	$8.8	$37.4

Regulatory Matters-Wireline Operations
Except for the Kentucky properties acquired in 2002 and the Nebraska operations acquired in 1999, ALLTEL's ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, ''Accounting for the Effects of Certain Types of Regulation''. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the regulated ILEC subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. On a quarterly basis, ALLTEL reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate. Many of the Company's ILEC operations have begun to experience competition in their local service areas. Sources of competition to ALLTEL's local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (''UNE-P''), voice-over-Internet-protocol (''VoIP'') providers and providers using other emerging technologies. Through December 31, 2004, this competition has not had a material adverse effect on the results of operations of ALLTEL's ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company's ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If ALLTEL's ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations. The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $171.7 million as of December 31, 2004. At this time, ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law. Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Most states in which ALLTEL's ILEC subsidiaries operate have adopted alternatives to rate-of-return regulation, either through legislative or state public service commission actions. The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas. The staff of the Kentucky Public Service Commission has challenged ALLTEL's ability to remain covered by the small company alternative regulation plan under which a portion of the Company's Kentucky operations presently operates. The Kentucky PSC is expected to address the issue in 2005. The Missouri Public Service Commission has ruled that the Company is not eligible for alternative regulation. The Company has appealed that decision, although the Missouri commission's action will not affect the Company's local service and intrastate access rates. ALLTEL continues to evaluate alternative regulation options in markets where its ILEC subsidiaries are presently not subject to alternative regulation plan.

A number of carriers have begun offering voice telecommunications services utilizing Internet protocol as the underlying means for transmitting those calls. This service, commonly known as voice-over-Internet-protocol (''VoIP'') telephony, is challenging existing regulatory definitions and raises questions as to how such services should be regulated, if at all. Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have indicated that the FCC preempts the states with respect to jurisdiction. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The proposed rulemaking sought comment on the differences between IP-enabled services and traditional telephony services, and the distinctions between different types of IP-enabled services. The FCC indicated that the cost of the public switched telephone network should be borne equitably among those that use it and seeks comment on the specific regulatory requirements that should be extended to IP-enabled service providers, including requirements relating to E-911, disability accessibility, access charges, and universal service.

Although the FCC's rulemaking regarding IP-enabled services remains pending, the FCC has adopted three orders establishing broad parameters for the regulation of such services. Specifically, on February 12, 2004, the FCC released an order declaring Pulver.com's ''free'' IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers is not a telecommunications service, but rather was an unregulated information service subject to federal jurisdiction. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T's IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, is a regulated telecommunications service subject to interstate access charges. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation should be subject to federal rather than state jurisdiction. Several state commissions have filed appeals of the FCC's Vonage decision to various federal appellate courts. Other aspects of the Vonage petition for declaratory ruling, including how the service should be classified for regulatory purposes, remain pending. Also pending at the FCC is a petition filed by Level 3 Communications Inc. asking the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. In 2004, the FCC initiated a rulemaking regarding the regulatory framework for implementing CALEA and tentatively concluded that CALEA should apply to VoIP services. If the FCC determines that IP-enabled services are not subject to similar levels of regulatory requirements, including contributions to federal and state universal service programs, other federal and state tax obligations and quality of service metrics, the Company's regulated local exchange operations will be at a competitive disadvantage. Until the FCC issues its decision in these proceedings, the Company cannot estimate the impact on its operations.

On October 8, 2004, the FCC granted in part and denied in part a petition filed by Core Communications requesting that the FCC forbear from enforcing provisions of the FCC's 2001 Internet Service Provider (''ISP'') Remand Order. The FCC granted forbearance from the ISP Remand Order's growth caps and new market rule finding they were no longer in the public interest. The FCC denied forbearance from the ISP Remand Order's rate cap and mirroring rules. Various parties have filed for reconsideration with the FCC and appeals have been filed with the D.C. Circuit Court. If the FCC's decision in this Order is upheld, the Company is likely to incur an operating expense for delivering ISP-bound traffic to competitive wireline service providers that it has not had before. The Company is not able to estimate the amount of this additional expense because ISP-bound minutes traversing its network are not presently recorded, although it is very likely that the negative impact to operating margin would be less than $10.0 million annually.

In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC asked for comment on a ''bill and keep'' compensation method that would significantly modify the existing rules governing reciprocal compensation and access charges. A number of state proceedings have also been initiated by various wireline companies to address compensation with respect to traffic that originates or terminates with wireless carriers or competitive wireline service providers. The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end users. Several industry associations have presented proposals to the FCC for the reform of inter-carrier compensation and universal service collection and distribution mechanisms. The FCC is expected to issue a further notice of proposed rulemaking seeking comment on these proposals in 2005. Until this proceeding concludes and the changes to the existing rules are established, if any, ALLTEL cannot estimate the potential impact the proposed changes would have on its ILEC revenues and expenses, nor the timing of the potential changes.

The federal universal service program is under legislative, regulatory and industry participant scrutiny as a result of the recent growth in the fund and structural changes within the telecommunications industry. The structural changes include and increase in the number of ETC's receiving money from the universal service fund and a migration of customers from wireline service to VoIP providers that, today, are not required to contribute to the universal service program. There are a number of FCC proceedings underway that are considering changes to the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism that will govern compensation for rural telephone companies for the ensuing five years. The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on their embedded costs. On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the ''Joint Board'') to review the FCC's rules as they pertain to rural telephone companies and to determine what changes, if any, should be made to the existing high-cost support mechanism when the current funding program expires in June 2006. The Joint Board sought comment on such a mechanism on August 16, 2004, but has taken no further action. In addition, the Joint Board sought comment on whether companies operating multiple study areas within a state should consolidate them for purposes of calculating universal service support. If the FCC implements this proposal, ALLTEL's universal service revenues would be reduced from their current level by approximately $15.0 million annually. However, the Company cannot estimate the impact of the potential change from embedded cost to another methodology until the specific changes, if any, are adopted.

On November 8, 2002, the FCC requested that the Joint Board review certain of the FCC's rules relating to the high-cost universal support levels and the process by which carriers are designated as ETCs. On February 27, 2004, the Joint Board issued its recommended decision regarding a number of issues related to USF support for ETCs. Among its recommendations, the Joint Board suggested that the FCC should adopt optional federal guidelines to assist with state ETC designations and limit support to a single primary connection per customer. On June 8, 2004, the FCC asked for comments on the Joint Board's recommended decision, but did not elaborate or reach tentative conclusions on any of the Joint Board's recommendations. The 2005 Omnibus Appropriations Bill includes a provision that prevents the FCC from enacting a primary line restriction on universal service support recommended to the FCC by the Joint Board. ALLTEL does not expect that the above proceedings will have any material impact on its wireline universal service funding.

As previously discussed under ''Regulatory Matters – Wireless Operations'', the FCC mandated that, effective October 1, 2004, USAC must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the ADA, the effect of which could have caused delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program.

On December 20, 2001, the FCC released a notice of proposed rulemaking initiating the first triennial review of the FCC's policies on unbundled network elements (''UNEs'') including UNE-P. UNE-P is created when a competing carrier obtains all the network elements needed to provide service from the ILEC at a discounted rate. On August 21, 2003, the FCC released the text of its Triennial Review Order. The FCC adopted new rules governing the obligations of ILECs to unbundle certain elements of their local networks for use by competitors. As part of the Triennial Review Order the FCC also opened a further notice of proposed rulemaking to consider the ''pick and choose'' rule under which a competing carrier could select from among the various terms of interconnection offered by an ILEC in its various interconnection agreements. On July 13, 2004, the FCC released an order eliminating the ''pick and choose'' rule, replacing it with an ''all-or-nothing'' rule. Under the new rules, a requesting carrier may only adopt an effective interconnection agreement in its entirety, taking all rates, terms and conditions of the adopted agreement. The FCC explained that it eliminated the ''pick and choose'' rule to promote commercial negotiations and produce agreements better tailored to meet carriers' individuals needs.

On March 2, 2004, the D.C. Circuit Court overturned key portions of the FCC's Triennial Review Order. The D.C. Circuit Court's decision vacated the nationwide impairment standard, as well as the FCC's delegation of authority to the states, while generally upholding ILEC broadband relief. The D.C. Circuit Court's decision was to become effective on May 3, 2004. On March 31, 2004, the FCC commissioners urged carriers to begin private commercial negotiations to resolve issues surrounding the competitor's access to unbundled network elements. To provide additional time for these negotiations, the FCC requested and was granted a 45-day extension to June 15, 2004 of the May 3, 2004 effective date of the D.C. Circuit Court's decision to vacate the UNE rules. The Supreme Court denied all petitions for review.

On September 13, 2004, the FCC released its Interim UNE Order requiring incumbent ILECs to maintain the status quo through March 13, 2005 and indicated that it would release permanent rules prior to that date. Under the interim rules, ILECs are required to provide mass-market switching, enterprise market loops and dedicated transport under the same rates, terms and conditions as in effect on June 15, 2004. If permanent rules are not adopted by March 13, 2005, UNE rates generally would increase by 15 percent for existing CLEC customers for a six-month period ending September 13, 2005. In both cases, the interim rates would be discarded if and when the FCC adopts permanent UNE rules. Various parties have filed an appeal of the Interim UNE Order and a writ of mandamus to strike down the Interim UNE Order and order the FCC to adopt compliant rules, both of which remain pending before the D.C. Circuit Court. On December 15, 2004, the FCC adopted permanent UNE rules, although the text of the order has not been released. These permanent rules appear to eliminate UNE-P as a CLEC entry strategy by dropping mass market switching from the required list of UNEs and reduce CLEC access to high-capacity loops and transport based on economic conditions in relevant wire centers. These permanent rules apparently will establish a twelve-month transition for most of the UNEs being eliminated. Until these scenarios unfold and the proceeding has worked its way through the courts, the ultimate impact of the Triennial

Review proceeding and permanent UNE rules on ALLTEL's ILEC operations cannot be determined, however it is not expected to be material.

On September 15, 2003, the FCC launched its first comprehensive review of the rules that establish wholesale pricing of UNEs. The notice of proposed rulemaking sought comment on a variety of UNE and resale pricing-related issues and on a proposal to make total element long-run incremental cost methodology (''TELRIC'') rules more closely account for the ''real-world'' attributes of the incumbent carrier's network. The FCC has not issued an Order in this proceeding but if this proposal were adopted, the result would likely be increased UNE prices. The potential increases are not expected to have a material increase on the Company's wireline operations.

During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities. In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an ''information service'' rather than a telecommunications service and, therefore, should not be subject to common carrier regulation. The FCC sought comments on their tentative conclusion, but has not reached a final order. In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate ''information service'' and not a cable service or a telecommunications service. The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the ''Ninth Circuit Court'') rejected the FCC's classification of cable modem service as solely an unregulated ''information service'', finding a portion of the service to be a telecommunications service. The FCC requested a rehearing before the full Ninth Circuit Court, but the request was denied on March 31, 2004. The Ninth Circuit Court ruling was scheduled to become effective April 8, 2004, but the Ninth Circuit Court stayed the ruling pending appeal to the U. S. Supreme Court. On December 3, 2004, the Supreme Court agreed to hear the case and a ruling is expected in the summer of 2005. It remains uncertain whether cable modem service will ultimately fall under common carrier regulation of the 96 Act and whether cable companies will be required to provide nondiscriminatory access to their networks. At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

Section 251(b) of the Communications Act of 1934 (the ''34 Act''), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier. Wireless carriers are generally defined as ''telecommunications carriers'' under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as ''intermodal porting''. As previously discussed under ''Regulatory Matters – Wireless Operations'', on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues. The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs and on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs. The majority of the Company's wireline operations are conducted in markets below the top 100 MSAs and were subject to the later May 24, 2004 implementation date for intermodal porting. To date, implementation of intermodal porting has not had a significant impact on the Company's wireline operating results.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services Operations
(Millions, except customers in thousands)	2004	2003	2002

Revenues and sales:
Product distribution	$421.2	$407.4	$371.3
Long-distance and network management services	304.9	320.1	316.2
Directory publishing	155.9	122.6	119.1
Telecommunications information services	41.8	108.9	119.1

Total revenues and sales	923.8	959.0	925.7

Costs and expenses:
Cost of services	257.9	299.0	295.3
Cost of products sold	514.2	486.9	439.2
Selling, general, administrative and other	54.7	60.5	69.2
Depreciation and amortization	34.3	36.2	37.8

Total costs and expenses	861.1	882.6	841.5

Segment income	$62.7	$76.4	$84.2

Long-distance customers	1,770.8	1,680.2	1,542.2

Communications support services revenues and sales decreased $35.2 million, or 4 percent, in 2004 and increased $33.3 million, or 4 percent, in 2003. As noted in the table above, the decrease in revenues and sales in 2004 reflected declines in long-distance and network management services and telecommunications information services, partially offset by an increase in sales of telecommunications equipment and data products and directory publishing revenues. Revenues attributable to long-distance and network management services declined $15.2 million in 2004. Although the number of long-distance customers served increased during 2004, revenues derived from external customers decreased $10.7 million from 2003, primarily due to declining usage by residential customers and a reduction in customer billing rates due to competition. Revenues earned from affiliates for network management services also decreased $4.5 million in 2004, primarily due to a reduction in intercompany billing rates which took effect April 1, 2004. Telecommunications information services revenues decreased $67.1 million in 2004, primarily due to the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys, and the loss of one of ALLTEL's remaining unaffiliated wireline services customers. The customer contracts sold to Convergys represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003.

Sales of telecommunications and data products increased $13.8 million in 2004, reflecting increased sales to non-affiliates of $31.4 million compared to 2003, primarily attributable to increased sales of higher priced wireless handsets that include advanced features and that are capable of various data applications to retailers and other distributors. Conversely, compared to 2003, sales to affiliates decreased $17.6 million in 2004, primarily due to a reduction in capital expenditures by the Company's wireline operations. Directory publishing revenues increased $33.3 million in 2004, primarily due to an increase in the number of directory contracts published, including the initial publication of directories for the acquired Kentucky and Nebraska operations previously discussed. In addition, the increase in 2004 also reflected a change in accounting for directory contracts in which the Company has a secondary delivery obligation. Effective January 1, 2003, ALLTEL began deferring a portion of its revenues and related costs to provide for secondary deliveries. As a result, revenues and related costs associated with any directories for which secondary deliveries were required, but not yet made, were deferred, resulting in a reduction in directory publishing revenues in 2003 of $5.3 million.

The increase in revenues and sales in 2003 primarily reflected growth in sales of telecommunications and data products, which increased $36.1 million from 2002. Sales to non-affiliates increased $60.0 million in 2003, primarily due to increased sales of wireless handsets to retailers and other distributors. Conversely, the general reduction in capital spending by telecommunications companies adversely affected sales to non-affiliates in 2003, reflecting current economic conditions and the industry's emphasis on controlling costs. In 2003, sales to affiliates decreased $23.9 million from 2002, consistent with the overall reduction in capital expenditures related to ALLTEL's wireline operations. Compared to 2002, revenues from long-distance and network management services increased $3.9 million in 2003, primarily due to 9 percent growth in ALLTEL's customer base for long-distance services, partially offset by reductions in customer billing rates due to competition. Directory publishing revenues increased $3.5 million in 2003, primarily reflecting additional revenues of $6.1 million attributable to growth in the number of directory contracts published. The revenues earned from these additional contracts were partially offset by a change in accounting for directory contracts in which the Company has a secondary delivery obligation as discussed above. Telecommunications information services revenues decreased $10.2 million in 2003, primarily resulting from a reduction in programming services provided to one customer, lost operations due to a contract termination and the completion in 2002 of customer specific conversion projects and other transitional services.

Primarily due to the decrease in revenues and sales noted above, communications support services segment income decreased $13.7 million, or 18 percent, in 2004. The adverse effects on segment income attributable to the decrease in revenues and sales in 2004 were partially offset by improved profit margins in the directory publishing operations. Profit margins for the directory publishing operations in 2003 had been adversely affected by increased selling, marketing and other start-up costs incurred in order for the Company's publishing subsidiary to begin providing all directory publishing services, except printing, for all directory contracts published in 2004. Except for a limited number of directory contracts published in 2003, these publishing services were previously contracted out to a third party. Partially offsetting the 2004 improvement in the profit margins of the directory publishing operations attributable to the favorable effects of the start-up costs incurred in 2003 was an increase in bad debt expense of $6.1 million. Although revenues and sales increased in 2003, communications support services segment income decreased primarily due to lower profit margins realized by the product distribution and directory publishing operations. Profit margins for the product distribution operations decreased in 2003 due to a shift in the mix of products sold to non-affiliates, as a proportionately higher percentage of these sales consisted of lower margin wireless handsets. Profit margins for the directory publishing operations in 2003 were adversely affected by the increased selling, marketing and other start-up costs discussed above.

Set forth below is a summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2004	2003	2002

Severance and employee benefit costs	$0.5	$–	$1.8
Relocation costs	0.1	–	–
Lease and contract termination costs	–	(0.5)	3.6
Write-down of software development costs	–	3.8	–

Total restructuring and other charges	$0.6	$3.3	$5.4

Segment Capital Requirements
The primary uses of cash for ALLTEL's operating segments are capital expenditures for property, plant and equipment and expenditures for capitalized software development to support the Company's wireless and wireline operations. Annual capital expenditures and expenditures for software development by operating segment are forecasted as follows for 2005:

				Software
(Millions)	Capital Expenditures			Development	Totals

Wireless	$865.0	–	$940.0	$40.0	$905.0	–	$980.0
Wireline	370.0	–	380.0	5.0	375.0	–	385.0
Communications support services	15.0	–	25.0	–	15.0	–	25.0
Corporate	5.0	–	10.0	–	5.0	–	10.0

Totals	$1,255.0	–	$1,355.0	$45.0	$1,300.0	–	$1,400.0

Capital expenditures for 2005 will be primarily incurred for further deployment of digital wireless technology, including high-speed wireless data capabilities, in the Company's existing and acquired wireless markets. The forecasted spending levels in 2005 are subject to revision depending on changes in future capital requirements of the Company's business segments. Each of ALLTEL's operating segments in 2004 generated positive cash flows sufficient to fund the segments' day-to-day operations and to fund their capital requirements. The Company expects each of the operating segments to continue to generate sufficient cash flows in 2005 to fund their operations and capital requirements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
(Millions, except per share amounts)	2004	2003	2002

Cash flows from (used in):
Operating activities	$2,466.8	$2,474.7	$2,392.2
Investing activities	(1,258.4)	(1,265.9)	(4,494.6)
Financing activities	(1,381.2)	(1,218.2)	2,079.5
Discontinued operations	–	531.8	91.3
Effect of exchange rate changes	(0.1)	0.8	3.0

Change in cash and short-term investments	$(172.9)	$523.2	$71.4
Total capital structure (a)	$12,707.0	$12,881.6	$12,639.2
Percent equity to total capital (b)	56.1%	54.5%	47.5%
Book value per share (c)	$23.58	$22.46	$19.27

(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders' equity.
(b)	Computed by dividing total shareholders' equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders' equity less preferred stock by the total number of common shares outstanding at the end of the year.

Cash Flows from Operations
Cash provided from operations continued to be ALLTEL's primary source of funds. Cash provided from operations in 2004 and 2003 reflected growth in earnings from the Company's business segments. In addition to earnings growth, cash flows from operations in both years also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivables, purchases of inventory and the payment of trade payables and taxes. Cash provided from operations also reflected contributions to ALLTEL's qualified pension plan of $100.0 million in both 2004 and 2003 and $50.0 million in 2002. During 2004, ALLTEL generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments, stock repurchase program and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements in 2005.

Cash Flows from Investing Activities
Capital expenditures continued to be ALLTEL's primary use of capital resources. Capital expenditures were $1,125.4 million in 2004, $1,137.7 million in 2003 and $1,154.8 million in 2002. Capital expenditures in each of the past three years were incurred to construct additional network facilities, to deploy digital technology in the Company's existing and acquired wireless markets and to upgrade ALLTEL's telecommunications network in order to offer other communications services, including long-distance, Internet, DSL and ''Touch-2-Talk'' communications services. Capital expenditures for 2004 also included the Company's initial investment in wireless EV-DO technology in several markets. ALLTEL expects to deploy EV-DO technology in 6 to 10 additional markets in 2005. During each of the past three years, ALLTEL funded substantially all of its capital expenditures through internally generated funds. As indicated in the table above under ''Segment Capital Requirements'', ALLTEL expects capital expenditures to be approximately $1,255.0 million to $1,355.0 million for 2005, which will be funded primarily from internally generated funds. Investing activities also included outlays for capitalized software development costs, which were $32.3 million in 2004, $56.7 million in 2003 and $58.4 million in 2002. As indicated in the table above under ''Segment Capital Requirements'', ALLTEL expects expenditures for capitalized software development to be approximately $45.0 million for 2005, which also will be funded from internally generated funds.

During 2004, cash outlays for the purchase of property, net of cash acquired, were $185.1 million. In 2004, ALLTEL purchased wireless properties in Florida, Louisiana and Ohio for $71.2 million in cash, acquired the remaining ownership interest in wireless properties in Georgia for $62.9 million in cash and purchased additional ownership interests in wireless properties in Mississippi, North Carolina, Ohio and Wisconsin for $49.6 million in cash. In addition, during 2004, ALLTEL also purchased additional partnership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company's ownership interest in a wireless partnership serving the St. Louis, Missouri market. During 2003, cash outlays for the purchase of property, net of cash acquired, were $160.6 million. In 2003, ALLTEL purchased wireless properties in Arizona and Mississippi for $87.4 million in cash, acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash, and purchased additional ownership interests in wireless properties in Mississippi, New Mexico, Virginia and Wisconsin for $13.2 million in cash. Cash outlays for the purchase of property, net of cash acquired, were $3,365.5 million in 2002 and primarily consisted of $1,735.2 million for the purchase of wireline properties in Kentucky from Verizon ($1,928.7 million total purchase price less $193.5 million deposit including accrued interest paid in October 2001) and $1,595.3 million for the purchase of wireless assets from CenturyTel. In addition, during 2002, ALLTEL also purchased a wireline property in Georgia for $17.9 million and acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas for $17.1 million in cash.

Cash flows from investing activities included $7.5 million in 2002 of advance lease payments received from American Tower for the leasing of 1,773 of the Company's cell site towers. As further discussed in Note 15 to the consolidated financial statements, ALLTEL signed an agreement to lease American Tower certain of the Company's cell site towers in exchange for cash paid in advance. ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement.

Cash flows from investing activities for 2003 included proceeds from the sale of assets of $46.1 million, principally consisting of $37.0 million received by ALLTEL from the sale of certain assets related to the Company's telecommunications information services operations, as previously discussed. Cash flows from investing activities for 2002 included proceeds from the sale of assets of $24.1 million received by ALLTEL in connection with the sale of a wireless property in Pennsylvania, as previously discussed.

Cash flows from investing activities also included proceeds from the return on or sale of investments of $88.6 million in 2004, $48.3 million in 2003 and $51.9 million in 2002. These amounts primarily consisted of cash distributions received from ALLTEL's wireless minority investments. The increase in distributions received in 2004 was consistent with the improved operating results of these investments, as previously discussed. Conversely, the decrease in 2003 primarily reflected ALLTEL's acquisitions of the remaining ownership interest in two wireless properties in Michigan and of a controlling interest in a Wisconsin wireless partnership completed during 2003, as previously discussed.

Cash Flows from Financing Activities
Dividend payments remained a significant use of the Company's capital resources. Common and preferred dividend payments amounted to $467.6 million in 2004, $436.4 million in 2003 and $423.1 million in 2002. The increases in each year primarily reflected growth in the annual dividend rates on ALLTEL's common stock. On October 21, 2004, the Company's Board of Directors approved an increase in the quarterly common stock dividend rate of 3 percent from $.37 to $.38 per share. This action raised the annual dividend rate to $1.52 per share and marked the 44th consecutive year in which ALLTEL has increased its common stock dividend. ALLTEL expects to continue the payment of cash dividends during 2005. Sources of funding future dividend payments include available cash on hand and operating cash flows.

ALLTEL's maximum borrowing capacity under its commercial paper program is $1.5 billion. ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company's revolving credit agreements. During 2003, the Company amended its $1.0 billion revolving credit agreement so that the expiration date of the entire $1.0 billion line of credit would be October 1, 2005. On July 30, 2003, the Company entered into an additional $500.0 million, 364-day revolving credit agreement that expired on July 28, 2004. On July 28, 2004, the Company replaced its existing $1.0 billion revolving credit agreement with a new five-year revolving credit agreement with a $1.5 billion line of credit. No borrowings were outstanding under the revolving credit agreements as of December 31, 2004, 2003 and 2002.

Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreements. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreements may not exceed $1.5 billion. No commercial paper borrowings were outstanding at December 31, 2004 or 2003, compared to $25.0 million and $230.1 million outstanding as of December 31, 2002 and 2001, respectively. During 2004, the Company did not incur any borrowings under the commercial paper program. During 2003, the Company incurred additional commercial paper borrowings to fund the wireless property acquisitions in Arizona, Mississippi and Michigan, as previously discussed, and to retire a $450.0 million, 7.125 percent senior unsecured note that was due March 1, 2003. As previously discussed, during the second quarter of 2003, the Company repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds ALLTEL received in connection with the April 1, 2003 sale of the financial services division of its information services subsidiary to Fidelity National. ALLTEL also used a portion of the cash proceeds from the sale to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs as further discussed below. During 2002, the Company incurred commercial paper borrowings in the amount of $442.5 million to fund a portion of the purchase price of the Verizon and CenturyTel acquisitions.

Retirements of long-term debt amounted to $277.3 million in 2004, $763.4 million in 2003 and $265.8 million in 2002. Retirements of long-term debt in 2004 primarily consisted of the repayment of a $250.0 million unsecured note due April 1, 2004. Retirements of long-term debt in 2003 included the repayment of a $450.0 million unsecured note due March 1, 2003 and the retirement of $249.1 million of long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. Retirements of long-term debt in 2003 also included the net reduction from December 31, 2002 in commercial paper borrowings of $25.0 million. The net reduction from December 31, 2001 in commercial paper borrowings of $205.1 million represented the majority of the long-term debt retired in 2002. Additional scheduled long-term debt retirements, net of commercial paper and the prepayment of long-term debt, amounted to $27.3 million in 2004, $39.3 million in 2003 and $60.7 million in 2002. (See Note 5 to the consolidated financial statements for additional information regarding the Company's long-term debt.)

As previously discussed, to fund the cost of the acquisition of wireline properties in Kentucky and wireless properties from CenturyTel, during May 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion. The equity units had a stated amount of $50 per unit and included a purchase contract pursuant to which the holder agreed to purchase shares of ALLTEL common stock on May 17, 2005. The number of shares to be purchased will be determined at the time the purchase contracts are settled based on the then current price of ALLTEL's common stock and will range between 0.8280 and 1.0101 shares of ALLTEL common stock per equity unit. The equity units also included $50 principal amount of senior notes, which bear interest at an initial rate of 6.25 percent and mature on May 17, 2007. In the event of a successful initial remarketing of the senior notes on or after February 17, 2005, the remarketing agent will reset the interest rate on the senior notes. ALLTEL expects the reset interest rate on the senior notes will range between 4.50 percent and 5.00 percent. In June 2002, the Company also issued $1.5 billion of unsecured long-term debt consisting of $800.0 million of 7.0 percent senior notes due July 1, 2012 and $700.0 million of 7.875 percent senior notes due July 1, 2032. Net proceeds from this debt issuance were $1.47 billion, after deducting the underwriting discount and other offering expenses. The net proceeds from the issuance of the equity units and debt securities of $2.81 billion represented all of the long-term debt issued in 2002.

On January 22, 2004, ALLTEL's Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two year period ending December 31, 2005. Under the repurchase plan, ALLTEL may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors. Sources of funding the stock buyback program include available cash on hand, operating cash flows and borrowings under the Company's commercial paper program. During 2004, ALLTEL repurchased 11.2 million of its common shares at a total cost of $595.3 million under this plan.

Cash flows used in financing activities also included distributions to ALLTEL's minority investors in wireless markets operated in partnership with other companies. Cash payments to these minority investors were $66.9 million in 2004, compared to $67.5 million in 2003 and $57.9 million in 2002.

Liquidity and Capital Resources
The Company believes it has sufficient cash and short-term investments on hand ($484.9 million at December 31, 2004) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends, funding the stock repurchase plan, and financing the cash payment required to complete the pending wireless property exchange with Cingular previously discussed. Sources of funding available to the Company to finance the $1.0 billion cash portion of the pending merger transaction with Western Wireless and the $1.2 billion of term loans outstanding under the Western Wireless credit facility that become due immediately upon the closing of the merger would include: (1) cash proceeds of $1.4 billion to be received by ALLTEL on May 17, 2005 from the sale of ALLTEL common stock to holders of the Company's equity units, as further discussed below under ''Obligation to Sell Shares of ALLTEL Common Stock''; (2) proceeds from monetizing ALLTEL's investment portfolio and (3) borrowings under the Company's commercial paper program, of which all $1.5 billion was available for issuance at December 31, 2004. Additional sources of funding available to ALLTEL include: (1) additional debt or equity securities under the Company's March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at December 31, 2004; (2) additional debt securities issued in the private placement market and (3) interim bank financing.

ALLTEL's commercial paper and long-term credit ratings with Moody's Investors Service (''Moody's''), Standard & Poor's Corporation (''Standard & Poor'') and Fitch Ratings (''Fitch'') were as follows as of December 31, 2004:

Standard
Description	Moody's	& Poor	Fitch

Commercial paper credit rating	Prime-1	A-1	F1
Long-term debt credit rating	A2	A	A
Outlook	Stable	Negative	Stable

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

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of December 31, 2004, the Company's total debt to capitalization ratio was 43.7 percent. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $6,142.2 million at December 31, 2004. There are no restrictions on the payment of dividends among members of ALLTEL's consolidated group.

At December 31, 2004, current maturities of long-term debt were $225.0 million and included a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005. The Company expects to fund the payment of this note at maturity through either available cash on hand, operating cash flows or commercial paper borrowings.

Pension Plans
ALLTEL maintains a qualified defined benefit pension plan, which covers substantially all employees. Prior to January 1, 2005, employees of ALLTEL's directory publishing subsidiary did not participate in the plan. The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. As further illustrated in Note 8 to the consolidated financial statements, total pension expense related to these plans was $32.0 million in 2004, $41.0 million in 2003 and $8.8 million in 2002. ALLTEL's pension expense for 2005 is estimated to be approximately $40.7 million.

Annual pension expense for 2005 was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.50 percent and a discount rate of 6.00 percent. In developing the expected long-term rate of return assumption, ALLTEL evaluated historical investment performance, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The Company also considered the pension plan's historical returns since 1975 of 11.1 percent. ALLTEL's expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent. Because of market fluctuations and cash contributions funded in late December to the qualified pension plan by ALLTEL of $100.0 million that had not yet been reinvested, the actual asset allocation as of December 31, 2004 was 65.6 percent to equities, 23.3 percent to fixed income assets and 11.1 percent in money market funds and other interest bearing investments. The Company regularly reviews the actual asset allocation of its qualified pension plan and periodically rebalances its investments to achieve the targeted allocation. ALLTEL continues to believe that 8.5 percent is a reasonable long-term rate of return on its qualified pension plan assets. For the year ended December 31, 2004, the actual return on qualified pension plan assets was 11.4 percent. ALLTEL will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust them as necessary. Lowering the expected long-term rate of return on the qualified pension plan assets by 0.50 percent (from 8.50 percent to 8.00 percent) would result in an increase in pension expense of approximately $4.9 million in 2005.

The discount rate selected is based on a review of current market interest rates of high-quality, fixed-rate debt securities adjusted to reflect the duration of expected future cash outflows for pension benefit payments. In developing the discount rate assumption for 2004, ALLTEL reviewed the high-grade bond indices published by Moody's and Standard & Poor's as of December 31, 2004, which are based on debt securities with average maturities of 30 years. These maturities are shorter than the term of the Company's expected future cash outflows, reflecting the younger workforce in the Company's wireless business. To account for the longer duration of its expected future pension benefit payments, the Company analyzed market data and constructed a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the benefit obligation. The discount rate determined on this basis decreased from 6.40 percent at December 31, 2003 to 6.00 percent at December 31, 2004. Lowering the discount rate by 0.25 percent (from 6.00 percent to 5.75 percent) would result in an increase in pension expense of approximately $7.3 million in 2005.

As of December 31, 2004, ALLTEL had cumulative unrecognized actuarial losses of $226.9 million, compared to $181.7 million at December 31, 2003. These actuarial losses are included in the calculation of the Company's annual pension expense subject to the following amortization methodology. Unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized into pension expense on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active plan participants (approximately 14 years at December 31, 2004). In applying this amortization method, the estimated pension expense of $40.7 million for 2005 includes $30.6 million of the unrecognized actuarial loss at December 31, 2004.

ALLTEL made a $100.0 million contribution to its qualified pension plan in December 2004. ALLTEL does not expect that any contribution to the plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2005. Future contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company's qualified pension plan.

Other Postretirement Benefits
The Company provides postretirement healthcare and life insurance benefits for eligible employees. Retired employees share a portion of the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. As further illustrated in Note 8 to the consolidated financial statements, total postretirement expense was $25.9 million in 2004, $25.0 million in 2003 and $21.5 million in 2002. ALLTEL's postretirement expense for 2005 is estimated to be approximately $23.9 million.

Annual postretirement expense for 2005 was calculated based upon a number of actuarial assumptions, including a healthcare cost trend rate of 10.00 percent and a discount rate of 6.00 percent. Consistent with the methodology used to determine the appropriate discount rate for the Company's pension obligations, the discount rate selected for postretirement benefits is based on a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the benefit obligation. The discount rate determined on this basis decreased from 6.40 percent at December 31, 2003 to 6.00 percent at December 31, 2004. Lowering the discount rate by 0.25 percent (from 6.00 percent to 5.75 percent) would result in an increase in postretirement expense of approximately $0.4 million in 2005.

The healthcare cost trend rate is based on the Company's actual medical claims experience and future projections of medical costs. For the year ended December 31, 2004, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.6 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $1.3 million.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ''Act'') became law. Beginning in 2006, the Act will provide for a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the FASB issued Staff Position No. 106-2, ''Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003'' (''FSP No. 106-2''). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense. FSP No. 106-2 became effective as of July 1, 2004. As of December 31, 2004, the Department of Health and Human Services had yet to issue final regulations on the determination of actuarial equivalence and the federal subsidy. Based on its current understanding of the Act, ALLTEL determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, ALLTEL prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an $18.3 million reduction in the Company's accumulated postretirement benefit obligation and a $2.9 million reduction in the Company's 2004 postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. ALLTEL is currently evaluating the effects, if any, that these final rules may have on its future benefit costs and accumulated postretirement benefit obligation.

Off-Balance Sheet Arrangements
The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring ALLTEL to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

As defined by the Securities and Exchange Commission's rules and regulations, the Company is a party to off-balance sheet arrangements, consisting of certain guarantees related to the sale of assets and ALLTEL's future obligation to sell a variable number of its common shares. Information pertaining to these arrangements is presented below.

Guarantees
As further discussed in Note 14 to the consolidated financial statements, in conjunction with the sale of the financial services division to Fidelity National, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL's breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million. The Company believes because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company. Accordingly, the Company has not recorded a liability related to it. ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale. ALLTEL's obligation to Fidelity National under this indemnification is not subject to a maximum amount. At December 31, 2004, the Company has recorded a liability for tax contingencies of approximately $8.3 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

In connection with the sale of assets to Convergys, ALLTEL agreed to indemnify Convergys for any damages resulting from ALLTEL's breach of warranty under the sales agreement that exceed $500,000, up to a maximum of $10.0 million. In addition, the Company agreed to indemnify Convergys for any damages resulting from non-fulfillment of certain covenants or liabilities arising from the ownership, operation or use of the assets included in the sale. This indemnification is not subject to a maximum obligation. The Company believes because of the low probability of being required to pay any amount under these indemnifications, the fair value of these obligations is immaterial to the consolidated results of operations, cash flows and financial condition of the Company. Accordingly, the Company has not recorded a liability related to these indemnifications.

Obligation to Sell Shares of ALLTEL Common Stock
As previously discussed, to fund the cost of the acquisitions completed in August 2002, ALLTEL sold 27.7 million equity units and received net proceeds of $1.34 billion. The equity units include a purchase contract which obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005, for $50, a variable number of newly issued common shares of ALLTEL. The number of ALLTEL shares issued will be determined at the time the purchase contracts are settled based upon the then current price of ALLTEL's common stock. If the price of the Company's common stock is equal to or less than $49.50, then ALLTEL will deliver 1.0101 shares to the holder of the equity unit. If the price of the Company's common stock is greater than $49.50 but less than $60.39, then ALLTEL will deliver a fraction of shares equal to $50 divided by the then current price of ALLTEL's common stock. Finally, if the price of the Company's common stock is equal to or greater than $60.39, then ALLTEL will deliver 0.8280 shares to the holder. Accordingly, upon settlement of the purchase contracts on May 17, 2005, ALLTEL will receive proceeds of approximately $1,385.0 million and will deliver between 22.9 million and 28.0 million common shares in the aggregate.

Contractual Obligations and Commitments
Set forth below is a summary of ALLTEL's material contractual obligations and commitments as of December 31, 2004:

	Payments Due by Period
	Less than	1-3	3-5	More than
(Millions)	1 Year	Years	Years	5 Years	Total

Long-term debt, including current maturites (a)	$225.0	$2,054.9	$347.8	$2,895.7	$5,523.4
Interest payments on long-term debt obligations	335.9	641.1	454.2	2,196.0	3,627.2
Operating leases	147.4	193.7	92.1	74.8	508.0
Cash payment to complete pending acquisition (b)	170.0	–	–	–	170.0
Purchase obligations (c)	265.9	122.7	18.6	–	407.2
Site maintenance fees — cell sites (d)	30.1	64.9	71.6	291.7	458.3
Other long-term liabilities (e)	318.1	536.8	219.7	1,213.5	2,288.1

Total contractual obligations and commitments	$1,492.4	$3,614.2	$1,204.1	$6,671.6	$12,982.4

(a)	Excludes $(13.1) million of unamortized discounts and the fair value of interest rate swap agreements of $67.1 million included in long-term debt at December 31, 2004.

(b)	As previously discussed, on November 26, 2004, ALLTEL and Cingular entered into a definitive agreement to exchange certain wireless assets and partnership interests. To complete this transaction, ALLTEL will pay Cingular $170.0 million in cash. Pursuant to the terms of the definitive merger agreement between ALLTEL and Western Wireless dated January 9, 2005, ALLTEL expects to issue approximately 60 million shares of its common stock and pay approximately $1.0 billion in cash to shareholders of Western Wireless. ALLTEL will also assume debt of approximately $2.2 billion, including $1.2 billion of term notes issued under Western Wireless' credit facility that, as a result of a change in control, will become due immediately upon the closing of the merger. Because these obligations did not exist as of December 31, 2004, the cash payment by ALLTEL to Western Wireless shareholders and the repayment of Western Wireless debt have not been included in the table above.

(c)	Purchase obligations represent amounts payable under noncancellable contracts and include commitments for wireless handset purchases, network facilities and transport services, agreements for software licensing and long-term marketing programs.

(d)	In connection with the leasing of 1,773 of the Company's cell site towers to American Tower, ALLTEL is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement, which expires in phases during 2016 and 2017.

(e)	Other long-term liabilities primarily consist of deferred tax liabilities, minority interests, other postretirement benefit obligations, and deferred compensation. Deferred rental revenue of $375.3 million related to ALLTEL's agreement to lease cell site towers to American Tower was not included in the table above. The deferred rental revenue represents cash proceeds received in advance by ALLTEL under terms of the agreement and will be recognized as revenue ratably over the remaining lease term.

Under the Company's long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2004, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing agreements that would trigger acceleration of future lease payments. (See Notes 5, 14, 15 and 18 to the consolidated financial statements for additional information regarding certain of the obligations and commitments listed above.)

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

Equity Price Risk
Changes in equity prices primarily affect the fair value of ALLTEL's investments in marketable equity securities. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available. At December 31, 2004, investments of the Company were recorded at fair value of $804.9 million, compared to $722.7 million at December 31, 2003. The increase in fair value primarily reflected the value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division, as previously discussed. Marketable equity securities amounted to $511.8 million at December 31, 2004 and included unrealized holding gains of $153.9 million. Comparatively, investments in marketable equity securities were $395.8 million at December 31, 2003 and included unrealized holding gains of $73.6 million. A hypothetical 10 percent decrease in quoted market prices would result in a $51.2 million decrease in the fair value of the Company's marketable equity securities at December 31, 2004.

Interest Rate Risk
The Company's earnings are affected by changes in variable interest rates related to ALLTEL's issuance of short-term commercial paper and interest rate swap agreements. The Company enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed-interest-rate debt such that the portion of debt subject to variable rates does not exceed 30 percent of ALLTEL's total debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. ALLTEL does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews ALLTEL's exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of December 31, 2004 and 2003, the Company had no borrowings outstanding under its commercial paper program, compared to $25.0 million of outstanding commercial paper at December 31, 2002. As of December 31, 2004, 2003 and 2002, the Company has entered into six, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed-interest-rate payments to variable. The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013. The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by ALLTEL was 2.1 percent and 1.2 percent at December 31, 2004 and 2003, respectively. A hypothetical increase of 100 basis points in variable interest rates would have reduced annual pre-tax earnings in both 2004 and 2003 by approximately $10.0 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would have increased annual pre-tax earnings in both 2004 and 2003 by approximately $10.0 million.

Foreign Exchange Risk
The Company's business operations in foreign countries are not material to the Company's consolidated operations, financial condition and liquidity. Foreign currency translation gains and losses were not material to the Company's consolidated results of operations for the years ended December 31, 2004, 2003 and 2002. Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Service revenues for the Company's communications business are recognized based upon minutes of use processed and contracted fees, net of any credits and adjustments. Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. These estimates are based on historical minutes of use processed. Changes in estimates for revenues are recognized in the period in which they are determinable, and such changes could occur and have a material effect on the Company's consolidated operating results in the period of change.

In evaluating the collectibility of its trade receivables, ALLTEL assesses a number of factors including a specific customer's ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records an allowance for doubtful accounts to reduce the related receivables to the amount the Company ultimately expects to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that the Company's past collection experience is no longer relevant, ALLTEL's estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements. At December 31, 2004, the Company's allowance for doubtful accounts was $53.6 million. A 10 percent increase in this reserve would have increased the provision for doubtful accounts by $5.4 million for the year ended December 31, 2004.

The calculation of the annual costs of providing pension and postretirement benefits are based on certain key actuarial assumptions as disclosed in Note 8 to the consolidated financial statements. As previously discussed, the discount rate selected is based on a review of current market interest rates on high-quality, fixed-rate debt securities adjusted to reflect the Company's longer duration of expected future cash outflows for benefit payments. The expected return on plan assets reflects management's view of the long-term returns available in the investment market based on historical averages and consultation with investment advisors. The healthcare cost trend rate is based on the Company's actual medical claims experience and future projections of medical costs. See ''Pension Plans'' and ''Other Postretirement Benefits'' for the effects on the Company's future benefit costs resulting from changes in these key assumptions.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Although ALLTEL believes it is unlikely that any significant changes to the useful lives of its tangible or finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results. Specifically, the previously discussed effects on customer churn rates due to competition and the FCC's number portability rules could adversely affect the useful lives of customer lists, resulting in a material increase in annual amortization expense or a write-down in the carrying value of these assets. An extension of the average useful life of the Company's property, plant and equipment and finite-lived intangible assets of one year would decrease depreciation and amortization expense by approximately $120.0 million per year, while a reduction in the average useful life of one year would increase depreciation and amortization expense by approximately $168.3 million per year.

In accordance with SFAS No. 142, ALLTEL tests its goodwill and other indefinite-lived intangible assets for impairment at least annually, which requires the Company to determine the fair value of these intangible assets, as well as the fair value of its reporting units. For purposes of testing goodwill, fair value of the reporting units is determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies. Fair value of the other indefinite-lived intangible assets is determined based on the discounted cash flows of the related business segment. During 2004 and 2003, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. In addition, reducing the calculated fair values of goodwill and the other indefinite-lived intangible assets by 10 percent would not have resulted in an impairment of the carrying value of the related assets in either 2004 or 2003. Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and the Company's future consolidated operating results.

The Company's estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 11 to the consolidated financial statements and reflect ALLTEL's assessment of future tax consequences of transactions that have been reflected in the Company's financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal, state and foreign taxing authorities. Included in the calculation of the Company's annual income tax expense are the effects of changes, if any, to ALLTEL's income tax contingency reserves. ALLTEL maintains income tax contingency reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined based upon the Company's judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserves could materially affect the Company's future consolidated operating results in the period of change.

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

Recently Issued Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 123(R), ''Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. ALLTEL is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by ALLTEL and its management may include, certain ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Words such as ''expects'', ''anticipates'', ''intends'', ''plans'', ''believes'', ''seeks'', ''estimates'', and ''should'', and variations of these words and similar expressions, are intended to identify these forward-looking statements. Examples of such forward-looking statements include statements regarding ALLTEL's future cash dividend policy, forecasts of segment capital requirements for 2005, and future contractual obligation and commitment payments. ALLTEL disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and wholesale customers; changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the company's wireless roaming agreements; the potential for adverse changes in the ratings given to ALLTEL's debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate debt markets; the uncertainties related to ALLTEL's strategic investments; the effects of work stoppages; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data as of and for the years ended December 31:

(Millions, except per share amounts)	2004	2003	2002	2001	2000	1999

Revenues and sales	$8,246.1	$7,979.9	$7,112.4	$6,615.8	$6,308.9	$5,634.9

Operating expenses	6,273.6	6,062.9	5,322.8	4,990.8	4,757.4	4,157.8
Restructuring and other charges	50.9	19.0	69.9	76.3	15.3	88.2

Total costs and expenses	6,324.5	6,081.9	5,392.7	5,067.1	4,772.7	4,246.0

Operating income	1,921.6	1,898.0	1,719.7	1,548.7	1,536.2	1,388.9
Non-operating income (expense), net	22.9	(3.2)	(5.3)	(14.1)	27.6	(4.1)
Interest expense	(352.5)	(378.6)	(355.1)	(261.2)	(284.3)	(240.7)
Gain on disposal of assets, write-down of investments and other	–	17.9	1.0	357.6	1,928.5	43.1

Income from continuing operations before income taxes	1,592.0	1,534.1	1,360.3	1,631.0	3,208.0	1,187.2
Income taxes	565.3	580.6	510.2	653.0	1,325.3	487.5

Income from continuing operations	1,026.7	953.5	850.1	978.0	1,882.7	699.7
Discontinued operations, net of tax	19.5	361.0	74.2	69.5	82.7	83.9

Income before cumulative effect of accounting change	1,046.2	1,314.5	924.3	1,047.5	1,965.4	783.6
Cumulative effect of accounting change, net of tax	–	15.6	–	19.5	(36.6)	–

Net income	1,046.2	1,330.1	924.3	1,067.0	1,928.8	783.6
Preferred dividends	0.1	0.1	0.1	0.1	0.1	0.9

Net income applicable to common shares	$1,046.1	$1,330.0	$924.2	$1,066.9	$1,928.7	$782.7

Basic earnings per share:
Income from continuing operations	$3.34	$3.06	$2.73	$3.14	$5.99	$2.23
Income from discontinued operations	.06	1.16	.24	.22	.26	.27
Cumulative effect of accounting change	–	.05	–	.06	(.12)	–

Net income	$3.40	$4.27	$2.97	$3.42	$6.13	$2.50

Diluted earnings per share:
Income from continuing operations	$3.33	$3.05	$2.72	$3.12	$5.94	$2.21
Income from discontinued operations	.06	1.15	.24	.22	.26	.26
Cumulative effect of accounting change	–	.05	–	.06	(.12)	–

Net income	$3.39	$4.25	$2.96	$3.40	$6.08	$2.47

Dividends per common share	$1.49	$1.42	$1.37	$1.33	$1.29	$1.235
Weighted average common shares:
Basic	307.3	311.8	311.0	311.4	314.4	312.8
Diluted	308.4	312.8	312.3	313.5	317.2	316.8

Pro forma amounts assuming accounting changes applied retroactively:
Net income	$1,046.2	$1,314.5	$925.5	$1,047.9	$1,970.5	$768.3
Basic earnings per share	$3.40	$4.22	$2.98	$3.36	$6.27	$2.45
Diluted earnings per share	$3.39	$4.20	$2.96	$3.34	$6.21	$2.42

Total assets	$16,603.7	$16,661.1	$16,244.6	$12,500.7	$12,087.2	$10,774.2
Total shareholders' equity	$7,128.7	$7,022.2	$5,998.1	$5,565.8	$5,095.4	$4,205.7
Total redeemable preferred stock and long-term debt (including current maturities)	$5,578.3	$5,859.4	$6,641.1	$3,913.0	$4,673.3	$3,820.9

Notes to Selected Financial Information:

See Note 12 to the consolidated financial statements for a discussion of the Company's discontinued information services operations.

A.	Net income for 2004 included pretax charges of $28.4 million related to a planned workforce reduction and the exit of its competitive local exchange carrier operations in the Jacksonville, Florida market. In addition, ALLTEL recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. ALLTEL also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities of $24.8 million. These transactions decreased net income $31.1 million or $.10 per share. (See Note 9 to the consolidated financial statements.) Net income for 2004 also reflected a reduction in income tax expense associated with continuing operations of $19.7 million, or $.06 per share, resulting from ALLTEL's adjustment of its income tax contingency reserves to reflect the results of audits of the Company's consolidated federal income tax returns for the fiscal years 1997 through 2001. (See Note 2 to the consolidated financial statements.)

B.	Net income for 2003 included pretax charges of $8.5 million primarily related to the closing of certain call center locations and the write-off of $13.2 million of certain capitalized software development costs with no alternative future use or functionality. The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003 to reflect differences between estimated and actual costs paid in completing the previous planned restructuring activities.

Notes to Selected Financial Information, Continued:

These transactions decreased net income $11.5 million or $.04 per share. (See Note 9 to the consolidated financial statements.) Net income for 2003 also included a pretax gain of $31.0 million realized from the sale of certain assets of the telecommunications information services operations, partially offset by pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships. In addition, the Company incurred pretax termination fees of $7.1 million related to the early retirement of long-term debt. These transactions increased net income $10.7 million or $.04 per share. (See Note 10 to the consolidated financial statements.) Effective January 1, 2003, ALLTEL adopted SFAS No. 143 in accounting for asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million, or $.05 per share. (See Note 2 to the consolidated financial statements.)

C.	Net income for 2002 included pretax charges of $34.0 million incurred in connection with restructuring ALLTEL's competitive local exchange carrier, call center and retail store operations and with the closing of seven product distribution centers. The Company also incurred integration expenses of $28.8 million related to its acquisitions of wireline properties from Verizon Communications, Inc. and wireless properties from CenturyTel, Inc. ALLTEL also recorded write-downs in the carrying value of certain cell site equipment of $7.1 million. These charges decreased net income $42.3 million or $.14 per share. (See Note 9 to the consolidated financial statements.) Net income for 2002 included a pretax gain of $22.1 million realized from the sale of a wireless property, partially offset by pretax write-downs of $16.3 million related to investments in marketable securities. ALLTEL also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership that was initially recorded in 2001. These transactions increased net income $0.6 million or less than $.01 per share. (See Note 10 to the consolidated financial statements.)

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

(Millions, except per share amounts)	2001	2000	1999

Income from continuing operations	$1,068.9	$1,972.7	$751.9
Basic earnings per share	$3.43	$6.27	$2.40
Diluted earnings per share	$3.41	$6.22	$2.37

Income before cumulative effect of accounting change	$1,140.6	$2,057.0	$836.9
Basic earnings per share	$3.66	$6.55	$2.67
Diluted earnings per share	$3.64	$6.49	$2.64

Net income	$1,160.1	$2,020.4	$836.9
Basic earnings per share	$3.72	$6.43	$2.67
Diluted earnings per share	$3.70	$6.37	$2.64

D.	Net income for 2001 included pretax gains of $347.8 million from the sale of PCS licenses, a pretax gain of $9.5 million from the dissolution of a wireless partnership and a pretax gain of $3.2 million from the sale of certain investments. Net income also included pretax termination fees of $2.9 million incurred due to the early retirement of debt. These transactions increased net income $212.7 million or $.68 per share. Net income also included pretax charges of $61.2 million incurred in connection with the restructuring of the Company's regional communications, product distribution and corporate operations. The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million. These charges decreased net income $45.3 million or $.14 per share. Effective January 1, 2001, the Company changed its method of accounting for a subsidiary's pension plan to conform to the Company's primary pension plan. The cumulative effect of this accounting change resulted in a non-cash credit of $19.5 million, net of income tax expense of $13.0 million, or $.06 per share.

E.	Net income for 2000 included pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic Corporation and GTE Corporation, pretax gains of $36.0 million from the sale of certain PCS assets and pretax gains of $562.0 million from the sale of investments, principally consisting of WorldCom, Inc. (''WorldCom'') common stock. Net income also included a pretax write-down of $15.0 million in the Company's investment in an Internet access service provider. These transactions increased net income $1,124.3 million or $3.58 per share. Net income also included integration costs and other charges of $15.3 million primarily incurred in connection with the acquisition of wireless assets. The Company also incurred a pretax charge of $11.5 million in connection with a litigation settlement. These charges decreased net income $16.1 million or $.05 per share. Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. The cumulative effect of this accounting change resulted in a non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share.

F.	Net income for 1999 included a pretax gain of $43.1 million from the sale of WorldCom common stock. The gain increased net income by $27.2 million or $.08 per share. Net income also included a pretax charge of $88.2 million in connection with the closing of the Company's mergers with Aliant Communications Inc., Liberty Cellular, Inc. and its affiliate KINI L.C. and with certain loss contingencies and other restructuring activities. These charges decreased net income $63.8 million or $.20 per share.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

ALLTEL Corporation's management is responsible for the integrity and objectivity of all financial information included in this Financial Supplement. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Financial Supplement is consistent with that in the consolidated financial statements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.

The Audit Committee of the Board of Directors, which oversees ALLTEL's financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company's financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by ALLTEL management and the Board of Directors. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated February 10, 2005

Scott T. Ford President and Chief Executive Officer	Jeffery R. Gardner Executive Vice President- Chief Financial Officer

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO''). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 10, 2005

Scott T. Ford President and Chief Executive Officer	Jeffery R. Gardner Executive Vice President- Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ALLTEL Corporation:

We have completed an integrated audit of ALLTEL Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of ALLTEL Corporation and its subsidiaries (the ''Company'') at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Company changed its method of accounting for asset retirement obligations as a result of adopting Statement of Financial Accounting Standards No. 143 (''SFAS No. 143''), ''Accounting for Asset Retirement Obligations'' as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Little Rock, AR
February 10, 2005

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2004	2003	2002

Revenues and sales:
Service revenues	$7,374.3	$7,156.1	$6,428.9
Product sales	871.8	823.8	683.5

Total revenues and sales	8,246.1	7,979.9	7,112.4

Costs and expenses:
Cost of services (excluding depreciation of $958.4, $906.3 and $791.7 in 2004, 2003 and 2002, respectively included below)	2,374.2	2,273.6	2,039.0
Cost of products sold	1,075.5	1,043.5	891.3
Selling, general, administrative and other	1,524.2	1,498.1	1,297.0
Depreciation and amortization	1,299.7	1,247.7	1,095.5
Restructuring and other charges	50.9	19.0	69.9

Total costs and expenses	6,324.5	6,081.9	5,392.7

Operating income	1,921.6	1,898.0	1,719.7

Equity earnings in unconsolidated partnerships	68.5	64.4	65.8
Minority interest in consolidated partnerships	(80.1)	(78.6)	(73.4)
Other income, net	34.5	11.0	2.3
Interest expense	(352.5)	(378.6)	(355.1)
Gain on disposal of assets, write-down of investments and other	–	17.9	1.0

Income from continuing operations before income taxes	1,592.0	1,534.1	1,360.3
Income taxes	565.3	580.6	510.2

Income from continuing operations	1,026.7	953.5	850.1
Discontinued operations
Income tax benefit of $19.5 in 2004, net of income taxes of $256.2 and $31.0 in 2003 and 2002, respectively	19.5	361.0	74.2

Income before cumulative effect of accounting change	1,046.2	1,314.5	924.3
Cumulative effect of accounting change (net of income taxes of $10.3 in 2003)	–	15.6	–

Net income	1,046.2	1,330.1	924.3
Preferred dividends	0.1	0.1	0.1

Net income applicable to common shares	$1,046.1	$1,330.0	$924.2

Earnings per share:
Basic:
Income from continuing operations	$3.34	$3.06	$2.73
Income from discontinued operations	.06	1.16	.24
Cumulative effect of accounting change	–	.05	–

Net income	$3.40	$4.27	$2.97

Diluted:
Income from continuing operations	$3.33	$3.05	$2.72
Income from discontinued operations	.06	1.15	.24
Cumulative effect of accounting change	–	.05	–

Net income	$3.39	$4.25	$2.96

Pro forma amounts assuming changes in accounting principles were applied retroactively:
Net income as reported:	$1,046.2	$1,330.1	$924.3
Effect of change in recognition of asset retirement obligations	–	(15.6)	1.2

Net income as adjusted	$1,046.2	$1,314.5	$925.5

Earnings per share as adjusted:
Basic	$3.40	$4.22	$2.98
Diluted	$3.39	$4.20	$2.96

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in millions, except per share amounts)

Assets	2004	2003

Current Assets:
Cash and short-term investments	$484.9	$657.8
Accounts receivable (less allowance for doubtful accounts of $53.6 and $46.3, respectively)	912.7	890.0
Inventories	156.8	122.1
Prepaid expenses and other	62.4	59.2

Total current assets	1,616.8	1,729.1

Investments	804.9	722.7
Goodwill	4,875.7	4,854.2
Other intangibles	1,306.1	1,337.0

Property, Plant and Equipment:
Land	278.1	259.2
Buildings and improvements	1,134.8	1,053.0
Wireline	6,735.8	6,514.7
Wireless	5,764.0	5,255.8
Information processing	1,048.4	946.7
Other	489.9	482.3
Under construction	385.3	398.2

Total property, plant and equipment	15,836.3	14,909.9
Less accumulated depreciation	8,288.2	7,289.1

Net property, plant and equipment	7,548.1	7,620.8

Other assets	452.1	397.3

Total Assets	$16,603.7	$16,661.1

Liabilities and Shareholders' Equity

Current Liabilities:
Current maturities of long-term debt	$225.0	$277.2
Accounts payable	448.2	479.8
Advance payments and customer deposits	219.3	205.3
Accrued taxes	158.2	114.6
Accrued dividends	105.9	116.2
Accrued interest	120.2	107.1
Other current liabilities	183.5	192.5

Total current liabilities	1,460.3	1,492.7

Long-term debt	5,352.4	5,581.2
Deferred income taxes	1,715.1	1,417.7
Other liabilities	947.2	1,147.3

Shareholders' Equity:
Preferred stock, Series C, $2.06, no par value, 12,288 shares in 2004 and 13,928 shares in 2003 issued and outstanding	0.3	0.4
Common stock, par value $1 per share, 1.0 billion shares authorized, 302,267,959 shares in 2004 and 312,643,922 shares in 2003 issued and outstanding	302.3	312.6
Additional paid-in capital	197.9	750.1
Unrealized holding gain on investments	153.9	73.6
Foreign currency translation adjustment	0.5	0.6
Retained earnings	6,473.8	5,884.9

Total shareholders' equity	7,128.7	7,022.2

Total Liabilities and Shareholders' Equity	$16,603.7	$16,661.1

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2004	2003	2002

Cash Provided from Operations:
Net income	$1,046.2	$1,330.1	$924.3
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(19.5)	(361.0)	(74.2)
Cumulative effect of accounting change	–	(15.6)	–
Depreciation and amortization	1,299.7	1,247.7	1,095.5
Provision for doubtful accounts	184.9	184.7	265.9
Non-cash portion of restructuring and other charges	25.6	13.2	12.6
Non-cash portion of gain on disposal of assets, write-down of investments and other	–	(25.0)	(1.0)
Increase in deferred income taxes	263.4	225.0	357.5
Reversal of income tax contingency reserves due to IRS audits	(19.7)	–	–
Other, net	(14.4)	(11.4)	(25.6)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(206.1)	(79.7)	(219.3)
Inventories	(33.9)	17.1	28.5
Accounts payable	(27.2)	21.8	80.1
Other current liabilities	70.6	30.2	(42.8)
Other, net	(102.8)	(102.4)	(9.3)

Net cash provided from operations	2,466.8	2,474.7	2,392.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,125.4)	(1,137.7)	(1,154.8)
Additions to capitalized software development costs	(32.3)	(56.7)	(58.4)
Additions to investments	(3.2)	(13.5)	(9.4)
Purchases of property, net of cash acquired	(185.1)	(160.6)	(3,365.5)
Proceeds from the lease of cell site towers	–	–	7.5
Proceeds from the sale of assets	–	46.1	24.1
Proceeds from the return on investments	88.6	48.3	51.9
Other, net	(1.0)	8.2	10.0

Net cash used in investing activities	(1,258.4)	(1,265.9)	(4,494.6)

Cash Flows from Financing Activities:
Dividends on common and preferred stock	(467.6)	(436.4)	(423.1)
Reductions in long-term debt	(277.3)	(763.4)	(265.8)
Repurchases of common stock	(595.3)	–	–
Distributions to minority investors	(66.9)	(67.5)	(57.9)
Long-term debt issued, net of issuance costs	–	–	2,809.1
Common stock issued	25.9	49.1	17.2

Net cash provided from (used in) financing activities	(1,381.2)	(1,218.2)	2,079.5

Net cash provided from discontinued operations	–	531.8	91.3

Effect of exchange rate changes on cash and short-term investments	(0.1)	0.8	3.0

Increase (decrease) in cash and short-term investments	(172.9)	523.2	71.4
Cash and Short-term Investments:
Beginning of the year	657.8	134.6	63.2

End of the year	$484.9	$657.8	$134.6

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$379.1	$425.7	$294.2
Income taxes paid	$285.9	$584.8	$268.2

Non-Cash Investing and Financing Activity:
Change in fair value of investments in equity securities	$116.9	$120.5	$(6.2)
Change in fair value of interest rate swap agreements	$(12.6)	$(25.5)	$99.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Millions)

				Unrealized
				Holding	Foreign
			Additional	Gain	Currency
	Preferred	Common	Paid-In	(Loss) On	Translation	Retained
	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total

Balance at December 31, 2001	$0.4	$310.5	$769.2	$(4.5)	$(9.9)	$4,500.1	$5,565.8

Net income	–	–	–	–	–	924.3	924.3
Other comprehensive income, net of tax: (See Note 13)
Unrealized holding gains on investments, net of reclassification adjustments	–	–	–	4.5	–	–	4.5
Foreign currency translation adjustment	–	–	–	–	3.0	–	3.0

Comprehensive income	–	–	–	4.5	3.0	924.3	931.8

Employee plans, net	–	0.6	16.7	–	–	–	17.3
Tax benefit for non-qualified stock options	–	–	2.7	–	–	–	2.7
Conversion of preferred stock	–	0.1	0.2	–	–	–	0.3
Present value of contract adjustment liability	–	–	(93.1)	–	–	–	(93.1)
Dividends:
Common – $1.37 per share	–	–	–	–	–	(426.6)	(426.6)
Preferred	–	–	–	–	–	(0.1)	(0.1)

Balance at December 31, 2002	$0.4	$311.2	$695.7	$–	$(6.9)	$4,997.7	$5,998.1

Net income	–	–	–	–	–	1,330.1	1,330.1
Other comprehensive income, net of tax: (See Note 13)
Unrealized holding gains on investments, net of reclassification adjustments	–	–	–	73.6	–	–	73.6
Foreign currency translation adjustment, net of reclassification adjustments	–	–	–	–	7.5	–	7.5

Comprehensive income	–	–	–	73.6	7.5	1,330.1	1,411.2

Employee plans, net	–	1.4	47.7	–	–	–	49.1
Tax benefit for non-qualified stock options	–	–	6.7	–	–	–	6.7
Dividends:
Common – $1.42 per share	–	–	–	–	–	(442.8)	(442.8)
Preferred	–	–	–	–	–	(0.1)	(0.1)

Balance at December 31, 2003	$0.4	$312.6	$750.1	$73.6	$0.6	$5,884.9	$7,022.2

Net income	–	–	–	–	–	1,046.2	1,046.2
Other comprehensive income, net of tax: (See Note 13)
Unrealized holding gains on investments, net of reclassification adjustments	–	–	–	80.3	–	–	80.3
Foreign currency translation adjustment	–	–	–	–	(0.1)	–	(0.1)

Comprehensive income	–	–	–	80.3	(0.1)	1,046.2	1,126.4

Employee plans, net	–	0.6	25.2	–	–	–	25.8
Restricted stock, net of unearned compensation	–	0.2	2.8	–	–	–	3.0
Tax benefit for non-qualified stock options	–	–	3.9	–	–	–	3.9
Conversion of preferred stock	(0.1)	0.1	–	–	–	–	–
Repurchases of stock	–	(11.2)	(584.1)	–	–	–	(595.3)
Dividends:
Common – $1.49 per share	–	–	–	–	–	(457.2)	(457.2)
Preferred	–	–	–	–	–	(0.1)	(0.1)

Balance at December 31, 2004	$0.3	$302.3	$197.9	$153.9	$0.5	$6,473.8	$7,128.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:
Description of Business – ALLTEL Corporation (''ALLTEL'' or the ''Company''), a Delaware corporation, is a customer-focused communications company. ALLTEL owns subsidiaries that provide wireless and wireline local, long-distance, network access, and Internet services. Telecommunications products are warehoused and sold by the Company's distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. In addition, a subsidiary provides billing, customer care and other data processing and outsourcing services to telecommunications companies. (See Note 16 for additional information regarding ALLTEL's business segments.)

Basis of Presentation – ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. The consolidated financial statements include the accounts of ALLTEL, its subsidiary companies, majority-owned partnerships and controlled business ventures. Investments in 20 percent to 50 percent owned entities and all unconsolidated partnerships are accounted for using the equity method. Investments in less than 20 percent owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method. All intercompany transactions, except those with certain affiliates described below, have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the 2004 financial statement presentation.

Service revenues consist of wireless access and network usage revenues, local service, network access, Internet access, long-distance and miscellaneous wireline operating revenues and telecommunications information services processing revenues. Product sales primarily consist of the product distribution and directory publishing operations and sales of communications equipment. Cost of services include the costs related to completing calls over the Company's telecommunications network, including access, interconnection, toll and roaming charges paid to other wireless providers, as well as the costs to operate and maintain the network. Additionally, cost of services includes the costs to provide telecommunications information services, bad debt expense and business taxes.

Regulatory Accounting – The Company's wireline subsidiaries, except for certain operations acquired in Kentucky in 2002 and Nebraska in 1999, follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (''SFAS'') No. 71, ''Accounting for the Effects of Certain Types of Regulation''. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's wireline subsidiaries to depreciate wireline plant over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company reviews these criteria on a quarterly basis to determine whether the continuing application of SFAS No. 71 is appropriate.

Transactions with Certain Affiliates – ALLTEL Communications Products, Inc. sells equipment to wireline subsidiaries of the Company ($85.9 million in 2004, $123.7 million in 2003 and $152.9 million in 2002) as well as to other affiliated and non-affiliated communications companies and other companies in related industries. The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements. ALLTEL Publishing Corporation (''ALLTEL Publishing'') provides directory publishing services to the wireline subsidiaries. Wireline revenues and sales include directory royalties received from ALLTEL Publishing ($40.1 million in 2004, $42.9 million in 2003 and $52.4 million in 2002) and amounts billed to other affiliates ($96.2 million in 2004, $92.7 million in 2003 and $87.3 million in 2002) for interconnection and toll services. These intercompany transactions have not been eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing subsidiaries are included in the wireline subsidiaries' (excluding the acquired operations in Kentucky and Nebraska) rate base and/or are recovered through the regulatory process.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $202.5 million in 2004, $200.3 million in 2003 and $148.0 million in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:
Cash and Short-term Investments – Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, ALLTEL considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions, and a specific customer's ability to meet its financial obligations to the Company. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.

Inventories – Inventories are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation. For wireless equipment, market is determined using replacement cost.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with SFAS No. 142, ''Goodwill and Other Intangible Assets'', goodwill is to be assigned to a company's reporting units and tested for impairment annually using a consistent measurement date, which for the Company is January 1st of each year. The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount. Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit's goodwill and the implied fair value of that goodwill. ALLTEL completed step one of the annual impairment reviews of goodwill for both 2004 and 2003 and determined that no write-down in the carrying value of goodwill for any of its reporting units was required. For purposes of completing the annual impairment reviews, fair value of the reporting units was determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies.

The Company's indefinite-lived intangible assets consist of its cellular and Personal Communications Services (''PCS'') licenses (the ''wireless licenses'') and the wireline franchise rights in Kentucky acquired in August 2002. (See Note 3). The Company determined that the wireless licenses and wireline franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. The Company's intangible assets with finite lives are amortized over their estimated useful lives, which are 4 to 10 years for customer lists and 15 years for franchise rights. SFAS No. 142 also requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts. The wireless licenses are operated as a single asset supporting the Company's wireless business, and accordingly are aggregated for purposes of testing impairment. For purposes of completing the annual impairment reviews, the fair value of the wireless licenses was determined based on the discounted cash flows of the wireless business segment, while the fair value of the wireline franchise rights was determined based on the discounted cash flows of the acquired operations in Kentucky. Upon completing the annual impairment reviews of its wireless licenses and wireline franchise rights for both 2004 and 2003, the Company determined that no write-down in the carrying value of these assets was required.

Investments – Investments in unconsolidated partnerships are accounted for using the equity method. Investments in equity securities are classified as available for sale and are recorded at fair value in accordance with SFAS No. 115, ''Accounting for Certain Investments in Debt and Equity Securities''. All other investments are accounted for using the cost method. Investments are periodically reviewed for impairment. If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.

Investments were as follows at December 31:

(Millions)	2004	2003

Investments in unconsolidated partnerships	$257.8	$281.9
Equity securities	511.8	395.8
Other cost investments	35.3	45.0

	$804.9	$722.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:
Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships. The carrying value of excess cost included in investments was $19.5 million and $21.3 million at December 31, 2004 and 2003, respectively.

Property, Plant and Equipment – Property, plant and equipment are stated at original cost. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment. Wireline plant consists of aerial and underground cable, conduit, poles, switches and other central office and transmission-related equipment. Information processing plant consists of data processing equipment, purchased software and internal use capitalized software development costs. Other plant consists of furniture, fixtures, vehicles, machinery and equipment. The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. For ALLTEL's non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results. The Company's wireline subsidiaries utilize group composite depreciation. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation, and no gain or loss is recognized on the disposition of the plant. Depreciation expense amounted to $1,239.0 million in 2004, $1,187.4 million in 2003 and $1,050.1 million in 2002. Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Depreciable Lives
Buildings and improvements	5-50 years
Wireline	6-58 years
Wireless	4-20 years
Information processing	3-15 years
Other	3-25 years

The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $16.7 million in 2004, $15.2 million in 2003 and $15.9 million in 2002.

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

Derivative Instruments – The Company uses derivative instruments to obtain a targeted mixture of variable and fixed-interest-rate long-term debt, such that the portion of debt subject to variable rates does not exceed 30 percent of the Company's total long-term debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes. The Company has entered into interest rate swap agreements and designated these derivatives as fair value hedges. In accordance with SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'', the interest rate swaps are recorded as assets or liabilities in the consolidated balance sheets at fair value, with changes in the fair value of the derivative and of the underlying hedged item attributable to the hedged risk recognized in earnings. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:
Mandatorily Redeemable Financial Instruments – At December 31, 2003, twelve of the Company's consolidated non-wholly owned wireless partnerships had finite lives specified in their partnership agreements, and accordingly, were legally required to be dissolved and terminated at a specified future date, usually 50 or 99 years after formation, and the proceeds distributed to the partners. Under the provisions of SFAS No. 150, ''Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'', the minority interests associated with these partnerships are considered mandatorily redeemable financial instruments, and as such, would be required to be reported as liabilities in ALLTEL's consolidated financial statements, initially measured at settlement value, and subsequently remeasured at each balance sheet date with changes in settlement values reported as a component of interest expense. On November 7, 2003, the FASB issued Staff Position No. 150-3, ''Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150'' (''FSP No. 150-3''). FSP No. 150-3 deferred indefinitely the recognition and measurement provisions of SFAS No. 150 applicable to mandatorily redeemable noncontrolling interests, including the minority interests associated with the Company's consolidated non-wholly owned partnerships with finite lives. In accordance with FSP No. 150-3, the minority interests associated with the Company's finite-lived partnerships continue to be reported at book value. At December 31, 2003, the estimated settlement value of these minority interests was $46.6 million, of which $20.1 million was included in other liabilities in the accompanying consolidated balance sheet. During 2004, the partnership agreements for eight of the partnerships were amended so that the legal lives of the partnerships continue indefinitely. Accordingly, the minority interests associated with these eight partnerships are no longer mandatorily redeemable financial instruments within the scope of SFAS No. 150 and FSP No. 150-3. At December 31, 2004, the estimated settlement value of the minority interests for the four remaining partnerships still within the scope of SFAS No. 150 and FSP No. 150-3 was $27.5 million, of which $10.1 million was included in other liabilities in the accompanying consolidated balance sheet.

Preferred Stock – Cumulative preferred stock is issuable in series. The Board of Directors is authorized to designate the number of shares and fix the terms. There are 50.0 million shares of no par value cumulative non-voting preferred stock and 50.0 million shares of $25 par value voting cumulative preferred stock authorized. Two series of no par value preferred stock, Series C and Series D, were outstanding at December 31, 2004 and 2003. There were no shares of $25 par value preferred stock outstanding at December 31, 2004 and 2003. The Series C non-redeemable preferred shares are convertible at any time into 5.963 shares of ALLTEL common stock. The Series D redeemable preferred shares are convertible at any time prior to redemption into 5.486 shares of ALLTEL common stock. The Series D shares may be redeemed at the option of the Company or the holder at the $28 per share stated value. There were 32,190 shares and 35,558 shares of Series D stock outstanding at December 31, 2004 and 2003, respectively. The outstanding Series D stock of $0.9 million and $1.0 million at December 31, 2004 and 2003, respectively, is included in other liabilities in the accompanying consolidated balance sheets. During 2004, $94,000 of Series D stock was converted into ALLTEL common stock compared to $19,000 in 2003 and $243,000 in 2002.

Unrealized Holding Gain on Investments – Equity securities of certain publicly traded companies owned by ALLTEL have been classified as available-for-sale and are reported at fair value, with cumulative unrealized net gains reported, net of tax, as a separate component of shareholders' equity. The unrealized gains, including the related tax impact, are non-cash items, and accordingly, have been excluded from the accompanying consolidated statements of cash flows.

Foreign Currency Translation Adjustment – For the Company's foreign operations, assets and liabilities are translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. The resulting translation gains or losses are recorded as a separate component of shareholders' equity.

Revenue Recognition – Communications revenues are primarily derived from usage of the Company's networks and facilities. Wireless access and wireline local access revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long-distance and custom calling feature revenues are recognized monthly as services are provided. Sales of communications products including wireless handsets and accessories represent a separate earnings process and are recognized when products are delivered to and accepted by customers. Effective January 1, 2003, the Company adopted Emerging Issues Task Force (''EITF'') Issue No. 00-21, ''Accounting for Revenue Arrangements with Multiple Deliverables'', for all new arrangements entered into on or after that date. Prior to the adoption of EITF 00-21, for transactions involving both the activation of service and the sale of equipment, the Company recognized revenues as follows: Fees assessed to communications customers to activate service were deferred and recognized over the expected life of the customer relationship, which was generally three years. Direct incremental customer acquisition costs incurred in the activation of service were deferred up to the amount of the related revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:
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

ALLTEL Publishing recognizes directory publishing and advertising revenues and related directory costs when the directories are published and delivered. For directory contracts with a secondary delivery obligation, ALLTEL Publishing defers a portion of its revenues and related directory costs until secondary delivery occurs. The royalties paid by ALLTEL Publishing to the Company's regulated wireline subsidiaries (excluding the acquired operations in Kentucky and Nebraska) are recognized as revenue over the life of the corresponding contract, which is generally twelve months.

Telecommunications information services revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (''SOP'') 97-2 ''Software Revenue Recognition'' and SOP 98-9 ''Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions''. Data processing revenues are recognized as services are performed. When the arrangement with the customer includes significant production, modification or customization of the software, the Company uses contract accounting, as required by SOP 97-2. For those arrangements accounted for under SOP 81-1 ''Accounting for Performance of Construction-Type and Certain Production-Type Contracts'', the Company uses the percentage-of-completion method. Under this method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total costs to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is then recognized.

For all other operations, revenue is recognized when products are delivered to and accepted by customers or when services are rendered to customers in accordance with contractual terms. Included in accounts receivable are unbilled receivables of $153.5 million and $169.4 million at December 31, 2004 and 2003, respectively.

Stock-Based Compensation – The Company's stock-based compensation plans are more fully discussed in Note 7. ALLTEL accounts for these plans under the recognition and measurement principles of Accounting Principles Board (''APB'') Opinion No. 25, ''Accounting for Stock Issued to Employees'' and related interpretations. For fixed stock options granted under these plans, the exercise price of the option equals the market value of ALLTEL's common stock on the date of grant. Accordingly, ALLTEL does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in 2004, 2003 or 2002. In 2004, the Company granted shares of restricted stock to certain senior management employees. Compensation expense related to these restricted shares amounted to $2.8 million in 2004. Unrecognized compensation expense for the restricted shares amounted to $5.7 million and was included in additional paid-in capital in the accompanying consolidated balance sheet and consolidated statement of shareholders' equity as of December 31, 2004. The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, ''Accounting for Stock-Based Compensation'', to its stock-based employee compensation plans for the years ended December 31:

(Millions, except per share amounts)		2004	2003	2002

Net income as reported		$1,046.2	$1,330.1	$924.3
Add stock-based compensation expense included in net income, net of related tax effects		1.8	–	–
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(26.3)	(24.6)	(31.1)

Pro forma net income		$1,021.7	$1,305.5	$893.2

Basic earnings per share:	As reported	$3.40	$4.27	$2.97
	Pro forma	$3.32	$4.19	$2.87

Diluted earnings per share:	As reported	$3.39	$4.25	$2.96
	Pro forma	$3.31	$4.17	$2.86

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:
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

Earnings Per Share – Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding preferred stock. The dilutive effects of stock options and preferred stock were determined using the treasury stock method. Options to purchase approximately 9.7 million, 12.2 million and 13.8 million shares of common stock at December 31, 2004, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because the effect of including them was anti-dilutive. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2004	2003	2002

Basic earnings per share:
Income from continuing operations	$1,026.7	$953.5	$850.1
Income from discontinued operations	19.5	361.0	74.2
Cumulative effect of accounting change	–	15.6	–
Less preferred dividends	(0.1)	(0.1)	(0.1)

Net income applicable to common shares	$1,046.1	$1,330.0	$924.2

Weighted average common shares outstanding for the year	307.3	311.8	311.0

Basic earnings per share:
Income from continuing operations	$3.34	$3.06	$2.73
Income from discontinued operations	.06	1.16	.24
Cumulative effect of accounting change	–	.05	–

Net income	$3.40	$4.27	$2.97

Diluted earnings per share:
Net income applicable to common shares	$1,046.1	$1,330.0	$924.2
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1

Net income applicable to common shares assuming conversion of preferred stock	$1,046.2	$1,330.1	$924.3

Weighted average common shares outstanding for the year	307.3	311.8	311.0
Increase in shares, which would result from the assumed:
Exercise of stock options	0.8	0.7	1.0
Conversion of convertible preferred stock	0.3	0.3	0.3

Weighted average common shares, assuming conversion of the above securities	308.4	312.8	312.3

Diluted earnings per share:
Income from continuing operations	$3.33	$3.05	$2.72
Income from discontinued operations	.06	1.15	.24
Cumulative effect of accounting change	–	.05	–

Net income	$3.39	$4.25	$2.96

As more fully discussed in Note 5, the Company issued equity units in 2002, which obligates the holder to purchase ALLTEL common stock on May 17, 2005. Prior to the issuance of shares of ALLTEL common stock upon settlement of the purchase contracts, the equity units will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by ALLTEL in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Continued:
except during periods when the average market price of a share of ALLTEL common stock is above the threshold appreciation price of $60.39. Because the average market price of ALLTEL's common stock during the years ended December 31, 2004 and 2003 was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units were excluded from the diluted earnings per share calculation in 2004, 2003 and 2002.

Recently Issued Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 123(R), ''Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. ALLTEL is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

2. Accounting Changes:
Change in Accounting Estimate – The Company is routinely audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, ALLTEL maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company's best estimate of possible assessments by the Internal Revenue Service (''IRS'') or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During the third quarter of 2004, the IRS completed its fieldwork related to the audits of the Company's consolidated federal income tax returns for the fiscal years 1997 through 2001. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, ALLTEL reassessed its income tax contingency reserves to reflect the IRS findings. Based upon this reassessment, ALLTEL recorded a $129.3 million reduction in these reserves in the third quarter of 2004. The reserve adjustments primarily related to acquisition-related issues and included interest charges on potential assessments. The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million (see Note 4) and a reduction in income tax expense associated with continuing operations of $19.7 million. In addition, $15.1 million of the adjustments to the tax contingency reserves related to the financial services division of ALLTEL's information services subsidiary, ALLTEL Information Services, Inc., that was sold to Fidelity National Financial Inc. (''Fidelity National'') on April 1, 2003. (See Note 12.) Pursuant to the terms of the sale agreement, ALLTEL retained, as of the date of sale, all income tax liabilities related to the sold operations and agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division for periods prior to the date of sale. The adjustment of the tax contingency reserves related to the disposed financial services division has been reported as ''discontinued operations''.

Change in Accounting Principle – Except for certain wireline subsidiaries as further discussed below, ALLTEL adopted SFAS No. 143, ''Accounting for Asset Retirement Obligations'', effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement. ALLTEL has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, ALLTEL has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property. Certain of the Company's cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term. Similarly, certain of the Company's lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term. Accordingly, ALLTEL is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143. The application of SFAS No. 143 to the Company's cell site and switch site leases and leased office and retail locations did not have a material impact on ALLTEL's consolidated results of operations, financial position, or cash flows as of and for the year ended December 31, 2003.

In accordance with federal and state regulations, depreciation expense for ALLTEL's wireline operations has historically included an additional provision for cost of removal. The additional cost of removal provision does not meet the recognition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting Changes, Continued:
and measurement principles of an asset retirement obligation under SFAS No. 143. In December 2002, the Federal Communications Commission (''FCC'') notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, ALLTEL continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71. The regulatory liability for cost of removal included in accumulated depreciation amounted to $171.7 million and $160.6 million at December 31, 2004 and 2003, respectively. For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. The effect of these changes in 2003 was to decrease depreciation expense by $6.4 million and increase income before cumulative effect of accounting change by $4.0 million. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the year ended December 31, 2003.

3. Acquisitions:
On December 1, 2004, ALLTEL completed the purchase of certain wireless assets from United States Cellular Corporation (''U.S. Cellular'') and TDS Telecommunications Corporation (''TDS Telecom'') for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 potential customers (''POPs'') in Florida and Ohio. In addition, the Company also added partnership interests in seven ALLTEL-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, ALLTEL owned an approximate 42 percent interest in the Georgia market, which has a potential service area covering approximately 229,000 POPs, and ALLTEL owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana from SJI, a privately held company. During the fourth quarter of 2004, ALLTEL also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company's ownership interest in a wireless partnership serving the St. Louis, Missouri market.

The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the dates of acquisition. During the fourth quarter of 2004, ALLTEL completed the purchase price allocation for each of these acquisitions based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $145.2 million was assigned to customer list, cellular licenses and goodwill. The customer lists recorded in connection with these transactions are being amortized on a straight-line basis over their estimated useful lives of four years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. The majority of the goodwill recorded in connection with the 2004 acquisitions was deductible for income tax purposes. The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2004:

	Acquired from
	U.S.	TDS	SJI and	Combined
(Millions)	Cellular	Telecom	Other	Totals

Assets acquired:
Current assets	$2.0	$9.7	$2.2	$13.9
Property, plant and equipment	5.2	23.7	3.4	32.3
Goodwill	55.8	33.4	26.8	116.0
Cellular licenses	3.8	6.3	3.9	14.0
PCS licenses	–	–	0.6	0.6
Customer list	4.1	6.9	4.2	15.2
Other assets	0.7	0.3	–	1.0
Less investments in unconsolidated partnerships	–	(14.9)	(2.8)	(17.7)

Total assets acquired	71.6	65.4	38.3	175.3

Liabilities assumed:
Current liabilities	(1.8)	(2.4)	(1.4)	(5.6)
Other liabilities	(1.6)	–	(4.6)	(6.2)

Total liabilities assumed	(3.4)	(2.4)	(6.0)	(11.8)

Minority interest liability acquired	16.8	0.2	4.6	21.6

Net cash paid	$85.0	$63.2	$36.9	$185.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions, Continued:
On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 POPs in an Arizona Rural Service Area (''RSA''). During the third quarter of 2003, the Company also purchased for $5.7 million in cash additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest. The Company completed the purchase price allocation for these acquisitions based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $25.4 million was assigned to cellular licenses and goodwill.

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

On February 28, 2003, ALLTEL purchased for $72.0 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates (''Cellular XL''), a privately held company. Of the total purchase price, ALLTEL paid $64.6 million to Cellular XL at the date of purchase with the remaining cash payment, subject to adjustments as specified in the purchase agreement, payable with interest, 12 months after the closing date. The remaining cash payment, as adjusted, of $7.5 million was paid on February 29, 2004. ALLTEL completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $67.0 million was assigned to customer list, cellular licenses and goodwill. On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs. Prior to this acquisition, ALLTEL owned approximately 49 percent of the Michigan properties. The Company completed the purchase price allocation of this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $46.8 million was assigned to customer list, cellular licenses and goodwill.

The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the dates of acquisition. The customer lists recorded in connection with these transactions are being amortized on a straight-line basis over their estimated useful lives of six years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. Substantially all of the goodwill recorded in connection with the 2003 acquisitions was deductible for income tax purposes. The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2003:

	Acquired from
		Michigan
	Cellular	Minority		Combined
(Millions)	XL	Partners	Other	Totals

Assets acquired:
Current assets	$0.4	$4.9	$4.2	$9.5
Property, plant and equipment	5.4	22.5	8.2	36.1
Goodwill	53.4	35.4	4.2	93.0
Cellular licenses	9.6	8.0	23.8	41.4
Customer list	4.0	3.4	0.4	7.8
Less investments in unconsolidated partnerships	–	(12.5)	(4.5)	(17.0)

Total assets acquired	72.8	61.7	36.3	170.8

Liabilities assumed:
Current liabilities	(8.2)	(1.7)	(1.9)	(11.8)

Total liabilities assumed	(8.2)	(1.7)	(1.9)	(11.8)

Minority interest liability acquired	–	–	1.6	1.6

Net cash paid	$64.6	$60.0	$36.0	$160.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions, Continued:
On August 1, 2002, ALLTEL purchased substantially all of the wireless assets owned by CenturyTel, Inc. (''CenturyTel'') for approximately $1.59 billion in cash. In this transaction, ALLTEL added properties representing approximately 8.3 million POPs, and acquired approximately 762,000 wireless customers, minority partnership interests in cellular operations representing approximately 1.8 million proportionate POPs and PCS licenses covering 1.3 million POPs in Wisconsin and Iowa. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. During the third quarter of 2002, the Company completed the purchase price allocation of this acquisition based upon the appraised fair values of the property, plant and equipment and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.38 billion was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of six years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. Of the total amount assigned to goodwill, approximately $481.0 million is expected to be deductible for income tax purposes.

On August 1, 2002, ALLTEL also completed the purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications, Inc. (''Verizon'') for approximately $1.93 billion in cash. Upon signing of the purchase agreement in October 2001, ALLTEL paid Verizon a deposit equal to 10 percent of the total purchase price, or $190.7 million, with the balance of the cash payment (net of accrued interest on the deposit) due at the time the transaction was completed. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireline properties from the date of acquisition. During the fourth quarter of 2002, the Company completed the purchase price allocation of this acquisition based upon the appraised fair values of the property, plant and equipment and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.34 billion was assigned to customer list, franchise rights and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of ten years. The franchise rights are classified as indefinite-lived intangible assets and are not subject to amortization. Of the total amount assigned to goodwill, approximately $1.0 billion is expected to be deductible for income tax purposes.

During 2002, ALLTEL also purchased a wireline property in Georgia and acquired additional ownership interests in wireless properties in Arkansas, Louisiana and Texas. In connection with these acquisitions, the Company paid $35.0 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $31.0 million to goodwill. In connection with the CenturyTel and Verizon acquisitions discussed above, the Company recorded integration expenses and other charges in 2002. (See Note 9.)

The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2002:

	Acquired from
	Century			Combined
(Millions)	Tel	Verizon	Other	Totals

Assets acquired:
Current assets	$57.2	$38.0	$1.2	$96.4
Investments	77.9	–	–	77.9
Property, plant and equipment	192.9	608.6	10.7	812.2
Goodwill	1,075.5	1,003.1	31.0	2,109.6
Cellular licenses	214.0	–	–	214.0
PCS licenses	1.6	–	–	1.6
Franchise rights	–	265.0	–	265.0
Customer list	89.0	67.6	–	156.6
Other assets	0.4	–	2.9	3.3

Total assets acquired	1,708.5	1,982.3	45.8	3,736.6

Liabilities assumed:
Current liabilities	(55.6)	(44.6)	(1.7)	(101.9)
Long-term debt	–	–	(9.1)	(9.1)
Other liabilities	(57.6)	(9.0)	–	(66.6)

Total liabilities assumed	(113.2)	(53.6)	(10.8)	(177.6)

Net cash paid	$1,595.3	$1,928.7	$35.0	$3,559.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions, Continued:
The purchase prices paid for each of the transactions discussed above were based on estimates of future cash flows of the properties acquired. ALLTEL paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following: the 2004 acquisitions expanded the Company's wireless operations into new markets in Florida, Louisiana and Ohio and added a combined 92,000 new wireless customers to ALLTEL's communications customer base. The 2003 acquisitions expanded the Company's wireless footprint into new markets across Arizona, Michigan, Mississippi and Wisconsin and added a combined 147,000 new wireless customers to ALLTEL's communications customer base. The 2002 purchase of wireless properties from CenturyTel expanded the Company's wireless footprint into new markets across Arkansas, Louisiana, Michigan, Mississippi, Texas and Wisconsin. Similarly, the wireline properties acquired from Verizon overlap ALLTEL's existing wireless service in northeastern Kentucky. The scale and scope of ALLTEL's entire communications business was enhanced by the CenturyTel and Verizon acquisitions through the combined addition of 1,351,000 geographically clustered communications customers. As a result, fixed operating costs can be spread over a larger base with very little incremental overhead added. Additionally, in the wireless properties acquired in 2004, 2003 and 2002, ALLTEL should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company's higher revenue national rate plans. Finally, the wireline operations in Kentucky generated a lower operating margin than ALLTEL's wireline business primarily due to cost structure differences. ALLTEL believes, over time, that the Company can improve the margins in the acquired Kentucky operations to be more in line with the margins in its existing wireline operations.

Unaudited pro forma financial information related to the Company's 2004 and 2003 acquisitions has not been presented because these acquisitions, individually or in the aggregate were not material to the Company's consolidated results of operations for the years ended December 31, 2004 and 2003.

The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2002 assumes that the acquisition of wireless properties from CenturyTel and the acquisition of wireline properties from Verizon were completed as of January 1, 2002:

(Millions, except per share amounts)	2002

Revenues and sales	$7,602.7
Income from continuing operations	$923.5
Earnings per share from continuing operations:
Basic	$2.97
Diluted	$2.96

Income before cumulative effect of accounting change	$997.7
Earnings per share before cumulative effect of accounting change:
Basic	$3.21
Diluted	$3.19

Net income	$997.7
Earnings per share:
Basic	$3.21
Diluted	$3.19

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets: The changes in the carrying amount of goodwill by business segment were as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total

Balance at December 31, 2002	$3,519.7	$1,247.7	$2.3	$4,769.7
Acquired during the period	93.0	–	–	93.0
Other adjustments	(8.4)	(0.1)	–	(8.5)

Balance at December 31, 2003	3,604.3	1,247.6	2.3	4,854.2
Acquired during the period	116.0	–	–	116.0
Other – reversal of income tax contingency reserves	(94.5)	–	–	(94.5)

Balance at December 31, 2004	$3,625.8	$1,247.6	$2.3	$4,875.7

The carrying value of indefinite-lived intangible assets other than goodwill were as follows at December 31:

(Millions)	2004	2003

Cellular licenses	$775.6	$761.6
PCS licenses	79.1	78.5
Franchise rights – wireline	265.0	265.0

	$1,119.7	$1,105.1

Intangible assets subject to amortization were as follows at December 31:

	2004
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$397.6	$(218.8)	$178.8
Franchise rights	22.5	(14.9)	7.6

	$420.1	$(233.7)	$186.4

	2003
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$382.4	$(159.6)	$222.8
Franchise rights	22.5	(13.4)	9.1

	$404.9	$(173.0)	$231.9

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, which are 4 to 10 years for customer lists and 15 years for franchise rights. Amortization expense for intangible assets subject to amortization was $60.7 million in 2004, $60.3 million in 2003 and $45.4 million in 2002. Amortization expense for intangible assets subject to amortization is estimated to be $63.4 million in 2005, $44.8 million in 2006, $28.1 million in 2007, $21.5 million in 2008 and $8.5 million in 2009. See Note 3 for a discussion of the acquisitions completed during 2004 and 2003 that resulted in the recognition of goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt: Long-term debt was as follows at December 31:

(Millions)	2004	2003

Issued by ALLTEL Corporation:
Equity unit notes, 6.25%, due 2007(a)	$1,385.0	$1,385.0
Debentures and notes, without collateral:
7.25%, due 2004	–	250.0
6.75%, due 2005	200.0	200.0
7.00%, due 2012	800.0	800.0
6.50%, due 2013	200.0	200.0
7.00%, due 2016	300.0	300.0
6.80%, due 2029	300.0	300.0
7.875%, due 2032	700.0	700.0
Collateralized notes, 10.00%, due 2005 and 2010	0.4	0.4
Industrial revenue bonds, 2.83% and 3.00%, due 2008	2.6	3.3
Issued by subsidiaries of ALLTEL Corporation:
Debentures and notes, without collateral:
ALLTEL Communications Inc. – 9.00%, due 2006	174.3	166.7
ALLTEL Communications Inc. – 7.50%, due 2006(b)	450.0	450.0
ALLTEL Communications Inc. – 6.65%, due 2008(b)	100.0	100.0
ALLTEL Communications Inc. – 7.60%, due 2009(b)	200.0	200.0
ALLTEL Ohio Limited Partnership – 8.00%, due 2010(b)	425.0	425.0
ALLTEL Georgia Communications Corp. – 6.50%, due 2004 to 2013	90.0	100.0
ALLTEL Communications Holdings of the Midwest, Inc. – 6.75%, due 2028	100.0	100.0
Other subsidiaries – 7.00% to 9.55%, due 2009 to 2018	94.0	106.1
First mortgage bonds – 6.00%, due 2005	2.1	6.5
Market value of interest rate swaps	67.1	79.7
Discount on long-term debt	(13.1)	(14.3)

	5,577.4	5,858.4
Less current maturities	(225.0)	(277.2)

Total long-term debt	$5,352.4	$5,581.2

Weighted rate	7.1%	7.1%
Weighted maturity	9 years	10 years

Notes: (a)	Interest rate will be reset on or after February 17, 2005.
(b)	Repayment of subsidiary's debt obligation guaranteed by ALLTEL Corporation.

Commercial Paper – The Company has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Commercial paper borrowings consist of discounted notes that are exempt from registration under the Securities Act of 1933. Commercial paper borrowings are classified as long-term debt, because borrowings under this program are intended to be maintained on a long-term basis and are supported by the revolving credit agreement.

Revolving Credit Agreement – The Company has a five-year $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. Commercial paper borrowings are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. At December 31, 2004, the amount available for borrowing under the revolving credit agreement was $1.5 billion. The revolving credit agreement contains various covenants and restrictions including a requirement that, at the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of December 31, 2004, the Company's long-term debt to capitalization ratio was 43.7 percent. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $6,142.2 million at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt, Continued:
Equity Units – During 2002, the Company issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consists of a corporate unit, with a $50 stated amount, comprised of a purchase contract and $50 principal amount of senior notes. The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a treasury portfolio of zero-coupon U.S. Government treasury securities by substituting the treasury securities for the senior notes. The holder of an equity unit owns the underlying senior notes or treasury portfolio but has pledged the senior notes or treasury portfolio to ALLTEL to secure the holder's obligations under the purchase contract. The purchase contract obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005, for $50, a variable number of newly issued common shares of ALLTEL. The number of ALLTEL shares issued will be determined at the time the purchase contracts are settled based upon the then current price of ALLTEL's common stock. If the price of ALLTEL's common stock is equal to or less than $49.50, then ALLTEL will deliver 1.0101 shares to the holder of the equity unit. If the price of ALLTEL's common stock is greater than $49.50 but less than $60.39, then ALLTEL will deliver a fraction of shares equal to $50 divided by the then current price of ALLTEL's common stock. Finally, if the price of ALLTEL's common stock is equal to or greater than $60.39, then ALLTEL will deliver 0.8280 shares to the holder. Accordingly, upon settlement of the purchase contracts on May 17, 2005, ALLTEL will receive proceeds of approximately $1.4 billion and will deliver between 22.9 million and 28.0 million common shares in the aggregate. The proceeds will be credited to shareholders' equity and allocated between the common stock and additional paid-in-capital accounts. ALLTEL will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.50 percent of the stated amount per year until the purchase contract is settled, although the Company has the right to defer these payments until no later than May 17, 2005.

Each corporate unit also included $50 principal amount of senior notes that will mature on May 17, 2007. The notes are pledged by the holders to secure their obligations under the purchase contracts. ALLTEL will make quarterly interest payments to the holders of the notes initially at an annual rate of 6.25 percent. On or after February 17, 2005, the notes will be remarketed. At that time, ALLTEL's remarketing agent will be entitled to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. In the event of a successful initial remarketing, the interest rate on the senior notes will be reset on February 14, 2005. If the intial remarketing of the senior notes fails, a final remarketing will be attempted on May 12, 2005. In the event of an unsuccessful final remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes. The total distributions payable on the equity units are at an annual rate of 7.75 percent, consisting of interest (6.25 percent) and contract adjustment payments (1.50 percent). The corporate units are listed on the New York Stock Exchange under the symbol ''AYZ''.

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

Interest expense was as follows for the years ended December 31:

(Millions)	2004	2003	2002

Interest expense related to long-term debt	$408.5	$434.4	$397.5
Other interest	0.9	1.7	1.8
Effects of interest rate swaps	(40.2)	(42.3)	(28.3)
Less capitalized interest	(16.7)	(15.2)	(15.9)

	$352.5	$378.6	$355.1

Maturities and sinking fund requirements for the four years after 2005 for long-term debt outstanding as of December 31, 2004, were $647.1 million, $1,407.8 million, $124.2 million and $223.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Financial Instruments and Investments:
The carrying amount of cash and short-term investments approximates fair value due to the short term nature of the instruments. The fair values of the Company's investments, long-term debt, redeemable preferred stock and interest rate swaps were as follows at December 31:

(Millions)	2004		2003
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Investments	$804.9	$804.9	$722.7	$722.7
Long-term debt, including current maturities	$6,111.7	$5,577.4	$6,650.9	$5,858.4
Redeemable preferred stock	$10.4	$0.9	$9.1	$1.0
Interest rate swaps	$67.1	$67.1	$79.7	$79.7

The fair value of investments was based on quoted market prices and the carrying value of investments for which there were no quoted market prices. The fair value of long-term debt, including current maturities, was estimated based on the overall weighted rates and maturities of the Company's long-term debt compared to rates and terms currently available in the long-term financing markets. The fair value of the redeemable preferred stock was estimated based on the conversion of the Series D convertible redeemable preferred stock to common stock of the Company. Fair values of the interest rate swaps were based on quoted market prices. There was no impact to earnings due to hedge ineffectiveness for the interest rate swaps designated as fair value hedges. The fair value of all other financial instruments was estimated by management to approximate carrying value.

7.	Stock-Based Compensation Plans:
Under the Company's stock-based compensation plans, ALLTEL may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The maximum number of shares of the Company's common stock that may be issued to officers and other management employees under all stock option plans in effect at December 31, 2004 was 31.7 million shares. Fixed options granted under the stock option plans generally become exercisable over a period of one to five years after the date of grant. Certain fixed options granted in 2000 become exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant. Certain fixed options granted in 1997 become exercisable in equal increments over a six-year period beginning three years after the date of grant. During 2004, the Company granted 170,996 shares of restricted stock to certain senior management employees. The restricted shares vest in equal increments over a three-year period from the date of grant.

Under the Company's stock option plan for non-employee directors (the ''Directors' Plan''), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock. Under the Directors' Plan, directors receive a one-time option grant to purchase 10,000 shares of common stock when they join the Board. Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 6,500 shares). Options granted under the Directors' Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant.

For all plans, the exercise price of the option equals the market value of ALLTEL's common stock on the date of grant. For fixed stock options, the maximum term for each option granted is 10 years. The fair value of each stock option granted as identified below was calculated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2004	2003	2002
Expected life	4.9 years	4.9 years	5.0 years
Expected volatility	30.7%	32.4%	29.7%
Dividend yield	2.9%	2.9%	2.5%
Risk-free interest rate	3.2%	3.0%	4.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stock-Based Compensation Plans, Continued: Set forth below is certain information related to stock options outstanding under ALLTEL's stock-based compensation plans:

	(Thousands)			Weighted Average Price
	Shares			Per Share
	2004	2003	2002	2004	2003	2002
Outstanding at beginning of period	15,912.3	18,317.5	16,254.5	$55.32	$55.24	$54.45
Granted	1,351.3	2,097.2	3,146.3	50.78	48.87	54.72
Exercised	(690.3)	(1,462.8)	(610.6)	38.57	34.09	28.03
Forfeited	(651.0)	(3,039.6)	(472.7)	57.86	60.56	59.76
Expired	–	–	–	–	–	–

Outstanding at end of period	15,922.3	15,912.3	18,317.5	$55.56	$55.32	$55.24

Exercisable at end of period	10,075.3	8,267.1	7,180.7	$55.66	$53.04	$48.02
Non-vested at end of period	5,847.0	7,645.2	11,136.8
Weighted average fair value of stock options granted during the year	$13.52	$13.72	$14.19

The following is a summary of stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise Price	Shares	Contractual Life	Per Share	Shares	Per Share
$20.24 - $26.95	101.1	1.8 years	$26.23	101.1	$26.23
$29.47 - $37.75	2,050.1	2.5 years	33.46	2,048.0	33.45
$39.19 - $47.30	925.4	6.3 years	45.16	504.3	44.18
$50.22 - $58.46	5,640.1	3.8 years	52.78	1,716.5	53.83
$61.77 - $68.25	7,053.1	5.3 years	65.63	5,552.9	65.53
$70.75 - $73.13	152.5	4.6 years	72.31	152.5	72.31

	15,922.3	4.4 years	$55.56	10,075.3	$55.66

8.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees other than employees of ALLTEL's directory publishing subsidiary. The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid.

The components of pension expense, including provision for executive retirement agreements, and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2004	2003	2002	2004	2003	2002
Benefits earned during the year	$30.5	$26.6	$27.1	$0.5	$0.6	$0.6
Interest cost on benefit obligation	51.9	52.2	48.2	16.5	14.8	13.3
Amortization of transition (asset) obligation	–	(1.2)	(2.2)	0.9	0.8	0.8
Amortization of prior service (credit) cost	0.2	(0.1)	(3.7)	1.6	1.5	1.6
Recognized net actuarial loss	19.9	20.7	0.2	9.3	7.3	5.2
Effects of Medicare subsidy	–	–	–	(2.9)	–	–
Expected return on plan assets	(70.5)	(57.2)	(60.8)	–	–	–

Total net periodic benefit expense	$32.0	$41.0	$8.8	$25.9	$25.0	$21.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
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

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.40%	6.85%	7.25%	6.40%	6.85%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	3.50%	3.50%	4.50%	–	–	–

A summary of plan assets, projected benefit obligation and funded status of the plans were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$862.8	$692.9	$–	$–
Employer contributions	104.9	104.9	15.7	14.1
Participant contributions	–	–	5.7	4.4
Actual return on plan assets	90.1	136.8	–	–
Benefits paid	(56.6)	(71.8)	(21.4)	(18.5)

Fair value of plan assets at end of year	1,001.2	862.8	–	–

Projected benefit obligation at beginning of year	889.5	802.5	254.6	202.2
Benefits earned	30.5	26.6	0.5	0.6
Interest cost on projected benefit obligation	51.9	52.2	16.5	14.8
Participant contributions	–	–	5.7	4.4
Plan amendments	2.0	7.9	2.3	–
Effects of Medicare subsidy	–	–	(18.3)	–
Actuarial loss	85.6	72.1	2.2	51.1
Benefits paid	(56.6)	(71.8)	(21.4)	(18.5)

Projected benefit obligation at end of year	1,002.9	889.5	242.1	254.6

Plan assets less than projected benefit obligation	(1.7)	(26.7)	(242.1)	(254.6)
Unrecognized actuarial loss	226.9	181.7	92.2	114.8
Unrecognized prior service cost	10.2	7.5	15.4	14.7
Unrecognized net transition obligation	–	–	6.6	7.5

Net amount recognized	$235.4	$162.5	$(127.9)	$(117.6)

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$284.8	$210.6	$–	$–
Accrued benefit cost liability	(49.4)	(48.1)	(127.9)	(117.6)

Net amount recognized	$235.4	$162.5	$(127.9)	$(117.6)

Employer contributions and benefits paid in the above table included amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

The accumulated benefit obligation for all defined benefit pension plans was $916.2 million and $802.0 million at December 31, 2004 and 2003, respectively. For the supplemental retirement pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $61.3 million and $55.4 million at December 31, 2004, respectively, and $63.5 million and $57.0 million at December 31, 2003, respectively. There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.40%	6.00%	6.40%
Expected return on plan assets	8.50%	8.50%	–	–
Rate of compensation increase	3.50%	3.50%	–	–

In developing the expected long-term rate of return assumption, ALLTEL evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The Company also considered the pension plan's historical returns since 1975 of 11.1 percent. The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent.

The asset allocation at December 31, 2004 and 2003 and target allocation for 2005 for the Company's qualified defined benefit pension plan by asset category were as follows:

	Target	Percentage of Plan Assets
	Allocation	At December 31:
Asset Category	2005	2004	2003
Equity securities	62.5% – 77.5%	65.6%	66.1%
Fixed income securities	15.0% – 35.0%	23.3%	19.9%
Money market and other short-term interest bearing securities	0.0% – 7.5%	11.1%	14.0%

		100.0%	100.0%

Primarily due to cash contributions funded to the qualified pension plan by ALLTEL in late December of each year that had not yet been reinvested, the actual asset allocations at December 31, 2004 and 2003 differed from the plan's target allocation. During 2004, the qualified pension plan liquidated its investment in ALLTEL common stock. Equity securities at December 31, 2003 included ALLTEL common stock of $33.2 million, or 4 percent of total plan assets. The Company's investment strategy is to maintain a diversified asset portfolio expected to provide long-term asset growth. Investments are generally restricted to marketable securities, with investments in real estate, venture capital, leveraged or other high-risk derivatives not permitted. Equity securities include stocks of both large and small capitalization domestic and international companies. Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international companies. Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2004	2003
Healthcare cost trend rate assumed for next year	10.00%	11.00%
Rate that the cost trend rate ultimately declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2010	2010

For the year ended December 31, 2004, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.6 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $1.3 million. As of December 31, 2004, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $20.8 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $17.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued: Estimated future employer contributions and benefit payments were as follows as of December 31, 2004:

	Pension	Postretirement
(Millions)	Benefits	Benefits
Expected employer contributions for 2005	$5.2	$17.2

Expected benefit payments:
2005	$49.9	$17.2
2006	49.0	15.8
2007	50.3	16.7
2008	52.1	17.6
2009	54.4	18.2
2010 – 2014	324.7	93.0

The expected employer contribution for pension benefits consists solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans. ALLTEL does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2005. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company's qualified pension plan. Expected benefit payments include amounts to be paid from the plans or directly from Company assets, and exclude amounts that will be funded by participant contributions to the plans.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the ''Act'') beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, ''Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003'' (''FSP No. 106-2''). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense. As of December 31, 2004, the Department of Health and Human Services had yet to issue final regulations on the determination of actuarial equivalence and the federal subsidy. Based on its current understanding of the Act, ALLTEL determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, ALLTEL prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an $18.3 million reduction in the Company's accumulated postretirement benefit obligation and a $2.9 million reduction in the Company's 2004 postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. ALLTEL is currently evaluating the effects, if any, that these final rules may have on its future benefit costs and accumulated postretirement benefit obligation.

ALLTEL has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees. The amount of profit-sharing contributions to the plan is determined annually by ALLTEL's Board of Directors. Profit-sharing expense amounted to $21.3 million in 2004, $21.9 million in 2003 and $32.3 million in 2002. The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code, which cover substantially all full-time employees, except bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans. ALLTEL also makes annual contributions to the plans. Expense recorded by ALLTEL related to these plans amounted to $7.1 million in 2004, $7.3 million in 2003 and $10.9 million in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Restructuring and Other Charges: A summary of the restructuring and other charges recorded in 2004 was as follows:

			Communications
			Support	Corporate
(Millions)	Wireless	Wireline	Services	Operations	Total

Severance and employee benefit costs	$8.6	$11.2	$0.5	$2.1	$22.4
Relocation costs	2.7	1.2	0.1	0.1	4.1
Lease and contract termination costs	0.5	(1.9)	–	(0.1)	(1.5)
Write-down in carrying value of certain facilities	0.7	–	–	24.1	24.8
Other exit costs	0.4	0.7	–	–	1.1

Total restructuring and other charges	$12.9	$11.2	$0.6	$26.2	$50.9

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (''CLEC'') operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company's sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of December 31, 2004, the Company had paid $22.5 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.

During the first quarter of 2004, ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company's financial services division to Fidelity National Financial Inc. (''Fidelity National''), as further discussed in Note 12 to the consolidated financial statements.

A summary of the restructuring and other charges recorded in 2003 was as follows:

			Communications
			Support	Corporate
(Millions)	Wireless	Wireline	Services	Operations	Total

Severance and employee benefit costs	$1.3	$7.0	$–	$(2.0)	$6.3
Lease and contract termination costs	–	–	(0.5)	–	(0.5)
Write-down of software development costs	7.6	1.8	3.8	–	13.2

Total restructuring and other charges	$8.9	$8.8	$3.3	$(2.0)	$19.0

During the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations. As of December 31, 2004, the Company had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed. The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations. During the second quarter of 2003, ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Restructuring and Other Charges, Continued: A summary of the restructuring and other charges recorded in 2002 was as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total

Severance and employee benefit costs	$6.4	$6.6	$1.8	$14.8
Lease and contract termination costs	5.2	3.8	3.6	12.6
Computer system conversion and other integration costs	4.0	17.0	–	21.0
Write-down of cell site equipment	7.1	–	–	7.1
Write-down of software development costs	0.3	4.1	–	4.4
Branding and signage costs	4.1	3.7	–	7.8
Equipment removal and other disposal costs	–	2.2	–	2.2

Total restructuring and other charges	$27.1	$37.4	$5.4	$69.9

During the evaluation of its existing CLEC operations, ALLTEL determined that a business model that relied heavily on interconnection with other carriers had limited potential for profitably acquiring market share. Accordingly, in January 2002, the Company announced its plans to exit its CLEC operations in seven states representing less than 20 percent of its CLEC access lines. In the course of exiting these markets, ALLTEL honored all existing customer contracts, licenses and other obligations and worked to minimize the inconvenience to affected customers by migrating these customers to other service providers. During 2002, the Company also consolidated its call center, retail store and product distribution operations. In connection with these activities, the Company recorded restructuring charges totaling $27.4 million consisting of $14.8 million in severance and employee benefit costs related to planned workforce reductions and $12.6 million of costs associated with terminating certain CLEC transport agreements and lease termination fees incurred with the closing of certain retail, call center and product distribution locations. In exiting the CLEC operations, the Company also incurred costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. ALLTEL also wrote off certain capitalized software development costs that had no alternative future use or functionality. The restructuring plans were completed in 2002 and resulted in the elimination of 1,040 employees primarily in the Company's sales, customer service and network operations support functions and ALLTEL's product distribution operations. As of December 31, 2004, the Company had paid $14.3 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The $12.6 million in lease and contract termination costs recorded in 2002 consisted of $6.2 million, representing the estimated minimum contractual commitments over the next one to five years for 38 operating locations that the Company abandoned, net of anticipated sublease income. The lease and contract termination costs also included $1.6 million of costs to terminate transport agreements with six interexchange carriers. The Company also recorded an additional $3.8 million to reflect the revised estimated costs, net of anticipated sublease income, to terminate leases associated with four operating locations. ALLTEL had previously recorded $6.3 million in lease termination costs related to these four locations in 1999. The additional charge reflected a reduction in expected sublease income primarily due to softening demand in the commercial real estate market and the bankruptcy filings by two sublessees. The lease termination costs also included $1.0 million of unamortized leasehold improvements related to the abandoned locations.

In connection with the purchase of wireline properties in Kentucky from Verizon and wireless properties from CenturyTel, the Company incurred branding and signage costs of $7.8 million. In connection with these acquisitions, the Company also incurred $21.0 million of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, and other computer programming costs incurred in connection with expanding ALLTEL's customer service and operations support functions to handle increased customer volumes resulting from the acquisitions and to convert Verizon's customer billing and operations support systems to ALLTEL's internal systems.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Restructuring and Other Charges, Continued: The following is a summary of activity related to the liabilities associated with the Company's restructuring and other charges at December 31:

(Millions)	2004	2003

Balance, beginning of year	$3.8	$13.1
Restructuring and other charges	54.1	21.7
Reversal of accrued liabilities	(3.2)	(2.7)
Non-cash write-down of assets	(25.6)	(15.2)
Cash outlays	(28.4)	(13.1)

Balance, end of year	$0.7	$3.8

As of December 31, 2004, the remaining unpaid liability related to the Company's restructuring activities consisted of severance and employee-related expenses of $0.2 million, relocation expenses of $0.2 million and lease and contract termination costs of $0.3 million and is included in other current liabilities in the accompanying consolidated balance sheets. The restructuring and other charges decreased net income $31.1 million, $11.5 million and $42.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10.	Gain on Disposal of Assets, Write-Down of Investments and Other:
In December 2003, the Company sold to Convergys Information Management Group, Inc. (''Convergys'') certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with the Company's telecommunications information services operations. In connection with this sale, the Company recorded a pretax gain of $31.0 million. In the second quarter of 2003, ALLTEL recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships. In addition, during the second quarter of 2003, the Company retired, prior to stated maturity dates, $249.1 million of long-term debt, representing all of the long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. In connection with the early retirement of the debt, the Company incurred pretax termination fees of $7.1 million. These transactions increased net income $10.7 million.

In 2002, the Company recorded a pretax gain of $22.1 million from the sale of a wireless property in Pennsylvania to Verizon Wireless. The Company also recorded pretax write-downs totaling $15.1 million related to its investment in Hughes Tele.com Limited (''HTCL''). The initial write-down of $12.5 million was recorded in connection with HTCL's agreement to merge with a major Indian telecommunications company and an other-than-temporary decline in the fair value of HTCL's common stock. In December 2002, ALLTEL exchanged its shares of HTCL for non-voting, mandatory redeemable convertible preferred shares of Tata Teleservices Limited (''Tata''), a privately held Indian company. Subsequently, ALLTEL decided to liquidate this investment by selling the Tata preferred shares. The additional $2.6 million write-down of the Tata investment reflected the difference between the carrying amount of the Tata preferred shares and the estimated sales proceeds to be realized by ALLTEL upon completion of the sale, which occurred in February 2003. During 2002, the Company recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership with BellSouth Mobility, Inc. (''BellSouth'') initially recorded in 2001. The adjustment reflected a true up for cash distributions payable to BellSouth in conjunction with the dissolution of the partnership. In 2002, the Company also recorded a pretax write-down of $1.2 million related to an other-than-temporary decline in ALLTEL's investment in Airspan Networks, Inc., a provider of wireless telecommunications equipment. The effect of these transactions increased net income $0.6 million in 2002.

11.	Income Taxes: Income tax expense was as follows for the years ended December 31:

(Millions)	2004	2003	2002

Current:
Federal	$257.5	$251.2	$169.4
State and other	40.2	37.1	(2.4)

	297.7	288.3	167.0

Deferred:
Federal	230.6	244.3	288.5
State and other	37.0	48.0	54.7

	267.6	292.3	343.2

	$565.3	$580.6	$510.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes, Continued:
Deferred income tax expense for all three years primarily resulted from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the financial statements. Deferred income tax expense for 2004, 2003 and 2002 also included the effects of no longer amortizing indefinite-lived intangible assets for financial statement purposes in accordance with SFAS No. 142, as previously discussed. These intangible assets continue to be amortized for income tax purposes.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2004	2003	2002
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	3.1	3.6	2.6
Reversal of income tax contingency reserves due to IRS audits	(1.2)	–	–
Allowance of prior year loss on disposal of a subsidiary	(1.1)	–	–
Other items, net	(0.3)	(0.8)	(0.1)
Effective income tax rates	35.5%	37.8%	37.5%

As more fully discussed in Note 2 to the consolidated financial statements, during the third quarter of 2004, the IRS completed its fieldwork related to the audits of ALLTEL's consolidated federal income tax returns for the fiscal years 1997 through 2001. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, ALLTEL reassessed its income tax contingency reserves to reflect the IRS findings and recorded a reduction in income tax expense associated with continuing operations of $19.7 million. During 2004, the Company also reached an agreement with the IRS allowing for the deduction of a previously realized loss associated with ALLTEL's 1997 disposition of a subsidiary. The Company remains subject to ongoing tax examinations and assessments in various jurisdictions. ALLTEL does not believe that the outcome of these examinations will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

The significant components of the net deferred income tax liability were as follows at December 31:

(Millions)	2004	2003

Property, plant and equipment	$958.3	$914.0
Goodwill and other intangibles	635.5	611.3
Capitalized software development costs	32.4	34.4
Pension and other employee benefits	82.7	59.6
Unrealized holding gain on investments	82.9	46.9
Partnership investments	(66.0)	(218.5)
Deferred compensation	(37.1)	(37.1)
Operating loss carryforwards	(22.2)	(18.7)
Other, net	32.4	12.3

	1,698.9	1,404.2
Valuation allowance	16.2	13.5

Deferred income taxes	$1,715.1	$1,417.7

At December 31, 2004 and 2003, total deferred tax assets were $202.7 million and $381.3 million, respectively, and total deferred tax liabilities were $1,917.8 million and $1,799.0 million, respectively. As of December 31, 2004 and 2003, the Company had available tax benefits associated with state operating loss carryforwards of $22.2 million and $18.7 million, respectively, which expire annually in varying amounts to 2023. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. The valuation allowance relates to certain state operating loss carryforwards, which may expire and not be utilized. The valuation allowance increased by $2.7 million in 2004 and was reflected in income tax from continuing operations.

12.	Discontinued Operations:
Pursuant to a definitive agreement dated January 28, 2003, on April 1, 2003, ALLTEL sold the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock. Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction. As a result of this transaction, ALLTEL recorded an after tax gain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Discontinued Operations, Continued:
of $323.9 million. The after-tax proceeds from the sale were used primarily to reduce borrowings outstanding under the Company's commercial paper program and to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. The Fidelity National common stock acquired in this transaction currently represents an approximate six percent interest in Fidelity National. The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations. In January 2003, ALLTEL also completed the termination of its business venture with Bradford & Bingley Group. The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of ALLTEL, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom. Unfortunately, the business climate in the United Kingdom limited the venture's ability to leverage the business across a broad base of customers. As a result of these transactions, the operations of the financial services division and ALLTEL Mortgage Solutions, Ltd. have been reflected as discontinued operations in the Company's consolidated financial statements for all periods presented.

The following table includes certain summary income statement information related to the financial services operations reflected as discontinued operations for the years ended December 31:

(Millions)	2004	2003	2002

Revenues and sales	$–	$210.3	$871.0
Operating expenses (a)	–	148.1	775.1

Operating income	–	62.2	95.9
Minority interest in consolidated partnerships	–	–	3.5
Other income (expense), net (b)	–	(0.1)	5.8
Gain on sale of discontinued operations (c)	–	555.1	–

Pretax income from discontinued operations	–	617.2	105.2
Income tax expense (benefit) (d)	(19.5)	256.2	31.0

Income from discontinued operations	$19.5	$361.0	$74.2

Notes:
(a)	Included in operating expenses for 2002 was a $42.3 million charge associated with discontinuing the Company's business venture with Bradford & Bingley Group. The charge primarily consisted of the write-off of capitalized software development costs that had no alternative use or functionality. The charge also included the write-off of unamortized leasehold improvements and other costs to unwind the business venture.

(b)	The Company had no outstanding indebtedness directly related to the financial services operations, and accordingly, no interest expense was allocated to discontinued operations.

(c)	Goodwill associated with the sold financial services division amounted to $25.8 million and was included in the computation of the gain on the sale of discontinued operations.

(d)	The income tax benefit recorded in the third quarter of 2004 included the reversal of $15.1 million of federal income tax contingency reserves attributable to the sold financial services division, as previously discussed in Note 2. In connection with the IRS audits of the Company's consolidated federal income tax returns for the fiscal years 1997 through 2001, the Company also recorded a foreign tax credit carryback benefit of $4.4 million.

The following table includes certain summary cash flow statement information related to the financial services operations reflected as discontinued operations for the years ended December 31:

(Millions)	2003		2002

Net cash provided by (used in) operating activities	$(231.5	)(a)	$203.9
Net cash provided by (used in) investing activities	763.4	(b)	(112.0)
Net cash used in financing activities	(0.1)		(0.6)

Net cash provided by discontinued operations	$531.8		$91.3

Notes:
(a)	Included $260.9 million in estimated tax payments related to sale of the financial services operations.

(b)	Included cash proceeds of $784.9 million received from the sale of the financial services division to Fidelity National. The cash proceeds included working capital adjustments of $9.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Other Comprehensive Income:
Other comprehensive income consists of unrealized holding gains (losses) on investments in equity securities and foreign currency translation adjustments. Other comprehensive income was as follows for the years ended December 31:

(Millions)	2004	2003	2002

Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	$116.9	$120.5	$(6.2)
Income tax expense (benefit)	36.2	46.9	(2.3)

	80.7	73.6	(3.9)

Reclassification adjustments for (gains) losses included in net income for the period	(0.7)	–	13.7
Income tax expense (benefit)	0.3	–	(5.3)

	(0.4)	–	8.4

Net unrealized gains in the period	116.2	120.5	7.5
Income tax expense	35.9	46.9	3.0

	80.3	73.6	4.5

Foreign currency translation adjustment:
Translation adjustment for the period	(0.1)	0.8	3.0
Reclassification adjustments for losses included in net income for the period	–	6.7	–

	(0.1)	7.5	3.0

Other comprehensive income before tax	116.1	128.0	10.5
Income tax expense	35.9	46.9	3.0

Other comprehensive income	$80.2	$81.1	$7.5

14.	Commitments and Contingencies:
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

Guarantees – Effective January 1, 2003, ALLTEL adopted the recognition and measurement provisions of FASB Interpretation (''FIN'') No. 45, ''Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,'' for all arrangements entered into on or after that date. The Company currently has outstanding various indemnifications related either to the sale of the financial services division to Fidelity National or the sale of certain assets and related liabilities of the telecommunications information services operations to Convergys. (See Notes 10 and 12.)

In conjunction with the sale of the financial services division, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL's breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million. The Company believes, because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company. Accordingly, the Company has not recorded a liability related to it. ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale. ALLTEL's obligation to Fidelity National under this indemnification is not subject to a maximum amount. At December 31, 2004, the Company has recorded a liability for tax contingencies of approximately $8.3 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

In connection with the sale of assets to Convergys, ALLTEL agreed to indemnify Convergys for any damages resulting from ALLTEL's breach of warranty under the sales agreement that exceed $500,000, up to a maximum of $10.0 million. In addition, the Company agreed to indemnify Convergys for any damages resulting from non-fulfillment of certain covenants or liabilities arising from the ownership, operation or use of the assets included in the sale. This indemnification is not subject to a maximum obligation. The Company believes because of the low probability of being required to pay any amount under these indemnifications, the fair value of these obligations is immaterial to the consolidated results of operations, cash flows and financial condition of the Company. Accordingly, the Company has not recorded a liability related to these indemnifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Commitments and Contingencies, Continued:
Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for cell site tower space, network facilities, real estate, office space, and office equipment were as follows as of December 31, 2004:

Year	(Millions)

2005	$147.4
2006	112.7
2007	81.0
2008	59.8
2009	32.3
Thereafter	74.8

Total	$508.0

Rental expense totaled $184.8 million in 2004, $139.3 million in 2003 and $115.7 million in 2002.

15.	Agreement to Lease Cell Site Towers:
In 2000, ALLTEL signed a definitive agreement with American Tower Corporation (''American Tower'') to lease to American Tower certain of the Company's cell site towers in exchange for cash paid in advance. Under terms of the fifteen-year lease agreement, American Tower assumed responsibility to manage, maintain and remarket the remaining space on the towers, while ALLTEL maintained ownership of the cell site facilities. ALLTEL is obligated to pay American Tower a monthly fee for management and maintenance services for the duration of the agreement amounting to $1,200 per tower per month, subject to escalation not to exceed five percent annually. American Tower has the option to purchase the towers for additional consideration at the end of the lease term. Upon completion of this transaction, the Company had leased 1,773 cell site towers to American Tower and received proceeds of $531.9 million. Proceeds from this leasing transaction were recorded by ALLTEL as deferred rental income and are recognized as service revenues on a straight-line basis over the fifteen-year lease term. Deferred rental income was as follows at December 31:

(Millions)	2004	2003

Deferred rental income – current (included in other current liabilities)	$35.6	$35.3
Deferred rental income – long-term (included in other liabilities)	375.3	411.2

Total deferred rental income	$410.9	$446.5

16.	Business Segments:
ALLTEL disaggregates its business operations based upon differences in products and services. Wireless operations include cellular, PCS and paging services and are provided in 24 states. The Company's wireline subsidiaries provide local service and network access in 15 states. Wireline operations also include ALLTEL's local competitive access and Internet access operations. Local competitive access services are currently provided in select markets. Communications support services consist of the Company's long-distance, network management, product distribution, telecommunications information services and directory publishing operations. Long-distance and Internet access services are currently marketed in 25 and 17 states, respectively. Telecommunications information services provide application software, data processing and outsourcing services to telecommunications companies in the United States and select international markets. Corporate items include general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments.

The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The Company accounts for intercompany sales at current market prices or in accordance with regulatory requirements. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 9. These items are not allocated to the segments and are included in corporate operations. In addition, none of the non-operating items such as equity earnings in unconsolidated partnerships, minority interest expense, other income, net, gain on disposal of assets, write-down of investments, debt prepayment penalties, interest expense and income taxes have been allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments, Continued:

(Millions)	For the year ended December 31, 2004
			Communications
			Support	Total
	Wireless	Wireline	Services	Segments

Revenues and sales from unaffiliated customers:
Domestic	$5,078.1	$2,256.0	$690.3	$8,024.4
International	–	–	1.9	1.9

	5,078.1	2,256.0	692.2	8,026.3
Intercompany revenues and sales	–	163.8	231.6	395.4

Total revenues and sales	5,078.1	2,419.8	923.8	8,421.7

Operating expenses	3,319.1	977.3	826.8	5,123.2
Depreciation and amortization	738.8	516.5	34.3	1,289.6

Total costs and expenses	4,057.9	1,493.8	861.1	6,412.8

Segment income	$1,020.2	$926.0	$62.7	$2,008.9

Assets	$9,881.5	$5,042.8	$495.8	$15,420.1
Investments in unconsolidated partnerships	$257.8	$–	$–	$257.8
Capital expenditures	$769.3	$332.0	$15.1	$1,116.4

	For the year ended December 31, 2003
			Communications
			Support	Total
	Wireless	Wireline	Services	Segments

Revenues and sales from unaffiliated customers:
Domestic	$4,728.4	$2,286.9	$700.9	$7,716.2
International	–	–	4.4	4.4

	4,728.4	2,286.9	705.3	7,720.6
Intercompany revenues and sales	–	149.2	253.7	402.9

Total revenues and sales	4,728.4	2,436.1	959.0	8,123.5

Operating expenses	3,059.4	1,025.7	846.4	4,931.5
Depreciation and amortization	671.0	526.5	36.2	1,233.7

Total costs and expenses	3,730.4	1,552.2	882.6	6,165.2

Segment income	$998.0	$883.9	$76.4	$1,958.3

Assets	$9,673.9	$5,212.9	$518.6	$15,405.4
Investments in unconsolidated partnerships	$281.9	$–	$–	$281.9
Capital expenditures	$739.4	$378.6	$19.0	$1,137.0

	For the year ended December 31, 2002
			Communications
			Support	Total
	Wireless	Wireline	Services	Segments

Revenues and sales from unaffiliated customers:
Domestic	$4,160.2	$2,027.2	$628.6	$6,816.0
International	–	–	3.8	3.8

	4,160.2	2,027.2	632.4	6,819.8
Intercompany revenues and sales	–	152.5	293.3	445.8

Total revenues and sales	4,160.2	2,179.7	925.7	7,265.6

Operating expenses	2,634.7	921.1	803.7	4,359.5
Depreciation and amortization	577.6	465.6	37.8	1,081.0

Total costs and expenses	3,212.3	1,386.7	841.5	5,440.5

Segment income	$947.9	$793.0	$84.2	$1,825.1

Assets	$9,418.7	$5,340.4	$535.6	$15,294.7
Investments in unconsolidated partnerships	$273.5	$–	$–	$273.5
Capital expenditures	$717.1	$399.6	$32.9	$1,149.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments, Continued:

A reconciliation of the total business segments to the applicable amounts in the Company's consolidated financial statements was as follows as of and for the years ended December 31:

(Millions)	2004	2003	2002

Revenues and sales:
Total business segments	$8,421.7	$8,123.5	$7,265.6
Less: intercompany eliminations(1)	(175.6)	(143.6)	(153.2)

Total revenues and sales	$8,246.1	$7,979.9	$7,112.4

Income from continuing operations before income taxes:
Total business segment income	$2,008.9	$1,958.3	$1,825.1
Corporate operations	(36.4)	(41.3)	(35.5)
Restructuring and other charges	(50.9)	(19.0)	(69.9)
Equity earnings in unconsolidated partnerships	68.5	64.4	65.8
Minority interest expense in consolidated partnerships	(80.1)	(78.6)	(73.4)
Other income, net	34.5	11.0	2.3
Interest expense	(352.5)	(378.6)	(355.1)
Gain on disposal of assets, write-down of investments and other	–	17.9	1.0

Total income from continuing operations before income taxes	$1,592.0	$1,534.1	$1,360.3

Depreciation and amortization expense:
Total business segments	$1,289.6	$1,233.7	$1,081.0
Corporate operations	10.1	14.0	14.5

Total depreciation and amortization expense	$1,299.7	$1,247.7	$1,095.5

Assets:
Total business segments	$15,420.1	$15,405.4	$15,294.7
Corporate assets(2)	1,201.2	1,319.3	458.2
Assets held for sale	–	–	538.3
Less: elimination of intercompany receivables	(17.6)	(63.6)	(46.6)

Total assets	$16,603.7	$16,661.1	$16,244.6

Capital expenditures:
Total business segments	$1,116.4	$1,137.0	$1,149.6
Corporate operations	9.0	0.7	5.2

Total capital expenditures	$1,125.4	$1,137.7	$1,154.8

Notes: (1)	See ''Transactions with Certain Affiliates'' in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

(2)	Corporate assets consist of cash and short-term investments, fixed assets, investments in equity securities and other assets not allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments, Continued:

Supplemental information pertaining to the Communications Support Services segment was as follows for the years ended December 31:

(Millions)	2004	2003	2002

Revenues and sales from unaffiliated customers:
Product distribution	$306.5	$275.1	$215.2
Long-distance and network management services	188.0	198.7	179.0
Directory publishing	155.9	122.6	119.1
Telecommunications information services	41.8	108.9	119.1

	$692.2	$705.3	$632.4

Intercompany revenues and sales:
Product distribution	$114.7	$132.3	$156.1
Long-distance and network management services	116.9	121.4	137.2
Directory publishing	–	–	–
Telecommunications information services	–	–	–

	$231.6	$253.7	$293.3

Total revenues and sales:
Product distribution	$421.2	$407.4	$371.3
Long-distance and network management services	304.9	320.1	316.2
Directory publishing	155.9	122.6	119.1
Telecommunications information services	41.8	108.9	119.1

Total communications support services revenues and sales	$923.8	$959.0	$925.7

17.	Quarterly Financial Information – (Unaudited):

	For the year ended December 31, 2004
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st

Revenues and sales	$8,246.1	$2,139.7	$2,103.1	$2,042.1	$1,961.2
Operating income	$1,921.6	$501.2	$517.8	$507.8	$394.8
Income from continuing operations	$1,026.7	$270.6	$303.7	$262.6	$189.8
Discontinued operations	19.5	–	19.5	–	–

Income before cumulative effect of accounting change	$1,046.2	$270.6	$323.2	$262.6	$189.8
Cumulative effect of accounting change	–	–	–	–	–

Net income	$1,046.2	$270.6	$323.2	$262.6	$189.8
Preferred dividends	0.1	–	–	0.1	–

Net income applicable to common shares	$1,046.1	$270.6	$323.2	$262.5	$189.8

Basic earnings per share:
Income from continuing operations	$3.34	$.89	$.99	$.85	$.61
Income from discontinued operations	.06	–	.06	–	–
Cumulative effect of accounting change	–	–	–	–	–

Net income	$3.40	$.89	$1.05	$.85	$.61

Diluted earnings per share:
Income from continuing operations	$3.33	$.89	$.99	$.85	$.61
Income from discontinued operations	.06	–	.06	–	–
Cumulative effect of accounting change	–	–	–	–	–

Net income	$3.39	$.89	$1.05	$.85	$.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Financial Information – (Unaudited), Continued:

	For the year ended December 31, 2003
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st

Revenues and sales	$7,979.9	$2,013.7	$2,050.2	$2,010.2	$1,905.8
Operating income	$1,898.0	$474.1	$486.7	$471.1	$466.1
Income from continuing operations	$953.5	$258.9	$242.8	$224.2	$227.6
Discontinued operations	361.0	–	–	323.9	37.1

Income before cumulative effect of accounting change	$1,314.5	$258.9	$242.8	$548.1	$264.7
Cumulative effect of accounting change	15.6	–	–	–	15.6

Net income	$1,330.1	$258.9	$242.8	$548.1	$280.3
Preferred dividends	0.1	–	–	0.1	–

Net income applicable to common shares	$1,330.0	$258.9	$242.8	$548.0	$280.3

Basic earnings per share:
Income from continuing operations	$3.06	$.83	$.78	$.72	$.73
Income from discontinued operations	1.16	–	–	1.04	.12
Cumulative effect of accounting change	.05	–	–	–	.05

Net income	$4.27	$.83	$.78	$1.76	$.90

Diluted earnings per share:
Income from continuing operations	$3.05	$.83	$.78	$.72	$.73
Income from discontinued operations	1.15	–	–	1.03	.12
Cumulative effect of accounting change	.05	–	–	–	.05

Net income	$4.25	$.83	$.78	$1.75	$.90

Notes to Quarterly Financial Information:
A.	During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004 (see Note C below), consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. (See Note 9).

B.	During the third quarter of 2004, the IRS completed its fieldwork related to the audits of the Company's consolidated federal income tax returns for the fiscal years 1997 through 2001 and issued its proposed audit adjustments related to the periods under examination. As a result, ALLTEL adjusted its income tax contingency reserves to reflect the IRS findings, the effects of which resulted in a reduction in income tax expense associated with continuing operations of $19.7 million or $.06 per share. (See Note 2).

C.	In the first quarter of 2004, ALLTEL recorded a restructuring charge of $29.3 million related to a planned workforce reduction and the exit of its CLEC operations in the Jacksonville, Florida market. In addition, ALLTEL recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. ALLTEL also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities. These transactions decreased net income $31.6 million or $.10 per share. (See Note 9).

D.	In the fourth quarter of 2003, the Company recorded a pretax gain of $31.0 million from the sale of certain assets and related liabilities, including customer contracts and capitalized software development costs, associated with the Company's telecommunications information services operations. This transaction increased net income $18.9 million or $.06 per share. (See Note 10.)

E.	In the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million related to a planned workforce reduction, primarily resulting from the closing of certain call center locations, and recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. The Company also wrote off $13.2 million of certain capitalized software development costs that had no alternative future use or functionality. (See Note 9.) In the second quarter of 2003, ALLTEL also recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships. In addition, the Company incurred pretax termination fees of $7.1 million related to the early retirement of long-term debt. These transactions decreased net income $19.8 million or $.06 per share. (See Note 10.)

F.	Effective January 1, 2003, ALLTEL adopted the measurement and recognition provisions of SFAS No. 143 in accounting for asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million, or $.05 per share. (See Note 2.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Event– Pending Merger With Western Wireless Corporation:
On January 9, 2005, ALLTEL entered into an Agreement and Plan of Merger (the ''Merger Agreement'') with Western Wireless Corporation (''Western Wireless'') providing for the merger of Western Wireless with and into a wholly-owned subsidiary of ALLTEL (the ''Merger''). In the Merger, each share of Western Wireless common stock will be exchanged for .535 shares of ALLTEL common stock and $9.25 in cash unless the shareholder makes an all-cash or all-stock election. Western Wireless shareholders making an all-stock or all-cash election may be subject to proration depending on the number of shareholders making such elections. In the aggregate, ALLTEL will issue approximately 60 million shares of stock and pay approximately $1.0 billion in cash. A subsidiary of ALLTEL will also assume debt of approximately $2.2 billion, including $1.2 billion of term notes issued under Western Wireless' credit facility that, as a result of a change in control, will become due immediately upon the closing of the Merger. The transaction is valued at approximately $6 billion.

Upon completion of the Merger, ALLTEL will add approximately 1.3 million domestic wireless customers (excluding reseller customers) in 19 midwestern and western states that are contiguous to the Company's existing wireless properties, increasing the number of wireless customers served by ALLTEL to approximately 10 million. Through this transaction, ALLTEL will add wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and the Company will also significantly expand its wireless operations in Arizona, Colorado, New Mexico and Texas. In addition, ALLTEL will add approximately 1.6 million international customers in six countries.

Consummation of the Merger is subject to certain conditions, including the approval of the Merger by the stockholders of Western Wireless and the receipt of regulatory approvals, including, without limitation, the approval of the FCC and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close by mid-year 2005. The Merger Agreement contains certain termination rights for each of ALLTEL and Western Wireless and further provides that, upon termination of the Merger Agreement under specified circumstances involving an alternative transaction, Western Wireless may be required to pay ALLTEL a termination fee of $120.0 million.