Form 10-Q
period 2005-03-31
ALLTEL CORP
filed 2005-05-06
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

     YES X       NO

Number of common shares outstanding as of April 29, 2005: 302,637,510

The Exhibit Index is located on page 40.

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by ALLTEL; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with pending acquisitions and the integration of acquired businesses; adverse changes in the terms and conditions of the Company’s wireless roaming agreements; the uncertainties related to ALLTEL’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share amounts)	March 31,	December 31,
Assets	2005	2004

Current Assets:
Cash and short-term investments	$888.4	$484.9
Accounts receivable (less allowance for doubtful accounts of $46.5 and $53.6, respectively)	857.9	912.7
Inventories	148.2	156.8
Prepaid expenses and other	88.2	62.4

Total current assets	1,982.7	1,616.8

Investments	668.2	804.9
Goodwill	4,912.9	4,875.7
Other intangibles	1,295.7	1,306.1

Property, Plant and Equipment:
Land	282.7	278.1
Buildings and improvements	1,159.1	1,134.8
Wireline	6,779.2	6,735.8
Wireless	5,884.1	5,764.0
Information processing	1,072.2	1,048.4
Other	492.0	489.9
Under construction	406.7	385.3

Total property, plant and equipment	16,076.0	15,836.3
Less accumulated depreciation	8,575.6	8,288.2

Net property, plant and equipment	7,500.4	7,548.1

Other assets	413.3	452.1

Total Assets	$16,773.2	$16,603.7

Liabilities and Shareholders’ Equity

Current Liabilities:
Current maturities of long-term debt	$673.8	$225.0
Accounts payable	467.7	448.2
Advance payments and customer deposits	218.9	219.3
Accrued taxes	295.7	158.2
Accrued dividends	115.1	105.9
Accrued interest	82.7	120.2
Other current liabilities	172.1	183.5

Total current liabilities	2,026.0	1,460.3

Long-term debt	4,924.6	5,352.4
Deferred income taxes	1,640.9	1,715.1
Other liabilities	941.6	947.2

Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 12,260 and 12,288 shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized, 302,562,330 and 302,267,959 shares issued and outstanding, respectively	302.6	302.3
Additional paid-in capital	203.6	197.9
Unrealized holding gain on investments	61.2	153.9
Foreign currency translation adjustment	0.5	0.5
Retained earnings	6,671.9	6,473.8

Total shareholders’ equity	7,240.1	7,128.7

Total Liabilities and Shareholders’ Equity	$16,773.2	$16,603.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months
	Ended March 31,
(Millions, except per share amounts)	2005	2004

Revenues and sales:
Service revenues	$1,898.3	$1,765.6
Product sales	227.7	195.6

Total revenues and sales	2,126.0	1,961.2

Costs and expenses:
Cost of services (excluding depreciation of $241.9 and $231.9, respectively included below)	626.3	560.8
Cost of products sold	281.8	257.3
Selling, general, administrative and other	407.4	375.2
Depreciation and amortization	341.2	321.3
Restructuring and other charges	–	51.8

Total costs and expenses	1,656.7	1,566.4

Operating income	469.3	394.8

Equity earnings in unconsolidated partnerships	10.7	13.3
Minority interest in consolidated partnerships	(18.3)	(15.6)
Other income, net	120.7	4.6
Interest expense	(86.7)	(91.7)

Income before income taxes	495.7	305.4
Income taxes	182.7	115.6

Net income	313.0	189.8
Preferred dividends	–	–

Net income applicable to common shares	$313.0	$189.8

Earnings per share:
Basic	$1.04	$.61
Diluted	$1.03	$.61

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months
	Ended March 31,
(Millions)	2005	2004

Cash Provided from Operations:
Net income	$313.0	$189.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	341.2	321.3
Provision for doubtful accounts	40.9	42.6
Non-cash portion of restructuring and other charges	–	25.6
Change in deferred income taxes	(19.1)	72.1
Other, net	13.6	(2.9)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	16.5	4.5
Inventories	8.7	5.4
Accounts payable	17.6	(75.0)
Other current liabilities	86.6	(15.0)
Other, net	(40.3)	(16.9)

Net cash provided from operations	778.7	551.5

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(254.9)	(207.2)
Additions to capitalized software development costs	(11.1)	(8.0)
Additions to investments	(0.7)	(1.1)
Purchases of property, net of cash acquired	(51.8)	–
Proceeds from the return on investments	7.8	20.3
Other, net	3.0	(5.8)

Net cash used in investing activities	(307.7)	(201.8)

Cash Flows from Financing Activities:
Dividends on preferred and common stock	(105.7)	(115.5)
Reductions in long-term debt	(1.9)	(1.5)
Repurchases of common stock	–	(243.0)
Distributions to minority investors	(12.7)	(16.2)
Long-term debt issued	50.0	–
Common stock issued	2.8	5.9

Net cash used in financing activities	(67.5)	(370.3)

Effect of exchange rate changes on cash and short-term investments	–	0.2

Increase (decrease) in cash and short-term investments	403.5	(20.4)

Cash and Short-term Investments:
Beginning of the period	484.9	657.8

End of the period	$888.4	$637.4

Non-Cash Investing and Financing Activities:
Change in fair value of investments in equity securities	$(142.6)	$49.1
Change in fair value of interest rate swap agreements	$(27.4)	$28.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Unrealized	Foreign
			Additional	Holding	Currency
	Preferred	Common	Paid-In	Gain On	Translation	Retained
(Millions)	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total

Balance at December 31, 2004	$0.3	$302.3	$197.9	$153.9	$0.5	$6,473.8	$7,128.7

Net income	–	–	–	–	–	313.0	313.0
Other comprehensive loss, net of tax: (Note 5)
Unrealized holding losses on investments, net of reclassification adjustments	–	–	–	(92.7)	–	–	(92.7)
Foreign currency translation adjustment	–	–	–	–	–	–	–

Comprehensive income (loss)	–	–	–	(92.7)	–	313.0	220.3

Employee plans, net	–	0.1	3.2	–	–	–	3.3
Restricted stock, net of unearned compensation	–	0.2	0.9	–	–	–	1.1
Tax benefit for non-qualified stock options	–	–	1.6	–	–	–	1.6
Dividends:
Common — $.38 per share	–	–	–	–	–	(114.9)	(114.9)
Preferred	–	–	–	–	–	–	–

Balance at March 31, 2005	$0.3	$302.6	$203.6	$61.2	$0.5	$6,671.9	$7,240.1

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	General:
Basis of Presentation – The consolidated financial statements as of March 31, 2005 and 2004 and for the three month periods then ended of ALLTEL Corporation (“ALLTEL” or the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.	Acquisitions:
On February 28, 2005, ALLTEL completed the purchase of certain wireless assets from Public Service Cellular, Inc. (“PS Cellular”) for $48.3 million in cash, acquiring wireless properties with a potential service area covering approximately 900,000 potential customers (“POPs”) in Alabama and Georgia. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. During the first quarter of 2005, ALLTEL completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $36.1 million was assigned to customer list ($1.9 million), cellular licenses ($3.5 million) and goodwill ($30.7 million). The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of 4 years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. The purchase price paid for the wireless properties acquired from PS Cellular was based on estimates of future cash flows of the properties acquired. ALLTEL paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired because the purchase of wireless properties expanded the Company’s wireless footprint into new markets across Alabama and Georgia and added 54,000 new customers to ALLTEL’s communications customer base. Additionally, in the wireless properties acquired, ALLTEL should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

During the first quarter of 2005, ALLTEL also acquired additional ownership interests in wireless properties in Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $3.5 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.8 million to goodwill.

3.	Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. As of January 1, 2005, ALLTEL completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required. The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2005 were as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total

Balance at December 31, 2004	$3,625.8	$1,247.6	$2.3	$4,875.7
Acquired during the period	32.5	—	—	32.5
Other adjustments	4.7	—	—	4.7

Balance at March 31, 2005	$3,663.0	$1,247.6	$2.3	$4,912.9

The carrying value of indefinite-lived intangible assets other than goodwill were as follows:

	March 31,	December 31,
(Millions)	2005	2004

Cellular licenses	$779.1	$775.6
Personal Communications Services licenses	79.1	79.1
Franchise rights – wireline	265.0	265.0

	$1,123.2	$1,119.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	Goodwill and Other Intangible Assets, Continued: Intangible assets subject to amortization were as follows:

	March 31, 2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$399.5	$(234.3)	$165.2
Franchise rights	22.5	(15.2)	7.3

	$422.0	$(249.5)	$172.5

	December 31, 2004
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$397.6	$(218.8)	$178.8
Franchise rights	22.5	(14.9)	7.6

	$420.1	$(233.7)	$186.4

Amortization expense for intangible assets subject to amortization was $15.8 million and $15.1 million for the three month periods ended March 31, 2005 and 2004, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $63.9 million in 2005, $45.2 million in 2006, $28.6 million in 2007, $22.1 million in 2008 and $8.6 million in 2009.

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

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its competitive local exchange carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of March 31, 2005, the Company had paid $22.6 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed. During the first quarter of 2004, ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities. The asset write-downs resulted from lower occupancy in the facilities due to the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial, Inc. (“Fidelity National”).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	Restructuring and Other Charges, Continued:
The following is a summary of activity related to the liabilities associated with the Company’s restructuring and other charges for the three months ended March 31, 2005:

(Millions)
Balance, beginning of period	$0.7
Cash outlays	(0.2)

Balance, end of period	$0.5

At March 31, 2005, the remaining unpaid liability related to ALLTEL’s restructuring activities consisted of severance and employee-related expenses of $0.1 million, relocation expenses of $0.1 million and lease and contract termination costs of $0.3 million and is included in other current liabilities in the accompanying consolidated balance sheets.

5.	Comprehensive Income: Comprehensive income was as follows for the three month periods ended March 31:

(Millions)	2005	2004

Net income	$313.0	$189.8

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising in the period	(142.6)	49.1
Income tax expense (benefit)	(49.9)	12.4

	(92.7)	36.7

Foreign currency translation adjustment	—	0.2

Other comprehensive income (loss) before tax	(142.6)	49.3
Income tax expense (benefit)	(49.9)	12.4

Other comprehensive income (loss)	(92.7)	36.9

Comprehensive income	$220.3	$226.7

6.	Earnings per Share:
Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock awards and outstanding preferred stock. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended March 31:

(Millions, except per share amounts)	2005	2004

Basic earnings per share:
Net income	$313.0	$189.8
Less preferred dividends	—	—

Net income applicable to common shares	$313.0	$189.8

Weighted average common shares outstanding for the period	302.2	311.5

Basic earnings per share	$1.04	$.61

Diluted earnings per share:
Net income applicable to common shares	$313.0	$189.8
Adjustment for convertible preferred stock dividends	—	—

Net income applicable to common shares assuming conversion of preferred stock	$313.0	$189.8

Weighted average common shares outstanding for the period	302.2	311.5
Increase in shares resulting from:
Assumed exercise of stock options	1.0	0.7
Assumed conversion of preferred stock	0.2	0.3
Non-vested restricted stock awards	0.1	—

Weighted average common shares assuming conversion	303.5	312.5

Diluted earnings per share	$1.03	$.61

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	Investments – Special Cash Dividend:
On March 9, 2005, Fidelity National declared a special $10 per share cash dividend to Fidelity National stockholders. The special cash dividend of $111.0 million was paid to ALLTEL on March 28, 2005. On April 6, 2005, ALLTEL sold its investment in Fidelity National common stock and received pretax proceeds of approximately $350.0 million. (See Note 13).

8.	Business Segment Information:
ALLTEL manages its business operations based on differences in products and services. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 4. These items are not allocated to the segments and are included in corporate operations. Segment operating results were as follows for the three month periods ended March 31:

(Millions)	2005	2004

Revenues and Sales from External Customers:
Wireless	$1,352.0	$1,184.5
Wireline	556.0	561.4
Communications support services	172.3	158.8

Total business segments	$2,080.3	$1,904.7

Intersegment Revenues and Sales:
Wireless	$—	$—
Wireline	37.6	38.1
Communications support services	52.4	60.2

Total business segments	$90.0	$98.3

Total Revenues and Sales:
Wireless	$1,352.0	$1,184.5
Wireline	593.6	599.5
Communications support services	224.7	219.0

Total business segments	2,170.3	2,003.0
Less intercompany eliminations	(44.3)	(41.8)

Total revenues and sales	$2,126.0	$1,961.2

Segment Income:
Wireless	$271.6	$210.9
Wireline	214.5	228.2
Communications support services	11.9	16.5

Total segment income	498.0	455.6

Corporate expenses	(28.7)	(9.0)
Restructuring and other charges	—	(51.8)
Equity earnings in unconsolidated partnerships	10.7	13.3
Minority interest in consolidated partnerships	(18.3)	(15.6)
Other income, net	120.7	4.6
Interest expense	(86.7)	(91.7)

Income before income taxes	$495.7	$305.4

Segment assets were as follows as of:

	March 31,	December 31,
(Millions)	2005	2004

Wireless	$9,915.2	$9,881.5
Wireline	4,958.0	5,042.8
Communications support services	462.2	495.8

Total business segments	15,335.4	15,420.1

Corporate headquarters assets not allocated to segments	1,453.9	1,201.2
Less elimination of intersegment receivables	(16.1)	(17.6)

Total consolidated assets	$16,773.2	$16,603.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	Business Segment Information, Continued: Supplemental information pertaining to the communications support services segment was as follows for the three month periods ended March 31:

(Millions)	2005	2004

Revenues and Sales from External Customers:
Product distribution	$93.8	$69.4
Long-distance and network management services	47.0	48.5
Directory publishing	26.3	26.2
Telecommunications information services	5.2	14.7

Total	$172.3	$158.8

Intersegment Revenues and Sales:
Product distribution	$26.8	$29.7
Long-distance and network management services	25.6	30.5
Directory publishing	—	—
Telecommunications information services	—	—

Total	$52.4	$60.2

Total Revenues and Sales:
Product distribution	$120.6	$99.1
Long-distance and network management services	72.6	79.0
Directory publishing	26.3	26.2
Telecommunications information services	5.2	14.7

Total revenues and sales	$224.7	$219.0

9.	Stock-Based Compensation:
Under the Company’s stock-based compensation plans, ALLTEL may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. ALLTEL accounts for these plans pursuant to the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For fixed stock options granted under these plans, the exercise price of the option equals the market value of ALLTEL’s common stock on the date of grant. Accordingly, ALLTEL does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in the three month periods ended March 31, 2005 or 2004. In January 2005 and 2004, the Company granted to certain senior management employees restricted stock of approximately 205,000 and 173,000 shares, respectively. The restricted shares granted in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if the Company achieves a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted in 2004 vest in equal increments over a three-year period following the date of grant. Compensation expense related to the foregoing shares amounted to $1.6 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, unrecognized compensation expense for the restricted shares amounted to $11.1 million and was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity. The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three month periods ended March 31:

(Millions, except per share amounts)		2005	2004

Net income as reported		$313.0	$189.8
Add stock-based employee compensation expense included in net income, net of related tax effects		1.0	0.4
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(6.6)	(6.6)

Pro forma net income		$307.4	$183.6

Basic earnings per share:	As reported	$1.04	$.61
	Pro forma	$1.02	$.59

Diluted earnings per share:	As reported	$1.03	$.61
	Pro forma	$1.01	$.59

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	Stock-Based Compensation, Continued:
The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarizes the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides additional guidance regarding the valuation of share-based payment arrangements for public companies. In addition, on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the date public companies are required to comply with the provisions of SFAS No. 123(R), such that calendar year companies will now be required to comply with the Standard beginning January 1, 2006. ALLTEL is currently assessing the impact of adopting SFAS No. 123(R), as interpreted by SAB 107, to its consolidated results of operations.

10.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
ALLTEL maintains a qualified defined benefit pension plan, which covers substantially all employees. Prior to January 1, 2005, employees of the Company’s directory publishing subsidiary did not participate in the plan. ALLTEL also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. The components of pension expense, including provision for executive retirement agreements, and postretirement expense were as follows for the three month periods ended March 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2005	2004	2005	2004

Benefits earned during the year	$8.4	$7.7	$0.1	$0.2
Interest cost on benefit obligation	14.6	13.0	3.5	3.9
Amortization of transition obligation	—	—	0.2	0.2
Amortization of prior service cost	0.1	0.1	0.5	0.4
Recognized net actuarial loss	7.6	4.9	1.7	2.2
Expected return on plan assets	(20.7)	(17.6)	—	—

Net periodic benefit expense	$10.0	$8.1	$6.0	$6.9

ALLTEL disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $5.2 million for retirement benefits in 2005 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans. Primarily due to the timing of the required contributions to fund the supplemental retirement plans, actual contributions were $2.4 million for the three months ended March 31, 2005. ALLTEL does not expect any contribution to the qualified defined pension plan required under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 to be necessary in 2005. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in ALLTEL’s qualified pension plan.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Medicare Prescription Drug Act”), beginning in 2006, the Medicare Prescription Drug Act will provide for a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
FSP No. 106-2 clarified that the federal subsidy provided under the Medicare Prescription Drug Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense. Based on its understanding of the Medicare Prescription Drug Act, ALLTEL determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, ALLTEL prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an $18.3 million reduction in the Company’s accumulated postretirement obligation and a $2.9 million reduction in the Company’s 2004 postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. ALLTEL is currently evaluating the effects, if any, that these final rules may have on its future benefit costs and accumulated postretirement benefit obligation.

11.	Commitments and Contingencies:
The Company currently has outstanding various indemnifications related to the April 1, 2003 sale of the financial services division to Fidelity National. In conjunction with the sale, ALLTEL agreed to indemnify Fidelity National for any damages resulting from ALLTEL’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million. Because of the low probability of being required to pay any amount under this indemnification, ALLTEL determined the fair value of this obligation to be immaterial to the consolidated results of operations, cash flows and financial condition of the Company. Accordingly, the Company has not recorded a liability related to it. ALLTEL also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale. ALLTEL’s obligation to Fidelity National under this indemnification is not subject to a maximum amount. The Company has recorded a liability for income tax contingencies of approximately $8.3 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

12.	Equity Units:
During 2002, ALLTEL issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consists of a corporate unit, with a $50 stated amount, comprised of a purchase contract and a $50 principal amount senior note. The purchase contract obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005, for $50, a variable number of newly-issued common shares of ALLTEL common stock. The number of ALLTEL shares issued will be determined at the time the purchase contracts are settled based upon the twenty-day average closing stock price of ALLTEL’s common stock for the period April 15, 2005 to May 12, 2005. If the twenty-day average price of ALLTEL’s common stock is equal to or less than $49.50, then ALLTEL will deliver 1.0101 shares to the holder of the equity unit. If the twenty-day average price of ALLTEL’s common stock is greater than $49.50 but less than $60.39, then ALLTEL will deliver a fraction of shares equal to $50 divided by the twenty-day average price of ALLTEL’s common stock. Finally, if the twenty-day average price of ALLTEL’s common stock is equal to or greater than $60.39, then ALLTEL will deliver 0.8280 shares to the holder. Accordingly, upon settlement of the purchase contracts on May 17, 2005, ALLTEL will receive proceeds of $1,385.0 million and will deliver between 22.9 million and 28.0 million common shares in the aggregate.

The $50 principal amount senior notes become payable on May 17, 2007 and accrue interest through May 17, 2005 at an initial annual rate of 6.25 percent. On February 17, 2005, ALLTEL completed a remarketing of the senior notes that reset the annual interest rate on the notes to 4.656 percent for periods subsequent to May 17, 2005. The proceeds of the remarketed senior notes were used to purchase a portfolio of U.S. Treasury securities that have been pledged to secure the corporate unit holders’ obligations under the purchase contract component of the corporate unit.

13.	Subsequent Events:
On April 6, 2005, ALLTEL announced that it had completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.0 million. ALLTEL had originally acquired the Fidelity National shares as partial consideration for the sale of ALLTEL’s financial services business to Fidelity National. The pretax gain from the stock sale of approximately $75.0 million will be included in ALLTEL’s consolidated results of operations for the interim periods ended June 30, 2005. As further discussed below, proceeds from the stock sale were used to fund a substantial portion of the cost to redeem, prior to maturity, $450.0 million of long-term debt.

On April 8, 2005, ALLTEL redeemed all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, ALLTEL also terminated one of its six, pay variable/receive fixed, interest rate swap agreements that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, ALLTEL incurred net pretax termination fees of approximately $14.9 million, which will be included in ALLTEL’s consolidated results of operations for the interim periods ended June 30, 2005.

On April 15, 2005, ALLTEL and Cingular Wireless LLC (“Cingular”), a joint venture between SBC Communications, Inc. and BellSouth Corporation, completed the exchange of certain wireless assets. Under the terms of the agreement, ALLTEL acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in select markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi. ALLTEL also acquired 20MHz of spectrum and network assets owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, ALLTEL and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and ALLTEL receiving more ownership in majority-owned markets it manages in Michigan, Louisiana and Ohio. ALLTEL also paid Cingular approximately $165.0 million in cash. In connection with this transaction, ALLTEL expects to record a pretax gain of approximately $120.0 million to $140.0 million.

PART I — FINANCIAL INFORMATION

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“ALLTEL” or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2005 and 2004, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

EXECUTIVE SUMMARY
ALLTEL is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to more than 13 million residential and business customers in 27 states. Among the highlights in the first quarter of 2005:

•	Wireless customer growth was strong as ALLTEL added nearly 175,000 net customers during the quarter. Excluding the effects of acquisitions, net new wireless customers totaled nearly 121,000. Improved sales of ALLTEL’s Simple Freedom prepay service offering also contributed to customer growth in the first quarter of 2005. Wireless postpay churn decreased 21 basis points from the first quarter of 2004 to 1.72 percent and total churn, which includes prepay customer losses, was 2.11 percent for the first quarter of 2005, a 29 basis point improvement from the same period a year ago.

•	Wireless revenues and sales increased 14 percent over 2004 driven by a 15 percent increase in retail service revenues, reflecting ALLTEL’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies. Wireless wholesale revenues also increased 10 percent year-over-year due to solid growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network. Average revenue per customer and retail revenue per customer both increased 6 percent from a year ago to $48.80 and $45.31, respectively. Retail minutes of use per wireless customer per month increased to 547 minutes, a 27 percent increase from the same period of 2004.

•	Wireless segment income increased 29 percent from a year ago, reflecting the growth in revenues and sales noted above and the favorable effects on customer acquisition costs due to vendor rebates and a 9 percent decline in gross customer additions (excluding acquisitions) from the same period a year ago.

•	In its wireline business, ALLTEL added more than 40,000 broadband customers, increasing ALLTEL’s broadband customer base to approximately 283,000. During 2005, the Company lost approximately 26,000 wireline access lines, a year-over-year decline of approximately 3.5 percent. Average revenue per wireline customer increased 2 percent from a year ago to $66.08 due primarily to growth in broadband revenues and selling additional services and features to existing wireline customers. Wireline segment income decreased 6 percent from a year ago reflecting a one percent decline in wireline revenues and sales attributable to the loss of access lines and the effects of incremental operating expenses. Operating expenses included additional costs related to the growth in broadband customers, specifically the costs associated with subsidizing broadband-capable modems, higher overtime and maintenance costs incurred due to inclement weather and additional expenses associated with work force reductions.

The Company also launched several operational initiatives during the first quarter of 2005 including (1) offering an industry-first pricing plan for wireless data services which allows customers to combine video, picture and text messaging services for one flat rate; (2) offering wireless broadband services in three markets while continuing the expansion of ALLTEL’s 1XRTT data footprint and (3) improving the functionality of “Touch2Talk”, ALLTEL’s walkie-talkie service, by adding new features, two handsets and offering customers the same nationwide footprint for “Touch2Talk” calls that is available for their standard wireless voice and data services. ALLTEL also announced plans to offer DISH network satellite television service to wireline customers later this summer in its fifteen-state wireline service territory.

As further discussed under “Acquisitions Pending as of March 31, 2005”, ALLTEL positioned its wireless business for future growth opportunities as a result of the Company’s planned merger with Western Wireless Corporation (“Western Wireless”). This transaction, which is expected to close by mid-year 2005, is significant to ALLTEL in several ways. First, it will increase ALLTEL’s wireless revenue mix to nearly 70 percent of the Company’s total consolidated revenues. Second, the transaction will increase the Company’s retail position in markets where ALLTEL can bring significant value to customers by offering competitive national rate plans. Third, this transaction will diversify ALLTEL’s wireless roaming revenue sources, and, as a result of offering multiple technologies, the Company will become the leading independent roaming partner for the four national carriers in the markets served by ALLTEL. Finally, ALLTEL will enhance its strategic options as the wireless industry continues to restructure while preserving the Company’s strong financial position.

Throughout the remainder of 2005, the Company will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing these challenges, ALLTEL will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting vigorous advocacy efforts in favor of governmental policies that will benefit ALLTEL’s business and its customers.

ACQUISITIONS
 Completed During the First Quarter of 2005 and Fourth Quarter of 2004
On February 28, 2005, ALLTEL completed the purchase of wireless properties, representing approximately 900,000 potential customers (“POPs”) in Alabama and Georgia, from Public Service Cellular, Inc. (“PS Cellular”) for $48.3 million in cash. Through the completion of this transaction, ALLTEL added approximately 54,000 customers. (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding this acquisition.)

On December 1, 2004, ALLTEL completed the purchase of certain wireless assets from United States Cellular Corporation (“U.S. Cellular”) and TDS Telecommunications Corporation (“TDS Telecom”) for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. The Company also purchased partnership interests in seven ALLTEL-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, ALLTEL owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and ALLTEL owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana from SJI, a privately held company. During the fourth quarter of 2004, ALLTEL also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company’s ownership interest in a wireless partnership serving the St. Louis, Missouri market. Through these transactions, ALLTEL added approximately 92,000 wireless customers.

Acquisitions Pending as of March 31, 2005
On April 15, 2005, ALLTEL and Cingular Wireless LLC (“Cingular”), a joint venture between SBC Communications, Inc. and BellSouth Corporation, completed the exchange of certain wireless assets. Under the terms of the agreement, ALLTEL acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi. ALLTEL also acquired 20MHz of spectrum and network assets owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, ALLTEL and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and ALLTEL receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio. ALLTEL also paid Cingular approximately $165.0 million in cash. In connection with this transaction, ALLTEL expects to record a pretax gain of approximately $120.0 million to $140.0 million. Operating results for the wireless properties acquired from Cingular and the pretax gain from the exchange transaction will first be included in ALLTEL’s consolidated results of operations for the interim periods ended June 30, 2005.

On January 9, 2005, ALLTEL entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Western Wireless providing for the merger of Western Wireless with and into a wholly owned subsidiary of ALLTEL (the “Merger”). In the Merger, each share of Western Wireless common stock will be exchanged for .535 shares of ALLTEL common stock and $9.25 in cash unless the shareholder makes an all-cash or all-stock election. Western Wireless shareholders making an all-stock or all-cash election may be subject to proration depending on the number of shareholders making such elections. In the aggregate, ALLTEL will issue approximately 60 million shares of stock and pay approximately $1.0 billion in cash. Through its wholly owned subsidiary that merges with Western Wireless, ALLTEL will also assume debt of approximately $2.1 billion, including $1.2 billion of term notes issued under Western Wireless’ credit facility that, as a result of the Merger, will become due immediately upon the closing of the Merger. The transaction is valued at approximately $6 billion. As a result of the Merger, ALLTEL will add approximately 1.3 million domestic wireless customers (excluding reseller customers) in 19 midwestern and western states that are contiguous to the Company’s existing wireless properties, increasing the number of wireless customers served by ALLTEL to more than 10 million. ALLTEL also will add wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and will also significantly expand its wireless operations in

Arizona, Colorado, New Mexico and Texas. In addition, ALLTEL will add approximately 1.6 million international wireless customers in six countries. Consummation of the Merger is subject to certain conditions, including the approval of the Merger by the stockholders of Western Wireless and the receipt of regulatory approvals, including, without limitation, the approval of the Federal Communications Commission (“FCC”) and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close by mid-year 2005. The Merger Agreement contains certain termination rights for each of ALLTEL and Western Wireless and further provides that, upon termination of the Merger Agreement under specified circumstances involving an alternative transaction, Western Wireless may be required to pay ALLTEL a termination fee of $120.0 million.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended
	March 31,
(Millions, except per share amounts)	2005	2004

Revenues and sales:
Service revenues	$1,898.3	$1,765.6
Product sales	227.7	195.6

Total revenues and sales	2,126.0	1,961.2

Costs and expenses:
Cost of services	626.3	560.8
Cost of products sold	281.8	257.3
Selling, general, administrative and other	407.4	375.2
Depreciation and amortization	341.2	321.3
Restructuring and other charges	—	51.8

Total costs and expenses	1,656.7	1,566.4
Operating income	469.3	394.8
Non-operating income, net	113.1	2.3
Interest expense	(86.7)	(91.7)

Income before income taxes	495.7	305.4
Income taxes	182.7	115.6

Net income	$313.0	$189.8

Basic earnings per share	$1.04	$.61
Diluted earnings per share	$1.03	$.61

Service revenues and total revenues both increased 8 percent, or $132.7 million and $164.8 million, respectively, in the three month period ended March 31, 2005, as compared to the same prior year period. The acquisitions of wireless properties in the fourth quarter of 2004 and in February 2005 previously discussed accounted for approximately $17.2 million and $18.4 million of the overall increases in service revenues and total revenues and sales in 2005, respectively. In addition to the effects of the acquisitions, service revenues in 2005 reflected an increase of $81.8 million in wireless access revenues compared to 2004, primarily driven by non-acquisition related growth in ALLTEL’s wireless customer base. Service revenues in 2005 also included an increase of $36.3 million compared to 2004 in revenues derived from wireless and wireline data services, reflecting strong demand for these services and the effects of a large-scale promotion surrounding Super Bowl XXXIX aimed at increasing text messaging usage. Compared to the same period of 2004, wireless regulatory and other fees increased $36.6 million in 2005, primarily due to additional Universal Service Fund (“USF”) support received by ALLTEL pursuant to its certification in twelve states as an Eligible Telecommunications Carrier (“ETC”), which accounted for $21.0 million of the overall increase in regulatory fees in 2005.

The increases in service revenues discussed above were partially offset by lower wireless airtime revenues, decreases in wireline access and toll revenues and reductions in revenues derived from telecommunications information services. Compared to the first quarter of 2004, wireless airtime revenues decreased $8.0 million in the first quarter of 2005, primarily due to the effects of customers migrating to rate plans with a larger number of packaged minutes. For a flat monthly service fee, such rate plans provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. Primarily as a result of the loss of wireline access lines, wireline local service and network access and toll revenues decreased $14.2 million in the first quarter of 2005 compared to the same period a year ago. Telecommunications information services revenues decreased $9.5 million in the three months ended March 31, 2005 compared to the same prior year period due to the loss of one of ALLTEL’s remaining unaffiliated wireline services customers during 2004.

Product sales increased $32.1 million, or 16 percent, in the three months ended March 31, 2005, as compared to the same period in 2004. The increase in product sales in 2005 was primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications.

Cost of services increased $65.5 million, or 12 percent, in the three month period ended March 31, 2005, as compared to the same period in 2004. The wireless property acquisitions accounted for $7.5 million of the overall increase in cost of services in 2005. In addition to the effects of the acquisitions, cost of services for the first quarter of 2005 reflected increases in network-related costs of $27.4 million for the wireless operations due to increased network traffic caused by customer growth, increased customer minutes of use and expansion of network facilities. In addition, cost of services for the first quarter of 2005 reflected increased wireless customer service expenses of $10.0 million, primarily due to additional costs associated with ALLTEL’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Cost of services for the 2005 period also included $19.8 million of incremental costs primarily related to a change in accounting for operating leases. Certain of the Company’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, the Company had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The effects of this change, which are included in corporate expenses, were not material to the Company’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold increased $24.5 million, or 10 percent, in the first quarter of 2005, as compared to the same period of 2004. The increase was consistent with the growth in product sales and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors. In addition, the wireless property acquisitions previously discussed accounted for $2.5 million of the overall increase in cost of products sold in 2005. Selling, general, administrative and other expenses increased $32.2 million, or 9 percent, in the three month period ended March 31, 2005, as compared to the same period in 2004. The acquisitions of wireless properties accounted for $5.7 million of the overall increase in selling, general, administrative and other expenses in 2005. Selling, general, administrative and other operating expenses also reflected increased advertising costs associated with a large-scale promotion surrounding Super Bowl XXXIX that was aimed at increasing text messaging usage. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred to comply with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other operating expenses in 2005. Depreciation and amortization expense increased $19.9 million, or 6 percent, in the 2005 period as compared to the same period in 2004, primarily related to the growth in wireless plant in service and the effects of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of ALLTEL’s customers for new products and services. The effects of the wireless property acquisitions also accounted for $2.2 million of the overall increase in depreciation and amortization expense in 2005.

Operating income increased $74.5 million, or 19 percent, in the three month period ended March 31, 2005 compared to the same period of 2004, primarily due to growth in wireless segment income resulting from increased revenues and sales and a reduction in total customer acquisition costs due to the effects of vendor rebates and a decline in gross customer additions. Operating income comparisons for the first quarter of 2005 were also favorably affected by the effects of restructuring and other charges incurred during the first quarter of 2004, as further discussed below. These increases were partially offset by a reduction in wireline segment income primarily attributable to a loss in access lines. The changes in wireless and wireline segment income in 2005 are further discussed below under “Results of Operations by Business Segment”.

Restructuring and Other Charges
A summary of the restructuring and other charges recorded during the three months ended March 31, 2004 was as follows:

(Millions)
Severance and employee benefit costs	$22.6
Relocation costs	4.8
Lease and contract termination costs	(1.5)
Write-down in carrying value of certain facilities	24.8
Other exit costs	1.1

Total restructuring and other charges	$51.8

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its competitive local exchange carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, ALLTEL recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and ALLTEL. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of March 31, 2005, the Company had paid $22.6 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed. During the first quarter of 2004, ALLTEL also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. In the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial, Inc. (“Fidelity National”).

At March 31, 2005, the remaining unpaid liability related to ALLTEL’s integration and restructuring activities consisted of severance and employee-related expenses of $0.1 million, relocation expenses of $0.1 million and lease and contract termination costs of $0.3 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 to 24 months and will be funded from operating cash flows. (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the restructuring and other charges.)

Non-Operating Income, Net
	Three Months Ended
	March 31,
(Millions)	2005	2004

Equity earnings in unconsolidated partnerships	$10.7	$13.3
Minority interest in consolidated partnerships	(18.3)	(15.6)
Other income, net	120.7	4.6

Non-operating income, net	$113.1	$2.3

As indicated in the table above, non-operating income, net increased $110.8 million in the three months ended March 31, 2005, as compared to the same period in 2004. The decrease in equity earnings in unconsolidated partnerships of $2.6 million primarily reflected the effects of ALLTEL’s December 1, 2004 acquisition of a majority ownership interest in a Georgia market in which the Company previously owned a minority interest. The increase in minority interest expense of $2.7 million was consistent with the growth in wireless segment income, as further discussed below under “Results of Operations by Business Segment”, partially offset by the effects of ALLTEL’s acquisitions during the fourth quarter of 2004 and the first quarter of 2005 of additional ownership interests in wireless properties in Louisiana, Mississippi, North Carolina, Ohio and Wisconsin in which the Company owned a majority interest. The increase of $116.1 million in other income, net in the three month period of 2005 primarily reflected increased dividend income earned on the Company’s investment in Fidelity National common stock. On March 9, 2005, Fidelity National declared a special $10 per share cash dividend to Fidelity National stockholders. The special cash dividend of $111.0 million was paid to ALLTEL on March 28, 2005. Other income, net for the first quarter of 2005 also included $1.3 million of additional interest income earned on the Company’s cash and short-term investments due to significant growth in ALLTEL’s available cash on hand and a $2.4 million gain on the sale of investments in certain limited partnerships.

Interest Expense
Interest expense decreased $5.0 million, or 5 percent, in the three months ended March 31, 2005, as compared to the same period in 2004. The decrease primarily reflected the effects on interest expense resulting from the repayment of a $250.0 million, 7.25 percent unsecured note that the Company repaid on April 1, 2004.

Income Taxes
Income tax expense increased $67.1 million, or 58 percent, in the three months ended March 31, 2005, as compared to the same period in 2004. The increase in income tax expense in 2005 was consistent with the overall increase in the Company’s income before income taxes. The Company’s effective income tax rate decreased to 36.9 percent for the three months ended March 31, 2005, compared to 37.9 percent for the corresponding period of 2004. The favorable income tax treatment of the special cash dividend received from Fidelity National contributed to the overall decrease in the effective income tax rate in the first quarter of 2005. In determining its quarterly provision for income taxes, ALLTEL uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and reflects ALLTEL’s best estimate of the ultimate outcome of tax examinations and assessments. Significant or unusual items, such as the taxes related to the special cash dividend received from Fidelity National discussed above, are separately recognized in the quarter in which they occur.

Net Income and Earnings per Share
Net income increased $123.2 million, or 65 percent, and basic earnings per share and diluted earnings per share increased 70 percent and 69 percent, respectively, in the first quarter of 2005 compared to the same period of 2004. The increases in net income and earnings per share primarily reflected the special cash dividend received from Fidelity National and the favorable comparative effects of the restructuring and other charges incurred during the first quarter of 2004. Growth in wireless segment income attributable to an increase in revenues and sales and a reduction in total customer acquisition costs due to the effects of vendor rebates and a decline in gross customer additions also contributed to the growth in net income and earnings per share in the first quarter of 2005. These increases were partially offset by a reduction in wireline segment income primarily attributable to a loss in access lines. The changes in wireless and wireline segment income in 2005 are further discussed below under “Results of Operations by Business Segment”.

Average Common Shares Outstanding
The average number of common shares outstanding decreased 3 percent in the three month period ended March 31, 2005 compared to the same period of 2004. The decrease primarily reflected the effects of the Company’s repurchase of approximately 11.2 million of its common shares during 2004, as further discussed below under “Cash Flows-Financing Activities”, partially offset by additional shares issued upon the exercise of options granted under ALLTEL’s employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Communications-Wireless Operations
	Three Months Ended
	March 31,
(Millions, customers in thousands)	2005	2004

Revenues and sales:
Service revenues	$1,274.4	$1,115.5
Product sales	77.6	69.0

Total revenues and sales	1,352.0	1,184.5

Costs and expenses:
Cost of services	405.7	355.7
Cost of products sold	148.8	144.6
Selling, general, administrative and other	322.4	295.8
Depreciation and amortization	203.5	177.5

Total costs and expenses	1,080.4	973.6

Segment income	$271.6	$210.9

Customers	8,801.3	8,181.2
Average customers	8,704.6	8,089.9
Gross customer additions (a)	723.7	737.4
Net customer additions (a)	174.8	157.7
Market penetration	13.8%	13.3%
Postpay customer churn	1.72%	1.93%
Total churn	2.11%	2.40%
Retail minutes of use per customer per month (b)	547	432
Retail revenue per customer per month (c)	$45.31	$42.56
Average revenue per customer per month (d)	$48.80	45.96
Cost to acquire a new customer (e)	$306	$299

Notes:

(a)	Includes the effects of acquisitions and dispositions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that ALLTEL’s customers use on both the Company’s network and while roaming on other carriers’ networks.

Notes to Communications-Wireless Operations Table, Continued:

(c)	Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three month periods ended March 31:

(Millions)	2005	2004

Service revenues	$1,274.4	$1,115.5
Less wholesale revenues	(91.1)	(82.7)

Total retail revenues	$1,183.3	$1,032.8

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

(e)	Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”), as reported above, by the number of internal gross customer additions in the period. Customer acquisition costs exclude amounts related to the Company’s customer retention efforts. A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows for the three month periods ended March 31:

(Millions, except customers in thousands)	2005	2004

Product sales	$(49.9)	$(52.3)
Cost of products sold	69.7	86.8
Selling and marketing expense	185.0	185.9

Total costs incurred to acquire new customers	$204.8	$220.4

Gross customer additions, excluding acquisitions	669.7	737.4

Cost to acquire a new customer	$306	$299

During the twelve months ended March 31, 2005, the total number of wireless customers served by ALLTEL increased by more than 620,000 customers, or 8 percent. As previously discussed, on February 28, 2005, the Company completed the purchase of wireless properties from PS Cellular, and during the fourth quarter of 2004, ALLTEL purchased wireless properties in Florida, Georgia, Louisiana, Mississippi, North Carolina, Ohio and Wisconsin. The acquired properties accounted for approximately 146,000 of the overall increase in wireless customers during the twelve month period ended March 31, 2005. Excluding the effects of acquisitions, net wireless customer additions were approximately 121,000 in the first quarter of 2005. Improved sales of ALLTEL’s Simple Freedom prepay service offering also contributed to customer growth in 2005. In addition, sales of ALLTEL’s higher-yield Total and National Freedom rate plans accounted for approximately 33 percent of the gross additions during the first quarter of 2005. At March 31, 2005, customers on the Company’s Total and National Freedom rate plans represented approximately 39 percent of ALLTEL’s wireless customer base. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in ALLTEL’s service areas) increased to 13.8 percent as of March 31, 2005.

The level of customer growth for the remainder of 2005 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a competitive marketplace, which is currently supporting up to seven competitors in each market. The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional services to existing customers and pursuing strategic acquisitions, such as the pending merger with Western Wireless and the exchange of wireless properties with Cingular previously discussed.

The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects). To improve customer retention, ALLTEL continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets. The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in postpay customer churn in the first quarter of 2005. Primarily due to the decline in postpay churn, total churn also decreased in the first quarter of 2005 compared to the same period of 2004.

Wireless revenues and sales increased $167.5 million, or 14 percent, and service revenues also increased 14 percent, or $158.9 million, for the three month period ended March 31, 2005 compared to the same period of 2004. The acquisitions of wireless properties previously discussed accounted for approximately $17.2 million and $18.4 million of the overall increases in service revenues and total revenues and sales in 2005, respectively. In addition to the effects of the acquisitions, access revenues increased $81.8 million in the three months ended March 31, 2005, as compared to 2004, primarily driven by nonacquisition-related customer growth and increased revenues derived from the Company’s Simple Freedom prepay and “Touch2Talk” walkie-talkie services. During the first quarter of 2005, ALLTEL enhanced its “Touch2Talk” service by adding new features and two handsets to the product mix and offering customers the same nationwide footprint for “Touch2Talk” calls that is available for their standard wireless voice and data services. Service revenues in 2005 also reflected increases in revenues earned from wireless data services, including text and picture messaging and downloadable applications, such as games, ringtones, wallpaper and office applications. Revenues from data services increased $30.3 million, or nearly 200 percent, in the first three months of 2005, as compared to same period of 2004, reflecting strong demand for these services and the effects of a large-scale promotion surrounding Super Bowl XXXIX aimed at increasing text messaging usage. The Company also launched several operational initiatives during the first quarter of 2005 including offering an industry-first pricing plan for wireless data services which allows customers to combine video, picture and text messaging services for one flat rate. In addition, ALLTEL expanded its 1XRTT data footprint and deployed EV-DO services in three markets.

Service revenues in the first quarter of 2005 also reflected increased regulatory and other fees of $36.6 million, as compared to the same period a year ago. The increase in fees in 2005 reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, which have increased consistent with the overall growth in customers and also reflected an increase in the contribution factor applicable to universal service funding. In addition, regulatory fees in 2005 also included additional USF support of $21.0 million received by ALLTEL pursuant to its certification in twelve states as an ETC. After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, ALLTEL expects to receive on a quarterly basis in 2005 net USF subsidies in its wireless business of approximately $25.0 million to $30.0 million. Growth in revenues from the sale of wireless equipment protection plans and automotive roadside assistance services also contributed to the growth in service revenues during the first quarter of 2005. Revenues from these services increased $8.2 million compared to the prior year, reflecting continued demand for these services. Wholesale wireless revenues also increased $6.5 million in the first quarter of 2005 from 2004, primarily due to strong growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on ALLTEL’s wireless network.

The increase in service revenues in 2005 attributable to increased access revenues from customer growth including the effects of acquisitions, additional revenues earned from data services, increased regulatory and other fees, and growth in wholesale revenues was partially offset by a decline of $8.0 million in airtime and retail roaming revenues. In addition, revenues derived from sales of enhanced features, including caller identification, call waiting, and voice mail, decreased by $9.3 million in the first quarter of 2005, as compared to the same period in 2004. The decreases in airtime, retail roaming and feature revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes that, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include at no extra charge unlimited weekend, nighttime and mobile-to-mobile minutes and certain enhanced features.

Primarily due to ALLTEL’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies, average revenue per customer per month and retail revenue per customer per month both increased 6 percent from a year ago to $48.80 and $45.31, respectively. Growth in service revenues and average revenue per customer per month in 2005 will depend upon ALLTEL’s ability to effectively integrate acquired operations and maintain market share in an increasingly competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Product sales increased $8.6 million, or 12 percent, in the three month period ended March 31, 2005, as compared to the same period a year ago. The wireless property acquisitions accounted for $1.2 million of the overall increase in product sales in 2005. In addition to the effects of the acquisitions, product sales increased in 2005 primarily due to higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications.

Cost of services increased $50.0 million, or 14 percent, in the first quarter of 2005, as compared to the same period of 2004. The wireless property acquisitions accounted for approximately $7.5 million of the overall increase in cost of services in 2005. In addition to the effects of the acquisitions, cost of services for 2005 also reflected higher network-related costs of $27.4 million, resulting from increased network traffic due to non-acquisition related customer growth, increased minutes of use and expansion of network facilities. Cost of services in 2005 also included increased regulatory fees of $5.8 million related to various regulatory mandates, including USF, consistent with the growth in revenues derived from regulatory fees discussed above. In addition, cost of services in 2005 also reflected increased wireless customer service expenses of $10.0 million, primarily reflecting additional costs associated with ALLTEL’s retention efforts focused on improving customer satisfaction and reducing postpay churn.

Cost of products sold increased $4.2 million, or 3 percent, for the three month period ended March 31, 2005, as compared to the same period in 2004. The wireless property acquisitions accounted for $2.5 million of the overall increase in cost of products sold in 2005. In addition to the effects of the acquisitions, cost of products sold increased primarily due to increased sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts. These increases were partially offset by the effects of additional vendor rebates earned by ALLTEL for attaining specified purchase volumes with the Company’s wireless handset vendors.

Selling, general, administrative and other operating expenses increased $26.6 million, or 9 percent, in the first quarter of 2005, as compared to the same period of 2004. The wireless property acquisitions accounted for $5.7 million of the overall increase in these expenses in 2005. In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses reflected increased advertising costs associated with a large-scale promotion surrounding Super Bowl XXXIX that was aimed at increasing text messaging usage. Increased insurance premiums related to the Company’s employee medical and dental plans and additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other operating expenses in 2005.

Depreciation and amortization expense increased $26.0 million, or 15 percent, for the three month period ended March 31, 2005 compared to the same period of 2004. Depreciation and amortization expense increased in 2005 primarily due to growth in wireless plant in service and the effects of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of ALLTEL’s customers for new products and services. Additionally, the wireless property acquisitions accounted for $2.2 million of the overall increase in depreciation and amortization expense in 2005.

Primarily as a result of growth in revenues and sales discussed above, wireless segment income increased $60.7 million, or 29 percent, for the three month period ended March 31, 2005, as compared to the same period in 2004. In addition, wireless segment income comparisons for 2005 also reflected the favorable effects on customer acquisition costs due to vendor rebates and a 9 percent decline in gross customer additions (excluding acquisitions) from the same period a year ago, as further discussed below.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increase in cost to acquire a new customer in the first quarter of 2005 primarily reflected the unfavorable effects of allocating the total customer acquisition costs over a lower number of gross customer additions as compared to the same period of 2004. The increase in cost to acquire a new customer resulting from proportionately lower gross customer additions was partially offset by improved margins on the sales of wireless handsets primarily attributable to the effects of vendor rebates. For the three months ended March 31, 2005 and 2004, approximately 62 percent and 67 percent, respectively, of the gross customer additions came through ALLTEL’s internal distribution channels. ALLTEL’s internal sales distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although ALLTEL intends to manage the costs of acquiring new customers throughout the remainder of 2005 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

A summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2004:

(Millions)
Severance and employee benefit costs	$8.8
Relocation costs	3.2
Lease and contract termination costs	0.5
Write-down in carrying value of certain facilities	0.7
Other exit costs	0.4

Total restructuring and other charges	$13.6

Regulatory Matters-Wireless Operations

Regulatory Oversight
ALLTEL is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but, they are entitled to address certain consumer protection matters concerning wireless service providers. Recently, various state public service commissions have attempted to expand their role in regulating wireless service beyond basic consumer protection. At this time, the Company cannot estimate the impact that increased state regulatory oversight would have on its operations in the event state public service commissions were successful.

Telecommunications Law Modernization
In 1996, Congress passed the Telecommunications Act of 1996 (“the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring incumbent local exchange carriers (“ILECs”) to sell portions of their networks to “competitors” at reduced wholesale rates. The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and voice-over-Internet-protocol (“VoIP”). Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. This “patchwork” regulatory approach unfairly advantages certain companies and disadvantages others, which impedes market-based competition where service providers, regardless of technology, exchange telecommunications traffic between their networks and are competing for the same customers.

A Federal legislative telecommunications modernization effort is currently underway. The alternatives under consideration range from rewriting the 96 Act in its entirety to addressing only broadband services and VoIP. The Company strongly supports telecommunications modernization but, at this time, cannot predict the outcome of this effort.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal universal service fund (“USF”) and are required to contribute to some state universal service funds. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an Eligible Telecommunications Carrier (“ETC”).

In 2004, the Company received ETC approval for certain of its properties in Alabama, Arkansas, Florida, Georgia, Kansas, Louisiana, Michigan, Mississippi, North Carolina, Virginia, West Virginia and Wisconsin. The Company began receiving USF support associated with ETC certifications in Arkansas, Michigan, Mississippi, West Virginia and Wisconsin in the first quarter of 2004, and for Alabama, Florida, Georgia, Kansas, Louisiana, North Carolina and Virginia in the fourth quarter of 2004. The Communications Act and FCC regulations require that universal service receipts be used for the provision, maintenance and improvement of the networks used to provide the services supported by the fund. Additionally, the Company accepted certain federal and state reporting requirements as a condition of the ETC certifications. As of March 31, 2005, the Company is compliant with the FCC regulations and all of the federal and state reporting requirements. ALLTEL received approximately $25.5 million of gross USF subsidies in the first quarter of 2005 related to the ETC certifications and net USF subsidies of approximately $24.0 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. ALLTEL expects to receive net USF subsidies of between $25.0 million and $30.0 million for each of the remaining quarters in 2005. ALLTEL is currently evaluating seeking ETC certification in additional markets.

The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and structural changes within the telecommunications industry. The structural changes include an increase in the number of ETCs receiving money from the USF and a migration of customers from wireline service providers to providers using alternative technologies, like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.

On March 17, 2005, the FCC issued an Order strengthening the conditions for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory in all cases where the FCC is responsible for determining if a requesting telecommunications carrier is granted ETC status. The FCC encouraged state regulatory agencies responsible for evaluating ETC applications to follow the new standards when reviewing ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide five-year network construction plans including annual progress reports; (2) demonstrate how their networks will function in emergencies; (3) explain how they will satisfy consumer and quality standards; (4) offer “local-usage” comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a market. The new standards are not expected to affect the Company’s universal service receipts.

The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the Anti-Deficiency Act (the “ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. Congress is currently contemplating a permanent solution to the ADA issues without harming the universal service program participants.

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. A phase one-enabled PSAP is generally one that is capable of receiving and utilizing the number and cell site location data transmitted by the carrier. ALLTEL has generally complied with the phase one requirements and provides service to phase one capable PSAPs. As a result of certain technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances and in accordance with the rules, been extended by mutual agreement between ALLTEL and the particular PSAPs involved.

In phase two, CMRS carriers like ALLTEL that have opted for a handset-based solution must determine the location of the caller within fifty meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls. The phase two requirements were set to begin by October 1, 2001, but, because of certain technology and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier. On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 emergency implementation rules as they applied to the Company (the “FCC Order”). The FCC Order provides for a phased-in deployment of Automatic Location Identification (“ALI”) capable network or handset-based technology that began on March 1, 2003. ALI capability permits more accurate identification of the caller’s location by PSAPs. Under the FCC Order, the Company was required to: (1) begin selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensure that, as of May 31, 2003, at least 25 percent of all new handsets activated were ALI-capable; (3) ensure that, as of November 30, 2003, at least 50 percent of all new handsets activated were ALI-capable; (4) ensure that, as of May 31, 2004, 100 percent of its digital handsets activated were ALI-capable; and (5) ensure that penetration of ALI-capable handsets among its customers would reach 95 percent no later than December 31, 2005. ALLTEL began selling ALI-capable handsets in June 2002 and, to date, has complied with the handset deployment thresholds under the FCC’s Order or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. Based on the current pace of customer migration to ALI-capable handsets, including the additional subscribers acquired through recent acquisitions, ALLTEL may have difficulty complying with the December 31, 2005 requirement to be 95 percent penetrated without incurring a significant increase in its operating costs.

On April 1, 2005, the FCC released an order disposing of numerous E-911 waiver requests that had been filed by Tier III wireless carriers. While stressing the importance of E-911 compliance, the FCC provided certain of these carriers with greater latitude to comply with handset deployment dates and to accommodate transitions to alternative digital technologies. While it is uncertain how the April 1, 2005 order may affect the FCC’s consideration of a waiver request filed by a larger carrier, the order indicates FCC flexibility on E-911 compliance matters where the requesting carrier has made a detailed showing of special circumstances and provided a detailed proposal with a realistic path to future compliance.

Local Number Portability
CMRS providers in the top 100 markets were required by the FCC to implement wireless local number portability (“WLNP”), which permits customers to retain their existing telephone number when switching to another telecommunications carrier, by November 24, 2003 (and, for all other markets, by May 24, 2004, or six months after the carrier receives its first request to port, whichever is later). Additionally, on November 10, 2003, the FCC released a decision providing guidance on number porting between wireline and wireless carriers, referred to as “intermodal porting”.

The FCC required local exchange carriers (“LECs”) in the top 100 markets, beginning on November 24, 2003 (and beginning on May 24, 2004 for all other markets), to port numbers to wireless carriers where the coverage area of the wireless carrier (i.e., the area in which the wireless carrier provides service) overlaps the geographic location of the rate center in which the wireline number resides. The Commission’s November 10, 2003 order was appealed by the United States Telecom Association (“USTA”), along with certain rural telephone companies to the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”). The D.C. Circuit Court subsequently upheld the FCC’s decision as to the validity of the intermodal porting obligation, but remanded and stayed the effectiveness of the November 2003 order with regard to the smallest LECs as the FCC had not conducted a proper assessment of the order’s impact to small businesses under the Regulatory Flexibility Act. To date, the volume of intermodal porting requests processed by the Company for wireless customers has not been significant. In addition, various state public service commissions have granted the requests of rural LECs to suspend their obligations to port numbers to wireless carriers.

CALEA
The Communications Assistance for Law Enforcement Act (“CALEA”) requires wireless and wireline carriers to ensure that their networks have the capability and capacity to accommodate law enforcement agencies’ lawful intercept requests. The FCC has imposed various obligations and compliance deadlines, with which ALLTEL has either complied or, in accordance with CALEA, filed a request for an extension of time. On August 18, 2004, the U.S. Department of Justice (“DOJ”) objected to ALLTEL’s pending extension request relating to the Company’s packet-mode services insofar as that extension request relates to ALLTEL’s “Touch2Talk” walkie-talkie service. While the Company’s “Touch2Talk” service is compliant with CALEA standards, ALLTEL is scheduling additional testing with the Federal Bureau of Investigation to demonstrate compliance and to identify any further concerns respecting ALLTEL’s CALEA compliance. In response to a petition filed by the DOJ and other federal agencies, the FCC initiated a rulemaking in August 2004 to adopt new rules under CALEA pertaining to wireless and wireline carriers’ packet mode communications services, including Internet protocol (“IP”) based services. The FCC concurrently issued a declaratory ruling concerning the appropriate treatment of push-to-talk services under CALEA. Rules or precedents adopted as a result of these proceedings could impose new costs and obligations on ALLTEL and other carriers. The Company’s packet services network requires a modest upgrade to be fully compliant with CALEA standards for packet requests from Law Enforcement. The cost of the upgrade is immaterial and will not adversely affect the Company’s operations.

Inter-carrier Compensation
Under the Act and the FCC’s rules, wireless telecommunications carriers are entitled to receive reciprocal compensation from LECs for calls transmitted from the LECs’ networks and terminated on the wireless carriers’ networks. Additionally, wireless carriers are not precluded from receiving access charges from interexchange carriers for CMRS originated interexchange traffic pursuant to contract. Presently, the Company’s wireless operations do not bill access charges to interexchange carriers. In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC proposed a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charges. On March 3, 2005, the FCC issued a further notice of proposed rulemaking on inter-carrier compensation matters in which the FCC solicited comment on a number of alternative compensation proposals submitted by various industry participants. Various LECs have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks. Finally, on February 4, 2005, the FCC issued a declaratory ruling and order in response to petitions from various wireless carriers seeking a determination as to the validity of wireless traffic termination tariffs filed by some LECs as a method for establishing compensation obligations for wireless carriers. The FCC prohibited the use of wireless traffic termination tariffs on a prospective basis, amended its rules accordingly, and provided that both LEC and CMRS carriers are entitled to initiate interconnection negotiations pursuant to the Act. The outcome of the FCC and state proceedings could change the way ALLTEL receives compensation from, and remits compensation to, other carriers as well as its wireless customers. At this time, ALLTEL cannot determine the extent and timing of the changes and the related financial impact the changes would have on its wireless revenues and expenses.

Wireless Spectrum
The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including auctions. In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. The Company’s evaluation of opportunities as a result of these proceedings and decisions is ongoing.

Customer Billing
In response to a petition filed by the National Association of State Utility Consumer Advocates, the FCC issued an order and further rulemaking on its truth in billing and billing format proceeding. In the order, the FCC applied to CMRS carriers the obligation to ensure that the descriptions of line items on customer bills are clear and not misleading and to reiterate that the representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The FCC also made a declaratory ruling that state regulations requiring or prohibiting the use of line items on CMRS carriers’ bills were preempted in favor of federal authority pursuant to Section 332 (c) of the Communications Act. In the further rulemaking, the FCC will consider additional CMRS billing regulations that would require: (1) government-mandated charges to be segregated from discretionary charges; (2) the combination of certain charges into single categories; and (3) that carriers must disclose the full rate for service, including discretionary charges and charges imposed by government mandates, to consumers at the point of sale prior to the execution of any service contract. The Company expects the outcome of the FCC’s further rulemaking to have a minimal impact on its billing and marketing efforts.

Communications-Wireline Operations
	Three Months Ended
	March 31,
(Dollars in millions, except per customer amounts, access lines in thousands)	2005	2004

Revenues and sales:
Local service	$272.7	$280.0
Network access and long-distance	260.9	260.7
Miscellaneous	60.0	58.8

Total revenues and sales	593.6	599.5

Costs and expenses:
Cost of services	181.0	172.9
Cost of products sold	7.0	5.2
Selling, general, administrative and other	63.8	60.9
Depreciation and amortization	127.3	132.3

Total costs and expenses	379.1	371.3

Segment income	$214.5	$228.2

Access lines in service (excludes broadband lines)	2,983.3	3,089.7
Average access lines in service	2,994.7	3,092.3
Average revenue per customer per month (a)	$66.08	$64.62

Notes:

(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of the Company’s ILEC, CLEC and Internet operations. Wireline revenues and sales decreased $5.9 million, or 1 percent, for the three months ended March 31, 2005 compared to the same period of 2004. Customer access lines decreased more than 3 percent during the twelve month period ended March 31, 2005, reflecting declines in both primary and secondary access lines. During the first quarter of 2005, the Company lost approximately 26,000 access lines, primarily due to the effects of wireless and broadband substitution for ALLTEL’s wireline services. The Company expects the number of access lines served by its wireline operations to continue to be adversely affected by wireless and broadband substitution throughout the remainder of 2005.

To slow the decline of revenue in 2005, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and broadband data transport services. Deployment of broadband service is an important strategic initiative for ALLTEL. During the three month period ended March 31, 2005, ALLTEL added 40,000 broadband customers, increasing the Company’s broadband customer base to 283,000 customers, or 14 percent of the Company’s addressable access lines. The growth in the Company’s broadband customers more than offset the decline in customer access lines discussed above.

Local service revenues decreased $7.3 million, or 3 percent, for the three months ended March 31, 2005, as compared to the same period in 2004. Local service revenues in the first quarter of 2005 reflected reductions in basic service access line revenues of $7.9 million as compared to 2004, consistent with the overall decline in access lines discussed above. The decline in local service revenues attributable to access line loss was partially offset by growth in revenues derived from the sales of enhanced features and equipment protection plans, which increased $1.6 million in the first quarter of 2005, as compared to the same period in 2004, reflecting continued demand for these products and services.

Network access and long-distance revenues increased slightly in the first quarter of 2005, as compared to the same period a year ago. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased by $6.3 million in 2005, as compared to 2004. The decline in network access and long-distance revenues attributable to access line loss was offset by a slight increase in federal USF funding and growth in revenues derived from data services, which increased $6.0 million in 2005, as compared to 2004, reflecting increased demand for high-speed data transport services.

Miscellaneous revenues primarily consist of charges for Internet services, directory advertising, customer premise equipment sales and rentals, and billing and collection services provided to long-distance customers. Miscellaneous revenues increased $1.2 million, or 2 percent, in the three month period ended March 31, 2005, as compared to the same period in 2004. Primarily driven by growth in broadband customers, revenues from the Company’s Internet operations increased $3.9 million in the first quarter of 2005, as compared to the first quarter of 2004. Increased sales and rentals of customer premise equipment of $1.9 million, reflecting continued customer demand for these products, also contributed to the growth in miscellaneous revenues in 2005. The increases in miscellaneous revenues attributable to growth in the Company’s Internet operations and customer premise equipment sales and rentals were partially offset by a decline in directory advertising revenues of $4.1 million, primarily due to a change in the number and mix of directories published.

Primarily due to broadband customer growth and increased sales of enhanced features, average revenue per customer per month increased 2 percent in the first quarter of 2005, as compared to the same period in 2004. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and enhanced features to new and existing customers.

Cost of services increased $8.1 million, or 5 percent, in the three months ended March 31, 2005, as compared to the same period of 2004. During the first quarter of 2005, ALLTEL incurred approximately $3.2 million of incremental costs related to work force reductions in the Company’s wireline business. Cost of services in 2005 also included additional customer service expenses attributable to the growth in broadband customers, specifically the costs associated with subsidizing broadband-capable modems, and higher overtime and maintenance costs incurred due to inclement weather. These increases in cost of services were partially offset by a decline in interconnection expenses of $2.1 million in 2005 compared to 2004 consistent with the decreases in toll revenues and access lines discussed above.

Cost of products sold increased $1.8 million, or 35 percent, in the three months ended March 31, 2005, as compared to the same period in 2004, consistent with the increase in sales and rentals of customer premise equipment discussed above. Selling, general, administrative and other expenses increased $2.9 million, or 5 percent, in the first quarter of 2005, as compared to the same period of 2004, primarily due to higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 and higher insurance premiums related to the Company’s employee medical and dental plans. Depreciation and amortization expense decreased $5.0 million, or 4 percent, in the three month period ended March 31, 2005, as compared to the same period a year ago. The decrease in depreciation and amortization expense in 2005 primarily resulted from a reduction in depreciation rates for the Company’s Nebraska operations, reflecting the results of a triennial study of depreciable lives completed by ALLTEL in the second quarter of 2004 as required by the Nebraska Public Service Commission.

Wireline segment income decreased $13.7 million, or 6 percent, for the three months ended March 31, 2005 compared to the same period of 2004. The decrease in segment income primarily resulted from the decline in revenues and sales due to the loss of access lines and the adverse effects of increased operating expenses related to the growth in broadband customers, higher overtime and employee benefit costs and the incremental expenses associated with work force reductions discussed above.

A summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2004:

(Millions)
Severance and employee benefit costs	$11.2
Relocation costs	1.4
Lease and contract termination costs	(1.9)
Other exit costs	0.7

Total restructuring and other charges	$11.4

Accounting for Regulated Entities
Except for the Kentucky properties acquired in 2002 and the Nebraska operations acquired in 1999, ALLTEL’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the regulated ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. On a quarterly basis, ALLTEL reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate. Many of the Company’s ILEC operations have begun to experience competition in their local service areas. Sources of competition to ALLTEL’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), VoIP providers and providers using other emerging technologies. Through March 31, 2005, this competition has not had a material adverse effect on the results of operations of ALLTEL’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If ALLTEL’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations. The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $174.7 million as of March 31, 2005. At this time, ALLTEL does not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, ALLTEL currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law. Upon discontinuance of SFAS No. 71, ALLTEL would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Regulatory Matters-Wireline Operations
With the exception of the acquired Nebraska and Kentucky operations, ALLTEL’s ILEC operations are subject to an authorized rate-of-return at the federal jurisdictional level. The acquired Nebraska and Kentucky operations are subject to price-cap regulation that allows a greater degree of pricing flexibility than is afforded to ALLTEL’s rate-of-return operations. Companies meeting certain criteria had the option to elect price-cap regulation as part of a FCC order issued in May 2000 (the “CALLS” plan). The CALLS plan is set to expire in July 2005, and as of March 31, 2005, the FCC had not established a successor mechanism for regulating price-cap regulated companies following the expiration of the CALLS plan. At this time, ALLTEL believes that the FCC will likely extend the CALLS plan beyond the prescribed July 2005 expiration date.

Telecommunications Law Modernization
In 1996, Congress passed the 96 Act, which significantly changed the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring ILECs to sell portions of their networks to “competitors” at reduced wholesale rates. The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and VoIP. Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. This “patchwork” regulatory approach unfairly advantages certain companies and disadvantages others, which impedes market-based competition where service providers, regardless of technology, exchange telecommunications traffic between their networks and are competing for the same customers.

A Federal legislative telecommunications modernization effort is currently underway. The alternatives under consideration range from rewriting the 96 Act in its entirety to addressing only broadband services and VoIP. The Company strongly supports telecommunications modernization but, at this time, cannot predict the outcome of this effort.

State Regulation
Most states in which ALLTEL’s ILEC subsidiaries operate have alternatives to rate-of-return regulation, either through legislative or state public service commission (“PSC”) rules. The Company utilizes alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas. The staff of the Kentucky PSC challenged the small company alternative regulation plan under which a subsidiary of the Company’s presently operates. On April 28, 2005, the Kentucky PSC issued an order finding that the subsidiary would remain regulated under the small company alternative regulation plan. The Missouri PSC has ruled that the Company is not eligible for alternative regulation. However on May 5, 2005, the Missouri legislature passed an alternative regulation plan that would allow the Company to elect alternative regulation without Missouri PSC approval. The legislation is awaiting the Governor’s signature and will become law in August 2005. The Company had appealed the Missouri PSC’s previous decision and will likely withdraw its appeal once the legislation becomes law. Missouri commission’s action does not affect the Company’s local service and intrastate access rates. ALLTEL continues to evaluate alternative regulation options in markets where its ILEC subsidiaries remain subject to rate-of-return regulation.

Inter-carrier Compensation
On October 8, 2004, the FCC granted in part and denied in part a petition filed by Core Communications requesting that the FCC forbear from enforcing provisions of the FCC’s 2001 Internet Service Provider (“ISP”) Remand Order. The FCC granted forbearance from the ISP Remand Order’s growth caps and new market rule finding they were no longer in the public interest. The FCC denied forbearance from the ISP Remand Order’s rate cap and mirroring rules. Various parties have filed for reconsideration with the FCC and have appealed the decision to the D.C. Circuit Court. If the FCC’s decision in this Order is upheld, the Company is likely to incur additional costs for delivering ISP-bound traffic to competitive wireline service providers. Although ALLTEL has not fully quantified the effects of this Order, the Company believes that the additional expense would not likely exceed $10.0 million annually.

On March 3, 2005, the FCC released a further notice of proposed rulemaking addressing inter-carrier compensation. Under this proposed rulemaking, the FCC requested comment on several alternative inter-carrier compensation proposals. Although the further notice draws no tentative conclusion, both the original rulemaking and views of the FCC staff favor a “bill and keep” compensation methodology under which each telecommunications carrier would be required to recover all of its costs to originate and terminate telecommunications traffic from its end-user customers rather than charging other carriers. The outcome of this proceeding is likely to change the way ALLTEL receives compensation from, and remits compensation to, other carriers and its end user customers. Until this proceeding concludes and the changes to the existing rules are established, if any, ALLTEL cannot estimate the impact of the changes on its ILEC revenues and expenses or when the changes would occur.

Universal Service
The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and structural changes within the telecommunications industry. The structural changes include the increase in the number of ETCs receiving money from the USF and a migration of customers from wireline service providers to providers using alternative technologies like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism governing compensation for rural telephone companies for the ensuing five years. The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on their embedded costs. On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the FCC’s rules as they pertain to rural telephone companies and to determine what changes, if any, should be made to the existing high-cost support mechanism when the interim funding program expires in June 2006. The Joint Board sought comment on such a mechanism on August 16, 2004, but has taken no further action. In the event a new mechanism is not established for rural carriers prior to the expiration of the plan, the FCC will likely extend the interim mechanism currently in place. In addition, the Joint Board sought comment on whether companies operating multiple distinct geographic market areas within a state should consolidate them for purposes of calculating universal service support. If the FCC implements this proposal, ALLTEL’s universal service revenues would be reduced from their current level by approximately $15.0 million annually. The Company cannot estimate the impact of the potential change from embedded cost to another methodology until a specific alternative methodology is determined.

On March 17, 2005, the FCC issued an Order strengthening the standards required for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory in all cases where the FCC is responsible for determining if a requesting telecommunications carrier is granted ETC status. The FCC encouraged state regulatory agencies responsible for evaluating ETC applications to follow the new standards when reviewing ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide five-year network construction plans including annual progress reports; (2) demonstrate how their networks will function in emergencies; (3) explain how they will satisfy consumer and quality standards; (4) offer “local-usage” comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a market. The new standards will not have any financial impact on ALLTEL’s wireline universal service funding.

As previously discussed under “Regulatory Matters – Wireless Operations”, the FCC mandated that, effective October 1, 2004, USAC must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the ADA, the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program.

Emerging Competitive Technologies - VoIP
A number of carriers have begun offering voice telecommunications services utilizing Internet protocol as the underlying means for transmitting those calls. This service, commonly known as VoIP, is challenging existing regulatory definitions and raising questions concerning how such services should be regulated, if at all. Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have indicated that the FCC preempts the states with respect to jurisdiction. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The FCC indicated that the cost of the public switched telephone network should be borne equitably by the users and requested comment on the specific regulatory requirements that should be extended to IP-enabled service providers, including requirements relating to E-911, disability accessibility, inter-carrier compensation and universal service. Although the FCC’s rulemaking regarding IP-enabled services remains pending, the FCC has adopted a series of related orders establishing broad parameters for the regulation of those services. Specifically, on February 12, 2004, the FCC released an order declaring Pulver.com’s “free” IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a telecommunications service, but rather was an unregulated information service subject to federal jurisdiction. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T’s IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, was a regulated telecommunications service subject to payment of interstate access charges to LECs. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation should be subject to federal rather than state jurisdiction. Several state commissions have filed appeals of the FCC’s Vonage decision to various federal appellate courts. Other aspects of the Vonage petition for declaratory ruling, including how the service should be classified for regulatory purposes, remain pending and are likely to be addressed in the IP-enabled services proceeding.

In 2004, the FCC initiated a rulemaking regarding the regulatory framework for implementing CALEA and tentatively concluded that CALEA should apply to VoIP services. If the FCC determines that IP-enabled services are not subject to similar levels of regulatory requirements compared to existing interexchange and local exchange carriers, including contributions to federal and state universal service programs, inter-carrier compensation, federal and state tax obligations and quality of service metrics, the Company’s regulated local exchange operations will be at a competitive disadvantage. Until the FCC issues its decision in these proceedings, the Company cannot determine the impact on its operations.

Broadband
During the first quarter of 2002, the FCC initiated a rulemaking to evaluate the appropriate framework for broadband access to the Internet over wireline facilities. In the notice of proposed rulemaking, the FCC tentatively concluded that wireline broadband Internet access should be classified as an “information service” rather than a telecommunications service and, therefore, should not be subject to common carrier regulation. The FCC sought comments on this tentative conclusion, but has not reached a final order. In a related proceeding released March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service. The FCC sought comment on whether there are legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access and cable modem service, but has not reached a final order. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) rejected the FCC’s classification of cable modem service as solely an unregulated “information service”, finding a portion of the service to be a telecommunications service. The FCC appealed, and the case is presently before the Supreme Court. A decision by the Supreme Court is expected in the summer of 2005. It is uncertain whether cable modem service will ultimately fall under common carrier regulation of the 96 Act, similar to wireline broadband services and whether cable companies will be required to provide nondiscriminatory access to their networks. At this time, ALLTEL cannot estimate what impact, if any, these broadband proceedings may have on its ILEC operations.

Unbundled Network Elements
On August 21, 2003, the FCC released its Triennial Review Order whereby the FCC adopted new rules governing the obligations of ILECs to unbundle certain elements of their local networks (“UNEs”) for use by competitors. The 96 Act entitles CLECs to purchase UNEs from ILECs at discounted rates in order to offer competitive telecommunications service using a portion, or all, of the ILECs existing network. On March 2, 2004, the D.C. Circuit Court overturned key portions of the FCC’s August 2003 Triennial Review Order. The D.C. Circuit Court’s decision vacated a nationwide impairment standard, which determines the markets where ILECs must offer UNEs to CLECs, as well as the FCC’s delegation of authority to the states, while generally upholding ILEC broadband relief. The D.C. Circuit Court’s decision was to become effective on May 3, 2004. On March 31, 2004, the FCC commissioners urged carriers to begin private commercial negotiations to resolve issues surrounding competitor’s access to unbundled network elements. To provide additional time for these negotiations, the FCC requested and the court granted a 45-day extension to June 15, 2004 of the May 3, 2004 effective date of the D.C. Circuit Court’s decision to vacate the UNE rules. The Supreme Court denied all petitions for review. On February 4, 2005, the FCC released the Triennial Review Remand Order in response to the D.C. Circuit Court’s vacature of the FCC’s previous August 2003 Order. The FCC’s February 2005 Order establishes permanent rules related to ILECs’ obligations to offer UNEs to its competitors. The Order is not expected to have a material financial impact to the Company’s wireline operations.

On September 15, 2003, the FCC launched its first comprehensive review of the rules that establish wholesale pricing of UNEs. The notice of proposed rulemaking sought comment on a variety of UNE and resale pricing-related issues and on a proposal to make total element long-run incremental cost methodology (“TELRIC”) rules more closely account for the “real-world” attributes of the incumbent carrier’s network. The FCC has not issued an Order in this proceeding, but if this proposal were adopted, the result would likely be increased UNE prices. The Company cannot estimate the impact, if any, this proceeding will have on its wireline operations.

Local Number Portability
Section 251(b) of the Communications Act, as amended, requires that LECs provide local number portability to any requesting telecommunications carrier. Wireless carriers are generally defined as “telecommunications carriers” and are eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”. As previously discussed under “Regulatory Matters – Wireless Operations”, on November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues which was subsequently appealed to the D.C. Circuit Court. The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 MSAs and on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs. The majority of the Company’s wireline operations are conducted in markets below the top 100 MSAs and were subject to the later May 24, 2004 implementation date for intermodal porting. The appeals have been disposed of by the D.C. Circuit Court in a manner that does not affect ALLTEL’s obligations as an ILEC and, to date, intermodal porting has not had a significant impact on the Company’s wireline operations.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and ALLTEL cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services Operations
	Three Months Ended
	March 31,
(Millions, except customers in thousands)	2005	2004

Revenues and sales:
Product distribution	$120.6	$99.1
Long-distance and network management services	72.6	79.0
Directory publishing	26.3	26.2
Telecommunications information services	5.2	14.7

Total revenues and sales	224.7	219.0

Costs and expenses:
Cost of services	56.3	66.0
Cost of products sold	133.1	114.8
Selling, general, administrative and other	14.9	13.2
Depreciation and amortization	8.5	8.5

Total costs and expenses	212.8	202.5

Segment income	$11.9	$16.5

Long-distance customers	1,793.1	1,707.7

Communications support services revenues and sales increased $5.7 million, or 3 percent, for the three months ended March 31, 2005, as compared to the same period a year ago. As noted in the table above, the increase in revenues and sales in 2005 reflected growth in sales of telecommunications and data products, partially offset by declines in revenues earned from long-distance and network management services and telecommunications information services. Sales of telecommunications and data products increased $21.5 million in the first quarter of 2005, as compared to the same period in 2004 driven by increased sales to non-affiliates of $24.4 million, primarily reflecting increased sales of higher priced wireless handsets that include advanced features and that are capable of various data applications to retailers and other distributors. The increase in sales to non-affiliates was partially offset by a decrease in sales to affiliated customers of $2.9 million, primarily due to a reduction in capital expenditures by the Company’s wireline operations.

Revenues attributable to long-distance and network management services declined $6.4 million in the three month period in 2005, as compared to the same period in 2004. Although the number of long-distance customers served increased during the twelve month period ended March 31, 2005, revenues derived from external customers decreased $1.5 million, primarily due to the effects of customers migrating to packaged rate plans. In response to competitive pressures, ALLTEL has introduced in its long-distance markets packaged rate plans that provide customers with unlimited calling for one flat monthly rate. Revenues earned from affiliates for network management services also decreased $4.9 million, primarily due to a reduction in intercompany billing rates effective January 1, 2005. Telecommunications information services revenues decreased $9.5 million in the three months ended March 31, 2005, as compared to the same period in 2004 due to the loss of one of ALLTEL’s remaining unaffiliated wireline services customers during 2004.

Although revenues and sales increased in the first quarter of 2005 compared to the same period in 2004, communications support services segment income decreased primarily due to lower profit margins realized by the product distribution and telecommunications information services operations. Profit margins for the product distribution operations decreased in 2005 compared to 2004 due to a shift in the mix of products sold to non-affiliates, as a proportionately higher percentage of these sales consisted of lower margin wireless handsets. Profit margins for the telecommunications information services operations were adversely affected by the loss of a customer during 2004, as the associated revenue decline outpaced the corresponding reduction in operating expenses due to the continuance of overhead and other fixed operating costs.

A summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income were as follows for the three months ended March 31, 2004:

(Millions)
Severance and employee benefit costs	$0.5
Relocation costs	0.1

Total restructuring and other charges	$0.6

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Three Months
	Ended March 31,
(Millions, except per share amounts)	2005	2004

Cash flows from (used in):
Operating activities	$778.7	$551.5
Investing activities	(307.7)	(201.8)
Financing activities	(67.5)	(370.3)
Effect of exchange rate changes	—	0.2

Change in cash and short-term investments	$403.5	$(20.4)

Total capital structure (a)	$12,839.4	$12,785.0
Percent of equity to total capital (b)	56.4%	54.0%
Book value per share (c)	$23.93	$22.38

Notes:

(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.

(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.

(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows-Operating Activities
Cash provided from operations continued to be ALLTEL’s primary source of liquidity. Cash provided from operations for the three months ended March 31, 2005 increased $227.2 million, or 41 percent, compared to the same period of 2004. The increase in cash provided from operations reflected the overall increase in the Company’s earnings from continuing operations, receipt of the $111.0 million special cash dividend on the Company’s investment in Fidelity National common stock previously discussed and favorable changes in working capital requirements. The favorable changes in working capital requirements primarily resulted from timing differences in the payment of accounts payable and income taxes, including amounts attributable to the special cash dividend.

Cash Flows-Investing Activities
Capital expenditures continued to be ALLTEL’s primary use of capital resources. Capital expenditures for the three months ended March 31, 2005 were $254.9 million compared to $207.2 million for the same period in 2004. Capital expenditures in both years were incurred to construct additional network facilities, to deploy 1XRTT data technology in the Company’s existing and acquired wireless markets and to expand ALLTEL’s network coverage of its Internet, broadband, and “Touch-2-Talk” communications service offerings. Capital expenditures for the three months ended March 31, 2005 also included the Company’s investment in wireless EV-DO technology. During the first quarter of 2005, ALLTEL launched EV-DO service in three markets, and the Company expects to deploy EV-DO technology in 6 to 10 additional markets in 2005. The Company funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the three months ended March 31, 2005 were $11.1 million compared to $8.0 million for the same period in 2004. The Company expects capital expenditures, including capitalized software development costs, to be approximately $1.3 to $1.4 billion for 2005, which will be funded primarily from internally generated funds.

Cash outlays for the purchase of property for the three months ended March 31, 2005 were $51.8 million, of which $48.3 million related to the purchase of wireless properties in Alabama and Georgia from PS Cellular, as previously discussed. During the first quarter of 2005, ALLTEL also acquired for $3.5 million in cash additional ownership interests in wireless properties in Wisconsin in which the Company owned a majority interest. There were no cash outlays for the purchase of property during the three months ended March 31, 2004.

Investing activities for the three month periods ended March 31, 2005 and 2004 also included proceeds from the return on investments of $7.8 million and $20.3 million, respectively. These amounts primarily consisted of cash distributions received from ALLTEL’s wireless minority investments.

Cash Flows-Financing Activities
Dividend payments remain a significant use of capital resources for ALLTEL. Common and preferred dividend payments were $105.7 million and $115.5 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in dividend payments in 2005 primarily reflected ALLTEL’s prefunding of $9.2 million of the first quarter 2005 dividend payments on December 30, 2004. The remaining portion of the first quarter 2005 dividend payments of $105.7 million was funded by ALLTEL on January 3, 2005. In October 2004, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.37 to $.38 per share, raising the annual dividend rate to $1.52 per share. The Company expects to continue the payment of cash dividends during the balance of 2005.

The Company has a five-year $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. The Company incurred no borrowings under the revolving credit agreement during either the first quarter of 2005 or 2004. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. ALLTEL classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. During the first quarter of 2005, the maximum amount of borrowings outstanding under the commercial paper program was $100.0 million, of which $50.0 million remained outstanding at March 31, 2005. Conversely, ALLTEL incurred no borrowings under the commercial paper program during the first quarter of 2004, and there were no commercial paper borrowings outstanding at either December 31, 2004 or 2003. Commercial paper borrowings were incurred during the first quarter of 2005 to fund general corporate requirements. The net increase in commercial paper borrowings from December 31, 2004 of $50.0 million represented all of the long-term debt issued during the first quarter of 2005.

Retirements of long-term debt were $1.9 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. Cash flows from financing activities also included distributions to minority investors, which amounted to $12.7 million and $16.2 million for the three months ended March 31, 2005 and 2004, respectively.

On January 22, 2004, ALLTEL’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two year period ending December 31, 2005. Under the repurchase plan, ALLTEL may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors. Sources of funding the stock buyback program include available cash on hand, operating cash flows and borrowings under ALLTEL’s commercial paper program. During 2004, ALLTEL repurchased 11.2 million of its common shares at a total cost of $595.3 million under this plan, of which 4.8 million shares were repurchased during the three months ended March 31, 2004 at a cost of $243.0 million. ALLTEL did not repurchase any of its common shares during the first quarter of 2005.

Liquidity and Capital Resources
ALLTEL believes it has sufficient cash and short-term investments on hand ($888.4 million at March 31, 2005) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends, and funding the stock repurchase program. Sources of funding available to the Company to finance the $1.0 billion cash portion of the pending merger transaction with Western Wireless and the $1.2 billion of term loans outstanding under the Western Wireless credit facility that become due immediately upon the closing of the merger would include: (1) cash proceeds of $1.4 billion to be received by ALLTEL on May 17, 2005 from the sale of ALLTEL common stock to holders of the Company’s equity units, as further discussed below under “Obligation to Sell Shares of ALLTEL Common Stock” and (2) borrowings under the Company’s commercial paper program, of which $1.45 billion was available for issuance at March 31, 2005. Additional sources of funding available to ALLTEL include: (1) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at March 31, 2005 and (2) additional debt securities issued in the private placement market.

ALLTEL’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were unchanged from December 31, 2004 and were as follows:

Standard
Description	Moody’s	& Poor’s	Fitch

Commercial paper credit rating	Prime-1	A-1	F1
Long-term debt credit rating	A2	A	A
Outlook	Stable	Negative	Stable

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

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, ALLTEL maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of March 31, 2005, the Company’s total debt to capitalization ratio was 43.5 percent. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $6,340.2 million at March 31, 2005. There are no restrictions on the payment of dividends among members of ALLTEL’s consolidated group.

At March 31, 2005, current maturities of long-term debt were $673.8 million and included a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005 and 7.50 percent senior notes representing an aggregate principal amount of $450.0 million due March 1, 2006. The Company expects to fund the payment of the $200.0 million note at maturity through either available cash on hand, operating cash flows or commercial paper borrowings. On March 3, 2005, the Company notified the trustee of the 7.50 percent senior notes of its intention to redeem all of the issued and outstanding senior notes on April 8, 2005 at a redemption price equal to the greater of (a) 100 percent of the principal amount of the senior notes and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes discounted to April 8, 2005 on a semiannual basis at the comparable U.S. Treasury rate (the 1.625 percent U.S. Treasury due February 28, 2006), plus 30 basis points, plus, in each case, accrued and unpaid interest thereon to April 8, 2005. On April 8, 2005, the Company redeemed the 7.50 percent senior notes at a total cost of $468.4 million. ALLTEL funded the redemption using available cash on hand, which included $350.0 million of proceeds from the sale of ALLTEL’s investment in Fidelity National common stock completed on April 6, 2005, as further discussed in Note 13 to the unaudited interim consolidated financial statements.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2005, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

ALLTEL does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any material arrangement requiring ALLTEL to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Obligation to Sell Shares of ALLTEL Common Stock
In August 2002, ALLTEL sold 27.7 million equity units in an underwritten public offering. Each equity unit consists of a corporate unit, with a $50 stated amount comprised of a purchase contract and a $50 principal amount senior note. The purchase contract obligates the holder to purchase, and obligates ALLTEL to sell, on May 17, 2005, for $50, a variable number of newly-issued common shares of ALLTEL common stock. The number of ALLTEL shares issued will be determined at the time the purchase contracts are settled based upon the twenty-day average closing stock price of ALLTEL’s common stock for the period April 15, 2005 to May 12, 2005. If the twenty-day average price of ALLTEL’s common stock is equal to or less than $49.50, then ALLTEL will deliver 1.0101 shares to the holder of the equity unit. If the twenty-day average price of ALLTEL’s common stock is greater than $49.50 but less than $60.39, then ALLTEL will deliver a fraction of shares equal to $50 divided by the twenty-day average price of ALLTEL’s common stock. Finally, if the twenty-day average price of ALLTEL’s common stock is equal to or greater than $60.39, then ALLTEL will deliver 0.8280 shares to the holder. Accordingly, upon settlement of the purchase contracts on May 17, 2005, ALLTEL will receive proceeds of $1,385.0 million and will deliver between 22.9 million and 28.0 million common shares in the aggregate.

The $50 principal amount senior notes become payable on May 17, 2007 and accrue interest through May 17, 2005 at an initial annual rate of 6.25 percent. On February 17, 2005, ALLTEL completed a remarketing of the senior notes that reset the annual interest rate on the notes to 4.656 percent for periods subsequent to May 17, 2005. The proceeds of the remarketed senior notes were used to purchase a portfolio of U.S. Treasury securities that have been pledged to secure the corporate unit holders’ obligations under the purchase contract component of the corporate unit.

Critical Accounting Policies
ALLTEL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In its Annual Report on Form 10-K for the year ended December 31, 2004, ALLTEL identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing the Company’s consolidated financial statements. These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets and accounting for current and deferred income taxes. There have been no material changes to ALLTEL’s critical accounting policies during the three month period ended March 31, 2005.

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

Recently Issued Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On March 25, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107, which summarizes the staff’s views regarding the interaction between SFAS

No. 123(R) and certain SEC rules and regulations and provides additional guidance regarding the valuation of share-based payment arrangements for public companies. On April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the date public companies are required to comply with the provisions of SFAS No. 123(R), such that calendar year companies will now be required to comply with the Standard beginning January 1, 2006. ALLTEL is currently assessing the impact of adopting SFAS No. 123(R), as interpreted by SAB 107, to its consolidated results of operations.

On March 31, 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building’s useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. ALLTEL is currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

ALLTEL CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at March 31, 2005 are similar to the market risks discussed in ALLTEL’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign exchange rates. ALLTEL has estimated its market risk using sensitivity analysis. For marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices. For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below. Actual results may differ from these estimates.

Equity Price Risk
Changes in equity prices primarily affect the fair value of ALLTEL’s investments in marketable equity securities. Fair value for investments was determined using quoted market prices, if available, or the carrying amount of the investment, if no quoted market price was available. At March 31, 2005, investments of the Company were recorded at fair value of $668.2 million, compared to $804.9 million at December 31, 2004. The decrease in fair value primarily reflected the decreased market value of the Fidelity National common stock acquired by ALLTEL in connection with the April 1, 2003 sale of its financial services division. As previously discussed, on March 9, 2005, Fidelity National declared a special $10 per share cash dividend payable to Fidelity National stockholders on March 28, 2005. Following payment of this special dividend, the fair market value of the Fidelity National common stock declined by an amount approximately equal to the value of the special dividend. At March 31, 2005, the fair market value of the marketable equity securities held by ALLTEL, consisting solely of the Fidelity National common shares, amounted to $369.1 million and included unrealized holding gains of $61.2 million. Comparatively, investments in marketable equity securities at December 31, 2004 and March 31, 2004 were $511.8 million and $444.9 million, respectively, and included unrealized holding gains of $153.9 million and $110.3 million, respectively. A hypothetical 10 percent decrease in quoted market prices would result in a $36.9 million decrease in the fair value of the Company’s marketable equity securities at March 31, 2005. As further discussed in Note 13 to the unaudited interim consolidated financial statements, on April 6, 2005, ALLTEL sold its investment in Fidelity National common stock and received proceeds of approximately $350.0 million.

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

As of March 31, 2005, the Company had entered into six, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed interest rate payments to variable. The maturities of the six interest rate swaps range from March 1, 2006 to November 1, 2013. The weighted average fixed rate received by ALLTEL on these swaps is 5.5 percent, and the variable rate paid by ALLTEL is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by ALLTEL was 2.7 percent at March 31, 2005. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pretax earnings by approximately $10.5 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pretax earnings by approximately $10.5 million. As further discussed in Note 13 to the unaudited interim consolidated financial statements, on April 8, 2005, concurrent with the early redemption of $450.0 million 7.50 percent senior notes, ALLTEL also terminated the interest rates swap agreement that was scheduled to mature on March 1, 2006.

Foreign Exchange Risk
The Company’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity. Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three months ended March 31, 2005 and 2004. Additionally, the Company is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	On January 23, 2004, the Company announced a $750.0 million stock repurchase plan which expires on December 31, 2005. During 2004, the Company repurchased 11.2 million shares of its common stock at a total cost of $595.3 million, or an average cost of $52.93 per share. No repurchases were made under this plan during the first quarter of 2005. As of March 31, 2005, remaining amounts that may be repurchased under this plan were $154.7 million.

Item 6. Exhibits and Reports on Form 8-K

See the exhibits specified on the Index of Exhibits located at Page 40.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION

(Registrant)

/s/ Jeffery R. Gardner

Jeffery R. Gardner
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
May 6, 2005

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits
4(a)(1)	Amendment No. 1 to January 30, 1997 Rights Agreement dated as of February 2, 2005 between Computershare Investor Services, LLC and ALLTEL Corporation.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a) Filed herewith.