Form 10-K/A
period 2004-12-31
ALLTEL CORP
filed 2005-06-21
CIK 65873

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

Explanatory Note

ALLTEL Corporation is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was previously filed with the Securities and Exchange Commission on February 10, 2005. The Form 10-K is being amended to replace Exhibits 31(a) and 31(b), the certifications required by Exchange Act Rules 13a-14(a).  The Exhibits 31(a) and 31(b) filed on February 10, 2005, inadvertently omitted the introductory language in paragraph 4 that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting.

Except for the amendments to Exhibits 31(a) and 31(b), this amendment does not update or modify in any way the disclosures in ALLTEL's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of ALLTEL's Form 10-K on February 10, 2005.

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

Although DSL services have been a source of revenue and access line growth for the Company in 2004, 2003 and 2002, that service offering experiences competition from other broadband service providers, including cable television and satellite transmission service providers. Under the FCC's recent decision in its Triennial Review proceeding, as further discussed below under the caption ''Local Service - Regulation'' on page 14, it appears that the Company's provisioning of broadband DSL services will be largely deregulated. In addition, a number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls. This service, commonly know as VoIP telephony, is

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

WIRELINE OPERATIONS (continued)

COMPETITION (continued)

challenging existing regulatory definitions. As further discussed below under the caption ''Network Access Services – Regulation'' on page 17, on February 12, 2004, the FCC adopted a Notice of Proposed Rulemaking that will consider the appropriate regulatory treatment of Internet-enabled communications services and address which regulatory requirements, for example, those relating to E-911, disability accessibility, access charges, and universal service, should be extended to Internet-enabled services. The results of the FCC's proceedings related to VoIP could have a significant effect on the Company's wireline operations.

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
The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2004, included in the Financial Supplement, which is incorporated by reference herein:

Financial
Supplement
Page Number
Management's Report on Internal Control Over Financial Reporting	F-40
Report of Independent Registered Public Accounting Firm	F-41 - F-42
Consolidated Statements of Income - for the years ended December 31, 2004, 2003 and 2002	F-43
Consolidated Balance Sheets — as of December 31, 2004 and 2003	F-44
Consolidated Statements of Cash Flows - for the years ended December 31, 2004, 2003 and 2002	F-45
Consolidated Statements of Shareholders' Equity - for the years ended December 31, 2004, 2003 and 2002	F-46
Notes to Consolidated Financial Statements	F-47 to F-77

		Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	28
	Schedule II. Valuation and Qualifying Accounts	29

3.	Exhibits:
	Exhibit Index	30-36

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

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLTEL Corporation
Registrant

By	/s/ Jeffery R. Gardner	Date: June 21, 2005

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

EXHIBIT INDEX

Number and Name

(2)(a)	Agreement and Plan of Merger, dated as of January 9, 2005, by and among ALLTEL Corporation, Western Wireless Corporation and Wigeon Acquisition LLC (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K, dated January 11, 2005).	*

(3)(a)(1)	Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, l990).	*

(a)(2)	Amendment No. 1 to Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Annex F of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(b)	Bylaws of ALLTEL Corporation (As amended as of January 29, 1998) (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1997).	*

(4)(a)	Rights Agreement dated as of January 30, l997, between ALLTEL Corporation and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated February 3, 1997, filed with the Commission on February 4, 1997).	*

(b)	The Company agrees to provide to the Commission, upon request, copies of any agreement defining rights of long-term debt holders.	*

(c)	Indenture dated as of March 7, 1996, between 360° Communications Company and Citibank, N.A., as Trustee (the ''1996 360° Indenture'') (incorporated herein by reference to Exhibit 4.2 to 360° Communications Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).	*

(d)	Form of 7 1/2% Senior Note Due 2006 issued under the 1996 360° Indenture (incorporated herein by reference to Exhibit 4.1 to 360° Communications Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).	*

(e)	First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(e) to Form 10-Q for the period ended March 31, 2003).	*

(f)	Indenture dated as of March 1, 1997, between 360° Communications Company and Citibank, N.A., as Trustee (the ''1997 360° Indenture'') (incorporated herein by reference to Exhibit 4.6 to 360° Communications Company's Current Report on Form 8-K dated March 17, 1997).	*

(g)	Form of 7.60% Senior Note Due 2009 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.7 to 360° Communications Company's Current Report on Form 8-K dated March 17, 1997).	*

(h)	Form of 6.65% Senior Note Due 2008 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.8 to 360° Communications Company's Current Report on Form 8-K dated January 13, 1998).	*

(i)	First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(i) to Form 10-Q for the period ended March 31, 2003).	*

(10)(a)(1)	Five Year Revolving Credit Agreement dated as of July 28, 2004, between ALLTEL Corporation and Bank of America, N.A., JPMorgan Chase Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc., Citicorp USA, Inc., KeyBank National Association, Wachovia Bank, National Association, and Barclays Bank PLC (incorporated herein by reference to Form 10-Q for the period ended June 30, 2004).	*

*	Incorporated herein by reference as indicated.
***	Previously filed in ALLTEL's original 2004 Annual Report on Form 10-K.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(b)(1)	Agreement by and between ALLTEL Corporation and Joe T. Ford effective as of July 26, 2001 (incorporated herein by reference to Exhibit 10(b)(4) to Form 10-K for the fiscal year ended December 31, 2001).	*

(b)(2)	Employment Agreement by and between ALLTEL Corporation and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-Q for the period ended September 30, 2003).	*

(c)(1)	Change in Control Agreement by and between the Company and Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).	*

(c)(1)(a)	Amendment to Change in Control Agreement by and between the Company and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(10) to Form 10-Q for the period ended September 30, 2003).	*

(c)(2)	Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(2)(a)	Amendment to Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(2)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(3)	Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of January 30, 1997 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(3)(a)	Amendment to Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(3)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(4)	Change in Control Agreement by and between the Company and Francis X. Frantz effective as of October 24, 1994 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1994).	*

(c)(4)(a)	Amendment to Change in Control Agreement by and between the Company and Francis X. Frantz effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(4)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(5)	Change in Control Agreement by and between the Company and Jeffery R. Gardner effective as of January 28, 1999 (incorporated herein by reference to Exhibit 10(c)(8) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(5)(a)	Amendment to Change in Control Agreement by and between the Company and Jeffery R. Gardner effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(5)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(6)	Change in Control Agreement by and between the Company and Keith A. Kostuch effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

(c)(7)	Change in Control Agreement by and between the Company and C.J. Duvall Jr. effective as of January 22, 2004 (incorporated herein by reference to Exhibit 10(c)(7)(a) to Form 10-Q for the period ended June 30, 2004).	*

*	Incorporated herein by reference as indicated.
***	Previously filed in ALLTEL's original 2004 Annual Report on Form 10-K.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(c)(8)	Change in Control Agreement by and between the Company and Sharilyn S. Gasaway effective as of January 22, 2004 (incorporated herein by reference to Exhibit 10(c)(8)(a) to Form 10-Q for the period ended June 30, 2004).	*

(c)(9)	Change in Control Agreement by and between the Company and Scott H. Settelmyer effective as of January 22, 2004 (incorporated herein by reference to Exhibit 10(c)(9)(a) to Form 10-Q for the period ended June 30, 2004).	*

(d)	Split-dollar Life Insurance Agreement by and between the Company and Francis X. Frantz effective as of March 1, 1994 (incorporated herein by reference to Exhibit 10(d)(2) to Form 10-K for the fiscal year ended December 31, 1994).	*

(e)(1)	Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(e)(2)	Amendment No. 1 to Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan effective October 23, 2003 (incorporated herein by reference to Exhibit (e)(2) to Form 10-K for the fiscal year ended December 31, 2003).	*

(f)(1)	Executive Deferred Compensation Plan of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).	*

(f)(2)	Amendment No. 1 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 29, 1998 (incorporated herein by reference to Exhibit 10(f)(2) to Form 10-K for the fiscal year ended December 31, 1997).	*

(f)(3)	Amendment No. 2 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 23, 1998 (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(4)	Amendment No. 3 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 28, 1999 (incorporated herein by reference to Exhibit 10(f)(4) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(5)	Amendment No. 4 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 21, 1999 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(6)	Amendment No. 5 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(7)	Deferred Compensation Plan for Directors of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).	*

(f)(8)	Amendment No. 1 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 1996).	*

(f)(9)	Amendment No. 2 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(9) to Form 10-K for the fiscal year ended December 31, 2002).	*

*	Incorporated herein by reference as indicated.
***	Previously filed in ALLTEL's original 2004 Annual Report on Form 10-K.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(f)(10)	ALLTEL Corporation 1999 Nonemployee Directors Stock Compensation Plan (as Amended and Restated effective January 22, 2004)(incorporated herein by reference to Exhibit (f)(10) to Form 10-K for the fiscal year ended December 31, 2003).	*

(f)(11)	ALLTEL Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(f)(12)	Amendment No. 1 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(11) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(13)	Amendment No. 2 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(12) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(14)	ALLTEL Corporation 1998 Directors' Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).	*

(f)(15)	Amendment No. 1 to the ALLTEL Corporation 1998 Directors' Deferred Compensation Plan, effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(14) to Form 10-K for the fiscal year ended December 31, 2002).	*

(g)(1)	ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).	*

(g)(2)	First Amendment to ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit 10(g)(3) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(3)	ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit A to Proxy Statement dated March 4, 1994).	*

(g)(4)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(5)	ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, 1994).	*

(g)(6)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 1996).	*

(g)(7)	Second, Third and Fourth Amendments to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(8) to Form 10-K for the fiscal year ended December 31, 2000).	*

(g)(8)	ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(g)(9)	First and Second Amendments to ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(g)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

*	Incorporated herein by reference as indicated.
***	Previously filed in ALLTEL's original 2004 Annual Report on Form 10-K.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(g)(10)	ALLTEL Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Appendix C to Proxy Statement dated March 5, 2001).	*

(h)(1)	Amended and Restated 360° Communications Company 1996 Equity Incentive Plan (incorporated herein by reference to Form S-8 (File No. 333-88923) of ALLTEL Corporation filed with the Commission on October 13, 1999).	*

(h)(2)	Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan (incorporated herein by reference to Form S-8 (File No. 333-88907) of ALLTEL Corporation filed with the Commission on October 13, 1999).	*

(i)(1)	ALLTEL Corporation Performance Incentive Compensation Plan as amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).	*

(i)(2)	Amendment No. 1 to ALLTEL Corporation Performance Incentive Compensation Plan, effective January 29, 1998 (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended December 31, 1997).	*

(j)(1)	ALLTEL Corporation Long-Term Performance Incentive Compensation Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).	*

(j)(2)	Amendment No. 1 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan as amended and restated effective January 1, 1993 (incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).	*

(j)(3)	Amendment No. 2 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998 (incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended December 31, 1997).	*

(k)(1)	ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

(k)(2)	Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(k)(3)	Amendment No. 2 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(k)(4)	Amendment No. 3 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended June 30, 2003).	*

(k)(5)	Amendment No. 4 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(9) to Form 10-Q for the period ended June 30, 2004).	*

(k)(6)	Amendment No. 5 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(7)	Amendment No. 6 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

*	Incorporated herein by reference as indicated.
***	Previously filed in ALLTEL's original 2004 Annual Report on Form 10-K.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(k)(8)	Amendment No. 7 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(7) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(9)	Amendment No. 8 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(10)	Amendment No. 9 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	***

(k)(11)	Amendment No. 10 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	***

(k)(12)	Amendment No. 11 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	***

(1)(1)	ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l) to Form 10-Q for the period ended March 31, 2002).	*

(l)(2)	Amendment No. 1 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(l)(3)	Amendment No. 2 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(3) to Form 10-K for the fiscal year ended December 31, 2003).	*

(l)(4)	Amendment No. 3 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(4) to Form 10-K for the fiscal year ended December 31, 2003).	*

(l)(5)	Amendment No. 4 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(l)(6)	Amendment No. 5 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	***

(m)	ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*

(n)(1)	Amended and Restated ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*

(n)(2)	First Amendment to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(n)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(1)	ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2001).	*

(o)(2)	Amendment No. 1 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(o)(3)	Amendment No. 2 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

*	Incorporated herein by reference as indicated.
***	Previously filed in ALLTEL's original 2004 Annual Report on Form 10-K.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(o)(4)	Amendment No. 3 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ended June 30, 2003).	*

(o)(5)	Amendment No. 4 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(o)(6)	Amendment No. 5 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(o)(7)	Amendment No. 6 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-Q for the period ended June 30, 2004).	*

(o)(8)	Amendment No. 7 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	***

(11)	Statement Re: Computation of per share earnings.	***

(12)	Statement Re: Computation of ratios.	***

(21)	Subsidiaries of ALLTEL Corporation.	***

(23)	Consent of PricewaterhouseCoopers LLP.	(a)

(24)	Power of attorney.	***

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
***	Previously filed in ALLTEL's original 2004 Annual Report on Form 10-K.
(a)	Filed herewith.

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

In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC's spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. The Company's evaluation of opportunities created as a result of these decisions is on going.

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

On September 13, 2004, the FCC released its Interim UNE Order requiring incumbent ILECs to maintain the status quo through March 13, 2005 and indicated that it would release permanent rules prior to that date. Under the interim rules, ILECs are required to provide mass-market switching, enterprise market loops and dedicated transport under the same rates, terms and conditions as in effect on June 15, 2004. If permanent rules are not adopted by March 13, 2005, UNE rates generally would increase by 15 percent for existing CLEC customers for a six-month period ending September 13, 2005. In both cases, the interim rates would be discarded if and when the FCC adopts permanent UNE rules. Various parties have filed an appeal of the Interim UNE Order and a writ of mandamus to strike down the Interim UNE Order and order the FCC to adopt compliant rules, both of which remain pending before the D.C. Circuit. On December 15, 2004, the FCC adopted permanent UNE rules, although the text of the order has not been released. These permanent rules appear to eliminate UNE-P as a CLEC entry strategy by dropping mass market switching from the required list of UNEs and reduce CLEC access to high-capacity loops and transport based on economic conditions in relevant wire centers. These permanent rules apparently will establish a twelve-month transition for most of the UNEs being eliminated. Until these scenarios unfold and the proceeding has worked its way through the courts, the ultimate impact of the Triennial

Review proceeding and permanent UNE rules on ALLTEL's ILEC operations cannot be determined, however it is not expected to be material.

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

As of December 31, 2004, ALLTEL had cumulative unrecognized actuarial losses of $226.9 million, compared to $181.7 million at December 31, 2003. These actuarial losses are included in the calculation of the Company's annual pension expense subject to the following amortization methodology. Unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized into pension expense on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active plan participants (approximately 14 years at December 31, 2004). In applying this amortization method, the estimated pension expense of $40.2 million for 2005 includes $30.6 million of the unrecognized actuarial loss at December 31, 2004.

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

A reconciliation of the total business segments to the applicable amounts in the Company's consolidated financial statements was as follows as of and for the years ended December 31:

(Millions)	2004	2003	2002

Revenues and sales:
Total business segments	$8,421.7	$8,123.5	$7,265.6
Less: intercompany eliminations(1)	(175.6)	(143.6)	(153.2)

Total revenues and sales	$8,246.1	$7,979.9	$7,112.4

Income from continuing operations before income taxes:
Total business segment income	$2,008.9	$1,958.3	$1,825.1
Corporate operations	(36.4)	(41.3)	(35.5)
Restructuring and other charges	(50.9)	(19.0)	(69.9)
Equity earnings in unconsolidated partnerships	68.5	64.4	65.8
Minority interest expense in consolidated partnerships	(80.1)	(78.6)	(73.4)
Other income, net	34.5	11.0	2.3
Interest expense	(352.5)	(378.6)	(355.1)
Gain on disposal of assets, write-down of investments and other	–	17.9	1.0

Total income from continuing operations before income taxes	$1,592.0	$1,534.1	$1,360.3

Depreciation and amortization expense:
Total business segments	$1,289.6	$1,233.7	$1,081.0
Corporate operations	10.1	14.0	14.5

Total depreciation and amortization expense	$1,299.7	$1,247.7	$1,095.5

Assets:
Total business segments	$15,420.1	$15,405.4	$15,294.7
Corporate assets(2)	1,201.2	1,319.3	458.2
Assets held for sale	–	–	538.3
Less: elimination of intercompany receivables	(17.6)	(63.6)	(46.6)

Total assets	$16,603.7	$16,661.1	$16,244.6

Capital expenditures:
Total business segments	$1,116.4	$1,137.0	$1,149.6
Corporate operations	9.0	0.7	5.2

Total capital expenditures	$1,125.4	$1,137.7	$1,154.8

Notes: (1)	See ''Transactions with Certain Affiliates'' in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

(2)	Corporate assets consist of cash and short-term investments, fixed assets, investments in equity securities and other assets not allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments, Continued:

Supplemental information pertaining to the Communications Support Services segment was as follows for the years ended December 31:

(Millions)	2004	2003	2002

Revenues and sales from unaffiliated customers:
Product distribution	$306.5	$275.1	$215.2
Long-distance and network management services	188.0	198.7	179.0
Directory publishing	155.9	122.6	119.1
Telecommunications information services	41.8	108.9	119.1

	$692.2	$705.3	$632.4

Intercompany revenues and sales:
Product distribution	$114.7	$132.3	$156.1
Long-distance and network management services	116.9	121.4	137.2
Directory publishing	–	–	–
Telecommunications information services	–	–	–

	$231.6	$253.7	$293.3

Total revenues and sales:
Product distribution	$421.2	$407.4	$371.3
Long-distance and network management services	304.9	320.1	316.2
Directory publishing	155.9	122.6	119.1
Telecommunications information services	41.8	108.9	119.1

Total communications support services revenues and sales	$923.8	$959.0	$925.7

17.	Quarterly Financial Information – (Unaudited):

	For the year ended December 31, 2004
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st

Revenues and sales	$8,246.1	$2,139.7	$2,103.1	$2,042.1	$1,961.2
Operating income	$1,921.6	$501.2	$517.8	$507.8	$394.8
Income from continuing operations	$1,026.7	$270.6	$303.7	$262.6	$189.8
Discontinued operations	19.5	–	19.5	–	–

Income before cumulative effect of accounting change	$1,046.2	$270.6	$323.2	$262.6	$189.8
Cumulative effect of accounting change	–	–	–	–	–

Net income	$1,046.2	$270.6	$323.2	$262.6	$189.8
Preferred dividends	0.1	–	–	0.1	–

Net income applicable to common shares	$1,046.1	$270.6	$323.2	$262.5	$189.8

Basic earnings per share:
Income from continuing operations	$3.34	$.89	$.99	$.85	$.61
Income from discontinued operations	.06	–	.06	–	–
Cumulative effect of accounting change	–	–	–	–	–

Net income	$3.40	$.89	$1.05	$.85	$.61

Diluted earnings per share:
Income from continuing operations	$3.33	$.89	$.99	$.85	$.61
Income from discontinued operations	.06	–	.06	–	–
Cumulative effect of accounting change	–	–	–	–	–

Net income	$3.39	$.89	$1.05	$.85	$.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Financial Information – (Unaudited), Continued:

	For the year ended December 31, 2003
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st

Revenues and sales	$7,979.9	$2,013.7	$2,050.2	$2,010.2	$1,905.8
Operating income	$1,898.0	$474.1	$486.7	$471.1	$466.1
Income from continuing operations	$953.5	$258.9	$242.8	$224.2	$227.6
Discontinued operations	361.0	–	–	323.9	37.1

Income before cumulative effect of accounting change	$1,314.5	$258.9	$242.8	$548.1	$264.7
Cumulative effect of accounting change	15.6	–	–	–	15.6

Net income	$1,330.1	$258.9	$242.8	$548.1	$280.3
Preferred dividends	0.1	–	–	0.1	–

Net income applicable to common shares	$1,330.0	$258.9	$242.8	$548.0	$280.3

Basic earnings per share:
Income from continuing operations	$3.06	$.83	$.78	$.72	$.73
Income from discontinued operations	1.16	–	–	1.04	.12
Cumulative effect of accounting change	.05	–	–	–	.05

Net income	$4.27	$.83	$.78	$1.76	$.90

Diluted earnings per share:
Income from continuing operations	$3.05	$.83	$.78	$.72	$.73
Income from discontinued operations	1.15	–	–	1.03	.12
Cumulative effect of accounting change	.05	–	–	–	.05

Net income	$4.25	$.83	$.78	$1.75	$.90

Notes to Quarterly Financial Information:
A.	During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004 (see Note C below), consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. (See Note 9).

B.	During the third quarter of 2004, the IRS completed its fieldwork related to the audits of the Company's consolidated federal income tax returns for the fiscal years 1997 through 2001 and issued its proposed audit adjustments related to the periods under examination. As a result, ALLTEL adjusted its income tax contingency reserves to reflect the IRS findings, the effects of which resulted in a reduction in income tax expense associated with continuing operations of $19.7 million or $.06 per share. (See Note 2).

C.	In the first quarter of 2004, ALLTEL recorded a restructuring charge of $29.3 million related to a planned workforce reduction and the exit of its CLEC operations in the Jacksonville, Florida market. In addition, ALLTEL recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. ALLTEL also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities. These transactions decreased net income $31.6 million or $.10 per share. (See Note 9).

D.	In the fourth quarter of 2003, the Company recorded a pretax gain of $31.0 million from the sale of certain assets and related liabilities, including customer contracts and capitalized software development costs, associated with the Company's telecommunications information services operations. This transaction increased net income $18.9 million or $.06 per share. (See Note 10.)

E.	In the second quarter of 2003, the Company recorded a restructuring charge of $8.5 million related to a planned workforce reduction, primarily resulting from the closing of certain call center locations, and recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. The Company also wrote off $13.2 million of certain capitalized software development costs that had no alternative future use or functionality. (See Note 9.) In the second quarter of 2003, ALLTEL also recorded pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships. In addition, the Company incurred pretax termination fees of $7.1 million related to the early retirement of long-term debt. These transactions decreased net income $19.8 million or $.06 per share. (See Note 10.)

F.	Effective January 1, 2003, ALLTEL adopted the measurement and recognition provisions of SFAS No. 143 in accounting for asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million, or $.05 per share. (See Note 2.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Event – Pending Merger With Western Wireless Corporation:
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