Form 10-Q
period 2005-06-30
ALLTEL CORP
filed 2005-08-09
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
      YES X     NO
Number of common shares outstanding as of July 29, 2005: 327,489,268
The Exhibit Index is located on page 44.

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS
*	No reportable information under this item.
Forward-Looking Statements
This Report on Form 10-Q includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by ALLTEL Corporation (“Alltel”) and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Alltel disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with pending acquisitions and dispositions and the integration of acquired businesses, including the integration of Western Wireless and the disposition of the Irish assets; the uncertainties related to any discussions or negotiations regarding the sale of any of the international assets, including the Austrian business; adverse changes in the terms and conditions of wireless roaming agreements of Alltel; the uncertainties related to Alltel’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.
In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share amounts)	June 30,	December 31,
Assets	2005	2004

Current Assets:
Cash and short-term investments	$2,027.7	$484.9
Accounts receivable (less allowance for doubtful accounts of $55.0 and $53.6, respectively)	929.0	912.7
Inventories	159.9	156.8
Prepaid expenses and other	89.1	62.4

Total current assets	3,205.7	1,616.8

Investments	207.1	804.9
Goodwill	5,151.9	4,875.7
Other intangibles	1,380.8	1,306.1

Property, Plant and Equipment:
Land	280.4	278.1
Buildings and improvements	1,147.1	1,134.8
Wireline	6,824.9	6,735.8
Wireless	6,057.5	5,764.0
Information processing	1,099.1	1,048.4
Other	495.4	489.9
Under construction	492.5	385.3

Total property, plant and equipment	16,396.9	15,836.3
Less accumulated depreciation	8,853.5	8,288.2

Net property, plant and equipment	7,543.4	7,548.1

Other assets	426.0	452.1

Total Assets	$17,914.9	$16,603.7

Liabilities and Shareholders’ Equity

Current Liabilities:
Current maturities of long-term debt	$222.8	$225.0
Accounts payable	422.4	448.2
Advance payments and customer deposits	219.4	219.3
Accrued taxes	286.3	158.2
Accrued dividends	124.6	105.9
Accrued interest	106.2	120.2
Other current liabilities	169.3	183.5

Total current liabilities	1,551.0	1,460.3

Long-term debt	4,954.0	5,352.4
Deferred income taxes	1,632.9	1,715.1
Other liabilities	922.0	947.2

Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 12,210 and 12,288 shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized, 327,323,194 and 302,267,959 shares issued and outstanding, respectively	327.3	302.3
Additional paid-in capital	1,577.5	197.9
Unrealized holding gain on investments	–	153.9
Foreign currency translation adjustment	0.5	0.5
Retained earnings	6,949.4	6,473.8

Total shareholders’ equity	8,855.0	7,128.7

Total Liabilities and Shareholders’ Equity	$17,914.9	$16,603.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions, except per share amounts)	2005	2004	2005	2004

Revenues and sales:
Service revenues	$1,989.2	$1,825.9	$3,887.5	$3,591.5
Product sales	270.9	216.2	498.6	411.8

Total revenues and sales	2,260.1	2,042.1	4,386.1	4,003.3

Costs and expenses:
Cost of services (excluding depreciation of $244.2, $231.7, $486.1 and $463.6, respectively, included below)	660.9	584.2	1,287.2	1,145.0
Cost of products sold	308.1	256.0	589.9	513.3
Selling, general, administrative and other	420.6	372.9	828.0	748.1
Depreciation and amortization	348.3	321.2	689.5	642.5
Restructuring and other charges	–	–	–	51.8

Total costs and expenses	1,737.9	1,534.3	3,394.6	3,100.7

Operating income	522.2	507.8	991.5	902.6

Equity earnings in unconsolidated partnerships	15.2	15.9	25.9	29.2
Minority interest in consolidated partnerships	(18.9)	(21.6)	(37.2)	(37.2)
Other income, net	8.0	2.9	128.7	7.5
Interest expense	(76.3)	(86.6)	(163.0)	(178.3)
Gain on exchange or disposal of assets and other	188.3	–	188.3	–

Income before income taxes	638.5	418.4	1,134.2	723.8
Income taxes	236.4	155.8	419.1	271.4

Net income	402.1	262.6	715.1	452.4
Preferred dividends	0.1	0.1	0.1	0.1

Net income applicable to common shares	$402.0	$262.5	$715.0	$452.3

Earnings per share:
Basic	$1.28	$.85	$2.32	$1.46
Diluted	$1.27	$.85	$2.31	$1.46

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
(Millions)	2005	2004

Cash Provided from Operations:
Net income	$715.1	$452.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	689.5	642.5
Provision for doubtful accounts	90.7	88.7
Non-cash portion of gain on exchange or disposal of assets and other	(202.2)	–
Non-cash portion of restructuring and other charges	–	25.6
Increase in deferred income taxes	6.3	145.9
Other, net	11.1	(0.2)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(105.8)	(65.6)
Inventories	(2.3)	25.8
Accounts payable	(31.3)	(75.3)
Other current liabilities	100.6	39.9
Other, net	(28.1)	(31.6)

Net cash provided from operations	1,243.6	1,248.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(611.1)	(480.5)
Additions to capitalized software development costs	(26.9)	(14.8)
Additions to investments	(0.9)	(2.5)
Purchases of property, net of cash acquired	(223.7)	–
Proceeds from the sale of assets	36.2	–
Proceeds from the sale of investments	353.4	–
Proceeds from the return on investments	20.4	36.9
Other, net	3.1	(4.2)

Net cash used in investing activities	(449.5)	(465.1)

Cash Flows from Financing Activities:
Dividends on preferred and common stock	(220.7)	(231.3)
Reductions in long-term debt	(452.9)	(252.9)
Repurchases of common stock	–	(243.0)
Distributions to minority investors	(27.0)	(32.7)
Long-term debt issued	50.0	–
Preferred stock redemptions	–	(0.1)
Common stock issued	1,399.3	6.7

Net cash provided from (used in) financing activities	748.7	(753.3)

Effect of exchange rate changes on cash and short-term investments	–	(0.1)

Increase in cash and short-term investments	1,542.8	29.6

Cash and Short-term Investments:
Beginning of the period	484.9	657.8

End of period	$2,027.7	$687.4

Non-Cash Investing and Financing Activity:
Change in fair value of investments in equity securities	$(236.8)	$23.7
Change in fair value of interest rate swap agreements	$(1.2)	$(33.4)

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Unrealized	Foreign
			Additional	Holding	Currency
	Preferred	Common	Paid-In	Gain On	Translation	Retained
(Millions)	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total

Balance at December 31, 2004	$0.3	$302.3	$197.9	$153.9	$0.5	$6,473.8	$7,128.7

Net income	–	–	–	–	–	715.1	715.1
Other comprehensive loss, net of tax: (See Note 10)
Unrealized holding losses on investments,
net of reclassification adjustments	–	–	–	(153.9)	–	–	(153.9)
Foreign currency translation adjustment	–	–	–	–	–	–	–

Comprehensive income	–	–	–	(153.9)	–	715.1	561.2

Settle purchase obligation related to equity units (See Note 4)	–	24.5	1,360.5	–	–	–	1,385.0
Employee plans, net	–	0.3	14.7	–	–	–	15.0
Restricted stock, net of unearned compensation	–	0.2	2.3	–	–	–	2.5
Tax benefit for non-qualified stock options	–	–	2.0	–	–	–	2.0
Conversion of preferred stock	–	–	0.1	–	–	–	0.1
Dividends:
Common — $.76 per share	–	–	–	–	–	(239.4)	(239.4)
Preferred	–	–	–	–	–	(0.1)	(0.1)

Balance at June 30, 2005	$0.3	$327.3	$1,577.5	$–	$0.5	$6,949.4	$8,855.0

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	General:
Basis of Presentation — The consolidated financial statements at June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.	Acquisitions:
On April 15, 2005, Alltel and Cingular Wireless LLC (“Cingular”), a joint venture between SBC Communications, Inc. and BellSouth Corporation, exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in select markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi covering approximately 2.7 million potential customers (“POPs”). Alltel also acquired 20MHz of spectrum and network assets owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana and Ohio. Alltel also paid Cingular approximately $165.0 million in cash. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. During the second quarter of 2005, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the partnership interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $335.8 million was assigned to customer list ($10.9 million), cellular licenses ($91.0 million) and goodwill ($233.9 million). The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of three years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million in the second quarter of 2005 (see Note 9) and expects to record an additional gain of $29.0 million in the third quarter of 2005 (see Note 14).

On February 28, 2005, Alltel completed the purchase of certain wireless assets from Public Service Cellular, Inc. (“PS Cellular”) for $48.3 million in cash, acquiring wireless properties with a potential service area covering approximately 900,000 POPs in Alabama and Georgia. The accompanying consolidated financial statements include the accounts and results of operations of the acquired wireless properties from the date of acquisition. During the first quarter of 2005, Alltel completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $37.9 million was assigned to customer list ($1.9 million), cellular licenses ($3.4 million) and goodwill ($32.6 million). The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of four years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.

During the first six months of 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $10.4 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $4.9 million to goodwill.

The purchase prices paid for the wireless property acquisitions discussed above were based on estimates of future cash flows of the properties acquired. Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired because the purchase of wireless properties expanded the Company’s wireless footprint into new markets in Alabama, Georgia, Kentucky, Oklahoma, Texas, Connecticut and Mississippi and added 266,000 new customers to Alltel’s communications customer base. Additionally, in the wireless properties acquired, Alltel should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

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
As of January 1, 2005, Alltel completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required. The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2005 were as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total

Balance at December 31, 2004	$3,625.8	$1,247.6	$2.3	$4,875.7
Acquired during the period	271.4	-	-	271.4
Other adjustments	4.8	-	-	4.8

Balance at June 30, 2005	$3,902.0	$1,247.6	$2.3	$5,151.9

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	June 30,	December 31,
(Millions)	2005	2004

Cellular licenses	$870.0	$775.6
Personal Communications Services licenses	79.1	79.1
Franchise rights — wireline	265.0	265.0

	$1,214.1	$1,119.7

Intangible assets subject to amortization were as follows:

	June 30, 2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$410.4	$(250.6)	$159.8
Franchise rights	22.5	(15.6)	6.9

	$432.9	$(266.2)	$166.7

	December 31, 2004
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$397.6	$(218.8)	$178.8
Franchise rights	22.5	(14.9)	7.6

	$420.1	$(233.7)	$186.4

Amortization expense for intangible assets subject to amortization was $16.7 million and $32.5 million for the three and six month periods ended June 30, 2005, compared to $15.1 million and $30.2 million for the same periods of 2004. Amortization expense for intangible assets subject to amortization is estimated to be $66.5 million in 2005, $48.9 million in 2006, $32.2 million in 2007, $23.1 million in 2008 and $8.6 million in 2009.

4.	Equity Units
During 2002, Alltel issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consisted of a corporate unit, with a $50 stated amount, comprised of a purchase contract and a $50 principal amount senior note. The purchase contract obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued common shares of Alltel common stock for $50. The number of Alltel shares issued to the holders of each equity unit to settle the purchase contract was calculated by dividing $50 by the average closing price per share of Alltel’s common stock for the 20 consecutive trading days that ended May 12, 2005. Upon settlement of the purchase contract obligation, Alltel received cash proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock in the aggregate to the holders of the equity units. The proceeds from the stock issuance were utilized to finance certain obligations associated with Alltel’s merger with Western Wireless Corporation (“Western Wireless”), as further discussed in Note 14.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	Equity Units, Continued:
The $50 principal amount senior notes become payable on May 17, 2007 and accrued interest through May 17, 2005 at an initial annual rate of 6.25 percent. On February 17, 2005, Alltel completed a remarketing of the senior notes that reset the annual interest rate on the notes to 4.656 percent for periods subsequent to May 17, 2005. The proceeds of the remarketed senior notes were used to purchase a portfolio of U.S. Treasury securities that were pledged to secure the corporate unit holders’ obligations under the purchase contract component of the corporate unit until settlement.

5.	Stock-Based Compensation:
Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For fixed stock options granted under these plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. Accordingly, Alltel does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in the three and six month periods ended June 30, 2005 or 2004. In January 2005 and 2004, the Company granted to certain senior management employees restricted stock of approximately 205,000 and 173,000 shares, respectively. The restricted shares granted in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if the Company achieves a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted in 2004 will vest in equal increments over a three-year period following the date of grant. Compensation expense related to the foregoing shares amounted to $1.6 million and $3.2 million and $0.7 million and $1.4 million for the three and six month periods ended June 30, 2005 and 2004, respectively. At June 30, 2005 and 2004, unrecognized compensation expense for the restricted shares amounted to $7.4 million and $7.1 million, respectively, and was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity. The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three and six months ended June 30:

		Three Months Ended		Six Months Ended
(Millions, except per share amounts)		2005	2004	2005	2004

Net income as reported		$402.1	$262.6	$715.1	$452.4
Add stock-based compensation expense included in net income, net of related tax effects		1.0	0.5	2.0	0.9
Deduct stock-based employee compensation expense determined under fair value method for all awards,
net of related tax effects		(6.4)	(6.3)	(13.0)	(12.9)

Pro forma net income		$396.7	$256.8	$704.1	$440.4

Basic earnings per share:	As reported	$1.28	$.85	$2.32	$1.46
	Pro forma	$1.26	$.83	$2.28	$1.42

Diluted earnings per share:	As reported	$1.27	$.85	$2.31	$1.46
	Pro forma	$1.26	$.83	$2.27	$1.42

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	Stock-Based Compensation, Continued:
Rule 4-01(a) of Regulation S-X regarding the date public companies are required to comply with the provisions of SFAS No. 123(R), such that calendar year companies will now be required to comply with the standard beginning January 1, 2006. Alltel is currently assessing the impact of adopting SFAS No. 123(R), as interpreted by SAB 107, to its consolidated results of operations.

6.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
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

	Three Months Ended		Six Months Ended
(Millions)	2005	2004	2005	2004

Benefits earned during the year	$8.3	$7.7	$16.7	$15.4
Interest cost on benefit obligation	14.6	12.9	29.2	25.9
Amortization of prior service cost	0.2	0.1	0.3	0.2
Recognized net actuarial loss	7.7	4.9	15.3	9.8
Expected return on plan assets	(20.7)	(17.6)	(41.4)	(35.2)

Net periodic benefit expense	$10.1	$8.0	$20.1	$16.1

Alltel disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $5.2 million for retirement benefits in 2005 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans. Primarily due to the timing of the required contributions to fund the supplemental retirement plans, actual contributions were $3.2 million for the six months ended June 30, 2005. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2005. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. The components of postretirement expense were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2005	2004	2005	2004

Benefits earned during the year	$0.1	$0.2	$0.2	$0.4
Interest cost on benefit obligation	3.5	4.0	7.0	7.9
Amortization of transition obligation	0.2	0.2	0.4	0.4
Amortization of prior service cost	0.5	0.4	1.0	0.8
Recognized net actuarial loss	1.7	2.2	3.4	4.4
Expected return on plan assets	-	-	-	-

Net periodic benefit expense	$6.0	$7.0	$12.0	$13.9

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense. Based on its understanding of the Act, Alltel determined that a substantial

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	Employee Benefit Plans and Postretirement Benefits Other Than Pension, Continued:
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

7.	Restructuring and Other Charges: A summary of the restructuring and other charges recorded during the six months ended June 30, 2004 was as follows:

			Communications
			Support	Corporate
(Millions)	Wireless	Wireline	Services	Operations	Total

Severance and employee benefit costs	$8.8	$11.2	$ 0.5	$ 2.1	$22.6
Relocation costs	3.2	1.4	0.1	0.1	4.8
Lease and contract termination costs	0.5	(1.9)	-	(0.1)	(1.5)
Write-down in carrying value of certain facilities	0.7	-	-	24.1	24.8
Other exit costs	0.4	0.7	-	-	1.1

Total restructuring and other charges	$13.6	$11.4	$ 0.6	$ 26.2	$51.8

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its competitive local exchange carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and Alltel. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of June 30, 2005, the Company had paid $22.6 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.

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

At June 30, 2005, the remaining unpaid liability related to Alltel’s first quarter 2004 restructuring activities was $0.3 million, primarily consisting of lease and contract termination costs, and is included in other current liabilities in the accompanying consolidated balance sheets.

8.	Investments — Special Cash Dividend:
On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National totaling $111.0 million, related to the shares of Fidelity National common stock received as partial consideration for the sale of Alltel’s financial services business to Fidelity National on April 1, 2003. As further discussed in Note 9, on April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock. The special cash dividend is included in other income, net in the accompanying consolidated statement of income for the six months ended June 30, 2005.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	Gain on Exchange or Disposal of Assets and Other
As previously discussed in Note 2, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. On April 8, 2005, Alltel redeemed all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $118.0 million or $.38 per share in the three and six month periods ended June 30, 2005.

10.	Comprehensive Income: Comprehensive income was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2005	2004	2005	2004
Net income	$402.1	$262.6	$715.1	$452.4

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	(18.4)	(25.4)	(161.0)	23.7
Income tax expense (benefit)	(6.5)	(8.9)	(56.4)	3.5

	(11.9)	(16.5)	(104.6)	20.2

Reclassification adjustments for gains included in net income for the period	(75.8)	-	(75.8)	-
Income tax expense	26.5	-	26.5	-

	(49.3)	-	(49.3)	-

Net unrealized gains (losses) in the period	(94.2)	(25.4)	(236.8)	23.7
Income tax expense (benefit)	(33.0)	(8.9)	(82.9)	3.5

	(61.2)	(16.5)	(153.9)	20.2

Foreign currency translation adjustment	-	(0.3)	-	(0.1)

Other comprehensive income (loss) before tax	(94.2)	(25.7)	(236.8)	23.6
Income tax expense (benefit)	(33.0)	(8.9)	(82.9)	3.5

Other comprehensive income (loss)	(61.2)	(16.8)	(153.9)	20.1

Comprehensive income	$340.9	$245.8	$561.2	$472.5

11.	Earnings per Share:
Basic earnings per share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding preferred stock. For both the three and six months ended June 30, 2005, stock options totaling 7.1 million shares were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock. The number of stock options not included in the computation of diluted earnings per share was 11.1 million for both the three and six months ended June 30, 2004. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2005	2004	2005	2004
Basic earnings per share:
Net income	$402.1	$262.6	$715.1	$452.4
Less preferred dividends	(0.1)	(0.1)	(0.1)	(0.1)

Net income applicable to common shares	$402.0	$262.5	$715.0	$452.3

Weighted average common shares outstanding for the period	314.5	308.2	308.3	309.8

Basic earnings per share	$1.28	$.85	$2.32	$1.46

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	Earnings per Share, Continued:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2005	2004	2005	2004
Diluted earnings per share:
Net income applicable to common shares	$402.0	$262.5	$715.0	$452.3
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1	0.1

Net income applicable to common shares assuming conversion of preferred stock	$402.1	$262.6	$715.1	$452.4

Weighted average common shares outstanding for the period	314.5	308.2	308.3	309.8
Increase in shares resulting from:
Assumed exercise of stock options	1.0	0.6	1.0	0.6
Assumed conversion of preferred stock	0.2	0.3	0.2	0.3
Non-vested restricted stock awards	0.1	-	0.1	-

Weighted average common shares assuming conversion	315.8	309.1	309.6	310.7

Diluted earnings per share	$1.27	$.85	$2.31	$1.46

12.	Commitments and Contingencies:
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

13.	Business Segment Information:
Alltel manages its business operations based on differences in products and services. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the items discussed in Notes 7, 8 and 9, respectively. These items are not allocated to the segments and are included in corporate operations. Segment operating results were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2005	2004	2005	2004
Revenues and Sales from External Customers:
Wireless	$1,455.3	$1,253.1	$2,807.3	$2,437.6
Wireline	555.9	564.7	1,111.9	1,126.1
Communications support services	202.8	179.0	375.1	337.8

Total business segments	$2,214.0	$1,996.8	$4,294.3	$3,901.5

Intersegment Revenues and Sales:
Wireless	$-	$-	$-	$-
Wireline	39.2	44.9	76.8	83.0
Communications support services	58.4	50.2	110.8	110.4

Total business segments	$97.6	$95.1	$187.6	$193.4

Total Revenues and Sales:
Wireless	$1,455.3	$1,253.1	$2,807.3	$2,437.6
Wireline	595.1	609.6	1,188.7	1,209.1
Communications support services	261.2	229.2	485.9	448.2

Total business segments	2,311.6	2,091.9	4,481.9	4,094.9
Less intercompany eliminations	(51.5)	(49.8)	(95.8)	(91.6)

Total revenues and sales	$2,260.1	$2,042.1	$4,386.1	$4,003.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.	Business Segment Information, Continued:

	Three Months Ended		Six Months Ended
(Millions)	2005	2004	2005	2004
Segment Income:
Wireless	$306.9	$261.6	$578.5	$472.5
Wireline	215.3	234.4	429.8	462.6
Communications support services	11.6	20.8	23.5	37.3

Total segment income	533.8	516.8	1,031.8	972.4

Corporate expenses	(11.6)	(9.0)	(40.3)	(18.0)
Restructuring and other charges	-	-	-	(51.8)
Equity earnings in unconsolidated partnerships	15.2	15.9	25.9	29.2
Minority interest in consolidated partnerships	(18.9)	(21.6)	(37.2)	(37.2)
Other income, net	8.0	2.9	128.7	7.5
Interest expense	(76.3)	(86.6)	(163.0)	(178.3)
Gain on exchange or disposal of assets and other	188.3	-	188.3	-

Income before income taxes	$638.5	$418.4	$1,134.2	$723.8

Segment assets were as follows:

	June 30,	December 31,
(Millions)	2005	2004
Wireless	$10,297.5	$9,881.5
Wireline	4,937.7	5,042.8
Communications support services	496.4	495.8

Total business segments	15,731.6	15,420.1
Corporate headquarters assets not allocated to segments	2,212.6	1,201.2
Less elimination of intersegment receivables	(29.3)	(17.6)

Total consolidated assets	$17,914.9	$16,603.7

Supplemental information pertaining to the communications support services segment was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2005	2004	2005	2004
Revenues and Sales from External Customers:
Product distribution	$103.2	$72.1	$197.0	$141.5
Long-distance and network management services	48.8	46.5	95.8	95.0
Directory publishing	47.3	48.7	73.6	74.9
Telecommunications information services	3.5	11.7	8.7	26.4

Total	$202.8	$179.0	$375.1	$337.8

Intersegment Revenues and Sales:
Product distribution	$32.9	$23.8	$59.7	$53.5
Long-distance and network management services	25.5	26.4	51.1	56.9
Directory publishing	-	-	-	-
Telecommunications information services	-	-	-	-

Total	$58.4	$50.2	$110.8	$110.4

Total Revenues and Sales:
Product distribution	$136.1	$95.9	$256.7	$195.0
Long-distance and network management services	74.3	72.9	146.9	151.9
Directory publishing	47.3	48.7	73.6	74.9
Telecommunications information services	3.5	11.7	8.7	26.4

Total revenues and sales	$261.2	$229.2	$485.9	$448.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Subsequent Events:
On July 29, 2005, Alltel and Cingular completed the exchange of wireless partnership interests. Primarily due to certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed by June 30, 2005. As a result of completing the exchange transactions, Alltel expects to record an additional pretax gain of approximately $29.0 million during the third quarter of 2005.

On August 1, 2005, Alltel and Western Wireless completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel (the “Merger”). As a result of the Merger, Alltel added approximately 1.2 million domestic wireless customers (excluding reseller customers) in 19 midwestern and western states that are contiguous to the Company’s existing wireless properties, increasing the number of wireless customers served by Alltel to more than 10 million customers in 34 states. Through this transaction, Alltel added wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanded its wireless operations in Arizona, Colorado, New Mexico and Texas.

In the Merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3.4 billion and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion. As a condition of receiving approval for the Merger from the U.S. Department of Justice and Federal Communications Commission, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand used in those markets.

On July 25, 2005, Western Wireless announced a definitive agreement to sell its international operations in Ireland to a subsidiary of eircom Group plc, the Irish fixed-line telecommunications operator (“eircom”), for approximately $500 million at current exchange rates and also stated it had received conditional and non-binding bids to sell its Austrian business. Completion of the sale of the Irish operations is conditioned, among other things, on approval by eircom’s shareholders of the transaction and of an eircom share issuance pursuant to a rights offering; closing of the rights offering, the proceeds of which would be used to pay the purchase price; and approval from Irish regulatory authorities. Assuming receipt of these approvals and completion of the rights offering, the transaction is expected to close in October 2005. Alltel is pursuing the disposition of the Austrian business and intends to pursue the disposition of all remaining international operations and interests acquired from Western Wireless.

On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility that, as a result of a change in control, became due and payable immediately upon the closing of the merger. Alltel utilized available cash on hand and commercial paper borrowings to fund the cash portion of the merger consideration paid to Western Wireless shareholders and to finance the repayment of the term loans outstanding under the Western Wireless credit facility. On August 1, 2005, Alltel also announced a tender offer to purchase all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million, as well as a related consent solicitation to amend the indenture governing the senior notes.

On August 1, 2005, Alltel entered into an additional $700.0 million, 364-day revolving credit agreement that expires on July 31, 2006, if not extended at the option of the Company, and allows Alltel to convert any outstanding borrowings under this agreement into term loans maturing in 2007.

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2005 and 2004, and the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004.
EXECUTIVE SUMMARY
Alltel is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to nearly 14 million residential and business customers in 27 states. Among the highlights in the second quarter of 2005:
•	Wireless revenues and sales increased 16 percent over 2004 driven by a 15 percent increase in retail service revenues, reflecting Alltel’s continued focus on quality customer growth, improvements in data revenues and additional Eligible Telecommunications Carrier (“ETC”) subsidies. Wireless wholesale revenues also increased 22 percent year-over-year due to solid growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on Alltel’s wireless network. The exchange of wireless properties with Cingular Wireless LLC (“Cingular”) also contributed to the overall growth in both retail and wholesale revenues during the second quarter of 2005. Average revenue per customer increased 6 percent from a year ago to $50.55, the highest quarterly amount in 5 years, while retail revenue per customer increased to $46.42, a 5 percent increase from a year ago. Retail minutes of use per wireless customer per month increased to 593 minutes, a 21 percent increase from the same period of 2004.

•	Excluding the effects of the Cingular transaction, wireless gross customer additions were 593,000 for the quarter, a 9 percent decrease from the same period a year ago, primarily due to the Company focusing its advertising efforts on rebranding and less on sales promotions in an effort to strengthen Alltel’s brand position in the wireless marketplace, as well as lower than expected sales of prepay plans. Excluding the effects of acquisitions, Alltel added 105,000 net postpay wireless customers during the second quarter of 2005. As a result of approximate net losses of 24,000 prepay customers and 27,000 customers in the acquired markets, mostly in those properties acquired from Cingular, net customer additions for the quarter were 54,000. Wireless postpay churn was 1.58 percent and total churn, which includes prepay customer losses, was 1.99 percent, both flat from a year ago despite an increase in contract expirations.

•	Wireless segment income increased 17 percent from a year ago, reflecting the growth in revenues and sales noted above, solid expense management and, to a lesser extent, the decline in gross customer additions (excluding acquisitions) from the same period a year ago.

•	In its wireline business, Alltel added more than 36,000 broadband customers, increasing Alltel’s broadband customer base to more than 319,000. During the quarter, the Company lost approximately 30,000 wireline access lines, a year-over-year decline of approximately 3.7 percent. Average revenue per wireline customer increased 1 percent from a year ago to $66.83 due primarily to growth in broadband revenues and selling additional services and features to existing wireline customers. Wireline segment income decreased 8 percent from a year ago reflecting a 2 percent decline in wireline revenues and sales attributable to the loss of access lines and additional costs related to the growth in broadband customers, specifically the costs associated with subsidizing broadband-capable modems.

•	Alltel strengthened its financial position through (1) the sale of its investment in Fidelity National Financial Inc. (“Fidelity National”) common stock for $350.8 million in cash, (2) the early retirement of $450.0 million of long-term debt scheduled to mature in 2006 and (3) the issuance of approximately 24.5 million of its common shares to settle the purchase contract obligation related to the Company’s equity units. Alltel received approximately $1.4 billion in cash from the stock issuance and had more than $2.0 billion of available cash on hand at June 30, 2005.
As further discussed below, Alltel positioned its wireless business for future growth opportunities as a result of the Company’s August 1, 2005 merger with Western Wireless Corporation (“Western Wireless”). This transaction is significant to Alltel in several ways. First, it will increase Alltel’s wireless revenue mix to nearly 70 percent of the

Company’s total consolidated revenues. Second, the transaction will increase the Company’s retail position in markets where Alltel can bring significant value to customers by offering competitive national rate plans. Third, this transaction will diversify Alltel’s wireless roaming revenue sources, and, as a result of offering multiple technologies, the Company will become the leading independent roaming partner for the four national carriers in the markets served by Alltel. Finally, Alltel will enhance its strategic options as the wireless industry continues to restructure while preserving the Company’s strong financial position.
During the second quarter of 2005, Alltel launched a rebranding initiative that involved changing the Company logo, improving the design in Alltel’s retail stores to be more customer friendly and an advertising campaign focused on proof points highlighting Alltel’s commitment to customer satisfaction. Alltel began the new advertising campaign in early May and, as of June 30, 2005 had completed the redesign of approximately 45 percent of its retail stores, with the balance of the retail stores, including those in acquired Cingular and Western Wireless markets, to be completed later this year. Alltel also began selling portable BlackBerry® devices in its retail stores and offering national coverage for the BlackBerry® device and other 1XRTT data services through a roaming agreement with Verizon Wireless. Alltel also continued to expand its 1XRTT data footprint and expects to cover substantially all of its total potential customers (“POPs”) by year-end. Through June 30, 2005, Alltel had launched EV-DO service in five markets and expects to have this service available in 10-12 markets by the end of the year.
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
ACQUISITIONS
Completed During the Twelve Months Ended June 30, 2005
On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired 20MHz of spectrum and network assets formerly owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio. Alltel also paid Cingular approximately $165.0 million in cash. In connection with this transaction, Alltel recorded a pretax gain of $127.5 million and added approximately 212,000 customers. On February 28, 2005, Alltel completed the purchase of wireless properties, representing approximately 900,000 POPs in Alabama and Georgia, from Public Service Cellular, Inc. (“PS Cellular”) for $48.3 million in cash. Through the completion of this transaction, Alltel added approximately 54,000 customers. During the first six months of 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $10.4 million in cash. (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding these acquisitions.)
On December 1, 2004, Alltel completed the purchase of certain wireless assets from United States Cellular Corporation and TDS Telecommunications Corporation for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. The Company also purchased partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering 275,000 POPs in south Louisiana from SJI, a privately held company. During the fourth quarter of 2004, Alltel also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company’s ownership interest in a wireless partnership serving the St. Louis, Missouri market. Through these transactions, Alltel added approximately 92,000 wireless customers.
Completion of Western Wireless Merger
On August 1, 2005, Alltel and Western Wireless completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel (the “Merger”). In the Merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3.4 billion and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion. As a condition of receiving approval for the Merger from the U.S. Department of Justice (“DOJ”) and Federal Communications Commission (“FCC”), Alltel agreed to divest certain wireless operations of Western Wireless in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand used in those markets. On July 25, 2005, Western Wireless announced a definitive agreement to sell its international operations in Ireland for approximately $500 million at current exchange rates and also stated that it had received conditional and non-binding bids to sell its Austrian business. The sale of the Irish operations is expected to close during the fourth quarter of 2005. Alltel is pursuing the disposition of the Austrian business and intends to pursue the disposition of all remaining international operations and interests acquired from Western Wireless.
As a result of the Merger, Alltel added approximately 1.2 million domestic wireless customers (excluding reseller customers) in 19 midwestern and western states that are contiguous to the Company’s existing wireless properties, increasing the number of wireless customers served by Alltel to more than 10 million customers in 34 states. Operating results for the wireless properties acquired from Western Wireless will first be included in Alltel’s consolidated results of operations for the interim periods ending September 30, 2005. (See Note 14 to the unaudited interim consolidated financial statements for additional information regarding this acquisition.)

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2005	2004	2005	2004

Revenues and sales:
Service revenues	$1,989.2	$1,825.9	$3,887.5	$3,591.5
Product sales	270.9	216.2	498.6	411.8

Total revenues and sales	2,260.1	2,042.1	4,386.1	4,003.3

Costs and expenses:
Cost of services	660.9	584.2	1,287.2	1,145.0
Cost of products sold	308.1	256.0	589.9	513.3
Selling, general, administrative and other	420.6	372.9	828.0	748.1
Depreciation and amortization	348.3	321.2	689.5	642.5
Restructuring and other charges	-	-	-	51.8

Total costs and expenses	1,737.9	1,534.3	3,394.6	3,100.7

Operating income	522.2	507.8	991.5	902.6
Non-operating income, net	4.3	(2.8)	117.4	(0.5)
Interest expense	(76.3)	(86.6)	(163.0)	(178.3)
Gain on exchange or disposal of assets and other	188.3	-	188.3	-

Income before income taxes	638.5	418.4	1,134.2	723.8
Income taxes	236.4	155.8	419.1	271.4

Net income	$402.1	$262.6	$715.1	$452.4

Earnings per share:
Basic	$1.28	$.85	$2.32	$1.46
Diluted	$1.27	$.85	$2.31	$1.46

Total revenues and sales increased 11 percent, or $218.0 million, and 10 percent, or $382.8 million, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. Service revenues also increased by 9 percent, or $163.3 million, and 8 percent, or $296.0 million, in the 2005 periods as compared to the prior year. The acquisitions of wireless properties in the fourth quarter of 2004 and the first six months of 2005 previously discussed accounted for approximately $56.9 million and $74.1 million of the overall increases in service revenues in the three and six month periods of 2005, respectively. In addition to the effects of the acquisitions, service revenues increased due to nonacquisition-related growth in Alltel’s wireless customer base and the corresponding increases in wireless access revenues, which increased $73.5 million and $155.3 million in the three and six month periods ended June 30, 2005, respectively. Service revenues for both 2005 periods also reflected growth in revenues derived from wireless and wireline data services, which increased $37.6 million and $73.9 million in the three and six month periods of 2005, respectively, primarily reflecting strong demand for these services and the effects of two large-scale promotions aimed at increasing text messaging usage. Wireless services revenues also included increases in regulatory and other fees of $36.5 million and $73.1 million in the three and six month periods of 2005, respectively, due to additional Universal Service Fund (“USF”)

support received by Alltel reflecting an increase in the contribution factor, and additional revenues attributable to Alltel’s certification in twelve states as an ETC, which accounted for $19.5 million and $40.5 million of the overall increases in regulatory fees in the three and six month periods of 2005, respectively.
The above increases in service revenues were partially offset by lower wireless airtime revenues, reductions in revenues derived from telecommunications information services and decreases in wireline access and toll service revenues. Compared to the same periods of 2004, wireless airtime and retail roaming revenues decreased $16.9 million and $25.8 million in the three and six month periods of 2005, respectively. The decreases in wireless airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes. Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. Wireline local access service and intrastate network access and toll revenues decreased $21.7 million and $35.9 million in the three and six month periods of 2005, respectively, primarily as a result of the loss of wireline access lines due, in part, to broadband and wireless substitution. Telecommunications information services revenues decreased $8.2 million and $17.7 million in the three and six month periods of 2005, respectively, compared to the same periods of 2004, due to the loss of one of Alltel’s remaining unaffiliated wireline services customers during the fourth quarter of 2004.
Product sales increased $54.7 million, or 25 percent, and $86.8 million, or 21 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The increases in product sales in both 2005 periods were primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications.
Cost of services increased $76.7 million, or 13 percent, and $142.2 million, or 12 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The wireless property acquisitions accounted for $29.0 million and $36.5 million of the overall increases in cost of services in 2005. In addition to the effects of the acquisitions, cost of services for the three and six month periods of 2005 reflected increases in wireless network-related costs of $13.3 million and $31.5 million, respectively, compared to the same periods of 2004, primarily due to increased network traffic resulting from customer growth, increased customer minutes of use and expansion of network facilities. In addition, payments to data content providers increased $9.3 million and $18.5 million for the three and six months ended June 30, 2005, respectively, as compared to the prior year periods, consistent with the growth in wireless revenues derived from data services in those periods. Cost of services for the three and six month periods of 2005 also reflected increases in wireless customer service expenses of $7.9 million and $17.9 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. In addition, cost of services for the three and six months ended June 30, 2005 included increased regulatory fees of $8.8 million and $15.8 million, respectively, related primarily to an increase in the contribution factor applicable to universal service funding. Cost of services for the six month period of 2005 also included $19.8 million of incremental costs primarily related to a change in accounting for operating leases. Certain of the Company’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, the Company had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effects of this change, which are included in corporate expenses, were not material to the Company’s previously reported consolidated results of operations, financial position or cash flows.
Cost of products sold increased $52.1 million, or 20 percent, and $76.6 million, or 15 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The increase in both periods of 2005 was consistent with the overall growth in product sales noted above and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors. In addition, the wireless property additions discussed above contributed $3.7 million and $6.2 million, respectively, of the overall increase in cost of products sold for the three and six month periods ended June 30, 2005.
Selling, general, administrative and other expenses increased $47.7 million, or 13 percent, and $79.9 million, or 11 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The acquisitions of wireless properties accounted for $11.5 million and $17.2 million, respectively, of the overall increase in selling, general, administrative and other expenses in the three and six month periods of 2005. Selling, general, administrative and other operating expenses also reflected increased advertising costs of $6.7 million and $9.4 million in the three and six month periods of 2005, respectively, associated with two large-scale promotions aimed at increasing text messaging usage, as well as additional costs associated with Alltel’s rebranding initiative previously discussed. Alltel incurred $9.5 million of incremental expenses associated with the rebranding initiative during the second quarter of 2005 and expects to incur approximately $8.6 million of incremental expenses during the third quarter of 2005 to complete the redesign of its retail stores. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred to comply with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other operating expenses in the six month period of 2005.
Depreciation and amortization expense increased $27.1 million, or 8 percent, and $47.0 million, or 7 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004, primarily due to growth in wireless plant in service and the effects of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. The effects of the wireless property acquisitions also accounted for $5.4 million and $7.6 million, respectively, of the overall increase in depreciation and amortization expense in the three and six months ended June 30, 2005 as compared to the same periods of 2004.
Operating income increased $14.4 million, or 3 percent, and $88.9 million, or 10 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The increases in both 2005 periods primarily reflected growth in wireless segment income resulting from the nonacquisition-related growth in revenues and sales discussed above, as well as the effects of the wireless property acquisitions, which accounted for $9.2 million and $9.9 million of the overall increases in operating income for the three and six month periods of 2005, respectively. A reduction in total customer acquisition costs due to the effects of vendor rebates and a 9 percent decline in gross wireless customer additions (excluding acquisitions) also contributed to the growth in operating income in the six month period of 2005. The increases in both 2005 periods attributable to the wireless operations were partially offset by reductions in wireline and communications support services segment income, reflecting the decline in wireline access lines and the loss of one of Alltel’s remaining unaffiliated telecommunications information services customers discussed above. Operating income comparisons for the six month period of 2005 were also favorably affected by the effects of restructuring and other charges incurred during the first quarter of 2004, as further discussed below. The changes in wireless, wireline and communications support services segment income in 2005 are further discussed below under “Results of Operations by Business Segment”.
Restructuring and Other Charges
A summary of the restructuring and other charges recorded during the six months ended June 30, 2004 was as follows:

(Millions)	2004
Severance and employee benefit costs	$22.6
Relocation costs	4.8
Lease and contract termination costs	(1.5)
Write-down in carrying value of certain facilities	24.8
Other exit costs	1.1

Total restructuring and other charges	$51.8

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its competitive local exchange carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, Alltel recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and Alltel. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of June 30, 2005, the Company had paid $22.6 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed. During the first quarter of 2004, Alltel also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. In the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 reorganizational changes and the 2003 sale of the Company’s financial services division to Fidelity National.
At June 30, 2005, the remaining unpaid liability related to Alltel’s first quarter 2004 restructuring activities was $0.3 million, primarily consisting of lease and contract termination costs. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 to 24 months and will be funded from operating cash flows. (See Note 7 to the unaudited interim consolidated financial statements for additional information regarding the restructuring and other charges.)

Non-Operating Income, Net

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions)	2005	2004	2005	2004

Equity earnings in unconsolidated partnerships	$15.2	$15.9	$25.9	$29.2
Minority interest in consolidated partnerships	(18.9)	(21.6)	(37.2)	(37.2)
Other income, net	8.0	2.9	128.7	7.5

Non-operating income, net	$4.3	$(2.8)	$117.4	$(0.5)

As indicated in the table above, non-operating income, net increased $7.1 million and $117.9 million in the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004. The decreases in equity earnings of $0.7 million and $3.3 million in the three and six month periods of 2005, respectively, primarily reflected the effects of the wireless property exchange with Cingular and Alltel’s December 1, 2004 acquisition of a majority ownership interest in a Georgia market in which the Company previously owned a minority interest. The decrease in minority interest expense of $2.7 million in the three month period of 2005 was primarily due to the effects of Alltel’s acquisitions during the fourth quarter of 2004 and the first six months of 2005 of additional ownership interests in wireless properties in Louisiana, Michigan, Mississippi, North Carolina, Ohio and Wisconsin in which the Company owned a majority interest. This decrease in the six month period of 2005 was offset by the effects of the growth in wireless segment income, as further discussed below under “Results of Operations by Business Segment”. The increase of $121.2 million in other income, net for the six month period of 2005 primarily reflected increased dividend income earned on the Company’s investment in Fidelity National common stock. On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National totaling $111.0 million. Other income, net for the six months ended June 30, 2005 also included a $2.4 million gain on the sale of investments in certain limited partnerships. Compared to the same periods of 2004, other income, net for both 2005 periods included additional interest income earned on the Company’s cash and short-term investments of $6.9 million and $8.2 million, respectively, due to significant growth in Alltel’s available cash on hand following the May 17, 2005 issuance of common stock to settle the purchase contract obligation related to the equity units previously discussed.
Interest Expense
Interest expense decreased $10.3 million, or 12 percent, and $15.3 million, or 9 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The decreases in both 2005 periods primarily reflected the effects of the April 8, 2005 redemption of $450.0 million, 7.50 percent senior notes, as further discussed below. Interest expense for the three and six month periods of 2005 also reflected the effects of the February 17, 2005 remarketing of the senior note portion of Alltel’s equity units that reset the annual interest rate on the notes to 4.656 percent from 6.25 percent for periods subsequent to May 17, 2005. Interest expense for the six month period of 2005 was also favorably affected by the April 1, 2004 repayment of a $250.0 million, 7.25 percent senior unsecured note.
Gain on Exchange or Disposal of Assets and Other
On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. Proceeds from the stock sale were used to fund a substantial portion of the cost to redeem, on April 8, 2005, all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. In addition, as previously discussed, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million. These transactions increased net income $118.0 million or $.38 per share in the three and six month periods ended June 30, 2005.

Primarily due to certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed by June 30, 2005. The exchanges were completed on July 29, 2005, and, as a result, Alltel expects to record an additional pretax gain of approximately $29.0 million during the third quarter of 2005 in connection with this transaction.
Income Taxes
Income tax expense increased $80.6 million, or 52 percent, and $147.7 million, or 54 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The increase in income tax expense in both periods of 2005 was consistent with the overall growth in the Company’s income before income taxes. The Company’s effective income tax rates decreased slightly to 37.0 percent for both the three and six months ended June 30, 2005, compared to 37.2 percent and 37.5 percent for the corresponding periods of 2004, respectively. The favorable income tax treatment related to both the special cash dividend received from Fidelity National and the gain realized from the sale of the Fidelity National stock contributed to the overall decrease in the effective income tax rate in the six month period ended June 30, 2005. In determining its quarterly provision for income taxes, Alltel uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and reflects Alltel’s best estimate of the ultimate outcome of tax examinations and assessments. Significant or unusual items, such as the taxes related to the special cash dividend received from Fidelity National and from the sale of the Fidelity National stock discussed above, are separately recognized in the quarter in which they occur.
Net Income and Earnings per Share
Net income increased $139.5 million, or 53 percent, and $262.7 million, or 58 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. Basic earnings per share increased 51 percent and 59 percent and diluted earnings per share increased 49 percent and 58 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The increases in net income and earnings per share in the three and six month periods of 2005 primarily reflected the gains realized from the exchange of wireless assets with Cingular and the sale of the Company’s investment in Fidelity National common stock and growth in wireless segment income. These increases were partially offset by a reduction in wireline and communications support services segment income, reflecting the decline in wireline access lines and the loss of one of Alltel’s remaining unaffiliated telecommunications information services customers. In addition to these factors, the increases in net income and earnings per share in the six month period of 2005 also reflected the special cash dividend received from Fidelity National and the favorable comparative effects of restructuring and other charges recorded in the first quarter of 2004 as previously discussed. For a further discussion of the wireless, wireline and communications support services segment operating results, see “Results of Operations by Business Segment” below.
Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 2 percent in the three month period ended June 30, 2005, compared to the same period of 2004. The increase primarily reflected the effects of the issuance of approximately 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005. The weighted average number of common shares outstanding decreased slightly in the six month period ended June 30, 2005 compared to the same period of 2004. The decrease primarily reflected the effects of Alltel’s repurchase of approximately 11.2 million of its common shares during 2004, partially offset by the additional shares issued upon settlement of the equity unit purchase contracts and upon the exercise of options granted under Alltel’s employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Communications-Wireless Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, customers in thousands)	2005	2004	2005	2004

Revenues and sales:
Service revenues	$1,371.1	$1,183.6	$2,645.5	$2,299.1
Product sales	84.2	69.5	161.8	138.5

Total revenues and sales	1,455.3	1,253.1	2,807.3	2,437.6

Costs and expenses:
Cost of services	453.8	382.1	859.5	737.8
Cost of products sold	150.3	135.0	299.1	279.6
Selling, general, administrative and other	331.8	293.0	654.2	588.8
Depreciation and amortization	212.5	181.4	416.0	358.9

Total costs and expenses	1,148.4	991.5	2,228.8	1,965.1

Segment income	$306.9	$261.6	$578.5	$472.5

Customers	9,067.5	8,336.5	-	-
Average customers	9,040.3	8,256.0	8,869.9	8,171.8
Gross customer additions (a)	805.6	650.1	1,529.3	1,387.5
Net customer additions (a)	266.2	155.3	441.0	313.0
Market penetration	13.7%	13.6%	-	-
Postpay customer churn	1.58%	1.57%	1.65%	1.75%
Total churn	1.99%	2.00%	2.05%	2.20%
Retail minutes of use per customer per month (b)	593	490	571	461
Retail revenue per customer per month (c)	$46.42	$44.08	$45.89	$43.33
Average revenue per customer per month (d)	$50.55	$47.79	$49.71	$46.89
Cost to acquire a new customer (e)	$355	$313	$329	$305

Notes:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.
(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.
(c)	Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2005	2004	2005	2004

Service revenues	$1,371.1	$1,183.6	$2,645.5	$2,299.1
Less wholesale revenues	(112.2)	(91.7)	(203.3)	(174.4)

Total retail revenues	$1,258.9	$1,091.9	$2,442.2	$2,124.7

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

(e)	Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”), as reported above, by the number of internal gross customer additions in the period. Customer acquisition costs exclude amounts related to the Company’s customer retention efforts. A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, customers in thousands)	2005	2004	2005	2004

Product sales	$(51.0)	$(51.8)	$(100.9)	$(104.1)
Cost of products sold	62.5	77.4	132.2	164.2
Sales and marketing expense	198.9	177.9	383.9	363.8

Total costs incurred to acquire new customers	$210.4	$203.5	$415.2	$423.9

Gross customer additions, excluding acquisitions	593.0	650.1	1,262.7	1,387.5

Cost to acquire a new customer	$355	$313	$329	$305

The total number of wireless customers served by Alltel increased by more than 730,000 customers, or 9 percent, during the twelve month period ended June 30, 2005. As previously discussed, during the first six months of 2005, Alltel exchanged certain wireless properties with Cingular and purchased wireless properties from PS Cellular. During the fourth quarter of 2004, Alltel purchased wireless properties in Florida, Georgia, Louisiana and Ohio. The acquired properties accounted for approximately 360,000 of the overall increase in wireless customers during the twelve month period ended June 30, 2005. Excluding the effects of acquisitions, Alltel added 105,000 net postpay wireless customers during the second quarter of 2005. As a result of approximate net losses of 24,000 prepay customers and 27,000 customers in the acquired markets, mostly in those properties acquired from Cingular, net customer additions for the quarter were 54,000 and totaled approximately 175,000 in the six months ended June 30, 2005. Sales of Alltel’s higher-yield Total and National Freedom rate plans accounted for approximately 37 percent and 35 percent of the gross additions during the three and six month periods of 2005, respectively. At June 30, 2005, customers on the Company’s Total and National Freedom rate plans represented approximately 41 percent of Alltel’s wireless customer base. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased slightly to 13.7 percent as of June 30, 2005.
In terms of the acquired Cingular markets, the customer losses were within Alltel’s expectations and primarily resulted from transition issues, such as rebranding and deploying a CDMA network to replace the existing GSM/TDMA network in those markets. By mid-July 2005, Alltel completed deployment of a CDMA network in all but one of the acquired markets and plans to transition the entire customer base to CDMA handsets in the second half of 2005, because Alltel’s use of the existing Cingular GSM/TDMA network will be discontinued by year-end. In completing these integration efforts, Alltel expects to incur approximately $30.0 million in incremental handset subsidies during the third and fourth quarters of 2005.
The level of customer growth throughout the remainder of 2005 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a competitive marketplace, which is currently supporting up to seven competitors in each market. The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional services to existing customers and pursuing strategic acquisitions, such as the merger with Western Wireless previously discussed.
The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets. The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in postpay customer churn in the six month period of 2005 compared to the same period of 2004. Primarily due to the declines in postpay churn, total churn also decreased in the six month period of 2005 compared to the same period of 2004. Postpay customer and total churn for the three month period of 2005 were both substantially unchanged from the same period a year ago despite an increase in contract expirations.
Wireless revenues and sales increased $202.2 million, or 16 percent, and $369.7 million, or 15 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. Service revenues also increased 16 percent and 15 percent, or $187.5 million and $346.4 million, in the three and six month periods of 2005, respectively, compared to the same periods of 2004. The acquisitions of wireless properties previously discussed accounted for approximately $58.9 million and $77.3 million of the increases in wireless revenues and sales, and $56.9 million and $74.1 million of the increase in service revenues in the three and six month periods of 2005, respectively. In addition to the effects of the acquisitions, service revenues also reflected increases in wireless access revenues, which increased $73.5 million and $155.3 million in the three and six month periods ended June 30, 2005, respectively, as compared to the same prior year periods, primarily driven by nonacquisition-related customer growth. Service revenues for both 2005 periods also reflected growth in revenues derived from wireless data services, including text and picture messaging and downloadable applications, such as games, ringtones, wallpaper and office applications. Revenues from data services increased by 150 percent, or $31.1 million, and nearly 170 percent, or $61.4 million, in the three and six month periods of 2005, respectively, reflecting strong demand for these services and the effects of a large-scale promotion surrounding Super Bowl XXXIX and the “Txt2Win $1 Million Home Sweepstakes” promotion completed in July 2005, both aimed at increasing text messaging usage. During 2005, Alltel also launched several operational initiatives, including offering an industry-first pricing plan for wireless data services which allows customers to combine video, picture and text messaging services for one flat rate, selling portable BlackBerry® devices in its retail stores and offering national coverage for the BlackBerry® device and other 1XRTT data services through a roaming agreement with Verizon Wireless. In addition, Alltel expanded its 1XRTT data footprint and through June 30,2005 had deployed EV-DO services in five markets.

Wireless service revenues also included increases in regulatory and other fee revenues of $36.5 million and $73.1 million in the three and six month periods of 2005, respectively, compared to the same periods in 2004. Regulatory fees in 2005 included USF support received by Alltel pursuant to its certification in twelve states as an ETC, and accounted for $19.5 million and $40.5 million of the overall increases in regulatory fees in the three and six month periods of 2005, respectively. After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, Alltel expects to receive in 2005, on a quarterly basis, net USF subsidies in its wireless business of approximately $25.0 million to $30.0 million. The increase in regulatory fees in both periods of 2005 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, which have increased consistent with the overall growth in customers and also reflected an increase in the contribution factor applicable to universal service funding. Growth in revenues from the sale of wireless equipment protection plans and automotive roadside assistance services also contributed to the growth in service revenues during the three and six months ended June 30, 2005. Revenues from these services increased $8.3 million and $16.5 million, respectively, compared to the same prior year periods, reflecting continued demand for these services. Wholesale wireless revenues also increased $9.2 million and $15.7 million in the three and six month periods of 2005, respectively, from the same periods in 2004, primarily due to strong growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on Alltel’s wireless network.
The increase in service revenues in the three and six month periods of 2005 attributable to increased access revenues from customer growth including the effects of acquisitions, additional revenues earned from data services, increased regulatory and other fees, and growth in wholesale revenues were partially offset by declines of $16.9 million and $25.8 million, respectively, in airtime and retail roaming revenues. In addition, revenues derived from sales of enhanced features, including caller identification, call waiting and voice mail, decreased by $8.0 million and $18.0 million, respectively, in the three and six month periods of 2005 as compared to the same periods in 2004. The decreases in airtime, retail roaming and feature revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes that, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include at no extra charge unlimited weekend, nighttime and mobile-to-mobile minutes and certain enhanced features.
Primarily due to Alltel’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies, average revenue per customer per month and retail revenue per customer per month both increased in the three and six month periods of 2005 compared to the same periods of 2004. Retail revenue per customer per month increased 5 percent in the three month period of 2005, to $46.42, and 6 percent in the six month period of 2005, to $45.89. Average revenue per customer per month increased 6 percent in both 2005 periods, to $50.55 and $49.71, respectively. Growth in service revenues and average revenue per customer per month for the remainder of 2005 will depend upon Alltel’s ability to effectively integrate acquired operations and maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.
Product sales increased $14.7 million, or 21 percent, and $23.3 million, or 17 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The acquisitions previously discussed accounted for $2.0 million and $3.2 million of the overall increases in product sales in the three and six months of 2005, respectively. In addition to the effects of acquisitions, product sales increased in both 2005 periods primarily due to higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. The increases in product sales in both 2005 periods also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.
Cost of services increased $71.7 million, or 19 percent, and $121.7 million, or 16 percent, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The wireless property acquisitions accounted for $29.0 million and $36.5 million of the overall increases in cost of services in the three and six month periods of 2005, respectively. In addition to the effects of acquisitions, cost of services for the three and six month periods of 2005 also reflected higher network-related costs of $13.3 million and $31.5 million, respectively, compared to the same periods of 2004, resulting from increased network traffic due to nonacquisition-related customer growth, increased minutes of use and expansion of network facilities. Compared to the same prior year periods, payments to data content providers increased $9.3 million and $18.5 million for the three and six months ended June 30, 2005, respectively, consistent with the growth in revenues derived from data services discussed above. Cost of services for the three and six month periods of 2005 also included increased regulatory fees of $7.0 million and $12.8 million, respectively, primarily related to various regulatory mandates, including USF, consistent with the growth in revenues derived from regulatory fees discussed above. When compared to the same periods of 2004, cost of services for the three and six month periods of 2005 also reflected increases in customer service expenses of $7.9 million and $17.9 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn.

Cost of products sold increased $15.3 million, or 11 percent, and $19.5 million, or 7 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The wireless acquisitions accounted for $3.7 million and $6.2 million of the overall increases in cost of products sold in the three and six month periods of 2005, respectively. In addition to the affects of the acquisitions, cost of products sold for both 2005 periods also reflected sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts. These increases were partially offset by the effects of additional vendor rebates earned by Alltel for attaining specified purchase volumes with the Company’s wireless handset vendors.
Selling, general, administrative and other expenses increased $38.8 million, or 13 percent, and $65.4 million, or 11 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. The wireless property acquisitions accounted for $11.5 million and $17.2 million of the overall increases in these expenses in the three and six month periods of 2005, respectively. In addition to the effects of acquisitions, selling, general, administrative and other operating expenses also reflected increased advertising costs of $6.7 million and $9.4 million in the three and six month periods of 2005, respectively, associated with two large-scale promotions aimed at increasing text messaging usage, as discussed above, as well as additional costs associated with Alltel’s rebranding initiative previously discussed. Alltel incurred $9.5 million of incremental expenses associated with the rebranding initiative during the second quarter of 2005 and expects to incur approximately $8.6 million of incremental expenses during the third quarter of 2005 to complete the redesign of its retail stores. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other expenses in the six month period of 2005.
Depreciation and amortization expense increased $31.1 million, or 17 percent, and $57.1 million, or 16 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. Depreciation and amortization expense increased in both 2005 periods primarily due to growth in wireless plant in service and the effects of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. Additionally, the wireless property acquisitions accounted for $5.4 million and $7.6 million of the overall increase in depreciation and amortization expense in the three and six month periods ended June 30, 2005, respectively.
Wireless segment income increased $45.3 million, or 17 percent, and $106.0 million, or 22 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004, driven primarily by the nonacquisition-related growth in revenues and sales discussed above. The wireless property acquisitions accounted for $9.2 million and $9.9 million, respectively, of the overall increases in wireless segment income in the three and six month periods of 2005. In addition, wireless segment income comparisons for the six month period of 2005 also reflected the favorable effects on customer acquisition costs due to vendor rebates and a 9 percent decline in gross customer additions (excluding acquisitions) from the same period a year ago, as further discussed below.
The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increases in cost to acquire a new customer in the three and six month periods of 2005 primarily reflected the additional advertising costs and incremental expenses related to Alltel’s rebranding initiative discussed above and the unfavorable effects of spreading the total customer acquisition costs over a smaller number of gross customer additions as compared to the same periods of 2004. The increases in cost to acquire a new customer resulting from higher advertising costs, incremental rebranding expenses and proportionately lower gross customer additions were partially offset by improved margins on the sales of wireless handsets primarily attributable to the effects of vendor rebates. For the six months ended June 30, 2005 and 2004, approximately 62 percent and 66 percent, respectively, of the wireless gross customer additions came through Alltel’s internal distribution channels. Alltel’s internal distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although Alltel intends to manage the costs of acquiring new customers throughout the remainder of 2005 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Set forth below is a summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income for the six months ended June 30, 2004:

(Millions)
Severance and employee benefit costs	$8.8
Relocation costs	3.2
Lease and contract termination costs	0.5
Write-down in carrying value of certain facilities	0.7
Other exit costs	0.4

Total restructuring and other charges	$13.6

Regulatory Matters-Wireless Operations
Regulatory Oversight
Alltel is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but, they are entitled to address certain consumer protection matters concerning wireless service providers. Recently, various state public service commissions have attempted to expand their role in regulating wireless service beyond basic consumer protection to include, for example, billing practices. At this time, the Company cannot estimate the impact that increased state regulatory oversight would have on its operations in the event state public service commissions are successful.
Telecommunications Law Modernization
In 1996, Congress passed the Telecommunications Act of 1996 (“the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring incumbent local exchange carriers (“ILECs”) to sell portions of their networks to competitors at reduced wholesale rates. The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and voice-over-Internet-protocol (“VoIP”). Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. This “patchwork” regulatory approach unfairly advantages certain companies and disadvantages others, which impedes market-based competition where service providers, regardless of technology, exchange telecommunications traffic between their networks and are competing for the same customers.
In an effort to reform the “patchwork” regulatory approach, two separate telecommunications bills were recently introduced in the U.S. Senate. The first bill, entitled the “Broadband Investment and Consumer Choice Act”, was introduced on July 27, 2005. This bill reduces the level of government regulation within the telecommunications industry in favor of market-based competition and provides for parity in the remaining rules for functionally equivalent services, like broadband access to the Internet via DSL, cable modem and other means. Another bill, entitled “the Universal Service for the 21st Century Act”, was introduced on July 29, 2005. This bill changes the way telecommunications companies contribute to the universal service fund, establishes limited support for broadband investment in unserved areas and calls for the FCC to establish inter-carrier compensation reform within six months of enactment. There will likely be additional bills submitted for consideration in the future as Congress evaluates changing the regulatory environment in the telecommunications industry. Alltel strongly supports telecommunications modernization but, at this time, cannot predict the outcome of these efforts.
Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an ETC.
In 2004, the Company received ETC approval for certain of its properties in Alabama, Arkansas, Florida, Georgia, Kansas, Louisiana, Michigan, Mississippi, North Carolina, Virginia, West Virginia and Wisconsin. The Company began receiving USF support associated with ETC certifications in Arkansas, Michigan, Mississippi, West Virginia and

Wisconsin in the first quarter of 2004, and for Alabama, Florida, Georgia, Kansas, Louisiana, North Carolina and Virginia in the fourth quarter of 2004. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements as a condition of the ETC certifications. As of June 30, 2005, the Company is compliant with the FCC regulations and all of the federal and state reporting requirements. Alltel received approximately $31.0 million of gross USF subsidies in the second quarter of 2005 related to the ETC certifications and net USF subsidies of approximately $29.0 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. Alltel expects to receive net USF subsidies of between $25.0 million and $30.0 million for each of the remaining quarters in 2005. Alltel anticipates seeking ETC certification in additional markets before the end of 2005.
The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and structural changes within the telecommunications industry. The structural changes include an increase in the number of ETCs receiving support from the USF and a migration of customers from wireline service providers to providers using alternative technologies, like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.
On March 17, 2005, the FCC issued an Order strengthening the conditions for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory when the FCC is responsible for evaluating ETC applications and recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five-year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer “local-usage” plans comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The new standards are not expected to affect the Company’s universal service receipts.
On June 14, 2005, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) initiating a broad inquiry into the management and administration of the universal service programs. The NPRM seeks comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients to deter waste and fraud. The FCC is also considering proposals regarding the contribution methodology, which could change the category of service providers that contribute to the fund and the basis upon which they contribute. At this time, Alltel cannot estimate the impact that the potential changes, if any, would have on its operations.
Finally, the FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the Anti-Deficiency Act (the “ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high-cost and low-income programs of the universal service fund comply with ADA requirements, and has asked the Office of Management and Budget (“OMB”) to make a final determination on this issue. Additionally, congress is contemplating a permanent solution to alleviate the ADA issues and the related negative impact to the universal service program.
E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. A phase one-enabled PSAP is generally one that is capable of receiving and utilizing the number and cell site location data transmitted by the carrier. Alltel has generally complied with the phase one requirements and provides service to phase one capable PSAPs. As a result of certain technology and deployment issues, the six month window in which service is to be provided under the FCC rules has, in certain instances and in accordance with the rules, been extended by mutual agreement between Alltel and the particular PSAPs.
In phase two, CMRS carriers like Alltel that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds. The phase two handset deployment requirements were set to begin by October 1, 2001, but, because of certain technology and other factors, the Company requested a limited waiver of these requirements, as did virtually every other carrier. On July 26, 2002, the FCC released an order granting a temporary stay of the E-911 rules as they applied to the Company (the “FCC Order”). The FCC Order provides for a phased-in deployment of ALI-capable handsets that began on March 1, 2003. ALI capability permits more accurate identification of the caller’s location by PSAPs. Under the FCC Order, the Company was required to: (1) begin selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensure that, as of May 31, 2003, at least 25 percent of all new handsets activated were ALI-capable; (3) ensure that, as of November 30, 2003, at least 50 percent of all new handsets activated were ALI-capable; (4) ensure that, as of May 31, 2004, 100 percent of its new digital handsets activated were ALI-capable; and (5) ensure that at least 95 percent of its customers have ALI-capable handsets by December 31, 2005.
On April 1, 2005, the FCC released an order disposing of numerous E-911 waiver requests filed by a group of Tier III wireless carriers (no more than 500,000 customers as of December 31, 2001) requesting the FCC to extend the December 31, 2005, deadline for meeting the 95 percent handset requirement. While stressing the importance of E-911 compliance, the FCC provided certain of these carriers with greater latitude to comply with handset deployment dates and to accommodate transitions to alternative digital technologies. While it is uncertain how the April 1, 2005, order may affect the FCC’s consideration of waiver requests filed by larger carriers, the order indicates FCC flexibility on E-911 compliance matters where the requesting carrier makes a detailed showing of special circumstances and provides a detailed proposal outlining a realistic path to future compliance.
On June 30, 2005, CTIA-The Wireless Association (“CTIA”) and Rural Cellular Association filed a Joint Petition for Suspension or Waiver of the Location-Capable Handset Penetration Deadline with the FCC. The petition recommends that the FCC adopt a framework for individual carriers to use in order to streamline potential future waiver requests. While the joint petition requested an overall suspension of the December 31, 2005 deadline, it also outlined several factors and circumstances for the FCC to consider in evaluating future waiver requests. The Company cannot determine if the FCC will take any action on this petition, or the related impact of its action.
Alltel began selling ALI-capable handsets in June 2002 and, to date, has complied with the handset deployment thresholds under the FCC’s Order or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. However, based on the current pace of customer migration to ALI-capable handsets and lower than forecasted churn, it is unlikely that Alltel will meet the FCC’s 95 percent requirement by December 31, 2005. The Company expects to file a waiver request with the FCC during the third quarter of 2005 that will include an explanation of its compliance efforts and the expected future date when it will achieve compliance. Additionally, the Company expects other wireless carriers will file similar waiver requests with the FCC prior to the end of 2005.
CALEA
CALEA requires wireless and wireline carriers to ensure that their networks are capable of accommodating lawful intercept requests received from law enforcement agencies. The FCC has imposed various obligations and compliance deadlines, with which Alltel has either complied or, in accordance with CALEA, filed a request for an extension of time. On August 18, 2004, the DOJ objected to Alltel’s pending extension request relating to the Company’s packet-mode services because the DOJ erroneously thought that Alltel’s “Touch2Talk” walkie-talkie service was delivered via packet-mode technology. However, the Company’s “Touch2Talk” service does not use packet-mode technology and is compliant with CALEA standards. Alltel is coordinating further testing with the Federal Bureau of Investigation to demonstrate Alltel’s “Touch2Talk” CALEA compliance.
In response to a petition filed by the DOJ and other federal agencies, the FCC initiated a rulemaking in August 2004, to adopt new rules under CALEA pertaining to wireless and wireline carriers’ packet mode communications services, including Internet protocol (“IP”) based services. The FCC concurrently issued a declaratory ruling concerning the appropriate treatment of push-to-talk services under CALEA. Rules or precedents adopted as a result of these proceedings could impose new costs and obligations on Alltel and other carriers. The Company’s packet services network requires a modest upgrade to be fully compliant with CALEA standards. The cost of the upgrade is immaterial and will not adversely affect the Company’s operations.
Finally, Alltel received notification from certain of its vendors that they will no longer support the particular elements required for CALEA compliance in Alltel’s network. The Company is considering various proposals for replacing these elements to maintain continuous compliance with the CALEA requirements. The cost of these upgrades is not expected to be material and will not adversely affect the Company’s operations.

Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are entitled to receive compensation from local exchange carriers (“LECs”) for calls transmitted from the LECs’ customers to customers of the CMRS provider. Additionally, CMRS providers are not precluded from receiving compensation from inter-exchange carriers for CMRS originated inter-exchange traffic pursuant to contract. However, presently, the Company’s wireless operations do not bill inter-exchange carriers for this traffic. In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation method that would overhaul the existing rules governing inter-carrier compensation. On March 3, 2005, the FCC issued a further notice of proposed rulemaking on inter-carrier compensation matters in which the FCC solicited comment on a number of alternative compensation proposals submitted by various industry participants. In addition, various LECs have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks. The outcome of the FCC and state proceedings could change the way Alltel receives compensation from, and remits compensation to, other carriers as well as its wireless customers. At this time, Alltel cannot determine the extent and timing of the changes and the related financial impact the changes would have on its wireless revenues and expenses.
Wireless Spectrum
The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services. Additional spectrum is generally made available to carriers through auctions conducted by the FCC. In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. The Company’s evaluation of opportunities as a result of these proceedings and decisions is ongoing.
Customer Billing
In response to a petition filed by the National Association of State Utility Consumer Advocates, the FCC issued an order and further rulemaking on its truth in billing and billing format proceeding. In the order, the FCC applied to CMRS carriers the obligation to ensure that the descriptions of line items on customer bills are clear and not misleading and to reiterate that the representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The FCC also made a declaratory ruling that state regulations requiring or prohibiting the use of line items on CMRS carriers’ bills were preempted in favor of federal authority pursuant to Section 332 (c) of the Communications Act. In the further rulemaking, the FCC will consider additional CMRS billing regulations that would require: (1) government-mandated charges to be segregated from discretionary charges; (2) the combination of certain charges into single categories; and (3) that carriers must disclose the full rate for service, including discretionary charges and charges imposed by government mandates, to consumers at the point of sale prior to the execution of a service contract. Additionally, the FCC is considering whether states should be preempted from regulation of wireless carrier’s customer bills. The Company expects the outcome of the FCC’s further rulemaking to have a minimal impact on its billing and marketing efforts, although it supports efforts to formulate a nationwide standard.

Communications-Wireline Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Revenues and sales:
Local service	$272.8	$280.7	$545.5	$560.7
Network access and long-distance	257.1	262.8	518.0	523.5
Miscellaneous	65.2	66.1	125.2	124.9

Total revenues and sales	595.1	609.6	1,188.7	1,209.1

Costs and expenses:
Cost of services	182.7	178.6	363.7	351.5
Cost of products sold	9.0	7.1	16.0	12.3
Selling, general, administrative and other	62.7	60.9	126.5	121.8
Depreciation and amortization	125.4	128.6	252.7	260.9

Total costs and expenses	379.8	375.2	758.9	746.5

Segment income	$215.3	$234.4	$429.8	$462.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Access lines in thousands)	2005	2004	2005	2004

Access lines in services (excludes broadband lines)	2,953.0	3,066.1	-	-
Average access lines in service	2,968.0	3,079.6	2,981.1	3,085.4
Average revenue per customer per month (a)	$66.83	$65.99	$66.46	$65.31

Notes:
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.
Wireline operations consist of Alltel’s ILEC, CLEC and Internet operations. Wireline revenues and sales decreased 2 percent in both the three and six month periods ended June 30, 2005 as compared to the prior year, or $14.5 million and $20.4 million, respectively. Customer access lines decreased nearly 4 percent during the twelve months ended June 30, 2005, reflecting declines in both primary and secondary access lines. The Company lost approximately 30,000 and 56,000 access lines during the three and six month periods ended June 30, 2005, respectively, compared to 24,000 and 30,000 access lines lost during the same periods a year ago. The declines in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services. Alltel expects access line growth for the remainder of 2005 to continue to be impacted by the effects of wireless and broadband substitution.
To slow the decline of revenue during the remainder of 2005, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and broadband data transport services. Deployment of broadband service is an important strategic initiative for Alltel. During the three and six month periods ended June 30, 2005, Alltel added 36,000 and 76,000 broadband customers, respectively, increasing its broadband customer base to more than 319,000 customers, or 16 percent of the Company’s addressable access lines. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above.
Local service revenues decreased 3 percent in both the three and six months ended June 30, 2005, or $7.9 million and $15.2 million, respectively, compared to the same periods of 2004. Local service revenues reflected reductions in basic service access line revenues of $8.6 million and $16.5 million in the three and six month periods of 2005, respectively, compared to the same periods of 2004, consistent with the overall decline in access lines discussed above. The declines in local service revenues attributable to access line loss were partially offset by growth in revenues derived from the sales of enhanced features and equipment protection plans, which increased $1.6 million and $3.2 million in the three and six month periods of 2005, respectively, compared to the same periods of 2004, reflecting continued demand for these products and services.
Network access and long-distance revenues decreased $5.7 million, or 2 percent, and $5.5 million, or 1 percent, in the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased $13.1 million and $19.4 million in the three and six month periods of 2005, respectively, compared to the same periods of 2004. The declines in network access and long-distance revenues attributable to access line loss were partially offset by a slight increase in federal USF funding and growth in revenues from data services, which increased $6.5 million and $12.5 million in the three and six month periods of 2005, respectively, reflecting increased demand for high-speed data transport services.
Miscellaneous revenues primarily consist of charges for Internet services, directory advertising, customer premise equipment sales and rentals, and billing and collections services provided to long-distance companies. Miscellaneous revenues decreased by $0.9 million, or 1 percent, in the three months ended June 30, 2005, and increased slightly in the six months ended June 30, 2005, compared to the same periods of 2004. Primarily driven by growth in broadband customers, revenues from the Company’s Internet operations increased $2.9 million and $6.8 million in the three and six month periods of 2005, respectively. In addition, sales and rentals of customer premise equipment increased $1.0 million and $2.9 million in the three and six month periods of 2005, respectively, as compared to the same prior year periods, reflecting continued customer demand for these products. Offsetting the increases in miscellaneous revenues in both 2005 periods due to growth in the Company’s Internet operations and sales and rentals of customer premise equipment were decreases in directory advertising revenues of $3.7 million and $7.8 million in the three and six month periods of 2005, respectively, primarily due to a change in the number and mix of directories published.

Primarily due to the broadband customer growth and increased sales of enhanced features, average revenue per customer per month increased 1 percent and 2 percent in the three and six month periods of 2005, respectively, compared to the same periods in 2004. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.
Cost of services increased 2 percent, or $4.1 million, and 3 percent, or $12.2 million, in the three and six months ended June 30, 2005, respectively, compared to the prior year periods. Cost of services for the six month period in 2005 included approximately $3.2 million of incremental costs incurred during the first quarter of 2005 related to work force reductions in the Company’s wireline business, as well as higher overtime and maintenance costs due to inclement weather. Cost of services in both periods of 2005 included additional customer service expenses attributable to the growth in broadband customers, specifically the costs associated with subsidizing broadband-capable modems. In addition, cost of services in the three and six months ended June 30, 2005 included increased regulatory fees of $1.8 million and $3.0 million, respectively, related to an increase in the contribution factor applicable to universal service funding.
Cost of products sold increased $1.9 million, or 27 percent, and $3.7 million, or 30 percent, in the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004, consistent with the increase in sales and rentals of customer premise equipment discussed above. Selling, general, administrative and other expenses increased $1.8 million, or 3 percent, and $4.7 million, or 4 percent, in the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004, primarily resulting from higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 and higher insurance premiums related to the Company’s employee medical and dental plans. Depreciation and amortization expense decreased $3.2 million, or 2 percent, and $8.2 million, or 3 percent, in the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004. The decreases in depreciation and amortization expense in both 2005 periods primarily resulted from a reduction in depreciation rates for the Company’s Nebraska operations, reflecting the results of a triennial study of depreciable lives completed by Alltel in the second quarter of 2004 as required by the Nebraska Public Service Commission.
Wireline segment income decreased $19.1 million, or 8 percent, and $32.8 million, or 7 percent, in the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004. The decreases in segment income in both 2005 periods primarily resulted from the decline in revenues and sales due to the loss of access lines and the adverse affects of increased operating expenses related to the growth in broadband customers and higher employee benefit costs discussed above. In addition, the decrease in wireline segment income during the six month period ended June 30, 2005 was also attributable to the incremental expenses associated with work force reductions and higher overtime costs incurred in the first quarter of 2005 discussed above.
Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income for the six months ended June 30, 2004:

(Millions)
Severance and employee benefit costs	$11.2
Relocation costs	1.4
Lease and contract termination costs	(1.9)
Other exit costs	0.7

Total restructuring and other charges	$11.4

Accounting for Regulated Entities
Except for the Kentucky properties acquired in 2002 and the Nebraska operations acquired in 1999, Alltel’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the regulated ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. On a quarterly basis, Alltel reviews the criteria to determine whether the continuing application of SFAS No. 71 is appropriate. Many of the Company’s ILEC operations have begun to experience competition in their local service areas. Sources of competition to Alltel’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), VoIP providers and providers using other emerging technologies. Through June 30, 2005, this competition has not had a material adverse effect on the results of operations of Alltel’s ILEC operations.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If Alltel’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations. The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $177.9 million as of June 30, 2005. At this time, Alltel does not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, Alltel currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law. Upon discontinuance of SFAS No. 71, Alltel would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.
Regulatory Matters-Wireline Operations
Alltel’s ILECs are regulated by both federal and state agencies. Certain of Alltel’s products and services (interstate) and the related earnings are subject to federal regulation and others (local and intrastate) are subject to state regulation. With the exception of the acquired Nebraska and Kentucky operations, Alltel’s ILEC operations are subject to rate-of-return regulation federally by the FCC. The acquired Nebraska and Kentucky operations are subject to price-cap regulation by the FCC, that allows a greater degree of pricing flexibility than is afforded to Alltel’s rate-of-return operations. Companies meeting certain criteria had the option to elect price-cap regulation as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on June 30, 2005, and to date, the FCC had not established a successor mechanism for regulating price-cap companies. Nonetheless, the existing rules and regulations for price-cap companies remain effective until the FCC modifies or otherwise replaces them with a successor mechanism.
Telecommunications Law Modernization
In 1996, Congress passed the 96 Act, which significantly changed the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring ILECs to sell portions of their networks to competitors at reduced wholesale rates. The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and VoIP. Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. This “patchwork” regulatory approach unfairly advantages certain companies and disadvantages others, which impedes market-based competition where service providers, regardless of technology, exchange telecommunications traffic between their networks and are competing for the same customers.
In an effort to reform the “patchwork” regulatory approach, two separate telecommunications bills were recently introduced in the U.S. Senate. The first bill, entitled the “Broadband Investment and Consumer Choice Act”, was introduced on July 27, 2005. This bill reduces the level of government regulation within the telecommunications industry in favor of market-based competition and provides for parity in the remaining rules for functionally equivalent services, like broadband access to the Internet via DSL, cable modem and other means. Another bill, entitled “the Universal Service for the 21st Century Act”, was introduced on July 29, 2005. This bill changes the way telecommunications companies contribute to the universal service fund, establishes limited support for broadband investment in unserved areas and calls for the FCC to establish inter-carrier compensation reform within six months of enactment. There will likely be additional bills submitted for consideration in the future as Congress evaluates changing the regulatory environment in the telecommunications industry. Alltel strongly supports telecommunications modernization but, at this time, cannot predict the outcome of these efforts.
State Regulation
Most states in which Alltel’s ILEC subsidiaries operate have alternatives to rate-of-return regulation for local and intrastate services, either through legislative or state public service commission (“PSC”) rules. The Company utilizes alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas. The staff of the Kentucky PSC challenged the small company alternative regulation plan under which a subsidiary of the Company presently operates; however, on April 28, 2005, the Kentucky PSC ruled that the subsidiary would remain regulated under the small company alternative regulation plan. The Missouri PSC has ruled that the Company is not eligible for alternative regulation. However on May 5, 2005, the Missouri legislature passed an alternative regulation plan that would allow the Company to elect alternative regulation without Missouri PSC approval. The legislation will become law on August 28, 2005, whereupon the Company will likely withdraw its appeal of the Missouri PSC’s previous decision. The Company continues to evaluate alternative regulation options in markets where its ILEC subsidiaries remain subject to rate-of-return regulation.

Inter-carrier Compensation
In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation method that would overhaul the existing rules governing inter-carrier compensation. On October 8, 2004, the FCC granted in part and denied in part a petition filed by Core Communications requesting that the FCC forbear from enforcing provisions of the FCC’s 2001 Internet Service Provider (“ISP”) Remand Order. The FCC granted forbearance from the ISP Remand Order’s growth caps and new market rule finding they were no longer in the public interest. The FCC denied forbearance from the ISP Remand Order’s rate cap and mirroring rules. Various parties have filed for reconsideration with the FCC and have appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. If the FCC’s decision in this Order is upheld, the Company is likely to incur additional costs for delivering ISP-bound traffic to competitive wireline service providers. Although Alltel has not fully quantified the effects of this Order, the Company believes that the additional expense would not likely exceed $10.0 million annually.
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
On July 6, 2005, a recommended order was issued by a hearing examiner for the Georgia PSC that, if adopted, would prospectively preclude LECs from assessing access charges for certain intrastate calls that were previously allowed. The Company, along with other LECs in Georgia, will request that the Georgia PSC reject the recommended order and find that access charges continue to apply to these calls. If the recommended order were ultimately adopted by the Georgia PSC as proposed, the Company would incur a reduction in revenues of approximately $12.0 million. A final order will not likely become effective before the fourth quarter of 2005.
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
On March 17, 2005, the FCC issued an Order strengthening the standards required for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory when the FCC is responsible for evaluating ETC applications. When state regulatory agencies are responsible for evaluating ETC applications, the FCC encouraged them to follow the new standards. Effective October 1, 2006, the new standards require ETCs to: (1) provide five-year plans demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer “local-usage” plans comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to inter-exchange carriers in the event they become the sole ETC within a designated service area. The new standards will not have any financial impact on Alltel’s wireline universal service funding.
On June 14, 2005, the FCC issued a NPRM initiating a broad inquiry into the management and administration of the universal service programs. The NPRM seeks comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients in an effort to deter waste and fraud. The FCC is also considering proposals regarding the contribution methodology, which could change the category of service providers required to contribute to the fund and the basis on which they contribute. At this time, Alltel cannot estimate the impact that the potential changes, if any, would have on its operations.
As previously discussed under “Regulatory Matters—Wireless Operations”, the FCC mandated that, effective October 1, 2004, USAC begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the ADA, the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high-cost and low-income programs of the universal service fund comply with ADA requirements, and has asked the OMB to make a final determination on this issue. Additionally, Congress is contemplating a permanent solution to alleviate the ADA issues and the related negative impact to the universal service program.
Emerging Competitive Technologies - VoIP
Voice telecommunications services utilizing IP as the underlying transmission technology, (“VoIP”), are challenging existing regulatory definitions and raising questions concerning how IP-enabled services should be regulated, if at all. Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have ruled that the FCC preempts the states with respect to jurisdiction. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The FCC indicated that the cost of the public switched telephone network should be borne equitably by the users and requested comment on the specific regulatory requirements that should be extended to IP-enabled service providers, including requirements relating to E-911, accessibility for the disabled, inter-carrier compensation and universal service. Although the FCC’s rulemaking regarding IP-enabled services remains pending, the FCC has adopted a series of related orders establishing broad parameters for the regulation of those services. Specifically, on February 12, 2004, the FCC released an order declaring Pulver.com’s “free” IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a telecommunications service, but rather was an unregulated information service subject to federal jurisdiction. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from paying access compensation to wireline local service providers. The FCC ruled that AT&T’s IP telephony service, which converted voice calls to an IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, was a regulated telecommunications service subject to payment of interstate access compensation to LECs. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. The FCC has not yet determined how Vonage’s service should be classified for regulatory purposes, but is likely to address the “information service” vs. “telecommunications service” debate in its pending rulemaking regarding IP-enabled services. Several state commissions have appealed the FCC’s Vonage decision, and these appeals are presently pending before various federal appellate courts. In 2004, the FCC initiated a rulemaking regarding the regulatory framework for implementing CALEA and tentatively concluded that CALEA should also apply to VoIP services.
On June 3, 2005, the FCC took swift action in response to several incidents where VoIP customers were unable to complete calls to their emergency dispatch center. The FCC ordered all VoIP service providers whose service is interconnected with the public switched telephone network to provide E-911 services to their customers no later than November 28, 2005. Specifically, the FCC Order requires VoIP service providers to ensure that E-911 calls initiated by their customers are routed to the appropriate public service answering point and must notify their customers of the specific E-911 capabilities and limitations inherent with the VoIP service purchased.
If the FCC ultimately determines that IP-enabled services are not subject to regulatory requirements currently applicable to inter-exchange and local exchange service providers, including contributions to federal and state universal service programs, inter-carrier compensation obligations, federal and state tax obligations and service quality metrics, the Company’s regulated local exchange operations will be competitively disadvantaged. However, until the FCC issues its decision in these proceedings, the Company cannot determine the extent of the impact on its operations, if any.

Broadband
In the first quarter of 2002, the FCC issued a declaratory ruling concluding that broadband Internet access service delivered via cable modems was an interstate “information service” and not a cable service or a “telecommunications service”. The FCC sought comment on whether there were legal or policy reasons why it should reach different conclusions with respect to wireline broadband Internet access service and cable modem service. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) rejected the FCC’s classification of cable modem service as solely an unregulated “information service”, finding a portion of the service to be a “telecommunications service”. The FCC appealed the Ninth Circuit Court decision to the Supreme Court. On June 27, 2005, the Supreme Court reversed the Ninth Circuit Court and found the FCC’s classification of broadband cable modem service as an “information service” was lawful. As a result of the Supreme Court decision, broadband cable modem service will remain largely deregulated. On August 5, 2005, the FCC ruled that wireline broadband Internet access service (DSL) was an “information service” functionally integrated with a telecommunications component and no longer subject to the higher level of regulation existing for “telecommunications services.” This order, coupled with the Ninth Circuit Court decision classifying cable modem service as an “information service” puts the Company’s DSL service in regulatory parity with cable modem service. The order requires wireline broadband service providers to continue offering broadband access on a stand-alone basis to competing unaffiliated Internet Service Providers for one year, after which the Company will no longer be required to do so. Additionally, the order preserves the current method of assessing universal service contributions on DSL revenues for a 270-day period after the effective date of the order, or until the FCC adopts a new contribution methodology to the universal service fund. The Company will benefit from the decreased regulatory oversight of its DSL service through retail pricing flexibility as its DSL products are experiencing significant growth throughout its service areas and its primary competitor is the less regulated cable modem service.
Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and Alltel cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except customers in thousands)	2005	2004	2005	2004

Revenues and sales:
Product distribution	$136.1	$95.9	$256.7	$195.0
Long-distance and network management services	74.3	72.9	146.9	151.9
Directory publishing	47.3	48.7	73.6	74.9
Telecommunications information services	3.5	11.7	8.7	26.4

Total revenues and sales	261.2	229.2	485.9	448.2

Costs and expenses:
Cost of services	62.8	58.6	119.1	124.6
Cost of products sold	161.3	127.9	294.4	242.7
Selling, general, administrative and other	17.0	13.1	31.9	26.3
Depreciation and amortization	8.5	8.8	17.0	17.3

Total costs and expenses	249.6	208.4	462.4	410.9

Segment income	$11.6	$20.8	$23.5	$37.3

Long-distance customers	1,779.8	1,717.6	-	-

Communications support services revenues and sales increased $32.0 million, or 14 percent, and $37.7 million, or 8 percent, for the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004. As noted in the table above, the increase in revenues and sales in both 2005 periods reflected growth in sales of telecommunications equipment and data products, partially offset by declines in revenues earned from telecommunications information services. Sales of telecommunications and data products increased $40.2 million and $61.7 million in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. Sales to non-affiliates increased $31.1 million and $55.5 million in the three and six month periods of 2005, respectively, primarily reflecting increased sales to retailers and other distributors of higher priced wireless handsets that include advanced features and that are capable of various data applications. In addition, compared to the same periods of 2004, sales to affiliates increased $9.1 million and $6.2 million in the three and six months ended June 30, 2005, respectively, primarily due to an increase in capital expenditures by the Company’s wireline operations.
Revenues derived from directory publishing declined $1.4 million and $1.3 million in the three and six month periods ended June 30, 2005, as compared to the same periods in 2004, primarily due to a change in the number and mix of directories published during the second quarter of 2005. Telecommunications information services revenues decreased $8.2 million and $17.7 million in the three and six months ended June 30, 2005, respectively, due to the loss of one of Alltel’s remaining unaffiliated wireline services customers during the fourth quarter of 2004. Revenues attributable to long-distance and network management services increased $1.4 million and decreased $5.0 million in the three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. In the three and six month periods ended June 30, 2005, revenues earned from affiliates for network management services decreased $0.9 million and $5.8 million, respectively, primarily due to reductions in intercompany billing rates, which took effect January 1, 2005 and April 1, 2004, respectively. Conversely, revenues derived from external customers increased $2.3 million and $0.8 million in the three and six month periods of 2005, respectively, primarily due to an increase in customer billing rates initiated during the second quarter of 2005 on one of Alltel’s most popular billing plans. This increase in rates was partially offset by the effects of customers migrating to packaged rate plans. In response to competitive pressures, Alltel has introduced in its long-distance markets packaged rate plans that provide customers with unlimited calling for one flat monthly rate.
Although revenues and sales increased in the three and six months ended June 30, 2005 as compared to 2004, communications support services segment income decreased in both periods primarily due to lower profit margins realized by the long-distance and network management and telecommunications services operations. Profit margins for the long-distance and network management operations decreased in both 2005 periods primarily due to the effects of the reduction in intercompany billing rates and migration of external customers to packaged rate plans discussed above. Profit margins for the telecommunications information services operations were adversely affected by the loss of a customer during 2004, as the associated revenue decline outpaced the corresponding reduction in operating expenses due to the continuance of overhead and other fixed operating costs.
Set forth below is a summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income for the six months ended June 30, 2004:

(Millions)
Severance and employee benefit costs	$0.5
Relocation costs	0.1

Total restructuring and other charges	$0.6

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Six Months Ended
	June 30,
(Millions, except per share amounts)	2005	2004

Cash flows from (used in):
Operating activities	$1,243.6	$1,248.1
Investing activities	(449.5)	(465.1)
Financing activities	748.7	(753.3)
Effect of exchange rate changes	-	(0.1)

Increase in cash and short-term investments	$1,542.8	$29.6

Total capital structure (a)	$14,032.6	$12,608.4
Percent of equity to total capital (b)	63.1%	55.8%
Book value per share (c)	$27.05	$22.81

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.

(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.

(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.
Cash Flows-Operating Activities
Cash provided from operations continued to be Alltel’s primary source of liquidity. Cash provided from operations for the six months ended June 30, 2005 reflected growth in earnings from Alltel’s wireless operations and receipt of the $111.0 million special dividend on the Company’s investment in Fidelity National common stock previously discussed. Cash flows from operations in 2005 also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes. During the first half of 2005, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2005.

Cash Flows-Investing Activities
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures for the six months ended June 30, 2005 were $611.1 million compared to $480.5 million for the same period in 2004. Capital expenditures in both years were incurred to construct additional network facilities, to deploy 1XRTT data technology in the Company’s wireless markets and to expand Alltel’s network coverage of its Internet, broadband, and “Touch2Talk” communications service offerings. Capital expenditures for the six months ended June 30, 2005 also included incremental spending by Alltel to deploy CDMA technology in the properties acquired from Cingular as previously discussed. In addition, capital expenditures in 2005 also included the Company’s investment in wireless EV-DO technology. Through June 30, 2005, Alltel had launched EV-DO service in five markets and expects to deploy EV-DO technology in five to seven additional markets during the second half of 2005. The Company funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the six months ended June 30, 2005 were $26.9 million compared to $14.8 million for the same period in 2004. Including the investments needed to deploy CDMA technology in the acquired Cingular markets and the ongoing capital expenditure requirements within the Western Wireless markets, Alltel expects capital expenditures, including capitalized software development costs, to be approximately $1.4 to $1.5 billion for 2005. The Company expects to fund substantially all of its capital expenditures primarily from internally generated funds.
Cash outlays for the purchase of property in the six months ended June 30, 2005 were $223.7 million, of which $165.0 million related to the exchange of wireless properties with Cingular and $48.3 million related to the purchase of wireless properties in Alabama and Georgia from PS Cellular, as previously discussed. During the first six months of 2005, Alltel also purchased for $10.4 million in cash additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. Conversely, there were no cash outlays for the purchase of property during the six months ended June 30, 2004.
Investing activities for the six months ended June 30, 2005 included proceeds from the sale of investments of $353.4 million, principally consisting of $350.8 million received from the sale of Alltel’s investment in Fidelity National common stock previously discussed. Investing activities for the six months ended June 30, 2005 and 2004 also included proceeds from the return on investments of $20.4 million and $36.9 million, respectively. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments. The significant decrease in distributions received during the first six months of 2005 compared to the same period a year ago primarily reflected the exchange of certain minority investments with Cingular, as previously discussed. Cash flows from investing activities for the six months ended June 30, 2005 also included proceeds of $36.2 million received in connection with the disposal of an office building, which had previously been written down to fair value during the first quarter of 2004 (see “Consolidated Results of Operations — Restructuring and Other Charges”).
Cash Flows-Financing Activities
Dividend payments remain a significant use of capital resources for Alltel. Common and preferred dividend payments were $220.7 million for the six months ended June 30, 2005 compared to $231.3 million for the same period in 2004. The decrease in dividend payments in 2005 primarily reflected Alltel’s prefunding of $9.2 million of the first quarter 2005 dividend payments on December 30, 2004. The remaining portion of the first quarter 2005 dividend payments of $105.7 million was funded by Alltel on January 3, 2005. In October 2004, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.37 to $.38 per share, raising the annual dividend rate to $1.52 per share. The Company expects to continue the payment of cash dividends during the balance of 2005.
The Company has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. The Company incurred no borrowings under the revolving credit agreement during either the six months ended June 30, 2005 or 2004. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. During the first six months of 2005, the maximum amount of borrowings outstanding under the commercial paper program was $100.0 million, of which $50.0 million remained outstanding at June 30, 2005. Conversely, Alltel incurred no borrowings under the commercial paper program during the first six months of 2004, and there were no commercial paper borrowings outstanding at either December 31, 2004 or 2003. Commercial paper borrowings were incurred during the first half of 2005 to fund general corporate requirements. The net increase in commercial paper borrowings from December 31, 2004 of $50.0 million represented all of the long-term debt issued during the six months ended June 30, 2005.

On August 1, 2005, Alltel entered into an additional $700.0 million, 364-day revolving credit agreement that expires on July 31, 2006, if not extended at the option of the Company, and allows Alltel to convert any outstanding borrowings under this agreement into term loans maturing in 2007. As previously discussed, a wholly-owned subsidiary of Alltel had assumed all outstanding debt of Western Wireless upon closing of the Merger. On August 1, 2005, Alltel also announced a tender offer to purchase all of the issued and outstanding Western Wireless 9.25 percent senior notes due July 15, 2013, representing an aggregate principal amount of $600.0 million, as well as a related solicitation to amend the indenture governing the senior notes. Alltel expects to fund the repurchase of the $600.0 million senior notes through either commercial paper or borrowings under the 364-day revolving credit agreement.
Retirements of long-term debt were $452.9 million and $252.9 million for the six months ended June 30, 2005 and 2004, respectively. Retirements of long-term debt in 2005 primarily consisted of the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006, as previously discussed. Conversely, retirements of long-term debt in 2004 primarily consisted of the repayment of a $250.0 million unsecured note due April 1, 2004.
Proceeds from the issuance of Alltel’s common stock were $1,399.3 million for the six months ended June 30, 2005, principally consisting of proceeds from the settlement of the purchase contracts related to the Company’s equity units on May 17, 2005. As previously discussed, upon settlement of the contracts, the Company received proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock. (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the settlement of the purchase contracts.)
On January 22, 2004, Alltel’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two-year period ending December 31, 2005. Under the repurchase plan, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors. Sources of funding the stock buyback program include available cash on hand, operating cash flows and borrowings under Alltel’s commercial paper program. During 2004, Alltel repurchased 11.2 million of its common shares at a total cost of $595.3 million under this plan, of which 4.8 million shares were repurchased during the six months ended June 30, 2004 at a cost of $243.0 million. Alltel did not repurchase any of its common shares during the six months ended June 30, 2005.
Cash flows from financing activities also included distributions to minority investors, which amounted to $27.0 million and $32.7 million for the six months ended June 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($2.0 billion at June 30, 2005) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends and funding the stock repurchase plan. As previously discussed, on August 1, 2005, Alltel completed the merger of Western Wireless with and into a wholly-owned subsidiary. In conjunction with the merger transaction with Western Wireless, Alltel paid $933.4 million in cash to the holders of Western Wireless common stock and repaid approximately $1.3 billion of term loans outstanding under the Western Wireless credit facility that became due immediately upon the closing of the merger. These payments were funded by cash on hand and borrowings under the Company’s commercial paper program. Additional sources of funding available to Alltel include (1) additional borrowings available to the Company under its commercial paper program and revolving credit agreements, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at June 30, 2005 and (3) additional debt securities issued in the private placement market.
Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were unchanged from December 31, 2004 and were as follows:

Standard
Description	Moody's	& Poor's	Fitch

Commercial paper credit rating	Prime-1	A-1	F1
Long-term debt credit rating	A2	A	A
Outlook	Stable	Negative	Stable

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
The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of June 30, 2005, the Company’s total debt to capitalization ratio was 36.8 percent. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $6,617.8 million at June 30, 2005. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.
Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2005, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.
At June 30, 2005, current maturities of long-term debt were $222.8 million and included a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005. The Company expects to fund the payment of the $200.0 million note at maturity through either available cash on hand, operating cash flows, commercial paper or borrowings under the 364-day revolving credit agreement.
Alltel does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any material arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.
Critical Accounting Policies
Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Alltel’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets and accounting for current and deferred income taxes. There have been no material changes to Alltel’s critical accounting policies during the six month period ended June 30, 2005.
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
Other Matters
As the Company previously disclosed in a press release and Current Report on Form 8-K dated May 3, 2005, the Company has advised the staff of the Securities and Exchange Commission (“SEC”) and the DOJ of an independent investigation being conducted by the audit and governance committees of the Company’s board of directors regarding alleged improper payments by the international division of the Company’s former information services subsidiary. The allegations of improper payments are contained in a lawsuit filed by a Chinese company, Grace & Digital Information Technology Co., Ltd., against the former subsidiary and several other parties. Alltel is not a party to the lawsuit.

The audit and governance committees retained independent legal counsel to conduct their investigation and to facilitate their cooperation with any related government inquiries. The SEC staff has informed the committees’ counsel that it has opened an informal inquiry relating to the alleged improper payments. The DOJ has also advised the Company that it intends to interview a former employee of the Company in connection with this matter. The committees’ internal investigation is continuing.
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
On March 31, 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations”, which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building’s useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. Alltel is currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at June 30, 2005 are similar to the market risks discussed in Alltel’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004. Following the April 6, 2005 sale of its investment in Fidelity National common stock, Alltel does not hold any material investments in marketable equity securities. Accordingly, Alltel no longer has significant market risk exposure resulting from changes in marketable equity security prices. Alltel continues to be exposed to market risk from changes in interest rates and foreign exchange rates. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.
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
As of June 30, 2005, Alltel has entered into five, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $925.0 million to convert fixed interest rate payments to variable. The maturities of the five interest rate swaps range from January 15, 2008 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by Alltel was 3.2 percent at June 30, 2005. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $9.8 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $9.8 million.
Foreign Exchange Risk
Alltel’s business operations in foreign countries are not material to the Company’s consolidated operations, financial condition and liquidity. Foreign currency translation gains and losses were not material to the Company’s consolidated results of operations for the three and six months ended June 30, 2005 and 2004. Additionally, Alltel is not currently subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currency would have on the Company’s future costs or on future cash flows it would receive from its foreign subsidiaries. Alltel has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ALLTEL CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, Alltel’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	On January 23, 2004, Alltel announced a $750.0 million stock repurchase plan that expires on December 31, 2005. During 2004, the Company repurchased 11.2 million shares of its common stock at a total cost of $595.3 million, or an average cost of $52.93 per share. No repurchases were made under the stock repurchase plan during the first six months of 2005. As of June 30, 2005, remaining amounts that may be purchased under this plan were $154.7 million.
Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Meeting of Stockholders was held on April 21, 2005. At the meeting, the following items were submitted to a vote of stockholders:
(1)	The election of three directors, constituting the class of the Board of Directors who will serve a three-year term expiring at the 2008 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
John R. Belk	261,459,369	2,909,820
Gregory W. Penske	258,719,742	5,649,447
Warren A. Stephens	254,126,864	10,242,325
(2)	The appointment of PricewaterhouseCoopers LLP to audit Alltel’s consolidated financial statements for the year ending December 31, 2005 was ratified with 261,501,796 votes for, 951,765 votes against and 1,899,653 abstentions.
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
(Registrant)
          /s/ Jeffery R. Gardner
Jeffery R. Gardner
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
August 9, 2005

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits
(10)(a)(1)	364-Day Revolving Credit Agreement dated as of August 1, 2005 between ALLTEL Corporation and Bank of America, N.A., JPMorgan Chase Bank, N.A., Banc of America Securities LLC and J.P. Morgan Securities Inc., Citicorp USA, Inc., KeyBank National Association, Wachovia Bank, National Association, and Barclays Bank PLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 1, 2005).	*

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)
* Incorporated herein by reference as indicated.
(a) Filed herewith.