Form 10-Q
period 2005-09-30
ALLTEL CORP
filed 2005-11-08
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
       YES  X        NO

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
       YES           NO  X

Number of common shares outstanding as of October 31, 2005:             382,944,791

The Exhibit Index is located on page 52.

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS
Page No.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	50

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with pending acquisitions and dispositions, including the pending acquisition of the Idaho markets and the pending dispositions of Western Wireless’ Kansas and Nebraska markets and international assets; the risks associated with the integration of acquired businesses, including the integration of Western
Wireless; the uncertainties related to any discussions or negotiations regarding the sale of any of the international assets or the wireline repositioning; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel;
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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	September 30,	December 31,
Assets	2005	2004
Current Assets:
Cash and short-term investments	$69.4	$484.9
Accounts receivable (less allowance for doubtful
accounts of $76.4 and $53.6, respectively)	1,117.0	912.7
Inventories	177.0	156.8
Prepaid expenses and other	131.2	62.4
Assets held for sale	2,739.6	-
Total current assets	4,234.2	1,616.8
Investments	359.3	804.9
Goodwill	8,827.9	4,875.7
Other intangibles	1,977.3	1,306.1
Property, Plant and Equipment:
Land	287.6	278.1
Building and improvements	1,189.7	1,134.8
Wireline	6,886.8	6,735.8
Wireless	6,664.6	5,764.0
Information processing	1,150.2	1,048.4
Other	494.3	489.9
Under construction	494.3	385.3
Total property, plant and equipment	17,167.5	15,836.3
Less accumulated depreciation	9,158.5	8,288.2
Net property, plant and equipment	8,009.0	7,548.1
Other assets	389.0	452.1
Total Assets	$23,796.7	$16,603.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$22.9	$225.0
Accounts payable	496.0	448.2
Advance payments and customer deposits	224.2	219.3
Accrued taxes	224.1	158.2
Accrued dividends	145.5	105.9
Accrued interest	81.3	120.2
Current deferred income taxes	490.5	-
Other current liabilities	244.1	183.5
Liabilities related to assets held for sale	398.0	-
Total current liabilities	2,326.6	1,460.3
Long-term debt	5,920.2	5,352.4
Deferred income taxes	1,681.9	1,715.1
Other liabilities	955.7	947.2
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 11,492 and 12,288
shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized,
382,914,314 and 302,267,959 shares issued and outstanding, respectively	382.9	302.3
Additional paid-in capital	5,313.4	197.9
Unrealized holding gain on investments	23.5	153.9
Foreign currency translation adjustment	26.9	0.5
Retained earnings	7,165.3	6,473.8
Total shareholders’ equity	12,912.3	7,128.7
Total Liabilities and Shareholders’ Equity	$23,796.7	$16,603.7
See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per share amounts)	2005	2004	2005	2004
Revenues and sales:
Service revenues	$2,229.4	$1,885.4	$6,116.9	$5,476.9
Product sales	289.7	217.7	788.3	629.5
Total revenues and sales	2,519.1	2,103.1	6,905.2	6,106.4
Costs and expenses:
Cost of services (excluding depreciation of $256.2, $232.0,
$742.3 and $695.6, respectively, included below)	719.7	624.4	2,006.9	1,769.4
Cost of products sold	343.7	262.6	933.6	775.9
Selling, general, administrative and other	470.9	373.6	1,298.9	1,121.7
Depreciation and amortization	389.0	324.7	1,078.5	967.2
Restructuring and other charges	18.9	-	18.9	51.8
Total costs and expense	1,942.2	1,585.3	5,336.8	4,686.0
Operating income	576.9	517.8	1,568.4	1,420.4

Equity earnings in unconsolidated partnerships	10.5	24.3	36.4	53.5
Minority interest in consolidated partnerships	(20.6)	(23.7)	(57.8)	(60.9)
Other income, net	27.3	15.7	156.0	23.2
Interest expense	(83.4)	(86.7)	(246.4)	(265.0)
Gain on exchange or disposal of assets and other	30.5	-	218.8	-

Income from continuing operations before income taxes	541.2	447.4	1,675.4	1,171.2
Income taxes	206.1	143.7	625.2	415.1

Income from continuing operations	335.1	303.7	1,050.2	756.1
Discontinued operations (net of income taxes of $33.3 in 2005 and income tax benefit of $19.5 in 2004)	26.0	19.5	26.0	19.5

Net income	361.1	323.2	1,076.2	775.6
Preferred dividends	-	-	0.1	0.1
Net income applicable to common shares	$361.1	$323.2	$1,076.1	$775.5
Earnings per share:
Basic:
Income from continuing operations	$.92	$.99	$3.21	$2.45
Income from discontinued operations	.07	.06	.08	.06
Net income	$.99	$1.05	$3.29	$2.51
Diluted:
Income from continuing operations	$.91	$.99	$3.19	$2.44
Income from discontinued operations	.07	.06	.08	.06
Net income	$.98	$1.05	$3.27	$2.50

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months
	Ended September 30,
(Millions)	2005	2004
Cash Provided from Operations:
Net income	$1,076.2	$775.6
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(26.0)	(19.5)
Depreciation and amortization	1,078.5	967.2
Provision for doubtful accounts	152.0	137.3
Non-cash portion of gain on exchange or disposal of assets and other	(232.7)	-
Non-cash portion of restructuring and other charges	10.0	25.6
Increase in deferred income taxes	18.1	188.6
Reversal of income tax contingency reserves	-	(19.7)
Other, net	12.1	(8.5)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(205.4)	(164.3)
Inventories	16.2	10.9
Accounts payable	(3.7)	(93.0)
Other current liabilities	6.2	64.1
Other, net	0.4	(20.2)
Net cash provided from operations	1,901.9	1,844.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(915.5)	(757.3)
Additions to capitalized software development costs	(38.9)	(23.6)
Additions to investments	(1.0)	(2.8)
Purchases of property, net of cash acquired	(1,135.8)	-
Proceeds from the sale of assets	36.2	-
Proceeds from the sale of investments	353.9	-
Proceeds from the return on investments	30.9	67.1
Other, net	7.9	(0.6)
Net cash used in investing activities	(1,662.3)	(717.2)
Cash Flows from Financing Activities:
Dividends on common and preferred stock	(345.2)	(345.3)
Repayments of long-term debt	(2,656.6)	(255.0)
Repurchases of common stock	-	(506.9)
Distributions to minority investors	(44.8)	(49.7)
Long-term debt issued	927.7	-
Common stock issued	1,442.8	20.7
Net cash used in financing activities	(676.1)	(1,136.2)

Net cash provided from discontinued operations	36.2	-

Effect of exchange rate changes on cash and short-term investments	(15.2)	(0.1)

Decrease in cash and short-term investments	(415.5)	(9.4)

Cash and Short-term Investments:
Beginning of the period	484.9	657.8
End of the period	$69.4	$648.4

Non-Cash Investing and Financing Activities:
Change in fair value of investments in equity securities	$(200.6)	$32.2
Change in fair value of foreign currency exchange contracts	$41.6	$-
Change in fair value of interest rate swap agreements	$(27.0)	$(2.0)

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Unrealized	Foreign
			Additional	Holding	Currency
	Preferred	Common	Paid-In	Gain On	Translation	Retained
(Millions)	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total
Balance at December 31, 2004	$0.3	$302.3	$197.9	$153.9	$0.5	$6,473.8	$7,128.7
Net income	-	-	-	-	-	1,076.2	1,076.2
Other comprehensive income, net of tax: (see Note 12)
Unrealized holding losses on investments, net of reclassification adjustments	-	-	-	(130.4)	-	-	(130.4)
Foreign currency translation adjustment	-	-	-	-	26.4	-	26.4
Comprehensive income	-	-	-	(130.4)	26.4	1,076.2	972.2
Acquisitions (See Note 2)	-	54.3	3,690.5	-	-	-	3,744.8
Settle purchase obligation related to equity units (See Note 4)	-	24.5	1,360.5	-	-	-	1,385.0
Employee plans, net	-	1.6	57.0	-	-	-	58.6
Restricted stock, net of unearned compensation	-	0.2	3.9	-	-	-	4.1
Tax benefit for non-qualified stock options	-	-	3.5	-	-	-	3.5
Conversion of preferred stock	-	-	0.1	-	-	-	0.1
Dividends:
Common - $1.14 per share	-	-	-	-	-	(384.6)	(384.6)
Preferred	-	-	-	-	-	(0.1)	(0.1)
Balance at September 30, 2005	$0.3	$382.9	$5,313.4	$23.5	$26.9	$7,165.3	$12,912.3

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.        General:
Basis of Presentation - The consolidated financial statements at September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.        Acquisitions:
On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion and acquired cash of $14.4 million. On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility that, as a result of a change in control, became due and payable immediately upon the closing of the merger. On August 1, 2005, Alltel also announced a tender offer to purchase all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million, as well as a related consent solicitation to amend the indenture governing the senior notes. During the third quarter of 2005, Alltel repurchased all $600.0 million of the senior notes.

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and Federal Communications Commission (“FCC”), Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On September 13, 2005, Alltel announced an agreement to exchange wireless properties with United States Cellular Corporation (“U.S. Cellular”) that meets a substantial portion of the divestiture requirements related to the merger. On September 15, 2005, Alltel completed the sale of international operations in Georgia and Ghana acquired from Western Wireless. Alltel also has pending definitive agreements to sell the acquired international operations in Ireland and Austria, and the Company is actively pursuing the disposition of all remaining international operations acquired from Western Wireless. Accordingly, the acquired international operations and interests of Western Wireless and the 16 domestic markets to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements.
(See Note 10).

Under the purchase method of accounting, the assets and liabilities of Western Wireless were recorded at their respective fair values as of the date of acquisition. The Company is in the process of completing third-party valuations of the acquired property, plant and equipment and intangible assets. Given the size of the Western Wireless transaction, the values of certain assets and liabilities have been based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of property, plant and equipment, disposition of certain assets acquired and the exit from certain contractual arrangements. Accordingly, the purchase price allocation is subject to adjustment based upon completion of the third party valuations and the final determination of fair values.

As part of the acquisition, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into 34.6144 shares of Alltel common stock and $598.47 in cash based on the mixed-election exchange ratio. The Western Wireless notes have been recorded at fair value as of the merger date, with a portion of the fair value allocated to the conversion component. The fair value of the conversion component of $216.6 million has been reflected as an increase in Alltel’s additional paid in capital balance as of the merger date.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.        Acquisitions, Continued:
Employee stock options issued by Western Wireless that were outstanding as of the merger date were exchanged for an equivalent number of Alltel stock options based on the specified exchange ratio of the Western Wireless stock options to Alltel common stock equivalents of .6762 per share. Compensation expense attributable to the vested Western Wireless stock options that were exchanged totaling $97.8 million was capitalized as part of the purchase price and resulted in a corresponding increase in Alltel’s additional paid in capital balance as of the merger date. In addition, Alltel also incurred $28.3 million of direct costs for legal, financial advisory and other services related to the transaction that were also capitalized as part of the purchase price.

Alltel’s integration of the acquired operations of Western Wireless is currently underway. In connection with this integration, the Company expects to incur significant nonrecurring expenses over the next several quarters, principally consisting of branding, signage, retail store redesigns and computer system conversion costs. (See Note 7 for a discussion of integration expenses recorded by Alltel in the third quarter of 2005). In addition, employee termination benefits of $15.7 million, including involuntary severance and related benefits to be provided to 384 former Western Wireless employees, and employee retention bonuses of $10.5 million payable to approximately 1,800 former Western Wireless employees were recorded during the third quarter of 2005. These employee benefit costs were recognized in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, as liabilities assumed in the business combination. As of September 30, 2005, Alltel had paid $7.2 million in employee termination and retention benefits, and 160 of the scheduled employee terminations had been completed.

Alltel assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $4,269.7 million to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized over a weighted-average period of five years using the sum-of-the-years digits method. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. Alltel assigned goodwill resulting from the acquisition of Western Wireless to the Company’s wireless business segment. None of the goodwill or other intangible assets recorded in this acquisition are deductible for income tax purposes.

The premium paid by Alltel in this transaction is attributable to the strategic importance of the Western Wireless merger. As a result of the merger, Alltel increased its wireless revenue mix from approximately 60 percent to nearly 70 percent of its total consolidated revenues. The Company also achieved additional scale by adding approximately 1.3 million domestic wireless customers in 19 midwestern and western states that are contiguous to Alltel’s existing wireless properties, increasing the number of wireless customers served by Alltel to more than 10 million customers in 34 states. In addition, the merger increased Alltel’s retail position in these domestic, rural markets where it can leverage the Company’s brand and marketing experience and bring significant value to customers by offering competitive national rate plans. In addition, the Company became a leading independent roaming partner for the four national carriers in the markets served by Alltel. Finally, Alltel expects to achieve reductions in centralized operations costs and interest expense savings as a result of merger.

On April 15, 2005, Alltel and Cingular Wireless LLC (“Cingular”), a joint venture between SBC Communications, Inc. and BellSouth Corporation, exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in select markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi covering approximately 2.7 million potential customers (“POPs”). Alltel also acquired 20MHz of spectrum and network assets owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. During the second quarter of 2005, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the partnership interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $370.9 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of three years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million in the second quarter of 2005 and an additional gain of $30.5 million in the third quarter of 2005 (see Note 9).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.        Acquisitions, Continued:
On February 28, 2005, Alltel completed the purchase of certain wireless assets from Public Service Cellular, Inc. (“PS Cellular”) for $48.1 million in cash, acquiring wireless properties with a potential service area covering approximately 900,000 POPs in Alabama and Georgia. During the first quarter of 2005, Alltel completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $36.6 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of four years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.

The accompanying consolidated financial statements include the accounts and results of operations of the wireless properties acquired from Cingular and PS Cellular from the dates of acquisition. The purchase prices paid for these two acquisitions were based on estimates of future cash flows of the properties acquired. Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired because the purchase of wireless properties expanded the Company’s wireless footprint into new markets in Alabama, Georgia, Kentucky, Oklahoma, Texas, Connecticut and Mississippi and added 266,000 new customers to Alltel’s communications customer base. Additionally, in the wireless properties acquired, Alltel should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

During the first nine months of 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $15.7 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $8.4 million to goodwill.

The following table summarizes the assets acquired, liabilities assumed, common stock issued and assets exchanged for the various business combinations completed during 2005:

(Millions)	Western Wireless	Cingular	PS Cellular and Other	Combined Totals
Fair value of assets acquired:
Current assets	$200.5	$1.1	$4.3	$205.9
Investments	132.2	-	-	132.2
Property, plant and equipment	515.8	38.0	10.2	564.0
Other assets	7.1	-	-	7.1
Assets held for sale	2,799.9	-	-	2,799.9
Goodwill	3,638.7	269.0	39.7	3,947.4
Cellular licenses	315.0	91.0	3.4	409.4
Customer lists	316.0	10.9	1.9	328.8
Total assets acquired	7,925.2	410.0	59.5	8,394.7
Fair value of liabilities assumed:
Current liabilities	(166.9)	(5.5)	(2.4)	(174.8)
Current deferred income taxes established on acquired assets	(490.5)	-	-	(490.5)
Long-term debt	(2,112.9)	-	-	(2,112.9)
Other liabilities	(42.9)	-	-	(42.9)
Liabilities related to assets held for sale	(448.2)	-	-	(448.2)
Less minority interest liability acquired	-	14.4	6.7	21.1
Total liabilities acquired (assumed)	(3,261.4)	8.9	4.3	(3,248.2)
Common stock issued	(3,744.8)	-	-	(3,744.8)
Fair value of assets exchanged	-	(265.9)	-	(265.9)
Cash paid, net of cash acquired	$919.0	$153.0	$63.8	$1,135.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.	Acquisitions, Continued:
The following unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2005 and 2004 assume that the acquisition of wireless properties from Western Wireless occurred as of January 1, 2004:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2005	2004	2005	2004
Revenues and sales	$2,612.5	$2,352.8	$7,501.3	$6,816.0
Income from continuing operations	$343.8	$309.5	$1,079.9	$797.8
Combined earnings per share from continuing operations:
Basic earnings per share	$.90	$.80	$2.83	$2.06
Diluted earning per share	$.89	$.79	$2.79	$2.02
Net income	$369.8	$329.0	$1,105.9	$817.3
Combined earnings per share:
Basic earnings per share	$.97	$.85	$2.90	$2.11
Diluted earning per share	$.96	$.84	$2.85	$2.07

The pro forma amounts represent the historical operating results of the properties acquired from Western Wireless with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts also give effect to the May 17, 2005 issuance of approximately 24.5 million shares of Alltel common stock to settle the purchase contract obligation related to the Company’s outstanding equity units (see Note 4), the proceeds of which were used to finance the cash portion of the merger transaction and a portion of the repayment of Western Wireless’ long-term debt. The pro forma amounts for the three and nine months ended September 30, 2005 and 2004 include the effects of non-acquisition-related special charges and unusual items, as more fully discussed in Notes 7, 8 and 9 below. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Western Wireless properties had been operated by Alltel during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses. Unaudited pro forma financial information related to the acquisitions of wireless properties from Cingular and PS Cellular and Alltel’s acquisitions of wireless properties in Florida, Georgia and Ohio from U.S. Cellular and TDS Telecommunications Corporation completed on December 1, 2004 and in Louisiana from SJI completed on November 2, 2004 has not been included because these acquisitions were not material to Alltel’s consolidated results of operations for all periods presented.

3.  Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. As of January 1, 2005, Alltel completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required. The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2005 were as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total
Balance at December 31, 2004	$3,625.8	$1,247.6	$2.3	$4,875.7
Acquired during the period	3,947.4	-	-	3,947.4
Other adjustments	4.8	-	-	4.8
Balance at September 30, 2005	$7,578.0	$1,247.6	$2.3	$8,827.9

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	September 30,	December 31,
(Millions)	2005	2004
Cellular licenses	$1,185.0	$775.6
Personal Communications Services licenses	79.1	79.1
Franchise rights - wireline	265.0	265.0
	$1,529.1	$1,119.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.  Goodwill and Other Intangible Assets, Continued:
Intangible assets subject to amortization were as follows:

	September 30, 2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$726.4	$(284.7)	$441.7
Franchise rights	22.5	(16.0)	6.5
	$748.9	$(300.7)	$448.2

	December 31, 2004
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$397.6	$(218.8)	$178.8
Franchise rights	22.5	(14.9)	7.6
	$420.1	$(233.7)	$186.4

Amortization expense for intangible assets subject to amortization was $34.5 million and $67.0 million for the three and nine month periods ended September 30, 2005, compared to $15.0 million and $45.2 million for the same periods of 2004. Amortization expense for intangible assets subject to amortization is estimated to be $110.3 million in 2005, $145.4 million in 2006, $107.8 million in 2007, $77.5 million in 2008 and $41.9 million in 2009.

4.        Equity Units:
During 2002, Alltel issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consisted of a corporate unit, with a $50 stated amount, comprised of a purchase contract and a $50 principal amount senior note. The purchase contract obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued common shares of Alltel common stock for $50. The number of Alltel shares issued to the holders of each equity unit to settle the purchase contract was calculated by dividing $50 by the average closing price per share of Alltel’s common stock for the 20 consecutive trading days that ended May 12, 2005. Upon settlement of the purchase contract obligation, Alltel received cash proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock in the aggregate to the holders of the equity units. The proceeds from the stock issuance were utilized to finance certain obligations associated with Alltel’s merger with Western Wireless, as further discussed in Note 2.

The $50 principal amount senior notes become payable on May 17, 2007. The senior notes accrued interest through May 17, 2005 at an initial annual rate of 6.25 percent. On February 17, 2005, Alltel completed a remarketing of the senior notes that reset the annual interest rate on the notes to 4.656 percent for periods subsequent to May 17, 2005. The proceeds of the remarketed senior notes were used to purchase a portfolio of U.S. Treasury securities that were pledged to secure the corporate unit holders’ obligations under the purchase contract component of the corporate unit until settlement.

5.  Stock-Based Compensation:
Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For fixed stock options granted under these plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. Accordingly, Alltel does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in the three and nine month periods ended September 30, 2005 or 2004.

In January 2005 and 2004, the Company granted to certain senior management employees restricted stock of approximately 205,000 and 173,000 shares, respectively. The restricted shares granted in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if the Company achieves a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted in 2004 will vest in equal increments over a three-year period following the date of grant. Compensation expense related to the foregoing shares amounted to $1.6 million and $4.8 million and $0.7 million and $2.1 million for the three and nine month periods ended September 30, 2005 and 2004, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____
5.	Stock-Based Compensation, Continued:
At September 30, 2005 and 2004, unrecognized compensation expense for the restricted shares amounted to $5.8 million and $6.4 million, respectively, and was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity. The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the three and nine months ended September 30:

		Three Months Ended		Nine Months Ended
(Millions, except per share amounts)		2005	2004	2005	2004
Net income as reported		$361.1	$323.2	$1,076.2	$775.6
Add stock-based compensation expense included in net income, net of related tax effects		1.1	0.5	3.1	1.4
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(5.5)	(7.0)	(18.5)	(19.9)
Pro forma net income		$356.7	$316.7	$1,060.8	$757.1
Basic earnings per share:	As reported	$.99	$1.05	$3.29	$2.51
	Pro forma	$.98	$1.03	$3.25	$2.45
Diluted earnings per share:	As reported	$.98	$1.05	$3.27	$2.50
	Pro forma	$.97	$1.03	$3.22	$2.44

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

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Benefits earned during the year	$8.7	$7.7	$25.4	$23.1
Interest cost on benefit obligation	14.7	13.0	43.9	38.9
Amortization of prior service cost	0.1	-	0.4	0.2
Recognized net actuarial loss	7.7	5.0	23.0	14.8
Expected return on plan assets	(20.8)	(17.6)	(62.2)	(52.8)
Net periodic benefit expense	$10.4	$8.1	$30.5	$24.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.  Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
Alltel disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $5.2 million for retirement benefits in 2005 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans. Through September 30, 2005, Alltel had contributed $4.2 million to fund the supplemental retirement plans. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2005. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. The components of postretirement expense were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Benefits earned during the year	$0.1	$0.1	$0.3	$0.5
Interest cost on benefit obligation	3.5	3.9	10.5	11.8
Amortization of transition obligation	0.2	0.2	0.6	0.6
Amortization of prior service cost	0.5	0.4	1.5	1.2
Recognized net actuarial loss	1.7	2.3	5.1	6.7
Expected return on plan assets	-	-	-	-
Net periodic benefit expense	$6.0	$6.9	$18.0	$20.8

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense. Based on its understanding of the Act, Alltel determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, Alltel prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an $18.3 million reduction in the Company’s accumulated postretirement obligation and a $2.9 million reduction in the Company’s 2004 postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. These final rules did not have a material effect on Alltel’s benefit costs or accumulated postretirement benefit obligation.

7.         Restructuring and Other Charges:
A summary of the restructuring and other charges recorded during the three and nine months ended September 30, 2005 was as follows:

(Millions)	Wireless	Wireline	Total
Severance and employee benefit costs	$-	$4.6	$4.6
Relocation costs	0.3	-	0.3
Computer system conversion and other integration expenses	14.0	-	14.0
Total restructuring and other charges	$14.3	$4.6	$18.9

In connection with the exchange of wireless assets with Cingular, the Company incurred $11.9 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $2.4 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

7.         Restructuring and Other Charges, Continued:
customer billing and operational support systems to Alltel’s internal systems, a process which is expected to be completed during the second quarter of 2006. In addition, the Company incurred $4.6 million of severance and employee benefit costs related to a planned workforce reduction in its wireline operations. As of September 30, 2005, the Company had paid $1.1 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.

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

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and Alltel. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of September 30, 2005, the Company had paid $22.7 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.

During the first quarter of 2004, Alltel also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial Inc. (“Fidelity National”).

The following is a summary of the activity related to the liabilities associated with the Company’s restructuring and other charges for the nine months ended September 30, 2005:

(Millions)
Balance, beginning of period	$0.7
Accrued severance and employee benefit costs during the period	4.6
Reversal of accrued liabilities	(0.3)
Cash outlays during the period	(1.3)
Balance, end of period	$3.7

At September 30, 2005, the remaining unpaid liability related to Alltel’s restructuring activities consisted of severance and employee benefit costs of $3.5 million and lease and contract termination costs of $0.2 million and is included in other current liabilities in the accompanying consolidated balance sheets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

8.  Investments - Special Cash Dividend:
On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National totaling $111.0 million, related to the shares of Fidelity National common stock received as partial consideration for the sale of Alltel’s financial services business to Fidelity National on April 1, 2003. As further discussed in Note 9, on April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock. The special cash dividend is included in other income, net in the accompanying consolidated statement of income for the nine months ended September 30, 2005.

9.  Gain on Exchange or Disposal of Assets and Other:
As previously discussed in Note 2, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed until July 29, 2005. As a result of completing the exchange transaction, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. On April 8, 2005, Alltel redeemed all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $136.7 million or $.42 per share in the nine month period ended September 30, 2005.

10.       Discontinued Operations:
As previously discussed in Note 2, as a condition of receiving approval for the merger with Western Wireless from the DOJ and the FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On September 13, 2005, Alltel announced an agreement to exchange wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. Under terms of the agreement, Alltel will acquire two Rural Service Area (“RSA”) markets in Idaho that are adjacent to the Company’s operations and receive approximately $50 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless. The Company will retain ownership of the Lincoln, Nebraska market that was owned by Western Wireless, as well as retain ownership of all the properties in Kansas and Nebraska that Alltel owned prior to the merger. Alltel expects to be in compliance with the remaining requirements of the DOJ order to divest a rural market in southwest Arkansas and the “Cellular One” brand within the allotted time frame. The transaction with U.S. Cellular, which includes licenses, network assets, customers and employees, is subject to federal regulatory approval and is expected to close in the fourth quarter of 2005.

On September 15, 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia and Ghana for $50.6 million in cash. In addition, on July 25, 2005, Western Wireless announced a definitive agreement to sell its international operations in Ireland to a subsidiary of eircom Group plc (“eircom”), the Irish fixed-line telecommunications operator, for 420 million euros or approximately $500 million at then current exchange rates. Completion of the sale of the Irish operations is conditioned, among other things, on approval by eircom’s shareholders of the transaction and of an eircom share issuance pursuant to a rights offering; closing of the rights offering, the proceeds of which would be used to pay the purchase price; and approval from Irish regulatory authorities. Assuming receipt of these approvals and completion of the rights offering, this transaction is expected to close in the fourth quarter of 2005. On August 10, 2005, Alltel announced a definitive agreement to sell the Western Wireless international operations in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros or approximately $1.6 billion at then current exchange rates. The price is subject to downward adjustment if, among other things, certain operating performance targets are not met. Completion of the sale of the Austrian business is conditioned, among other things, on approval by the European Commission and Austrian regulatory authorities and is expected to close during the first quarter of 2006. Alltel is also actively pursuing the disposition of all remaining international operations and interests acquired from Western Wireless.

The acquired international operations and interests of Western Wireless and the domestic markets to be divested by Alltel have been classified as assets held for sale and discontinued operations in the Company’s interim consolidated financial statements as of and for the period ended September 30, 2005. Depreciation of long-lived assets related to the international operations and the domestic markets to be divested was not recorded subsequent to the completion of the merger.  The fair value of the net assets held for sale was based upon the expected proceeds to be received by Alltel from the disposition of these operations.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.      Discontinued Operations, Continued:
The following table includes certain summary income statement information related to the international operations and the domestic markets to be divested reflected as discontinued operations for both the three and nine months ended September 30, 2005:

(Millions)
Revenues and sales	$194.1
Operating expenses	132.6
Operating income	61.5
Other expense, net	(2.2)
Pretax income from discontinued operations	59.3
Income tax expense	33.3
Income from discontinued operations	$26.0

The following table includes certain summary cash flow statement information related to the international operations and the domestic markets to be divested reflected as discontinued operations for the nine months ended September 30, 2005:

(Millions)
Net cash provided by operating activities	$100.2
Net cash provided by investing activities (a)	21.9
Net cash used in financing activities (b)	(85.9)
Net cash provided by discontinued operations	$36.2

Notes:
(a)	Includes proceeds of $50.6 million from the sale of the international operations in Georgia and Ghana.
(b)	Includes $67.1 million for the repayment of the Slovenian credit facility.

The following table includes the net assets of the international operations and the domestic markets to be divested that are classified as held for sale in the accompanying unaudited consolidated balance sheet as of September 30, 2005:

(Millions)
Current assets	$228.1
Property, plant and equipment	535.3
Goodwill and other intangible assets (a)	1,934.8
Other assets	41.4
Assets held for sale	$2,739.6
Current liabilities	(283.5)
Long-term debt	(49.2)
Other liabilities	(65.3)
Liabilities related to assets held for sale	$(398.0)

Notes:
(a)
Includes the fair value of licenses and customer lists. Because substantially all of the assets classified as held for sale will be disposed of by March 31, 2006, the Company will not complete third party valuations to assign specific fair values to the identifiable intangible assets of the international operations and the domestic markets to be divested.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

11.      Commitments and Contingencies, Continued:
The Company has recorded a liability for tax contingencies of approximately $8.3 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

12.      Comprehensive Income:
Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Net income	$361.1	$323.2	$1,076.2	$775.6
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	36.2	8.5	(124.8)	32.2
Income tax expense (benefit)	12.7	3.0	(43.7)	6.5
	23.5	5.5	(81.1)	25.7

Reclassification adjustments for gains included in
net income for the period	-	-	(75.8)	-
Income tax expense	-	-	26.5	-
	-	-	(49.3)	-

Net unrealized gains (losses) in the period	36.2	8.5	(200.6)	32.2
Income tax expense (benefit)	12.7	3.0	(70.2)	6.5
	23.5	5.5	(130.4)	25.7

Foreign currency translation adjustment	26.4	-	26.4	(0.1)

Other comprehensive income (loss) before tax	62.6	8.5	(174.2)	32.1
Income tax expense (benefit)	12.7	3.0	(70.2)	6.5
Other comprehensive income (loss)	49.9	5.5	(104.0)	25.6
Comprehensive income	$411.0	$328.7	$972.2	$801.2

13.      Earnings per Share:
Basic earnings per share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding preferred stock. The number of stock options that were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock totaled 4.3 million and 7.1 million shares for the three and nine months ended September 30, 2005, respectively. Conversely, the number of stock options not included in the computation of diluted earnings per share were 9.2 million and 10.3 million shares for the three and nine months ended September 30, 2004, respectively. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2005	2004	2005	2004
Basic earnings per share:
Income from continuing operations	$335.1	$303.7	$1,050.2	$756.1
Income from discontinued operations	26.0	19.5	26.0	19.5
Less preferred dividends	-	-	(0.1)	(0.1)
Net income applicable to common shares	$361.1	$323.2	$1,076.1	$775.5
Weighted average common shares outstanding for the period	363.6	306.8	326.7	308.8
Basic earnings per share:
From continuing operations	$.92	$ .99	$3.21	$2.45
From discontinued operations	.07	.06	.08	.06
Net income	$.99	$1.05	$3.29	$2.51

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.     Earnings per Share, Continued:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2005	2004	2005	2004
Diluted earnings per share:
Net income applicable to common shares	$361.1	$323.2	$1,076.1	$775.5
Adjustment for interest expense on convertible notes, net of tax	0.6	-	0.6	-
Adjustment for convertible preferred stock dividends	-	-	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock and convertible notes	$361.7	$323.2	$1,076.8	$775.6
Weighted average common shares outstanding for the period	363.6	306.8	326.7	308.8
Increase in shares resulting from:
Assumed exercise of stock options	1.8	0.7	1.3	0.7
Assumed conversion of convertible notes	2.0	-	0.8	-
Assumed conversion of preferred stock	0.3	0.3	0.3	0.3
Non-vested restricted stock awards	0.1	-	0.1	-
Weighted average common shares assuming conversion	367.8	307.8	329.2	309.8
Diluted earnings per share
From continuing operations	$.91	$.99	$3.19	$2.44
From discontinued operations	.07	.06	.08	.06
Net income	$.98	$1.05	$3.27	$2.50

14.      Business Segment Information:
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

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Revenues and Sales from External Customers:
Wireless	$1,706.9	$1,313.7	$4,511.1	$3,751.3
Wireline	552.7	562.6	1,664.6	1,688.7
Communications support services	203.0	170.9	578.1	508.7
Total business segments	$2,462.6	$2,047.2	$6,753.8	$5,948.7

Intersegment Revenues and Sales:
Wireless	$1.5	$-	$4.6	$-
Wireline	39.6	40.3	116.4	123.3
Communications support services	60.2	56.3	171.0	166.7
Total business segments	$101.3	$96.6	$292.0	$290.0

Total Revenues and Sales:
Wireless	$1,708.4	$1,313.7	$4,515.7	$3,751.3
Wireline	592.3	602.9	1,781.0	1,812.0
Communications support services	263.2	227.2	749.1	675.4
Total business segments	2,563.9	2,143.8	7,045.8	6,238.7
Less intercompany eliminations	(44.8)	(40.7)	(140.6)	(132.3)
Total revenues and sales	$2,519.1	$2,103.1	$6,905.2	$6,106.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

14.       Business Segment Information, Continued:

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Segment Income:
Wireless	$376.0	$287.6	$954.5	$760.1
Wireline	218.4	227.7	648.2	690.3
Communications support services	20.3	11.5	43.8	48.8
Total segment income	614.7	526.8	1,646.5	1,499.2
Corporate expenses	(18.9)	(9.0)	(59.2)	(27.0)
Restructuring and other charges	(18.9)	-	(18.9)	(51.8)
Equity earnings in unconsolidated partnerships	10.5	24.3	36.4	53.5
Minority interest in consolidated partnerships	(20.6)	(23.7)	(57.8)	(60.9)
Other income, net	27.3	15.7	156.0	23.2
Interest expense	(83.4)	(86.7)	(246.4)	(265.0)
Gain on exchange or disposal of assets and other	30.5	-	218.8	-
Income from continuing operations before income taxes	$541.2	$447.4	$1,675.4	$1,171.2

Segment assets were as follows:

	September 30,	December 31,
(Millions)	2005	2004
Wireless	$15,469.1	$9,881.5
Wireline	4,887.6	5,042.8
Communications support services	486.7	495.8
Total business segments	20,843.4	15,420.1
Corporate headquarters assets not allocated to segments	235.4	1,201.2
Assets held for sale	2,739.6	-
Less elimination of intersegment receivables	(21.7)	(17.6)
Total consolidated assets	$23,796.7	$16,603.7

Supplemental information pertaining to the communications support services segment was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Revenues and Sales from External Customers:
Product distribution	$112.9	$80.4	$309.9	$221.9
Long-distance and network management services	53.6	49.7	149.4	144.7
Directory publishing	32.4	31.1	106.0	106.0
Telecommunications information services	4.1	9.7	12.8	36.1
Total	$203.0	$170.9	$578.1	$508.7

Intersegment Revenues and Sales:
Product distribution	$33.2	$28.8	$92.9	$82.3
Long-distance and network management services	27.0	27.5	78.1	84.4
Directory publishing	-	-	-	-
Telecommunications information services	-	-	-	-
Total	$60.2	$56.3	$171.0	$166.7

Total Revenues and Sales:
Product distribution	$146.1	$109.2	$402.8	$304.2
Long-distance and network management services	80.6	77.2	227.5	229.1
Directory publishing	32.4	31.1	106.0	106.0
Telecommunications information services	4.1	9.7	12.8	36.1
Total revenues and sales	$263.2	$227.2	$749.1	$675.4

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2005 and 2004, and Alltel’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004.

EXECUTIVE SUMMARY
Alltel is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to more than 15 million residential and business customers in 36 states. Among the highlights in the third quarter of 2005:

•
Wireless revenues and sales increased 30 percent over 2004 reflecting the effects of Alltel’s August 1, 2005 acquisition of Western Wireless Corporation (“Western Wireless”) and the exchange of wireless properties with Cingular Wireless LLC (“Cingular”) completed during the second quarter of 2005. Excluding the effects of acquisitions, wireless revenues and sales increased 11 percent from a year ago driven by Alltel’s continued focus on quality customer growth, improvements in data revenues, additional Eligible Telecommunications Carrier (“ETC”) subsidies, and growth in wholesale minutes. Average revenue per customer increased 9 percent from a year ago to $53.78, while retail revenue per customer increased to $48.08, a 6 percent increase from a year ago. Excluding the acquired markets, both average revenue per customer and retail revenue per customer increased 5 percent from the same period a year ago, reflecting Alltel’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies. Retail minutes of use per wireless customer per month increased to 614 minutes, a 19 percent increase from the same period of 2004.

•
Wireless gross customer additions were 730,000 in the quarter, and net customer additions were 21,000. Within its non-acquired or heritage markets, gross customer additions increased 9 percent from the second quarter of 2005 and were flat when compared to the same period a year ago. In its heritage markets, Alltel added 77,000 net postpay wireless customers and lost 17,000 net prepaid customers during the third quarter of 2005. In the acquired markets excluding Western Wireless, Alltel incurred approximate net losses of 67,000 customers, primarily driven by the conversion from GSM to CDMA technology in those markets. In the former Western Wireless markets, net customer additions for the quarter were 28,000, which includes the addition of 25,000 customers resulting from conforming these markets to Alltel’s disconnect policies. Wireless postpay churn was 1.92 percent and total churn, which includes prepay customer losses, was 2.37 percent. Comparatively, in Alltel’s heritage markets, postpay churn declined 7 basis points year-over-year to 1.73 percent.

•
Wireless segment income increased 31 percent from a year ago, primarily reflecting the acquisition-related growth in revenues and sales noted above. Excluding the effects of acquisitions, wireless segment income increased 9 percent from the same period a year ago driven by revenue growth and solid expense management.

•
In its wireline business, Alltel added 41,000 broadband customers, increasing Alltel’s broadband customer base to 360,000. During the quarter, the Company lost approximately 33,000 wireline access lines, a year-over-year decline of 4 percent. Average revenue per wireline customer increased 2 percent from a year ago to $67.21 due primarily to growth in broadband revenues and selling additional services and features to existing wireline customers. Wireline segment income decreased 4 percent from a year ago, reflecting a 2 percent decline in wireline revenues and sales attributable to the loss of access lines and additional costs related to the growth in broadband customers.

Alltel positioned its wireless business for future growth opportunities as a result of the Company’s merger with Western Wireless. This transaction is significant to Alltel in several ways. First, it increased Alltel’s wireless revenue mix to nearly 70 percent of the Company’s total consolidated revenues. Second, the transaction increased the Company’s retail position in markets where Alltel can bring significant value to customers by offering competitive national rate plans. Third, this transaction diversified Alltel’s wireless roaming revenue sources, and, as a result of offering multiple technologies, the Company became the leading independent roaming partner for the four national carriers in the markets served by Alltel. Finally, Alltel enhanced its strategic options as the wireless industry continues to restructure while preserving the Company’s strong financial position.

In integrating the acquired operations, Alltel began preparation for operational support system conversions within the former Western Wireless markets, which likely will occur in the second quarter of 2006, and Alltel recently launched a marketing campaign highlighting the Company’s national service plans in the former Western Wireless markets. In the markets acquired from Cingular and Public Service Cellular, Inc. (“PS Cellular”), Alltel launched promotional campaigns specific to those markets. Alltel also continued expansion of its 1XRTT data footprint and expects to cover substantially all of its total potential customers (“POPs”) by year-end. In addition, Alltel expects to have EV-DO service available in 10 to 12 markets by the end of the year.

In its wireline business, Alltel recently began offering DISH network satellite television service to wireline customers in its fifteen-state wireline service territory. During the third quarter of 2005, Alltel also announced it had initiated a formal process to assess the market environment for strategic repositioning options related to its wireline business. This process will likely conclude with either a spin-off of the local telephone business to Alltel’s shareholders or a transaction that allows the Company to merge its wireline business into another independent local telephone company with Alltel’s shareholders owning at least 51 percent of the merged business.

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

ACQUISITIONS
On August 1, 2005, Alltel and Western Wireless completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers in 19 midwestern and western states that are contiguous to the Company’s existing wireless properties, increasing the number of wireless customers served by Alltel to more than 10 million customers in 34 states.

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and Federal Communications Commission (“FCC”), Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On September 13, 2005, Alltel announced an agreement to exchange wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger. On September 15, 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia and Ghana. Alltel also has pending definitive agreements to sell the Western Wireless international operations in Ireland and Austria, and the Company is actively pursuing the disposition of all remaining international operations acquired from Western Wireless. Accordingly, the acquired international operations and interests of Western Wireless and the 16 domestic markets to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements. Alltel’s integration of the remaining acquired domestic operations of Western Wireless is currently underway. In connection with this integration, the Company expects to incur significant nonrecurring expenses over the next several quarters, principally consisting of branding, signage, retail store redesigns and computer system conversion costs. (See “Restructuring and Other Charges” below for a discussion of integration expenses recorded by Alltel in the third quarter of 2005).

On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired 20MHz of spectrum and network assets formerly owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million in the second quarter of 2005 and an additional gain of $30.5 million in the third quarter of 2005 and added approximately 212,000 customers. On February 28, 2005, Alltel completed the purchase of wireless properties, representing approximately 900,000 POPs in Alabama and Georgia, from PS Cellular for $48.1 million in cash. Through the completion of this transaction, Alltel added approximately 54,000 customers. During the first nine months of 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $15.7 million in cash. (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding these acquisitions.)

On December 1, 2004, Alltel completed the purchase of certain wireless assets from U. S. Cellular and TDS Telecommunications Corporation for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. The Company also purchased partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering 275,000 POPs in south Louisiana from SJI, a privately held company. During the fourth quarter of 2004, Alltel also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company’s ownership interest in a wireless partnership serving the St. Louis, Missouri market. Through these transactions, Alltel added approximately 92,000 wireless customers.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2005	2004	2005	2004
Revenues and sales:
Service revenues	$2,229.4	$1,885.4	$6,116.9	$5,476.9
Product sales	289.7	217.7	788.3	629.5
Total revenues and sales	2,519.1	2,103.1	6,905.2	6,106.4
Costs and expenses:
Cost of services	719.7	624.4	2,006.9	1,769.4
Cost of products sold	343.7	262.6	933.6	775.9
Selling, general, administrative and other	470.9	373.6	1,298.9	1,121.7
Depreciation and amortization	389.0	324.7	1,078.5	967.2
Restructuring and other charges	18.9	-	18.9	51.8
Total costs and expenses	1,942.2	1,585.3	5,336.8	4,686.0
Operating income	576.9	517.8	1,568.4	1,420.4
Non-operating income, net	17.2	16.3	134.6	15.8
Interest expense	(83.4)	(86.7)	(246.4)	(265.0)
Gain on exchange or disposal of assets and other	30.5	-	218.8	-
Income from continuing operations before income taxes	541.2	447.4	1,675.4	1,171.2
Income taxes	206.1	143.7	625.2	415.1
Income from continuing operations	335.1	303.7	1,050.2	756.1
Income from discontinued operations, net of tax	26.0	19.5	26.0	19.5
Net income	$361.1	$323.2	$1,076.2	$775.6
Basic earnings per share:
Income from continuing operations	$.92	$ .99	$3.21	$2.45
Income from discontinued operations	.07	.06	.08	.06
Net income	$.99	$1.05	$3.29	$2.51
Diluted earnings per share:
Income from continuing operations	$.91	$ .99	$3.19	$2.44
Income from discontinued operations	.07	.06	.08	.06
Net income	$.98	$1.05	$3.27	$2.50

Total revenues and sales increased 20 percent, or $416.0 million, and 13 percent, or $798.8 million, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. Service revenues increased by 18 percent, or $344.0 million, and 12 percent, or $640.0 million, in the 2005 periods as compared to the prior year. The acquisitions of wireless properties in the fourth quarter of 2004 and during the first nine months of 2005 previously discussed accounted for approximately $243.9 million and $318.0 million of the overall increases in service revenues in the three and nine month periods of 2005, respectively. In addition to the effects of the acquisitions, service revenues increased due to nonacquisition-related growth in Alltel’s wireless customer base and the corresponding increases in wireless access revenues, which increased $53.0 million and

$208.3 million in the three and nine month periods ended September 30, 2005, respectively. Service revenues for both 2005 periods also reflected growth in revenues derived from wireless and wireline data services, which increased $39.1 million and $113.0 million in the three and nine month periods of 2005, respectively, primarily reflecting strong demand for these services and the effects of two large-scale promotions aimed at increasing text messaging usage. Wireless services revenues also included increases in regulatory and other fees of $36.2 million and $109.3 million in the three and nine month periods of 2005, respectively, due to additional Universal Service Fund (“USF”) support received by Alltel reflecting an increase in the contribution factor, and additional revenues attributable to Alltel’s certification in twelve states as an ETC, which accounted for $21.2 million and $61.7 million of the overall increases in regulatory fees in the three and nine month periods of 2005, respectively.

The above increases in service revenues were partially offset by lower wireless airtime revenues, reductions in revenues derived from telecommunications information services and decreases in wireline access and toll service revenues. Compared to the same periods of 2004, wireless airtime and retail roaming revenues decreased $17.7 million and $43.5 million in the three and nine month periods of 2005, respectively. The decreases in wireless airtime and retail roaming revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes. Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. Wireline local access service and intrastate network access and toll revenues decreased $22.0 million and $57.9 million in the three and nine month periods of 2005, respectively, primarily as a result of the loss of wireline access lines due, in part, to broadband and wireless substitution. Telecommunications information services revenues decreased $5.6 million and $23.3 million in the three and nine month periods of 2005, respectively, compared to the same periods of 2004, due to the loss of one of Alltel’s remaining unaffiliated wireline services customers during the fourth quarter of 2004.

Product sales increased $72.0 million, or 33 percent, and $158.8 million, or 25 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The increases in product sales in both 2005 periods were primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. In addition, the acquisitions of wireless properties accounted for $12.4 million and $15.6 million of the overall increases in product sales in the three and nine month periods of 2005, respectively.

Cost of services increased $95.3 million, or 15 percent, and $237.5 million, or 13 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The wireless property acquisitions accounted for $76.2 million and $112.7 million of the overall increases in cost of services in the three and nine month periods of 2005, respectively. In addition to the effects of the acquisitions, cost of services for the three and nine month periods of 2005 reflected increases in wireless network-related costs of $1.9 million and $33.4 million, respectively, compared to the same periods of 2004, primarily due to increased network traffic resulting from customer growth, increased customer minutes of use and expansion of network facilities. In addition, payments to data content providers increased $6.8 million and $25.3 million for the three and nine months ended September 30, 2005, respectively, as compared to the prior year periods, consistent with the growth in wireless revenues derived from data services in those periods. Cost of services for the three and nine month periods of 2005 also reflected increases in wireless customer service expenses of $8.2 million and $26.1 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. In addition, cost of services for the three and nine months ended September 30, 2005 included increased regulatory fees of $6.2 million and $22.0 million, respectively, related primarily to an increase in the contribution factor applicable to universal service funding. Cost of services for the nine month period of 2005 also included $19.8 million of incremental costs primarily related to a change in accounting for operating leases. Certain of the Company’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, the Company had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effects of this change, which are included in corporate expenses, were not material to the Company’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold increased $81.1 million, or 31 percent, and $157.7 million, or 20 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The increases in both periods of 2005 were consistent with the overall growth in product sales noted above and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors. In addition, the wireless property additions discussed above accounted for $21.2 million and $27.3 million of the overall increases in cost of products sold for the three and nine month periods ended September 30, 2005, respectively.

Selling, general, administrative and other expenses increased $97.3 million, or 26 percent, and $177.2 million, or 16 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The acquisitions of wireless properties accounted for $51.8 million and $69.0 million, respectively, of the overall increase in selling, general, administrative and other expenses in the three and nine month periods of 2005. Selling, general, administrative and other operating expenses also reflected increased advertising costs of $5.3 million and $14.7 million in the three and nine month periods of 2005, respectively, associated with two large-scale promotions aimed at increasing text messaging usage, as well as additional costs associated with Alltel’s rebranding initiative. During the second quarter of 2005, Alltel launched a rebranding initiative that involved changing the Company logo, improving the design in Alltel’s retail stores to be more customer friendly and initiating an advertising campaign focused on proof points highlighting Alltel’s commitment to customer satisfaction. Alltel incurred $9.5 million of incremental expenses associated with the rebranding initiative during the second quarter of 2005 and $4.9 million in the third quarter of 2005 to complete the redesign of its retail stores. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred to comply with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other operating expenses in the nine month period of 2005.

Depreciation and amortization expense increased $64.3 million, or 20 percent, and $111.3 million, or 11 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The effects of the wireless property acquisitions accounted for $45.0 million and $52.6 million, respectively, of the overall increases in depreciation and amortization expense in the three and nine months ended September 30, 2005, and included amortization of customer lists of $19.5 million and $22.2 million in the three and nine month periods, respectively. The increases in depreciation and amortization expense in both periods of 2005 also reflected growth in wireless plant in service and the effects of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services.

Operating income increased $59.1 million, or 11 percent, and $148.0 million, or 10 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The increases in both 2005 periods primarily reflected growth in wireless segment income resulting from the nonacquisition-related growth in revenues and sales discussed above, as well as the effects of the wireless property acquisitions, which accounted for $62.1 million and $72.0 million of the overall increases in operating income for the three and nine month periods of 2005, respectively. The increases in both 2005 periods attributable to the wireless operations were partially offset by a reduction in wireline segment income, reflecting the decline in wireline access lines discussed above and incremental operating expenses associated with Hurricane Katrina. During the third quarter of 2005, Alltel incurred $10.2 million of incremental costs related to Hurricane Katrina consisting of increased long-distance and roaming expenses due to providing these services to affected customers at no charge, system maintenance costs to restore network facilities and additional losses from bad debts. These incremental costs, which are included in corporate expenses, also included Company donations to support the hurricane relief efforts. Operating income comparisons for the three and nine month periods of 2005 were also affected by the effects of restructuring and other charges, as further discussed below. The changes in wireless and wireline in 2005 are further discussed below under “Results of Operations by Business Segment”.

Restructuring and Other Charges
A summary of the restructuring and other charges recorded during the three and nine months ended September 30, 2005 was as follows:

(Millions)	Wireless	Wireline	Total
Severance and employee benefit costs	$-	$4.6	$4.6
Relocation costs	0.3	-	0.3
Computer system conversion and other integration expenses	14.0	-	14.0
Total restructuring and other charges	$14.3	$4.6	$18.9

In connection with the exchange of wireless assets with Cingular, the Company incurred $11.9 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $2.4 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which is expected to be completed during the second quarter of 2006. In addition, the Company incurred $4.6 million of severance and employee benefit costs related to a planned workforce reduction in its wireline operations. As of September 30, 2005, the Company had paid $1.1 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.

A summary of the restructuring and other charges recorded during the nine months ended September 30, 2004 was as follows:

(Millions)	2004
Severance and employee benefit costs	$22.6
Relocation costs	4.8
Lease and contract termination costs	(1.5)
Write-down in carrying value of certain facilities	24.8
Other exit costs	1.1
Total restructuring and other charges	$51.8

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its competitive local exchange carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, Alltel recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of Alltel’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and the Company. During the fourth quarter of 2004, Alltel recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of September 30, 2005, the Company had paid $22.7 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed. During the first quarter of 2004, Alltel also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. In the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 reorganizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial Inc. (“Fidelity National”).

At September 30, 2005, the remaining unpaid liability related to Alltel’s restructuring activities consisted of severance and employee benefit costs of $3.5 million and lease and contract termination costs of $0.2 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 7 to the unaudited interim consolidated financial statements for additional information regarding the restructuring and other charges.)

Non-Operating Income, Net
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004
Equity earnings in unconsolidated partnerships	$10.5	$24.3	$36.4	$53.5
Minority interest in consolidated partnerships	(20.6)	(23.7)	(57.8)	(60.9)
Other income, net	27.3	15.7	156.0	23.2
Non-operating income, net	$17.2	$16.3	$134.6	$15.8

As indicated in the table above, non-operating income, net increased $0.9 million and $118.8 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. The decreases in equity earnings of $13.8 million and $17.1 million in the three and nine month periods of 2005, respectively, primarily reflected the effects of the wireless property exchange with Cingular and Alltel’s December 1, 2004 acquisition of a majority ownership interest in a Georgia market in which the Company previously owned a minority interest. Minority interest expense decreased $3.1 million in both the three and nine month periods of 2005 compared to the same periods of 2004 primarily due to the effects of Alltel’s acquisitions during the fourth quarter of 2004 and the first nine months of 2005 of additional ownership interests in wireless properties in Louisiana, Michigan, Mississippi, North Carolina, Ohio and Wisconsin in which the Company owned a majority interest. The decreases in minority interest expense in both 2005 periods were partially offset by the effects of the growth in wireless segment income, as further discussed below under “Results of Operations by Business Segment”.

The increase of $11.6 million in other income, net for the three month period of 2005 included $5.0 million of insurance proceeds received to offset expenses incurred by the Company related to Hurricane Katrina, as previously discussed. Compared to the same periods of 2004, other income, net for both 2005 periods included additional interest income earned on the Company’s cash and short-term investments of $3.8 million and $12.0 million, respectively, due to significant growth in Alltel’s available cash on hand following the May 17, 2005 issuance of common stock to settle the purchase contract obligation related to the equity units previously discussed. In addition to the effects of the insurance proceeds and growth in interest income, the increase of $132.8 million in other income, net for the nine month period of 2005 also reflected increased dividend income earned on the Company’s investment in Fidelity National common stock. On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National totaling $111.0 million. Other income, net for the nine months ended September 30, 2005 also included a $2.4 million gain on the sale of investments in certain limited partnerships.

Interest Expense
Interest expense decreased $3.3 million, or 4 percent, and $18.6 million, or 7 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The decreases in both 2005 periods primarily reflected the effects of the April 8, 2005 redemption of $450.0 million, 7.50 percent senior notes, as further discussed below. Interest expense for the three and nine month periods of 2005 also reflected the effects of the February 17, 2005 remarketing of the senior note portion of Alltel’s equity units that reset the annual interest rate on the notes to 4.656 percent from 6.25 percent for periods subsequent to May 17, 2005. Interest expense for the nine month period of 2005 was also favorably affected by the April 1, 2004 repayment of a $250.0 million, 7.25 percent senior unsecured note. The decreases in interest expense in both 2005 periods attributable to the repayment of senior notes and resetting the annual interest rate on the equity units was partially offset by additional interest costs resulting from $927.7 million of incremental commercial paper borrowings incurred by Alltel to finance a portion of the repayment of Western Wireless’ long-term debt subsequent to the merger, as further discussed below under “Cash Flows-Financing Activities”.

Gain on Exchange or Disposal of Assets and Other
As previously discussed, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed until July 29, 2005. As a result of completing the exchange transactions, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. Proceeds from the stock sale were used to fund a substantial portion of the cost to redeem, on April 8, 2005, all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $136.7 million or $.42 per share in the nine month period ended September 30, 2005.

Income Taxes
Income tax expense increased $62.4 million, or 43 percent, and $210.1 million, or 51 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The increase in income tax expense in both periods of 2005 was consistent with the overall growth in the Company’s income before income taxes. The Company’s effective income tax rates increased to 38.1 percent and 37.3 percent in the three and nine months ended September 30, 2005, compared to 32.1 percent and 35.4 percent for the corresponding periods of 2004, respectively. The Company’s effective income tax rates in both 2004 periods were favorably affected by tax benefits associated with the reversal of income tax contingency reserves. During the third quarter of 2004, the Internal Revenue Service (“IRS”) completed its fieldwork related to the audits of Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, Alltel reassessed its income tax contingency reserves to reflect the IRS findings and recorded a $129.3 million reduction in these reserves during the third quarter of 2004. The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million and a reduction in income tax expense associated with continuing operations of $19.7 million. The remaining $15.1 million of the adjustments to the tax contingency reserves related to the sold financial services division and has been reported as discontinued operations in the Company’s interim consolidated financial statements for the three and nine months ended September 30, 2004.

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

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations increased $31.4 million, or 10 percent, and $294.1 million, or 39 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. Basic and diluted earnings per share from continuing operations both increased 31 percent in the nine month period of 2005 and decreased 7 percent and 8 percent, respectively, in the three month period of 2005, compared to the same periods of 2004. The increase in net income in the three month period of 2005 primarily reflected growth in wireless segment income, reflecting the wireless property acquisitions, as well as growth in Alltel’s heritage operations, and gains realized from the exchange of wireless properties with Cingular. These increases were partially offset by the effects of restructuring charges and incremental costs associated with Hurricane Katrina, as previously discussed. The decreases in basic and diluted earnings per share in the three month period of 2005 resulted from increases in weighted average share counts due to the equity unit conversion in May 2005 and the Western Wireless merger as further discussed below. The increases in net income and earnings per share in the nine month period of 2005 primarily reflected the gains realized from the exchange of wireless assets with Cingular and the sale of the Company’s investment in Fidelity National common stock and growth in wireless segment income. These increases were partially offset by a reduction in wireline and communications support services segment income, reflecting the decline in wireline access lines and the loss of one of Alltel’s remaining unaffiliated telecommunications information services customers. In addition to these factors, the increases in net income and earnings per share in the nine month period of 2005 also reflected the special cash dividend received from Fidelity National and the net decrease in restructuring and other charges incurred in 2005 compared to 2004. For a further discussion of the wireless, wireline and communication support services segment operating results, see “Results of Operations by Business Segment” below.

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 19 percent and 6 percent in the three and nine month periods ended September 30, 2005, compared to the same periods of 2004. The increases primarily reflected the issuance of approximately 54.3 million Alltel common shares to effect the merger with Western Wireless completed on August 1, 2005 and the issuance of 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005. The increase in weighted average share counts attributable to the equity units and Western Wireless merger were partially offset by Alltel’s repurchase of approximately 11.2 million of its common shares during 2004.

Discontinued Operations
As a condition of receiving approval for the merger from the DOJ and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On September 13, 2005, Alltel announced an agreement to exchange wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. On September 15, 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia and Ghana. Alltel also has pending definitive agreements to sell the Western Wireless international operations in Ireland and Austria, and the Company is actively pursuing the disposition of all remaining international operations acquired from Western Wireless. The acquired international operations and interests of Western Wireless and the 16 domestic markets to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements.

The table presented below includes certain summary income statement information related to the international operations and the domestic markets to be divested reflected as discontinued operations for both the three and nine months ended September 30, 2005. The income tax benefit recorded in 2004 included the reversal of $15.1 million of federal income tax contingency reserves attributable to the financial services division that was sold by Alltel to Fidelity National on April 1, 2003, as previously discussed. In connection with the IRS audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001, the Company also recorded a foreign tax credit carryback benefit of $4.4 million.

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Revenues and sales	$194.1	$-	$194.1	$-
Operating expenses	132.6	-	132.6	-
Operating income	61.5	-	61.5	-
Other expense, net	(2.2)	-	(2.2)	-
Pretax income from discontinued operations	59.3	-	59.3	-
Income tax expense (benefit)	33.3	(19.5)	33.3	(19.5)
Income from discontinued operations	$26.0	$19.5	$26.0	$19.5

The depreciation of long-lived assets related to the international operations and the domestic markets to be divested ceased as of August 1, 2005, the date of the Western Wireless merger with Alltel. The cessation of depreciation had the effect of reducing operating expenses by approximately $21.4 million in 2005. (See Note 10 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Communications-Wireless Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, customers in thousands)	2005	2004	2005	2004
Revenues and sales:
Service revenues	$1,606.5	$1,239.4	$4,252.0	$3,538.5
Product sales	101.9	74.3	263.7	212.8
Total revenues and sales	1,708.4	1,313.7	4,515.7	3,751.3
Costs and expenses:
Cost of services	514.9	406.6	1,374.4	1,144.4
Cost of products sold	179.8	139.3	478.9	418.9
Selling, general, administrative and other	379.8	294.0	1,034.0	882.8
Depreciation and amortization	257.9	186.2	673.9	545.1
Total costs and expenses	1,332.4	1,026.1	3,561.2	2,991.2
Segment income	$376.0	$287.6	$954.5	$760.1
Customers	10,424.7	8,394.7	-	-
Average customers	9,956.7	8,369.8	9,229.6	8,234.5
Gross customer additions (a)	2,065.9	642.0	3,595.2	2,029.5
Net customer additions (a)	1,357.2	58.3	1,798.2	371.3
Market penetration	13.8%	13.7%	-	-
Postpay customer churn	1.92%	1.80%	1.75%	1.77%
Total churn	2.37%	2.33%	2.17%	2.24%
Retail minutes of use per customer per month (b)	614	516	586	480
Retail revenue per customer per month (c)	$48.08	$45.24	$46.69	$44.00
Average revenue per customer per month (d)	$53.78	$49.36	$51.19	$47.75
Cost to acquire a new customer (e)	$348	$318	$336	$310

Notes:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Service revenues	$1,606.5	$1,239.4	$4,252.0	$3,538.5
Less wholesale revenues	(170.2)	(103.4)	(373.5)	(277.8)
Total retail revenues	$1,436.3	$1,136.0	$3,878.5	$3,260.7

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

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

	Three Months Ended		Nine Months Ended
(Millions, customers in thousands)	2005	2004	2005	2004
Product sales	$(61.6)	$(55.2)	$(162.5)	$(159.3)
Cost of products sold	83.8	78.0	216.0	242.2
Sales and marketing expense	231.9	181.5	615.8	545.3
Total costs incurred to acquire new customers	$254.1	$204.3	$669.3	$628.2
Gross customer additions, excluding acquisitions	729.6	642.0	1,992.4	2,029.5
Cost to acquire a new customer	$348	$318	$336	$310

The total number of wireless customers served by Alltel increased by almost 2,030,000 customers, or 24 percent, during the twelve month period ended September 30, 2005. As previously discussed, on August 1, 2005, Alltel completed the acquisition of Western Wireless. In addition, during the first nine months of 2005, Alltel exchanged certain wireless properties with Cingular and purchased wireless properties from PS Cellular. During the fourth quarter of 2004, Alltel purchased wireless properties in Florida, Georgia, Louisiana and Ohio. The acquired properties accounted for approximately 1,695,000 of the overall increase in wireless customers during the twelve month period ended September 30, 2005. Excluding the effects of acquisitions, Alltel added 77,000 net postpay wireless customers and lost 17,000 net prepaid customers during the third quarter of 2005. In the Western Wireless markets, net customer additions for the quarter were 28,000, which includes the addition of 25,000 customers resulting from conforming these markets to Alltel’s disconnect policies. Conversely, in the markets acquired from Cingular, PS Cellular and those markets acquired in the fourth quarter of 2004, the Company incurred net losses of 67,000 customers primarily due to transition issues, as further discussed below. Excluding acquisitions, net customer additions for the third quarter of 2005 were 21,000 and totaled approximately 195,000 in the nine months ended September 30, 2005. Sales of Alltel’s higher-yield Total and National Freedom rate plans accounted for approximately 34 percent and 35 percent of the gross additions during the three and nine month periods of 2005, respectively. At September 30, 2005, customers on the Company’s Total and National Freedom rate plans represented approximately 41 percent of Alltel’s wireless customer base. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased slightly to 13.8 percent as of September 30, 2005.

In terms of the acquired Cingular and PS Cellular markets, as expected, Alltel experienced customer losses, which primarily resulted from transition issues, such as rebranding and deploying a CDMA network to replace the existing GSM/TDMA network in those markets. Alltel has completed deployment of a CDMA network in all but one of the acquired Cingular markets and plans to transition the entire customer base to CDMA handsets by the end of 2005, because Alltel’s use of the existing Cingular GSM/TDMA network will be discontinued by year-end. In completing these integration efforts, Alltel incurred approximately $10.0 million in incremental handset subsidies during the third quarter of 2005, and expects to incur an additional $10.0 million to $15.0 million in incremental handset subsidies during the fourth quarter of 2005. The impact of the incremental handset subsidies was included in restructuring and other charges, and accordingly, is not reflected in the results of operations of the wireless segment discussed below.

The level of customer growth throughout the remainder of 2005 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a competitive marketplace, which is currently supporting up to seven competitors in each market. The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional services to existing customers and integrating acquired operations, including the merger with Western Wireless previously discussed.

The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets. The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in postpay customer churn in the nine month period of 2005 compared to the same period of 2004. Primarily due to the declines in postpay churn, total churn also decreased in the nine month period of 2005 compared to the same period of 2004. Postpay customer and total churn for the three month period of 2005 both increased from the same period a year ago primarily due to customer losses sustained in the acquired markets as discussed above. Total churn for the three month period of 2005 also reflected the net loss of 17,000 prepay customers previously discussed.

Wireless revenues and sales increased $394.7 million, or 30 percent, and $764.4 million, or 20 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. Service revenues also increased 30 percent and 20 percent, or $367.1 million and $713.5 million, in the three and nine month periods of 2005, respectively, compared to the same periods of 2004. The acquisitions of wireless properties previously discussed accounted for approximately $256.3 million and $333.6 million of the increases in wireless revenues and sales, and $243.9 million and $318.0 million of the increases in service revenues in the three and nine month periods of 2005, respectively. In addition to the effects of the acquisitions, service revenues also reflected increases in wireless access revenues, which increased $53.0 million and $208.2 million in the three and nine month periods ended September 30, 2005, respectively, as compared to the same prior year periods, primarily driven by nonacquisition-related customer growth. Service revenues for both 2005 periods also reflected growth in revenues derived from wireless data services, including text and picture messaging and downloadable applications, such as games, ringtones, wallpaper and office applications. Revenues from data services increased by more than 120 percent, or $31.8 million, and more than 150 percent, or $93.2 million, in the three and nine month periods of 2005, respectively, reflecting strong demand for these services and the effects of a large-scale promotion surrounding Super Bowl XXXIX and the “Txt2Win $1 Million Home Sweepstakes” promotion completed in July 2005, both aimed at increasing text messaging usage. During 2005, Alltel also launched several operational initiatives, including offering an industry-first pricing plan for wireless data services which allows customers to combine video, picture and text messaging services for one flat rate, selling portable BlackBerry® devices in its retail stores and offering national coverage for the BlackBerry® device and other 1XRTT data services through a roaming agreement with Verizon Wireless. In addition, Alltel expanded its 1XRTT data footprint and through October 30, 2005 had deployed EV-DO services in eight markets.

Wireless service revenues also included increases in regulatory and other fee revenues of $36.2 million and $109.3 million in the three and nine month periods of 2005, respectively, compared to the same periods in 2004. Regulatory fees in 2005 included USF support received by Alltel pursuant to its certification in twelve states as an ETC, and accounted for $21.2 million and $61.7 million of the overall increases in regulatory fees in the three and nine month periods of 2005, respectively. After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, Alltel expects to receive in 2005, on a quarterly basis, net USF subsidies in its heritage wireless business of approximately $25.0 million to $30.0 million. In addition, during the fourth quarter of 2005, Alltel expects to receive approximately $20.0 million in USF subsidies in the businesses acquired from Western Wireless pursuant to its certification in an additional eleven states as an ETC. The increase in regulatory fees in both periods of 2005 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, which have increased consistent with the overall growth in customers and also reflected an increase in the contribution factor applicable to universal service funding. Growth in revenues from the sale of wireless equipment protection plans and automotive roadside assistance services also contributed to the growth in service revenues during the three and nine months ended September 30, 2005. Revenues from these services increased $10.4 million and $26.9 million, respectively, compared to the same prior year periods, reflecting continued demand for these services. Wholesale wireless revenues also increased $13.1 million and $28.8 million in the three and nine month periods of 2005, respectively, from the same periods in 2004, primarily due to strong growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on Alltel’s wireless network.

The increase in service revenues in the three and nine month periods of 2005 attributable to increased access revenues from customer growth including the effects of acquisitions, additional revenues earned from data services, increased regulatory and other fees, and growth in wholesale revenues were partially offset by declines of $17.7 million and $43.5 million, respectively, in airtime and retail roaming revenues. In addition, revenues derived from sales of enhanced features, including caller identification, call waiting and voice mail, decreased by $6.5 million and $24.5 million, respectively, in the three and nine month periods of 2005 as compared to the same periods in 2004. The decreases in airtime, retail roaming and feature revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes that, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include at no extra charge unlimited weekend, nighttime and mobile-to-mobile minutes and certain enhanced features.

Primarily due to Alltel’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies, average revenue per customer per month and retail revenue per customer per month both increased in the three and nine month periods of 2005 compared to the same periods of 2004. Retail revenue per customer per month increased 6 percent in both periods of 2005, to $48.08 and $46.69, respectively. Average revenue per customer per month increased 9 percent in the three month period of 2005, to $53.78, and 7 percent in the nine month period of 2005, to $51.19. Excluding the acquired markets, both average revenue per customer and retail revenue per customer increased 5 percent from the same period a year ago, reflecting Alltel’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies. Growth in service revenues and average revenue per customer per month for the remainder of 2005 will depend upon Alltel’s ability to effectively integrate acquired operations and maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Product sales increased $27.6 million, or 37 percent, and $50.9 million, or 24 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The acquisitions previously discussed accounted for $12.4 million and $15.6 million of the overall increases in product sales in the three and nine months of 2005, respectively. In addition to the effects of acquisitions, product sales increased in both 2005 periods primarily due to higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. The increases in product sales in both 2005 periods also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.

Cost of services increased $108.3 million, or 27 percent, and $230.0 million, or 20 percent, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The wireless property acquisitions accounted for $76.2 million and $112.7 million of the overall increases in cost of services in the three and nine month periods of 2005, respectively. In addition to the effects of acquisitions, cost of services for the three and nine month periods of 2005 also reflected higher network-related costs of $1.9 million and $33.4 million, respectively, compared to the same periods of 2004, resulting from increased network traffic due to nonacquisition-related customer growth, increased minutes of use and expansion of network facilities. Compared to the same prior year periods, payments to data content providers increased $6.8 million and $25.3 million for the three and nine months ended September 30, 2005, respectively, consistent with the growth in revenues derived from data services discussed above. Cost of services for the three and nine month periods of 2005 also included increased regulatory fees of $5.1 million and $17.9 million, respectively, primarily related to various regulatory mandates, including USF, consistent with the growth in revenues derived from regulatory fees discussed above. When compared to the same periods of 2004, cost of services for the three and nine month periods of 2005 also reflected increases in customer service expenses of $8.2 million and $26.1 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. In addition, cost of services for the three and nine months ended September 30, 2005 included additional bad debt expense of $10.5 million and $14.9 million, respectively, when compared to the same periods in the prior year, primarily due to non-acquisition growth in customers and increased write-offs associated with early disconnect penalties.

Cost of products sold increased $40.5 million, or 29 percent, and $60.0 million, or 14 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The wireless acquisitions accounted for $21.2 million and $27.3 million of the overall increases in cost of products sold in the three and nine month periods of 2005, respectively. In addition to the effects of the acquisitions, cost of products sold for both 2005 periods also reflected sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts. These increases were partially offset by the effects of additional vendor rebates earned by Alltel for attaining specified purchase volumes with the Company’s wireless handset vendors.

Selling, general, administrative and other expenses increased $85.8 million, or 29 percent, and $151.2 million, or 17 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The wireless property acquisitions accounted for $51.8 million and $69.0 million of the overall increases in these expenses in the three and nine month periods of 2005, respectively. In addition to the effects of acquisitions, selling, general, administrative and other operating expenses also reflected increased advertising costs of $5.3 million and $14.7 million in the three and nine month periods of 2005, respectively, associated with two large-scale promotions aimed at increasing text messaging usage, as discussed above. Selling, general, administrative and other expenses for the three and nine months of 2005 also include additional costs associated with Alltel’s rebranding initiative previously discussed. Alltel incurred $9.5 million of incremental expenses associated with the rebranding initiative during the second quarter of 2005 and $4.9 million in the third quarter of 2005 to complete the redesign of its retail stores. In addition, the Company expects to incur approximately $2.0 million of incremental expenses during the fourth quarter of 2005 to roll out the rebranding to its agents. The increase in selling, general, administrative and other expenses in both 2005 periods was also due to an increase in the costs associated with Alltel’s wireless equipment protection plans, consistent with the associated increase in revenues discussed above. Also contributing to the increase in selling, general, administrative and other costs in the three months ended September 30, 2005 was increased commission expense of $6.3 million, primarily reflecting a higher mix of postpay gross additions, as compared to the same period a year ago. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other expenses in the nine month period of 2005.

Depreciation and amortization expense increased $71.7 million, or 39 percent, and $128.8 million, or 24 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. Depreciation and amortization expense increased in both 2005 periods primarily due to growth in wireless plant in service and the effects of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. Additionally, the wireless property acquisitions accounted for $45.0 million and $52.6 million of the overall increase in depreciation and amortization expense in the three and nine month periods ended September 30, 2005, respectively, and included amortization of customer lists of $19.5 million and $22.2 million in the three and nine month periods, respectively.

Wireless segment income increased $88.4 million, or 31 percent, and $194.4 million, or 26 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004, driven primarily by the nonacquisition-related growth in revenues and sales discussed above. The wireless property acquisitions accounted for $62.1 million and $72.0 million, respectively, of the overall increases in wireless segment income in the three and nine month periods of 2005. In addition, wireless segment income comparisons for the nine month period of 2005 also reflected the favorable effects on customer acquisition costs due to vendor rebates.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increases in cost to acquire a new customer in the three and nine month periods of 2005 primarily reflected additional advertising and commissions costs, incremental expenses related to Alltel’s rebranding initiative and increased promotional activities in the acquired markets, as previously discussed. The increases in cost to acquire a new customer attributable to these factors were partially offset by improved margins on the sales of wireless handsets, reflecting the favorable effects of selling higher-priced phones, and to a lesser extent, vendor rebates. For the nine months ended September 30, 2005 and 2004, approximately 61 percent and 66 percent, respectively, of the wireless gross customer additions came through Alltel’s internal distribution channels. Alltel’s internal distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although Alltel intends to manage the costs of acquiring new customers throughout the remainder of 2005 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

Set forth below is a summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Severance and employee benefit costs	$-	$-	$-	$ 8.8
Relocation costs	0.3	-	0.3	3.2
Lease and contract termination costs	-	-	-	0.5
Write-down in carrying value of certain facilities	-	-	-	0.7
Computer system conversion and other integration expenses	14.0	-	14.0	-
Other exit costs	-	-	-	0.4
Total restructuring and other charges	$14.3	$-	$14.3	$ 13.6

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

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an ETC.

The Company is designated as an ETC and receiving USF support in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications. As of September 30, 2005, the Company is compliant with the FCC regulations and all of the federal and state reporting requirements and other obligations. Alltel received $45.1 million of gross USF subsidies in the third quarter of 2005 related to the ETC certifications and net USF subsidies of approximately $42.7 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. Alltel expects to receive net USF subsidies of between $45 million and $50 million in the fourth quarter of 2005.

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

On March 17, 2005, the FCC issued an order strengthening the conditions for telecommunications carriers to receive and maintain ETC designation. The new standards are mandatory when the FCC is responsible for evaluating ETC applications and recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five-year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer “local-usage” plans comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The new standards are not expected to affect the Company’s universal service receipts. Further, additional certification requirements were imposed on ETC recipients. Some states have adopted, or are considering adopting, the same or similar requirements. The new requirements in the order are subject to both reconsideration requests pending at the FCC and judicial appeals.

On June 14, 2005, the FCC issued a notice of proposed rulemaking initiating a broad inquiry into the management and administration of the universal service programs. The notice of proposed rulemaking seeks comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients to deter waste and fraud. The FCC is also considering proposals regarding the contribution methodology, which could change the category of service providers that contribute to the fund and the basis upon which they contribute. At this time, Alltel cannot estimate the impact that the potential changes, if any, would have on its operations.

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

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. A phase one-enabled PSAP is generally one that is capable of receiving and utilizing the number and cell site location data transmitted by the carrier. Alltel has generally complied with the phase one requirements and provides service to phase one capable PSAPs. As a result of certain technology and deployment issues, the six-month window in which service is to be provided under the FCC rules has, in certain instances and in accordance with the rules, been extended by mutual agreement between Alltel and the particular PSAPs.

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

On April 1, 2005, the FCC released an order disposing of numerous E-911 waiver requests filed by a group of Tier III wireless carriers (no more than 500,000 customers as of December 31, 2001) requesting the FCC to extend the December 31, 2005, deadline for meeting the 95 percent handset requirement. While stressing the importance of E-911 compliance, the FCC provided certain of these carriers with greater latitude to comply with handset deployment dates and to accommodate transitions to alternative digital technologies. While it is uncertain how the April 1, 2005, order may affect the FCC’s consideration of waiver requests filed by larger carriers, the order indicates FCC flexibility on E-911 compliance matters where the requesting carrier makes a detailed showing of special circumstances and provides a detailed proposal outlining a realistic path to future compliance. The April 1, 2005 order also imposed an E-911 obligation to deliver ALI data for carriers providing only roaming services. In the acquired Western Wireless properties, Alltel operates roaming only platforms in certain markets where it is also capable of providing ALI data over the CDMA platform used to service its subscribers. While Alltel believes that its current operations, including its roaming operations, comply with the FCC’s E-911 requirements and that its case is distinguishable from that noted in the April 1, 2005 order, the nature of any obligation for Alltel to provide Phase II E-911 ALI data on the roaming networks obtained from Western Wireless has not been determined.

On June 30, 2005, CTIA-The Wireless Association (“CTIA”) and Rural Cellular Association filed a Joint Petition for Suspension or Waiver of the Location-Capable Handset Penetration Deadline with the FCC. The petition recommends that the FCC adopt a framework for individual carriers to use in order to streamline potential future waiver requests. While the joint petition requested an overall suspension of the December 31, 2005 deadline, it also outlined several factors and circumstances for the FCC to consider in evaluating future waiver requests. To date, the FCC has taken no action on the CTIA petition. The Company cannot determine if the FCC will take any action on this petition, or the related impact of its action.

Alltel began selling ALI-capable handsets in June 2002 and, to date, has complied with the handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. However, based on the current pace of customer migration to ALI-capable handsets and lower than forecasted churn, it is unlikely that Alltel will meet the FCC’s 95 percent requirement by December 31, 2005. The Company filed a waiver request on September 30, 2005 with the FCC that included an explanation of its compliance efforts to date and the expected date when it will achieve compliance, June 30, 2007. A number of other wireless carriers, including large national carriers, have also filed waivers, and the Company expects other wireless carriers will file similar waiver requests with the FCC prior to the end of 2005.

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

In response to a petition filed by the DOJ and other federal agencies, the FCC initiated a rulemaking in August 2004, to adopt new rules under CALEA pertaining to wireless and wireline carriers’ packet mode communications services, including Internet protocol (“IP”) based services. The FCC concurrently issued a declaratory ruling concerning the appropriate treatment of push-to-talk services under CALEA. On September 23, 2005, the FCC issued an order in this proceeding finding that providers of certain broadband and interconnected VoIP services were subject to CALEA, and must be prepared to provide electronic surveillance to law enforcement upon proper authorization. The Company is currently evaluating the order and at this time does not believe that it will have a substantial impact on its operations. The Company’s packet services network requires a modest upgrade to be fully compliant with CALEA standards. The cost of the upgrade is immaterial and will not adversely affect the Company’s operations.

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

Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are entitled to receive compensation from local exchange carriers (“LECs”) for calls transmitted from the LECs’ customers to customers of the CMRS provider. Additionally, CMRS providers are not precluded from receiving compensation from inter-exchange carriers for CMRS originated inter-exchange traffic pursuant to contract. However, presently, the Company’s wireless operations do not bill inter-exchange carriers for this traffic. In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation method that would overhaul the existing rule governing inter-carrier compensation. On March 3, 2005, the FCC issued a further notice of proposed rulemaking on inter-carrier compensation matters in which the FCC solicited comment on a number of alternative compensation proposals submitted by various industry participants. In addition, various LECs have initiated a number of state proceedings to address inter-carrier compensation for traffic that originates or terminates on wireless carriers’ networks. The FCC issued a ruling effective April 29, 2005, which is subject to both reconsideration requests and judicial appeals, that ILECs can no longer impose wireless termination tariffs for local traffic. The outcome of the FCC and state proceedings could change the way Alltel receives compensation from, and remits compensation to, other carriers as well as its wireless customers. At this time, Alltel cannot determine the extent and timing of the changes and the related financial impact the changes would have on its wireless revenues and expenses.

Wireless Spectrum
The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services. Additional spectrum is generally made available to carriers through auctions conducted by the FCC. In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. On August 15, 2005, the FCC issued an order on reconsideration modifying the spectrum plan for Advanced Wireless Services (“AWS”). The spectrum plan as revised generally divided certain bands of spectrum into smaller blocks that are to be licensed over smaller geographic areas. The FCC has not yet determined a date for the auction of the AWS spectrum and has not yet set the rules for any such auction. The Company’s evaluation of opportunities as a result of these proceedings and decisions is ongoing.

Customer Billing
In response to a petition filed by the National Association of State Utility Consumer Advocates, the FCC issued an order and further rulemaking on its truth in billing and billing format proceeding. In the order, the FCC applied to CMRS carriers the obligation to ensure that the descriptions of line items on customer bills are clear and not misleading and to reiterate that the representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The FCC also made a declaratory ruling that state regulations requiring or prohibiting the use of line items on CMRS carriers’ bills were preempted in favor of federal authority pursuant to Section 332 (c) of the Communications Act. In the further rulemaking, the FCC will consider additional CMRS billing regulations that would require: (1) government-mandated charges to be segregated from discretionary charges; (2) the combination of certain charges into single categories; and (3) disclosure by carriers of the full rate for service, including discretionary charges and charges imposed by government mandates, to consumers at the point of sale prior to the execution of a service contract. Additionally, the FCC is considering whether states should be preempted from regulation of wireless carrier’s customer bills. The Company expects the outcome of the FCC’s further rulemaking to have a minimal impact on its billing and marketing efforts, although it supports efforts to formulate a nationwide standard.

CMRS Roaming
The FCC has initiated a rulemaking proceeding to examine the rules applicable to roaming relationships between carriers. The FCC’s rules currently require only that manual roaming be provided by a carrier to any subscriber in good standing with their home market carrier. Automatic roaming agreements, although common throughout the CMRS industry, are not currently mandated by the FCC. The rulemaking seeks to develop a record on the state of roaming markets, the impact of technology, the price and quality of current roaming arrangements, and whether there is any evidence that larger national carriers are engaging in anti-competitive roaming practices against smaller carriers. An automatic roaming requirement is under consideration. Comments in the proceeding have not been filed, and the Company cannot at this time quantify any potential effect on its business of the outcome of the rulemaking.

Wireless Termination Fees
The FCC has received comments on two petitions seeking a declaratory ruling from the Commission that wireless termination fees incurred when a subscriber terminates its contract prior to the end of its term are “rates charged” and therefore beyond the jurisdiction of the state regulators pursuant to Section 332 (c) of the Communications Act. The Company supports the petitions, but believes that any adverse determination subjecting wireless termination fees to state regulation will not have a material impact on its business.

Communications-Wireline Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, access lines in thousands)	2005	2004	2005	2004
Revenues and sales:
Local service	$271.8	$278.6	$817.3	$ 839.3
Network access and long-distance	258.5	263.5	776.5	787.0
Miscellaneous	62.0	60.8	187.2	185.7
Total revenues and sales	592.3	602.9	$1,781.0	1,812.0
Costs and expenses:
Cost of services	176.7	179.7	540.4	531.2
Cost of products sold	10.0	7.8	26.0	20.1
Selling, general, administrative and other	66.1	60.1	192.6	181.9
Depreciation and amortization	121.1	127.6	373.8	388.5
Total costs and expenses	373.9	375.2	1,132.8	1,121.7
Segment income	$218.4	$227.7	$648.2	$ 690.3
Access lines in service (excludes broadband lines)	2,919.9	3,040.5	-	-
Average access lines in service	2,937.6	3,052.5	2,966.5	3,074.2
Average revenue per customer per month (a)	$67.21	$65.84	$66.71	$65.49

Notes:
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of Alltel’s ILEC, CLEC and Internet operations. Wireline revenues and sales decreased 2 percent in both the three and nine month periods ended September 30, 2005, as compared to the same prior year periods, or $10.6 million and $31.0 million, respectively. Customer access lines decreased 4 percent during the twelve months ended September 30, 2005, reflecting declines in both primary and secondary access lines. The Company lost approximately 33,000 and 90,000 access lines during the three and nine month periods ended September 30, 2005, respectively, compared to 26,000 and 55,000 access lines lost during the same periods a year ago. The declines in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services. Alltel expects access line growth for the remainder of 2005 to continue to be impacted by the effects of wireless and broadband substitution.

To slow the decline of revenue during the remainder of 2005, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and broadband data transport services. Deployment of broadband service is an important strategic initiative for Alltel. During the three and nine month periods ended September 30, 2005, Alltel added 41,000 and 117,000 broadband customers, respectively, increasing its broadband customer base to almost 360,000 customers, or 18 percent of the Company’s addressable access lines. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above.

Local service revenues decreased 2 percent, or $6.8 million, and 3 percent, or $22.0 million, in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. Local service revenues reflected reductions in basic service access line revenues of $7.4 million and $23.9 million in the three and nine month periods of 2005, respectively, compared to the same periods of 2004, consistent with the overall decline in access lines discussed above. The declines in local service revenues attributable to access line loss were partially offset by growth in revenues derived from the sales of enhanced features and equipment protection plans, which increased $1.1 million and $4.3 million in the three and nine month periods of 2005, respectively, compared to the same periods of 2004, reflecting continued demand for these products and services.

Network access and long-distance revenues decreased $5.0 million, or 2 percent, and $10.5 million, or 1 percent, in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased $14.6 million and $34.0 million in the three and nine month periods of 2005, respectively, compared to the same periods of 2004. The declines in network access and long-distance revenues attributable to access line loss were partially offset by a slight increase in federal USF funding and growth in revenues from data services, which increased $7.3 million and $19.8 million in the three and nine month periods of 2005, respectively, reflecting increased demand for high-speed data transport services.

Miscellaneous revenues primarily consist of charges for Internet services, directory advertising, customer premise equipment sales and rentals, and billing and collections services provided to long-distance companies. Miscellaneous revenues increased by $1.2 million, or 2 percent, and $1.5 million, or 1 percent, in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. Primarily driven by growth in broadband customers, revenues from the Company’s Internet operations increased $2.0 million and $8.8 million in the three and nine month periods of 2005, respectively. In addition, sales and rentals of customer premise equipment increased $1.2 million and $4.1 million in the three and nine month periods of 2005, respectively, as compared to the same prior year periods, reflecting continued customer demand for these products. Offsetting the increases in miscellaneous revenues in both 2005 periods due to growth in the Company’s Internet operations and sales and rentals of customer premise equipment were decreases in directory advertising revenues of $1.2 million and $9.0 million in the three and nine month periods of 2005, respectively, primarily due to a change in the number and mix of directories published.

Primarily due to the broadband customer growth and increased sales of enhanced features, average revenue per customer per month increased 2 percent in both the three and nine month periods of 2005, compared to the same periods in 2004. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.

Cost of services decreased $3.0 million, or 2 percent, in the three month period ended September 30, 2005, and increased $9.2 million, or 2 percent, in the nine month period ended September 30, 2005, compared to the prior year periods. Cost of services for the nine month period in 2005 included approximately $3.2 million of incremental costs incurred during the first quarter of 2005 related to work force reductions in the Company’s wireline business, as well as higher overtime and maintenance costs due to inclement weather. Cost of services in both periods of 2005 included additional customer service expenses attributable to the growth in broadband customers, specifically the costs associated with subsidizing broadband-capable modems. In addition, cost of services in the three and nine months ended September 30, 2005 included increased regulatory fees of $1.1 million and $4.1 million, respectively, related to an increase in the contribution factor applicable to universal service funding. Conversely, interconnection expenses declined $1.6 million and $3.3 million in the three and nine periods of 2005, respectively, as compared to 2004 consistent with the decreases in toll revenues and access lines discussed above.

Cost of products sold increased $2.2 million, or 28 percent, and $5.9 million, or 29 percent, in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004, consistent with the increase in sales and rentals of customer premise equipment discussed above. Selling, general, administrative and other expenses increased $6.0 million, or 10 percent, and $10.7 million, or 6 percent, in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004, primarily resulting from higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 and higher insurance premiums related to the Company’s employee medical and dental plans. Depreciation and amortization expense decreased $6.5 million, or 5 percent, and $14.7 million, or 4 percent, in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. The decrease in depreciation and amortization expense in the nine month period of 2005 primarily resulted from a reduction in depreciation rates for the Company’s Nebraska operations, reflecting the results of a triennial study of depreciable lives completed by Alltel in the second quarter of 2004 as required by the Nebraska Public Service Commission. The decrease in depreciation and amortization expense in the three month period of 2005 resulted from a reduction in depreciation rates for the Company’s Georgia, North Carolina and South Carolina operations, reflecting the results of studies of depreciable lives completed by Alltel in the second quarter of 2005. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. During the remainder of 2005 and during 2006, Alltel expects to review the depreciation rates utilized in its remaining wireline operations.

Wireline segment income decreased $9.3 million, or 4 percent, and $42.1 million, or 6 percent, in the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. The decreases in segment income in both 2005 periods primarily resulted from the decline in revenues and sales due to the loss of access lines and the adverse effects of increased operating expenses related to the growth in broadband customers and higher employee benefit costs, which were partially offset by the favorable effects of reduced depreciation rates, as discussed above. In addition, the decrease in wireline segment income during the nine month period ended September 30, 2005 was also attributable to the incremental expenses associated with work force reductions and higher overtime costs incurred in the first quarter of 2005 discussed above.

Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2005	2004	2005	2004
Severance and employee benefit costs	$4.6	$-	$4.6	$11.2
Relocation costs	-	-	-	1.4
Lease and contract termination costs	-	-	-	(1.9)
Other exit costs	-	-	-	0.7
Total restructuring and other charges	$4.6	$-	$4.6	$11.4

Accounting for Regulated Entities
Except for the acquired Kentucky and Nebraska operations, Alltel’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the regulated ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Alltel reviews these criteria on a quarterly basis to determine whether the continuing application of SFAS No. 71 is appropriate. In assessing the continued applicability of SFAS No. 71, the Company monitors the following:

❑
Level of competition in its markets. Sources of competition to Alltel’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), VoIP providers and providers using other emerging technologies. Alltel’s ILEC operations have begun to experience competition in their local service areas. Through September 30, 2005, this competition has not had a material adverse effect on the results of operations of Alltel’s ILEC operations, primarily because these subsidiaries provide wireline telecommunications services in mostly rural areas. To date, ILEC subsidiaries have not been required to discount intrastate service rates in response to competitive pressures.

❑
Level of revenues and access lines currently subject to rate-of-return regulation or which could revert back to rate-of-return regulation in the future. For the ILEC subsidiaries that follow SFAS No. 71, all interstate revenues are subject to rate-of-return regulation. The majority of the ILEC subsidiaries’ remaining intrastate revenues are either subject to rate-of-return regulation or could become subject to rate-of-return regulation upon election by the Company, subject in certain cases to approval by the state public service commissions.

❑
Level of profitability of the ILEC subsidiaries. Currently, the prices charged to customers for interstate and intrastate services continue to be sufficient to recover the specific costs of the ILEC subsidiaries in providing these services to customers.

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If Alltel’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations. The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $180.7 million as of September 30, 2005. At this time, Alltel does not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, Alltel currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law. Upon discontinuance of SFAS No. 71, Alltel would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

Regulatory Matters-Wireline Operations
Alltel’s ILECs are regulated by both federal and state agencies. Certain of Alltel’s products and services (interstate) and the related earnings are subject to federal regulation and others (local and intrastate) are subject to state regulation. With the exception of the Nebraska and a portion of the Kentucky operations, Alltel’s ILEC operations are subject to rate-of-return regulation federally by the FCC. The Nebraska and a portion of the Kentucky operations are subject to price-cap regulation by the FCC that allows a greater degree of retail pricing flexibility than is afforded to Alltel’s rate-of-return operations. Companies meeting certain criteria had the option to elect price-cap regulation as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on June 30, 2005, and to date, the FCC had not established a successor mechanism for regulating price-cap companies. Nonetheless, the existing rules and regulations for price-cap companies remain effective until the FCC modifies or otherwise replaces them with a successor mechanism.

Telecommunications Law Modernization
In 1996, Congress passed the Telecommunications Act of 1996 ( “the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring ILECs to sell portions of their networks to competitors at reduced wholesale rates. The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and VoIP. Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. This “patchwork” regulatory approach unfairly advantages certain companies and disadvantages others, which impedes market-based competition where service providers, regardless of technology, exchange telecommunications traffic between their networks and are competing for the same customers.

In an effort to reform the “patchwork” regulatory approach, two separate telecommunications bills were introduced in the U.S. Senate. The first bill, entitled the “Broadband Investment and Consumer Choice Act”, was introduced on July 27, 2005. This bill reduces the existing level of government regulation within the telecommunications industry in favor of market-based competition and provides for parity in the remaining rules governing functionally equivalent services, such as broadband access to the Internet either via DSL, cable modem or other technological means. Another bill, entitled “the Universal Service for the 21st Century Act”, was introduced on July 29, 2005. This bill changes the way telecommunications companies contribute to the universal service fund, establishes limited support for broadband investment in unserved areas and calls for the FCC to establish inter-carrier compensation reform within six months of enactment. There will likely be additional bills submitted for consideration in the future as Congress evaluates changing the regulatory environment in the telecommunications industry. Alltel strongly supports telecommunications modernization but, at this time, cannot predict the outcome of these efforts.

State Regulation
Most states in which Alltel’s ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either through legislative or state public service commission (“PSC”) rules. The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas. The Missouri PSC ruled that the Company is not eligible for alternative regulation. However on May 5, 2005, the Missouri legislature passed an alternative regulation plan that allows the Company to elect alternative regulation without Missouri PSC approval. The legislation became effective on August 28, 2005, and the Company filed an election with the PSC to be regulated under the new alternative regulation plan on September 13, 2005. As a result of this election, the Company will withdraw its appeal of the Missouri PSC’s previous decision during the fourth quarter of 2005. The Company continues to evaluate alternative regulation options in markets where its ILEC subsidiaries remain subject to rate-of-return regulation, including Mississippi, New York, Oklahoma and certain of its Kentucky operations.

Inter-carrier Compensation
In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation methodology under which each telecommunications carrier would be required to recover all of its costs to originate and terminate telecommunications traffic from its end-user customers rather than charging other carriers. The proposed “bill and keep” method would significantly overhaul the existing rules governing inter-carrier compensation.

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

On March 3, 2005, the FCC released a further notice of proposed rulemaking addressing inter-carrier compensation. Under this proposed rulemaking, the FCC requested comment on several alternative inter-carrier compensation proposals, including “bill and keep”. The outcome of this proceeding is likely to change the way Alltel receives compensation from, and remits compensation to, other carriers and its end user customers. Until this proceeding concludes and the changes to the existing rules are established, if any, Alltel cannot estimate the impact of the changes on its ILEC revenues and expenses or when the changes would occur.

On July 6, 2005, a hearing examiner issued a recommended order to the Georgia PSC that, if adopted, would prospectively preclude LECs from assessing access charges for certain intrastate calls. The Company, along with other LECs in Georgia, requested that the Georgia PSC reject the recommended order and find that access charges continue to apply to these intrastate calls. If the Georgia PSC ultimately adopts the recommended order, the Company would incur a reduction in annual revenues of approximately $12.0 million. A final order will not likely become effective before the end of 2005.

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

In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism governing compensation for rural telephone companies for the ensuing five years. The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on their embedded costs. On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the FCC’s rules as they pertain to rural telephone companies and to determine what changes, if any, should be made to the existing high-cost support mechanism when the interim funding program expires in June 2006. The Joint Board sought comment on such a mechanism on August 16, 2004, but has taken no further action. In the event a new mechanism is not established for rural carriers prior to the expiration of the plan, the FCC will likely extend the interim mechanism currently in place. In addition, the Joint Board sought comment on whether companies operating multiple distinct geographic market areas within a state should consolidate them for purposes of calculating universal service support. If the FCC implements this proposal, Alltel’s universal service revenues would be reduced from their current level by approximately $11.0 million annually. On August 17, 2005, the Joint Board sought comment on four separate proposals to modify the distribution of high-cost universal service support. Each of the proposals provides state public service commissions a greater role in the support distribution process, which would remain subject to specific FCC guidelines. The Company cannot estimate the impact of the potential change from embedded cost to another methodology, or the impact of other potential changes to the fund contemplated by the Joint Board until the specific changes, if any, are determined.

On June 14, 2005, the FCC issued a notice of proposed rulemaking initiating a broad inquiry into the management and administration of the universal service programs. The notice of proposed rulemaking seeks comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients in an effort to deter waste and fraud. The FCC is also considering proposals regarding the contribution methodology, which could change the category of service providers required to contribute to the fund and the basis on which they contribute. At this time, Alltel cannot estimate the impact that the potential changes, if any, would have on its operations.

As previously discussed under “Regulatory Matters-Wireless Operations”, the FCC mandated that, effective October 1, 2004, USAC begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the ADA, the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high-cost and low-income programs of the universal service fund comply with ADA requirements, and has asked the OMB to make a final determination on this issue. Additionally, Congress is contemplating a permanent solution to alleviate the ADA issues and the related negative impact to the universal service program.

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

On February 12, 2004, the FCC released an order declaring Pulver.com’s “free” IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a regulated “telecommunications service”, but rather was an unregulated “information service” subject to federal jurisdiction.

On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from paying access compensation to wireline local service providers. The FCC ruled AT&T’s IP telephony service, which converted voice calls to an IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, was a regulated “telecommunications service” subject to payment of access compensation to LECs.

On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. The FCC has not yet determined how Vonage’s service should be classified for regulatory purposes, but is likely to address the “information service” vs. “telecommunications service” debate in its pending rulemaking regarding IP-enabled services. Several state commissions appealed the FCC’s Vonage decision, and these appeals are presently pending before various federal appellate courts.

On June 3, 2005, the FCC took swift action in response to several incidents where VoIP customers were unable to complete calls to their emergency dispatch center. The FCC ordered all VoIP service providers whose service is interconnected with the public switched telephone network to provide E-911 services to their customers no later than November 28, 2005. Specifically, the FCC Order requires VoIP service providers to notify their customers of the specific E-911 capabilities and limitations inherent with the VoIP service purchased and receive an affirmative customer response acknowledging the capabilities and limitations and ensure that E-911 calls are routed to the appropriate public service answering point.

On September 21, 2005, the FCC released its order on CALEA requirements for broadband and ISP services, including VoIP services. The FCC found that essentially, ISP and VoIP services are "telecommunications services” subject to CALEA requirements. If the FCC ultimately determines that IP-enabled services are not subject to additional regulatory requirements that are applicable to inter-exchange and local exchange service providers, including contributions to federal and state universal service programs, inter-carrier compensation obligations, federal and state tax obligations and service quality metrics, the Company’s regulated local exchange operations will be competitively disadvantaged. However, until the FCC issues its decision in these proceedings, the Company cannot determine the extent of the impact on its operations, if any.

Broadband
On September 23, 2005, the FCC released an order declaring wireline broadband Internet access service (“DSL”) an “information service” functionally integrated with a telecommunications component and no longer subject to a higher level of regulation as compared to broadband cable modem service. This order puts the Company’s DSL service in regulatory parity with cable modem service. The FCC order requires wireline broadband service providers, like the Company, to continue offering broadband access on a stand-alone basis to competing unaffiliated Internet service providers for one year, after which they will no longer be required to do so. Additionally, the order preserves the current method of assessing universal service contributions on DSL revenues for a 270-day period after the effective date of the order, or until the FCC adopts a new contribution methodology to the universal service fund. The Company will benefit from the decreased regulatory oversight of its DSL service through retail pricing flexibility as its DSL products are experiencing significant growth throughout its service areas and its primary competitor is the historically less regulated cable modem service.

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and Alltel cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except customers in thousands)	2005	2004	2005	2004
Revenues and sales:
Product distribution	$146.1	$109.2	$402.8	$304.2
Long-distance and network management services	80.6	77.2	227.5	229.1
Directory publishing	32.4	31.1	106.0	106.0
Telecommunications information services	4.1	9.7	12.8	36.1
Total revenues and sales	263.2	227.2	749.1	675.4
Costs and expenses:
Cost of services	58.9	68.9	178.0	193.5
Cost of products sold	159.0	124.6	453.4	367.3
Selling, general, administrative and other	16.7	13.6	48.6	39.9
Depreciation and amortization	8.3	8.6	25.3	25.9
Total costs and expenses	242.9	215.7	705.3	626.6
Segment income	$20.3	$11.5	$43.8	$48.8
Long-distance customers	1,757.1	1,740.0	-	-

Communications support services revenues and sales increased $36.0 million, or 16 percent, and $73.7 million, or 11 percent, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of 2004. As noted in the table above, the increase in revenues and sales in both 2005 periods primarily reflected growth in sales of telecommunications equipment and data products, partially offset by declines in revenues earned from telecommunications information services. Sales of telecommunications and data products increased $36.9 million and $98.6 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Sales to non-affiliates increased $32.5 million and $88.0 million in the three and nine month periods of 2005, respectively, primarily reflecting increased sales to retailers and other distributors of higher priced wireless handsets that include advanced features and that are capable of various data applications. In addition, compared to the same periods of 2004, sales to affiliates increased $4.4 million and $10.6 million in the three and nine months ended September 30, 2005, respectively, primarily due to an increase in capital expenditures by the Company’s wireline operations.

Revenues derived from directory publishing increased $1.3 million in the three months ended September 30, 2005 and were flat in the nine months ended September 30, 2005, as compared to the same periods in 2004. The increase in the three month period of 2005 primarily resulted from a change in the number and mix of directories published during the third quarter of 2005. Telecommunications information services revenues decreased $5.6 million and $23.3 million in the three and nine months ended September 30, 2005, respectively, due to the loss of one of Alltel’s remaining unaffiliated wireline services customers during the fourth quarter of 2004. Revenues attributable to long-distance and network management services increased $3.4 million and decreased $1.6 million in the three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. In the three and nine month periods ended September 30, 2005, revenues earned from affiliates for network management services decreased $0.5 million and $6.3 million, respectively, primarily due to reductions in intercompany billing rates, which took effect January 1, 2005 and April 1, 2004, respectively. Conversely, revenues derived from external customers increased $3.9 million and $4.7 million in the three and nine month periods of 2005, respectively, primarily due to an increase in customer billing rates initiated during the second quarter of 2005 on one of Alltel’s most popular billing plans. This increase in rates was partially offset by the effects of customers migrating to packaged rate plans. In response to competitive pressures, Alltel has introduced in its long-distance markets packaged rate plans that provide customers with unlimited calling for one flat monthly rate.

Communications support services segment income increased in the three month period ended September 30, 2005, primarily due to growth in the sales of telecommunications equipment and data products and increased revenues derived from the long-distance and network management operations discussed above. Although revenues and sales increased in the nine months ended September 30, 2005 as compared to 2004, communications support services segment income decreased in that period primarily due to lower profit margins realized by the telecommunications services operations, partially offset by improved margins in the product distribution operations. Profit margins for the telecommunications information services operations were adversely affected by the loss of a customer during

2004, as the associated revenue decline outpaced the corresponding reduction in operating expenses due to the continuance of overhead and other fixed operating costs. Conversely, operating margins for the product distribution operations primarily reflected the increase in sales of higher priced handsets to non-affiliates discussed above.

Set forth below is a summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income for the nine months ended September 30, 2004:

(Millions)
Severance and employee benefit costs	$0.5
Relocation costs	0.1
Total restructuring and other charges	$0.6

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Nine Months Ended
	September 30,
(Millions, except per share amounts)	2005	2004
Cash flows from (used in):
Operating activities	$1,901.9	$1,844.1
Investing activities	(1,662.3)	(717.2)
Financing activities	(676.1)	(1,136.2)
Discontinued operations	36.2	-
Effect of exchange rate changes	(15.2)	(0.1)
Decrease in cash and short-term investments	$(415.5)	$(9.4)
Total capital structure (a)	$18,856.3	$12,604.5
Percent of equity to total capital (b)	68.5%	55.5%
Book value per share (c)	$33.72	$23.04

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows-Operating Activities
Cash provided from operations continued to be Alltel’s primary source of liquidity. Cash provided from operations for the nine months ended September 30, 2005 reflected growth in earnings from Alltel’s wireless operations and receipt of the $111.0 million special dividend on the Company’s investment in Fidelity National common stock previously discussed. Cash flows from operations in 2005 also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes. During the first nine months of 2005, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2005.

Cash Flows-Investing Activities
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures for the nine months ended September 30, 2005 were $915.5 million compared to $757.3 million for the same period in 2004. Capital expenditures in both years were incurred to construct additional network facilities, to deploy 1XRTT data technology in the Company’s wireless markets and to expand Alltel’s network coverage of its Internet, broadband, and “Touch2Talk” communications service offerings. Capital expenditures for the nine months ended September 30, 2005 also included incremental spending by Alltel to deploy CDMA technology in the properties acquired from Cingular as previously discussed. In addition, capital expenditures in 2005 also included the Company’s investment in wireless EV-DO technology. Through September 30, 2005, Alltel had launched EV-DO service in eight markets and expects to have deployed EV-DO technology in 10 to 12 markets by the end of 2005. The Company funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the nine months ended September 30, 2005 were $38.9 million compared to $23.6 million for the same period in 2004. Including the investments needed to deploy CDMA technology in the acquired Cingular markets and the ongoing capital expenditure requirements within the Western Wireless markets, Alltel expects capital expenditures, including capitalized software development costs, to be approximately $1.4 to $1.5 billion for 2005. The Company expects to fund substantially all of its capital expenditures from internally generated funds.

Cash outlays for the purchase of property, net of cash acquired in the nine months ended September 30, 2005 were $1,135.8 million, principally consisting of $919.0 million attributable to the Western Wireless merger, $153.0 million related to the exchange of wireless properties with Cingular and $48.1 million related to the purchase of wireless properties in Alabama and Georgia from PS Cellular, as previously discussed. In conjunction with the merger transaction with Western Wireless, Alltel paid $933.4 million in cash to the holders of Western Wireless common stock and in the transaction acquired cash of $14.4 million. During the first nine months of 2005, Alltel also purchased for $15.7 million in cash additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. Conversely, there were no cash outlays for the purchase of property during the nine months ended September 30, 2004.

Investing activities for the nine months ended September 30, 2005 included proceeds from the sale of investments of $353.9 million, principally consisting of $350.8 million received from the sale of Alltel’s investment in Fidelity National common stock previously discussed. Investing activities for the nine months ended September 30, 2005 and 2004 also included proceeds from the return on investments of $30.9 million and $67.1 million, respectively. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments. The significant decrease in distributions received during the first nine months of 2005 compared to the same period a year ago primarily reflected the exchange of certain minority investments with Cingular, as previously discussed. Cash flows from investing activities for the nine months ended September 30, 2005 also included proceeds of $36.2 million received in connection with the disposal of an office building, which had previously been written down to fair value during the first quarter of 2004 (see “Consolidated Results of Operations - Restructuring and Other Charges”).

Cash Flows-Financing Activities
Dividend payments remain a significant use of capital resources for Alltel. Common and preferred dividend payments were $345.2 million for the nine months ended September 30, 2005 compared to $345.3 million for the same period in 2004. Dividend payments in 2005 reflected increased dividends due to the issuance of approximately 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 as previously discussed, offset by Alltel’s prefunding $9.2 million of the first quarter 2005 dividend payments on December 30, 2004. The remaining portion of the first quarter 2005 dividend payments of $105.7 million was funded by Alltel on January 3, 2005. On October 20, 2005, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.38 to $.385 per share. This action raised the annual dividend rate to $1.54 per share and marked the 45th consecutive year in which Alltel has increased its common stock dividend. The $.385 dividend is payable January 3, 2006, to stockholders of record as of December 9, 2005.

The Company has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. On August 1, 2005, Alltel entered into an additional $700.0 million, 364-day revolving credit agreement that expires on July 31, 2006, if not extended at the option of the Company, and allows Alltel to convert any outstanding borrowings under this agreement into term loans maturing in 2007. The Company incurred no borrowings under the revolving credit agreements during the nine months ended September 30, 2005. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. During the first nine months of 2005, the maximum amount of borrowings outstanding under the commercial paper program was $1,037.4 million, of which $927.7 million remained outstanding at September 30, 2005. Conversely, Alltel incurred no borrowings under the commercial paper program during the first nine months of 2004, and there were no commercial paper borrowings outstanding at either December 31, 2004 or 2003. Commercial paper borrowings were incurred during the first nine months of 2005 primarily to finance a portion of the repayment of certain Western Wireless long-term debt obligations, as further discussed below. The net increase in commercial paper borrowings from December 31, 2004 of $927.7 million represented all of the long-term debt issued during the nine months ended September 30, 2005.

Retirements of long-term debt were $2,656.6 million and $255.0 million for the nine months ended September 30, 2005 and 2004, respectively. Retirements of long-term debt in 2005 primarily reflected the repayment of approximately $2.0 billion of Western Wireless long-term debt obligations. Upon closing of the merger with Western Wireless, a wholly-owned subsidiary of Alltel assumed debt of approximately $2.1 billion. On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility that, as a result of a change in control, became due and payable immediately upon the closing of the merger. On August 1, 2005, Alltel also announced a tender offer to purchase all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million, as well as a related consent solicitation to amend the indenture governing the senior notes. During the third quarter of 2005, Alltel repurchased all $600.0 million of the senior notes at a total cost of $688.3 million. These repayments were funded by cash on hand and borrowings under the Company’s commercial paper program. Retirements of long-term debt in 2005 also included the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006 and the repayment of a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005. Retirements of long-term debt in 2004 primarily consisted of the repayment of a $250.0 million unsecured note due April 1, 2004.

Proceeds from the issuance of Alltel’s common stock were $1,442.8 million for the nine months ended September 30, 2005, principally consisting of proceeds from the settlement of the purchase contracts related to the Company’s equity units on May 17, 2005. As previously discussed, upon settlement of the contracts, the Company received proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock. (See Note 4 to the unaudited interim consolidated financial statements for additional information regarding the settlement of the purchase contracts.)

On January 22, 2004, Alltel’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $750.0 million of its outstanding common stock over a two-year period ending December 31, 2005. Under the repurchase plan, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant, depending upon market conditions and other factors. Sources of funding the stock buyback program include available cash on hand, operating cash flows and borrowings under Alltel’s commercial paper program. During 2004, Alltel repurchased 11.2 million of its common shares at a total cost of $595.3 million under this plan, of which 9.7 million shares were repurchased during the nine months ended September 30, 2004 at a cost of $506.9 million. Alltel did not repurchase any of its common shares during the nine months ended September 30, 2005.

Cash flows from financing activities also included distributions to minority investors, which amounted to $44.8 million and $49.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($69.4 million at September 30, 2005) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends and funding the stock repurchase plan. Additional sources of funding available to Alltel include (1) additional borrowings of up to $1.27 billion available to the Company under its commercial paper program and revolving credit agreements, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at September 30, 2005 and (3) additional debt securities issued in the private placement market.

Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2005:

Description	Moody’s	Standard & Poor’s	Fitch
Commercial paper credit rating	Prime-1	A-1	F1
Long-term debt credit rating	A2	A	A
Outlook	Stable	Credit Watch Developing	Stable

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

The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of September 30, 2005, the Company’s total debt to capitalization ratio was 31.5 percent. In addition, the indentures and borrowing agreements, amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $6,833.6 million at September 30, 2005. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2005, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

As further discussed in Note 10 to the unaudited interim consolidated financial statements, Alltel has entered into definitive agreements to sell its international operations acquired from Western Wireless in Ireland to a subsidiary of eircom Group plc for 420 million euros or approximately $500 million at then current exchange rates and to sell the international operations in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros or approximately $1.6 billion at then current exchange rates. The sale of the Irish operations is expected to close during the fourth quarter of 2005, and the sale of the Austrian operations is expected to close during the first quarter of 2006. In August 2005, Alltel entered into two foreign currency forward exchange contracts to hedge its net investment in the Austrian and Irish operations. The Company anticipates using the net after-tax cash proceeds of approximately $1.6 billion for general corporate purposes.

Alltel does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any material arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Critical Accounting Policies
Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Alltel’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets and accounting for current and deferred income taxes. There have been no material changes to Alltel’s critical accounting policies during the nine month period ended September 30, 2005.

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

Other Matters
As the Company previously disclosed in a press release and Current Report on Form 8-K dated May 3, 2005, the Company advised the staff of the Securities and Exchange Commission (“SEC”) and the DOJ of an independent investigation being conducted by the audit and governance committees of the Company’s board of directors regarding alleged improper payments by the international division of the Company’s former information services subsidiary. The allegations of improper payments, which are asserted to constitute violations of the Foreign Corrupt Practices Act, are contained in a lawsuit filed by a Chinese company, Grace & Digital Information Technology Co., Ltd. (“Grace & Digital”), against the former subsidiary and several other parties. Alltel is not a party to the lawsuit.

The audit and governance committees retained independent legal counsel to conduct their investigation and to facilitate their cooperation with any related government inquiries. The SEC staff has informed the committees’ counsel that it has opened an informal inquiry relating to the alleged improper payments. The Company is aware that the DOJ has interviewed one former employee of the Company in connection with this matter. The committees have completed their internal investigation and, in the committees’ judgment, the available evidence did not substantiate Grace and Digital’s allegations of improper payments to Chinese government officials. The committees’ independent legal counsel have reported the results of the internal investigation to the SEC and DOJ. The Company intends to continue to cooperate with the SEC and DOJ inquiries.

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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at September 30, 2005 are similar to the market risks discussed in Alltel’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign currency exchange rates. Alltel has estimated its market risk using sensitivity analysis. For Alltel’s marketable equity securities and foreign currency forward exchange contracts, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices or foreign currency exchange rates. For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below. Actual results may differ from these estimates.

Equity Price Risk
Changes in equity prices primarily affect the fair value of Alltels investments in marketable equity securities. Through its merger with Western Wireless, Alltel acquired marketable equity securities. At September 30, 2005, the fair market value of the marketable equity securities held by Alltel amounted to $168.4 million and included unrealized holding gains of $23.5 million. Comparatively, at December 31, 2004, investments in marketable equity securities consisted solely of the Company’s investment in Fidelity National common stock. As further discussed in Note 9 to the unaudited interim consolidated financial statements, on April 6, 2005, Alltel sold its investment in Fidelity National common stock and received proceeds of $350.8 million. A hypothetical 10 percent decrease in quoted market prices would result in a $16.8 million decrease in the fair value of the Company’s marketable equity securities at September 30, 2005.

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

As of September 30, 2005, Alltel has entered into five, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $925.0 million to convert fixed interest rate payments to variable. The maturities of the five interest rate swaps range from January 15, 2008 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by the Company was 3.6 percent at September 30, 2005. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $18.5 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $18.5 million.

Foreign Currency Exchange Risk
As further discussed in Note 10 to the unaudited interim consolidated financial statements, Alltel has entered into definitive agreements to sell its international operations acquired from Western Wireless in Ireland to a subsidiary of eircom Group plc for 420 million euros or approximately $500 million at then current exchange rates and to sell the international operations in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros or approximately $1.6 billion at then current exchange rates. During the third quarter of 2005, Alltel entered into two foreign currency forward exchange contracts to hedge its net investment in the Austrian and Irish operations. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, changes in the fair value of these contracts due to exchange rate fluctuations were recorded in shareholders’ equity (foreign currency translation adjustment) and offset the effect of foreign currency changes in the values of the net investments being hedged. Alltel has not hedged the translation exposure to foreign currency changes in the value of the other international operations that are held for sale. A hypothetical 10 percent decrease in the value of the U.S. dollar against the euro would result in a $165.3 million decrease in the fair value of Alltel’s foreign currency forward exchange contracts at September 30, 2005.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, Alltel’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective. On August 1, 2005, Alltel completed its merger with Western Wireless Corporation. Alltel continues to assess Western Wireless’ control systems and expects the integration of Western Wireless’ control systems with Alltel’s control systems to be completed during the second quarter of 2006.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that, except for the changes arising out of the Western Wireless merger, there were no changes to Alltel’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alltel’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 23, 2004, Alltel announced a $750.0 million stock repurchase plan that expires on December 31, 2005. During 2004, the Company repurchased 11.2 million shares of its common stock at a total cost of $595.3 million, or an average cost of $52.93 per share. No repurchases were made under the stock repurchase plan during the first nine months of 2005. As of September 30, 2005, remaining amounts that may be purchased under this plan were $154.7 million.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 52.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Jeffery R. Gardner
Jeffery R. Gardner
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)
November 8, 2005

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits

10(k)(13)	Amendment No. 12 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

10(l)(7)	Amendment No. 6 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	(a)

10(o)(9)	Amendment No. 8 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.