Form 10-K
period 2005-12-31
ALLTEL CORP
filed 2006-03-10
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
NONE

(Title of Class)
     Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act.        ☒ YES   ☐ NO
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ YES ☒ NO
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ YES   ☐ NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer      ☒           Accelerated filer      ☐           Non-accelerated filer      ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).        ☐ YES   ☒ NO
Aggregate market value of voting stock held by non-affiliates as of June 30, 2005 —          $20,385,688,522
Common shares outstanding, February 28, 2006 —          387,978,782
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2006 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 35 to 42.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
THE COMPANY
GENERAL
ALLTEL Corporation (“Alltel” or the “Company”) is a customer-focused communications company with more than 15 million customers in 36 states. The Company owns subsidiaries that provide wireless and wireline local, long-distance, network access and Internet services. Telecommunications products are warehoused and sold by the Company’s distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. In addition, a subsidiary provides billing, customer care and other data processing and outsourcing services to telecommunications companies. The Company is incorporated in the state of Delaware. As further discussed under “Pending Spin Off of Wireline Operations” on page 2, Alltel’s operations will consist solely of its wireless business following the completion of the spin off, which is expected to occur by mid-year 2006.
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
Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with pending acquisitions and dispositions, including the pending acquisition of Midwest Wireless and the pending dispositions of the Austrian, Bolivian and Haitian operations and the wireline business; the risks associated with the integration of acquired businesses, including the integration of Western Wireless; the uncertainties related to any discussions or negotiations regarding the sale of any remaining international assets; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate credit and debt markets necessary to consummate the disposition of the wireline business; the uncertainties related to Alltel’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.
In addition to these factors, actual future performance, outcomes and results may differ materially because of other more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
THE COMPANY (continued)
PENDING SPIN OFF OF WIRELINE OPERATIONS
On December 9, 2005, Alltel announced that its board of directors had approved the spin-off of the Company’s wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin off will include the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long distance and the wireline sales portion of communications products. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel will contribute all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock to be distributed pro rata to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in an amount not to exceed the Company’s tax basis in Spinco, and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, which Alltel intends to exchange for outstanding Company debt securities or otherwise transfer to Alltel’s creditors. Prior to the distribution and merger with Valor, Spinco will borrow approximately $3.965 billion (the “Spinco financing amount”) through a new senior credit agreement, the issuance of high yield debt securities in the private placement market or through a public offering to pay the special dividend and to distribute debt securities to Alltel in an amount equal to the difference between the Spinco financing amount and the special dividend. Alltel has received a commitment letter from various financial institutions to provide Spinco with up to $4.2 billion in senior secured credit facilities comprised of term loan facilities in an aggregate amount of up to $3.7 billion and a revolving credit facility of up to $500 million.
Immediately after the consummation of the spin off, Alltel Holding will merge with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock will be converted into the right to receive an aggregate number of shares of common stock of Valor. Valor is expected to issue in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or approximately 1.04 shares of Valor common stock (subject to variation based on the number of Spinco common shares to be distributed to Alltel stockholders and as a result of compensatory equity grants and other issuances) for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders will own approximately 85 percent of the outstanding equity interests of the surviving corporation and the stockholders of Valor will own the remaining 15 percent of such equity interests. As a result of the merger, Valor will also assume approximately $4.2 billion of long-term debt.
Consummation of the merger is subject to certain conditions, including the approval of the merger by the stockholders of Valor, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) regarding the tax-free status of the distribution, special dividend, debt exchange and merger transaction, consummation of the Spinco financing, and the receipt of regulatory approvals, including, without limitation, the approval of the Federal Communications Commission (“FCC”) and multiple state public service commissions. The transaction is expected to close by mid-year 2006. The merger agreement contains certain termination rights for each of Alltel and Valor and further provides that, upon termination of the merger agreement under specified circumstances involving an alternative transaction, Valor may be required to pay Alltel a termination fee of $35.0 million. Conversely, Alltel may be required to pay Valor a termination fee of (i) $35.0 million if Valor terminates the merger agreement because of a material breach by Alltel or Spinco that results in the failure of the parties to obtain the Spinco financing or any party terminates the merger agreement after December 8, 2006 and at the time of termination all conditions have been satisfied other than the Spinco financing condition and (ii) $20.0 million if Valor terminates the merger agreement because of a material breach by Alltel or Spinco that results in the failure of the parties to obtain the required IRS rulings or tax opinions or any party terminates the merger agreement after December 8, 2006 and at the time of termination all conditions have been satisfied other than the IRS ruling or tax opinion conditions.
ACQUISITIONS
Pending Acquisition to be Completed During 2006
On November 18, 2005, Alltel announced that it had entered into a definitive agreement to purchase Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Holdings”) for $1.075 billion in cash. Under terms of the agreement, Alltel will acquire from Midwest Holdings wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2.0 million potential customers, network assets and approximately 400,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin. Closing of the transaction is contingent upon regulatory approval, including approval of the FCC and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur by mid-year 2006. Following completion of this acquisition, Alltel’s wireless operations will serve more than 11 million customers in 34 states.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
THE COMPANY (continued)
ACQUISITIONS (Continued)
Acquisitions Completed During the Past Five Years:
On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers in 19 midwestern and western states that were contiguous to the Company’s existing wireless properties, increasing the number of wireless customers served by Alltel to more than 10 million customers in 34 states.
As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger. Under terms of the agreement, Alltel acquired approximately 90,000 customers in two Rural Service Area (“RSA”) markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc. and announced an agreement to sell the remaining market in Arkansas to Cingular Wireless LLC (“Cingular”). During the third and fourth quarters of 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash, and Alltel has pending definitive agreements to sell the Western Wireless international operations in Austria, Bolivia and Haiti for $1.7 billion in cash. The sales of the market in Arkansas and the Austrian, Bolivian and Haitian operations are expected to close during the first half of 2006. The Company is also actively pursuing the disposition of the remaining international operations acquired from Western Wireless. Accordingly, the acquired international operations and interests of Western Wireless and the 16 domestic markets to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements. Alltel’s integration of the remaining acquired domestic operations of Western Wireless is currently underway.
On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million potential customers (“POPs”). Alltel also acquired 20MHz of spectrum and network assets formerly owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. In connection with this transaction, Alltel added approximately 212,000 customers.
On February 28, 2005, Alltel completed the purchase of wireless properties, representing approximately 900,000 POPs in Alabama and Georgia, from Public Service Cellular, Inc. for $48.1 million in cash. Through the completion of this transaction, Alltel added approximately 54,000 customers.
On December 1, 2004, Alltel completed the purchase of certain wireless assets from U.S. Cellular and TDS Telecommunications Corporation (“TDS Telecom”) for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. The Company also purchased partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana from SJI, a privately held company. Through these transactions, Alltel added approximately 92,000 wireless customers.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
THE COMPANY (continued)
ACQUISITIONS (Continued)
On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 POPs in an Arizona Rural Service Area (“RSA”). On February 28, 2003, the Company purchased for $64.6 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates, a privately held company. On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs. Prior to this acquisition, Alltel owned approximately 49 percent of the Michigan properties. Through the completion of these transactions, Alltel added approximately 147,000 customers and expanded its wireless operations into new markets in Arizona, Michigan and Mississippi.
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
On April 1, 2003, Alltel completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National Financial Inc. (“Fidelity National”), for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock. As part of this transaction, Fidelity National acquired Alltel’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division. Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction. The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National.
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
MANAGEMENT
The Company’s staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions and dispositions, corporate planning, tax planning, cash management, insurance, sales and marketing support, government affairs, legal matters, engineering services, and technical research. They also coordinate the financing program for all of the Company’s operations.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
THE COMPANY (continued)
EMPLOYEES
At December 31, 2005, the Company had 21,373 employees. Within the Company’s work force, approximately 1,387 employees are part of collective bargaining units. During 2005, Alltel had no material work stoppages due to labor disputes with its unionized employees.
ORGANIZATIONAL STRUCTURE AND OPERATING SEGMENTS
The Company has focused its communications business strategy on growing its customer base through strategic acquisitions and enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. Through the various wireless acquisitions completed since 2001 discussed above under “Acquisitions”, Alltel has significantly expanded its wireless business and enhanced the Company’s ability to provide multiple communications services to its customers. The acquisition of Verizon’s wireline properties in Kentucky, completed in 2002, expanded Alltel’s wireline operations through the addition of more than 500,000 customers. As of December 31, 2005, including customers of its wireless, wireline and long-distance services, the Company serves more than 15 million communications customers in 36 states. Alltel has positioned its wireless business to be capable of delivering to customers a full range of communications products and services. In addition to its wireless, wireline and long-distance service offerings, the Company also provides Internet, high-speed data transport services (“DSL”), paging and cable television services in select markets.
Alltel is organized based on the products and services that it offers. Under this organizational structure, the Company’s communications operations consist of its wireless, wireline and communications support services segments. Alltel’s wireless segment consists of the Company’s cellular, PCS and paging operations. The wireline segment consists of Alltel’s incumbent local exchange carrier (“ILEC”), competitive local exchange carrier (“CLEC”) and Internet access operations. Communications support services consist of the Company’s long-distance and network management services, communications products, directory publishing operations and the retained telecommunications information services operations of ALLTEL Information Services, Inc. that were not sold to Fidelity National. For financial information about Alltel’s operating segments, refer to pages F-81 to F-83 of the Financial Supplement, which is incorporated by reference herein.
WIRELESS OPERATIONS
As of December 31, 2005, the Company provided wireless communications service to more than 10.6 million customers in 34 states. Alltel owns a majority interest in wireless operations in 116 Metropolitan Statistical Areas (“MSAs”), representing approximately 47.4 million wireless POPs, and a majority interest in 230 RSAs, representing approximately 28.5 million wireless POPs. In addition, Alltel owns a minority interest in 23 other wireless markets, including the Chicago, Illinois and Houston, Texas MSAs. As of December 31, 2005, Alltel’s penetration rate (number of customers as a percentage of the total population in the Company’s service areas) was 14.0 percent.
Including the markets acquired in 2005 through the completion of the various acquisitions previously discussed, Alltel offers PCS service in five markets, including Jacksonville, Florida and Wichita, Kansas. As discussed above, Alltel acquired PCS licenses covering 1.3 million POPs in Wisconsin and Iowa through its acquisition of the wireless assets from CenturyTel in 2002, and Alltel sold 20 PCS licenses in 2001. Giving effect to all of these transactions, the Company has 141 PCS licenses representing approximately 32.0 million POPs. Alltel provides paging services in select markets to customers on a resale basis. As of December 31, 2005, Alltel provided paging service to approximately 17,000 customers. Revenues derived from paging services are not significant to Alltel’s wireless operating results.
During 2005, Alltel continued to upgrade it wireless network infrastructure and invest in state-of-the-art code division multiple access (“CDMA”) technology, including 1XRTT. Capital expenditures for 2005 also included incremental spending by Alltel to deploy CDMA technology in the properties acquired from Cingular. The Company ended 2005 with 1XRTT data coverage of approximately 92 percent of its POPs, including the former Western Wireless markets. In addition, capital expenditures for 2005 included the Company’s investment in wireless EV-DO technology. Through December 31, 2005, Alltel had launched EV-DO service in twelve markets. The Company also supplements its wireless service coverage area through roaming agreements with other wireless service providers that allow Alltel’s customers to obtain wireless services in those U.S. regions in which Alltel does not maintain a network presence. As a result of the merger with Western Wireless, Alltel diversified its wireless roaming revenue sources, and, as a result of offering multiple technologies, the Company has become the leading

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
independent roaming partner for the four national carriers in the markets served by Alltel. Through these roaming agreements, the Company is able to offer its customers wireless services covering approximately 95 percent of the U.S. population. Alltel continues to increase its network capacity and coverage area through new network construction, strategic acquisitions and affiliations with other wireless service providers.
PRODUCT OFFERINGS AND PRICING
Wireless revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for custom calling and other enhanced service features. Wireless revenues comprised 65 percent of Alltel’s total operating revenues from business segments in 2005, compared to 60 percent in 2004 and 58 percent in 2003. Prices of wireless services are not regulated by the FCC or by state regulatory commissions; however, as more fully discussed under the caption “Regulation” on page 9, states are permitted to regulate the terms and conditions of wireless services unrelated to either rates or market entry.
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
The wireless industry has shifted to higher recurring revenue plans which provide a large number of packaged minutes, unlimited night and weekend calling and long-distance within the United States as an integral component of the plan. In order to offer one-rate plans on a profitable basis, the Company has endeavored to negotiate more favorable terms and conditions under its roaming agreements with other domestic wireless companies. As previously discussed, these roaming agreements provide Alltel’s customers with the capability to use their wireless telephones while traveling outside the Company’s service areas. In 2000, Alltel and Verizon Wireless signed reciprocal roaming agreements. These agreements, which expire in January 2010, allow customers of each of the companies to roam on each other’s networks across a footprint that covers approximately 95 percent of the U.S. population. As a result of these roaming agreements, Alltel can offer to customers profitably its one-rate pricing plans, Total and National Freedom. While these national rate plans provide the Company the ability to compete effectively for the high volume, roaming customer, retail roaming revenues will continue to decline to the extent customers migrate to these national rate plans.
The Company offers Touch2Talk, which is a walkie-talkie service designed to make it easy for customers to talk to business associates, family and friends at the touch of a button. Touch2Talk service is a niche product offered by several other carriers. Touch2Talk is differentiated by its ability to offer users real-time presence, which allows a user to determine if another user is currently available to receive a walkie-talkie call, and its ability to allow users to easily alternate between a walkie-talkie call and a regular cellular call.
In response to increasing demand, the Company continued to expand its various data solutions to its customers in 2005. Axcess, Alltel’s brand name for its suite of data services, was broadened throughout the year to include many new downloadable wireless applications such as games, ringtones, wallpaper and office applications. Through its Axcess product, Alltel also offers text and picture messaging services. During 2005, Alltel also launched several operational initiatives, including offering an industry-first pricing plan for wireless data services that allows customers to combine video, picture and text messaging services for one flat rate, selling portable BlackBerry® devices in its retail stores and offering national coverage for the BlackBerry® device and other 1XRTT data services through a roaming agreement with Verizon Wireless.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
PRODUCT OFFERINGS AND PRICING (continued)
During the fourth quarter, Alltel launched MobiTV, a real-time television application that is available on both the Company’s 1XRTT and EV-DO networks. Text Messaging continues to be the flagship data product in the Axcess suite, exhibiting growth in excess of 125 percent during 2005, primarily driven by the effects of a large-scale promotion surrounding Super Bowl XXXIX and the “Txt2Win $1 Million Home Sweepstakes” promotion completed in July 2005, both aimed at increasing text messaging usage.
Alltel also offers several prepaid alternatives designed to increase market penetration. One alternative, “Pay-As-You-Go”, is a traditional prepaid service in which the customer purchases a set amount of airtime to be used as needed. Prepaid package plans present customers with slightly different prepaid solutions by offering monthly access for buckets of anytime and night and weekend minutes. This solution targets new market segments that desire monthly access and buckets of minutes but choose prepaid to control expenses. Several voice and data feature enhancements, including text messaging, are available with prepaid offerings as well. In addition, through a distribution agreement with Wal-Mart, the Company also offers prepaid service under the “Simple Freedom” trademark. Simple Freedom offers nationwide calling, a flat rate per minute and does not require a deposit or service contract. As of December 31, 2005, prepaid customers represented approximately 9 percent of Alltel’s wireless customer base.
Primarily driven by growth in average monthly retail minutes of use, increased sales of higher-priced postpay rate plans, additional revenues from data and other enhanced services and the effects of Universal Service Fund (“USF”) subsidies received by Alltel as an Eligible Telecommunications Carrier (“ETC”), retail revenue per customer per month increased 5 percent to $46.68 in 2005, compared to $44.39 in 2004. Alltel enters 2006 planning to maintain its competitiveness for post-pay customer growth by emphasizing a broader selection of phones, data applications, and pricing to market primary and family plans. In addition, Alltel completed the first phase of its conversion to a new prepay service platform that allows the Company to offer expanded features at substantially reduced costs. Alltel also re-launched the prepay service plans sold in Company retail stores and dealer locations and enhanced the features available for the Simple Freedom product offering. Given the expected increase of family plans and prepay sales, combined with limited ETC revenue growth, Alltel expects retail revenue per customer in 2006 to slow from the 5 percent growth rate experienced in 2005.
Maintaining low postpay customer churn rates (average monthly rate of customer disconnects) is a primary goal of the Company, particularly as customer growth rates slow due to increased competition and higher penetration levels occur in the marketplace. Alltel experienced an average monthly postpay customer churn rate in its wireless service areas of 1.77 percent for the year ended December 31, 2005, compared to 1.74 percent and 2.09 percent for the years ended December 31, 2004 and 2003, respectively. To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets.
MARKETING
Alltel’s marketing strategy is to create and execute products, services and communications that drive growth while optimizing its marketing return on investment and minimizing customer churn rates. The Company’s marketing campaigns emphasize that Alltel is a customer-focused communications company offering the nation’s largest wireless network—covering more of the country than any other company. The Company builds consumer awareness and promotes the Alltel brand by strategically advertising and differentiating relevant customer benefits, calling plans, price promotions and new products. The Alltel brand works to establish an emotional connection with current and prospective customers by focusing on meeting the real needs of the customer. The Company’s marketing campaigns target distinct customer segments by usage patterns including individuals, families, and businesses. Alltel uses segmented marketing to target new customers, especially those switching from other carriers, as well as retaining current customers.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
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
COMPETITION
Substantial and increasing competition exists within the wireless communications industry. Cellular, PCS and Enhanced Specialized Mobile Radio service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers. PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology. The entry of multiple competitors, including PCS providers, within the Company’s wireless markets has made it increasingly difficult to attract new customers and retain existing ones. Competition for customers among wireless service providers is based primarily on the types of services and features offered, call quality, customer service, network coverage, and price. Alltel has responded to this growing competitive environment by capitalizing on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service and by developing competitive rate plans and offering new products and services. Alltel’s ability to compete successfully in the future will depend upon the Company’s ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions, and competitors’ pricing strategies.
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

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
TECHNOLOGY
Since inception, mobile wireless technologies have seen significant improvements in speed, capacity, quality, and reliability. The first-generation of wireless technology was analog, while second-generation technologies employ digital signal transmission technologies. Third-generation technologies, which are currently being deployed in the U.S., provide even greater data transmission rates and allow the provision of enhanced data services.
Alltel will maintain its first-generation analog services until such time as the FCC no longer requires it and non-CDMA operators no longer request roaming services. By the end of 2005, less than two percent of Alltel’s traffic remained on its analog network. Second-generation digital systems in the U. S. compress voice and data signals, enabling a single radio channel to simultaneously carry multiple signal transmissions. Compared to analog, CDMA digital technology provides expanded channel capacity and the ability to offer advanced services and functionality. In addition, digital technology improves call quality and offers improved customer call privacy.
Third generation digital wireless technologies increase voice capacity, allow high-speed wireless packet data services, and are capable of supporting more complex data applications. In 2005, Alltel continued to deploy CDMA2000 1XRTT data services, bringing this third-generation coverage to 92 percent of Alltel’s POPs, up from 50 percent in 2004. The Company plans to continue expanding 1XRTT data deployments in its markets with an expected total coverage of more than 94 percent of Alltel’s POPs by the end of 2006. In addition, during 2005 the Company expanded its CDMA2000 1xEV-DO deployments to include 12 markets, covering 20 percent of Alltel’s POPs. The Company will continue to expand 1x-EVDO into approximately 60 percent of its markets by the end of 2006. EV-DO technologies provide a broadband wireless environment capable of supporting various leading edge wireless multimedia features and services along with enhanced speed on currently-offered applications.
REGULATION
Alltel is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers. Recently, various state public service commissions have sought to regulate wireless carriers’ terms and conditions of service. At this time, the Company cannot estimate the impact that increased state regulatory oversight would have on its operations in the event state public service commissions are successful.
In 1996, Congress passed the Telecommunications Act of 1996 (“the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry. The 96 Act established requirements for the interconnection of carriers’ networks and created a competitive universal service system. The 96 Act, however, failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and voice-over-Internet-protocol (“VoIP”). Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service.
In an effort to reform the current “patchwork” approach to regulating telecommunications service providers, two bills were recently introduced in the U.S. Senate. The first bill, entitled the “Broadband Investment and Consumer Choice Act”, was introduced on July 27, 2005. This bill reduces the level of government regulation within the telecommunications industry in favor of market-based competition and provides for parity in the remaining rules for functionally equivalent services, like broadband access to the Internet via DSL, cable modem and other means. Another bill, entitled “the Universal Service for the 21st Century Act”, was introduced on July 29, 2005. This bill changes the way telecommunications companies contribute to the universal service fund, establishes limited support for broadband investment in unserved areas and calls for the FCC to establish inter-carrier compensation reform within six months of enactment. There have been, and there will likely be, additional bills submitted for consideration in the future as Congress evaluates changing the regulatory environment in the telecommunications industry. The impact of these legislative efforts, which will likely change before being passed, if they pass at all, can not be determined at this time.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
REGULATION – WIRELESS SPECTRUM
Alltel holds FCC authorizations for Cellular Radiotelephone Service (“CRS”), PCS and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the “FCC Licenses”). Generally, FCC licenses are issued initially for 10-year terms and may be renewed for additional 10-year terms upon FCC approval of the renewal application. The Company has routinely sought and been granted renewal of its FCC Licenses without contest and anticipates that future renewals of its FCC Licenses will be granted. Minority, non-controlling interests in an FCC license generally may be transferred or assigned without prior FCC approval, subject to compliance with the restrictions under the 96 Act on ownership interests held by foreign entities. However, significant changes in ownership or control of an FCC license require prior approval by the FCC, and interested parties are afforded the opportunity to file comments or formal petitions contesting the transaction.
All of the Company’s PCS licenses are for 10 MHz-wide broadband PCS systems. PCS licenses are granted for 10-year terms, and licensees must meet certain network build-out requirements established by the FCC to maintain the license in good standing. In order to meet the FCC’s build-out requirements, the Company must construct networks in each licensed market that provide coverage to at least 25 percent of the population in the market within five years after the initial grant of the license or, alternatively, make a showing of “substantial service” within that same five-year period. Alltel met the FCC’s build out requirements for its PCS licenses.
Cellular systems operate on one of two 25 MHz-wide frequency blocks that the FCC allocates and licenses for CMRS service referred to as the A and B block cellular systems. The FCC has eliminated the limitation on the amount of CMRS spectrum that a licensee may hold and the prohibition on the common ownership of both cellular licenses in the same metropolitan market. The FCC has also eliminated the prohibition on the common ownership of both cellular licenses in the same rural market.
The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services. Additional spectrum is generally made available to carriers through auctions conducted by the FCC. In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. On August 15, 2005, the FCC issued an order on reconsideration modifying the spectrum plan for Advanced Wireless Services (“AWS”). The spectrum plan, as revised, generally divided certain bands of spectrum into smaller blocks that are to be licensed over smaller geographic areas. The FCC has indicated that it will hold the auction of the AWS spectrum in June of 2006. The Company’s evaluation of opportunities as a result of these proceedings and decisions is ongoing.
Under FCC and Federal Aviation Administration regulations, wireless carriers must comply with certain requirements regarding the siting, lighting and construction of transmitter towers and antennas. In addition, federal, state, and local environmental regulations require carriers to comply with land use and radio frequency standards and require wireless facilities and handsets to comply with radio frequency radiation guidelines.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
REGULATION – UNIVERSAL SERVICE
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an ETC. The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and a migration of customers from wireline service providers to providers using alternative technologies, like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. In particular, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including how to determine whether a carrier is eligible for USF support in a specific geographic area. Currently, CMRS carriers receive the per-line equivalent of the support received by the underlying local exchange carrier.
On March 17, 2005, the FCC issued an order establishing rules governing the eligibility of wireless carriers to receive and maintain ETC status. The new requirements apply to carriers seeking ETC designation from the FCC and are recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five-year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer “local-usage” plans comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The FCC also adopted additional requirements related to the certification of the use of universal service support. These new requirements are not expected to adversely affect the Company’s eligibility for universal service support. Some states have adopted, or are considering adopting, the same or similar requirements. The new requirements in the order are subject to both reconsideration requests pending at the FCC and judicial appeals.
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

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
REGULATION – UNIVERSAL SERVICE (continued)
The Company is designated as an ETC and receiving USF support in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications. As of December 31, 2005, the Company is compliant with the FCC regulations and all of the federal and state reporting requirements and other obligations. Alltel received approximately $55.0 million of gross USF subsidies in the fourth quarter of 2005 related to the ETC certifications and net USF subsidies of approximately $53.0 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. Alltel expects to receive net USF subsidies of approximately $50.0 million in its wireless business in the first quarter of 2006.
REGULATION – E-911 SERVICE
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
In phase two, CMRS carriers like the Company that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds. ALI capability permits more accurate identification of the caller’s location by PSAPs. On July 26, 2002, the FCC released an order that provides for a phased-in deployment of ALI-capable handsets that began on March 1, 2003. Under the FCC Order, Alltel was required to: (1) begin selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensure that, as of May 31, 2003, at least 25 percent of all new handsets activated were ALI-capable; (3) ensure that, as of November 30, 2003, at least 50 percent of all new handsets activated were ALI-capable; (4) ensure that, as of May 31, 2004, 100 percent of its new digital handsets activated were ALI-capable; and (5) ensure that at least 95 percent of its customers have ALI-capable handsets by December 31, 2005.
The FCC has released a series of orders disposing of numerous E-911 waiver requests filed by a group of Tier III wireless carriers (no more than 500,000 customers as of December 31, 2001) requesting the FCC to extend the December 31, 2005, deadline for meeting the 95 percent handset requirement. While stressing the importance of E-911 compliance, the FCC provided certain of these carriers with greater latitude to comply with handset deployment dates and to accommodate transitions to alternative digital technologies. While it is uncertain how the April 1, 2005, order may affect the FCC’s consideration of waiver requests filed by larger carriers, the order indicates FCC flexibility on E-911 compliance matters where the requesting carrier makes a detailed showing of special circumstances and provides a detailed proposal outlining a realistic path to future compliance.
Alltel began selling ALI-capable handsets in June 2002 and, to date, has complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. However, on September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones. The request included an explanation of the Company’s compliance efforts to date and the expected date when it will meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007. A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, have also sought relief from the 95 percent requirement. At this time, it is not clear what action the FCC will take on Alltel’s request for waiver of the 95 percent requirement.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
REGULATION – E-911 SERVICE (continued)
Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services. In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area. Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.
On June 30, 2005, CTIA and Rural Cellular Association filed a Joint Petition for Suspension or Waiver of the Location-Capable Handset Penetration Deadline with the FCC. The petition recommends that the FCC adopt a framework for individual carriers to use in order to streamline potential future waiver requests. While the joint petition requested an overall suspension of the December 31, 2005 deadline, it also outlined several factors and circumstances for the FCC to consider in evaluating future waiver requests. To date, the FCC has taken no action on the CTIA petition. The Company cannot determine if the FCC will take any action on this petition, or the related impact of its action.
REGULATION – COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT
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
REGULATION – INTER-CARRIER COMPENSATION
Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers. Additionally, CMRS carriers are characterized as “telecommunications carriers” under the 96 Act and not Local Exchange Carriers ("LECs"). Consequently, CMRS carriers are not subject to the interconnection, resale, unbundling, and other obligations applicable to LECs under the 96 Act until such time as the FCC makes a finding that treatment of CMRS carriers as LECs is warranted. The 96 Act also eliminated any requirement that CMRS carriers provide subscribers with equal access to their long distance carrier of choice, although the FCC is empowered under the 96 Act to impose an equal access requirement on CMRS carriers through rulemaking should market conditions so warrant.
In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation method that would overhaul the existing rule governing inter-carrier compensation. On March 3, 2005, the FCC issued a further notice of proposed rulemaking on inter-carrier compensation matters in which the FCC solicited comment on a number of alternative compensation proposals submitted by various industry participants. In addition, the FCC issued a ruling effective April 29, 2005, which is subject to both reconsideration requests and judicial appeals, that ILECs can no longer impose wireless termination tariffs for local traffic. The outcome of the FCC and related state proceedings could impact the amount of compensation paid to other carriers and received by Alltel for the exchange of communications traffic. At this time, the extent and timing of any changes to inter-carrier compensation and the related financial impact to Alltel’s wireless revenues and expenses cannot be determined.

ALLTEL Corporation
Form 10-K, Part I
Item 1.Business
WIRELESS OPERATIONS (continued)
REGULATION – TELEPHONE NUMBERS
In an effort to promote more efficient number utilization, the FCC adopted rules requiring CMRS providers to participate in a nationwide number conservation program known as “thousand block number pooling” in accordance with roll out schedules established by the FCC, and to the extent applicable, state-sponsored number pooling trials. Under number pooling, carriers are required to return unused numbers in their inventory to a centrally administered pool and to accept assignment of new numbers in blocks of 1,000 instead of the 10,000 number blocks previously assigned. The FCC exempted small and rural CMRS and local exchange carriers from the pooling requirement until such time as they implement local number portability in response to a specific request from another carrier or as otherwise determined by a state that has been granted numbering authority by the FCC.
CMRS providers in the top 100 markets were required by the FCC to implement by November 24, 2003 (and, for all other markets, by May 24, 2004, or six months after the carrier receives its first request to port, whichever is later) wireless local number portability (“WLNP”), which permits customers to retain their existing telephone number when switching to another telecommunications carrier. Additionally, on November 10, 2003, the FCC released a decision providing guidance on number porting between wireline and wireless carriers, or “intermodal porting”. The FCC required LECs in the top 100 markets, beginning on November 24, 2003 (and beginning on May 24, 2004 for all other markets), to port numbers to wireless carriers where the coverage area of the wireless carrier (i.e., the area in which the wireless carrier provides service) overlaps the geographic location of the rate center in which the wireline number is provisioned, provided that the wireless carrier maintains the rate center designation of the number.
An appeal by the United States Telecommunications Association (“USTA”), along with certain rural telephone companies, of the FCC’s November 10, 2003 decision before the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”) was denied, although the FCC’s order with respect to the intermodal porting obligations of certain small carriers was stayed and remanded to the FCC for further proceedings to address its regulatory flexibility analysis.
REGULATION – CUSTOMER BILLING
In response to a petition filed by the National Association of State Utility Consumer Advocates, the FCC issued an order and further rulemaking on its truth in billing and billing format proceeding. In the order, the FCC applied to CMRS carriers the obligation to ensure that the descriptions of line items on customer bills are clear and not misleading and to reiterate that the representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The FCC also made a declaratory ruling that state regulations requiring or prohibiting the use of line items on CMRS carriers’ bills were preempted in favor of federal authority pursuant to Section 332 (c) of the Communications Act. The FCC’s decision has been appealed to the Federal Court of Appeals for the Eleventh Circuit. In the further rulemaking, the FCC will consider additional CMRS billing regulations that would require: (1) government-mandated charges to be segregated from discretionary charges; (2) the combination of certain charges into single categories; and (3) disclosure by carriers of the full rate for service, including discretionary charges and charges imposed by government mandates, to consumers at the point of sale prior to the execution of a service contract. Additionally, the FCC is considering whether states should be preempted from regulation of wireless carrier’s customer bills. The Company does not expect the outcome of the FCC’s further rulemaking to have a material impact on its operations.
REGULATION – CMRS ROAMING
The FCC has initiated a rulemaking proceeding to examine the rules applicable to roaming relationships between carriers. The FCC’s rules currently require only that manual roaming be provided by a carrier to any subscriber in good standing with their home market carrier. Automatic roaming agreements, although common throughout the CMRS industry, are not currently mandated by the FCC. The rulemaking seeks to develop a record on the state of roaming markets, the impact of technology, the price and quality of current roaming arrangements, and whether there is any evidence that larger national carriers are engaging in anti-competitive roaming practices against smaller carriers. An automatic roaming requirement is under consideration. Comments in the proceeding have been filed, and FCC action in the matter is pending. The outcome of the rulemaking is unknown at this time and therefore the potential impact on the Company can not be determined.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELESS OPERATIONS (continued)
REGULATION – WIRELESS TERMINATION FEES
The FCC has received comments on two petitions seeking a declaratory ruling from the Commission that wireless termination fees incurred when a subscriber terminates its contract prior to the end of its term are “rates charged” and therefore beyond the jurisdiction of the state regulators pursuant to Section 332 (c) of the Communications Act. The outcome of this proceeding is not likely to have a material impact on the Company’s operations.
WIRELINE OPERATIONS
As previously noted, the Company’s wireline segment consists of Alltel’s ILEC, CLEC and Internet access operations. The Company’s wireline subsidiaries provide local telephone service to 2.9 million customers primarily located in rural areas in 15 states. The wireline subsidiaries also offer facilities for private line, data transmission and other communications services. Wireline revenues, which consist of local service, network access and long-distance and miscellaneous revenues, comprised 24 percent of Alltel’s total operating revenues from business segments in 2005, compared to 29 percent in 2004 and 30 percent in 2003.
Local service operations provide lines from telephone exchange offices to customer premises for the origination and termination of telecommunications services including basic dial-tone service and dedicated private line facilities for the transport of data and video. Alltel also offers various enhanced service features including call waiting, call forwarding, caller identification, three-way calling, no-answer transfer and voicemail. Additional local service revenues are derived from charges for equipment rentals, equipment maintenance contracts, information and directory assistance and public payphone services. The Company also provides cable television service to approximately 35,000 customers in Georgia and Missouri. The cable television properties are not significant to Alltel’s wireline operating results.
Network access and interconnection services are provided by Alltel by connecting the equipment and facilities of its customers to the communications networks of long-distance carriers, CLECs, competitive switched and special access providers, and wireless service providers. These companies pay access and network usage charges to the Company’s local exchange subsidiaries for the use of their local networks to originate and terminate their voice and data transmissions. Network access revenues also include amounts earned from providing DSL or broadband service. Miscellaneous revenues primarily consist of revenues derived from the Company’s Internet access services, charges for billing and collections services provided to long-distance companies, customer premise equipment sales and directory advertising services.
COMPETITION
Many of the Company’s ILEC operations have begun to experience competition in their local service areas. Sources of competition to Alltel’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), voice-over-internet-protocol (“VoIP”) providers and providers using other emerging technologies. Through December 31, 2005, this competition has not had a material adverse effect on the results of operations of Alltel’s wireline operations, although competition has adversely affected the Company’s access line growth rates. Customer access lines decreased 4 percent during the twelve months ended December 31, 2005. The Company lost approximately 124,000 access lines during 2005, primarily as a result of the effects of wireless and broadband substitution for the Company’s wireline services.
The Company expects the number of access lines served by its wireline operations to continue to be adversely affected by wireless and broadband substitution in 2006. In addition, although Alltel has not yet seen significant competition from VoIP providers, the Company also expects VoIP substitution to adversely impact the number of access lines served by its wireline operations during 2006.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
COMPETITION (continued)
To address competition, Alltel is focusing its efforts on marketing and selling additional products and services to its customers by bundling together and offering at competitive rates its various product offerings, including long-distance, Internet and broadband services. Deployment of broadband service is an important strategic initiative for the Company. During 2005, Alltel added approximately 154,000 broadband customers, continuing a four year long trend of strong growth in this service offering. For the twelve months ended December 31, 2005, the number of broadband customers grew by more than 60 percent to approximately 398,000 customers or approximately 20 percent, of Alltel’s addressable access lines. During 2005 and 2004, the growth rate in Alltel’s broadband customers outpaced the rate of decline in customer access lines discussed above. In addition to its marketing efforts, Alltel remains focused on providing improved customer service, increasing operating efficiencies and maintaining the quality of its network. The Company has focused its wireline advertising on promoting Alltel’s brand name while communicating the benefits of product bundling and price offerings.
Although broadband services have been a source of revenue and customer growth for the Company in 2005, 2004 and 2003, that service offering experiences competition from other broadband service providers, including cable television and satellite transmission service providers. Under the FCC’s recent decision in its Triennial Review proceeding, as further discussed below under the caption “Local Service – Federal Regulation”, it appears that the Company’s provisioning of broadband services will be largely deregulated. In addition, a number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls. This service, commonly know as VoIP telephony, is challenging existing regulatory definitions. As further discussed below under the caption “Network Access Services – Regulation” on page 21, on March 10, 2004, the FCC adopted a Notice of Proposed Rulemaking that will consider the appropriate regulatory treatment of Internet-enabled communications services and address which regulatory requirements, for example, those relating to E-911, disability accessibility, access charges, and universal service, should be extended to Internet-enabled services. The results of the FCC’s proceedings related to VoIP could have a significant effect on Alltel’s wireline operations.
REGULATION
Alltel’s ILECs are regulated by both federal and state agencies. Alltel’s interstate products and services and the related earnings are subject to federal regulation by the FCC and Alltel’s local and intrastate products and services and the related earnings are subject to regulation by state PSCs. The FCC has primary jurisdiction over interstate switched and special access rates and the Company’s DSL service offering. State PSCs have primary jurisdiction over matters including local service rates, intrastate toll rates, quality of service, depreciation rates, the disposition of public utility property, the issuance of securities or debt, and the accounting systems used by these companies.
LOCAL SERVICE – FEDERAL REGULATION
With the exception of the Nebraska and a portion of the Kentucky operations, Alltel’s interstate ILEC operations are subject to rate-of-return regulation federally by the FCC. The Nebraska and a portion of the Kentucky interstate operations are subject to price-cap regulation by the FCC that allows a greater degree of retail pricing flexibility than is afforded to Alltel’s rate-of-return operations. Companies meeting certain criteria had the option to elect price-cap regulation for interstate services as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on June 30, 2005, and to date, the FCC had not established a successor mechanism for regulating price-cap companies. Nonetheless, the existing rules and regulations for price-cap companies remain effective until the FCC modifies or otherwise replaces them with a successor mechanism.
The FCC requires ILECs to interconnect their networks with the networks of other telecommunications carriers in order to foster competition. These requirements obligate Alltel to unbundle many of its existing products and services into network elements so that they are made available to other telecommunications companies at wholesale rates. Furthermore, Alltel is obligated to allow other telecommunications carriers to locate their network equipment on the premises of the incumbent local exchange carriers for the purpose of exchanging traffic and to compensate one another for the transport and termination of calls on one another’s networks.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
LOCAL SERVICE – FEDERAL REGULATION (continued)
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
Except for certain of its subsidiaries in Nebraska, Ohio and Kentucky, Alltel’s local exchange subsidiaries are rural telephone companies, as defined under the 96 Act, and are exempt from certain of the foregoing obligations, unless, in connection with a bona fide request, a state regulatory commission removes that exemption. All of Alltel’s local exchange subsidiaries may seek specific suspensions or modification of interconnection obligations under the 96 Act as Alltel serves less than two percent of the nation’s access lines, where such interconnection obligations would otherwise cause undue economic burden or are technically infeasible.
LOCAL SERVICE – STATE REGULATION
Most states in which Alltel’s ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either through legislative or state public service commission (‘PSC”) rules. Alltel has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, and Texas. Alltel continues to evaluate alternative regulation options in markets where its ILEC subsidiaries are presently not subject to alternative regulation including Mississippi, New York and certain of its Kentucky operations.
The following summary sets forth a description of the alternative regulation plan for each of the states in which Alltel has elected alternative regulation:
•	Alltel’s regulated Alabama wireline subsidiary has operated since 1996 under a PSC established alternative regulation plan. In 2005 the previous alternative regulation plan was replaced by two alternative regulation plans approved by the PSC. Alltel elected to be regulated under the price flexibility plan. Under this plan basic residential local service rates are capped for two years. Also in 2005, the legislature passed the Alabama Communications Reform Act of 2005. Under this reform Act, only stand-alone basic service, wholesale access services and certain calling features remain regulated after February 1, 2007. Alltel has elected to be regulated under the Communications Reform Act, effective February 2007.

•	Alltel’s regulated Arkansas wireline subsidiary has operated since 1997 under an alternative regulation plan established by statute. Under this plan, basic local rates and access rates may be adjusted annually by up to 75 percent of the annual change in the Gross Domestic Product-Price Index (“GDP-PI”). Other local rates may be changed without PSC approval and become effective upon the filing of revised tariffs.

•	Alltel’s regulated Florida wireline subsidiary operates under alternative regulation established by Florida statute. Under this plan, basic local rates may be increased once in any twelve-month period by an amount not to exceed the twelve month change in the GDP-PI less one percent. Alltel may increase rates for non-basic services as long as the annual increase for any category does not exceed six percent in any twelve-month period. Non-basic rates can be increased by up to 20 percent annually in exchanges where another local provider is providing service. Intrastate access rates can be increased by the annual change in GDP-PI or three percent, whichever is less, only after access rates reach parity with Alltel’s interstate rates.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
LOCAL SERVICE – STATE REGULATION (continued)
•	Alltel’s regulated Georgia wireline subsidiaries operate under an alternative regulation plan established by statute. Under this plan, basic local rates may be increased annually based on the annual change in GDP-PI. Other local rates may be increased by filing revised tariffs.

•	Alltel has two regulated operating subsidiaries in Kentucky. The larger subsidiary is subject to rate of return regulation. The smaller subsidiary has operated under alternative regulation established by statute beginning in 1998. Under this plan, the subsidiary may adjust basic business and residential rates, once during any 24 month period by an amount not to exceed the sum of the annual percentage change in GDP-PI for the immediately preceding two calendar years subject to the following limitations: (1) basic business and residence rates may not exceed the average basic rates of the state’s largest telephone utility, and (2) rates may not be increased by more than 20 percent. Access charges may not be adjusted if the change would result in intrastate access rates that exceed Alltel’s interstate rates. Other local rates may be adjusted by filing tariffs.

•	Alltel’s regulated Missouri wireline subsidiary is subject to alternative regulation election established by statute. Under Missouri’s alternative regulation, basic local service and intrastate access rates are adjusted annually based on changes to the telephone service component of the Consumer Price Index. Prices for non-basic services may be increased up to five percent per year after the initial twelve-month period.

•	Alltel’s regulated Nebraska operations are subject to alternative regulation established by statute. (Nebraska law exempts telecommunications companies from rate-of-return regulation.) In exchanges where competition exists, companies are required to file rate lists, which are effective after 10 days notice to the PSC. In exchanges where competition does not exist, companies file rate lists for all services except basic local with 10 days notice to the PSC and basic local rates may be increased after 90 days notice to affected subscribers. Basic local rate increases are reviewed by the PSC only if rates are increased more than 10 percent in twelve consecutive months or in response to a formal complaint signed by two percent of affected subscribers.

•	Alltel’s New York operations are subject to rate of return regulation. In June 2005, the New York PSC opened a proceeding to examine potential changes to the existing form or regulation in light of increasing competition. A decision is expected in 2006.

•	Alltel’s regulated North Carolina subsidiary has operated since 1998 under alternative regulation plan approved by the State Utility Commission. Local rates are adjusted annually by the annual change in GDP-PI. Rate changes are effective upon 14 days notice. Alltel has recently obtained Commission approval for changes to its current price regulation plan that will allow greater pricing flexibility, shorter implementation intervals for promotional offerings and deregulation of pricing for bundled services.

•	Alltel’s regulated Ohio wireline subsidiaries began in 2004 to operate under an alternative regulation plan established by the Ohio Public Utilities Commission. Under this plan, basic service rates have been capped. Non-basic service rates are subject to limited pricing flexibility. New rules for alternative regulatory treatment of basic service, which include competitive market tests, are pending.

•	In 1997, Alltel’s regulated Oklahoma wireline subsidiaries begun to operate under an alternative regulation plan established by statute. Under this plan, basic service rates can be increased annually as long as the increase does not exceed a pre-determined amount.

•	In July 2005, Alltel’s regulated Pennsylvania subsidiary began operating under a new alternative regulation plan passed by the Pennsylvania General Assembly in 2004. Under this plan, Alltel is required to make broadband access to the Internet available for purchase to 100 percent of its customer base by 2013. Rates for competitive services are not regulated, but the PUC retains authority over the quality of these services. Rate increases for noncompetitive services are restricted to the GDP-PI less two percent, annually. The total amount of an increase to basic local service rates cannot exceed $3.50 annually. Revenue neutral rate rebalancing is also permitted for noncompetitive services.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
LOCAL SERVICE – STATE REGULATION (continued)
•	Alltel’s regulated South Carolina operations are subject to alternative regulation established by statute. Local rates can be adjusted pursuant to an inflation-based index. All other service rates may be increased subject to a complaint process for abuse of market position. The PSC has determined that any allegations of abuse of market position will be investigated on a case-by-case basis. Rate increases become effective 14 days after filing.

•	Alltel has two operating subsidiaries in Texas. These subsidiaries are subject to alternative regulation established by statute. All rates are capped for the duration of the plan.
REGULATION – UNIVERSAL SERVICE
The federal universal service program is under legislative, regulatory and industry scrutiny as a result of the growth in the fund and structural changes within the telecommunications industry. The structural changes include the increase in the number of ETCs receiving money from the USF and a migration of customers from wireline service providers to providers using alternative technologies like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.
In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism governing universal service compensation for rural telephone companies for the ensuing five years. The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on their embedded costs. On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the FCC’s rules as they pertain to rural telephone companies and to determine what changes, if any, should be made to the existing high-cost support mechanism when the interim funding program expires in June 2006. The Joint Board sought comment on such a mechanism on August 16, 2004, but has taken no further action. In the event a new mechanism is not established for rural carriers prior to the expiration of the plan, the FCC will likely extend the interim mechanism currently in place. In addition, the Joint Board sought comment on whether companies operating multiple distinct geographic market areas within a state should consolidate them for purposes of calculating universal service support. If the FCC implements this proposal, Alltel’s universal service revenues would be reduced from their current level by approximately $8.5 million annually. On August 17, 2005, the Joint Board sought comment on four separate proposals to modify the distribution of high-cost universal service support. Each of the proposals provides state PSCs a greater role in the support distribution process, which would remain subject to specific FCC guidelines. Alltel cannot estimate the impact of the potential change from embedded cost to another methodology, or the impact of other potential changes to the fund contemplated by the Joint Board until the specific changes, if any, are determined.
On November 8, 2002, the FCC requested that the Joint Board review certain of the FCC’s rules relating to the high-cost universal service support and the process by which carriers are designated as ETCs. On February 27, 2004, the Joint Board issued its recommended decision regarding a number of issues related to universal service support for ETCs. Among its recommendations, the Joint Board suggested that the FCC should limit universal service support to a single primary connection per customer. On June 8, 2004, the FCC asked for comments on the Joint Board’s recommended decision, but did not elaborate or reach tentative conclusions on any of the Joint Board’s recommendations. The 2006 Science, State, Commerce and Justice Department appropriations bill includes a provision that prohibits the FCC from enacting a primary connection restriction on universal service support.
On June 14, 2005, the FCC issued a notice of proposed rulemaking initiating a broad inquiry into the management and administration of the universal service programs. The notice of proposed rulemaking seeks comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients in an effort to deter waste and fraud. The FCC is also considering proposals regarding the contribution methodology, which could change the types of service providers required to contribute to the fund (i.e. local exchange providers, wireless providers, long-distance providers, etc.) and the basis on which they contribute. At this time, Alltel cannot estimate the impact that the potential changes, if any, would have on its operations.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
REGULATION – UNIVERSAL SERVICE (continued)
On December 9, 2005, the FCC issued a notice of proposed rulemaking seeking comments on the need to redefine certain statutory terms established by the 96 Act. Changes to these definitions could result in a different allocation of universal service support received by non-rural carriers. Alltel receives approximately $9.5 million annually in non-rural support and cannot estimate the financial impact resulting from changes to the definitions of the statutory terms until such changes, if any, are determined.
The FCC mandated that, effective October 1, 2004, USAC must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-deficiency Act (“ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs of the universal service fund are compliant with ADA requirements, and has asked the OMB to make a final determination on this issue, which they have yet to do. The 2006 Science, State, Commerce and Justice Department appropriations bill was enacted, which exempted the universal service fund from the ADA for another year, until December 31, 2006.
REGULATION – UNBUNDLED NETWORK ELEMENTS
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
On March 2, 2004, the D.C. Circuit Court overturned key portions of the FCC’s Triennial Review Order. On September 13, 2004, the FCC released its Interim UNE Order requiring incumbent ILECs to maintain the status quo through March 13, 2005 and indicated that it would release permanent rules prior to that date. The Triennial Remand Order containing the permanent UNE rules was released on February 4, 2005. This order eliminated UNE-P as a CLEC entry strategy by dropping mass market switching from the required list of UNEs and reducing CLEC access to high-capacity loops and transport based on specified economic conditions in relevant wire centers. These permanent rules establish a twelve-month transition for most of the UNEs being eliminated. Several parties have appealed the order in various federal appellate courts and to the FCC. To date, the impact of the Triennial Review proceeding and permanent UNE rules on Alltel’s ILEC operations have not been material.
On September 15, 2003, the FCC launched its first comprehensive review of the rules that establish wholesale pricing of UNEs. The notice of proposed rulemaking sought comment on a variety of UNE and resale pricing-related issues and on a proposal to make total element long-run incremental cost methodology (“TELRIC”) rules more closely account for the “real-world” attributes of the incumbent carrier’s network. The FCC has not issued an Order on this proceeding but if this proposal were adopted, the result would likely be increased UNE prices. The potential increases are not expected to have a material increase on Alltel’s wireline operations.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
REGULATION – UNBUNDLED NETWORK ELEMENTS (continued)
Section 251(b) of the Communications Act of 1934 (the “34 Act”), as amended, requires, in part, that local exchange carriers provide local number portability to any requesting telecommunications carrier. Wireless carriers are generally defined as “telecommunications carriers” under the 34 Act, and are therefore eligible to port numbers with wireline carriers, which is referred to as “intermodal porting”. On November 10, 2003, the FCC released a decision providing guidance on intermodal porting issues. The intermodal porting requirement took effect on November 24, 2003 for wireline carriers in the top 100 Metropolitan Statistical Areas (“MSAs”) and on May 24, 2004 for wireline carriers operating in markets below the top 100 MSAs. The majority of Alltel’s wireline operations are conducted in markets below the top 100 MSAs and were subject to the later May 24, 2004 implementation date for intermodal porting. To date, implementation of intermodal porting has not had a significant impact on Alltel’s wireline operating results.
NETWORK ACCESS SERVICES – REGULATION
Alltel’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long-distance companies, for origination and termination of inter-exchange traffic through access charges or toll settlements that are established in accordance with state and federal laws.
A number of carriers have begun offering voice telecommunications services utilizing Internet protocol as the underlying means for transmitting those calls. This service, commonly known as VoIP telephony, is challenging existing regulatory definitions and raises questions as to how such services should be regulated, if at all. Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have ruled that the FCC preempts the states with respect to jurisdiction. These cases are on appeal. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The FCC indicated that the cost of the public switched telephone network should be borne equitably by the users and requested comment on the specific regulatory requirements that should be extended to IP-enabled service providers, including requirements relating to E-911, accessibility for the disabled, inter-carrier compensation and universal service. Although the FCC’s rulemaking regarding IP-enabled services remains pending, the FCC has adopted a series of related orders establishing broad parameters for the regulation of those services.
On February 12, 2004, the FCC released an order declaring Pulver.com’s “free” IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a regulated “telecommunications service”, but rather was an unregulated “information service” subject to federal jurisdiction.
On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from paying access compensation to wireline local service providers and from contributions to the universal service fund. The FCC ruled AT&T’s IP telephony service, which converted voice calls to an IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, was a regulated “telecommunications service” subject to payment of access compensation to Local Exchange Carriers (“LECs”), as well as the universal service fund.
On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. The FCC has not yet determined how Vonage’s service should be classified for regulatory purposes, but is likely to address the “information service” vs. “telecommunications service” debate in its pending rulemaking regarding IP-enabled services. Several state commissions appealed the FCC’s Vonage decision, and these appeals are presently pending before the U.S. Eighth Circuit Court of Appeals.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
NETWORK ACCESS SERVICES – REGULATION (continued)
On June 3, 2005, the FCC took swift action in response to several incidents where VoIP customers were unable to complete E-911 calls. The FCC ordered all VoIP service providers whose service is interconnected with the public switched telephone network to provide E-911 services to their customers no later than November 28, 2005. On September 21, 2005, the FCC released its order on CALEA requirements for broadband and ISP services, including VoIP services. The FCC found that essentially, ISP and VoIP services are “telecommunications services” subject to CALEA requirements. Several appeals have been filed. If the FCC ultimately determines that IP-enabled services are not subject to similar regulatory requirements that are applicable to inter-exchange and local exchange service providers, including contributions to federal and state universal service programs, inter-carrier compensation obligations, federal and state tax obligations and service quality metrics, Alltel’s regulated local exchange operations will be competitively disadvantaged. However, until the FCC issues its decision in these proceedings, Alltel cannot determine the extent of the impact on its operations, if any.
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
On October 8, 2004, the FCC granted in part and denied in part a petition filed by Core Communications requesting that the FCC forbear from enforcing certain provisions of the FCC’s 2001 Internet Service Provider (“ISP”) Remand Order. Parties have filed for reconsideration on the various provisions of the ISP Remand Order with the FCC and appeals have been filed with the D.C. Circuit Court of Appeals. If the FCC’s decision in this Order is upheld, the Company is likely to incur an operating expense for delivering ISP-bound traffic from its customers to ISPs served by interconnected competitive wireline service providers that it has not been previously liable for. The Company is not able to estimate the amount of this potential additional expense because ISP-bound minutes traversing its network are not presently recorded, although it is very likely that the negative impact to operating margin would be less than $10.0 million annually.
On July 6, 2005, a hearing examiner issued a recommended order to the Georgia PSC that, if adopted, would prospectively preclude LECs from assessing access charges for non-local intrastate calls between 0 and 16 miles that originate on the network of one LEC and terminate on the network of a different LEC. Alltel, along with other LECs in Georgia, requested that the Georgia PSC reject the recommended order and find that access charges continue to apply to these intrastate calls. If the Georgia PSC ultimately adopts the recommended order, Alltel would incur a reduction in annual revenues of approximately $12.0 million. A final order will not likely become effective before the end of the first quarter of 2006.
On March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) rejected the FCC’s classification of cable modem service as solely an unregulated “information service”, finding a portion of the service to be a telecommunications service. The Ninth Circuit Court’s decision was appealed to the Supreme Court. On June 27, 2005, the Supreme Court reversed the Ninth Circuit Court’s ruling and upheld the FCC Order finding that cable modem service was an interstate “information service.” This decision shifted the focus back to the FCC to address the rulemaking proceeding initiated in 2002 in which the FCC tentatively concluded that wireline broadband Internet access should be classified as an “information service” rather than a telecommunications service and, therefore, should not be subject to common carrier regulation.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
WIRELINE OPERATIONS (continued)
NETWORK ACCESS SERVICES – REGULATION (continued)
On September 23, 2005, the FCC released an order declaring wireline broadband Internet access service (or “DSL”) an “information service” functionally integrated with a telecommunications component and no longer subject to a higher level of regulation as compared to broadband cable modem service. This order puts Alltel’s DSL service in regulatory parity with cable modem service. The FCC order requires wireline broadband service providers, like Alltel, to continue offering broadband access on a stand-alone basis to competing unaffiliated Internet service providers for one year, after which they will no longer be required to do so. Additionally, the order preserves the current method of assessing universal service contributions on DSL revenues for a 270-day period after the effective date of the order, or until the FCC adopts a new contribution methodology to the universal service fund. The order provides price cap companies the option to deregulate DSL, de-tariff DSL or keep DSL regulated as it is today. Alltel could benefit from the decreased regulatory oversight of its DSL service through additional retail pricing flexibility. Alltel’s DSL products are experiencing significant growth throughout its service areas and the primary DSL competitor is the historically less regulated cable modem service. Alltel’s DSL products and services currently remain regulated by the FCC.
TECHNOLOGY
The Company believes the local exchange business is in transition from circuit switched technology, which forms the basis of the conventional landline telephone network, to digital packet-switched technology, which form the basis of the Internet Protocols (“IP”) used over the Internet. Alltel is addressing this challenge with a strategy of providing data service to both business and residential customers through deployment of an IP packet data network, broadband access services like DSL, and targeted VoIP deployments in selected markets. Alltel’s backbone fiber network provides the basis for the transport of data traffic. Alltel has deployed almost 14,000 sheath miles of fiber optic cable across its service areas and continues to increase the capacity of its networks utilizing dense wave division multiplexing in both the core and metropolitan rings that serve both Alltel’s wireline and wireless markets. Although the Company believes that significant capital expenditures will be required to continue increasing the scope of its data and fiber optic networks, Alltel believes its networks are well positioned to meet the increasing demand for data services.
CLEC OPERATIONS
Alltel has authority to provide competitive local exchange services in 17 states. As of December 31, 2005, the Company provided these services in four states on both a facilities-based and resale basis, and, where necessary, has negotiated interconnection agreements with the appropriate incumbent local exchange carriers. Alltel’s strategy is to provide local service in combination with other services provided by subsidiaries of the Company, including long-distance and Internet services. Alltel’s primary focus for marketing and selling its CLEC services is directed toward the business customer segment through the offering of competitively priced and reliable services. Alltel continues to evaluate the profitability of its existing CLEC operations in all markets.
Generally, CLECs are required to obtain certificates of public convenience and necessity in the same manner as ILECs. In addition, CLECs are required to file interstate access tariffs with the FCC and in most states, intrastate tariffs with the state public utility commissions. CLECs, however, are subject to significantly less regulation than ILECs. For example, CLECs are not subject to direct rate regulation (such as rate-of-return or price cap regulation). In February 2005, the FCC released its Triennial Review Remand Order, which established specific impairment criteria to determine whether ILECs would remain obligated to provide network elements to CLECs on an unbundled basis. As a result of that Order, Alltel’s CLEC operations will incur additional annual expenses of approximately $300,000 in 2006 and beyond for access to certain components of the networks of other non-affiliated ILECs. In December 2005, the FCC ruled that Qwest was no longer obligated to provide CLECs, like Alltel, with access to certain UNEs in nine Omaha, Nebraska central offices. Currently, Alltel leases approximately 3,600 UNE’s from Qwest that will likely be affected by this decision. The FCC ruling may result in an additional annual expense of approximately $600,000 for Alltel’s CLEC operations to continue providing service to its customers in Omaha, Nebraska.

ALLTEL Corporation
Form 10-K, Part I

Item 1.Business
COMMUNICATIONS SUPPORT SERVICES
Communications support services consist of the Company’s long-distance and network management services, product distribution, directory publishing and telecommunications information services operations. Revenues and sales from communications support services comprised 11 percent of Alltel’s total operating revenues from business segments in both 2005 and 2004, compared to 12 percent in 2003.
LONG-DISTANCE AND NETWORK MANAGEMENT OPERATIONS
Long-distance telecommunications services are provided on a resale basis. Alltel provides long-distance service in all of the states in which the Company provides local exchange service. In addition, Alltel offers long-distance service outside its ILEC service areas. As of December 31, 2005, Alltel provided long-distance service to nearly 1.8 million customers. During 2005, approximately 73 percent of Alltel’s long-distance traffic was transported on its own fiber optic networks. The long-distance marketplace is extremely competitive and continues to receive relaxed regulation from both the FCC and state regulatory commissions. To meet the competitive demands of the long-distance industry, Alltel has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans. As a long-distance service provider, Alltel’s intrastate long-distance business is subject to limited regulation by state regulatory commissions, and its interstate business is subject to limited regulation by the FCC. State regulatory commissions currently require long-distance service providers to obtain a certificate of operating authority, and the majority of states also require long-distance service providers to file tariffs. Network management services are currently marketed to business customers in select areas. These services are ancillary service offerings and are not significant components of Alltel’s communications operations.
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
DIRECTORY PUBLISHING
ALLTEL Publishing Corporation (“ALLTEL Publishing”) coordinates advertising, sales, printing, and distribution for 386 telephone directory contracts in 36 states. ALLTEL Publishing now provides all directory publishing services, except printing. The services provided by ALLTEL Publishing includes directory yellow page advertising sales, contract management, production, billing, and marketing. Both Verizon Directories and Quebecor World Printers performed printing services for the directories published in 2004 under two separate service agreements that expire in 2007 and 2008, respectively.
TELECOMMUNICATIONS INFORMATION SERVICES
Following the sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs to Convergys in December 2003 and the loss of one of its remaining unaffiliated wireline services customers in 2004, the Company’s telecommunications information services operations consist solely of providing data processing and outsourcing services to Valor. These remaining telecommunications information services operations are not significant to Alltel’s consolidated results of operations.

ALLTEL Corporation
Form 10-K, Part I

Item 1A.Risk Factors
Alltel faces intense competition in its businesses that could reduce its market share or adversely affect its financial performance.
Substantial and increasing competition exists in the wireless communications industry. Multiple wireless service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless service providers and resell them to their customers. In January 2003, the FCC lifted its rule imposing limits on the amount of spectrum that can be held by one provider in a specific market. Competition may continue to increase as a result of recent consolidation in the wireless industry and to the extent that there are other consolidations in the future involving its competitors.
A majority of Alltel’s wireless markets have multiple carriers. The presence of multiple carriers within Alltel’s wireless markets combined with the effects of aggregate penetration of wireless services in all markets has made it increasingly difficult to attract new customers and retain existing ones. While the recent consolidation in the wireless industry may reduce the number of carriers in Alltel’s markets, the carriers resulting from such consolidation will be larger and potentially more effective in their ability to compete with Alltel. As a result of increased competition, Alltel anticipates that the price per minute for wireless voice services will decline while costs to acquire customers, including, without limitation, handset subsidies and advertising and promotion costs, may increase. Alltel’s ability to continue to compete effectively will depend upon its ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions and competitors’ pricing strategies. Failure to successfully market its products and services or to adequately and timely respond to competitive factors could reduce Alltel’s market share or adversely affect its revenue or net income.
In the current wireless market, Alltel’s ability to compete also depends on its ability to offer regional and national calling plans to its customers. Alltel relies on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by its network. These agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. If Alltel is unable to maintain or renew these agreements, its ability to continue to provide competitive regional and nationwide wireless service to its customers could be impaired, which, in turn, would have an adverse impact on its wireless operations.
Some of Alltel’s ILEC operations have begun to experience competition in their local service areas. Sources of competition to Alltel’s local service business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission service providers, wireless communications providers, cable television companies, competitive access service providers, including, without limitation, those utilizing Unbundled Network Elements- Platform or UNE-P, and voice-over-Internet-protocol, or VoIP, providers and providers using other emerging technologies. To date, this competition has not had a material adverse effect on Alltel’s results from operations. However, competition, mainly from wireless and broadband substitution, has caused a reduction in the number of Alltel’s access lines. In the future, Alltel expects the number of its access lines served to continue to be adversely affected by wireless and broadband substitution.
Alltel is subject to government regulation of the telecommunications industry.
As a provider of wireless communication services, Alltel is subject to regulation by the FCC. The FCC has rules governing the construction and operation of wireless communications systems and licensing and technical standards for the provision of wireless communication services. The FCC also regulates the terms under which ancillary services may be provided through wireless facilities. While the FCC has authority to regulate rates for wireless services, it has so far refrained from doing so. States are also permitted to regulate the terms and conditions of wireless services which are unrelated to either rates or market entry. The FCC and various state commissions regulate Alltel’s status as an ETC, which qualifies Alltel to receive support from the Universal Service Fund. In addition, the FCC and FAA regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction is also subject to state and local zoning as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown and could result in higher operating expenses in the future, and changes to other regulations (such as those relating to qualification as an ETC) could result in loss of revenue in the future.
Licenses granted to Alltel by the FCC to provide wireless communications services were originally issued for 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal applications. Failure to comply with FCC requirements in a given service area could result in the revocation of its license for that area or in the imposition of fines.

ALLTEL Corporation
Form 10-K, Part I

Item 1A.Risk Factors
As a provider of wireline communication services, Alltel has been granted franchises by each of the 15 states in which it operates. Alltel is subject to regulation from the regulatory commissions in each of these 15 states as well as from the FCC. State regulatory commissions have primary jurisdiction over local and intrastate rates that Alltel charges customers, including, without limitation, other telecommunications companies, and service quality standards. The FCC has primary jurisdiction over the interstate access rates that Alltel charges other telecommunications companies that use its network and issues related to interstate service. Future revenues, costs, and capital investment in its wireline business could be adversely affected by material changes to these regulations including but not limited to changes in inter-carrier compensation, state and federal USF support, UNE-P pricing and requirements, and VoIP regulation.
Rapid and significant changes in technology could require Alltel to significantly increase capital investment or could result in reduced demand for its services.
Technologies for wireless and wireline communications are rapidly changing. In the majority of Alltel’s wireless markets, it employs CDMA, which is a second generation digital technology providing expanded channel capacity and the ability to offer advanced services and functionality. Alltel is currently deploying CDMA 2000 1XRTT and EV-DO technologies, which are third-generation technologies that increase voice capacity, allow high-speed data services and are capable of addressing more complex data applications. Deployment of third-generation digital technologies will require Alltel to make additional capital investments.
New communication technologies may also impact Alltel’s wireline business. For example, Alltel may be unable to retain existing wireline customers who decide to replace their wireline telephone service with wireless telephone service. Furthermore, the development and deployment of cable and DSL broadband technology will likely result in additional local telephone line losses for Alltel as its customers shift from dial-up data services to high-speed data services. In addition, VoIP technology, which operates on broadband technology, now provides Alltel’s competitors with a low-cost alternative to access the home and provide local telephone voice services to Alltel’s wireline customers. The need to deploy new technologies in its wireless business, or the proliferation of replacement technologies impacting its wireline business, could require Alltel to make significant additional capital investment or could result in reduced demand for its services, both of which could adversely impact its financial performance and results of operations.
Item 1B.Unresolved Staff Comments
No reportable information under this item.

ALLTEL Corporation
Form 10-K, Part I
Item 2.Properties
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
WIRELINE PROPERTY
The Company’s wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, telephone lines, and related equipment. The telephone lines include aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 2005, was as follows:

(Millions)

Land	$18.3
Buildings and leasehold improvements	303.2
Central office equipment	2,937.1
Outside plant	3,528.7
Furniture, fixtures, vehicles and other	171.9

Total	$6,959.2

Certain properties of the wireline subsidiaries are pledged as collateral on $2.2 million of long-term debt.
OTHER PROPERTY
Other properties in service consist primarily of property, plant and equipment used in providing wireless communications services and information processing. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment. Non-regulated wireline plant and equipment consists of aerial and underground cable, switches, and other peripheral equipment used in the provisioning of Internet, long-distance and competitive local access services. Information processing plant consists of data processing equipment, purchased software and capitalized internal use software costs. Properties of the product distribution and directory publishing operations mainly consist of office and warehouse facilities to support the business units in the distribution of telecommunications products and publication of telephone directories. The total investment by category for the non-wireline operations of the Company as of December 31, 2005, was as follows:

(Millions)

Land	$280.3
Buildings and leasehold improvements	908.2
Wireless plant and equipment	6,852.6
Data processing equipment and computer software	1,187.2
Non-regulated wireline plant and equipment	476.2
Furniture, fixtures, vehicles and other	358.4

Total	$10,062.9

Item 3.Legal Proceedings
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
To the knowledge of Alltel’s management, no material legal proceedings, either private or governmental, currently are contemplated or threatened.
Item 4.Submission of Matters to a Vote of Security Holders
No matters were submitted to the security holders for a vote during the fourth quarter of 2005.

ALLTEL Corporation
Form 10-K, Part II
Item 5.Market for the Registrant’s Common Equity and Related Stockholder Matters
(a)	The outstanding shares of Alltel’s Common Stock are listed and traded on the New York Stock Exchange and the Pacific Exchange and trade under the symbol AT. The following table reflects the range of high, low and closing prices of Alltel’s Common Stock as reported by Dow Jones & Company, Inc. for each quarter in 2005 and 2004:

					Dividend
Year	Qtr.	High	Low	Close	Declared

2005	4th	$68.19	$58.00	$63.10	$.385
	3rd	$66.95	$60.45	$65.11	$.38
	2nd	$62.36	$54.82	$62.28	$.38
	1st	$59.85	$54.20	$54.85	$.38

2004	4th	$60.62	$53.40	$58.76	$.38
	3rd	$55.80	$49.23	$54.91	$.37
	2nd	$51.95	$48.63	$50.62	$.37
	1st	$53.28	$46.65	$49.89	$.37

As of February 28, 2006, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers’ accounts was 185,000.
(b)	Not applicable.

(c)	On January 23, 2004, ALLTEL announced a $750.0 million stock repurchase plan that expired on December 31, 2005. No repurchases were made under this plan during the fourth quarter of 2005.
Item 6.Selected Financial Data
For information pertaining to Selected Financial Data of Alltel, refer to pages F-42 and F-43 of the Financial Supplement, which is incorporated by reference herein.
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alltel, refer to pages F-2 to F-41 of the Financial Supplement, which is incorporated by reference herein.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
For information pertaining to the Company’s market risk disclosures, refer to page F-38 of the Financial Supplement, which is incorporated by reference herein.
Item 8.Financial Statements and Supplementary Data
For information pertaining to Financial Statements and Supplementary Data of Alltel, refer to pages F-44 to F-87 of the Financial Supplement, which is incorporated by reference herein.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reportable information under this item.

ALLTEL Corporation
Form 10-K, Part II
Item 9(A).Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, Alltel’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective. On August 1, 2005, Alltel completed its merger with Western Wireless Corporation. Alltel continues to assess Western Wireless’ control systems and expects the integration of Western Wireless’ control systems with Alltel’s control systems to be completed during the first quarter of 2006.

(b)	Management’s report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-45 of the Financial Supplement, is incorporated by reference herein.

(c)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report, and they have concluded that, except for the changes arising out of the third quarter 2005 merger with Western Wireless, there were no changes to Alltel’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alltel’s internal control over financial reporting.
Item 9(B).Other Information
No reportable information under this item.
Form 10-K, Part III
Item 10.Directors and Executive Officers of the Registrant
For information pertaining to Directors of ALLTEL Corporation refer to “Election of Directors” in Alltel’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the audit committee financial expert refer to “Board and Board Committee Matters” in Alltel’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

Name	Age	Position
Scott T. Ford	43	President and Chief Executive Officer
Kevin L. Beebe	46	Group President — Operations
Jeffrey H. Fox	43	Group President — Shared Services
C.J. Duvall Jr.	47	Executive Vice President — Human Resources
Sharilyn S. Gasaway	37	Executive Vice President — Chief Financial Officer
Richard N. Massey	48	Executive Vice President — General Counsel and Secretary
Keith A. Kostuch	43	Senior Vice President — Strategic Planning
Sue P. Mosley	47	Controller
John A. Ebner	37	Treasurer

ALLTEL Corporation
Form 10-K, Part III
Item 10.Directors and Executive Officers of the Registrant (continued)
There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Scott T. Ford is the son of Joe T. Ford, Chairman of Alltel’s Board of Directors. Each of the officers named above has been employed by Alltel or a subsidiary for the last five years, except for Richard N. Massey. Prior to joining Alltel in January 2006 and since 2000, Mr. Massey was a managing director at Stephens Inc. of Little Rock, Arkansas since 2000, heading up that firm’s information and communications practice and assisting clients with mergers and acquisitions. Mr. Massey succeeded Francis X. Frantz, who has been named chairman of the board of directors of the new wireline company being formed in the merger of Alltel’s wireline business with Valor, as previously discussed. Jeffrey Gardner, who had served as Alltel’s Executive Vice President — Chief Financial Officer, will serve as the Chief Executive Officer of the new company.
Alltel has a code of ethics that applies to all employees and members of the Board of Directors. Alltel’s code of ethics, referred to as the “Working with Integrity” guidelines, is posted on the Investor Relations page of the Company’s web site (www.alltel.com) under “corporate governance”. Alltel will disclose in the corporate governance section of the Investor Relations page on its web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. Alltel will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Vice President-Investor Relations, ALLTEL Corporation, One Allied Drive, Little Rock, Arkansas 72202.
Item 11.Executive Compensation
For information pertaining to Executive Compensation, refer to “Management Compensation” in Alltel’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information pertaining to beneficial ownership of Alltel securities, refer to “Security Ownership of Certain Beneficial Owners and Management” in Alltel’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.
Set forth below is additional information as of December 31, 2005 about shares of the Company’s common stock that may be issued upon the exercise of options under the Company’s existing equity compensation plans, divided between plans approved by Alltel’s stockholders and plans not submitted to the stockholders for approval.

(Thousands, except per share amounts)	(a)	(b)	(c)
Number of securities
available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans,
	exercise of	exercise price of	excluding securities
	outstanding options (2)	outstanding options	reflected in column (a)

Equity compensation plans approved by security holders (1)	15,396.0	$56.83	15,904.2
Equity compensation plans not approved by security holders	–	–	–

Totals	15,396.0	$56.83	15,904.2

(1)	Includes the ALLTEL Corporation 1991 Stock Option Plan, ALLTEL Corporation 1994 Stock Option Plan for Employees, ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors, ALLTEL Corporation 1998 Equity Incentive Plan, and the ALLTEL Corporation 2001 Equity Incentive Plan.
(2)	Does not include 1,920,503 stock options with a weighted-average exercise price of $30.77, which were assumed by Alltel in connection with the Company’s mergers with 360° Communications Company in 1998, Aliant Communications Inc. in 1999 and Western Wireless Corporation in 2005. These options were issued under the Amended and Restated 360° Communications Company 1996 Equity Incentive Plan, 360° Communications Company 1996 Replacement Stock Option Plan, the Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan, Western Wireless Corporation 2005 Long-Term Equity Incentive Plan and the Amended and Restated 1994 Management Incentive Stock Option Plan of Western Wireless Corporation. These plans have been frozen since the merger dates, with respect to the granting of any additional options.

ALLTEL Corporation
Form 10-K, Part III
Item 13.Certain Relationships and Related Transactions
For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in Alltel’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in Alltel’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.
Form 10-K, Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as a part of this report:

1.	Financial Statements:
The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2005, included in the Financial Supplement, which is incorporated by reference herein:

Financial
Supplement
Page Number
	Management’s Report on Internal Control Over Financial Reporting	F-45
	Report of Independent Registered Public Accounting Firm	F-46 - F-47
	Consolidated Statements of Income - for the years ended December 31, 2005, 2004 and 2003	F-48
	Consolidated Balance Sheets — as of December 31, 2005 and 2004	F-49
	Consolidated Statements of Cash Flows - for the years ended December 31, 2005, 2004 and 2003	F-50
	Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2005, 2004 and 2003	F-51
	Notes to Consolidated Financial Statements	F-52 - F-87

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	33
	Schedule II. Valuation and Qualifying Accounts	34

3.	Exhibits:
	Exhibit Index	35-42
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

ALLTEL Corporation
Registrant

By	/s/ Scott T. Ford	Date: March 10, 2006

Scott T. Ford, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sharilyn S. Gasaway	Date: March 10, 2006

Sharilyn S. Gasaway, Executive Vice President -
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott T. Ford

Scott T. Ford, President, Chief Executive Officer and Director
		By	/s/ Sharilyn S. Gasaway

	*Sue P. Mosley, Controller		* (Sharilyn S. Gasaway,
	(Principal Accounting Officer)		Attorney-in-fact)
Date: March 10, 2006
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
To the Board of Directors of ALLTEL Corporation:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 10, 2006 appearing in this 2005 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas,
March 10, 2006

ALLTEL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to		Charged			Balance at
	Beginning	Cost and		to Other	Deductions		End of
Description	of Period	Expenses		Accounts	Describe		Period
Allowance for doubtful accounts, customers and other:
For the years ended:
December 31, 2005	$53.6	$221.7		$–	$190.6	(A)	$84.7
December 31, 2004	$46.3	$184.9		$–	$177.6	(A)	$53.6
December 31, 2003	$68.4	$184.7		$–	$206.8	(A)	$46.3

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2005	$16.2	$2.6		$0.7	$5.3	(B)	$14.2
December 31, 2004	$13.5	$2.7		$–	$–		$16.2
December 31, 2003	$6.0	$7.5		$–	$–		$13.5

Accrued liabilities related to restructuring and other charges:
For the years ended:
December 31, 2005	$0.7	$58.7	(C)	$–	$29.7	(D)	$29.7
December 31, 2004	$3.8	$50.9	(E)	$–	$54.0	(F)	$0.7
December 31, 2003	$13.1	$19.0	(G)	$–	$28.3	(H)	$3.8
Notes:
(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Reduction in valuation allowance due to utilization of state net operating loss carryforwards.

(C)	During 2005, the Company recorded integration expenses of 22.9 million in connection with Alltel’s exchange of wireless assets with Cingular Wireless LLC (“Cingular”), merger with Western Wireless Corporation and the acquisition of wireless properties from Public Service Cellular, Inc. (“PS Cellular”) Alltel also incurred $4.4 million of severance and employee benefit costs related to a workforce reduction in its wireline operations. The Company also incurred $31.3 million of incremental costs, principally consisting of investment banker, audit and legal fees, related to the pending spin off its wireline business to Alltel stockholders and merger with Valor Communications Group, Inc.

(D)	Includes cash outlays of $14.7 million for expenses paid in 2005 and non-cash charges of $15.0 million, primarily consisting of handset subsidies incurred to migrate the acquired Cingular and PS Cellular customer base to CDMA handsets. The handset subsidies were included in the total amount of integration expenses discussed in Note (C).

(E)	During 2004, the Company recorded restructuring and other charges of $28.4 million related to a planned workforce reduction and the exit of its competitive local exchange carrier operations in the Jacksonville, Florida market. In addition, the Company recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. The Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities of $24.8 million.

(F)	Includes cash outlays of $28.4 million for expenses paid in 2004 and non-cash charges of $25.6 million, primarily consisting of the carrying value of certain corporate and regional facilities discussed in Note (E).

(G)	During 2003, the Company recorded restructuring and other charges of $8.5 million in connection with the restructuring of the Company’s call center operations. The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, and Alltel also wrote off $13.2 million of capitalized software development costs that had no alternative future use or functionality.

(H)	Includes cash outlays of $13.1 million for expenses paid in 2003 and non-cash charges of $15.2 million, primarily consisting of the write-off of capitalized computer software development costs discussed in Note (G).
See Note 10 on pages F-74 to F-76 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the restructuring and other charges recorded by the Company in 2005, 2004 and 2003.

EXHIBIT INDEX
Number and Name

(2)(a)	Distribution Agreement, dated as of December 8, 2005, between ALLTEL Corporation and ALLTEL Holding Corp. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, dated December 9, 2005).	*

(2)(b)	Agreement and Plan of Merger, dated as of December 8, 2005, among ALLTEL Corporation, ALLTEL Holding Corp., and Valor Communications Group, Inc. (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K, dated December 9, 2005).	*

(3)(a)(1)	Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Exhibit B to Proxy Statement, dated March 9, 1990).	*

(a)(2)	Amendment No. 1 to Amended and Restated Certificate of Incorporation of ALLTEL Corporation (incorporated herein by reference to Annex F of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(b)	Bylaws of ALLTEL Corporation (As amended as of January 29, 1998) (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1997).	*

(4)(a)	Rights Agreement dated as of January 30, l997, between ALLTEL Corporation and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated February 3, 1997, filed with the Commission on February 4, 1997).	*

(a)(1)	Amendment No. 1 to January 30, 1997 Rights Agreement dated as of February 2, 2005 between ALLTEL Corporation and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4(a)(1) to Form 10-Q for the period ended March 31, 2005).	*

(b)	The Company agrees to provide to the Commission, upon request, copies of any agreement defining rights of long-term debt holders.	*

(c)	Indenture dated as of March 7, 1996, between 360° Communications Company and Citibank, N.A., as Trustee (the “1996 360° Indenture”) (incorporated herein by reference to Exhibit 4.2 to 360° Communications Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).	*

(d)	First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(e) to Form 10-Q for the period ended March 31, 2003).	*

(e)	Indenture dated as of March 1, 1997, between 360° Communications Company and Citibank, N.A., as Trustee (the “1997 360° Indenture”) (incorporated herein by reference to Exhibit 4.6 to 360° Communications Company’s Current Report on Form 8-K dated March 17, 1997).	*

(f)	Form of 7.60% Senior Note Due 2009 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.7 to 360° Communications Company’s Current Report on Form 8-K dated March 17, 1997).	*

(g)	Form of 6.65% Senior Note Due 2008 issued under the 1997 360° Indenture (incorporated herein by reference to Exhibit 4.8 to 360° Communications Company’s Current Report on Form 8-K dated January 13, 1998).	*

(h)	First Supplemental Indenture dated as of February 1, 1999, among 360° Communications Company, ALLTEL Corporation and Citibank, N.A. as trustee (incorporated herein by reference to Exhibit 4(i) to Form 10-Q for the period ended March 31, 2003).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued
Number and Name

(10)(a)(1)	Five Year Revolving Credit Agreement dated as of July 28, 2004, between ALLTEL Corporation and Bank of America, N.A., JPMorgan Chase Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc., Citicorp USA, Inc., KeyBank National Association, Wachovia Bank, National Association, and Barclays Bank PLC (incorporated herein by reference to Form 10-Q for the period ended June 30, 2004).	*

(a)(2)	364-Day Revolving Credit Agreement dated as of August 1, 2005 between ALLTEL Corporation and Bank of America, N.A., JPMorgan Chase Bank, N.A., Banc of America Securities LLC and J.P. Morgan Securities Inc., Citicorp USA, Inc., KeyBank National Association, Wachovia Bank, National Association, and Barclays Bank PLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 1, 2005).	*

(b)(1)	Agreement by and between ALLTEL Corporation and Joe T. Ford effective as of July 26, 2001 (incorporated herein by reference to Exhibit 10(b)(4) to Form 10-K for the fiscal year ended December 31, 2001).	*

(b)(2)	Employment Agreement by and between ALLTEL Corporation and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-Q for the period ended September 30, 2003).	*

(c)(1)	Change in Control Agreement by and between the Company and Scott T. Ford effective as of April 25, 1996 (incorporated herein by reference to Exhibit 10(c)(6) to Form 10-Q for the period ended June 30, 1996).	*

(c)(1)(a)	Amendment to Change in Control Agreement by and between the Company and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(10) to Form 10-Q for the period ended September 30, 2003).	*

(c)(2)	Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of July 23, 1998 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(2)(a)	Amendment to Change in Control Agreement by and between the Company and Kevin L. Beebe effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(2)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(3)	Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of January 30, 1997 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the fiscal year ended December 31, 1998).	*

(c)(3)(a)	Amendment to Change in Control Agreement by and between the Company and Jeffrey H. Fox effective as of October 23, 2003 (incorporated herein by reference to Exhibit 10(c)(3)(a) to Form 10-K for the fiscal year ended December 31, 2003).	*

(c)(4)	Change in Control Agreement by and between the Company and Sharilyn S. Gasaway effective as of January 18, 2006.	(a)

(c)(5)	Change in Control Agreement by and between the Company and Keith A. Kostuch effective as of February 15, 2001 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued
Number and Name

(10)(c)(6)	Change in Control Agreement by and between the Company and C.J. Duvall Jr. effective as of January 22, 2004 (incorporated herein by reference to Exhibit 10(c)(7)(a) to Form 10-Q for the period ended June 30, 2004).	*

(c)(7)	Change in Control Agreement by and between the Company and Sue P. Mosley effective as of January 18, 2006.	(a)

(c)(8)	Change in Control Agreement by and between the Company and John A. Ebner effective as of July 21, 2005.	(a)

(d)(1)	Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(d)(2)	Amendment No. 1 to Amended and Restated ALLTEL Corporation Supplemental Executive Retirement Plan effective October 23, 2003 (incorporated herein by reference to Exhibit (e)(2) to Form 10-K for the fiscal year ended December 31, 2003).	*

(d)(3)	Amendment No. 2 to the ALLTEL Corporation Supplemental Executive Retirement Plan effective December 29, 2005 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2005, filed with the Commission on January 11, 2006).	*

(e)(1)	Executive Deferred Compensation Plan of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1993).	*

(e)(2)	Amendment No. 1 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 29, 1998 (incorporated herein by reference to Exhibit 10(f)(2) to Form 10-K for the fiscal year ended December 31, 1997).	*

(e)(3)	Amendment No. 2 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 23, 1998 (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(e)(4)	Amendment No. 3 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective January 28, 1999 (incorporated herein by reference to Exhibit 10(f)(4) to Form 10-K for the fiscal year ended December 31, 2002).	*

(e)(5)	Amendment No. 4 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 21, 1999 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-K for the fiscal year ended December 31, 2002).	*

(e)(6)	Amendment No. 5 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-K for the fiscal year ended December 31, 2002).	*

(e)(7)	Amendment No. 6 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective December 8, 2005.	(a)

(e)(8)	Deferred Compensation Plan for Directors of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).	*

(e)(9)	Amendment No. 1 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 1996).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued
Number and Name

(10)(e)(10)	Amendment No. 2 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(9) to Form 10-K for the fiscal year ended December 31, 2002).	*

(e)(11)	ALLTEL Corporation 1999 Nonemployee Directors Stock Compensation Plan (as Amended and Restated effective January 22, 2004)(incorporated herein by reference to Exhibit (f)(10) to Form 10-K for the fiscal year ended December 31, 2003).	*

(e)(12)	ALLTEL Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(e)(13)	Amendment No. 1 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(11) to Form 10-K for the fiscal year ended December 31, 2002).	*

(e)(14)	Amendment No. 2 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(12) to Form 10-K for the fiscal year ended December 31, 2002).	*

(e)(15)	Amendment No. 3 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective December 8, 2005.	(a)

(e)(16)	ALLTEL Corporation 1998 Directors’ Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).	*

(e)(17)	Amendment No. 1 to the ALLTEL Corporation 1998 Directors’ Deferred Compensation Plan, effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(14) to Form 10-K for the fiscal year ended December 31, 2002).	*

(f)(1)	ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit A to Proxy Statement, dated March 8, 1991).	*

(f)(2)	First Amendment to ALLTEL Corporation 1991 Stock Option Plan (incorporated herein by reference to Exhibit 10(g)(3) to Form 10-K for the fiscal year ended December 31, 2000).	*

(f)(3)	ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit A to Proxy Statement dated March 4, 1994).	*

(f)(4)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Employees (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 2000).	*

(f)(5)	ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit B to Proxy Statement dated March 4, 1994).	*

(f)(6)	First Amendment to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(5) to Form 10-K for the fiscal year ended December 31, 1996).	*

(f)(7)	Second, Third and Fourth Amendments to ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10(g)(8) to Form 10-K for the fiscal year ended December 31, 2000).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued
Number and Name

(10)(f)(8)	ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(f)(9)	First and Second Amendments to ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(g)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

(f)(10)	ALLTEL Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Appendix C to Proxy Statement dated March 5, 2001).	*

(g)(1)	Amended and Restated 360° Communications Company 1996 Equity Incentive Plan (incorporated herein by reference to Form S-8 (File No. 333-88923) of ALLTEL Corporation filed with the Commission on October 13, 1999).	*

(g)(2)	Lincoln Telecommunications Company 1989 Stock and Incentive Stock Plan (incorporated herein by reference to Form S-8 (File No. 333-88907) of ALLTEL Corporation filed with the Commission on October 13, 1999).	*

(g)(3)	Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (incorporated herein by reference to Form S-8 (File No. 333-127081) of ALLTEL Corporation filed with the Commission on August 1, 2005).	*

(g)(4)	Amended and Restated 1994 Management Incentive Stock Option Plan of Western Wireless Corporation (incorporated herein by reference to Form S-8 (File No. 333-127081) of ALLTEL Corporation filed with the Commission on August 1, 2005).	*

(h)(1)	ALLTEL Corporation Performance Incentive Compensation Plan as amended, effective January 1, 1993 (Exhibit 10(i) to Form SE dated February 17, 1993).	*

(h)(2)	Amendment No. 1 to ALLTEL Corporation Performance Incentive Compensation Plan, effective January 29, 1998 (incorporated herein by reference to Exhibit 10(i)(1) to Form 10-K for the fiscal year ended December 31, 1997).	*

(i)(1)	ALLTEL Corporation Long-Term Performance Incentive Compensation Plan, as amended and restated effective January 1, 1993 (Exhibit 10(j) to Form SE dated February 17, 1993).	*

(i)(2)	Amendment No. 1 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan as amended and restated effective January 1, 1993 (incorporated herein by reference to Exhibit 10(j)(1) to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1993).	*

(i)(3)	Amendment No. 2 to ALLTEL Corporation Long-Term Performance Incentive Compensation Plan (January 1, 1993 Restatement), effective January 29, 1998 (incorporated herein by reference to Exhibit 10(j)(2) to Form 10-K for the fiscal year ended December 31, 1997).	*

(j)(1)	ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

(j)(2)	Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(j)(3)	Amendment No. 2 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(j)(4)	Amendment No. 3 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended June 30, 2003).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued
Number and Name

(10)(j)(5)	Amendment No. 4 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(9) to Form 10-Q for the period ended June 30, 2004).	*

(j)(6)	Amendment No. 5 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(7)	Amendment No. 6 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(8)	Amendment No. 7 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(7) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(9)	Amendment No. 8 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(10)	Amendment No. 9 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(10) to Form 10-K for the fiscal year ended December 31, 2005).	*

(j)(11)	Amendment No. 10 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(11) to Form 10-K for the fiscal year ended December 31, 2005).	*

(j)(12)	Amendment No. 11 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(12) to Form 10-K for the fiscal year ended December 31, 2005).	*

(j)(13)	Amendment No. 12 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(13) to Form 10-Q for the period ended September 30, 2005).	*

(j)(14)	Amendment No. 13 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(j)(15)	Amendment No. 14 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement).	(a)

(k)(1)	ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l) to Form 10-Q for the period ended March 31, 2002).	*

(k)(2)	Amendment No. 1 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(k)(3)	Amendment No. 2 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(3) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(4)	Amendment No. 3 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(4) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(5)	Amendment No. 4 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(6)	Amendment No. 5 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(l)(6) to Form 10-K for the fiscal year ended December 31, 2005).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued
Number and Name

(10)(k)(7)	Amendment No. 6 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement). (incorporated herein by reference to Exhibit (10)(l)(7) to Form 10-Q for the period ended September 30, 2005).	*

(k)(8)	Amendment No. 7 to ALLTEL Corporation Profit-Sharing Plan (January 1, 2002 Restatement).	(a)

(l)	ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*

(m)(1)	Amended and Restated ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*

(m)(2)	First Amendment to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(n)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(n)(1)	ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2001).	*

(n)(2)	Amendment No. 1 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(n)(3)	Amendment No. 2 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(n)(4)	Amendment No. 3 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ended June 30, 2003).	*

(n)(5)	Amendment No. 4 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(n)(6)	Amendment No. 5 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(n)(7)	Amendment No. 6 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-Q for the period ended June 30, 2004).	*

(n)(8)	Amendment No. 7 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(o)(8) to Form 10-K for the fiscal year ended December 31, 2005).	*

(n)(9)	Amendment No. 8 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(o)(9) to Form 10-Q for the period ended September 30, 2005).	*

(n)(10)	Amendment No. 9 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

(11)	Statement Re: Computation of per share earnings.	(a)

(12)	Statement Re: Computation of ratios.	(a)

(21)	Subsidiaries of ALLTEL Corporation.	(a)

(23)	Consent of PricewaterhouseCoopers LLP.	(a)

(24)	Powers of attorney.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued
Number and Name

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

ALLTEL CORPORATION
FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

ALLTEL CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-2 – F-41
Selected Financial Data	F-42 – F-43
Management’s Responsibility for Financial Statements	F-44
Management’s Report on Internal Control Over Financial Reporting	F-45
Report of Independent Registered Public Accounting Firm	F-46 – F-47
Annual Financial Statements:
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	F-48
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-49
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-50
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F-51
Notes to Consolidated Financial Statements	F-52 – F-87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
ALLTEL Corporation (“Alltel” or the “Company”) is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to more than 15 million residential and business customers in 36 states. Among the highlights in 2005:

•	Wireless revenues and sales increased 24 percent over 2004 reflecting the effects of Alltel’s August 1, 2005 acquisition of Western Wireless Corporation (“Western Wireless”) and the exchange of wireless properties with Cingular Wireless LLC (“Cingular”) completed during the second quarter of 2005. Excluding the effects of acquisitions, wireless revenues and sales increased 11 percent from a year ago driven by Alltel’s continued focus on quality customer growth, improvements in data revenues, additional Eligible Telecommunications Carrier (“ETC”) subsidies, and growth in wholesale minutes. Average revenue per customer increased 7 percent from a year ago to $51.44, while retail revenue per customer increased to $46.68, a 5 percent increase from a year ago. Excluding the acquired markets, both average revenue per customer and retail revenue per customer increased 5 percent from the same period a year ago, reflecting Alltel’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies. Retail minutes of use per wireless customer per month increased to 597 minutes, a 21 percent increase from the same period of 2004.

•	Wireless gross customer additions were 4.5 million in 2005, and net customer additions were 2.0 million. Within its non-acquired or heritage markets, Alltel added 344,000 net postpay wireless customers and added 91,000 net prepaid customers during 2005. The net gain in prepaid customers included the addition of 90,000 net customers in the fourth quarter of 2005, driven by significant success of Simple Freedom, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart. In the acquired markets excluding Western Wireless, Alltel incurred approximate net losses of 138,000 customers, primarily driven by the conversion of customers from GSM technology to CDMA technology in those markets, which conversion has been completed. In the former Western Wireless markets, net customer additions for the year were 46,000, which includes the addition of 25,000 customers resulting from conforming these markets to Alltel’s disconnect policies. Wireless postpay churn was 1.77 percent and total churn, which includes prepay customer losses, was 2.17 percent. Comparatively, in Alltel’s heritage markets, postpay churn declined 8 basis points year-over-year to 1.66 percent.

•	Wireless segment income increased 23 percent from a year ago, primarily reflecting the acquisition-related growth in revenues and sales noted above. Excluding the effects of acquisitions, wireless segment income increased 10 percent from the same period a year ago driven by revenue growth.

•	In its wireline business, Alltel added 154,000 broadband customers, increasing Alltel’s broadband customer base to nearly 400,000. During 2005, the Company lost approximately 124,000 wireline access lines, a year-over-year decline of 4 percent. Average revenue per wireline customer increased 2 percent from 2004 to $67.21 due primarily to growth in broadband revenues and selling additional services and features to existing wireline customers. Wireline segment income decreased 2 percent from a year ago, reflecting the 2 percent decline in wireline revenues and sales attributable to the loss of access lines and additional costs related to the growth in broadband customers.
The Company’s merger with Western Wireless was significant to Alltel in several ways. First, it increased Alltel’s wireless revenue mix to 65 percent of the Company’s total consolidated revenues. Second, the transaction increased the Company’s retail position in markets where Alltel can bring significant value to customers by offering competitive national rate plans. Third, this transaction diversified Alltel’s wireless roaming revenue sources, and, as a result of offering multiple technologies, the Company became the leading independent roaming partner for the four national carriers in its markets.
In integrating the acquired operations, Alltel began preparation for operational support system conversions within the former Western Wireless markets, which is expected to occur in the first quarter of 2006. In addition, Alltel launched its national service plans and began retail store modifications in the former Western Wireless markets. In the markets acquired from Cingular and Public Service Cellular, Inc. (“PS Cellular”), Alltel launched several marketing and promotional activities to improve its competitiveness in those markets. Alltel also continued expansion of its 1XRTT data footprint, which now covers approximately 92 percent of Alltel’s total potential customers (“POPs”).

As further discussed under “Acquisitions to be Completed in 2006”, Alltel positioned its wireless business for future growth opportunities as a result of the Company’s planned acquisition of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Holdings”). Through this acquisition, which is expected to close by mid-year 2006, Alltel will add approximately 400,000 wireless customers and expand its wireless operations in Minnesota, Iowa and Wisconsin.
On December 9, 2005, Alltel announced that it would spin off its wireline telecommunications business to its stockholders and merge it with Valor Communications Group, Inc. (“Valor”). The separation of the wireless and wireline businesses is part of Alltel’s strategic plan. Upon completion of the transaction, both businesses will have sufficient scale to compete on their own and should be positioned to take advantage of strategic, operational and financial opportunities. The spin off will include the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long distance and the wireline sales portion of communications products. The transaction, which is further discussed under “Pending Transactions to be Completed in 2006”, is expected to close by mid-year 2006.
During 2006, Alltel will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing these challenges, Alltel will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting vigorous advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.
PENDING TRANSACTIONS TO BE COMPLETED DURING 2006
Spin Off of Wireline Business and Merger with Valor
Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel will contribute all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock to be distributed pro rata to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in an amount not to exceed the Company’s tax basis in Spinco, and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, which Alltel intends to exchange for outstanding Company debt securities or otherwise transfer to Alltel’s creditors. Alltel will also transfer to Spinco approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Prior to the distribution and merger with Valor, Spinco will borrow approximately $4.0 billion (the “Spinco financing amount”) through a new senior credit agreement, the issuance of high yield debt securities in the private placement market or through a public offering to pay the special dividend and to distribute debt securities to Alltel in an amount equal to the difference between the Spinco financing amount and the special dividend. Alltel has received a commitment letter from various financial institutions to provide Spinco with up to $4.2 billion in senior secured credit facilities comprised of term loan facilities in an aggregate amount of up to $3.7 billion and a revolving credit facility of up to $500 million.
Immediately after the consummation of the spin off, Alltel Holding will merge with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock will be converted into the right to receive an aggregate number of shares of common stock of Valor. Valor is expected to issue in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or approximately 1.04 shares of Valor common stock (subject to variation based on the number of Spinco common shares to be distributed to Alltel stockholders and as a result of compensatory equity grants and other issuances) for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders will own approximately 85 percent of the outstanding equity interests of the surviving corporation and the stockholders of Valor will own the remaining 15 percent of such equity interests. Valor will also assume approximately $4.2 billion of long-term debt. The transaction requires approval from Valor shareholders, federal and state regulators and a letter ruling from the Internal Revenue Service (“IRS”) approving the tax-free status of the distribution, special dividend, debt exchange and merger transaction. (See “Restructuring and Other Charges” below for a discussion of nonrecurring expenses recorded by Alltel in the fourth quarter of 2005 related to the spin off and merger transaction).
Acquisitions to be Completed During 2006
On November 18, 2005, Alltel announced that it had entered into a definitive agreement to purchase Midwest Wireless for $1.075 billion in cash. Under terms of the agreement, Alltel will acquire from Midwest Holdings wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2.0 million POPs, network assets and approximately 400,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin. Closing of the transaction is contingent upon regulatory approval, including approval of the Federal Communications Commission (“FCC”) and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. (See Note 20 to the consolidated financial statements for additional information regarding these pending transactions.)

ACQUISITIONS COMPLETED DURING 2005, 2004 AND 2003
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
As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger. Under terms of the agreement, Alltel acquired approximately 90,000 customers in two Rural Service Area (“RSA”) markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc. and announced an agreement to sell the remaining market in Arkansas to Cingular. During the third and fourth quarters of 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash, and Alltel has pending definitive agreements to sell the Western Wireless international operations in Austria, Bolivia and Haiti for $1.7 billion in cash. The sales of the market in Arkansas and the Austrian, Bolivian and Haitian operations are expected to close during the first half of 2006. The Company is also actively pursuing the disposition of the remaining international operations acquired from Western Wireless. Accordingly, the acquired international operations and interests of Western Wireless and the 16 domestic markets required to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements. Alltel’s integration of the remaining acquired domestic operations of Western Wireless is currently underway. In connection with this integration, the Company expects to incur significant nonrecurring expenses over the next several quarters, principally consisting of branding, signage, retail store redesigns and computer system conversion costs. (See “Restructuring and Other Charges” below for a discussion of integration expenses recorded by Alltel in the third and fourth quarters of 2005).
On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired 20MHz of spectrum and network assets formerly owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million in the second quarter of 2005 and an additional gain of $30.5 million in the third quarter of 2005 and added approximately 212,000 customers. On February 28, 2005, Alltel completed the purchase of wireless properties, representing approximately 900,000 POPs in Alabama and Georgia, from PS Cellular for $48.1 million in cash. Through the completion of this transaction, Alltel added approximately 54,000 customers. During 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $15.7 million in cash.
On December 1, 2004, Alltel completed the purchase of certain wireless assets from U.S. Cellular and TDS Telecommunications Corporation for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. The Company also purchased partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana from SJI, a privately held company. During the fourth quarter of 2004, Alltel also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company’s ownership interest in a wireless partnership serving the St. Louis, Missouri market.

Through these transactions, Alltel added approximately 92,000 wireless customers. Because all of these acquisitions were completed in the fourth quarter of 2004, the acquired operations did not have a significant effect on the Company’s consolidated results of operations or cash flows for the year ended December 31, 2004.
On August 29, 2003, Alltel purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 POPs in an Arizona RSA. During the third quarter of 2003, the Company also purchased for $5.7 million in cash additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest. On April 1, 2003, the Company paid $7.5 million to increase its ownership interest from 43 percent to approximately 86 percent in a wireless property with a potential service area covering about 145,000 POPs in a Wisconsin RSA. On February 28, 2003, the Company purchased for $72.0 million in cash wireless properties with a potential service area covering approximately 370,000 POPs in southern Mississippi, from Cellular XL Associates, a privately held company. On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs. Prior to this acquisition, Alltel owned approximately 49 percent of the Michigan properties. Through the completion of these transactions, Alltel added approximately 147,000 wireless customers.
The accounts and results of operations of the acquired wireless properties discussed above are included in the accompanying consolidated financial statements from the date of acquisition. (See Note 3 to the consolidated financial statements for additional information regarding these acquisitions.)

CONSOLIDATED RESULTS OF OPERATIONS
(Millions, except per share amounts)	2005	2004	2003

Revenues and sales:
Service revenues	$8,380.5	$7,374.3	$7,156.1
Product sales	1,106.5	871.8	823.8

Total revenues and sales	9,487.0	8,246.1	7,979.9

Costs and expenses:
Cost of services	2,743.8	2,374.2	2,273.6
Cost of products sold	1,315.3	1,075.5	1,043.5
Selling, general, administrative and other	1,795.5	1,524.2	1,498.1
Depreciation and amortization	1,482.6	1,299.7	1,247.7
Restructuring and other charges	58.7	50.9	19.0

Total costs and expenses	7,395.9	6,324.5	6,081.9

Operating income	2,091.1	1,921.6	1,898.0

Non-operating income (expense), net	133.1	22.9	(3.2)
Interest expense	(332.6)	(352.5)	(378.6)
Gain on disposal of assets, write-down of investments and other	218.8	–	17.9

Income from continuing operations before income taxes	2,110.4	1,592.0	1,534.1
Income taxes	801.9	565.3	580.6

Income from continuing operations	1,308.5	1,026.7	953.5
Income from discontinued operations, net of income taxes	30.3	19.5	361.0
Cumulative effect of accounting change, net of income taxes	(7.4)	–	15.6

Net income	$1,331.4	$1,046.2	$1,330.1

Basic earnings per share:
Income from continuing operations	$3.84	$3.34	$3.06
Income from discontinued operations	.09	.06	1.16
Cumulative effect of accounting change	(.02)	–	.05

Net income	$3.91	$3.40	$4.27

Diluted earnings per share:
Income from continuing operations	$3.80	$3.33	$3.05
Income from discontinued operations	.09	.06	1.15
Cumulative effect of accounting change	(.02)	–	.05

Net income	$3.87	$3.39	$4.25

Total revenues and sales increased 15 percent, or $1,240.9 million, and service revenues increased by 14 percent, or $1,006.2 million, in 2005 compared to the prior year. The acquisitions of wireless properties completed in 2005 and during the fourth quarter of 2004 previously discussed accounted for approximately $614.1 million and $644.4 million of the overall increases in service revenues and total revenues and sales in 2005, respectively. In addition to the effects of the acquisitions, service revenues increased due to nonacquisition-related growth in Alltel’s wireless customer base and the corresponding increases in wireless access revenues, which increased $259.7 million from 2004. Service revenues for 2005 also reflected growth in revenues derived from wireless and wireline data services, which increased $152.4 million from a year ago, primarily reflecting strong demand for these services and the effects of two large-scale promotions aimed at increasing text messaging usage. Wireless service revenues also included increases in regulatory and other fees of $126.6 million compared to 2004 due to additional Universal Service Fund (“USF”) support received by Alltel reflecting an increase in the contribution factor, and additional revenues attributable to Alltel’s certification in twelve states as an ETC, which accounted for $69.1 million of the overall increase in regulatory fees in 2005. Wholesale wireless revenues also increased $40.4 million in 2005 compared to 2004, primarily due to strong growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on Alltel’s wireless network.
Service revenues increased $218.2 million, or 3 percent, in 2004, primarily reflecting growth in Alltel’s wireless customer base and the corresponding increase of $333.8 million in wireless access revenues compared to 2003. Service revenues for 2004 also reflected growth in revenues derived from wireless and wireline data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans. Revenues from data and enhanced services increased $78.5 million in 2004 compared to 2003, primarily reflecting continued demand for these services. Wireless service revenues in 2004 also included increased regulatory and other fees of $76.4 million compared to 2003. Regulatory fees in 2004 included USF support received by Alltel pursuant to its certification in seven states as an ETC, and accounted for $48.2 million of the overall increase in regulatory fees in 2004. Regulatory fees in 2004 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003.
The above increases in service revenues in both 2005 and 2004 were partially offset by lower wireless airtime and retail roaming revenues, decreases in wireline access and toll service revenues and reductions in revenues derived from telecommunications information services. Compared to the prior year periods, wireless airtime and retail roaming revenues decreased $66.3 million in 2005 and $122.2 million in 2004, primarily due to the effects of customers migrating to rate plans with a larger number of packaged minutes. Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. Wireline local service and network access and long-distance revenues decreased $78.8 million in 2005, primarily as a result of the loss of wireline access lines due, in part, to broadband and wireless substitution. Wireline local service and network access and toll revenues decreased $51.4 million in 2004, primarily as a result of the loss of wireline access lines and a $20.3 million reduction in high-cost funding received by Alltel’s wireline subsidiaries under the USF program. Telecommunications information services revenues decreased $24.6 million in 2005 from 2004 due to the loss of one of Alltel’s remaining unaffiliated wireline services customers during the fourth quarter of 2004. Telecommunications information services revenues decreased $67.1 million in 2004 compared to 2003, primarily due to the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys Information Management Group, Inc. (“Convergys”), as well as the loss of one of Alltel’s remaining unaffiliated customers previously discussed. Service revenue growth in 2004 was also adversely affected by reductions in wireless wholesale revenues and revenues from long-distance and network management services. Wholesale wireless revenues declined $15.1 million in 2004 compared to 2003 primarily due to lower analog and TDMA minutes of use by other carriers’ customers roaming on Alltel’s wireless network, partially offset by growth in CDMA minutes of use as other CDMA carriers directed wholesale traffic to Alltel’s network. Revenues from long-distance and network management services decreased $15.2 million in 2004, primarily due to declining usage by residential customers and a reduction in intercompany and residential customer billing rates.
Product sales increased $234.7 million, or 27 percent, in 2005 and $48.0 million, or 6 percent, in 2004. The increases in product sales in both 2005 and 2004 were primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. The acquisitions of wireless properties completed during 2005 and the fourth quarter of 2004 accounted for $30.3 million of the overall increase in product sales in 2005. In addition to the effects of higher retail prices realized from the sale of wireless handsets, product sales in 2004 also reflected growth in the Company’s directory publishing operations. Compared to 2003, directory publishing revenues increased $33.3 million, reflecting an increase in the number of directories published, including the initial publication of directories for the Kentucky and Nebraska operations, which had been previously outsourced.
Cost of services increased $369.6 million, or 16 percent, in 2005 and $100.6 million, or 4 percent, in 2004. The acquisitions of wireless properties completed during 2005 and the fourth quarter of 2004 accounted for $200.0 million of the overall increase in cost of services in 2005. Cost of services also increased in both years due to increases in wireless network-related costs, wireless regulatory fees and wireless customer service expenses. Compared to the prior year periods, wireless network-related costs increased $61.2 million in 2005 and $131.8 million in 2004 reflecting increased network traffic due to customer growth, increased minutes of use and expansion of network facilities. Cost of services for 2005 and 2004 also reflected increases in wireless customer service expenses of $31.7 million and $34.5 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Cost of services for 2005 and 2004 also reflected increases in wireless regulatory fees of $21.7 million and $12.7 million, respectively, principally related to an increase in the contribution factor applicable to universal service funding and changes in FCC regulations effective April 1, 2003. Cost of services in 2005 also reflected increased payments to data content providers, which increased $32.9 million from 2004, consistent with the growth in wireless revenues derived from data services. When compared to 2004, cost of services for 2005 included additional wireless bad debt expense of $27.8 million, primarily due to non-acquisition growth in customers and increased write-offs associated with early disconnect penalties. Cost of services for 2005 also included $17.8 million of incremental costs associated with Hurricane Katrina and three other storms, consisting of increased long-distance and roaming expenses due to providing these services to affected customers at no charge for a three-month period, system maintenance costs to restore network facilities and additional losses from bad debts. These incremental costs, which are included in corporate expenses, also included Company donations to support the hurricane relief efforts. In addition, cost of services for 2005 also included $19.8 million of incremental costs primarily related to a change in accounting for operating leases. Certain of the Company’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, the Company had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effects of this change, which are included in corporate expenses, were not material to the Company’s previously reported consolidated results of operations, financial position or cash flows.
The above increases in cost of services for 2005 were partially offset by a reduction in operating costs incurred by the telecommunications information services operations consistent with the overall decline in its operating revenues previously discussed. Partially offsetting the increase in cost of services in 2004 attributable to increased wireless network-related costs, wireless regulatory fees and wireless customer service expenses was a reduction in network-related costs for the wireline operations of $32.9 million, primarily due to the loss of wireline access lines and the effects of incremental strike-related expenses and maintenance costs incurred in 2003. During 2003, the Company incurred incremental expenses of approximately $14.9 million associated with a strike that began in early June and ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 Alltel employees in Kentucky represented by the Communications Workers of America. Alltel also incurred $6.0 million of additional maintenance costs in 2003 to repair damage caused by severe winter storms. Cost of services for 2004 was also favorably affected by reduced operating costs of $48.2 million, resulting from the sale of certain telecommunications information services operations to Convergys, as previously discussed.
Cost of products sold increased $239.8 million, or 22 percent, in 2005 and $32.0 million, or 3 percent, in 2004. The increases in both years were consistent with the overall growth in product sales noted above and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors. In addition, the wireless property additions discussed above accounted for $57.0 million of the overall increase in cost of products sold in 2005. The increase in 2004 attributable to the sale of higher-priced wireless handsets was partially offset by decreased sales of telecommunications and data products to regulated wireline affiliates, as well as the effects of vendor rebates earned by Alltel for attaining specified purchase volumes with the Company’s wireless handset vendors.
Selling, general, administrative and other operating expenses increased $271.3 million, or 18 percent, in 2005 and $26.1 million, or 2 percent, in 2004. The acquisitions of wireless properties accounted for $137.9 million of the overall increase in selling, general, administrative and other expenses in 2005. Compared to 2004, selling, general, administrative and other operating expenses also reflected increased advertising costs of $37.4 million in 2005 primarily due to two large-scale promotions aimed at increasing text messaging usage, as well as additional costs associated with Alltel’s rebranding initiative. During the second quarter of 2005, Alltel launched a rebranding initiative that involved changing the Company logo, improving the design in Alltel’s retail stores to be more customer friendly and initiating an advertising campaign highlighting Alltel’s commitment to customer satisfaction. Alltel incurred $13.8 million of incremental expenses associated with the rebranding initiative and the redesign of its retail stores. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred to comply with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other operating expenses in 2005. The increase in 2004 primarily reflected increased wireless commissions expense of $34.0 million, driven by increased sales of Alltel’s more profitable rate plans and a higher mix of postpay gross customer additions, as compared to 2003. The increase in 2004 due to wireless commissions expense was partially offset by cost savings realized in the wireline operations, reflecting Alltel’s continued control of operating expenses.
Pension expense, which is included in both cost of services and selling, general, administrative and other expenses, increased $11.1 million in 2005 and decreased $9.0 million in 2004, when compared to the prior year period. The increase in pension expense for 2005 reflected a reduction in the discount rate used to measure annual pension costs from 6.4 percent in 2004 to 6.0 percent in 2005. Conversely, the decrease in pension expense for 2004 primarily reflected the effects of strong investment returns earned on pension plan assets during the year ended December 31, 2003, partially offset by a reduction in the discount rate used to measure annual pension costs from 6.85 percent in 2003 to 6.40 percent in 2004. (See “Pension Plans” below for an additional discussion of the factors affecting the Company’s annual pension costs.)
Depreciation and amortization expense increased $182.9 million, or 14 percent, in 2005 and $52.0 million, or 4 percent, in 2004. The effects of the wireless property acquisitions accounted for $117.5 million of the overall increases in depreciation and amortization expense in 2005 and included amortization of customer lists of $49.2 million. In addition to the effects of acquisitions, the increase in depreciation and amortization expense in 2005 also reflected growth in wireless plant in service and the impact of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. The increases in 2005 attributable to the wireless operations were partially offset by lower wireline depreciation and amortization expense, reflecting a reduction in depreciation rates for the Company’s operations in Florida, Georgia and South Carolina, effective September 1, 2005 and July 1, 2005, and in Nebraska, effective April 1, 2004. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The increase in depreciation and amortization expense in 2004 primarily resulted from growth in wireless plant in service and included the effects of the changes in depreciable lives discussed above.
Operating income increased $169.5 million, or 9 percent, in 2005 and $23.6 million, or 1 percent, in 2004. The increase in 2005 primarily reflected growth in wireless segment income resulting from the nonacquisition-related growth in revenues and sales discussed above, as well as the effects of the wireless property acquisitions, which accounted for $132.1 million of the overall increase in operating income for 2005. The increase in 2005 attributable to the wireless operations was partially offset by a reduction in wireline segment income, reflecting the decline in wireline access lines discussed above, and the effects of incremental expenses associated with Hurricane Katrina and three other storms previously discussed. Operating income comparisons for 2005 were also adversely affected by the effects of restructuring and other charges, as further discussed below. The increase in operating income in 2004 reflected growth in both wireless and wireline segment income, partially offset by the net increase in restructuring and other charges incurred in 2004 compared to 2003, as further discussed below. The growth in wireless segment income in 2004 primarily reflected an increase in wireless revenues and sales, partially offset by increased network costs attributable to the significant growth in customer usage and additional costs associated with Company’s retention efforts. Wireline segment income increased in 2004 primarily due to selling additional services and features to existing wireline customers, growth in the Company’s Internet operations and the effects of the incremental strike-related costs incurred in 2003. The changes in wireless and wireline segment income are further discussed below under “Results of Operations by Business Segment”.
Restructuring and Other Charges
A summary of the restructuring and other charges recorded in 2005 was as follows:

(Millions)	Wireless	Wireline	Total

Severance and employee benefit costs	$–	$4.4	$4.4
Relocation costs	0.7	–	0.7
Computer system conversion and other integration costs	22.3	–	22.3
Costs associated with pending spin off and merger of wireline operations	–	31.3	31.3

Total restructuring and other charges	$23.0	$35.7	$58.7

In connection with the exchange of wireless assets with Cingular and purchase of wireless properties from PS Cellular, the Company incurred $18.5 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs.

These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which is expected to be completed during the first quarter of 2006. Of the total integration expenses recorded, $14.3 million were incurred in the third quarter of 2005 and $8.7 million were incurred in the fourth quarter of 2005. During the third quarter of 2005, the Company incurred $4.6 million of severance and employee benefit costs related to a planned workforce reduction in its wireline operations. In the fourth quarter of 2005, Alltel reduced the liabilities associated with the wireline restructuring activities by $0.2 million to reflect differences between estimated and actual costs paid in completing the employee terminations. As of December 31, 2005, the Company had paid $4.4 million in severance and employee-related expenses, and all of the employee reductions had been completed. As previously discussed, on December 9, 2005, Alltel announced that it would spin off its wireline telecommunications business to its stockholders and merge it with Valor. In connection with the spin-off and merger, Alltel incurred $31.3 million of incremental costs during the fourth quarter of 2005, principally consisting of investment banker, audit and legal fees.
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

In January 2004, the Company announced its plans to reorganize its operations and support teams. During February 2004, Alltel announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and Alltel. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of December 31, 2004, the Company had paid $22.5 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.
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

During 2003, the Company recorded a restructuring charge of $8.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations. As of December 31, 2004, Alltel had paid $8.5 million in severance and employee-related expenses, and all of the employee reductions had been completed. Alltel also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.2 million in severance and employee benefit costs and $0.5 million in lease termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations. In 2003, Alltel also wrote off certain capitalized software development costs that had no alternative future use or functionality.
As of December 31, 2005, the remaining unpaid liability related to the Company’s restructuring activities consisted of investment banker, audit and legal fees of $29.5 million and lease and contract termination costs of $0.2 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. The restructuring and other charges decreased net income $48.1 million, $31.1 million and $11.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The restructuring and other charges discussed above were not allocated to the Company’s business segments, as management evaluates segment performance excluding the effects of these items. (See Note 10 to the consolidated financial statements for additional information regarding these charges.)

Non-Operating Income (Expense), Net
(Millions)	2005	2004	2003

Equity earnings in unconsolidated partnerships	$43.4	$68.5	$64.4
Minority interest in consolidated partnerships	(69.1)	(80.1)	(78.6)
Other income, net	158.8	34.5	11.0

Non-operating income (expense), net	$133.1	$22.9	$(3.2)

As indicated in the table above, non-operating income, net increased $110.2 million, or 481 percent, in 2005 and $26.1 million, or 816 percent, in 2004. The increase in other income, net of $124.3 million in 2005 primarily reflected the effect of a special cash dividend received by Alltel related to its investment in Fidelity National common stock. On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National amounting to $111.0 million. Compared to 2004, other income, net for 2005 also included additional interest income earned on the Company’s cash and short-term investments of $12.7 million due to significant growth in Alltel’s available cash on hand following the May 17, 2005 issuance of common stock to settle the purchase contract obligation related to the Company’s equity units. As more fully discussed in Note 5 to the consolidated financial statements, during 2002, Alltel issued 27.7 million equity units which included a purchase contract that obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued Alltel common shares at a price of $50 per share. Upon settlement of the purchase contract obligation, Alltel issued 24.5 million common shares and received proceeds of $1,385.0 million. Other income, net for 2005 also included $5.0 million of insurance proceeds received to offset expenses incurred by the Company related to Hurricane Katrina, as previously discussed, as well as a $2.4 million gain on the sale of investments in certain limited partnerships.
The decrease in equity earnings of $25.1 million in 2005 primarily reflected the effects of the wireless property exchange with Cingular and Alltel’s December 1, 2004 acquisition of a majority ownership interest in a Georgia market in which the Company previously owned a minority interest. Conversely, the increase in equity earnings of $4.1 million in 2004 reflected improved operating results in the Company’s minority-owned wireless partnerships. The effects of the improved operating results on equity earnings were partially offset by the effects of the acquisitions of additional ownership interests in wireless properties in Wisconsin and Georgia, in which the Company previously held a minority ownership interest. Minority interest expense decreased $11.0 million in 2005 primarily due to the effects of Alltel’s acquisitions during the fourth quarter of 2004 and 2005 of additional ownership interests in wireless properties in Louisiana, Michigan, Mississippi, North Carolina, Ohio and Wisconsin in which the Company owned a majority interest.
Other income, net for 2004 included a $6.2 million increase in the amount of annual dividends paid on the Company’s investment in Rural Telephone Bank (“RTB”) Class C stock. In the second quarter of 2003, Alltel received additional shares of this stock investment as a result of the Company’s repayment of all outstanding debt under the Rural Utilities Services (“RUS”), RTB and Federal Financing Bank (“FFB”) programs, as further discussed below. In addition, other income, net for 2004 included a gain of $3.8 million realized from the previously discussed exchange of wireless partnership interests involving markets in Louisiana and St. Louis, Missouri. Compared to 2003, other income, net for 2004 included additional interest income earned on the Company’s cash and short-term investments of $3.3 million. The additional interest income reflected growth in the Company’s available cash on hand following the sale of the financial services division to Fidelity National completed in April 2003. Compared to 2003, other income, net for 2004 also included additional dividend income of $2.8 million earned on Alltel’s investment in Fidelity National common stock.

Interest Expense
Interest expense decreased $19.9 million, or 6 percent, in 2005 and $26.1 million, or 7 percent, in 2004. The decrease in 2005 primarily reflected the effects of the April 8, 2005 redemption of $450.0 million, 7.50 percent senior notes, as further discussed below. Interest expense for 2005 also reflected the effects of the February 17, 2005 remarketing of the senior note portion of Alltel’s equity units that reset the annual interest rate on the notes to 4.656 percent from 6.25 percent for periods subsequent to February 17, 2005. Interest expense for 2005 was also favorably affected by the April 1, 2004 repayment of a $250.0 million, 7.25 percent senior unsecured note. The decrease in interest expense in 2005 attributable to the repayment of senior notes and resetting the annual interest rate on the equity units was partially offset by additional interest costs resulting from $1.0 billion of incremental commercial paper borrowings incurred by Alltel to finance a portion of the repayment of Western Wireless’ long-term debt subsequent to the merger and the cash portion of the merger consideration, as further discussed below under “Cash Flows-Financing Activities”. The decrease in interest expense in 2004 reflected the April 1, 2004 repayment of the $250.0 million unsecured note discussed above, as well as the Company’s repayment of $763.4 million of long-term debt during 2003. In 2003, Alltel repaid a $450.0 million, 7.125 percent unsecured note due March 1, 2003 and prepaid $249.1 million of long-term debt outstanding under the RUS, RTB and FFB programs.
Gain on Disposal of Assets, Write-Down of Investments and Other
As previously discussed, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed until July 29, 2005. As a result of completing the exchange transactions, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. Proceeds from the stock sale were used to fund a substantial portion of the cost to redeem, on April 8, 2005, all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $136.7 million in 2005.
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
Income Taxes
Income tax expense increased $236.6 million, or 42 percent, in 2005 consistent with the overall growth in the Company’s income before income taxes. Conversely, income tax expense decreased $15.3 million, or 3 percent, in 2004 primarily due to tax benefits associated with the reversal of certain income tax contingency reserves and the allowance of a prior year loss from the sale of a subsidiary further discussed below, partially offset by additional taxes attributable to the overall growth in the Company’s earnings from continuing operations. As more fully discussed in Note 13 to the consolidated financial statements, during the third quarter of 2004, the IRS issued its proposed audit adjustments related to Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001. With the exception of three issues which are pending at appeals, Alltel agreed with the IRS findings. As a result, Alltel reassessed its income tax contingency reserves to reflect the IRS findings and recorded a $129.3 million reduction in these reserves during the third quarter of 2004. The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million and a reduction in income tax expense associated with continuing operations of $19.7 million. The remaining $15.1 million of the adjustments to the tax contingency reserves related to the sold financial services division and has been reported as “discontinued operations” in the Company’s consolidated financial statements for 2004. During 2004, the Company also reached an agreement with the IRS allowing for the deduction of a previously realized loss associated with Alltel’s 1997 disposition of a subsidiary, which resulted in the recognition of a tax benefit of $17.6 million in 2004.

The Company’s effective income tax rate increased to 38.0 percent in 2005 compared to 35.5 percent in 2004. The Company’s effective income tax rate in 2004 was favorably affected by tax benefits associated with the reversal of income tax contingency reserves and the allowance of a prior year loss from the sale of a subsidiary discussed above. For 2006, Alltel’s annual effective income tax rate is expected to range between 38.0 percent and 39.0 percent.
Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations increased $281.8 million, or 27 percent, in 2005 and $73.2 million, or 8 percent, in 2004. Basic and diluted earnings per share from continuing operations in 2005 increased 15 percent and 14 percent, respectively from 2004, and both basic and diluted earnings per share increased 9 percent in 2004 compared to 2003. Growth in basic and diluted earnings per share in 2005 was adversely affected by increases in weighted average share counts due to the equity unit conversion in May 2005 and the Western Wireless merger as further discussed below. The increases in net income and earnings per share in 2005 primarily reflected the special dividend related to the Company’s investment in Fidelity National common stock, gains realized from the exchange of wireless assets with Cingular and the sale of the Company’s investment in Fidelity National common stock and growth in wireless and communications support services segment income. These increases were partially offset by a reduction in wireline segment income, reflecting the decline in wireline access lines.
Conversely, the increases in net income and earnings per share in 2004 primarily reflected growth in wireless and wireline segment income, increased income earned from the Company’s investments in RTB stock, Fidelity National common stock, cash and short-term investments and minority-owned wireless partnerships, and the tax benefits associated with the reversal of income tax contingency reserves and the allowance of a prior year loss from the sale of a subsidiary previously discussed. These increases were partially offset by the effects of restructuring and other charges. The changes in segment income in 2005 and 2004 are further discussed below under “Results of Operations by Business Segment”.
Discontinued Operations
As discussed earlier, as a condition of receiving approval from the DOJ and FCC for its merger with Western Wireless, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc and announced an agreement to sell the remaining market in Arkansas to Cingular. During the third and fourth quarters of 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland, and Alltel has pending definitive agreements to sell the Western Wireless international operations in Austria, Bolivia and Haiti. The Company also is actively pursuing the disposition of the remaining international operations acquired from Western Wireless. The acquired international operations and interests of Western Wireless and the 16 domestic markets required to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements.
On April 1, 2003, Alltel completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National, for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock. As part of this transaction, Fidelity National acquired Alltel’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/regional bank division. Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction. As a result of this transaction, the financial services division has been reflected as discontinued operations in the Company’s consolidated financial statements for all periods presented. The telecom division of ALLTEL Information Services, Inc. was retained by the Company and was not part of the sale transaction with Fidelity National. The operations of the retained telecom division are included in the communications support services segment.
In January 2003, Alltel completed the termination of its business venture with Bradford & Bingley Group. The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of Alltel, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom. Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers. As a result, the operations of ALLTEL Mortgage Solutions, Ltd. were also reflected as discontinued operations in the Company’s consolidated financial statements for all periods presented.

The table presented below includes certain summary income statement information related to the international operations and the domestic markets to be divested acquired from Western Wireless and the financial services operations that have been reflected as discontinued operations for the years ended December 31:

(Millions)	2005	2004	2003

Revenues and sales	$455.4	$–	$210.3
Operating expenses	368.1	–	148.1

Operating income	87.3	–	62.2
Minority interest in consolidated entities	(5.9)	–	–
Other income (expense), net	(1.1)	–	(0.1)
Gain on sale of discontinued operations	–	–	555.1

Pretax income from discontinued operations	80.3	–	617.2
Income tax expense (benefit)	50.0	(19.5)	256.2

Income from discontinued operations	$30.3	$19.5	$361.0

The depreciation of long-lived assets related to the international operations and the domestic markets to be divested ceased as of August 1, 2005, the date of the Western Wireless merger with Alltel. The cessation of depreciation had the effect of reducing operating expenses by approximately $47.8 million in 2005. Conversely, the depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations. The cessation of depreciation had the effect of reducing operating expenses by approximately $13.0 million in 2003. The Company recorded an after-tax gain of $323.9 million upon completion of the sale of the financial services division. The income tax benefit recorded in 2004 included the reversal of $15.1 million of federal income tax contingency reserves attributable to the sold financial services division, as previously discussed. In connection with the IRS audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001, the Company also recorded a foreign tax credit carryback benefit of $4.4 million. (See Note 14 to the consolidated financial statements for additional information regarding the disposal of the financial services operations.)
Cumulative Effect of Accounting Change
During the fourth quarter of 2005, Alltel adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The Company evaluated the effects of FIN 47 on its operations and determined that, for certain buildings containing asbestos, Alltel is legally obligated to remediate the asbestos if the Company were to abandon, sell or otherwise dispose of the buildings. In addition, for its acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”, upon adoption of FIN 47, Alltel recorded a liability to reflect is legal obligation to properly dispose of its chemically-treated telephone poles at the time they are removed from service. In accordance with federal and state regulations, depreciation expense for Alltel’s wireline operations that follow the accounting prescribed by SFAS No. 71 have historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations. The cumulative effect of this change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005.
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
Alltel has evaluated the effects of SFAS No. 143 on its operations and has determined that, for telecommunications and other operating facilities in which the Company owns the underlying land, Alltel has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property. Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term. Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term. Accordingly, Alltel is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143. The application of SFAS No. 143 to the Company’s cell site and switch site leases and leased office and retail locations did not have a material impact on Alltel’s consolidated results of operations, financial position or cash flows as of or for the year ended December 31, 2003. As noted above, in accordance with federal and state regulations, depreciation expense for the Company’s wireline operations has historically included an additional provision for cost of removal. The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143. On December 20, 2002, the FCC notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, Alltel continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”. For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the year ended December 31, 2003. The cessation of the cost of removal provision in depreciation expense for the acquired Kentucky and Nebraska wireline operations did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2003.
Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 11 percent in 2005 and decreased one percent in 2004. The increase in 2005 primarily reflected the issuance of approximately 54.3 million Alltel common shares to effect the merger with Western Wireless completed on August 1, 2005 and the issuance of 24.5 million Alltel common shares on May 17, 2005 to settle the equity purchase contract portion of the Company’s mandatorily convertible units. The increase in weighted average share counts attributable to the equity units and Western Wireless merger were partially offset by Alltel’s repurchase of approximately 11.2 million of its common shares during 2004. The decrease in outstanding common shares in 2004 primarily reflected the share repurchase discussed above, partially offset by additional shares issued upon the exercise of options granted under Alltel’s employee stock-based compensation plans.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT Communications-Wireless Operations
(Millions, customers in thousands)	2005	2004	2003

Revenues and sales:
Service revenues	$5,895.2	$4,791.2	$4,466.5
Product sales	380.7	286.9	261.9

Total revenues and sales	6,275.9	5,078.1	4,728.4

Costs and expenses:
Cost of services	1,917.7	1,543.6	1,367.8
Cost of products sold	697.6	573.7	536.7
Selling, general, administrative and other	1,445.2	1,201.8	1,154.9
Depreciation and amortization	960.7	738.8	671.0

Total costs and expenses	5,021.2	4,057.9	3,730.4

Segment income	$1,254.7	$1,020.2	$998.0

Customers	10,662.3	8,626.5	8,023.4
Average customers	9,550.8	8,295.9	7,834.5
Gross customer additions (a)	4,523.2	2,812.7	2,856.8
Net customer additions (a)	2,035.8	603.1	421.8
Market penetration	14.0%	13.8%	13.3%
Postpay customer churn	1.77%	1.74%	2.09%
Total churn	2.17%	2.23%	2.59%
Retail minutes of use per customer per month (b)	597	494	375
Retail revenue per customer per month (c)	$46.68	$44.39	$43.39
Average revenue per customer per month (d)	$51.44	$48.13	$47.51
Cost to acquire a new customer (e)	$340	$315	$308

Notes to Communications-Wireless Operations Table:
(a)	Includes the effects of acquisitions and dispositions.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)	Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows:

(Millions)	2005	2004	2003

Service revenues	$5,895.2	$4,791.2	$4,466.5
Less wholesale revenues	(545.1)	(372.4)	(387.5)

Total retail revenues	$5,350.1	$4,418.8	$4,079.0

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

(e)	Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”), as reported above, by the number of internal gross customer additions during the period. Customer acquisition costs exclude amounts related to the Company’s customer retention efforts. A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows:

(Millions, except customers in thousands)	2005	2004	2003

Product sales	$(230.3)	$(209.9)	$(176.4)
Cost of products sold	320.8	322.7	296.8
Sales and marketing expense	870.5	743.9	714.0

Total costs incurred to acquire new customers	$961.0	$856.7	$834.4

Gross customer additions, excluding acquisitions	2,830.1	2,720.3	2,709.4

Cost to acquire a new customer	$340	$315	$308

During 2005, the total number of wireless customers served by Alltel increased by more than 2.0 million customers, or 24 percent, compared to an annual growth rate in customers of 8 percent in 2004. As previously discussed, on August 1, 2005, Alltel completed the acquisition of Western Wireless. During 2005, Alltel also exchanged certain wireless properties with Cingular and U.S. Cellular and purchased wireless properties from PS Cellular. The acquired properties accounted for approximately 1.7 million of the overall increase in wireless customers during 2005. Excluding the effects of acquisitions, Alltel added 344,000 net postpay wireless customers and 91,000 net prepaid customers during 2005. The net gain in prepaid customers reflected the addition of 90,000 net customers in the fourth quarter of 2005, driven by significant success of Simple Freedom, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart. In the Western Wireless markets, net customer additions were 46,000, which includes the addition of 25,000 customers resulting from conforming these markets to Alltel’s disconnect policies. Conversely, in the markets acquired from Cingular, PS Cellular and those markets acquired in the fourth quarter of 2004, the Company incurred net losses of 138,000 customers primarily due to transition issues, as further discussed below. Sales of Alltel’s higher-yield Total and National Freedom rate plans accounted for approximately 34 percent of the gross additions during 2005. At December 31, 2005, customers on the Company’s Total and National Freedom rate plans represented approximately 44 percent of Alltel’s wireless customer base. Excluding the effects of acquisitions, net wireless customer additions were 511,000 in 2004, substantially all of which were on postpay plans. As previously discussed, in the fourth quarter of 2004, the Company purchased wireless properties in Florida, Georgia, Louisiana, Mississippi, North Carolina, Ohio and Wisconsin. The acquired properties accounted for approximately 92,000 of the overall increase in wireless customers that occurred during 2004. During 2003, net wireless customer additions were 422,000, of which 147,000 were attributable to the Company’s acquisition of wireless properties in Arizona, Michigan, Mississippi and Wisconsin. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 14 percent as of December 31, 2005.
In terms of the acquired Cingular and PS Cellular markets, as expected, Alltel experienced customer losses, which primarily resulted from transition issues, such as rebranding and deploying a CDMA network to replace the existing GSM/TDMA network in those markets, because Alltel’s use of the existing Cingular GSM/TDMA network would be discontinued by year-end. As of December 31, 2005, Alltel had completed deployment of a CDMA network in all of the acquired Cingular markets and transitioned the entire customer base to CDMA handsets. In completing these integration efforts, Alltel incurred approximately $18.5 million in incremental handset subsidies during 2005. The impact of the incremental handset subsidies was included in restructuring and other charges, and accordingly, is not reflected in the results of operations of the wireless segment discussed below.

The level of customer growth in 2006 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a highly competitive marketplace. The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional services to existing customers, integrating acquired operations, and pursuing strategic acquisitions, such as the pending acquisition of Midwest Wireless previously discussed.
The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets. Postpay customer churn increased slightly in 2005 from the same period a year ago primarily due to customer losses sustained in the acquired markets as discussed above. Primarily due to the success of the Simple Freedom product and the resulting improvement in prepay churn rates, total churn decreased 6 basis points in 2005 from the same period a year ago.
Wireless revenues and sales increased $1,197.8 million, or 24 percent, and services revenues increased $1,104.0 million, or 23 percent, in 2005 compared to the prior year. The acquisitions of wireless properties completed in 2005 and the fourth quarter of 2004 accounted for approximately $614.1 million of the overall increase in service revenues in 2005. In addition to the effects of the acquisitions, service revenues also reflected an increase in wireless access revenues, which increased $259.7 million in 2005 primarily driven by nonacquisition-related customer growth. Service revenues for 2005 also reflected growth in revenues derived from wireless data services, including text and picture messaging and downloadable applications, such as games, ringtones, wallpaper and office applications. Revenues from data services increased 125 percent, or $126.4 million, in 2005, reflecting strong demand for these services and the effects of a large-scale promotion surrounding Super Bowl XXXIX and the “Txt2Win $1 Million Home Sweepstakes” promotion completed in July 2005, both aimed at increasing text messaging usage. During 2005, Alltel also launched several operational initiatives, including offering an industry-first pricing plan for wireless data services which allows customers to combine video, picture and text messaging services for one flat rate, selling portable BlackBerry® devices in its retail stores and offering national coverage for the BlackBerry® device and other 1XRTT data services through a roaming agreement with Verizon Wireless. During the fourth quarter, Alltel launched MobiTV, a real-time television application that is available on both the Company’s 1XRTT and EV-DO networks. Alltel ended the year with 1XRTT data coverage of approximately 92 percent of Alltel’s POPs, including the former Western Wireless markets, and had deployed EV-DO services in 12 markets.
Wireless service revenues also included increases in regulatory and other fee revenues of $126.6 million in 2005, which included USF support received by Alltel pursuant to its certification in 12 states as an ETC, and accounted for $69.1 million of the overall increase in regulatory fees in 2005. Following the merger with Western Wireless, the Company is designated as an ETC and currently receiving USF support in 23 states. After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, Alltel expects to receive in 2006, on a quarterly basis, net USF subsidies of approximately $50.0 million in its wireless business. The increase in regulatory fees in 2005 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, which have increased consistent with the overall growth in customers and also reflected an increase in the contribution factor applicable to universal service funding. Growth in revenues from the sale of wireless equipment protection plans and automotive roadside assistance services also contributed to the growth in service revenues during 2005. Revenues from these services increased $37.5 million in 2005, reflecting continued demand for these services. Wholesale wireless revenues also increased $40.4 million in 2005, primarily due to strong growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on Alltel’s wireless network.
The increase in service revenues in 2005 attributable to increased access revenues from customer growth including the effects of acquisitions, additional revenues earned from data services, increased regulatory and other fees, and growth in wholesale revenues were partially offset by a decline of $66.3 million in airtime and retail roaming revenues. In addition, revenues derived from sales of enhanced features, including caller identification, call waiting and voice mail, decreased by $29.2 million in 2005 as compared to 2004. The decrease in airtime, retail roaming and feature revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes that, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include at no extra charge unlimited weekend, nighttime and mobile-to-mobile minutes and certain enhanced features.

Wireless revenues and sales and service revenues both increased 7 percent in 2004, or $349.7 million and $324.7 million, respectively. The growth in wireless service revenues in 2004 primarily reflected nonacquisition-related growth in Alltel’s customer base and the corresponding increase in access revenues, which increased $333.8 million in 2004. Service revenues for 2004 also reflected growth in revenues derived from text messaging and other wireless data services and from the sale of enhanced communication services, including caller identification, call waiting, call forwarding, voice mail, and wireless equipment protection plans. Revenues from data and enhanced services increased $54.2 million in 2004. Wireless service revenues also included an increase in regulatory and other fees of $76.4 million in 2004, primarily due to additional amounts billed to customers to offset costs related to certain regulatory mandates, including universal service funding, primarily resulting from changes in FCC regulations applicable to universal service fees that were effective on April 1, 2003. Regulatory fees in 2004 also included USF support received by Alltel pursuant to its certification in seven states as an ETC, and accounted for $48.2 million of the overall increase in regulatory fees in 2004.
Service revenue growth in 2004 attributable to increased access revenues from customer growth, additional revenues earned from data and enhanced services, and increased regulatory and other fees were partially offset by lower airtime and retail roaming revenues of $122.2 million, primarily due to the effects of customers migrating to rate plans with a larger number of packaged minutes. In addition, wholesale wireless revenues declined $15.1 million in 2004 compared to 2003 primarily due to lower analog and TDMA minutes of use by other carriers’ customers roaming on Alltel’s wireless network, partially offset by growth in CDMA minutes of use as other CDMA carriers directed wholesale traffic to Alltel’s network.
Compared to 2004, average revenue per customer per month increased 7 percent to $51.44 and retail revenue per customer per month increased 5 percent to $46.68. Excluding the acquired markets, both average revenue per customer and retail revenue per customer increased 5 percent from the same period a year ago to $50.36 and $46.49, respectively, reflecting Alltel’s continued focus on quality customer growth, improvements in data revenues and additional ETC subsidies. Primarily driven by growth in average monthly retail minutes of use, increased sales of higher-priced postpay rate plans, additional revenues from data and other enhanced services and the effects of the USF subsidies which were partially offset by lower airtime revenues, retail revenue per customer per month increased 2 percent in 2004 compared to 2003. Average revenue per customer per month also increased one percent in 2004 compared to 2003 due to the increase in retail revenue per customer per month, partially offset by the effects of the decline in wholesale revenues. Sustaining growth in service revenues and average revenue per customer per month in 2006 will depend upon Alltel’s ability to effectively integrate acquired operations and maintain market share in a competitive marketplace. Alltel enters 2006 planning to maintain its competitiveness for post-pay customer growth by emphasizing a broader selection of phones, data applications, and pricing to market primary and family plans. In addition, Alltel completed the first phase of its conversion to a new prepay service platform that allows the Company to offer expanded features at substantially reduced costs. Alltel also re-launched the prepay service plans sold in Company retail stores and dealer locations and enhanced the features available for the Simple Freedom product offering. Given the expected increase of family plans and prepay sales, combined with limited ETC revenue growth, Alltel expects retail revenue per customer in 2006 to slow from the 5 percent growth rate experienced in 2005.
Product sales increased $93.8 million, or 33 percent, in 2005 and $25.0 million, or 10 percent, in 2004. The increase in product sales in both 2005 and 2004 were primarily driven by higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. The acquisitions previously discussed accounted for $30.3 million of the overall increase in product sales in 2005. The increase in product sales in 2005 also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.
Cost of services increased $374.1 million, or 24 percent, in 2005 and $175.8 million, or 13 percent, in 2004. The increases in cost of services in both years reflected higher network-related costs and increases in wireless regulatory fees and customer service expenses. The wireless property acquisitions completed in 2005 and the fourth quarter of 2004 accounted for $200.0 million of the overall increase in cost of services in 2005. Compared to the prior year periods, wireless network-related costs increased $61.2 million in 2005 and $131.8 million in 2004 reflecting increased network traffic due to nonacquisition-related customer growth, increased minutes of use and expansion of network facilities. Cost of services for 2005 and 2004 also reflected increases in wireless regulatory fees of $21.7 million and $12.7 million, respectively, principally related to various regulatory mandates, including USF, consistent with the growth in revenues derived from regulatory fees discussed above. Cost of services for 2005 and 2004 also reflected increases in customer service expenses of $31.7 million and $34.5 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Compared to 2004, payments to data content providers increased $32.9 million in 2005 consistent with the growth in revenues derived from data services discussed above. When compared to 2004, cost of services for 2005 included additional bad debt expense of $27.8 million, primarily due to non-acquisition growth in customers and increased write-offs associated with early disconnect penalties. Conversely, losses sustained from bad debts decreased $5.3 million in 2004 primarily reflecting the Company’s efforts to monitor its customer credit policies, evaluate minimum deposit requirements for high-credit risk customers and improve collection practices by adding new technologies and proactively managing the efforts of its collection agencies.
Cost of products sold increased $123.9 million, or 22 percent, in 2005 and $37.0 million, or 7 percent, in 2004. The wireless acquisitions discussed above accounted for $57.0 million of the overall increase in cost of products sold in 2005. In addition to the effects of the acquisitions, cost of products sold for both 2005 and 2004 also reflected sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts. These increases were partially offset by the effects of additional vendor rebates earned by Alltel for attaining specified purchase volumes with the Company’s wireless handset vendors.
Selling, general, administrative and other expenses increased $243.4 million, or 20 percent, in 2005 and $46.9 million, or 4 percent, in 2004. The wireless property acquisitions accounted for $137.9 million of the overall increase in these expenses in 2005. In addition to the effects of acquisitions, selling, general, administrative and other operating expenses also reflected increased advertising costs of $20.0 million in 2005 associated with two large-scale promotions aimed at increasing text messaging usage, as discussed above. Selling, general, administrative and other expenses for 2005 also included $13.8 million of incremental expenses associated with Alltel’s rebranding initiative and redesign of the Company’s retail stores, as previously discussed. The increase in selling, general, administrative and other expenses in 2005 was also due to an increase in the costs associated with Alltel’s wireless equipment protection plans, consistent with the associated increase in revenues discussed above. Also contributing to the increase in selling, general, administrative and other costs in 2005 was increased commission expense of $9.5 million, primarily reflecting a higher mix of postpay gross additions, as compared to the same period a year ago. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other expenses in 2005. The increase in selling, general, administrative and other expenses in 2004 primarily reflected increased commission costs of $34.0 million compared to 2003 driven by increased sales of Alltel’s Total and National Freedom rate plans and a higher mix of postpay gross customer additions, as compared to 2003. Commission rates paid to the Company’s internal sales force and outside agents are higher on the sales of Alltel’s more profitable postpay rate plans than comparable rates paid on other lower-margin rate plans offered by the Company. In addition, selling, general, administrative and other expenses in 2004 reflected higher insurance costs resulting from an increase in the number of customer claims filed related to wireless equipment protection plans, consistent with the growth in sales of those plans previously discussed.
Depreciation and amortization expense increased $221.9 million, or 30 percent, in 2005 and $67.8 million, or 10 percent, in 2004. The increases in depreciation and amortization expense in both 2005 and 2004 were primarily due to growth in wireless plant in service consistent with Alltel’s plans to expand and upgrade its network facilities. Depreciation and amortization expense in 2005 also reflected the effects of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. Additionally, the wireless property acquisitions accounted for $117.5 million of the overall increase in depreciation and amortization expense in 2005 and included amortization of customer lists of $49.2 million.
Primarily as a result of growth in revenues and sales discussed above, wireless segment income increased $234.5 million, or 23 percent, in 2005 and $22.2 million, or 2 percent, in 2004. The wireless property acquisitions accounted for $132.1 million of the overall increase in wireless segment income in 2005. The growth in segment income in 2004 attributable to increased revenues and sales was partially offset by increased network costs attributable to the significant growth in customer usage and additional costs associated with the Company’s retention efforts and initiatives designed to improve customer satisfaction and reduce postpay churn. In addition to these factors, wireless segment income in 2004 also reflected increased customer acquisition costs of $22.3 million consistent with the growth in gross postpay customer additions, excluding acquisitions.
The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increase in cost to acquire a new customer in 2005 primarily reflected additional advertising and commissions costs, incremental expenses related to Alltel’s rebranding initiative and increased promotional activities in the acquired markets, as previously discussed. The increases in cost to acquire a new customer attributable to these factors were partially offset by improved margins on the sales of wireless handsets, reflecting the favorable effects of selling higher-priced phones, and to a lesser extent, vendor rebates. The increase in cost to acquire a new customer in 2004 primarily reflected the increase in commissions expense and a higher mix of postpay gross customer additions, partially offset by improved margins on the sales of wireless handsets. For 2005, approximately 59 percent of the gross customer additions came from Alltel’s internal distribution channels, compared to approximately 66 percent in both 2004 and 2003. Alltel’s internal distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although Alltel intends to manage the costs of acquiring new customers during 2006 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.
Set forth below is a summary of the restructuring and other charges related to the wireless operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2005	2004	2003

Severance and employee benefit costs	$–	$8.6	$1.3
Relocation costs	0.7	2.7	–
Lease and contract termination costs	–	0.5	–
Computer system conversion and other integration costs	22.3	–	–
Write-down of software development costs	–	–	7.6
Write-down of certain facilities	–	0.7	–
Other exit costs	–	0.4	–

Total restructuring and other charges	$23.0	$12.9	$8.9

Regulatory Matters-Wireless Operations
Regulatory Oversight
Alltel is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers. Recently, various state public service commissions have sought to regulate wireless carriers’ terms and conditions of service. At this time, the Company cannot estimate the impact that increased state regulatory oversight would have on its operations in the event state public service commissions are successful.
Telecommunications Law Modernization
In 1996, Congress passed the Telecommunications Act of 1996 (“the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry, such as establishing requirements for the interconnection of carriers’ networks and creating a competitive universal service system. The 96 Act, however, failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and voice-over-Internet-protocol (“VoIP”). Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. In an effort to reform the manner in which telecommunications service providers are regulated, two bills were recently introduced in the U.S. Senate. The first bill, entitled the “Broadband Investment and Consumer Choice Act”, was introduced on July 27, 2005. This bill reduces the level of government regulation within the telecommunications industry in favor of market-based competition and provides for parity in the remaining rules for functionally equivalent services, like broadband access to the Internet via DSL, cable modem and other means. Another bill, entitled “the Universal Service for the 21st Century Act”, was introduced on July 29, 2005. This bill changes the way telecommunications companies contribute to the universal service fund, establishes limited support for broadband investment in unserved areas and calls for the FCC to establish inter-carrier compensation reform within six months of enactment. There have been, and there will likely be, additional bills submitted for consideration in the future as Congress evaluates changing the regulatory environment in the telecommunications industry. Accordingly, at this time, Alltel cannot predict the outcome of these efforts to reform regulation of the telecommunications industry.
Radio Licenses
Alltel holds FCC authorizations for Cellular Radiotelephone Service (“CRS”), Personal Communications Service (“PCS”), and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the “FCC Licenses”). Generally, FCC licenses are issued initially for 10-year terms and may be renewed for additional 10-year terms upon FCC approval of the renewal application. The Company has routinely sought and been granted renewal of its FCC Licenses without contest and anticipates that future renewals of its FCC Licenses will be granted.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an ETC. The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and a migration of customers from wireline service providers to providers using alternative technologies, like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. In particular, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, is considering changes to the USF program, including how to determine whether a carrier is eligible for USF support in a specific geographic area. Currently, CMRS carriers receive the per-line equivalent of the support received by the underlying local exchange carrier.
On March 17, 2005, the FCC issued an order establishing rules governing the eligibility of wireless carriers to receive and maintain ETC status. The new requirements apply to carriers seeking ETC designation from the FCC and are recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five-year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer “local-usage” plans comparable to the ILEC; and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The FCC also adopted additional requirements related to the certification of the use of universal service support. These new requirements are not expected to adversely affect the Company’s eligibility for universal service support. Some states have adopted, or are considering adopting, the same or similar requirements. The new requirements in the order are subject to both reconsideration requests pending at the FCC and judicial appeals.
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
The Company is designated as an ETC and receiving USF support in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications. As of December 31, 2005, the Company is compliant with the FCC regulations and all of the federal and state reporting requirements and other obligations. Alltel received approximately $55.0 million of gross USF subsidies in the fourth quarter of 2005 related to the ETC certifications and net USF subsidies of approximately $53.0 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. Alltel expects to receive net USF subsidies of approximately $50.0 million in the first quarter of 2006.

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
In phase two, CMRS carriers like the Company that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds. ALI capability permits more accurate identification of the caller’s location by PSAPs. On July 26, 2002, the FCC released an order that provides for a phased-in deployment of ALI-capable handsets that began on March 1, 2003. Under the FCC Order, Alltel was required to: (1) begin selling and activating ALI-capable handsets prior to March 1, 2003; (2) ensure that, as of May 31, 2003, at least 25 percent of all new handsets activated were ALI-capable; (3) ensure that, as of November 30, 2003, at least 50 percent of all new handsets activated were ALI-capable; (4) ensure that, as of May 31, 2004, 100 percent of its new digital handsets activated were ALI-capable; and (5) ensure that at least 95 percent of its customers have ALI-capable handsets by December 31, 2005.
The FCC has released a series of orders disposing of numerous E-911 waiver requests filed by a group of Tier III wireless carriers (no more than 500,000 customers as of December 31, 2001) requesting the FCC to extend the December 31, 2005, deadline for meeting the 95 percent handset requirement. While stressing the importance of E-911 compliance, the FCC provided certain of these carriers with greater latitude to comply with handset deployment dates and to accommodate transitions to alternative digital technologies. While it is uncertain how the April 1, 2005, order may affect the FCC’s consideration of waiver requests filed by larger carriers, the order indicates FCC flexibility on E-911 compliance matters where the requesting carrier makes a detailed showing of special circumstances and provides a detailed proposal outlining a realistic path to future compliance.
Alltel began selling ALI-capable handsets in June 2002 and, to date, has complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. However, on September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones. The request included an explanation of the Company’s compliance efforts to date and the expected date when it will meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007. A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, have also sought relief from the 95 percent requirement. At this time, it is not clear what action the FCC will take on Alltel’s request for waiver of the 95 percent requirement.
Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services. In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area. Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.
On June 30, 2005, CTIA and Rural Cellular Association filed a Joint Petition for Suspension or Waiver of the Location-Capable Handset Penetration Deadline with the FCC. The petition recommends that the FCC adopt a framework for individual carriers to use in order to streamline potential future waiver requests. While the joint petition requested an overall suspension of the December 31, 2005 deadline, it also outlined several factors and circumstances for the FCC to consider in evaluating future waiver requests. To date, the FCC has taken no action on the CTIA petition. The Company cannot determine if the FCC will take any action on this petition, or the related impact of its action.

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
Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers. Additionally, CMRS carriers are characterized as “telecommunications carriers” under the 96 Act and not local exchange carriers (“LECs”). Consequently, CMRS carriers are not subject to the interconnection, resale, unbundling, and other obligations applicable to LECs under the 96 Act until such time as the FCC makes a finding that treatment of CMRS carriers as LECs is warranted. The 96 Act also eliminated any requirement that CMRS carriers provide subscribers with equal access to their long distance carrier of choice, although the FCC is empowered under the 96 Act to impose an equal access requirement on CMRS carriers through rulemaking should market conditions so warrant.
In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation method that would overhaul the existing rule governing inter-carrier compensation. On March 3, 2005, the FCC issued a further notice of proposed rulemaking on inter-carrier compensation matters in which the FCC solicited comment on a number of alternative compensation proposals submitted by various industry participants. In addition, the FCC issued a ruling effective April 29, 2005, which is subject to both reconsideration requests and judicial appeals, that ILECs can no longer impose wireless termination tariffs for local traffic. The outcome of the FCC and related state proceedings could impact the amount of compensation paid to other carriers and received by Alltel for the exchange of communications traffic. At this time, the extent and timing of any changes to inter-carrier compensation and the related financial impact to Alltel’s wireless revenues and expenses cannot be determined.
Wireless Spectrum
The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services. Additional spectrum is generally made available to carriers through auctions conducted by the FCC. In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. On August 15, 2005, the FCC issued an order on reconsideration modifying the spectrum plan for Advanced Wireless Services (“AWS”). The spectrum plan, as revised, generally divided certain bands of spectrum into smaller blocks that are to be licensed over smaller geographic areas. The FCC has indicated that it will hold the auction of the AWS spectrum in June of 2006. The Company’s evaluation of opportunities as a result of these proceedings and decisions is ongoing.

Customer Billing
In response to a petition filed by the National Association of State Utility Consumer Advocates, the FCC issued an order and further rulemaking on its truth in billing and billing format proceeding. In the order, the FCC applied to CMRS carriers the obligation to ensure that the descriptions of line items on customer bills are clear and not misleading and to reiterate that the representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The FCC also made a declaratory ruling that state regulations requiring or prohibiting the use of line items on CMRS carriers’ bills were preempted in favor of federal authority pursuant to Section 332 (c) of the Communications Act. The FCC’s decision has been appealed to the Federal Court of Appeals for the Eleventh Circuit. In the further rulemaking, the FCC will consider additional CMRS billing regulations that would require: (1) government-mandated charges to be segregated from discretionary charges; (2) the combination of certain charges into single categories; and (3) disclosure by carriers of the full rate for service, including discretionary charges and charges imposed by government mandates, to consumers at the point of sale prior to the execution of a service contract. Additionally, the FCC is considering whether states should be preempted from regulation of wireless carrier’s customer bills. The Company does not expect the outcome of the FCC’s further rulemaking to have a material impact on its operations.
CMRS Roaming
The FCC has initiated a rulemaking proceeding to examine the rules applicable to roaming relationships between carriers. The FCC’s rules currently require only that manual roaming be provided by a carrier to any subscriber in good standing with their home market carrier. Automatic roaming agreements, although common throughout the CMRS industry, are not currently mandated by the FCC. The rulemaking seeks to develop a record on the state of roaming markets, the impact of technology, the price and quality of current roaming arrangements, and whether there is any evidence that larger national carriers are engaging in anti-competitive roaming practices against smaller carriers. An automatic roaming requirement is under consideration. Comments in the proceeding have been filed, and FCC action in the matter is pending. The outcome of the rulemaking is unknown at this time and therefore the potential impact on the Company can not be determined.
Wireless Termination Fees
The FCC has received comments on two petitions seeking a declaratory ruling from the Commission that wireless termination fees incurred when a subscriber terminates its contract prior to the end of its term are “rates charged” and therefore beyond the jurisdiction of the state regulators pursuant to Section 332 (c) of the Communications Act. The outcome of this proceeding is not likely to have a material impact on the Company’s operations.

Communications-Wireline Operations
(Dollars in millions, except access lines in thousands)	2005	2004	2003

Revenues and sales:
Local service	$1,083.4	$1,115.7	$1,136.8
Network access and long-distance	1,039.9	1,047.9	1,055.5
Miscellaneous	255.8	256.2	243.8

Total revenues and sales	2,379.1	2,419.8	2,436.1

Costs and expenses:
Cost of services	705.5	704.3	737.2
Cost of products sold	32.9	28.7	29.1
Selling, general, administrative and other	256.3	244.3	259.4
Depreciation and amortization	480.7	516.5	526.5

Total costs and expenses	1,475.4	1,493.8	1,552.2

Segment income	$903.7	$926.0	$883.9

Access lines in service (excludes DSL lines)	2,885.7	3,009.4	3,095.6
Average access lines in service	2,950.0	3,061.5	3,136.8
Average revenue per customer per month (a)	$67.21	$65.87	$64.72

Notes:
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.
Wireline operations consist of Alltel’s Incumbent Local Exchange Carrier (“ILEC”), CLEC and Internet operations. Wireline revenues and sales decreased $40.7 million, or 2 percent, in 2005 and $16.3 million, or 1 percent, in 2004. Customer access lines decreased 4 percent in 2005 compared to a 3 percent decline in 2004. The Company lost approximately 124,000 and 86,000 access lines during 2005 and 2004, respectively, primarily as a result of the effects of wireless and broadband substitution for the Company’s wireline services. The Company expects the number of access lines served by its wireline operations to continue to be adversely affected by wireless and broadband substitution in 2006.

To slow the decline of revenue in 2006, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and broadband data transport services. Deployment of broadband service is an important strategic initiative for Alltel. During 2005 and 2004, Alltel added 154,000 and 90,000 broadband customers, respectively. At December 31, 2005, Alltel’s broadband customer base had grown to almost 400,000 customers. The growth in the Company’s broadband customers more than offset the decline in customer access lines that occurred in 2005 and 2004 noted above. As further discussed below, revenues generated from the sales of data and enhanced services increased in both 2005 and 2004, which helped to offset the adverse effects on wireline revenues resulting from the loss of access lines.
Local service revenues decreased $32.3 million, or 3 percent, in 2005 and $21.1 million, or 2 percent, in 2004. Local service revenues reflected reductions in basic service access line revenues of $33.6 million in 2005 and $27.0 million in 2004, consistent with the overall decline in access lines discussed above. The decline in local service revenues attributable to access line loss was partially offset by growth in revenues derived from the sales of enhanced products and services and equipment protection plans. Revenues from these services increased $3.7 million in 2005 and $7.3 million in 2004, reflecting continued demand for these products and services.
Network access and long-distance revenues decreased 1 percent in both 2005 and 2004, or $8.0 million and $7.6 million, respectively. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased $46.5 million in 2005 and $4.3 million in 2004. The declines in network access usage and toll revenues in both years attributable to access line loss were partially offset by growth in revenues earned from data services, which increased $26.0 million and $17.0 million in 2005 and 2004, respectively, primarily reflecting increased demand for high-speed data transport services. USF revenues increased $12.5 million in 2005 and decreased $20.3 million in 2004. The increase in USF revenues in 2005 primarily resulted from an increase of $13.3 million in interstate common line support (“ICLS”) funding received by the Company’s rate-of-return subsidiaries due to the decline in access revenues discussed above. Conversely, compared to the prior year periods, high-cost loop support (“HCLS”) funding received by Alltel’s ILEC subsidiaries decreased $4.4 million in 2005 and $20.3 million in 2004. The decreases in HCLS funding in both years primarily resulted from increases in the national average cost per loop combined with the effects of the Company’s cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop. Primarily due to expected increases in the national average cost per loop and the Company’s continued focus on controlling operating costs in its wireline business, Alltel expects net USF receipts in 2006 to decline by $15.0 million, compared to 2005.
Miscellaneous revenues primarily consist of charges for Internet services, directory advertising, customer premise equipment sales, and billing and collection services provided to long-distance companies. Miscellaneous revenues decreased slightly in 2005 and increased $12.4 million, or 5 percent, in 2004. Primarily driven by growth in broadband customers, revenues from the Company’s Internet operations increased $10.8 million in 2005 and $12.4 million in 2004. In addition, sales and rentals of customer premise equipment increased $3.4 million in 2005, reflecting continued customer demand for these products. In addition, during the fourth quarter of 2005, Alltel began offering DISH Network satellite television service to its residential customers as part of a bundled product offering, which generated $1.1 million in commission revenues. Offsetting the increase in miscellaneous revenues in 2005 attributable to growth in the Company’s Internet operations, sales and rentals of customer premise equipment and commission revenues was a decline in directory advertising revenues of $12.2 million from 2004, primarily due to a change in the number and mix of directories published. Conversely, miscellaneous revenues for 2004 reflected a $4.4 million increase in directory advertising revenues from 2003. Directory advertising revenues for 2004 included additional revenues of approximately $14.9 million associated with the initial publication of directories in the acquired Kentucky and Nebraska markets, partially offset by lower directory advertising revenues in Alltel’s other wireline markets as compared to 2003. The decline in directory advertising revenues in Alltel’s other wireline markets were due primarily to a change in the number and mix of directories published. The increase in miscellaneous revenues attributable to the Internet and directory publishing operations was partially offset in 2004 by a $2.6 million decline from 2003 in customer premise equipment sales and rentals due to lower customer demand for purchasing or leasing landline-based communications equipment.
Primarily due to the broadband customer growth and increased sales of enhanced features, average revenue per customer per month increased 2 percent in both 2005 and 2004 from the corresponding prior year period. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.
Cost of services increased $1.2 million, or less than 1 percent, in 2005 and decreased $32.9 million, or 4 percent, in 2004. Cost of services for 2005 included approximately $3.2 million of incremental costs incurred during the first quarter of 2005 related to work force reductions in the Company’s wireline business, as well as higher overtime and maintenance costs due to inclement weather. Cost of services in 2005 included additional customer service expenses attributable to the growth in broadband customers, specifically the costs associated with subsidizing broadband-capable modems. In addition, cost of services in 2005 included increased regulatory fees of $5.6 million related to an increase in the contribution factor applicable to universal service funding. Offsetting the increases in salaries and benefits, customer service costs and regulatory fees in 2005 were decreases in business taxes of $6.3 million and bad debt expense of $4.4 million, which both decreased consistent with the decline in revenues discussed above. In addition, interconnection expenses decreased $2.8 million in 2005 and $8.2 million in 2004, consistent with the declines in toll revenues and access lines discussed above. Cost of services for 2004 also reflected reductions in customer service expenses and the effects of incremental strike-related expenses and maintenance costs incurred in 2003, as further discussed below. Compared to 2003, customer service expenses decreased $3.3 million in 2004, primarily due to cost savings from the Company’s continued efforts to control operating expenses. Included in cost of services in 2003 were $6.0 million of additional maintenance costs to repair damage caused by severe winter storms and incremental expenses of approximately $14.9 million associated with a strike that ended on October 1, 2003, when the Company signed a new collective bargaining agreement impacting approximately 400 Alltel employees in Kentucky represented by the Communications Workers of America.
Cost of products sold increased $4.2 million, or 15 percent, in 2005 and decreased slightly in 2004. The increase in 2005 was consistent with the increase in sales and rentals of customer premise equipment discussed above. Conversely, the decrease in 2004 was consistent with the decline in sales and leasing of customer premise equipment discussed above.
Selling, general, administrative and other expenses increased $12.0 million, or 5 percent, in 2005 and decreased $15.1 million, or 6 percent, in 2004. The increase in 2005 primarily resulted from higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 and higher insurance premiums related to the Company’s employee medical and dental plans. Conversely, the decrease in selling, general, administrative and other expenses in 2004 resulted from reductions in data processing charges and salaries and employee benefit costs, primarily reflecting cost savings from the Company’s continued efforts to control operating expenses. Compared to 2003, data processing charges declined $3.7 million, while employee benefit costs and salaries decreased $12.1 million during 2004.
Depreciation and amortization expense decreased $35.8 million, or 7 percent, in 2005 and $10.0 million, or 2 percent, in 2004. The decreases in depreciation and amortization expense in both years primarily resulted from a reduction in depreciation rates for the Company’s Nebraska operations, reflecting the results of a triennial study of depreciable lives completed by Alltel in the second quarter of 2004 as required by the Nebraska Public Service Commission. The decrease in depreciation and amortization expense in 2005 also resulted from a reduction in depreciation rates for the Company’s Florida, Georgia and South Carolina operations, reflecting the results of studies of depreciable lives completed by Alltel during 2005. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. During 2006, Alltel expects to review the depreciation rates utilized in its remaining wireline operations.
Wireline segment income decreased $22.3 million, or 2 percent, in 2005 and increased $42.1 million, or 5 percent, in 2004. The decrease in segment income in 2005 primarily resulted from the decline in revenues and sales due to the loss of access lines and the adverse effects of increased operating expenses related to the growth in broadband customers, higher employee benefit costs and incremental expenses associated with work force reductions, which were partially offset by the favorable effects of reduced depreciation rates, as discussed above. Conversely, the increase in 2004 primarily reflected the selling of additional services and features to existing wireline customers, growth in the Company’s Internet operations, the effects of the incremental strike-related and maintenance costs incurred in 2003 and the Company’s cost savings and expense control efforts discussed above.
Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2005	2004	2003

Severance and employee benefit costs	$4.4	$11.2	$7.0
Relocation costs	–	1.2	–
Lease and contract termination costs	–	(1.9)	–
Costs associated with pending spin off and merger of wireline operations	31.3	–	–
Write-down of software development costs	–	–	1.8
Other exit costs	–	0.7	–

Total restructuring and other charges	$35.7	$11.2	$8.8

Accounting for Regulated Entities
Except for the acquired Kentucky and Nebraska operations, Alltel’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the regulated ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Alltel reviews these criteria on a quarterly basis to determine whether the continuing application of SFAS No. 71 is appropriate. In assessing the continued applicability of SFAS No. 71, the Company monitors the following:
☐	Level of competition in its markets. Sources of competition to Alltel’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), VoIP providers and providers using other emerging technologies. Alltel’s ILEC operations have begun to experience competition in their local service areas. Through December 31, 2005, this competition has not had a material adverse effect on the results of operations of Alltel’s ILEC operations, primarily because these subsidiaries provide wireline telecommunications services in mostly rural areas. To date, ILEC subsidiaries have not been required to discount intrastate service rates in response to competitive pressures.

☐	Level of revenues and access lines currently subject to rate-of-return regulation or which could revert back to rate-of-return regulation in the future. For the ILEC subsidiaries that follow SFAS No. 71, all interstate revenues are subject to rate-of-return regulation. The majority of the ILEC subsidiaries’ remaining intrastate revenues are either subject to rate-of-return regulation or could become subject to rate-of-return regulation upon election by the Company, subject in certain cases to approval by the state public service commissions.

☐	Level of profitability of the ILEC subsidiaries. Currently, the prices charged to customers for interstate and intrastate services continue to be sufficient to recover the specific costs of the ILEC subsidiaries in providing these services to customers.
Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If Alltel’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations. The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $156.9 million as of December 31, 2005. At this time, Alltel does not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, Alltel currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law. Upon discontinuance of SFAS No. 71, Alltel would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.
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
State Regulation
Most states in which Alltel’s ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either through legislative or public service commission (“PSC”) rules. The Company has elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, and Texas. The Missouri PSC ruled that the Company is not eligible for alternative regulation. However on May 5, 2005, the Missouri legislature passed an alternative regulation plan that allows the Company to elect alternative regulation without Missouri PSC approval. The legislation became effective on August 28, 2005, and the Company filed an election with the PSC to be regulated under the new alternative regulation plan on September 13, 2005. As a result of this election, the Company withdrew its appeal of the Missouri PSC’s previous decision during the fourth quarter of 2005. The Company continues to evaluate alternative regulation options in markets where its ILEC subsidiaries remain subject to rate-of-return regulation, including Mississippi, New York and certain of its Kentucky operations.
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
On July 6, 2005, a hearing examiner issued a recommended order to the Georgia PSC that, if adopted, would prospectively preclude LECs from assessing access charges for certain intrastate calls. The Company, along with other LECs in Georgia, requested that the Georgia PSC reject the recommended order and find that access charges continue to apply to these intrastate calls. If the Georgia PSC ultimately adopts the recommended order, the Company would incur a reduction in annual revenues of approximately $12.0 million. A final order will not likely become effective before the end of the first quarter of 2006.

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
In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism governing compensation for rural telephone companies for the ensuing five years. The interim mechanism has allowed rural carriers to continue receiving high-cost funding based on their embedded costs. On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the FCC’s rules as they pertain to rural telephone companies and to determine what changes, if any, should be made to the existing high-cost support mechanism when the interim funding program expires in June 2006. The Joint Board sought comment on such a mechanism on August 16, 2004, but has taken no further action. In the event a new mechanism is not established for rural carriers prior to the expiration of the plan, the FCC will likely extend the interim mechanism currently in place. In addition, the Joint Board sought comment on whether companies operating multiple distinct geographic market areas within a state should consolidate them for purposes of calculating universal service support. If the FCC implements this proposal, Alltel’s universal service revenues would be reduced from their current level by approximately $8.5 million annually. On August 17, 2005, the Joint Board sought comment on four separate proposals to modify the distribution of high-cost universal service support. Each of the proposals provides state public service commissions a greater role in the support distribution process, which would remain subject to specific FCC guidelines. The Company cannot estimate the impact of the potential change from embedded cost to another methodology, or the impact of other potential changes to the fund contemplated by the Joint Board until the specific changes, if any, are determined.
On June 14, 2005, the FCC issued a notice of proposed rulemaking initiating a broad inquiry into the management and administration of the universal service programs. The notice of proposed rulemaking seeks comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients in an effort to deter waste and fraud. The FCC is also considering proposals regarding the contribution methodology, which could change the types of service providers required to contribute to the fund (i.e. local exchange providers, wireless providers, long-distance providers, etc.) and the basis on which they contribute. At this time, Alltel cannot estimate the impact that the potential changes, if any, would have on its operations.
On December 9, 2005, the FCC issued a notice of proposed rulemaking seeking comments on the need to redefine certain statutory terms established by the 96 Act. Changes to these defined statutory terms could result in a different allocation of Universal Service support to non-rural carriers. The Company receives approximately $9.5 million annually in non-rural universal service support and cannot estimate the financial impact resulting from changes to the definitions of the statutory terms until such changes, if any, are determined.
As previously discussed under “Regulatory Matters–Wireless Operations”, the FCC mandated that USAC begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies effective October 1, 2004, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the ADA, the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs are compliant with ADA requirements, and asked the OMB to make a final determination on this issue, which they have yet to do. The 2006 Science, State, Commerce and Justice Department appropriations bill includes a provision that prohibits the FCC from enacting a primary connection restriction on universal service support.
Emerging Competitive Technologies – VoIP
Voice telecommunications services utilizing IP as the underlying transmission technology, (“VoIP”), are challenging existing regulatory definitions and raising questions concerning how IP-enabled services should be regulated, if at all. Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have ruled that the FCC preempts the states with respect to jurisdiction. These cases are on appeal. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The FCC indicated that the cost of the public switched telephone network should be borne equitably by the users and requested comment on the specific regulatory requirements that should be extended to IP-enabled service providers, including requirements relating to E-911, accessibility for the disabled, inter-carrier compensation and universal service. Although the FCC’s rulemaking regarding IP-enabled services remains pending, the FCC has adopted a series of related orders establishing broad parameters for the regulation of those services.
On February 12, 2004, the FCC released an order declaring Pulver.com’s “free” IP-based, peer-to-peer service that requires specialized telephone equipment or software for computers was not a regulated “telecommunications service”, but rather was an unregulated “information service” subject to federal jurisdiction.
On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from paying access compensation to wireline local service providers and from contributions to the universal service fund. The FCC ruled AT&T’s IP telephony service, which converted voice calls to an IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, was a regulated “telecommunications service” subject to payment of access compensation to LECs, as well as the universal service fund.
On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. The FCC has not yet determined how Vonage’s service should be classified for regulatory purposes, but is likely to address the “information service” vs. “telecommunications service” debate in its pending rulemaking regarding IP-enabled services. Several state commissions appealed the FCC’s Vonage decision, and these appeals are presently pending before the U.S. Eighth Circuit Court of Appeals.
On June 3, 2005, the FCC took swift action in response to several incidents where VoIP customers were unable to complete E-911 calls. The FCC ordered all VoIP service providers whose service is interconnected with the public switched telephone network to provide E-911 services to their customers no later than November 28, 2005.
On September 21, 2005, the FCC released its order on CALEA requirements for broadband and ISP services, including VoIP services. The FCC found that essentially, ISP and VoIP services are “telecommunications services” subject to CALEA requirements. Several appeals have been filed. If the FCC ultimately determines that IP-enabled services are not subject to similar regulatory requirements that are applicable to inter-exchange and local exchange service providers, including contributions to federal and state universal service programs, inter-carrier compensation obligations, federal and state tax obligations and service quality metrics, the Company’s regulated local exchange operations will be competitively disadvantaged. However, until the FCC issues its decision in these proceedings, the Company cannot determine the extent of the impact on its operations, if any.
Broadband
On September 23, 2005, the FCC released an order declaring wireline broadband Internet access service (“DSL”) an “information service” functionally integrated with a telecommunications component and no longer subject to a higher level of regulation as compared to broadband cable modem service. This order establishes a framework that may eventually allow the Company’s DSL service to obtain regulatory parity with cable modem service, which is lightly regulated. The FCC order requires wireline broadband service providers, like the Company, to continue offering broadband access on a stand-alone basis to competing unaffiliated Internet service providers for one year, after which they will no longer be required to do so. Additionally, the order preserves the current method of assessing universal service contributions on DSL revenues for a 270-day period after the effective date of the order, or until the FCC adopts a new contribution methodology to the universal service fund. The order provides price cap companies the option to deregulate DSL, de-tariff DSL or keep DSL regulated as it is today. The Company could benefit from the decreased regulatory oversight of its DSL service through additional retail pricing flexibility. The Company’s DSL products are experiencing significant growth throughout its service areas and the primary DSL competitor is the historically less regulated cable modem service. The Company’s DSL products and services currently remain regulated by the FCC.
Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain. Therefore, Alltel cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Communications Support Services Operations
(Millions, except customers in thousands)	2005	2004	2003

Revenues and sales:
Product distribution	$548.2	$421.2	$407.4
Long-distance and network management services	305.5	304.9	320.1
Directory publishing	154.7	155.9	122.6
Telecommunications information services	17.2	41.8	108.9

Total revenues and sales	1,025.6	923.8	959.0

Costs and expenses:
Cost of services	236.1	257.9	299.0
Cost of products sold	621.9	514.2	486.9
Selling, general, administrative and other	65.5	54.7	60.5
Depreciation and amortization	33.9	34.3	36.2

Total costs and expenses	957.4	861.1	882.6

Segment income	$68.2	$62.7	$76.4

Long-distance customers	1,750.8	1,770.8	1,680.2

Communications support services consist of Alltel’s product distribution, directory publishing, long-distance, and telecommunications information services operations. Communications support services revenues and sales increased $101.8 million, or 11 percent, in 2005 and decreased $35.2 million, or 4 percent, in 2004. As noted in the table above, the increase in revenues and sales in 2005 primarily reflected growth in sales of telecommunications equipment and data products, partially offset by declines in revenues earned from telecommunications information services. Compared to 2004, sales of telecommunications and data products increased $127.0 million in 2005, primarily driven by an increase in sales to non-affiliates of $90.2 million, reflecting increased sales to retailers and other distributors of higher priced wireless handsets that include advanced features and that are capable of various data applications. In addition, compared to 2004, sales to affiliates increased $36.8 million in 2005, primarily due to an increase in capital expenditures by the Company’s wireline operations. Conversely, telecommunications information services revenues decreased $24.6 million in 2005 due to the loss of one of Alltel’s remaining unaffiliated wireline services customers during the fourth quarter of 2004. Revenues derived from directory publishing, long-distance and network management services in 2005 were relatively unchanged from 2004. During 2005, revenues earned from affiliates for long-distance and network management services decreased $11.8 million, primarily due to reductions in intercompany billing rates, which took effect on January 1, 2005. Conversely, revenues derived from external customers increased $12.4 million in 2005, primarily due to an increase in customer billing rates initiated during the second quarter of 2005 on one of Alltel’s most popular billing plans. This increase in rates was partially offset by the effects of customers migrating to packaged rate plans. In response to competitive pressures, Alltel has introduced in its long-distance markets packaged rate plans that provide customers with unlimited calling for one flat monthly rate.
The decrease in revenues and sales in 2004 reflected declines in long-distance and network management services and telecommunications information services, partially offset by an increase in sales of telecommunications equipment and data products and directory publishing revenues. Revenues attributable to long-distance and network management services declined $15.2 million in 2004. Although the number of long-distance customers served increased during 2004, revenues derived from external customers decreased $10.7 million from 2003, primarily due to declining usage by residential customers and a reduction in customer billing rates due to competition. Revenues earned from affiliates for network management services also decreased $4.5 million in 2004, primarily due to a reduction in intercompany billing rates which took effect April 1, 2004. Telecommunications information services revenues decreased $67.1 million in 2004, primarily due to the December 2003 sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs, to Convergys, and the loss of one of Alltel’s remaining unaffiliated wireline services customers. The customer contracts sold to Convergys represented approximately 48 percent of the total revenues and sales reported by the telecommunications information services operations in 2003.
Sales of telecommunications and data products increased $13.8 million in 2004, reflecting increased sales to non-affiliates of $31.4 million compared to 2003, primarily attributable to increased sales of higher priced wireless handsets that include advanced features and that are capable of various data applications to retailers and other distributors. Conversely, compared to 2003, sales to affiliates decreased $17.6 million in 2004, primarily due to a reduction in capital expenditures by the Company’s wireline operations. Directory publishing revenues increased $33.3 million in 2004, primarily due to an increase in the number of directory contracts published, including the initial publication of directories for the acquired Kentucky and Nebraska operations previously discussed. In addition, the increase in 2004 also reflected a change in accounting for directory contracts in which the Company has a secondary delivery obligation. Effective January 1, 2003, Alltel began deferring a portion of its revenues and related costs to provide for secondary deliveries. As a result, revenues and related costs associated with any directories for which secondary deliveries were required, but not yet made, were deferred, resulting in a reduction in directory publishing revenues in 2003 of $5.3 million.

Primarily due to the increase in sales of telecommunications equipment and data products noted above, communications support services segment income increased $5.5 million, or 9 percent, in 2005. The increase in segment income attributable to the production distribution operations in 2005 was partially offset by lower profit margins realized by the telecommunications services operations. Profit margins for the telecommunications information services operations were adversely affected by the loss of a customer during 2004, as the associated revenue decline outpaced the corresponding reduction in operating expenses due to the continuance of overhead and other fixed operating costs.
Conversely, communications support services segment income decreased $13.7 million, or 18 percent, in 2004, primarily due to the decrease in revenues and sales noted above. The adverse effects on segment income attributable to the decrease in revenues and sales in 2004 were partially offset by improved profit margins in the directory publishing operations. Profit margins for the directory publishing operations in 2003 had been adversely affected by increased selling, marketing and other start-up costs incurred in order for the Company’s publishing subsidiary to begin providing all directory publishing services, except printing, for all directory contracts published in 2004. Except for a limited number of directory contracts published in 2003, these publishing services were previously contracted out to a third party. Partially offsetting the 2004 improvement in the profit margins of the directory publishing operations attributable to the favorable effects of the start-up costs incurred in 2003 was an increase in bad debt expense of $6.1 million.
Set forth below is a summary of the restructuring and other charges related to the communications support services operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2004	2003

Severance and employee benefit costs	$ 0.5	$ –
Relocation costs	0.1	–
Lease and contract termination costs	–	(0.5)
Write-down of software development costs	–	3.8

Total restructuring and other charges	$ 0.6	$ 3.3

Segment Capital Requirements
The primary uses of cash for Alltel’s operating segments are capital expenditures for property, plant and equipment and expenditures for capitalized software development to support the Company’s wireless and wireline operations. Annual capital expenditures and expenditures for software development by operating segment are forecasted as follows for 2006:

				Software
(Millions)	Capital Expenditures			Development	Totals

Wireless	$ 1,159.5	–	$ 1,259.5	$ 40.5	$ 1,200.0	–	$ 1,300.0
Wireline (a)	168.0	–	178.0	2.0	170.0	–	180.0
Communications support services	15.0	–	20.0	–	15.0	–	20.0
Corporate	5.0	–	10.0	–	5.0	–	10.0

Totals	$ 1,347.5	–	$ 1,467.5	$ 42.5	$ 1,390.0	–	$ 1,510.0

Notes:
(a)	Capital expenditures for the wireline operations are for the first half of 2006 only.
Capital expenditures for 2006 will be primarily incurred for further deployment of digital wireless technology, including high-speed wireless data capabilities, in the Company’s existing and acquired wireless markets. The forecasted spending levels in 2006 are subject to revision depending on changes in future capital requirements of the Company’s business segments. Each of Alltel’s operating segments in 2005 generated positive cash flows sufficient to fund the segments’ day-to-day operations and to fund their capital requirements. The Company expects each of the operating segments to continue to generate sufficient cash flows in 2006 to fund their operations and capital requirements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
(Millions, except per share amounts)	2005	2004	2003

Cash flows from (used in):
Operating activities from continuing operations	$2,697.0	$2,466.8	$2,474.7
Investing activities from continuing operations	(1,999.2)	(1,258.4)	(1,265.9)
Financing activities from continuing operations	(770.4)	(1,381.2)	(1,218.2)
Discontinued operations	616.1	–	531.8
Effect of exchange rate changes	(39.2)	(0.1)	0.8

Change in cash and short-term investments	$504.3	$(172.9)	$523.2

Total capital structure (a)	$19,004.2	$12,707.0	$12,881.6
Percent equity to total capital (b)	68.5%	56.1%	54.5%
Book value per share (c)	$33.93	$23.58	$22.46

(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.

(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.

(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the year.
Cash Flows from Operating Activities – Continuing Operations
For each of the three years in the period ended December 31, 2005, cash provided from continuing operations was Alltel’s primary source of funds. Cash provided from continuing operations in 2005 and 2004 primarily reflected growth in earnings from the Company’s wireless business segment. In addition to earnings growth, cash flows from continuing operations in both years also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivables, purchases of inventory and the payment of trade payables and taxes. Cash provided from continuing operations in 2005 also included the receipt of the $111.0 million special dividend on the Company’s investment in Fidelity National common stock previously discussed. Included in cash provided from continuing operations in both 2004 and 2003 were cash contributions of $100.0 million funded in each year to Alltel’s qualified defined benefit pension plan. During 2005, Alltel generated sufficient cash flows from continuing operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from continuing operations to fund its operating requirements in 2006.
Cash Flows from Investing Activities – Continuing Operations
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures were $1,302.4 million in 2005, $1,125.4 million in 2004 and $1,137.7 million in 2003. Capital expenditures in each of the past three years were incurred to construct additional network facilities, to deploy digital technology in the Company’s existing and acquired wireless markets and to upgrade Alltel’s telecommunications network in order to offer other communications services, including long-distance, Internet, DSL and “Touch-2-Talk” communications services. Capital expenditures for 2005 also included incremental spending by Alltel to deploy CDMA technology in the properties acquired from Cingular as previously discussed. In addition, capital expenditures for 2005 and 2004 also included the Company’s investment in wireless EV-DO technology. Through December 31, 2005, Alltel had launched EV-DO service in twelve markets. During each of the past three years, Alltel funded substantially all of its capital expenditures through internally generated funds. As indicated in the table above under “Segment Capital Requirements”, Alltel expects capital expenditures to be approximately $1,347.5 million to $1,467.5 million for 2006, which will be funded primarily from internally generated funds. Investing activities also included outlays for capitalized software development costs, which were $47.2 million in 2005, $32.3 million in 2004 and $56.7 million in 2003. As indicated in the table above under “Segment Capital Requirements”, Alltel expects expenditures for capitalized software development to be approximately $42.5 million for 2006, which also will be funded from internally generated funds.
Cash outlays for the purchase of property, net of cash acquired in 2005 were $1,137.6 million, principally consisting of $920.8 million attributable to the Western Wireless merger, $153.0 million related to the exchange of wireless properties with Cingular and $48.1 million related to the purchase of wireless properties in Alabama and Georgia from PS Cellular, as previously discussed. In conjunction with the merger transaction with Western Wireless, Alltel paid $933.4 million in cash to the holders of Western Wireless common stock and in the transaction acquired cash of $12.6 million. During 2005, Alltel also purchased for $15.7 million in cash additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. During 2004, cash outlays for the purchase of property, net of cash acquired, were $185.1 million. In 2004, Alltel purchased wireless properties in Florida, Louisiana and Ohio for $71.2 million in cash, acquired the remaining ownership interest in wireless properties in Georgia for $62.9 million in cash and purchased additional ownership interests in wireless properties in Mississippi, North Carolina, Ohio and Wisconsin for $49.6 million in cash. In addition, during 2004, Alltel also purchased additional partnership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company’s ownership interest in a wireless partnership serving the St. Louis, Missouri market. During 2003, cash outlays for the purchase of property, net of cash acquired, were $160.6 million. In 2003, Alltel purchased wireless properties in Arizona and Mississippi for $87.4 million in cash, acquired the remaining ownership interest in two wireless properties in Michigan for $60.0 million in cash, and purchased additional ownership interests in wireless properties in Mississippi, New Mexico, Virginia and Wisconsin for $13.2 million in cash.
Investing activities for 2005 included proceeds from the sale of investments of $353.9 million, principally consisting of $350.8 million received from the sale of Alltel’s investment in Fidelity National common stock previously discussed. Cash flows from investing activities for 2005 also included proceeds of $84.4 million from the sale of assets. As previously discussed, in connection with the wireless property exchange with U.S. Cellular, Alltel acquired two rural markets in Idaho and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless. In addition, Alltel also received in 2005 proceeds of $36.2 million received in connection with the disposal of an office building, which had previously been written down to fair value during the first quarter of 2004 (see “Consolidated Results of Operations – Restructuring and Other Charges”). Cash flows from investing activities for 2003 included proceeds from the sale of assets of $46.1 million, principally consisting of $37.0 million received by Alltel from the sale of certain assets related to the Company’s telecommunications information services operations, as previously discussed.
Cash flows from investing activities also included proceeds from the return on investments of $36.9 million in 2005, $88.6 million in 2004 and $48.3 million in 2003. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments. The significant decrease in distributions received during 2005 compared to 2004 primarily reflected the exchange of certain minority investments with Cingular, as previously discussed. Conversely, the increase in distributions received in 2004 compared to 2003 was consistent with the improved operating results of these investments, as previously discussed.
Cash Flows from Financing Activities – Continuing Operations
Dividend payments remained a significant use of the Company’s capital resources. Common and preferred dividend payments amounted to $490.5 million in 2005, $467.6 million in 2004 and $436.4 million in 2003. Dividend payments in 2005 reflected increased dividends due to the issuance of approximately 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 and the issuance of approximately 54.3 million Alltel common shares to effect the merger with Western Wireless completed on August 1, 2005 as previously discussed. Dividend payments in 2005 also reflected growth in the annual dividend rate on Alltel’s common stock. On October 20, 2005, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.38 to $.385 per share. This action raised the annual dividend rate to $1.54 per share and marked the 45th consecutive year in which Alltel has increased its common stock dividend. Alltel expects to continue the payment of cash dividends during 2006. Following the completion of the spin off of the Company’s wireline operations to Alltel’s shareholders, Alltel will lower its annual dividend rate to $.50 per share. Sources of funding future dividend payments include available cash on hand and operating cash flows.
The Company has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. On August 1, 2005, Alltel entered into an additional $700.0 million, 364-day revolving credit agreement that expires on July 31, 2006, and allows Alltel to convert any outstanding borrowings under this agreement into term loans maturing in 2007. The Company incurred no borrowings under the revolving credit agreements during 2005, 2004 or 2003. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. During 2005, the maximum amount of borrowings outstanding under the commercial paper program was $1,084.6 million, of which $1,000.0 million remained outstanding at December 31, 2005. Conversely, Alltel incurred no borrowings under the commercial paper program during 2004, and there were no commercial paper borrowings outstanding at either December 31, 2004 or 2003. The net increase in commercial paper borrowings from December 31, 2004 of $1,000.0 million represented all of the long-term debt issued during 2005. Commercial paper borrowings were incurred during 2005 primarily to finance a portion of the repayment of certain Western Wireless long-term debt obligations further discussed below and to fund the cash portion of the merger consideration. During 2003, the Company incurred additional commercial paper borrowings to fund the wireless property acquisitions in Arizona, Mississippi and Michigan, as previously discussed, and to retire a $450.0 million, 7.125 percent senior unsecured note that was due March 1, 2003. As previously discussed, during the second quarter of 2003, Alltel repaid all borrowings outstanding under its commercial paper program utilizing a portion of the cash proceeds Alltel received in connection with the April 1, 2003 sale of the financial services division of its information services subsidiary to Fidelity National. Alltel also used a portion of the cash proceeds from the sale to retire all long-term debt outstanding under the RUS, RTB and FFB programs as further discussed below.
Retirements of long-term debt amounted to $2,677.8 million in 2005, $277.3 million in 2004 and $763.4 million in 2003. Retirements of long-term debt in 2005 primarily reflected the repayment of approximately $2.0 billion of Western Wireless long-term debt obligations. Upon closing of the merger with Western Wireless, a wholly-owned subsidiary of Alltel assumed debt of approximately $2.1 billion. On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility that, as a result of a change in control, became due and payable immediately upon the closing of the merger. On August 1, 2005, Alltel also announced a tender offer to purchase all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million, as well as a related consent solicitation to amend the indenture governing the senior notes. During the third quarter of 2005, Alltel repurchased all $600.0 million of the senior notes at a total cost of $688.3 million. These repayments were funded by cash on hand and borrowings under the Company’s commercial paper program. Retirements of long-term debt in 2005 also included the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006 and the repayment of a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005. Retirements of long-term debt in 2004 primarily consisted of the repayment of a $250.0 million unsecured note due April 1, 2004. Retirements of long-term debt in 2003 included the repayment of a $450.0 million unsecured note due March 1, 2003 and the retirement of $249.1 million of long-term debt outstanding under the RUS, RTB and FFB programs. Retirements of long-term debt in 2003 also included a net reduction from December 31, 2002 in commercial paper borrowings of $25.0 million. Additional scheduled long-term debt retirements, net of commercial paper and the prepayment of long-term debt, amounted to $29.9 million in 2005, $27.3 million in 2004 and $39.3 million in 2003. (See Note 5 to the consolidated financial statements for additional information regarding the Company’s long-term debt.)
Proceeds from the issuance of Alltel’s common stock in 2005 were $1,463.5 million, principally consisting of proceeds from the settlement of the purchase contracts related to the Company’s equity units on May 17, 2005. As previously discussed, upon settlement of the contracts, the Company received proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock.
Under a stock repurchase plan adopted by Alltel’s Board of Directors in January 2004, the Company was authorized to repurchase up to $750.0 million of its outstanding common stock over a two year period ending December 31, 2005. During 2004, Alltel repurchased 11.2 million of its common shares at a total cost of $595.3 million under this plan. Alltel did not repurchase any of its common shares during 2005. On January 19, 2006, Alltel’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Under the repurchase plan, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant. Sources of funding the stock buyback program include available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program.
Cash flows used in financing activities also included distributions to Alltel’s minority investors in wireless markets operated in partnership with other companies. Cash payments to these minority investors were $65.6 million in 2005, compared to $66.9 million in 2004 and $67.5 million in 2003.
Liquidity and Capital Resources
The Company believes it has sufficient cash and short-term investments on hand ($989.2 million at December 31, 2005) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends, funding the stock repurchase plan, and financing the $1.075 billion cash payment required to complete the pending acquisition of wireless properties from Midwest Wireless previously discussed. Additional sources of funding available to Alltel include (1) additional borrowings of up to $1.2 billion available to the Company under its commercial paper program and revolving credit agreements, (2) additional debt or equity securities under the Company’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at December 31, 2005 and (3) additional debt securities issued in the private placement market. In addition, Alltel expects to receive cash proceeds of $1.7 billion from the sales of Western Wireless’ international operations in Austria, Bolivia and Haiti that are expected to be completed during the first half of 2006, as previously discussed. Also, in connection with the spin off of its wireline business, Alltel will receive a special cash dividend in an amount not to exceed the Company’s tax basis in those operations, which currently is estimated to be approximately $2.4 billion. The special cash dividend will be used to fund the stock buyback program and for the repayment of long-term debt.

Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor”) and Fitch Ratings (“Fitch”) are as follows:

Standard
Description	Moody’s	& Poor	Fitch

Commercial paper credit rating	Prime-1	A-2	F1
Long-term debt credit rating	A2	A -	A
Outlook	Negative	Stable	Stable

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
The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of December 31, 2005, the Company’s total debt to capitalization ratio was 31.6 percent. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $6,941.3 million at December 31, 2005. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.
At December 31, 2005, current maturities of long-term debt were $205.1 million and included a $182.2 million, 9.0 percent senior unsecured note due November 1, 2006. The Company expects to fund the payment of this note at maturity through either available cash on hand, operating cash flows or commercial paper borrowings.
Pension Plans
Alltel maintains a qualified defined benefit pension plan, which covers substantially all employees. Prior to January 1, 2005, employees of Alltel’s directory publishing subsidiary did not participate in the plan. In December 2005, the pension plan was amended such that future benefit accruals for all eligible nonbargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, the Company has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. As further illustrated in Note 9 to the consolidated financial statements, total pension expense related to these plans was $43.1 million in 2005, $32.0 million in 2004 and $41.0 million in 2003. Alltel’s pension expense for 2006 is estimated to be approximately $47.9 million.
Annual pension expense for 2006 was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.50 percent and a discount rate of 5.80 percent. In developing the expected long-term rate of return assumption, Alltel evaluated historical investment performance, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The Company also considered the pension plan’s historical returns since 1975 of 11.0 percent. Alltel’s expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent. At December 31, 2005, the actual asset allocation of the qualified pension plan’s assets was 71.6 percent to equities, 25.3 percent to fixed income assets and 3.1 percent in money market funds and other interest bearing investments. The Company regularly reviews the actual asset allocation of its qualified pension plan and periodically rebalances its investments to achieve the targeted allocation. Alltel continues to believe that an 8.5 percent long-term rate of return on its qualified pension plan assets is a reasonable assumption. For the year ended December 31, 2005, the actual return on qualified pension plan assets was 7.2 percent. Alltel will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust them as necessary. Lowering the expected long-term rate of return on the qualified pension plan assets by 0.50 percent (from 8.50 percent to 8.00 percent) would result in an increase in pension expense of approximately $4.9 million in 2006.

The discount rate selected is based on a review of current market interest rates of high-quality, fixed-rate debt securities adjusted to reflect the duration of expected future cash outflows for pension benefit payments. In developing the discount rate assumption for 2006, Alltel reviewed the high-grade bond indices published by Moody’s and Standard & Poor’s as of December 31, 2005 and other available market data and constructed a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the Company’s pension benefit obligation. The discount rate determined on this basis decreased from 6.00 percent at December 31, 2004 to 5.80 percent at December 31, 2005. Lowering the discount rate by 0.25 percent (from 5.80 percent to 5.55 percent) would result in an increase in pension expense of approximately $8.5 million in 2006.
As of December 31, 2005, Alltel had cumulative unrecognized actuarial losses of $234.5 million, compared to $226.9 million at December 31, 2004. These actuarial losses are included in the calculation of the Company’s annual pension expense subject to the following amortization methodology. Unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized into pension expense on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active plan participants (approximately 14 years at December 31, 2005). In applying this amortization method, the estimated pension expense of $47.9 million for 2006 includes $33.5 million of the unrecognized actuarial loss at December 31, 2005.
Alltel does not expect that any contribution to the plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2006. Future contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan.
Other Postretirement Benefits
The Company provides postretirement healthcare and life insurance benefits for eligible employees. Retired employees share a portion of the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. As further illustrated in Note 9 to the consolidated financial statements, total postretirement expense was $23.9 million in 2005, $25.9 million in 2004 and $25.0 million in 2003. Alltel’s postretirement expense for 2006 is estimated to be approximately $22.8 million.
Annual postretirement expense for 2006 was calculated based upon a number of actuarial assumptions, including a healthcare cost trend rate of 10.00 percent and a discount rate of 5.70 percent. Consistent with the methodology used to determine the appropriate discount rate for the Company’s pension obligations, the discount rate selected for postretirement benefits is based on a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the benefit obligation. The discount rate determined on this basis decreased from 6.00 percent at December 31, 2004 to 5.70 percent at December 31, 2005. Lowering the discount rate by 0.25 percent (from 5.70 percent to 5.45 percent) would result in an increase in postretirement expense of approximately $0.5 million in 2006.
The healthcare cost trend rate is based on the Company’s actual medical claims experience and future projections of medical costs. For the year ended December 31, 2005, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.3 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $1.1 million.
Off-Balance Sheet Arrangements
The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity. As defined by the Securities and Exchange Commission’s rules and regulations, the Company is a party to off-balance sheet arrangements, consisting of certain guarantees related to the sale of assets. Information pertaining to these arrangements is presented below.
Guarantees
As further discussed in Note 14 to the consolidated financial statements, in conjunction with the sale of the financial services division to Fidelity National, Alltel agreed to indemnify Fidelity National for any damages resulting from Alltel’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million. The Company believes because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company. Accordingly, the Company has not recorded a liability related to it. Alltel also agreed to indemnify Fidelity

National from any future tax liability imposed on the financial services division related to periods prior to the date of sale. Alltel’s obligation to Fidelity National under this indemnification is not subject to a maximum amount. At December 31, 2005, the Company has recorded a liability for tax contingencies of approximately $8.0 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.
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
Contractual Obligations and Commitments
Set forth below is a summary of Alltel’s material contractual obligations and commitments as of December 31, 2005:

	Payments Due by Period
	Less than	1-3	3-5	More than
(Millions)	1 Year	Years	Years	5 Years	Total
Long-term debt, excluding commercial paper (a)	$205.1	$1,532.0	$665.0	$2,569.2	$4,971.3
Commercial paper	1,000.0	–	–	–	1,000.0
Interest payments on long-term debt obligations	326.5	514.9	442.7	2,051.1	3,335.2
Operating leases	237.8	338.9	162.8	151.7	891.2
Cash payment to complete pending acquisition (b)	1,075.0	–	–	–	1,075.0
Purchase obligations (c)	104.2	66.6	1.8	–	172.6
Site maintenance fees – cell sites (d)	31.7	68.2	75.1	253.2	428.2
Other long-term liabilities (e)	212.1	484.5	344.0	1,432.1	2,472.7

Total contractual obligations and commitments	$3,192.4	$3,005.1	$1,691.4	$6,457.3	$14,346.2

(a)	Includes current maturities of $205.1 million. Excludes $(11.9) million of unamortized discounts and the fair value of interest rate swap agreements of $28.6 million included in long-term debt at December 31, 2005.

(b)	As previously discussed, on November 18, 2005, Alltel announced that it had entered into a definitive agreement to purchase Midwest Wireless for $1.075 billion in cash. This transaction is expected to close by mid-year of 2006.

(c)	Purchase obligations represent amounts payable under noncancellable contracts and include commitments for wireless handset purchases, network facilities and transport services, agreements for software licensing and long-term marketing programs.

(d)	In connection with the leasing of 1,773 of the Company’s cell site towers to American Tower, Alltel is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement, which expires in phases during 2016 and 2017.

(e)	Other long-term liabilities primarily consist of deferred tax liabilities, minority interests, other postretirement benefit obligations, and deferred compensation. Deferred rental revenue of $337.2 million related to Alltel’s agreement to lease cell site towers to American Tower was not included in the table above. The deferred rental revenue represents cash proceeds received in advance by Alltel under terms of the agreement and will be recognized as revenue ratably over the remaining lease term.
Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2005, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments. (See Notes 5, 16, 17 and 20 to the consolidated financial statements for additional information regarding certain of the obligations and commitments listed above.)

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
Equity Price Risk
Changes in equity prices primarily affect the fair value of Alltel’s investments in marketable equity securities. Fair value for investments was determined using quoted market prices. Through its merger with Western Wireless, Alltel acquired marketable equity securities. At December 31, 2005, the fair market value of the marketable equity securities held by Alltel amounted to $166.5 million and included unrealized holding gains of $22.3 million. Comparatively, at December 31, 2004, investments in marketable equity securities, consisting solely of the Company’s investment in Fidelity National common stock, amounted to $511.8 million and included unrealized holding gains of $153.9 million. As further discussed in Note 12 to the consolidated financial statements, on April 6, 2005, Alltel sold its investment in Fidelity National common stock and received proceeds of $350.8 million. A hypothetical 10 percent decrease in quoted market prices would result in a $16.7 million decrease in the fair value of the Company’s marketable equity securities at December 31, 2005.
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
As of December 31, 2005, the Company had $1.0 billion of commercial paper outstanding and had entered into five, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $925.0 million to convert fixed interest rate payments to variable. The maturities of the five interest rate swaps range from January 15, 2008 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by the Company was 4.2 percent at December 31, 2005. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $19.2 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $19.2 million.
As of December 31, 2004, the Company had no commercial paper borrowings outstanding and had entered into six, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $1.0 billion to convert fixed-interest-rate payments to variable. The maturities of the six interest rate swaps ranged from March 1, 2006 to November 1, 2013. The weighted average variable rate paid by Alltel was 2.1 percent at December 31, 2004. A hypothetical increase of 100 basis points in variable interest rates would have reduced annual pre-tax earnings in 2004 by approximately $10.0 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would have increased annual pre-tax earnings in 2004 by approximately $10.0 million.
Foreign Currency Exchange Risk
As further discussed in Note 14 to the consolidated financial statements, Alltel has entered into a definitive agreement to sell its international operations acquired from Western Wireless in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros or approximately $1.6 billion at then current exchange rates. At December 31, 2005, Alltel had entered into a foreign currency forward exchange contract to hedge its net investment in the Austrian operations. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, changes in the fair value of the contract due to exchange rate fluctuations were recorded in shareholders’ equity (foreign currency translation adjustment) and offset the effect of foreign currency changes in the value of the net investment being hedged. Alltel has not hedged the translation exposure to foreign currency changes in the value of the other remaining international operations that are held for sale as of December 31, 2005. A hypothetical 10 percent decrease in the value of the U.S. dollar against the euro would result in a $129.0 million decrease in the fair value of Alltel’s foreign currency forward exchange contract at December 31, 2005.

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
In evaluating the collectibility of its trade receivables, Alltel assesses a number of factors including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records an allowance for doubtful accounts to reduce the related receivables to the amount the Company ultimately expects to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, Alltel’s estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements. At December 31, 2005, the Company’s allowance for doubtful accounts was $84.7 million. A 10 percent increase in this reserve would have increased the provision for doubtful accounts by $8.5 million for the year ended December 31, 2005.
The calculation of the annual costs of providing pension and postretirement benefits are based on certain key actuarial assumptions as disclosed in Note 9 to the consolidated financial statements. As previously discussed, the discount rate selected is based on a review of current market interest rates on high-quality, fixed-rate debt securities adjusted to reflect the Company’s longer duration of expected future cash outflows for benefit payments. The expected return on plan assets reflects management’s view of the long-term returns available in the investment market based on historical averages and consultation with investment advisors. The healthcare cost trend rate is based on the Company’s actual medical claims experience and future projections of medical costs. See “Pension Plans” and “Other Postretirement Benefits” for the effects on the Company’s future benefit costs resulting from changes in these key assumptions.
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Although Alltel believes it is unlikely that any significant changes to the useful lives of its tangible or finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results. As previously discussed, during 2005 and 2004, Alltel reduced the depreciation rates for certain of its wireline operations based on the results of studies of depreciable lives completed by the Company. During 2006, Alltel expects to review the depreciation rates utilized in its remaining wireline operations. At this time, Alltel cannot estimate what effects, if any, the results of those studies will have on depreciation and amortization expense in 2006. An extension of the average useful life of the Company’s property, plant and equipment of one year would decrease depreciation expense by approximately $119.3 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $161.2 million per year. At December 31, 2005, the Company’s unamortized finite-lived intangible assets consisted of wireless customer lists of $384.6 million, wireline customer list of $46.6 million, wireline franchise rights of $6.1 million and a wireless roaming agreement of $5.4 million. The majority of Alltel’s wireless customer list intangible assets consist of the customer list recorded in connection with the Western Wireless acquisition, which is being amortized over an estimated useful life of five years using the sum-of-the-years digit method. Substantially all of Alltel’s remaining wireless finite-lived intangible assets are amortized on a straight-line basis over three to five years, while the wireline finite-lived intangible assets are amortized on a straight-line basis over ten to fifteen years. An extension of the average useful life of the Company’s finite-lived intangible assets of one year would have decreased amortization expense by approximately $26.9 million in 2005, while a reduction in the average useful life of one year would have increased amortization expense by $38.9 million in 2005.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Alltel tests its goodwill and other indefinite-lived intangible assets for impairment at least annually, which requires the Company to determine the fair value of these intangible assets, as well as the fair value of its reporting units. For purposes of testing goodwill, fair value of the reporting units is determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies. The Company’s indefinite-lived intangible assets consist of its cellular and Personal Communications Services (“PCS”) licenses (the “wireless licenses”) and the wireline franchise rights in Kentucky acquired in 2002. Fair value of the other indefinite-lived intangible assets is determined based on the discounted cash flows of the related business segment. During 2005 and 2004, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. In addition, reducing the calculated fair values of goodwill and the wireless licenses by 10 percent and the wireline franchise rights by 5 percent would not have resulted in an impairment of the carrying value of the related assets in either 2005 or 2004. Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and the Company’s future consolidated operating results.
The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 13 to the consolidated financial statements and reflect Alltel’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal, state and foreign taxing authorities. Included in the calculation of the Company’s annual income tax expense are the effects of changes, if any, to Alltel’s income tax contingency reserves. Alltel maintains income tax contingency reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined based upon the Company’s judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserves could materially affect the Company’s future consolidated operating results in the period of change.
A number of years may elapse before a particular matter for which Alltel has established a reserve is audited and finally resolved. The number of years for which the Company still has audits open varies depending upon the tax jurisdiction. The IRS completed the examination of Alltel’s consolidated tax returns for the tax periods 1997 through 2001 and Alltel is currently at the Appeals Office with respect to a number of issues. In addition, the IRS is currently examining the Company’s consolidated tax returns for 2002 and 2003. While it is often difficult to predict the final outcome or timing of the resolution, Alltel believes that its reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of income tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to the tax reserves, a cash outlay for settlement and a possible increase to Alltel’s annual tax provision in the year of resolution.
In accounting for business combinations, Alltel applies the accounting requirements of SFAS No. 141, “Business Combinations”, which requires the Company to record the net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, Alltel analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Alltel engages third party valuation specialists to assist in the determination of fair value estimates. Changes to the assumptions used to estimate fair value could materially affect the recorded amounts for acquired assets and assumed liabilities, including but not limited to, property, plant and equipment, cellular licenses, customer lists, goodwill, long-term debt, and deferred income taxes. Significant changes to the recorded amounts could have a material impact on Alltel’s future operating results, including changes in depreciation and amortization expense resulting from higher or lower fair values assigned to property, plant and equipment and finite-lived intangible assets and changes in interest expense resulting from fair value adjustments to long-term debt and the corresponding amortization of the recorded premium or discount.
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
Upon adoption of the standard on January 1, 2006, the Company will follow the modified prospective transition method and expects to value its share-based payment transactions using a Black-Scholes valuation model. Under the modified prospective transition method, Alltel will recognize compensation cost in its consolidated financial statements for all awards granted after January 1, 2006 and for all existing awards for which the requisite service has not been rendered as of the date of adoption. Prior period operating results will not be restated. At December 31, 2005, the total unamortized compensation cost for nonvested stock option awards amounted to $40.4 million and is expected to be recognized ratably over a weighted average period of 3 years. The pro forma compensation expense amounts reflected in the table under “Stock-Based Compensation” on page F-57 are expected to approximate the effect of the adoption of SFAS No. 123(R) on Alltel’s future reported consolidated results of operations.
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Alltel and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Examples of such forward-looking statements include statements regarding Alltel’s future cash dividend policy, forecasts of segment capital requirements for 2006, and future contractual obligation and commitment payments. Alltel disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with pending acquisitions and dispositions, including the pending acquisition of Midwest Wireless and the pending dispositions of the Austrian, Bolivian and Haitian operations and the wireline business; the risks associated with the integration of acquired businesses, including the integration of Western Wireless; the uncertainties related to any discussions or negotiations regarding the sale of any remaining international assets; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate credit and debt markets necessary to consummate the disposition of the wireline business; the uncertainties related to Alltel’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.
In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

SELECTED FINANCIAL DATA
The following table presents certain selected consolidated financial data as of and for the years ended December 31:

(Millions, except per share amounts)	2005	2004	2003	2002	2001	2000

Revenues and sales	$9,487.0	$8,246.1	$7,979.9	$7,112.4	$6,615.8	$6,308.9

Operating expenses	7,337.2	6,273.6	6,062.9	5,322.8	4,990.8	4,757.4
Restructuring and other charges	58.7	50.9	19.0	69.9	76.3	15.3

Total costs and expenses	7,395.9	6,324.5	6,081.9	5,392.7	5,067.1	4,772.7

Operating income	2,091.1	1,921.6	1,898.0	1,719.7	1,548.7	1,536.2
Non-operating income (expense), net	133.1	22.9	(3.2)	(5.3)	(14.1)	27.6
Interest expense	(332.6)	(352.5)	(378.6)	(355.1)	(261.2)	(284.3)
Gain on disposal of assets, write-down of investments and other, net	218.8	–	17.9	1.0	357.6	1,928.5

Income from continuing operations before income taxes	2,110.4	1,592.0	1,534.1	1,360.3	1,631.0	3,208.0
Income taxes	801.9	565.3	580.6	510.2	653.0	1,325.3

Income from continuing operations	1,308.5	1,026.7	953.5	850.1	978.0	1,882.7
Discontinued operations, net of tax	30.3	19.5	361.0	74.2	69.5	82.7

Income before cumulative effect of accounting change	1,338.8	1,046.2	1,314.5	924.3	1,047.5	1,965.4
Cumulative effect of accounting change, net of tax	(7.4)	–	15.6	–	19.5	(36.6)

Net income	1,331.4	1,046.2	1,330.1	924.3	1,067.0	1,928.8
Preferred dividends	0.1	0.1	0.1	0.1	0.1	0.1

Net income applicable to common shares	$1,331.3	$1,046.1	$1,330.0	$924.2	$1,066.9	$1,928.7

Basic earnings per share:
Income from continuing operations	$3.84	$3.34	$3.06	$2.73	$3.14	$5.99
Income from discontinued operations	.09	.06	1.16	.24	.22	.26
Cumulative effect of accounting change	(.02)	–	.05	–	.06	(.12)

Net income	$3.91	$3.40	$4.27	$2.97	$3.42	$6.13

Diluted earnings per share:
Income from continuing operations	$3.80	$3.33	$3.05	$2.72	$3.12	$5.94
Income from discontinued operations	.09	.06	1.15	.24	.22	.26
Cumulative effect of accounting change	(.02)	–	.05	–	.06	(.12)

Net income	$3.87	$3.39	$4.25	$2.96	$3.40	$6.08

Dividends per common share	$1.525	$1.49	$1.42	$1.37	$1.33	$1.29
Weighted average common shares:
Basic	340.8	307.3	311.8	311.0	311.4	314.4
Diluted	344.1	308.4	312.8	312.3	313.5	317.2

Pro forma amounts assuming accounting changes applied retroactively:
Net income	$1,338.8	$1,045.8	$1,314.1	$925.1	$1,047.5	$1,970.1
Basic earnings per share	$3.93	$3.40	$4.21	$2.97	$3.36	$6.27
Diluted earnings per share	$3.89	$3.39	$4.20	$2.96	$3.34	$6.21

Total assets	$24,013.1	$16,603.7	$16,661.1	$16,244.6	$12,500.7	$12,087.2
Total shareholders’ equity	$13,015.5	$7,128.7	$7,022.2	$5,998.1	$5,565.8	$5,095.4
Total redeemable preferred stock and long-term debt (including current maturities)	$5,988.8	$5,578.3	$5,859.4	$6,641.1	$3,913.0	$4,673.3

Notes to Selected Financial Information:
See Note 14 to the consolidated financial statements for a discussion of the Company’s discontinued operations.

A.	Net income for 2005 included $18.5 million of integration expenses incurred in connection with the Company’s exchange of wireless assets with Cingular Wireless LLC (“Cingular”) and purchase of wireless properties from Public Service Cellular, Inc. The integration expenses primarily consisted of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless Corporation, primarily consisting of system conversion and relocation costs. In addition, the Company incurred $4.4 million of severance and employee benefit costs related to a workforce reduction in its wireline operations. The Company also incurred $31.3 million of incremental costs, principally consisting of investment banker, audit and legal fees, related to the pending spin off its wireline business to Alltel stockholders and merger with Valor Communications Group, Inc. These transactions decreased net income $48.1 million or $.14 per share. (See Note 10 to the consolidated financial statements.) Net income for 2005 included the effect of a special cash dividend of $111.0 million related to the Company’s investment in Fidelity National Financial, Inc. (“Fidelity National”) common stock, which increased net income $69.8 million or $.20 per share. (See Note 11 to the consolidated financial statements.) Net income for 2005 included pretax gains of $158.0 million related to Alltel’s exchange of certain wireless assets with Cingular. During 2005, Alltel also completed the sale of all of its shares of Fidelity National common stock and recognized a pretax gain of $75.8 million. In addition, Alltel incurred pretax termination fees of $15.0 million related to the early retirement of long-term debt and a related interest rate swap agreement. These transactions increased net income $136.7 million or $.40 per share. (See Note 12 to the consolidated financial statements.) Effective December 31, 2005, Alltel adopted FIN 47 in accounting for conditional asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, or $.02 per share. (See Note 2 to the consolidated financial statements.)

Notes to Selected Financial Information, Continued:
B.	Net income for 2004 included pretax charges of $28.4 million related to a planned workforce reduction and the exit of its competitive local exchange carrier operations in the Jacksonville, Florida market. In addition, Alltel recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. Alltel also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities of $24.8 million. These transactions decreased net income $31.1 million or $.10 per share. (See Note 10 to the consolidated financial statements.) Net income for 2004 also reflected a reduction in income tax expense associated with continuing operations of $19.7 million, or $.06 per share, resulting from Alltel’s adjustment of its income tax contingency reserves to reflect the results of audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001. (See Note 2 to the consolidated financial statements.)

C.	Net income for 2003 included pretax charges of $8.5 million primarily related to the closing of certain call center locations and the write-off of $13.2 million of certain capitalized software development costs with no alternative future use or functionality. The Company also recorded a $2.7 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003 to reflect differences between estimated and actual costs paid in completing the previous planned restructuring activities. These transactions decreased net income $11.5 million or $.04 per share. (See Note 10 to the consolidated financial statements.) Net income for 2003 also included a pretax gain of $31.0 million realized from the sale of certain assets of the telecommunications information services operations, partially offset by pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships. In addition, Alltel incurred pretax termination fees of $7.1 million related to the early retirement of long-term debt. These transactions increased net income $10.7 million or $.04 per share. (See Note 12 to the consolidated financial statements.) Effective January 1, 2003, Alltel adopted SFAS No. 143 in accounting for asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million, or $.05 per share. (See Note 2 to the consolidated financial statements.)

D.	Net income for 2002 included pretax charges of $34.0 million incurred in connection with restructuring Alltel’s competitive local exchange carrier, call center and retail store operations and with the closing of seven product distribution centers. The Company also incurred integration expenses of $28.8 million related to its acquisitions of wireline properties from Verizon Communications, Inc. and wireless properties from CenturyTel, Inc. Alltel also recorded write-downs in the carrying value of certain cell site equipment of $7.1 million. These charges decreased net income $42.3 million or $.14 per share. Net income for 2002 included a pretax gain of $22.1 million realized from the sale of a wireless property, partially offset by pretax write-downs of $16.3 million related to investments in marketable securities. Alltel also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership that was initially recorded in 2001. These transactions increased net income $0.6 million or less than $.01 per share.

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

(Millions, except per share amounts)	2001	2000

Income from continuing operations	$1,068.9	$1,972.7
Basic earnings per share	$3.43	$6.27
Diluted earnings per share	$3.41	$6.22

Income before cumulative effect of accounting change	$1,140.6	$2,057.0
Basic earnings per share	$3.66	$6.55
Diluted earnings per share	$3.64	$6.49

Net income	$1,160.1	$2,020.4
Basic earnings per share	$3.72	$6.43
Diluted earnings per share	$3.70	$6.37

E.	Net income for 2001 included pretax gains of $347.8 million from the sale of PCS licenses, a pretax gain of $9.5 million from the dissolution of a wireless partnership and a pretax gain of $3.2 million from the sale of certain investments. Net income also included pretax termination fees of $2.9 million incurred due to the early retirement of debt. These transactions increased net income $212.7 million or $.68 per share. Net income also included pretax charges of $61.2 million incurred in connection with the restructuring of the Company’s regional communications, product distribution and corporate operations. The Company also recorded write-downs in the carrying value of certain cell site equipment totaling $15.1 million. These charges decreased net income $45.3 million or $.14 per share. Effective January 1, 2001, the Company changed its method of accounting for a subsidiary’s pension plan to conform to the Company’s primary pension plan. The cumulative effect of this accounting change resulted in a non-cash credit of $19.5 million, net of income tax expense of $13.0 million, or $.06 per share.

F.	Net income for 2000 included pretax gains of $1,345.5 million from the exchange of wireless properties with Bell Atlantic Corporation and GTE Corporation, pretax gains of $36.0 million from the sale of certain wireless assets and pretax gains of $562.0 million from the sale of investments, principally consisting of WorldCom, Inc. common stock. Net income also included a pretax write-down of $15.0 million in the Company’s investment in an Internet access service provider. These transactions increased net income $1,124.3 million or $3.58 per share. Net income also included integration costs and other charges of $15.3 million primarily incurred in connection with the acquisition of wireless assets. The Company also incurred a pretax charge of $11.5 million in connection with a litigation settlement. These charges decreased net income $16.1 million or $.05 per share. Effective January 1, 2000, the Company changed its method of recognizing wireless access revenues and certain customer activation fees. The cumulative effect of this accounting change resulted in a non-cash charge of $36.6 million, net of income tax benefit of $23.3 million or $.12 per share.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
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
The Audit Committee of the Board of Directors, which oversees Alltel’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent registered public accounting firm, and the internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Alltel management and the Board of Directors. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.
Dated March 10, 2006

Scott T. Ford	Sharilyn S. Gasaway
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.
Management has excluded the international operations of Western Wireless Corporation, a wholly-owned subsidiary of the Company, from its assessment of internal control over financial reporting as of March 10, 2006 because it was acquired by the Company in a purchase business combination completed during the third quarter of 2005. The international operations of Western Wireless are classified as held for sale and whose results of operations are reported in discontinued operations as of December 31, 2005. The international operations of Western Wireless included in assets held for sale, liabilities held for sale and results of operations reported in discontinued operations represent approximately 8.1%, 2.7% and 1.6%, respectively, of the Company’s consolidated total assets, total liabilities and net income, respectively, as of and for the year ended December 31, 2005.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Dated March 10, 2006

Scott T. Ford	Sharilyn S. Gasaway
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Alltel Corporation:
We have completed integrated audits of Alltel Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Alltel Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 to the financial statements, the Company changed its method of accounting for asset retirement obligations as a result of adopting Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations” as of January 1, 2003 and as a result of adopting Financial Accounting Standards Board Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” as of December 31, 2005.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Western Wireless International from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Western Wireless International from our audit of internal control over financial reporting. Western Wireless International is a wholly-owned subsidiary whose assets and liabilities are classified as held for sale and whose results of operations are reported in discontinued operations as of December 31, 2005. Western Wireless International’s assets held for sale, liabilities held for sale and results of operations reported in discontinued operations represent approximately 8.1%, 2.7% and 1.6%, respectively, of the Company’s consolidated total assets, total liabilities and net income, respectively, as of and for the year ended December 31, 2005.
PricewaterhouseCoopers LLP
Little Rock, AR
March 10, 2006

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2005	2004	2003

Revenues and sales:
Service revenues	$8,380.5	$7,374.3	$7,156.1
Product sales	1,106.5	871.8	823.8

Total revenues and sales	9,487.0	8,246.1	7,979.9

Costs and expenses:
Cost of services (excluding depreciation of $996.1, $958.4 and $906.3 in 2005, 2004 and 2003, respectively included below)	2,743.8	2,374.2	2,273.6
Cost of products sold	1,315.3	1,075.5	1,043.5
Selling, general, administrative and other	1,795.5	1,524.2	1,498.1
Depreciation and amortization	1,482.6	1,299.7	1,247.7
Restructuring and other charges	58.7	50.9	19.0

Total costs and expenses	7,395.9	6,324.5	6,081.9

Operating income	2,091.1	1,921.6	1,898.0

Equity earnings in unconsolidated partnerships	43.4	68.5	64.4
Minority interest in consolidated partnerships	(69.1)	(80.1)	(78.6)
Other income, net	158.8	34.5	11.0
Interest expense	(332.6)	(352.5)	(378.6)
Gain on disposal of assets, write-down of investments and other	218.8	–	17.9

Income from continuing operations before income taxes	2,110.4	1,592.0	1,534.1
Income taxes	801.9	565.3	580.6

Income from continuing operations	1,308.5	1,026.7	953.5
Discontinued operations (net of income tax expense (benefit) of $50.0 in 2005, $(19.5) in 2004 and $256.2 in 2003)	30.3	19.5	361.0

Income before cumulative effect of accounting change	1,338.8	1,046.2	1,314.5
Cumulative effect of accounting change (net of income tax expense (benefit) of $(4.6) in 2005 and $10.3 in 2003)	(7.4)	–	15.6

Net income	1,331.4	1,046.2	1,330.1
Preferred dividends	0.1	0.1	0.1

Net income applicable to common shares	$1,331.3	$1,046.1	$1,330.0

Earnings per share:
Basic:
Income from continuing operations	$3.84	$3.34	$3.06
Income from discontinued operations	.09	.06	1.16
Cumulative effect of accounting change	(.02)	–	.05

Net income	$3.91	$3.40	$4.27

Diluted:
Income from continuing operations	$3.80	$3.33	$3.05
Income from discontinued operations	.09	.06	1.15
Cumulative effect of accounting change	(.02)	–	.05

Net income	$3.87	$3.39	$4.25

Pro forma amounts assuming changes in accounting principles were applied retroactively:
Net income as reported:	$1,331.4	$1,046.2	$1,330.1
Effect of recognition of conditional asset retirement obligations	7.4	(0.4)	(0.4)
Effect of recognition of asset retirement obligations	–	–	(15.6)

Net income as adjusted	$1,338.8	$1,045.8	$1,314.1

Earnings per share as adjusted:
Basic	$3.93	$3.40	$4.21
Diluted	$3.89	$3.39	$4.20

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in millions, except per share amounts)

Assets	2005	2004

Current Assets:
Cash and short-term investments	$989.2	$484.9
Accounts receivable (less allowance for doubtful accounts of $84.7 and $53.6, respectively)	1,077.2	912.7
Inventories	232.6	156.8
Prepaid expenses and other	115.2	62.4
Assets held for sale	1,951.2	–

Total current assets	4,365.4	1,616.8

Investments	358.4	804.9
Goodwill	8,677.3	4,875.7
Other intangibles	2,179.1	1,306.1

Property, Plant and Equipment:
Land	298.6	278.1
Buildings and improvements	1,211.4	1,134.8
Wireline	6,942.0	6,735.8
Wireless	6,852.6	5,764.0
Information processing	1,187.2	1,048.4
Other	530.3	489.9
Under construction	475.4	385.3

Total property, plant and equipment	17,497.5	15,836.3
Less accumulated depreciation	9,433.9	8,288.2

Net property, plant and equipment	8,063.6	7,548.1

Other assets	369.3	452.1

Total Assets	$24,013.1	$16,603.7

Liabilities and Shareholders’ Equity

Current Liabilities:
Current maturities of long-term debt	$205.1	$225.0
Accounts payable	645.4	448.2
Advance payments and customer deposits	240.5	219.3
Accrued taxes	174.7	158.2
Accrued dividends	147.8	105.9
Accrued interest	102.5	120.2
Current deferred income taxes	339.0	–
Other current liabilities	255.4	183.5
Liabilities related to assets held for sale	294.4	–

Total current liabilities	2,404.8	1,460.3

Long-term debt	5,782.9	5,352.4
Deferred income taxes	1,860.9	1,715.1
Other liabilities	949.0	947.2

Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 11,122 shares in 2005 and 12,288 shares in 2004 issued and outstanding	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized, 383,605,936 shares in 2005 and 302,267,959 shares in 2004 issued and outstanding	383.6	302.3
Additional paid-in capital	5,339.3	197.9
Unrealized holding gain on investments	22.3	153.9
Foreign currency translation adjustment	(2.8)	0.5
Retained earnings	7,272.8	6,473.8

Total shareholders’ equity	13,015.5	7,128.7

Total Liabilities and Shareholders’ Equity	$24,013.1	$16,603.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2005	2004	2003

Cash Provided from Operations:
Net income	$1,331.4	$1,046.2	$1,330.1
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(30.3)	(19.5)	(361.0)
Cumulative effect of accounting change	7.4	–	(15.6)
Depreciation and amortization	1,482.6	1,299.7	1,247.7
Provision for doubtful accounts	221.7	184.9	184.7
Non-cash portion of restructuring and other charges	15.0	25.6	13.2
Non-cash portion of gain on disposal of assets, write-down of investments and other	(232.7)	–	(25.0)
Increase in deferred income taxes	78.6	263.4	225.0
Reversal of income tax contingency reserves due to IRS audits	–	(19.7)	–
Other, net	8.0	(14.4)	(11.4)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(233.8)	(206.1)	(79.7)
Inventories	(45.0)	(33.9)	17.1
Accounts payable	145.6	(27.2)	21.8
Other current liabilities	(77.5)	70.6	30.2
Other, net	26.0	(102.8)	(102.4)

Net cash provided from operations	2,697.0	2,466.8	2,474.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,302.4)	(1,125.4)	(1,137.7)
Additions to capitalized software development costs	(47.2)	(32.3)	(56.7)
Additions to investments	(0.9)	(3.2)	(13.5)
Purchases of property, net of cash acquired	(1,137.6)	(185.1)	(160.6)
Proceeds from the sale of assets	84.4	–	46.1
Proceeds from the sale of investments	353.9	–	–
Proceeds from the return on investments	36.9	88.6	48.3
Other, net	13.7	(1.0)	8.2

Net cash used in investing activities	(1,999.2)	(1,258.4)	(1,265.9)

Cash Flows from Financing Activities:
Dividends on common and preferred stock	(490.5)	(467.6)	(436.4)
Reductions in long-term debt	(2,677.8)	(277.3)	(763.4)
Repurchases of common stock	–	(595.3)	–
Distributions to minority investors	(65.6)	(66.9)	(67.5)
Long-term debt issued, net of issuance costs	1,000.0	–	–
Common stock issued	1,463.5	25.9	49.1

Net cash used in financing activities	(770.4)	(1,381.2)	(1,218.2)

Cash Flows from Discontinued Operations: (Revised See Note 2)
Cash provided from (used in) operating activities	147.4	–	(231.5)
Cash provided from investing activities	534.5	–	763.4
Cash used in financing activities	(65.8)	–	(0.1)

Net cash provided from discontinued operations	616.1	–	531.8

Effect of exchange rate changes on cash and short-term investments	(39.2)	(0.1)	0.8

Increase (decrease) in cash and short-term investments	504.3	(172.9)	523.2
Cash and Short-term Investments:
Beginning of the year	484.9	657.8	134.6

End of the year	$989.2	$484.9	$657.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Millions)

				Unrealized	Foreign
			Additional	Holding	Currency
	Preferred	Common	Paid-In	Gain On	Translation	Retained
	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total

Balance at December 31, 2002	$0.4	$311.2	$695.7	$–	$(6.9)	$4,997.7	$5,998.1

Net income	–	–	–	–	–	1,330.1	1,330.1
Other comprehensive income, net of tax: (See Note 15)
Unrealized holding gains on investments, net of reclassification adjustments	–	–	–	73.6	–	–	73.6
Foreign currency translation adjustment, net of reclassification adjustments	–	–	–	–	7.5	–	7.5

Comprehensive income	–	–	–	73.6	7.5	1,330.1	1,411.2

Employee plans, net	–	1.4	47.7	–	–	–	49.1
Tax benefit for non-qualified stock options	–	–	6.7	–	–	–	6.7
Dividends:
Common – $1.42 per share	–	–	–	–	–	(442.8)	(442.8)
Preferred	–	–	–	–	–	(0.1)	(0.1)

Balance at December 31, 2003	$0.4	$312.6	$750.1	$73.6	$0.6	$5,884.9	$7,022.2

Net income	–	–	–	–	–	1,046.2	1,046.2
Other comprehensive income, net of tax: (See Note 15)
Unrealized holding gains on investments, net of reclassification adjustments	–	–	–	80.3	–	–	80.3
Foreign currency translation adjustment	–	–	–	–	(0.1)	–	(0.1)

Comprehensive income	–	–	–	80.3	(0.1)	1,046.2	1,126.4

Employee plans, net	–	0.6	25.2	–	–	–	25.8
Restricted stock, net of unearned compensation	–	0.2	2.8	–	–	–	3.0
Tax benefit for non-qualified stock options	–	–	3.9	–	–	–	3.9
Conversion of preferred stock	(0.1)	0.1	–	–	–	–	–
Repurchases of stock	–	(11.2)	(584.1)	–	–	–	(595.3)
Dividends:
Common – $1.49 per share	–	–	–	–	–	(457.2)	(457.2)
Preferred	–	–	–	–	–	(0.1)	(0.1)

Balance at December 31, 2004	$0.3	$302.3	$197.9	$153.9	$0.5	$6,473.8	$7,128.7

Net income	–	–	–	–	–	1,331.4	1,331.4
Other comprehensive income, net of tax: (See Note 15)
Unrealized holding losses on investments, net of reclassification adjustments	–	–	–	(131.6)	–	–	(131.6)
Foreign currency translation adjustment	–	–	–	–	(3.3)	–	(3.3)

Comprehensive income	–	–	–	(131.6)	(3.3)	1,331.4	1,196.5

Acquisitions (See Note 3)	–	54.3	3,688.2	–	–	–	3,742.5
Settle purchase obligation related to equity units (See Note 5)	–	24.5	1,360.5	–	–	–	1,385.0
Employee plans, net	–	2.3	77.5	–	–	–	79.8
Restricted stock, net of unearned compensation	–	0.2	5.3	–	–	–	5.5
Tax benefit for non-qualified stock options	–	–	9.9	–	–	–	9.9
Dividends:
Common – $1.525 per share	–	–	–	–	–	(532.3)	(532.3)
Preferred	–	–	–	–	–	(0.1)	(0.1)

Balance at December 31, 2005	$0.3	$383.6	$5,339.3	$22.3	$(2.8)	$7,272.8	$13,015.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
Description of Business– ALLTEL Corporation (“Alltel” or the “Company”), a Delaware corporation, is a customer-focused communications company. Alltel owns subsidiaries that provide wireless and wireline local, long-distance, network access, and Internet services. Telecommunications products are warehoused and sold by the Company’s distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. In addition, a subsidiary provides billing, customer care and other data processing and outsourcing services to telecommunications companies. (See Note 18 for additional information regarding Alltel’s business segments.)

Basis of Presentation– Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. The consolidated financial statements include the accounts of Alltel, its subsidiary companies, majority-owned partnerships and controlled business ventures. Investments in 20 percent to 50 percent owned entities and all unconsolidated partnerships are accounted for using the equity method. Investments in less than 20 percent owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method. All intercompany transactions, except those with certain affiliates described below, have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.

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

Regulatory Accounting– The Company’s wireline subsidiaries, except for certain operations acquired in Kentucky in 2002 and Nebraska in 1999, follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company’s wireline subsidiaries to depreciate wireline plant over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the wireline subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company reviews these criteria on a quarterly basis to determine whether the continuing application of SFAS No. 71 is appropriate. In assessing the continued applicability of SFAS No. 71, the Company monitors the following:
•	Level of competition in its markets. To date, competition has not had a significant adverse effect on the operating results of the Company’s ILEC subsidiaries, primarily because these subsidiaries provide wireline telecommunications services in mostly rural areas. To date, ILEC subsidiaries have not been required to discount intrastate service rates in response to competitive pressures.

•	Level of revenues and access lines currently subject to rate-of-return regulation or which could revert back to rate-of-return regulation in the future. For the ILEC subsidiaries that follow SFAS No. 71, all interstate revenues are subject to rate-of-return regulation. The majority of the ILEC subsidiaries’ remaining intrastate revenues are either subject to rate-of-return regulation or could become subject to rate-of-return regulation upon election by the Company, subject in certain cases to approval by the state public service commissions.

•	Level of profitability of the ILEC subsidiaries. Currently, the prices charged to customers for interstate and intrastate services continue to be sufficient to recover the specific costs of the ILEC subsidiaries in providing these services to customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Transactions with Certain Affiliates– ALLTEL Communications Products, Inc. sells equipment to wireline subsidiaries of the Company ($134.4 million in 2005, $85.9 million in 2004 and $123.7 million in 2003) as well as to other affiliated and non-affiliated communications companies and other companies in related industries. The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements. ALLTEL Publishing Corporation (“ALLTEL Publishing”) contracts with the wireline subsidiaries to provide directory publishing services which include the publication of a standard directory at no charge. ALLTEL Publishing bills the wireline subsidiaries for services not covered by the standard contract ($7.6 million in 2005, $7.0 million in 2004 and $7.3 million in 2003). Wireline revenues and sales include directory royalties received from ALLTEL Publishing ($35.8 million in 2005, $40.1 million in 2004 and $42.9 million in 2003) and amounts billed to other affiliates ($64.8 million in 2005, $96.2 million in 2004 and $92.7 million in 2003) for interconnection and toll services. These intercompany transactions have not been eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing subsidiaries are included in the wireline subsidiaries’ (excluding the acquired operations in Kentucky and Nebraska) rate base and/or are recovered through the regulatory process.

Cash and Short-term Investments– Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

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

Inventories– Inventories are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation. For wireless equipment, market is determined using replacement cost.

Goodwill and Other Intangible Assets– Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is to be assigned to a company’s reporting units and tested for impairment annually using a consistent measurement date, which for the Company is January 1st of each year. The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount. Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill. Alltel completed step one of the annual impairment reviews of goodwill for both 2005 and 2004 and determined that no write-down in the carrying value of goodwill for any of its reporting units was required. For purposes of completing the annual impairment reviews, fair value of the reporting units was determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies.

The Company’s indefinite-lived intangible assets consist of its cellular and Personal Communications Services (“PCS”) licenses (the “wireless licenses”) and the wireline franchise rights in Kentucky acquired in August 2002. The Company determined that the wireless licenses and wireline franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. The Company’s intangible assets with finite lives are amortized over their estimated useful lives, which are 3 to 10 years for customer lists, 41 months for the roaming agreement and 15 years for franchise rights. SFAS No. 142 also requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts. The wireless licenses are operated as a single asset supporting the Company’s wireless business, and accordingly are aggregated for purposes of testing impairment. For purposes of completing the annual impairment reviews, the fair value of the wireless licenses was determined based on the discounted cash flows of the wireless business segment, while the fair value of the wireline franchise rights was determined based on the discounted cash flows of the acquired operations in Kentucky. Upon completing the annual impairment reviews of its wireless licenses and wireline franchise rights for both 2005 and 2004, the Company determined that no write-down in the carrying value of these assets was required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Investments– Investments in unconsolidated partnerships are accounted for using the equity method. Investments in equity securities are classified as available for sale and are recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All other investments are accounted for using the cost method. Investments are periodically reviewed for impairment. If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.

Investments were as follows at December 31:

(Millions)	2005	2004

Investments in unconsolidated partnerships	$157.2	$257.8
Equity securities	166.5	511.8
Other cost investments	34.7	35.3

	$358.4	$804.9

Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships. The carrying value of excess cost included in investments was $4.7 million and $19.5 million at December 31, 2005 and 2004, respectively.

Property, Plant and Equipment– Property, plant and equipment are stated at original cost. Wireless plant consists of cell site towers, switching, controllers and other radio frequency equipment. Wireline plant consists of aerial and underground cable, conduit, poles, switches and other central office and transmission-related equipment. Information processing plant consists of data processing equipment, purchased software and internal use capitalized software development costs. Other plant consists of furniture, fixtures, vehicles, machinery and equipment. The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. For Alltel’s non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results. The Company’s wireline subsidiaries utilize group composite depreciation. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation, and no gain or loss is recognized on the disposition of the plant. Depreciation expense amounted to $1,370.0 million in 2005, $1,239.0 million in 2004 and $1,187.4 million in 2003. Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Depreciable Lives

Buildings and improvements	5-50 years
Wireline	5-56 years
Wireless	3-21 years
Information processing	3-16 years
Other	3-23 years
The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $19.2 million in 2005, $16.7 million in 2004 and $15.2 million in 2003.

Capitalized Software Development Costs– Software development costs incurred in the application development stage of internal use software are capitalized and recorded in information processing plant in the accompanying consolidated balance sheets. Modifications and upgrades to internal use software are capitalized to the extent such enhancements provide additional functionality. Software maintenance and training costs are expensed as incurred. Internal use software is amortized over periods ranging from three to ten years.

Impairment of Long-Lived Assets– Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. Assets to be disposed of that are not classified as discontinued operations are reported at the lower of their carrying amount or fair value less cost to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Derivative Instruments– The Company uses derivative instruments to manage its exposure to fluctuations in foreign currency exchange rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt, such that the portion of debt subject to variable rates does not exceed 30 percent of Alltel’s total long-term debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes. The Company has entered into interest rate swap agreements and designated these derivatives as fair value hedges. During 2005, Alltel entered into foreign currency forward exchange contracts to hedge the foreign currency exposure of its net investment in its Austrian and Irish operations.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, all derivatives are recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of the derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings along with the corresponding changes in the fair value of the hedged item. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable. Changes in the fair value of the foreign currency forward contract due to exchange rate fluctuations are recorded in shareholders’ equity (foreign currency translation adjustment) and offset the effect of foreign currency changes in the fair value of the net investment being hedged. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in income.

Preferred Stock– Cumulative preferred stock is issuable in series. The Board of Directors is authorized to designate the number of shares and fix the terms. There are 50.0 million shares of no par value cumulative non-voting preferred stock and 50.0 million shares of $25 par value voting cumulative preferred stock authorized. Two series of no par value preferred stock, Series C and Series D, were outstanding at December 31, 2005 and 2004. There were no shares of $25 par value preferred stock outstanding at December 31, 2005 and 2004. The Series C non-redeemable preferred shares are convertible at any time into 5.963 shares of Alltel common stock. The Series D redeemable preferred shares are convertible at any time prior to redemption into 5.486 shares of Alltel common stock. The Series D shares may be redeemed at the option of the Company or the holder at the $28 per share stated value. There were 27,737 shares and 32,190 shares of Series D stock outstanding at December 31, 2005 and 2004, respectively. The outstanding Series D stock of $0.8 million and $0.9 million at December 31, 2005 and 2004, respectively, is included in other liabilities in the accompanying consolidated balance sheets. During 2005, $125,000 of Series D stock was converted into Alltel common stock compared to $94,000 in 2004 and $19,000 in 2003.

Mandatorily Redeemable Financial Instruments– At December 31, 2004, four of Alltel’s consolidated non-wholly owned wireless partnerships had finite lives specified in their partnership agreements, and accordingly, were legally required to be dissolved and terminated at a specified future date, usually 50 or 99 years after formation, and the proceeds distributed to the partners. Under the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the minority interests associated with these partnerships are considered mandatorily redeemable financial instruments, and as such, would be required to be reported as liabilities in Alltel’s consolidated financial statements, initially measured at settlement value, and subsequently remeasured at each balance sheet date with changes in settlement values reported as a component of interest expense. In November 2003, the FASB issued Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150” (“FSP No. 150-3”). FSP No. 150-3 deferred indefinitely the recognition and measurement provisions of SFAS No. 150 applicable to mandatorily redeemable noncontrolling interests, including the minority interests associated with Alltel’s consolidated non-wholly owned partnerships with finite lives. In accordance with FSP No. 150-3, the minority interests associated with the Company’s finite-lived partnerships continue to be reported at book value. During 2005, Alltel acquired the remaining ownership interest in one of the finite-lived partnerships. The estimated settlement value and carrying value of the minority interests for the partnerships within the scope of SFAS No. 150 and FSP No. 150-3 were as follows at December 31:

(Millions)	2005		2004

	Settlement	Carrying	Settlement	Carrying
	Value	Amount	Value	Amount

Minority interest liability – finite-lived partnerships	$19.6	$4.7	$27.5	$10.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Unrealized Holding Gain on Investments– Equity securities of certain publicly traded companies owned by Alltel have been classified as available-for-sale and are reported at fair value, with cumulative unrealized net gains reported, net of tax, as a separate component of shareholders’ equity. The unrealized gains, including the related tax impact, are non-cash items, and accordingly, have been excluded from the accompanying consolidated statements of cash flows.

Foreign Currency Translation Adjustment– For the Company’s foreign operations, assets and liabilities are translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. The resulting translation gains or losses are recorded as a separate component of shareholders’ equity.

Revenue Recognition– Communications revenues are primarily derived from providing access to and usage of the Company’s networks and facilities. Access revenues from wireless postpaid customers and wireline local access revenues are generally billed one month in advance and are recognized over the period that the corresponding services are rendered to customers. Revenues derived from usage of the Company’s networks, including airtime, roaming and long-distance revenues are recognized when the services are provided and are included in unbilled revenues until billed to the customer. Prepaid wireless airtime sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the airtime is used or expires. The Company offers enhanced services including caller identification, call waiting, call forwarding, three-way calling, voice mail, text and picture messaging, as well as downloadable wireless data applications, including ringtones, music, games, and other informational content. Generally, these enhanced features and data applications generate additional service revenues through monthly subscription fees or increased usage through utilization of the features and applications. Other optional services, such as mobile-to-mobile calling, roadside assistance and equipment protection plans may also be provided for a monthly fee and are either sold separately or bundled and included in packaged rate plans. Revenues from enhanced features and optional services are recognized when earned. Access and usage-based services are billed throughout the month based on the bill cycle assigned to a particular customer. As a result of billing cycle cut-off times, Alltel must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications revenues of $121.7 million and $85.5 million at December 31, 2005 and 2004, respectively.

Sales of communications products including wireless handsets and accessories represent a separate earnings process and are recognized when products are delivered to and accepted by customers. The Company accounts for transactions involving both the activation of service and the sale of equipment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Fees assessed to communications customers to activate service are not a separate unit of accounting and are allocated to the delivered item (equipment) and recognized as product sales to the extent that the aggregate proceeds received from the customer for the equipment and activation fee do not exceed the fair value of the equipment. Any activation fee not allocated to the equipment would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship.

ALLTEL Publishing recognizes directory publishing and advertising revenues and related directory costs when the directories are published and delivered. For directory contracts with a secondary delivery obligation, ALLTEL Publishing defers a portion of its revenues and related directory costs until secondary delivery occurs. Included in accounts receivable are unbilled receivables related to directory advertising revenues earned but not yet billed of $60.7 million and $64.0 million at December 31, 2005 and 2004, respectively. The royalties paid by ALLTEL Publishing to the Company’s regulated wireline subsidiaries (excluding the acquired operations in Kentucky and Nebraska) are recognized as revenue over the life of the corresponding contract, which is generally twelve months.

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
Advertising– Advertising costs are expensed as incurred. Advertising expense totaled $239.9 million in 2005, $202.5 million in 2004 and $200.3 million in 2003.

Operating Leases– Certain of the Company’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. The Company accounts for these operating leases in accordance with SFAS No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

Stock-Based Compensation– The Company’s stock-based compensation plans are more fully discussed in Note 8. Alltel accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For fixed stock options granted under these plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. Accordingly, Alltel does not record compensation expense for any of the fixed stock options granted, and no compensation expense related to stock options was recognized in 2005, 2004 or 2003. In January 2005 and 2004, the Company granted to certain senior management employees restricted stock of approximately 205,000 and 173,000 shares, respectively. The restricted shares granted in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if the Company achieves a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted in 2004 will vest in equal increments over a three-year period following the date of grant. Compensation expense related to the foregoing shares amounted to $6.3 million in 2005 and $2.8 million in 2004. At December 31, 2005 and 2004, unrecognized compensation expense for the restricted shares amounted to $4.2 million and $5.7 million, respectively, and was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity.

The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the years ended December 31:

(Millions, except per share amounts)		2005	2004	2003

Net income as reported		$1,331.4	$1,046.2	$1,330.1
Add stock-based compensation expense included in net income, net of related tax effects		4.2	1.8	–
Deduct stock-based employee compensation expense determined under fair value method for all
awards, net of related tax effects		(23.3)	(26.3)	(24.6)

Pro forma net income		$1,312.3	$1,021.7	$1,305.5

Basic earnings per share:	As reported	$3.91	$3.40	$4.27
	Pro forma	$3.85	$3.32	$4.19

Diluted earnings per share:	As reported	$3.87	$3.39	$4.25
	Pro forma	$3.81	$3.31	$4.17

The pro forma amounts presented above may not be representative of the future effects on reported net income and earnings per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Income Taxes– Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. For the Company’s regulated operations, the adjustment in deferred tax balances for the change in tax rates is reflected as regulatory assets or liabilities. These regulatory assets and liabilities are amortized over the lives of the related depreciable asset or liability concurrent with recovery in rates. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Earnings Per Share– Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding restricted and preferred stock. The dilutive effects of stock options and preferred stock were determined using the treasury stock method. The number of stock options that were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock were approximately 7.0 million, 9.7 million and 12.2 million shares of common stock at December 31, 2005, 2004 and 2003, respectively. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2005	2004	2003

Basic earnings per share:
Income from continuing operations	$1,308.5	$1,026.7	$ 953.5
Income from discontinued operations	30.3	19.5	361.0
Cumulative effect of accounting change	(7.4)	–	15.6
Less preferred dividends	(0.1)	(0.1)	(0.1)

Net income applicable to common shares	$1,331.3	$1,046.1	$1,330.0

Weighted average common shares outstanding for the year	340.8	307.3	311.8

Basic earnings per share:
Income from continuing operations	$3.84	$3.34	$3.06
Income from discontinued operations	.09	.06	1.16
Cumulative effect of accounting change	(.02)	–	.05
Net income	$3.91	$3.40	$4.27

Diluted earnings per share:
Net income applicable to common shares	$1,331.3	$1,046.1	$1,330.0
Adjustment for interest expense on convertible notes, net of tax	1.4	–	–
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1

Net income applicable to common shares assuming conversion of preferred stock	$1,332.8	$1,046.2	$1,330.1

Weighted average common shares outstanding for the year	340.8	307.3	311.8
Increase in shares resulting from:
Assumed exercise of stock options	1.5	0.8	0.7
Assumed conversion of convertible notes	1.5	–	–
Assumed conversion of convertible preferred stock	0.2	0.3	0.3
Non-vested restricted stock awards	0.1	–	–
Weighted average common shares, assuming conversion of the above securities	344.1	308.4	312.8

Diluted earnings per share:
Income from continuing operations	$3.80	$3.33	$3.05
Income from discontinued operations	.09	.06	1.15
Cumulative effect of accounting change	(.02)	–	.05
Net income	$3.87	$3.39	$4.25

Recently Issued Accounting Pronouncements– On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005, and companies must also recognize compensation expense related to any awards that were not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarized the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides additional guidance regarding the valuation of share-based payment arrangements for public companies. In addition, on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the date public companies were required to comply with the provisions of SFAS No. 123(R), such that calendar year companies were now be required to comply with the standard beginning January 1, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Upon adoption of the standard on January 1, 2006, the Company will follow the modified prospective transition method and expects to value its share-based payment transactions using a Black-Scholes valuation model. Under the modified prospective transition method, Alltel will recognize compensation cost in its consolidated financial statements for all awards granted after January 1, 2006 and for all existing awards for which the requisite service has not been rendered as of the date of adoption. Prior period operating results will not be restated. At December 31, 2005, the total unamortized compensation cost for nonvested stock option awards amounted to $40.4 million and is expected to be recognized over a weighted average period of 3 years. The pro forma compensation expense amounts reflected in the table under “Stock-Based Compensation” on page F-57 are expected to approximate the effect of the adoption of SFAS No. 123(R) on Alltel’s future reported consolidated results of operations.

2. Accounting Changes:
Change in Reporting Cash Flows From Discontinued Operations– Effective December 31, 2005, the Company retrospectively changed its financial statement presentation to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. Previously, these amounts had been disclosed in the notes to the consolidated financial statements and had been combined and presented as a single amount within the consolidated statements of cash flows.

Changes in Accounting Estimates– Effective September 1, 2005 and July 1, 2005, the Company prospectively reduced depreciation rates for its ILEC operations in Florida, Georgia and South Carolina to reflect the results of studies of depreciable lives completed by Alltel in the second quarter of 2005. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of these changes resulted in a decrease in depreciation expense of $21.8 million and an increase in net income of $13.5 million or $.04 per share for the year ended December 31, 2005.

During the third quarter of 2004, Alltel prospectively changed the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. Effective April 1, 2004, the Company also prospectively reduced depreciation rates for its ILEC operations in Nebraska, reflecting the results of a triennial study of depreciable lives completed by the Company in the second quarter of 2004, as required by the Nebraska Public Service Commission. The effects of these changes resulted in a net decrease in depreciation expense of $16.5 million and a net increase in net income of $10.6 million or $.03 per share for the year ended December 31, 2004.

The Company is routinely audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, Alltel maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service (“IRS”) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During the third quarter of 2004, the IRS issued its proposed audit adjustments related to Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001. With the exception of three issues which are pending at appeals, Alltel agreed with the IRS findings. As a result, Alltel reassessed its income tax contingency reserves to reflect the IRS findings. Based upon this reassessment, Alltel recorded a $129.3 million reduction in these reserves in the third quarter of 2004. The reserve adjustments primarily related to acquisition-related issues and included interest charges on potential assessments. The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million (see Note 4) and a reduction in income tax expense associated with continuing operations of $19.7 million. In addition, $15.1 million of the adjustments to the tax contingency reserves related to the financial services division of Alltel’s information services subsidiary, ALLTEL Information Services, Inc., that was sold to Fidelity National Financial Inc. (“Fidelity National”) on April 1, 2003. (See Note 14.) Pursuant to the terms of the sale agreement, Alltel retained, as of the date of sale, all income tax liabilities related to the sold operations and agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division for periods prior to the date of sale. The adjustment of the tax contingency reserves related to the disposed financial services division has been reported as “discontinued operations”.

Changes in Accounting Principle– During the fourth quarter of 2005, Alltel adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The Company evaluated the effects of FIN 47 on its operations and determined that, for certain buildings containing asbestos, Alltel is legally obligated to remediate the asbestos if the Company were to abandon, sell or otherwise dispose of the buildings. In addition, for its acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, ”, upon adoption of FIN 47, the Company recorded a liability to reflect is legal obligation to properly dispose of its chemically-treated telephone poles at the time they are removed from service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Accounting Changes, Continued:
In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations that follow the accounting prescribed by SFAS No. 71 have historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations. The cumulative effect of this change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005. On a pro forma basis assuming the change in accounting for conditional asset retirement obligations had been applied retrospectively for all periods presented, the liability for conditional asset retirement obligations would have been as follows:

Balance, as of:	(Millions)

January 1, 2003	$12.8
December 31, 2003	$13.2
December 31, 2004	$13.7
December 31, 2005	$14.0

Effective January 1, 2005, the Company changed its accounting for operating leases with scheduled rent increases. Previously, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of SFAS No. 13 and FASB Technical Bulletin No. 85-3. The effect of this change, which is included in cost of services, was not material to Alltel’s 2005 or previously reported consolidated results of operations, financial position or cash flows.

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

In accordance with federal and state regulations, depreciation expense for Alltel’s wireline operations has historically included an additional provision for cost of removal. The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143. In December 2002, the Federal Communications Commission (“FCC”) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, Alltel continues to record a regulatory liability for cost of removal for its wireline subsidiaries that follow the accounting prescribed by SFAS No. 71. The regulatory liability for cost of removal included in accumulated depreciation amounted to $156.9 million and $147.9 million at December 31, 2005 and 2004, respectively. For the acquired Kentucky and Nebraska wireline operations not subject to SFAS No. 71, effective January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. The effect of these changes in 2003 was to decrease depreciation expense by $6.4 million and increase income before cumulative effect of accounting change by $4.0 million. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in a non-cash credit of $15.6 million, net of income tax expense of $10.3 million, and was included in net income for the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions:
On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion and acquired cash of $12.6 million. On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility that, as a result of a change in control, became due and payable immediately upon the closing of the merger. On August 1, 2005, Alltel also announced a tender offer to purchase all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million, as well as a related consent solicitation to amend the indenture governing the senior notes. During the third quarter of 2005, Alltel repurchased all $600.0 million of the senior notes.

Under the purchase method of accounting, the assets and liabilities of Western Wireless were recorded at their respective fair values as of the date of acquisition. During the fourth quarter of 2005, Alltel completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the liabilities assumed. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $4,268.1 million was assigned to customer list, roaming agreement, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized over a weighted-average period of five years using the sum-of-the-years digits method. The roaming agreement acquired is being amortized on a straight-line basis over its estimated useful life of 41 months. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. Alltel assigned goodwill resulting from the acquisition of Western Wireless to the Company’s wireless business segment. None of the goodwill or other intangible assets recorded in this acquisition are deductible for income tax purposes.

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

Employee stock options issued by Western Wireless that were outstanding as of the merger date were exchanged for an equivalent number of Alltel stock options based on the specified exchange ratio of the Western Wireless stock options to Alltel common stock equivalents of .6762 per share. Compensation expense attributable to the vested Western Wireless stock options that were exchanged totaling $95.5 million was capitalized as part of the purchase price and resulted in a corresponding increase in Alltel’s additional paid in capital balance as of the merger date. In addition, Alltel also incurred $28.1 million of direct costs for legal, financial advisory and other services related to the transaction that were also capitalized as part of the purchase price.

Alltel’s integration of the acquired operations of Western Wireless is currently underway. In connection with this integration, the Company expects to incur significant nonrecurring expenses over the next several quarters, principally consisting of branding, signage, retail store redesigns and computer system conversion costs. (See Note 10 for a discussion of integration expenses recorded by Alltel in 2005). In addition, employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005. These employee benefit costs were recognized in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, as liabilities assumed in the business combination. As of December 31, 2005, Alltel had paid $13.7 million in employee termination and retention benefits, and 183 of the scheduled employee terminations had been completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Continued:
The premium paid by Alltel in this transaction is attributable to the strategic importance of the Western Wireless merger. As a result of the merger, Alltel increased its wireless revenue mix from approximately 60 percent to 65 percent of its total consolidated revenues. The Company also achieved additional scale by adding approximately 1.3 million domestic wireless customers in 19 midwestern and western states that are contiguous to Alltel’s existing wireless properties, increasing the number of wireless customers served by Alltel to more than 10 million customers in 34 states. In addition, the merger increased Alltel’s retail position in these domestic, rural markets where it can leverage the Company’s brand and marketing experience and bring significant value to customers by offering competitive national rate plans. In addition, the Company became a leading independent roaming partner for the four national carriers in the markets served by Alltel. Finally, Alltel expects to achieve reductions in centralized operations costs and interest expense savings as a result of merger.

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the Company’s merger with Western Wireless. During December 2005, Alltel completed the sale of the Cellular One brand to Dobson Cellular Systems, Inc. and announced an agreement to sell the remaining market in Arkansas to Cingular Wireless LLC (“Cingular”). During the third and fourth quarters of 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland and has pending definitive agreements to sell the Western Wireless international operations in Austria, Bolivia and Haiti. Alltel also plans to wind down the remaining international operations in Slovenia acquired from Western Wireless. Accordingly, the acquired international operations and interests of Western Wireless and the 16 domestic markets required to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements. (See Note 14).

Under terms of the agreement with U.S. Cellular, Alltel acquired two rural markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless. During December 2005, Alltel completed a preliminary purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the wireless property interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $98.4 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized over a weighted-average period of five years using the sum-of-the-years digits method. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. Given the close proximity to year end that this exchange transaction was completed, the values of certain assets and liabilities have been based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of inventory and property, plant and equipment and the exit from certain contractual arrangements. Accordingly, the purchase price allocation is subject to adjustment based upon completion of the valuation studies and the final determination of fair values.

On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in select markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi covering approximately 2.7 million potential customers (“POPs”). Alltel also acquired 20MHz of spectrum and network assets owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. During the second quarter of 2005, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the partnership interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $370.9 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of three years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million in the second quarter of 2005 and an additional gain of $30.5 million in the third quarter of 2005 (see Note 12).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Continued:
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

The accompanying consolidated financial statements include the accounts and results of operations of the wireless properties acquired from U.S. Cellular, Cingular and PS Cellular from the dates of acquisition. The purchase prices paid for these acquisitions were based on estimates of future cash flows of the properties acquired. Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired because the purchase of wireless properties expanded the Company’s wireless footprint into new markets in Alabama, Connecticut, Georgia, Kentucky, Idaho, Mississippi, Oklahoma and Texas and added 357,000 new customers to Alltel’s communications customer base. Additionally, in the wireless properties acquired, Alltel should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

During 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $15.7 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $8.4 million to goodwill.

The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2005:

	Acquired from
	Western		U.S.		Combined
(Millions)	Wireless	Cingular	Cellular	Other	Totals

Fair value of assets acquired:
Current assets	$195.4	$1.1	$4.7	$4.3	$205.5
Investments	132.2	–	–	–	132.2
Property, plant and equipment	506.7	38.0	30.5	10.2	585.4
Other assets	7.1	–	2.1	–	9.2
Assets held for sale	2,751.0	–	–	–	2,751.0
Goodwill	3,431.0	269.0	57.1	39.7	3,796.8
Cellular licenses	505.0	91.0	17.3	3.4	616.7
Customer list	326.0	10.9	24.0	1.9	362.8
Roaming agreement	6.1	–	–	–	6.1

Total assets acquired	7,860.5	410.0	135.7	59.5	8,465.7

Liabilities assumed:
Current liabilities	(177.0)	(5.5)	(3.9)	(2.4)	(188.8)
Deferred taxes established on acquired assets	(482.8)	–	–	–	(482.8)
Long-term debt	(2,112.9)	–	–	–	(2,112.9)
Other liabilities	(25.7)	–	–	–	(25.7)
Liabilities related to assets held for sale	(398.8)	–	–	–	(398.8)

Total liabilities assumed	(3,197.2)	(5.5)	(3.9)	(2.4)	(3,209.0)

Common stock issued	(3,742.5)	–	–	–	(3,742.5)
Fair value of assets exchanged	–	(265.9)	(180.0)	–	(445.9)
Minority interest liability acquired	–	14.4	–	6.7	21.1

Net cash paid (received)	$920.8	$153.0	$(48.2)	$63.8	$1,089.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Continued:
The following unaudited pro forma consolidated results of operations of the Company assume that the acquisition of wireless properties from Western Wireless occurred as of January 1, 2004:

(Millions, except per share amounts)	2005	2004

Revenues and sales	$10,083.0	$9,195.9
Income from continuing operations	$1,341.9	$1,207.2
Earnings per share from continuing operations:
Basic	$3.51	$3.13
Diluted	$3.44	$3.07

Income before cumulative effect of accounting change	$1,372.2	$1,226.7
Earnings per share before cumulative effect of accounting change:
Basic	$3.59	$3.18
Diluted	$3.52	$3.12

Net income	$1,364.8	$1,226.7
Earnings per share:
Basic	$3.57	$3.18
Diluted	$3.50	$3.12

The pro forma amounts represent the historical operating results of the properties acquired from Western Wireless with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts also give effect to the May 17, 2005 issuance of approximately 24.5 million shares of Alltel common stock to settle the purchase contract obligation related to the Company’s outstanding equity units (see Note 5), the proceeds of which were used to finance the cash portion of the merger transaction and a portion of the repayment of Western Wireless’ long-term debt. The pro forma amounts include the effects of non-acquisition-related special charges and unusual items, as more fully discussed in Notes 10, 11 and 12 below. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Western Wireless properties had been operated by Alltel during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses. Unaudited pro forma financial information related to the Company’s other acquisitions of wireless properties completed in 2005 has not been included because these acquisitions, individually or in the aggregate were not material to Alltel’s consolidated results of operations for all periods presented.

On December 1, 2004, Alltel completed the purchase of certain wireless assets from U.S. Cellular and TDS Telecommunications Corporation (“TDS Telecom”) for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. In addition, the Company also added partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, which has a potential service area covering approximately 229,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana from SJI, a privately held company. During the fourth quarter of 2004, Alltel also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company’s ownership interest in a wireless partnership serving the St. Louis, Missouri market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 29, 2003, Alltel purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 POPs in an Arizona Rural Service Area (“RSA”). During 2003, the Company also purchased for $5.7 million in cash additional ownership interests in wireless properties in Mississippi, New Mexico and Virginia in which the Company owned a majority interest. The Company completed the purchase price allocation for these acquisitions based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $25.4 million was assigned to cellular licenses and goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The purchase prices paid for each of the transactions completed in 2004 and 2003 discussed above were based on estimates of future cash flows of the properties acquired. Alltel paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following: the 2004 acquisitions expanded the Company’s wireless operations into new markets in Florida, Louisiana and Ohio and added a combined 92,000 new wireless customers to Alltel’s communications customer base. The 2003 acquisitions expanded the Company’s wireless footprint into new markets across Arizona, Michigan, Mississippi and Wisconsin and added a combined 147,000 new wireless customers to Alltel’s communications customer base. Additionally, in the wireless properties acquired in 2004 and 2003, Alltel should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans. Unaudited pro forma financial information related to the Company’s 2004 and 2003 acquisitions has not been presented because these acquisitions, individually or in the aggregate were not material to the Company’s consolidated results of operations for the years ended December 31, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets: The changes in the carrying amount of goodwill by business segment were as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total

Balance at December 31, 2003	$3,604.3	$1,247.6	$2.3	$4,854.2
Acquired during the period	116.0	–	–	116.0
Other – reversal of income tax contingency reserves	(94.5)	–	–	(94.5)

Balance at December 31, 2004	3,625.8	1,247.6	2.3	4,875.7
Acquired during the period	3,796.8	–	–	3,796.8
Other adjustments	4.8	–	–	4.8

Balance at December 31, 2005	$7,427.4	$1,247.6	$2.3	$8,677.3

The carrying value of indefinite-lived intangible assets other than goodwill were as follows at December 31:

(Millions)	2005	2004

Cellular licenses	$1,392.3	$775.6
PCS licenses	79.1	79.1
Franchise rights – wireline	265.0	265.0

	$1,736.4	$1,119.7

Intangible assets subject to amortization were as follows at December 31:

	2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$760.4	$(329.2)	$431.2
Franchise rights	22.5	(16.4)	6.1
Roaming agreement	6.1	(0.7)	5.4

	$789.0	$(346.3)	$442.7

	2004
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists	$397.6	$(218.8)	$178.8
Franchise rights	22.5	(14.9)	7.6

	$420.1	$(233.7)	$186.4

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives, which are 3 to 10 years for customer lists, 41 months for the roaming agreement and 15 years for franchise rights. Amortization expense for intangible assets subject to amortization was $112.6 million in 2005, $60.7 million in 2004 and $60.3 million in 2003. Amortization expense for intangible assets subject to amortization is estimated to be $142.4 million in 2006, $104.0 million in 2007, $73.2 million in 2008, $35.1 million in 2009 and $18.6 million in 2010. See Note 3 for a discussion of the acquisitions completed during 2005 and 2004 that resulted in the recognition of goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt: Long-term debt was as follows at December 31:

(Millions)	2005	2004

Issued by ALLTEL Corporation:
Equity unit senior notes, 4.656%, due 2007 (a)	$1,385.0	$1,385.0
Commercial paper borrowings	1,000.0	–
Debentures and notes, without collateral:
6.75%, due 2005	–	200.0
7.00%, due 2012	800.0	800.0
6.50%, due 2013	200.0	200.0
7.00%, due 2016	300.0	300.0
6.80%, due 2029	300.0	300.0
7.875%, due 2032	700.0	700.0
Collateralized notes, 10.00%, due 2005 and 2010	0.3	0.4
Industrial revenue bonds, 4.11% and 2.83%, due 2008	1.9	2.6
Issued by subsidiaries of ALLTEL Corporation:
Debentures and notes, without collateral:
ALLTEL Communications Inc. – 9.00%, due 2006	182.2	174.3
ALLTEL Communications Inc. – 7.50%, due 2006 (b)	–	450.0
ALLTEL Communications Inc. – 6.65%, due 2008 (b)	100.0	100.0
ALLTEL Communications Inc. – 7.60%, due 2009 (b)	200.0	200.0
ALLTEL Ohio Limited Partnership – 8.00%, due 2010 (b)	425.0	425.0
ALLTEL Georgia Communications Corp. – 6.50%, due annually to 2013	80.0	90.0
ALLTEL Communications Holdings of the Midwest, Inc. – 6.75%, due 2028	100.0	100.0
Western Wireless LLC – 4.625% convertible notes, due 2023 (b) (c)	115.0	–
Other subsidiaries – 4.50% to 9.55%, due 2009 to 2018	81.9	94.0
First mortgage bonds – 6.00%, due 2005	–	2.1
Market value of interest rate swaps	28.6	67.1
Discount on long-term debt	(11.9)	(13.1)

	5,988.0	5,577.4
Less current maturities	(205.1)	(225.0)

Total long-term debt	$5,782.9	$5,352.4

Weighted rate	6.2%	7.1%
Weighted maturity	8 years	9 years

Notes:
(a)	Interest rate was reset from 6.25 percent for periods subsequent to February 17, 2005.
(b)	Repayment of subsidiary’s debt obligation guaranteed by ALLTEL Corporation.
(c)	Subsequent to December 31, 2005, an aggregate principal amount of $100.0 million of the notes were converted into cash and shares of Alltel common stock. (See Note 21).
Commercial Paper– The Company has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Commercial paper borrowings consist of discounted notes that are exempt from registration under the Securities Act of 1933. Commercial paper borrowings are classified as long-term debt, because borrowings under this program are intended to be maintained on a long-term basis and are supported by the revolving credit agreement.
Revolving Credit Agreements– The Company has a five-year $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. On August 1, 2005, Alltel entered into an additional $700.0 million, 364-day revolving credit agreement that expires on July 31, 2006, and allows Alltel to convert any outstanding borrowings under this agreement into term loans maturing in 2007. Commercial paper borrowings are deducted in determining the total amount available for borrowing under the $1.5 billion revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. At December 31, 2005, the amount available for borrowing under the revolving credit agreements was $1.2 billion. The revolving credit agreements contain various covenants and restrictions including a requirement that, at the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt, Continued:
obligations. As of December 31, 2005, the Company’s long-term debt to capitalization ratio was 31.6 percent. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $6,941.3 million at December 31, 2005.

Equity Units– During 2002, the Company issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consisted of a corporate unit, with a $50 stated amount, comprised of a purchase contract and a $50 principal amount senior note. The purchase contract obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued common shares of Alltel common stock for $50. The number of Alltel shares issued to the holders of each equity unit to settle the purchase contract was calculated by dividing $50 by the average closing price per share of Alltel’s common stock for the 20 consecutive trading days that ended May 12, 2005. Upon settlement of the purchase contract obligation, Alltel received cash proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock in the aggregate to the holders of the equity units. The proceeds from the stock issuance were utilized to finance certain obligations associated with Alltel’s merger with Western Wireless, as further discussed in Note 3. The $50 principal amount senior notes become payable on May 17, 2007. The senior notes accrued interest through February 17, 2005 at an initial annual rate of 6.25 percent. On February 17, 2005, Alltel completed a remarketing of the senior notes that reset the annual interest rate on the notes to 4.656 percent for periods subsequent to February 17, 2005. The proceeds of the remarketed senior notes were used to purchase a portfolio of U.S. Treasury securities that were pledged to secure the corporate unit holders’ obligations under the purchase contract component of the corporate unit until settlement.

Interest expense was as follows for the years ended December 31:

(Millions)	2005	2004	2003

Interest expense related to long-term debt	$371.8	$408.5	$434.4
Other interest	0.5	0.9	1.7
Effects of interest rate swaps	(20.5)	(40.2)	(42.3)
Less capitalized interest	(19.2)	(16.7)	(15.2)

	$332.6	$352.5	$378.6

Maturities and sinking fund requirements for the four years after 2006 for long-term debt outstanding, excluding commercial paper borrowings, as of December 31, 2005, were $1,407.8 million, $124.2 million, $223.6 million and $441.4 million, respectively.
6.	Financial Instruments and Investments:
The carrying amount of cash and short-term investments, accounts receivable and trade accounts payable was estimated by management to approximate carrying value due to the relatively short period of time to maturity for those instruments. The fair values of the Company’s investments, long-term debt, redeemable preferred stock, foreign currency forward exchange contracts and interest rate swaps were as follows at December 31:

(Millions)	2005		2004

	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Investments	$358.4	$358.4	$804.9	$804.9
Long-term debt, including current maturities	$6,580.9	$5,988.0	$6,111.7	$5,577.4
Redeemable preferred stock	$9.6	$0.8	$10.4	$0.9
Foreign currency forward exchange contracts	$25.0	$25.0	$–	$–
Interest rate swaps	$28.6	$28.6	$67.1	$67.1

The fair value of investments was based on quoted market prices and the carrying value of investments for which there were no quoted market prices. The fair value of long-term debt, including current maturities, was estimated based on the overall weighted rates and maturities of the Company’s long-term debt compared to rates and terms currently available in the long-term financing markets. The fair value of the redeemable preferred stock was estimated based on the conversion of the Series D convertible redeemable preferred stock to common stock of the Company. Fair values of the foreign currency forward exchange contracts and interest rate swaps were based on quoted market prices. There was no impact to earnings due to hedge ineffectiveness for either the foreign currency forward exchange contracts or interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Supplemental Cash Flow Information From Continuing Operations:
Supplemental cash flow information from continuing operations was as follows for the years ended December 31:

(Millions)	2005	2004	2003

Interest paid, net of amounts capitalized	$374.9	$379.1	$425.7
Income taxes paid	$777.6	$285.9	$584.8
Non-cash investing and financing activities:
Change in fair value of investments in equity securities	$(126.7)	$116.9	$120.5
Change in fair value of foreign currency exchange contracts	$25.0	$–	$–
Change in fair value of interest rate swaps	$(37.5)	$(12.6)	$(25.5)

8.	Stock-Based Compensation Plans:
Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock option plans in effect at December 31, 2005 was 30.6 million shares. Fixed options granted under the stock option plans generally become exercisable over a period of one to five years after the date of grant. Certain fixed options granted in 2000 become exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant. In January 2005 and 2004, the Company granted to certain senior management employees restricted stock of approximately 205,000 and 173,000 shares, which had an aggregate value on the date of grant of $11.1 million and $8.5 million, respectively. The restricted shares granted in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if Alltel achieves a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted in 2004 will vest in equal increments over a three-year period following the date of grant. At December 31, 2005, the Company had 302,530 unvested restricted shares outstanding. Under Alltel’s stock option plan for non-employee directors (the “Directors’ Plan”), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock. Under the Directors’ Plan, directors receive a one-time option grant to purchase 10,000 shares of common stock when they join the Board. Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 6,500 shares). Options granted under the Directors’ Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant.

For all plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. For fixed stock options, the maximum term for each option granted is 10 years. The fair value of each stock option granted as identified below was calculated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004	2003
Expected life	5.0 years	4.9 years	4.9 years
Expected volatility	27.4%	30.7%	32.4%
Dividend yield	2.7%	2.9%	2.9%
Risk-free interest rate	3.7%	3.2%	3.0%

Set forth below is certain information related to stock options outstanding under Alltel’s stock-based compensation plans:

	(Thousands)			Weighted Average Price
	Shares			Per Share
	2005	2004	2003	2005	2004	2003
Outstanding at beginning of period	15,922.3	15,912.3	18,317.5	$55.56	$55.32	$55.24
Granted	1,409.3	1,351.3	2,097.2	55.53	50.78	48.87
Converted from Western Wireless due to merger	2,889.5	–	–	28.61	–	–
Exercised	(2,321.2)	(690.3)	(1,462.8)	33.90	38.57	34.09
Forfeited	(576.6)	(651.0)	(3,039.6)	56.72	57.86	60.56
Expired	(6.8)	–	–	8.92	–	–

Outstanding at end of period	17,316.5	15,922.3	15,912.3	$53.94	$55.56	$55.32

Exercisable at end of period	12,265.1	10,075.3	8,267.1	$54.77	$55.66	$53.04
Non-vested at end of period	5,051.4	5,847.0	7,645.2
Weighted average fair value of stock options granted during the year	$13.30	$13.52	$13.72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation Plans, Continued:
The following is a summary of stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise Price	Shares	Contractual Life	Per Share	Shares	Per Share
$ 4.95 - $17.08	656.6	4.4 years	$9.50	540.5	$7.91
$26.61 - $32.50	812.6	3.5 years	31.84	714.8	31.77
$33.88 - $40.30	1,162.1	1.8 years	34.52	1,160.7	34.51
$43.12 - $50.28	2,928.7	7.3 years	48.06	1,101.3	47.32
$50.81 - $58.46	4,782.7	7.1 years	54.91	2,059.7	55.10
$62.19 - $68.25	6,832.3	4.3 years	65.61	6,546.6	65.51
$70.75 - $73.13	141.5	3.7 years	72.43	141.5	72.43

	17,316.5	5.4 years	$53.94	12,265.1	$54.77

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. Prior to January 1, 2005, employees of Alltel’s directory publishing subsidiary did not participate in the plan. The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, Alltel has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. Alltel funds the accrued costs of these plans as benefits are paid. In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible nonbargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005).

The components of pension expense, including provision for executive retirement agreements, and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2005	2004	2003	2005	2004	2003
Benefits earned during the year	$ 36.2	$ 30.5	$ 26.6	$ 0.5	$ 0.5	$ 0.6
Interest cost on benefit obligation	56.3	51.9	52.2	14.0	16.5	14.8
Amortization of transition (asset) obligation	–	–	(1.2)	0.8	0.9	0.8
Amortization of prior service (credit) cost	0.5	0.2	(0.1)	1.8	1.6	1.5
Recognized net actuarial loss	30.5	19.9	20.7	6.8	9.3	7.3
Loss from plan curtailments	2.5	–	–	–	–	–
Effects of Medicare subsidy	–	–	–	–	(2.9)	–
Expected return on plan assets	(82.9)	(70.5)	(57.2)	–	–	–

Total net periodic benefit expense	$ 43.1	$ 32.0	$ 41.0	$23.9	$25.9	$25.0

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

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.40%	6.85%	6.00%	6.40%	6.85%
Expected return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	3.50%	3.50%	3.50%	–	–	–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
A summary of plan assets, projected benefit obligation and funded status of the plans were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$1,001.2	$862.8	$–	$–
Employer contributions	5.2	104.9	15.6	15.7
Participant contributions	–	–	5.2	5.7
Actual return on plan assets	66.8	90.1	–	–
Benefits paid	(60.1)	(56.6)	(20.8)	(21.4)

Fair value of plan assets at end of year	1,013.1	1,001.2	–	–

Projected benefit obligation at beginning of year	1,002.9	889.5	242.1	254.6
Benefits earned	36.2	30.5	0.5	0.5
Interest cost on projected benefit obligation	56.3	51.9	14.0	16.5
Participant contributions	–	–	5.2	5.7
Plan amendments	4.0	2.0	–	2.3
Plan curtailments	(41.3)	–	–	–
Effects of Medicare subsidy	–	–	–	(18.3)
Actuarial loss	57.9	85.6	2.0	2.2
Benefits paid	(60.1)	(56.6)	(20.8)	(21.4)

Projected benefit obligation at end of year	1,055.9	1,002.9	243.0	242.1

Plan assets less than projected benefit obligation	(42.8)	(1.7)	(243.0)	(242.1)
Unrecognized actuarial loss	234.5	226.9	87.4	92.2
Unrecognized prior service cost	5.7	10.2	13.6	15.4
Unrecognized net transition obligation	–	–	5.8	6.6

Net amount recognized	$197.4	$235.4	$(136.2)	$(127.9)

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$249.5	$284.8	$–	$–
Accrued benefit cost liability	(52.1)	(49.4)	(136.2)	(127.9)

Net amount recognized	$197.4	$235.4	$(136.2)	$(127.9)

Employer contributions and benefits paid in the above table included amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

The accumulated benefit obligation for all defined benefit pension plans was $994.6 million and $916.2 million at December 31, 2005 and 2004, respectively. For the supplemental retirement pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $64.3 million and $59.2 million at December 31, 2005, respectively, and $61.3 million and $55.4 million at December 31, 2004, respectively. There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid.

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Discount rate	5.80%	6.00%	5.70%	6.00%
Expected return on plan assets	8.50%	8.50%	–	–
Rate of compensation increase	3.50%	3.50%	–	–

In developing the expected long-term rate of return assumption, Alltel evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The Company also considered the pension plan’s historical returns since 1975 of 11.0 percent. The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
The asset allocation at December 31, 2005 and 2004 and target allocation for 2006 for the Company’s qualified defined benefit pension plan by asset category were as follows:

		Percentage of Plan
	Target	Assets
	Allocation	At December 31:
Asset Category	2006	2005	2004
Equity securities	62.5% – 77.5%	71.6%	65.6%
Fixed income securities	15.0% – 35.0%	25.3%	23.3%
Money market and other short-term interest bearing securities	0.0% – 7.5%	3.1%	11.1%

		100.0%	100.0%

Primarily due to cash contributions funded to the qualified pension plan by Alltel in late December that had not yet been reinvested, the actual asset allocations at December 31, 2004 differed from the plan’s target allocation. None of the qualified pension plan assets are invested in Alltel common stock. The Company’s investment strategy is to maintain a diversified asset portfolio expected to provide long-term asset growth. Investments are generally restricted to marketable securities, with investments in real estate, venture capital, leveraged or other high-risk derivatives not permitted. Equity securities include stocks of both large and small capitalization domestic and international companies. Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international companies. Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2005	2004
Healthcare cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate ultimately declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2011	2010

For the year ended December 31, 2005, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.3 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $1.1 million. As of December 31, 2005, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $24.6 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $20.7 million.

Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future postretirement benefit payments were as follows as of December 31, 2005:

	Pension	Postretirement
(Millions)	Benefits	Benefits
Expected employer contributions for 2006	$20.5	$13.7

Expected benefit payments:
2006	$67.7	$14.9
2007	51.9	16.1
2008	53.4	17.2
2009	55.3	18.1
2010	57.7	18.7
2011 – 2015	336.8	96.1

Expected Medicare prescription drug subsidies:
2006		$1.2
2007		1.4
2008		1.6
2009		1.8
2010		2.0
2011 – 2015		9.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
The expected employer contribution for pension benefits consists solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2006. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan. Expected benefit payments include amounts to be paid from the plans or directly from Company assets, and exclude amounts that will be funded by participant contributions to the plans.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act will provide a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense. As of December 31, 2004, the Department of Health and Human Services had yet to issue final regulations on the determination of actuarial equivalence and the federal subsidy. Based on its understanding of the Act, Alltel determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, Alltel prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an $18.3 million reduction in the Company’s accumulated postretirement benefit obligation and a $2.9 million reduction in the Company’s 2004 postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. These final rules did not have a material effect on Alltel’s benefit costs or accumulated postretirement benefit obligation.

Alltel has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees. The amount of profit-sharing contributions to the plan is determined annually by Alltel’s Board of Directors. Profit-sharing expense amounted to $23.1 million in 2005, $21.3 million in 2004 and $21.9 million in 2003. The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code, which cover substantially all full-time employees, except bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans. Alltel also makes annual contributions to the plans. Expense recorded by Alltel related to these plans amounted to $7.0 million in 2005, $7.1 million in 2004 and $7.3 million in 2003.

10.	Restructuring and Other Charges:
A summary of the restructuring and other charges recorded in 2005 was as follows:

(Millions)	Wireless	Wireline	Total

Severance and employee benefit costs	$–	$4.4	$4.4
Relocation costs	0.7	–	0.7
Computer system conversion and other integration expenses	22.3	–	22.3
Costs associated with pending spin off and merger of wireline operations	–	31.3	31.3

Total restructuring and other charges	$23.0	$35.7	$58.7

In connection with the exchange of wireless assets with Cingular and purchase of wireless properties from PS Cellular, the Company incurred $18.5 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which is expected to be completed during the first quarter of 2006. Of the total integration expenses recorded, $14.3 million were incurred in the third quarter of 2005 and $8.7 million were incurred in the fourth quarter of 2005. During the third quarter of 2005, the Company incurred $4.6 million of severance and employee benefit costs related to a planned workforce reduction in its wireline operations. In the fourth quarter of 2005, Alltel reduced the liabilities associated with the wireline restructuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Restructuring and Other Charges, Continued:
activities by $0.2 million to reflect differences between estimated and actual costs paid in completing the employee terminations. As of December 31, 2005, the Company had paid $4.4 million in severance and employee-related expenses, and all of the employee reductions had been completed.

As further discussed in Note 20, on December 9, 2005, Alltel announced that it would spin off its wireline telecommunications business to its stockholders and merge it with Valor Communications Group, Inc. (“Valor”). In connection with the spin-off and merger, Alltel incurred $31.3 million of incremental costs during the fourth quarter of 2005, principally consisting of investment banker, audit and legal fees. A summary of the restructuring and other charges recorded in 2004 was as follows:

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

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its Competitive Local Exchange Carrier (“CLEC”) operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $29.3 million consisting of $22.9 million in severance and employee benefit costs related to a planned workforce reduction, $4.8 million of employee relocation expenses, $0.5 million in lease termination costs and $1.1 million of other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and Alltel. During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004, consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the employee relocations and terminations. As of December 31, 2005, the Company had paid $22.6 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed.

During the first quarter of 2004, Alltel also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of $2.0 million in lease and contract termination costs and $0.3 million in severance and employee benefit costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease and contract terminations. During the first quarter of 2004, the Company also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National, as further discussed in Note 14 to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Restructuring and Other Charges, Continued:
benefit costs and $0.5 million in lease termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned workforce reductions and lease terminations. During the second quarter of 2003, Alltel also wrote off certain capitalized software development costs that had no alternative future use or functionality.

The following is a summary of activity related to the liabilities associated with the Company’s restructuring and other charges at December 31:

(Millions)	2005	2004

Balance, beginning of year	$0.7	$3.8
Restructuring and other charges	58.9	54.1
Reversal of accrued liabilities	(0.2)	(3.2)
Non-cash write-down of assets	(15.0)	(25.6)
Cash outlays	(14.7)	(28.4)

Balance, end of year	$29.7	$0.7

As of December 31, 2005, the remaining unpaid liability related to the Company’s restructuring activities consisted of investment banker, audit and legal fees of $29.5 million and lease and contract termination costs of $0.2 million which are included in accounts payable and other current liabilities, respectively, in the accompanying consolidated balance sheets. The restructuring and other charges decreased net income $48.1 million, $31.1 million and $11.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

11.	Investments – Special Cash Dividend:
On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National totaling $111.0 million, related to the shares of Fidelity National common stock received as partial consideration for the sale of Alltel’s financial services business to Fidelity National on April 1, 2003. As further discussed in Note 12, on April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock. The effect of the special dividend is included in other income, net in the accompanying consolidated statement of income for the year ended December 31, 2005 and increased net income $69.8 million.

12.	Gain on Disposal of Assets, Write-Down of Investments and Other:
As previously discussed in Note 3, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed until July 29, 2005. As a result of completing the exchange transaction, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. On April 8, 2005, Alltel redeemed all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $136.7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes: Income tax expense (benefit) was as follows for the years ended December 31:

(Millions)	2005	2004	2003

Current:
Federal	$630.4	$257.5	$251.2
State and other	83.1	40.2	37.1

	713.5	297.7	288.3

Deferred:
Federal	89.7	230.6	244.3
State and other	(1.3)	37.0	48.0

	88.4	267.6	292.3

	$801.9	$565.3	$580.6

Current income tax expense in 2005 reflected the significant increase from 2004 in income before taxes. Current and deferred income tax expense in 2005 also reflected a reduction in the amount of the temporary differences recorded for depreciation expense for income tax purposes and depreciation expense recorded in the financial statements. Deferred income tax expense for all three years also reflected the effects of no longer amortizing indefinite-lived intangible assets for financial statement purposes in accordance with SFAS No. 142. These intangible assets continue to be amortized for income tax purposes. Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2005	2004	2003
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	2.5	3.1	3.6
Reversal of income tax contingency reserves due to IRS audits	–	(1.2)	–
Allowance of prior year loss on disposal of a subsidiary	–	(1.1)	–
Costs associated with pending spin off and merger of wireline operations	0.5	–	–
Other items, net	–	(0.3)	(0.8)

Effective income tax rates	38.0%	35.5%	37.8%

As more fully discussed in Note 2, during 2004, the IRS issued its proposed audit adjustments related to Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001. Three of the issues included in their adjustments are currently pending at the Appeals Office. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, Alltel reassessed its income tax contingency reserves to reflect the IRS findings and recorded a reduction in income tax expense associated with continuing operations of $19.7 million. In 2004, the Company also reached an agreement with the IRS allowing for the deduction of a previously realized loss associated with Alltel’s 1997 disposition of a subsidiary. Alltel remains subject to ongoing tax examinations and assessments in various jurisdictions, including an examination by the IRS of its consolidated federal tax returns for 2002 and 2003. Alltel does not believe that the outcome of these examinations will have a material adverse effect on its consolidated results of operations, cash flows or financial position.
The significant components of the net deferred income tax liability were as follows at December 31:

(Millions)	2005	2004

Property, plant and equipment	$969.6	$958.3
Goodwill and other intangibles	820.4	635.5
International assets held for sale	484.4	—
Capitalized software development costs	28.1	32.4
Pension and other employee benefits	61.1	82.7
Unrealized holding gain on investments	24.0	82.9
Partnership investments	(29.1)	(66.0)
Deferred compensation	(32.9)	(37.1)
Operating loss carryforwards	(122.2)	(22.2)
Other, net	(17.7)	32.4

	2,185.7	1,698.9
Valuation allowance	14.2	16.2

Deferred income taxes	$2,199.9	$1,715.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes, Continued:
At December 31, 2005 and 2004, total deferred tax assets were $485.5 million and $202.7 million, respectively, and total deferred tax liabilities were $2,685.4 million and $1,917.8 million, respectively. At December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $276.0 million, which were acquired in connection with Alltel’s merger with Western Wireless and expire in varying amounts from 2019 through 2023. Alltel may be limited in its ability to use the federal net operating loss carryforwards in any one year as a result of the ownership change due to the merger; however, Alltel expects to fully utilize the federal net operating loss carryforwards before their expiration. As of December 31, 2005 and 2004, the Company also had available tax benefits associated with state operating loss carryforwards of $22.4 million and $22.2 million, respectively, which expire annually in varying amounts to 2025. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. The valuation allowance relates to certain state operating loss carryforwards, which may expire and not be utilized. The valuation allowance decreased by $2.0 million in 2005 and was reflected in income tax from continuing operations.

14.	Discontinued Operations:
As previously discussed in Note 3, as a condition of receiving approval for the merger with Western Wireless from the DOJ and the FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. In December 2005, Alltel also sold the Cellular One brand to Dobson Cellular Systems, Inc. and announced an agreement to sell the remaining market in Arkansas to Cingular. The transaction with Cingular, which includes licenses, network assets and customers, is subject to federal regulatory approval and is expected to close in the first half of 2006.

On September 15, 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia and Ghana for $51.7 million in cash. On November 23, 2005, Alltel also completed the sale of Western Wireless’ international operations in Ireland to a subsidiary of eircom Group plc, the Irish fixed-line telecommunications operator, for 420 million euros or approximately $518.6 million. On August 10, 2005, Alltel announced a definitive agreement to sell the Western Wireless international operations in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros or approximately $1.6 billion at current exchange rates. The price is subject to downward adjustment if, among other things, certain operating performance targets are not met. Completion of the sale of the Austrian business is conditioned, among other things, on approval by the European Commission and Austrian regulatory authorities. Alltel has pending definitive agreements to sell the Western Wireless international operations in Bolivia and Haiti for $110.0 million in cash and Alltel is also actively pursuing the disposition of the remaining international operations acquired from Western Wireless. The sales of the Austrian, Bolivian and Haitian operations are expected to close during the first half of 2006. The acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as assets held for sale and discontinued operations in the Company’s consolidated financial statements as of and for the period ended December 31, 2005. Depreciation of long-lived assets related to the international operations and the domestic markets to be divested was not recorded subsequent to the completion of the merger. The fair value of the net assets held for sale was based upon the expected proceeds to be received by Alltel from the disposition of these operations.

Pursuant to a definitive agreement dated January 28, 2003, on April 1, 2003, Alltel sold the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock. Approximately 5,500 employees of the Company transitioned to Fidelity National as part of the transaction. As a result of this transaction, Alltel recorded an after tax gain of $323.9 million. The after-tax proceeds from the sale were used primarily to reduce borrowings outstanding under the Company’s commercial paper program and to retire all long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. As previously discussed in Note 12, the Fidelity National common stock acquired in this transaction was sold on April 6, 2005. The depreciation of long-lived assets related to the financial services division ceased as of January 28, 2003, the date of the agreement to sell such operations. In January 2003, Alltel also completed the termination of its business venture with Bradford & Bingley Group. The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of Alltel, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom. Unfortunately, the business climate in the United Kingdom limited the venture’s ability to leverage the business across a broad base of customers. As a result of these transactions, the operations of the financial services division and ALLTEL Mortgage Solutions, Ltd. have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations, Continued:
The following table includes certain summary income statement information related to the international operations and the domestic markets to be divested acquired from Western Wireless and the financial services operations reflected as discontinued operations for the years ended December 31:

(Millions)	2005	2004	2003

Revenues and sales	$455.4	$–	$210.3
Operating expenses	368.1	–	148.1

Operating income	87.3	–	62.2
Minority interest expense in unconsolidated entities	(5.9)	–	–
Other expense, net (a)	(1.1)	–	(0.1)
Gain on sale of discontinued operations (b)	–	–	555.1

Pretax income from discontinued operations	80.3	–	617.2
Income tax expense (benefit) (c)	50.0	(19.5)	256.2

Income from discontinued operations	$30.3	$19.5	$361.0

Notes:
(a)
Except for the Bolivian credit facility discussed below, Alltel had no outstanding indebtedness directly related to the international operations and domestic markets to be divested that were acquired from Western Wireless or the financial services operations sold to Fidelity National, and accordingly, no additional interest expense was allocated to discontinued operations for the periods presented.

(b)
There was no gain or loss realized upon the sale of the international operations in Georgia, Ghana, Ireland and the domestic markets in Kansas and Nebraska. Goodwill and other intangibles associated with the sold international and domestic operations acquired from Western Wireless amounted to $447.4 million. Goodwill of $25.8 million associated with the sold financial services division was included in the computation of the gain on the sale of those operations.

(c)
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

The following table summarizes the net assets of the domestic market in Arkansas required to be divested by Alltel and the net assets of the four remaining international operations in Austria, Bolivia, Haiti and Slovenia that have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2005:

(Millions)

Current assets	$182.7
Property, plant and equipment	315.3
Goodwill and other intangible assets (a)	1,419.0
Other assets	34.2

Assets held for sale	$1,951.2

Current liabilities	$179.4
Long-term debt (b)	48.4
Other liabilities	66.6

Liabilities related to assets held for sale	$294.4

Notes:
(a)
Includes the fair value of licenses and customer lists. Because substantially all of the assets classified as held for sale will be disposed of by June 30, 2006, the Company did not complete third party valuations to assign specific fair values to the identifiable intangible assets of the international operations and domestic markets to be divested.

(b)
Represents amounts outstanding under a credit facility agreement between Alltel’s Bolivian subsidiary and the Overseas Private Investment Corporation. Under the terms of the credit facility, all outstanding principal is required to be repaid in predetermined quarterly installments beginning on July 15, 2006 and ending on April 15, 2014. Interest accrues at a rate of 8.74 percent and is payable on a quarterly basis. The credit facility contains certain restrictive covenants, including a debt service coverage ratio which does not become effective until the third quarter of 2006, limitations on the Bolivian subsidiary’s ability to incur additional indebtedness, make certain asset dispositions or restricted payments. Substantially all of the Bolivian subsidiary’s assets have been pledged as collateral for the credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Other Comprehensive Income (Loss):
Other comprehensive income (loss) consists of unrealized holding gains (losses) on investments in equity securities and foreign currency translation adjustments. Other comprehensive income (loss) was as follows for the years ended December 31:

(Millions)	2005	2004	2003

Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	$(126.7)	$116.9	$120.5
Income tax expense (benefit)	(44.4)	36.2	46.9

	(82.3)	80.7	73.6

Reclassification adjustments for (gains) losses included in net income for the period	(75.8)	(0.7)	–
Income tax expense (benefit)	26.5	0.3	–

	(49.3)	(0.4)	–

Net unrealized gains (losses) in the period	(202.5)	116.2	120.5
Income tax expense (benefit)	(70.9)	35.9	46.9

	(131.6)	80.3	73.6

Foreign currency translation adjustment:
Translation adjustment for the period	(4.1)	(0.1)	0.8
Reclassification adjustments for losses included in net income for the period	0.8	–	6.7

	(3.3)	(0.1)	7.5

Other comprehensive income (loss) before tax	(205.8)	116.1	128.0
Income tax expense (benefit)	(70.9)	35.9	46.9

Other comprehensive income (loss)	$(134.9)	$80.2	$81.1

16.	Commitments and Contingencies:
Litigation– The Company is party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations, cash flows or financial condition of the Company.

Guarantees– The Company currently has outstanding various indemnifications related either to the sale of the financial services division to Fidelity National or the sale of certain assets and related liabilities of the telecommunications information services operations to Convergys. (See Notes 12 and 14.)

In conjunction with the sale of the financial services division, Alltel agreed to indemnify Fidelity National for any damages resulting from Alltel’s breach of warranty or non-fulfillment of certain covenants under the sales agreement, that exceed 1.5 percent of the purchase price, or $15.75 million, up to a maximum of 15 percent of the purchase price, or $157.5 million. The Company believes, because of the low probability of being required to pay any amount under this indemnification, the fair value of this obligation is immaterial to the consolidated results of operations, cash flows and financial condition of the Company. Accordingly, the Company has not recorded a liability related to it. Alltel also agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division related to periods prior to the date of sale. Alltel’s obligation to Fidelity National under this indemnification is not subject to a maximum amount. At December 31, 2005, the Company has recorded a liability for tax contingencies of approximately $8.0 million related to the operations of the financial services division for periods prior to the date of sale that management has assessed as probable and estimable, which should adequately cover any obligation under this indemnification.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments and Contingencies, Continued:
Lease Commitments– Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for cell site tower space, network facilities, real estate, office space, and office equipment were as follows as of December 31, 2005:

Year	(Millions)

2006	$237.8
2007	187.4
2008	151.5
2009	107.9
2010	54.9
Thereafter	151.7

Total	$891.2

Rental expense totaled $220.6 million in 2005, $184.8 million in 2004 and $139.3 million in 2003.
17.	Agreement to Lease Cell Site Towers:
In 2000, Alltel signed a definitive agreement with American Tower Corporation (“American Tower”) to lease to American Tower certain of the Company’s cell site towers in exchange for cash paid in advance. Under terms of the fifteen-year lease agreement, American Tower assumed responsibility to manage, maintain and remarket the remaining space on the towers, while Alltel maintained ownership of the cell site facilities. Alltel is obligated to pay American Tower a monthly fee for management and maintenance services for the duration of the agreement amounting to $1,200 per tower per month, subject to escalation not to exceed five percent annually. American Tower has the option to purchase the towers for additional consideration totaling $42,844 per tower in cash or, at Alltel’s election, 769 shares of American Tower Class A common stock per tower at the end of the lease term. Upon completion of this transaction, the Company had leased 1,773 cell site towers to American Tower and received proceeds of $531.9 million. Proceeds from this leasing transaction were recorded by Alltel as deferred rental income and are recognized as service revenues on a straight-line basis over the fifteen-year lease term. Deferred rental income was as follows at December 31:

(Millions)	2005	2004

Deferred rental income – current (included in other current liabilities)	$35.5	$35.6
Deferred rental income – long-term (included in other liabilities)	337.2	375.3

Total deferred rental income	$372.7	$410.9

18.	Business Segments:
Alltel disaggregates its business operations based upon differences in products and services. Wireless operations include cellular and PCS services and are provided in 34 states. Alltel manages its wireline-based services as a single operating segment and assesses operating performance and allocates resources at a level that consolidates the results of the ILEC, CLEC and Internet operations. Local service and network access services are provided by the Company’s ILEC subsidiaries in 15 states. Local competitive access services are provided on both a facilities-based and resale basis in six markets. Internet access services are an additional product offering provided to ILEC and CLEC customers and are currently marketed in 17 states. Communications support services consist of the Alltel’s product distribution, directory publishing, long-distance, and telecommunications information services operations. The Company’s product distribution subsidiary is a distributor of telecommunications equipment and materials and operates four warehouses and four counter-sales showrooms across the United States. The Company’s publishing subsidiary coordinates advertising, sales, printing, and distribution for 386 telephone directory contracts in 36 states. Long-distance services are currently marketed in 25 states. Telecommunications information services operations provide application software, data processing and outsourcing services to telecommunications companies in the United States. Corporate items include general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments.

The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The Company accounts for intercompany sales at current market prices or in accordance with regulatory requirements. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 10. These items are not allocated to the segments and are included in corporate operations. In addition, none of the non-operating items such as equity earnings in unconsolidated partnerships, minority interest expense, other income, net, gain on disposal of assets, write-down of investments, debt prepayment penalties, interest expense and income taxes have been allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Business Segments, Continued:

(Millions)	For the year ended December 31, 2005
			Communications
			Support	Total
	Wireless	Wireline	Services	Segments

Revenues and sales from unaffiliated customers:
Domestic	$6,269.7	$2,215.8	$758.9	$9,244.4
International	–	–	–	–

	6,269.7	2,215.8	758.9	9,244.4
Intercompany revenues and sales	6.2	163.3	266.7	436.2

Total revenues and sales	6,275.9	2,379.1	1,025.6	9,680.6

Operating expenses	4,060.5	994.7	923.5	5,978.7
Depreciation and amortization	960.7	480.7	33.9	1,475.3

Total costs and expenses	5,021.2	1,475.4	957.4	7,454.0

Segment income	$1,254.7	$903.7	$68.2	$2,226.6

Assets	$15,416.3	$4,878.6	$533.5	$20,828.4
Investments in unconsolidated partnerships	$157.2	$–	$–	$157.2
Capital expenditures	$935.8	$351.9	$13.6	$1,301.3

(Millions)	For the year ended December 31, 2004
			Communications
			Support	Total
	Wireless	Wireline	Services	Segments

Revenues and sales from unaffiliated customers:
Domestic	$5,078.1	$2,256.0	$680.9	$8,015.0
International	–	–	1.9	1.9

	5,078.1	2,256.0	682.8	8,016.9
Intercompany revenues and sales	–	163.8	241.0	404.8

Total revenues and sales	5,078.1	2,419.8	923.8	8,421.7

Operating expenses	3,319.1	977.3	826.8	5,123.2
Depreciation and amortization	738.8	516.5	34.3	1,289.6

Total costs and expenses	4,057.9	1,493.8	861.1	6,412.8

Segment income	$1,020.2	$926.0	$62.7	$2,008.9

Assets	$9,881.5	$5,042.8	$495.8	$15,420.1
Investments in unconsolidated partnerships	$257.8	$–	$–	$257.8
Capital expenditures	$769.3	$332.0	$15.1	$1,116.4

	For the year ended December 31, 2003
			Communications
			Support	Total
	Wireless	Wireline	Services	Segments

Revenues and sales from unaffiliated customers:
Domestic	$4,728.4	$2,286.9	$693.6	$7,708.9
International	–	–	4.4	4.4

	4,728.4	2,286.9	698.0	7,713.3
Intercompany revenues and sales	–	149.2	261.0	410.2

Total revenues and sales	4,728.4	2,436.1	959.0	8,123.5

Operating expenses	3,059.4	1,025.7	846.4	4,931.5
Depreciation and amortization	671.0	526.5	36.2	1,233.7

Total costs and expenses	3,730.4	1,552.2	882.6	6,165.2

Segment income	$998.0	$883.9	$76.4	$1,958.3

Assets	$9,673.9	$5,212.9	$518.6	$15,405.4
Investments in unconsolidated partnerships	$281.9	$–	$–	$281.9
Capital expenditures	$739.4	$378.6	$19.0	$1,137.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Business Segments, Continued:
A reconciliation of the total business segments to the applicable amounts in the Company’s consolidated financial statements was as follows as of and for the years ended December 31:

(Millions)	2005	2004	2003

Revenues and sales:
Total business segments	$9,680.6	$8,421.7	$8,123.5
Less: intercompany eliminations (1)	(193.6)	(175.6)	(143.6)

Total revenues and sales	$9,487.0	$8,246.1	$7,979.9

Income from continuing operations before income taxes:
Total business segment income	$2,226.6	$2,008.9	$1,958.3
Corporate operations	(76.8)	(36.4)	(41.3)
Restructuring and other charges	(58.7)	(50.9)	(19.0)
Equity earnings in unconsolidated partnerships	43.4	68.5	64.4
Minority interest expense in consolidated partnerships	(69.1)	(80.1)	(78.6)
Other income, net	158.8	34.5	11.0
Interest expense	(332.6)	(352.5)	(378.6)
Gain on disposal of assets, write-down of investments and other	218.8	–	17.9

Total income from continuing operations before income taxes	$2,110.4	$1,592.0	$1,534.1

Depreciation and amortization expense:
Total business segments	$1,475.3	$1,289.6	$1,233.7
Corporate operations	7.3	10.1	14.0

Total depreciation and amortization expense	$1,482.6	$1,299.7	$1,247.7

Assets:
Total business segments	$20,828.4	$15,420.1	$15,405.4
Corporate assets (2)	1,270.1	1,201.2	1,319.3
Assets held for sale	1,951.2	–	–
Less: elimination of intercompany receivables	(36.6)	(17.6)	(63.6)

Total assets	$24,013.1	$16,603.7	$16,661.1

Capital expenditures:
Total business segments	$1,301.3	$1,116.4	$1,137.0
Corporate operations	1.1	9.0	0.7

Total capital expenditures	$1,302.4	$1,125.4	$1,137.7

Notes:
(1)	See “Transactions with Certain Affiliates” in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

(2)	Corporate assets consist of cash and short-term investments, fixed assets, investments in equity securities and other assets not allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Business Segments, Continued:
Supplemental information pertaining to the Communications Support Services segment was as follows for the years ended December 31:

(Millions)	2005	2004	2003

Revenues and sales from unaffiliated customers:
Product distribution	$396.7	$306.5	$275.1
Long-distance and network management services	200.4	188.0	198.7
Directory publishing	144.6	146.5	115.3
Telecommunications information services	17.2	41.8	108.9

	$758.9	$682.8	$698.0

Intercompany revenues and sales:
Product distribution	$151.5	$114.7	$132.3
Long-distance and network management services	105.1	116.9	121.4
Directory publishing	10.1	9.4	7.3
Telecommunications information services	–	–	–

	$266.7	$241.0	$261.0

Total revenues and sales:
Product distribution	$548.2	$421.2	$407.4
Long-distance and network management services	305.5	304.9	320.1
Directory publishing	154.7	155.9	122.6
Telecommunications information services	17.2	41.8	108.9

Total communications support services revenues and sales	$1,025.6	$923.8	$959.0

19.	Quarterly Financial Information – (Unaudited):

	For the year ended December 31, 2005
(Millions, except per share amounts)	Total			4th	3rd			2nd		1st

Revenues and sales	$9,	487.0	$2,	581.8	$2,5	19.1	$2,	260.1	$2,	126.0
Operating income	$2,	091.1		$522.7	$ 5	76.9		$522.2		$469.3
Income from continuing operations	$1,	308.5		$258.3	$ 3	35.1		$402.1		$313.0
Discontinued operations		30.3		4.3		26.0		–		–

Income before cumulative effect of accounting change	$1,	338.8		$262.6	$ 3	61.1		$402.1		$313.0
Cumulative effect of accounting change		(7.4)		(7.4)		–		–		–

Net income	$1,	331.4		$255.2	$ 3	61.1		$402.1		$313.0
Preferred dividends		0.1		–		–		0.1		–

Net income applicable to common shares	$1,	331.3		$255.2	$ 3	61.1		$402.0		$313.0

Basic earnings per share:
Income from continuing operations		$3.84		$ .67		$.92		$1.28		$1.04
Income from discontinued operations	.09			.01	.07			–		–
Cumulative effect of accounting change	(.02)		(.02)		–			–		–

Net income	$3.91			$ .66	$.99			$1.28		$1.04

Diluted earnings per share:
Income from continuing operations	$3.80			$ .67	$.91			$1.27		$1.03
Income from discontinued operations	.09			.01	.07			–		–
Cumulative effect of accounting change	(.02)		(.02)		–			–		–

Net income	$3.87			$ .66	$.98			$1.27		$1.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Quarterly Financial Information – (Unaudited), Continued:

	For the year ended December 31, 2004
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st

Revenues and sales	$8,246.1	$2,139.7	$2,103.1	$2,042.1	$1,961.2
Operating income	$1,921.6	$501.2	$517.8	$507.8	$394.8
Income from continuing operations	$1,026.7	$270.6	$303.7	$262.6	$189.8
Discontinued operations	19.5	–	19.5	–	–

Net income	$1,046.2	$270.6	$323.2	$262.6	$189.8
Preferred dividends	0.1	–	–	0.1	–

Net income applicable to common shares	$1,046.1	$270.6	$323.2	$262.5	$189.8

Basic earnings per share:
Income from continuing operations	$3.34	$.89	$ .99	$.85	$.61
Income from discontinued operations	.06	–	.06	–	–

Net income	$3.40	$.89	$1.05	$.85	$.61

Diluted earnings per share:
Income from continuing operations	$3.33	$.89	$ .99	$.85	$.61
Income from discontinued operations	.06	–	.06	–	–

Net income	$3.39	$.89	$1.05	$.85	$.61

Notes to Quarterly Financial Information:
A.
During the fourth quarter of 2005, Alltel recorded $8.7 million of integration expenses related to its acquisitions of Western Wireless and PS Cellular and the exchange of wireless properties with Cingular. The Company also incurred $31.3 million of incremental costs, principally consisting of investment banker, audit and legal fees, related to the pending spin off its wireline business to Alltel stockholders and merger with Valor. These transactions decreased net income $36.5 million or $.09 per share. (See Note 10). In the fourth quarter of 2005, Alltel adopted the measurement and recognition provisions of FIN 47 in accounting for conditional asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, or $.02 per share. (See Note 2.)

B.
During the third quarter of 2005, the Company recorded an additional pretax gain of $30.5 million related to the exchange of three wireless partnership interests with Cingular. Alltel also incurred $14.3 million of integration expenses related to its acquisition of Western Wireless and exchange of wireless properties with Cingular. In addition, the Company also recorded a restructuring charge of $4.6 million related to a planned workforce reduction in its wireline operations. These transactions increased net income $11.6 million or $.03 per share. (See Notes 10 and 12).

C.
During the second quarter of 2005, in connection with the Company’s exchange of certain wireless assets with Cingular, Alltel recorded a pretax gain of $127.5 million. The Company also recorded a pretax gain of $75.8 million from the sale of all of its shares of Fidelity National common stock. In addition, the Company incurred net pretax termination fees of approximately $15.0 million in connection with the early termination of $450.0 million of long-term debt and a related interest rate swap agreement. These transactions increased net income $118.0 million or $.37 per share (See Note 12).

D.
During the first quarter of 2005, the Company received a special cash dividend of $111.0 million on its investment in Fidelity National common stock. This transaction increased net income $69.8 million or $.20 per share. (See Note 11).

E.
During the fourth quarter of 2004, the Company recorded a $0.9 million reduction in the liabilities associated with the restructuring efforts initiated in the first quarter of 2004 (see Note G below), consisting of $0.7 million in employee relocation expenses and $0.2 million in severance and employee benefit costs. (See Note 10).

F.
In the third quarter of 2004, the IRS completed its fieldwork related to the audits of Alltel’s consolidated federal income tax returns for the years 1997 through 2001 and issued its proposed audit adjustments related to the periods under examination. As a result, Alltel adjusted its income tax contingency reserves to reflect the IRS findings, the effects of which resulted in a reduction in income tax expense associated with continuing operations of $19.7 million or $.06 per share. (See Note 2).

G.
In the first quarter of 2004, Alltel recorded a restructuring charge of $29.3 million related to a planned workforce reduction and the exit of its CLEC operations in the Jacksonville, Florida market. In addition, Alltel recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003. Alltel also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities. These transactions decreased net income $31.6 million or $.10 per share. (See Note 10).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Pending Transactions:
Acquisition of Wireless Properties– On November 18, 2005, Alltel announced that it had entered into a definitive agreement to purchase Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Holdings”) for $1.075 billion in cash. Under terms of the agreement, Alltel will acquire from Midwest Holdings wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2 million potential customers, network assets and approximately 400,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin. Closing of the transaction is contingent upon regulatory approval, including approval of the FCC and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur by mid-year 2006.
Spin Off of Wireline Business and Merger with Valor Communications Group, Inc.– On December 9, 2005, Alltel announced that its board of directors had approved the spin-off of the Company’s wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin off will include the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long distance and the wireline sales portion of communications products. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel will contribute all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock to be distributed pro rata to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in an amount not to exceed the Company’s tax basis in Spinco, and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, which Alltel intends to exchange for outstanding Company debt securities or otherwise transfer to Alltel’s creditors. Alltel will also transfer to Spinco approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Prior to the distribution and merger with Valor, Spinco will borrow approximately $3.965 billion (the “Spinco financing amount”) through a new senior credit agreement, the issuance of high yield debt securities in the private placement market or through a public offering to pay the special dividend and to distribute debt securities to Alltel in an amount equal to the difference between the Spinco financing amount and the special dividend. Alltel has received a commitment letter from various financial institutions to provide Spinco with up to $4.2 billion in senior secured credit facilities comprised of term loan facilities in an aggregate amount of up to $3.7 billion and a revolving credit facility of up to $500 million.
Immediately after the consummation of the spin off, Alltel Holding will merge with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock will be converted into the right to receive an aggregate number of shares of common stock of Valor. Valor is expected to issue in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or approximately 1.04 shares of Valor common stock (subject to variation based on the number of Spinco common shares to be distributed to Alltel stockholders and as a result of compensatory equity grants and other issuances) for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders will own approximately 85 percent of the outstanding equity interests of the surviving corporation and the stockholders of Valor will own the remaining 15 percent of such equity interests. As a result of the merger, Valor will also assume approximately $4.2 billion of long-term debt.
Upon the spin-off of the wireline business, the number of shares underlying stock options held by wireless employees and the related per share exercise price will be adjusted to maintain both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value. Unvested options held by wireline employees will be replaced with restricted shares of Valor common stock. As of December 31, 2005, wireline employees held vested options to purchase approximately 1.8 million shares of Alltel common stock.
Consummation of the merger is subject to certain conditions, including the approval of the merger by the stockholders of Valor, receipt of a favorable ruling from the IRS regarding the tax-free status of the distribution, special dividend, debt exchange and merger transaction, consummation of the Spinco financing, and the receipt of regulatory approvals, including, without limitation, the approval of the FCC and multiple state public service commissions. The transaction is expected to close by mid-year 2006. The merger agreement contains certain termination rights for each of Alltel and Valor and further provides that, upon termination of the merger agreement under specified circumstances involving an alternative transaction, Valor may be required to pay Alltel a termination fee of $35.0 million. Conversely, Alltel may be required to pay Valor a termination fee of (i) $35.0 million if Valor terminates the merger agreement because of a material breach by Alltel or Spinco that results in the failure of the parties to obtain the Spinco financing or any party terminates the merger agreement after December 8, 2006 and at the time of termination all conditions have been satisfied other than the Spinco financing condition and (ii) $20.0 million if Valor terminates the merger agreement because of a material breach by Alltel or Spinco that results in the failure of the parties to obtain the required IRS rulings or tax opinions or any party terminates the merger agreement after December 8, 2006 and at the time of termination all conditions have been satisfied other than the IRS ruling or tax opinion conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events:
Conversion of Western Wireless Notes– As previously discussed in Note 3, in connection with the Company’s merger with Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003. Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into 34.6144 shares of Alltel common stock and $598.47 in cash based on the mixed-election exchange ratio specified in the merger agreement. During January and February 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 3.5 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes.