Form 10-Q
period 2006-03-31
ALLTEL CORP
filed 2006-05-09
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).             ☐  YES   ☒  NO

Number of common shares outstanding as of April 28, 2006:     389,107,443

The Exhibit Index is located on page 51.

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS
Page No.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	49

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with pending acquisitions and dispositions, including the pending acquisition of Midwest Wireless and the pending dispositions of the Bolivan operations and the wireline business; the risks associated with the integration of acquired businesses; the uncertainties related to any discussions or negotiations regarding the sale of any remaining international assets; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; the availability and cost of financing in the corporate credit and debt markets necessary to consummate the disposition of the wireline business; the uncertainties related to Alltel’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	March 31,	December 31,
Assets	2006	2005
Current Assets:
Cash and short-term investments	$886.5	$989.2
Accounts receivable (less allowance for doubtful
accounts of $70.0 and $84.7, respectively)	1,015.0	1,077.2
Inventories	193.9	232.6
Prepaid expenses and other	100.5	115.2
Assets held for sale	2,027.1	1,951.2
Total current assets	4,223.0	4,365.4
Investments	374.8	358.4
Goodwill	8,981.7	8,677.3
Other intangibles	2,207.6	2,179.1
Property, Plant and Equipment:
Land	310.1	298.6
Building and improvements	1,237.7	1,211.4
Wireline	6,988.3	6,942.0
Wireless	6,971.0	6,852.6
Information processing	1,223.3	1,187.2
Other	540.0	530.3
Under construction	412.2	475.4
Total property, plant and equipment	17,682.6	17,497.5
Less accumulated depreciation	9,759.6	9,433.9
Net property, plant and equipment	7,923.0	8,063.6
Other assets	336.0	369.3
Total Assets	$24,046.1	$24,013.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$205.1	$205.1
Accounts payable	517.2	645.4
Advance payments and customer deposits	239.7	240.5
Accrued taxes	233.7	174.7
Accrued dividends	149.5	147.8
Accrued interest	79.2	102.5
Current deferred income taxes	340.1	339.0
Other current liabilities	262.7	255.4
Liabilities related to assets held for sale	301.7	294.4
Total current liabilities	2,328.9	2,404.8
Long-term debt	5,661.9	5,782.9
Deferred income taxes	1,868.5	1,860.9
Other liabilities	891.0	949.0
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 10,702 and 11,122
shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized,
388,857,700 and 383,605,936 shares issued and outstanding, respectively	388.9	383.6
Additional paid-in capital	5,440.8	5,339.3
Unrealized holding gain on investments	30.3	22.3
Foreign currency translation adjustment	14.8	(2.8)
Retained earnings	7,420.7	7,272.8
Total shareholders’ equity	13,295.8	13,015.5
Total Liabilities and Shareholders’ Equity	$24,046.1	$24,013.1
See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months
	Ended March 31,
(Millions, except per share amounts)	2006	2005
Revenues and sales:
Service revenues	$2,247.7	$1,898.3
Product sales	292.0	227.7
Total revenues and sales	2,539.7	2,126.0
Costs and expenses:
Cost of services (excluding depreciation of $251.3 and $241.9,
respectively, included below)	731.7	626.3
Cost of products sold	355.8	281.8
Selling, general, administrative and other	499.0	407.4
Depreciation and amortization	404.5	341.2
Integration expenses and other charges	19.5	-
Total costs and expense	2,010.5	1,656.7
Operating income	529.2	469.3

Equity earnings in unconsolidated partnerships	12.9	10.7
Minority interest in consolidated partnerships	(13.9)	(18.3)
Other income, net	11.9	120.7
Interest expense	(89.0)	(86.7)

Income from continuing operations before income taxes	451.1	495.7
Income taxes	171.5	182.7

Income from continuing operations	279.6	313.0
Discontinued operations (net of income taxes of $28.8)	17.8	-

Net income	297.4	313.0
Preferred dividends	-	-
Net income applicable to common shares	$297.4	$313.0
Earnings per share:
Basic:
Income from continuing operations	$.72	$1.04
Income from discontinued operations	.05	-
Net income	$.77	$1.04
Diluted:
Income from continuing operations	$.72	$1.03
Income from discontinued operations	.05	-
Net income	$.77	$1.03

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months
	Ended March 31,
(Millions)	2006	2005
Cash Provided from Operations:
Net income	$297.4	$313.0
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(17.8)	-
Depreciation and amortization	404.5	341.2
Provision for doubtful accounts	53.7	40.9
Change in deferred income taxes	21.5	(19.1)
Other, net	11.2	13.6
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	9.3	16.5
Inventories	38.7	8.7
Accounts payable	(120.5)	17.6
Other current liabilities	33.6	86.6
Other, net	1.5	(40.3)
Net cash provided from operations	733.1	778.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(213.7)	(254.9)
Additions to capitalized software development costs	(7.2)	(11.1)
Additions to investments	-	(0.7)
Purchases of property, net of cash acquired	(458.9)	(51.8)
Proceeds from the return on investments	8.9	7.8
Other, net	(0.9)	3.0
Net cash used in investing activities	(671.8)	(307.7)
Cash Flows from Financing Activities:
Dividends on common and preferred stock	(147.8)	(105.7)
Repayments of long-term debt	(0.7)	(1.9)
Conversion of convertible notes	(59.8)	-
Distributions to minority investors	(11.8)	(12.7)
Excess tax benefits from stock option exercises	1.9	-
Long-term debt issued	-	50.0
Common stock issued	54.9	2.8
Net cash used in financing activities	(163.3)	(67.5)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	85.6	-
Cash provided from investing activities	4.9	-
Cash used in financing activities	(91.7)	-
Net cash used in discontinued operations	(1.2)	-

Effect of exchange rate changes on cash and short-term investments	0.5	-

Increase (decrease) in cash and short-term investments	(102.7)	403.5

Cash and Short-term Investments:
Beginning of the period	989.2	484.9
End of the period	$886.5	$888.4

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Unrealized	Foreign
			Additional	Holding	Currency
	Preferred	Common	Paid-In	Gain On	Translation	Retained
(Millions)	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total
Balance at December 31, 2005	$0.3	$383.6	$5,339.3	$22.3	$(2.8)	$7,272.8	$13,015.5
Net income	-	-	-	-	-	297.4	297.4
Other comprehensive loss, net of tax: (See Note 11)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	8.0	-	-	8.0
Foreign currency translation adjustment	-	-	-	-	17.6	-	17.6
Comprehensive income	-	-	-	8.0	17.6	297.4	323.0
Employee plans, net	-	1.5	53.3	-	-	-	54.8
Restricted stock	-	0.3	-	-	-	-	0.3
Amortization of unearned compensation (See Note 2)	-	-	9.0	-	-	-	9.0
Tax benefit for non-qualified stock options	-	-	2.5	-	-	-	2.5
Conversion of convertible notes (See Note 3)	-	3.5	36.7	-	-	-	40.2
Dividends:
Common - $.385 per share	-	-	-	-	-	(149.5)	(149.5)
Preferred	-	-	-	-	-	-	-
Balance at March 31, 2006	$0.3	$388.9	$5,440.8	$30.3	$14.8	$7,420.7	$13,295.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   General:
Basis of Presentation - The consolidated financial statements at March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.   Accounting Changes:
Change in Business Segment Reporting - Effective January 1, 2006, the Company retrospectively changed its business segment reporting to exclude from wireless segment income the effects of amortization expense related to intangible assets recorded in connection with the acquisition of wireless properties. This amortization expense is now included in corporate expenses. The change in segment reporting reflected a first quarter 2006 decision by Alltel’s management to evaluate the financial performance of the Company’s wireless segment based on operating results that exclude the effects of amortization expense related to acquired intangible assets. Alltel’s management, including the chief operating decision-maker, uses the revised measurement of wireless segment income consistently for all purposes, including internal reporting, evaluation of business objectives, opportunities and performance, resource allocation and the determination of management compensation.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been reclassified to conform to this new financial reporting presentation.

Changes in Accounting Estimates - Effective January 1, 2006, the Company prospectively reduced depreciation rates for its incumbent local exchange carrier operations in Pennsylvania to reflect the results of a study of depreciable lives completed by Alltel in January 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of this change resulted in a decrease in depreciation expense of $4.4 million and an increase in net income of $2.7 million or $.01 per share for the three months ended March 31, 2006.

Changes in Accounting Principle - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations”. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarized the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method and applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). Under the modified prospective transition method, Alltel is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption. Compensation expense for the unvested awards outstanding as of January 1, 2006 will be recognized over the remaining requisite service period based on the fair value of the awards on the date of grant, as previously calculated by Alltel in developing its pro forma disclosures in accordance with the provisions of SFAS No. 123. Operating results for prior periods have not been restated.

Upon adoption of SFAS No. 123(R), Alltel elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the first quarter of 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.1 percent based on Alltel’s historical experience. In the Company’s pro forma information required under SFAS No. 123, Alltel accounted for forfeitures as they occurred. Compensation expense for stock option awards granted after January 1, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by Alltel for purposes of its pro forma disclosures under SFAS No. 123.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.   Accounting Changes, Continued:
Stock-based compensation expense recognized for the three months ended March 31, 2006 was as follows:

(Millions, except per share amounts)
Compensation expense related to stock options issued by Alltel	$4.8
Compensation expense related to stock options converted to Alltel stock options in connection with the acquisition of Western Wireless Corporation	0.5
Compensation expense related to restricted stock awards	3.7
Compensation expense before income taxes	9.0
Income tax benefit	(2.8)
Compensation expense, net of tax	$6.2
Earnings per share effects of compensation expense, net of tax
Basic earnings per share	$.02
Diluted earnings per share	$.02

Comparatively, stock-based compensation expense recognized for the three months ended March 31, 2005 was $1.6 million consisting solely of expense related to restricted stock awards. Stock-based compensation expense is included in selling, general, administrative and other expenses within the Company’s unaudited interim consolidated statements of income. For the three months ended March 31, 2006, stock-based compensation expense allocated to business segments totaled $7.3 million to the wireless segment, $0.9 million to the wireline segment and $0.8 million to corporate expenses. As presented in the table above, the effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in a pretax charge of $4.8 million, which decreased net income $3.6 million or $.01 per share for the three months ended March 31, 2006.

Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation cost for employee stock options based upon the intrinsic value of the option on the date of grant consistent with the recognition and measurement principles of APB Opinion No. 25. Because Alltel had established the exercise price of its employee stock options based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and accordingly, Alltel did not record compensation expense for employee stock options prior to adopting SFAS No. 123(R). The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans for the three months ended March 31, 2005:

(Millions, except per share amounts)
Net income as reported		$313.0
Add stock-based compensation expense included in
net income, net of related tax effects		1.0
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(6.6)
Pro forma net income		$307.4
Basic earnings per share:	As reported	$1.04
	Pro forma	$1.02
Diluted earnings per share:	As reported	$1.03
	Pro forma	$1.01

See Note 6 for a further discussion of the Company’s stock-based compensation plans.

Effective January 1, 2005, the Company changed its accounting for operating leases with scheduled rent increases. Previously, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effect of this change, which is included in cost of services, was not material to Alltel’s 2005 or previously reported consolidated results of operations, financial position or cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.   Acquisitions:
On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million potential customers (“POPs”) in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships. During March 2006, Alltel completed a preliminary purchase price allocation for this transaction based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $399.1 million to customer list ($38.0 million), cellular licenses ($40.0 million) and goodwill ($321.1 million). The customer list recorded in connection with this transaction is being amortized over a five-year period using the sum-of-the-years digits method. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. The Company expects the goodwill and other identified intangible assets recorded in connection with this transaction to be deductible for income tax purposes. Given the close proximity to quarter end that this transaction was completed, the values of certain assets and liabilities have been based on preliminary valuations and are subject to adjustment as additional information is obtained. Accordingly, the purchase price allocation is subject to adjustment based upon completion of third party valuations and the final determination of fair values.

During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest. In connection with this acquisition, the Company paid $2.6 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.0 million to goodwill.

For both of the 2006 acquisitions, Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired in order to gain full control over the day-to-day operations of the wireless markets in North Carolina, South Carolina and Wisconsin. In addition, Alltel will no longer incur certain general and administrative expenses, such as audit and legal fees, attributable to managing its relationship with the other partners.

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

During the first quarter of 2006, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to reflect the resolution of a pre-acquisition contingency concerning universal service fund support that Western Wireless had received as an Eligible Telecommunications Carrier (“ETC”) in the State of Kansas and to adjust certain income tax valuation allowances related to the international operations. The effects of these adjustments resulted in a reduction in goodwill of $21.5 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.   Acquisitions, Continued:
During the first quarter of 2006, Alltel substantially completed the integration of the domestic operations acquired from Western Wireless. In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions. (See Note 8 for a discussion of integration expenses recorded by Alltel during the first quarter of 2006). Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005. These employee benefit costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, as liabilities assumed in the business combination. As of March 31, 2006, Alltel had paid $20.9 million in employee termination and retention benefits, and 292 of the scheduled employee terminations had been completed.

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and Federal Communications Commission (“FCC”), Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the Company’s merger with Western Wireless. During December 2005, Alltel completed the sale of the Cellular One brand to Dobson Cellular Systems, Inc. and on March 24, 2006, Alltel completed the sale of the remaining market in Arkansas to Cingular Wireless LLC (“Cingular”). During 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland. As discussed in Note 15, on April 28, 2006, Alltel completed sales of the Western Wireless international operations in Austria and Haiti, and Alltel has a pending definitive agreement to sell the international operations in Bolivia. Alltel is also actively pursuing the disposition of the remaining international operations acquired from Western Wireless and expects to complete the disposition of the remaining operations during the second quarter of 2006. Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying unaudited interim consolidated financial statements. (See Note 10).

Under terms of the agreement with U.S. Cellular, Alltel acquired two rural markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless. During the first quarter of 2006, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the wireless property interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $100.1 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized over a five-year period using the sum-of-the-years digits method. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. The finalization of the purchase price allocation resulted in a reduction to the preliminary values assigned to cellular licenses ($1.5 million), customer list ($0.5 million), and acquired net tangible assets ($1.8 million) with an increase to goodwill
($3.8 million) compared to the corresponding values that had been previously recorded in the Company’s consolidated balance sheet as of December 31, 2005.

The following unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2005 assume that the acquisition of wireless properties from Western Wireless occurred as of January 1, 2005:

(Millions, except per share amounts)
Revenues and sales	$2,366.5
Income from continuing operations	$318.0
Combined earnings per share from continuing operations:
Basic earnings per share	$.83
Diluted earning per share	$.82
Net income	$344.3
Combined earnings per share:
Basic earnings per share	$.90
Diluted earning per share	$.89

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.   Acquisitions, Continued:
The pro forma amounts represent the historical operating results of the properties acquired from Western Wireless with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts also give effect to the May 17, 2005 issuance of approximately 24.5 million shares of Alltel common stock to settle the purchase contract obligation related to the Company’s outstanding equity units (see Note 5), the proceeds of which were used to finance the cash portion of the merger transaction and a portion of the repayment of Western Wireless’ long-term debt. The pro forma amounts also include the special cash dividend received on the Company’s investment in Fidelity National Financial, Inc. (“Fidelity National”), as more fully discussed in Note 9 below. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Western Wireless properties had been operated by Alltel during the period presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses.

4.   Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. As of January 1, 2006, Alltel completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required. The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2006 were as follows:

			Communications
			Support
(Millions)	Wireless	Wireline	Services	Total
Balance at December 31, 2005	$7,427.4	$1,247.6	$2.3	$8,677.3
Acquired during the period	322.1	-	-	322.1
Other adjustments	(17.7)	-	-	(17.7)
Balance at March 31, 2006	$7,731.8	$1,247.6	$2.3	$8,981.7

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	March 31,	December 31,
(Millions)	2006	2005
Cellular licenses	$1,430.8	$1,392.3
Personal Communications Services licenses	79.1	79.1
Franchise rights - wireline	265.0	265.0
	$1,774.9	$1,736.4

Intangible assets subject to amortization were as follows:

	March 31, 2006
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$797.9	$(375.9)	$422.0
Franchise rights	22.5	(16.7)	5.8
Roaming agreement	6.1	(1.2)	4.9
	$826.5	$(393.8)	$432.7

	December 31, 2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$760.4	$(329.2)	$431.2
Franchise rights	22.5	(16.4)	6.1
Roaming agreement	6.1	(0.7)	5.4
	$789.0	$(346.3)	$442.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.   Goodwill and Other Intangible Assets, Continued:
Amortization expense for intangible assets subject to amortization was $47.5 million and $15.8 million for the three month periods ended March 31, 2006 and 2005, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $168.6 million in 2006, $128.6 million in 2007, $93.7million in 2008, $51.6 million in 2009 and $24.0 million in 2010. See Note 3 for a discussion of the acquisitions completed during the first quarter of 2006 that resulted in the recognition of goodwill and other intangible assets.

5.   Equity Units:
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

6.   Stock-Based Compensation:
Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock compensation plans in effect at March 31, 2006 was 31.6 million shares.

Stock Options - Fixed stock options granted under the stock-based compensation plans generally become exercisable over a period of one to five years after the date of grant. Certain fixed options granted in 2000 become exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant. Under Alltel’s stock option plan for non-employee directors (the “Directors’ Plan”), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock. Under the Directors’ Plan, directors receive a one-time option grant to purchase 10,000 shares of common stock when they join the Board. Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 6,500 shares). Options granted under the Directors’ Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant. For all plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. For fixed stock options, the maximum term for each option granted is 10 years. The Company’s practice has been to issue new shares of common stock upon the exercise of stock options.

The weighted average fair value of stock options granted during the three months ended March 31, 2006 was $19.13 per share using the Black-Scholes option-pricing model and the following weighted average assumptions:

Expected life	6.5 years
Expected volatility	23.6%
Dividend yield	0.8%
Risk-free interest rate	4.3%

The expected life assumption was determined based on the Company’s historical stock option exercise experience using a rolling 10-year average for three separate groups of employees that exhibited similar historical exercise behavior. Alltel believes that its historical experience is the best estimate of future exercise patterns currently available. The expected volatility assumption was based on a combination of the implied volatility derived from publicly traded options to purchase Alltel common stock and the Company’s historical common stock volatility. Implied volatility was derived from two-year traded options, while historical volatility was calculated using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.   Stock-Based Compensation, Continued:
Alltel believes that estimating expected volatility based on a combination of implied and historical volatility is more representative of future stock price trends than using historical volatility alone. The expected dividend yield was based on the Company’s approved annual dividend rate in effect at the date of grant adjusted to reflect the expected reduction in Alltel’s dividend rate from $1.54 to $.50 per share following the completion of the spin off of the Company’s wireline operations to Alltel’s shareholders (see Note 14). Future increases to the dividend rate were not included in the development of the dividend yield assumption because Alltel’s board of directors has not approved any increase to the dividend rate following completion of the spin-off. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Activity under all of the Company’s stock options plans for the three months ended March 31, 2006 was as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	17,316.5	$53.94
Granted	792.0	62.05
Exercised	(1,529.5)	36.22
Forfeited	(41.7)	53.52
Expired	(7.6)	31.60
Outstanding at March 31, 2006	16,529.7	$55.98
Exercisable at end of period	12,115.7	$56.95

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $42.2 million. Alltel received $55.4 million in cash from the exercise of stock options.

The following is a summary of stock options outstanding and exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	(Thousands)	Average	Average	(Thousands)	Average
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise Prices	Shares	Contractual Life	Per Share	Shares	Per Share
$ 7.57 - $14.71	240.6	4.2 years	$10.14	200.8	$10.65
$26.61 - $32.50	519.5	2.3 years	31.63	467.8	31.55
$33.88 - $40.30	1,155.3	1.5 years	34.51	1,153.9	34.50
$43.12 - $50.28	2,480.6	7.0 years	48.35	1,145.2	48.27
$50.81 - $58.46	4,401.3	6.9 years	54.80	2,207.6	55.09
$62.05 - $68.25	7,590.9	4.7 years	65.24	6,798.9	65.61
$70.75 - $73.13	141.5	3.4 years	72.43	141.5	72.43
	16,529.7	5.3 years	$55.98	12,115.7	$56.95

Non-vested stock options as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2005	5,051.4	$51.94
Granted	792.0	62.05
Vested	(1,390.9)	53.22
Forfeited	(38.5)	52.80
Non-vested at March 31, 2006	4,414.0	$53.34

At March 31, 2006, the total unamortized compensation cost for non-vested stock option awards amounted to $45.7 million and is expected to be recognized over a weighted average period of 3.4 years. Unrecognized compensation expense for stock options was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.   Stock-Based Compensation, Continued:
Restricted Stock - In January 2006, 2005 and 2004, Alltel granted to certain senior management employees restricted stock awards which had an aggregate fair value on the date of grant of $16.6 million, $11.1 million and $8.5 million, respectively. The cost of the restricted stock awards is determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and is expensed ratably over the vesting period. The restricted shares granted in 2006 will vest in equal increments over a three-year period following the date of grant, except for awards representing 72,000 shares, which will vest in increments of 40%, 30% and 30% over a five-year period beginning three years after the date of grant. The restricted shares granted in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if Alltel achieves a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted in 2004 will vest in equal increments over a three-year period following the date of grant.

Non-vested restricted stock activity for the three months ended March 31, 2006 was as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Non-vested at December 31, 2005	302,530	$52.52
Granted	272,000	61.07
Vested	(52,511)	49.28
Forfeited	-	-
Non-vested at March 31, 2006	522,019	$57.30

At March 31, 2006, unrecognized compensation expense for the restricted shares amounted to $22.7 million and was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity. The unrecognized compensation expense for the non-vested restricted shares at March 31, 2006 is expected to be recognized over a weighted average period of 2.5 years.

7.   Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible nonbargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, Alltel has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. Alltel funds the accrued costs of these plans as benefits are paid. The components of pension expense, including provision for executive retirement agreements, were as follows for the three month periods ended March 31:

(Millions)	2006	2005
Benefits earned during the year	$6.7	$8.4
Interest cost on benefit obligation	14.9	14.6
Special termination benefits	4.5	-
Settlement loss	1.0	-
Amortization of prior service cost	0.1	0.1
Recognized net actuarial loss	8.4	7.6
Expected return on plan assets	(20.9)	(20.7)
Net periodic benefit expense	$14.7	$10.0

As further discussed in Note 14, on December 9, 2005, Alltel announced that it would spin off its wireline telecommunications business to its stockholders and merge it with Valor Communications Group, Inc. (“Valor”). Two former executive officers of Alltel still employed by the Company, who are eligible to receive supplemental retirement benefits payable under the Company’s supplemental executive retirement plan, will join the new wireline company being formed in the merger of Alltel’s wireline business with Valor. As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off is consummated. The special termination benefits payable to the two executives and the corresponding settlement loss are being recognized ratably during the first six months of 2006 and have been included in

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

7.   Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
integration expenses and other charges within the Company’s consolidated statement of income for the three months ended March 31, 2006. (See Note 8).

Alltel disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $20.5 million for retirement benefits in 2006 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans, a substantial portion of which are for payments to the two executives discussed above. Through March 31, 2006, Alltel had contributed $0.8 million to fund the supplemental retirement plans. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2006. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. The components of postretirement expense were as follows for the three month periods ended March 31:

(Millions)	2006	2005
Benefits earned during the year	$0.1	$0.1
Interest cost on benefit obligation	3.3	3.5
Amortization of transition obligation	0.2	0.2
Amortization of prior service cost	0.5	0.5
Recognized net actuarial loss	1.6	1.7
Expected return on plan assets	-	-
Net periodic benefit expense	$5.7	$6.0

8.   Integration Expenses and Other Charges:
A summary of the integration expenses and other charges recorded during the three months ended March 31, 2006 was as follows:

(Millions)	Wireless	Wireline	Total
Rebranding and signage costs	$8.3	$-	$8.3
Computer system conversion and other integration expenses	2.5	-	2.5
Costs associated with pending spin-off of wireline operations	-	8.7	8.7
Total integration expenses and other charges	$10.8	$8.7	$19.5

The Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during the first quarter of 2006. In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $8.7 million of incremental costs, primarily consisting of the $5.5 million of special termination benefits payable to the two executives and the corresponding settlement loss previously discussed (see Note 7) and additional consulting and legal fees of $2.7 million.

The following is a summary of the activity related to the liabilities associated with the Company’s integration and other restructuring activities for the three months ended March 31, 2006:

(Millions)
Balance, beginning of period	$29.7
Integration expenses and other charges recorded during the period	19.5
Non-cash portion of integration expenses and other charges	(0.7)
Cash outlays during the period	(12.6)
Balance, end of period	$35.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

8.   Integration Expenses and Other Charges, Continued:
At March 31, 2006, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of investment banker, audit, consulting and legal fees of $33.1 million, integration costs of $2.6 million and lease and contract termination costs of $0.2 million. Of the total remaining liability, $33.1 million was included in accounts payable and $2.8 million was included in other current liabilities in the accompanying consolidated balance sheet as of March 31, 2006. The integration expenses and other charges decreased net income $12.7 million for the three months ended March 31, 2006.

9.   Investments - Special Cash Dividend:
On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National totaling $111.0 million, related to the shares of Fidelity National common stock received as partial consideration for the sale of Alltel’s financial services business to Fidelity National on April 1, 2003. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock. The special cash dividend was included in other income, net in the accompanying consolidated statement of income for the three months ended March 31, 2005.

10.      Discontinued Operations:
As previously discussed in Note 3, as a condition of receiving approval for the merger with Western Wireless from the DOJ and the FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc., and on March 24, 2006, Alltel completed the sale of the remaining market in Arkansas to Cingular.

On September 15, 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia and Ghana for $51.7 million in cash. On November 23, 2005, Alltel also completed the sale of Western Wireless’ international operations in Ireland to a subsidiary of eircom Group plc, the Irish fixed-line telecommunications operator, for 420 million euros or approximately $518.6 million. On August 10, 2005, Alltel announced a definitive agreement to sell the Western Wireless international operations in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros. As discussed in Note 15, on April 28, 2006, Alltel completed the sale of the Austrian business and received cash proceeds of $1.6 billion. On that same day, Alltel also completed the sale of the Western Wireless international operations in Haiti for $70.6 million in cash. Alltel has a pending definitive agreement to sell the international operations in Bolivia and is actively pursuing the disposition of the remaining international operations acquired from Western Wireless. Alltel expects to complete the disposition of the remaining international operations during the second quarter of 2006.

The acquired international operations and interests of Western Wireless and the domestic market in Arkansas to be divested by Alltel have been classified as assets held for sale and discontinued operations in the Company’s interim consolidated financial statements as of and for the period ended March 31, 2006. Depreciation of long-lived assets related to the international operations and the domestic markets to be divested was not recorded subsequent to the completion of the merger. The fair value of the net assets held for sale was based upon the expected proceeds to be received by Alltel from the disposition of these operations.

The following table includes certain summary income statement information related to the international operations and the domestic market in Arkansas to be divested reflected as discontinued operations for the three months ended March 31, 2006:

(Millions)
Revenues and sales	$206.4
Operating expenses	154.6
Operating income	51.8
Minority interest expense in unconsolidated entities	(4.5)
Other expense, net (a)	(0.7)
Pretax income from discontinued operations	46.6
Income tax expense	28.8
Income from discontinued operations	$17.8

    Notes:
(a)
Except for the Bolivian credit facility discussed below, Alltel had no outstanding indebtedness directly related to the international operations that were acquired from Western Wireless, and accordingly, no additional interest expense was allocated to discontinued operations for the period presented.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.      Discontinued Operations, Continued:
The following table includes the net assets of the remaining international operations in Austria, Bolivia, Haiti and Slovenia that have been classified as held for sale in the accompanying unaudited consolidated balance sheet as of March 31, 2006:

(Millions)
Current assets	$216.1
Property, plant and equipment	334.0
Goodwill and other intangible assets (a)	1,439.9
Other assets	37.1
Assets held for sale	$2,027.1
Current liabilities	$182.6
Long-term debt (b)	47.6
Other liabilities	71.5
Liabilities related to assets held for sale	$301.7

    Notes:
(a)
Includes the fair value of licenses and customer lists. Because substantially all of the assets classified as held for sale will be disposed of by June 30, 2006, the Company will not complete third party valuations to assign specific fair values to the identifiable intangible assets of the international operations and the domestic markets to be divested.

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

11.     Other Comprehensive Income (Loss):
Other comprehensive income (loss) consists of unrealized holding gains (losses) on investments in equity securities and foreign currency translation adjustments. Other comprehensive income (loss) was as follows for the three month periods ended March 31:

(Millions)	2006	2005
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	$12.4	$(142.6)
Income tax expense (benefit)	4.4	(49.9)
	8.0	(92.7)

Foreign currency translation adjustment for the period	17.6	-

Other comprehensive income (loss) before tax	30.0	(142.6)
Income tax expense (benefit)	4.4	(49.9)
Other comprehensive income (loss)	$25.6	$(92.7)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.      Earnings per Share:
Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding restricted and preferred stock. The dilutive effects of stock options and preferred stock were determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of the Company’s common stock. The number of stock options that were not included in the computation of diluted earnings per share were approximately 4.6 million and 9.0 million shares of common stock for the three months ended March 31, 2006 and 2005, respectively. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended
March 31:

(Millions, except per share amounts)	2006	2005
Basic earnings per share:
Income from continuing operations	$279.6	$313.0
Income from discontinued operations	17.8	-
Less preferred dividends	-	-
Net income applicable to common shares	$297.4	$313.0
Weighted average common shares outstanding for the period	386.8	302.2
Basic earnings per share:
From continuing operations	$.72	$1.04
From discontinued operations	.05	-
Net income	$.77	$1.04
Diluted earnings per share:
Net income applicable to common shares	$297.4	$313.0
Adjustment for interest expense on convertible notes, net of tax	0.1	-
Adjustment for convertible preferred stock dividends	-	-
Net income applicable to common shares assuming conversion of preferred stock and convertible notes	$297.5	$313.0
Weighted average common shares outstanding for the period	386.8	302.2
Increase in shares resulting from:
Assumed exercise of stock options	1.5	1.0
Assumed conversion of convertible notes	1.0	-
Assumed conversion of preferred stock	0.2	0.2
Non-vested restricted stock awards	0.2	0.1
Weighted average common shares assuming conversion	389.7	303.5
Diluted earnings per share
From continuing operations	$.72	$1.03
From discontinued operations	.05	-
Net income	$.77	$1.03

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.      Business Segment Information:
Alltel manages its business operations based on differences in products and services. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the items discussed in Notes 8 and 9, respectively. Items not allocated to the segments are included in corporate operations. In addition, as previously discussed in Note 2, effective January 1, 2006, the Company retrospectively changed its business segment reporting to exclude from wireless segment income the effects of amortization expense related to intangible assets recorded in connection with the acquisition of wireless properties. As a result, wireless segment income excludes pretax amortization expense of $45.5 million and $13.8 million for the three months ended March 31, 2006 and 2005, respectively. This amortization expense is now included in corporate expenses. Segment operating results were as follows for the three month periods ended
March 31:

(Millions)	2006	2005
Revenues and Sales from External Customers:
Wireless	$1,755.9	$1,350.4
Wireline	537.0	556.0
Communications support services	191.0	170.1
Total business segments	$2,483.9	$2,076.5

Intersegment Revenues and Sales:
Wireless	$1.5	$1.6
Wireline	38.4	37.6
Communications support services	59.9	54.6
Total business segments	$99.8	$93.8

Total Revenues and Sales:
Wireless	$1,757.4	$1,352.0
Wireline	575.4	593.6
Communications support services	250.9	224.7
Total business segments	2,583.7	2,170.3
Less intercompany eliminations	(44.0)	(44.3)
Total revenues and sales	$2,539.7	$2,126.0

Segment Income:
Wireless	$355.5	$285.3
Wireline	226.6	214.5
Communications support services	21.5	11.9
Total segment income	603.6	511.7
Corporate expenses	(54.9)	(42.4)
Integration expenses and other charges	(19.5)	-
Equity earnings in unconsolidated partnerships	12.9	10.7
Minority interest in consolidated partnerships	(13.9)	(18.3)
Other income, net	11.9	120.7
Interest expense	(89.0)	(86.7)
Income from continuing operations before income taxes	$451.1	$495.7

Segment assets were as follows:
	March 31,	December 31,
(Millions)	2006	2005
Wireless	$15,536.2	$15,416.3
Wireline	4,828.0	4,878.6
Communications support services	495.6	533.5
Total business segments	20,859.8	20,828.4
Corporate headquarters assets not allocated to segments	1,182.8	1,270.1
Assets held for sale	2,027.1	1,951.2
Less elimination of intersegment receivables	(23.6)	(36.6)
Total consolidated assets	$24,046.1	$24,013.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.      Business Segment Information, Continued:
Supplemental information pertaining to the communications support services segment was as follows for the three month periods ended March 31:

(Millions)	2006	2005
Revenues and Sales from External Customers:
Product distribution	$108.9	$93.8
Long-distance and network management services	53.6	47.0
Directory publishing	24.5	24.1
Telecommunications information services	4.0	5.2
Total	$191.0	$170.1

Intersegment Revenues and Sales:
Product distribution	$30.6	$26.8
Long-distance and network management services	27.4	25.6
Directory publishing	1.9	2.2
Telecommunications information services	-	-
Total	$59.9	$54.6

Total Revenues and Sales:
Product distribution	$139.5	$120.6
Long-distance and network management services	81.0	72.6
Directory publishing	26.4	26.3
Telecommunications information services	4.0	5.2
Total revenues and sales	$250.9	$224.7

14.      Pending Transactions:
Acquisition of Wireless Properties - On November 18, 2005, Alltel announced that it had entered into a definitive agreement to purchase Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1.075 billion in cash.  Under terms of the agreement, Alltel will acquire wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2 million potential customers, network assets and approximately 400,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin. Closing of the transaction is contingent upon regulatory approval, including approval of the FCC and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur in the third quarter of 2006.

Spin Off of Wireline Business and Merger with Valor Communications Group, Inc. - On December 9, 2005, Alltel announced that its board of directors had approved the spin-off of the Company’s wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. The spin off will include the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long distance and the wireline sales portion of communications products. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel will contribute all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock to be distributed pro rata to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in an amount not to exceed the Company’s tax basis in Spinco, and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, which Alltel intends to exchange for outstanding Company debt securities or otherwise transfer to Alltel’s creditors. Alltel will also transfer to Spinco approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Prior to the distribution and merger with Valor, Spinco will borrow approximately $4.0 billion (the “Spinco financing amount”) through a new senior credit agreement, the issuance of high yield debt securities in the private placement market or through a public offering to pay the special dividend and to distribute debt securities to Alltel in an amount equal to the difference between the Spinco financing amount and the special dividend. Alltel has received a commitment letter from various financial institutions to provide Spinco with up to $4.2 billion in senior secured credit facilities comprised of term loan facilities in an aggregate amount of up to $3.7 billion and a revolving credit facility of up to $500 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

14.      Pending Transactions, Continued:
Immediately after the consummation of the spin off, Alltel Holding will merge with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock will be converted into the right to receive an aggregate number of shares of common stock of Valor. Valor is expected to issue in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or approximately 1.04 shares of Valor common stock (subject to variation based on the number of Spinco common shares to be distributed to Alltel stockholders and as a result of compensatory equity grants and other issuances) for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders will own approximately 85 percent of the outstanding equity interests of the surviving corporation, which will be named Windstream Corporation, and the stockholders of Valor will own the remaining 15 percent of such equity interests. As a result of the merger, Valor will also assume approximately $4.2 billion of long-term debt.

Upon the spin-off of the wireline business, the number of shares underlying stock options held by wireless employees and the related per share exercise price will be adjusted to maintain both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value. Unvested options held by wireline employees will be replaced with restricted shares of Valor common stock. As of March 31, 2006, wireline employees held vested options to purchase approximately 1.7 million shares of Alltel common stock.

Consummation of the merger is subject to certain outstanding conditions, including the approval of the merger by the stockholders of Valor, consummation of the Spinco financing, and the receipt of regulatory approvals from multiple state public service commissions. The transaction is expected to close by mid-year 2006. The merger agreement contains certain termination rights for each of Alltel and Valor and further provides that, upon termination of the merger agreement under specified circumstances involving an alternative transaction, Valor may be required to pay Alltel a termination fee of $35.0 million. Conversely, Alltel may be required to pay Valor a termination fee of (i) $35.0 million if Valor terminates the merger agreement because of a material breach by Alltel or Spinco that results in the failure of the parties to obtain the Spinco financing or any party terminates the merger agreement after December 8, 2006 and at the time of termination all conditions have been satisfied other than the Spinco financing condition and (ii) $20.0 million if Valor terminates the merger agreement because of a material breach by Alltel or Spinco that results in the failure of the parties to obtain the required tax opinions or any party terminates the merger agreement after December 8, 2006 and at the time of termination all conditions have been satisfied other than the tax opinion conditions.

15.     Subsequent Events
Sale of Certain International Operations - On April 28, 2006, Alltel completed the sale of Western Wireless’ international operations in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros, or $1.6 billion. Also on April 28, 2006, the Company completed the sale of Western Wireless’ international operations in Haiti and received approximately $70.6 million in cash proceeds. Because the carrying value of the sold operations at March 31, 2006 approximated the net proceeds received, Alltel expects that any pretax gain or loss realized from these sales will be immaterial to the Company’s consolidated results of operations for the interim periods ended
June 30, 2006.

Receipt of Liquidating Distribution - On November 10, 2005, federal legislation was enacted which included provisions to dissolve and liquidate the assets of the Rural Telephone Bank (“RTB”). In connection with the dissolution and liquidation, the RTB will redeem all outstanding shares of its Class C stock. During April 2006, Alltel received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in RTB Class C stock. The pretax gain of $176.6 million resulting from the liquidating distributions will be included in Alltel’s consolidated results of operations for the interim periods ended June 30, 2006.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2006 and 2005, and Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005.

EXECUTIVE SUMMARY
Alltel is a customer-focused communications company providing wireless, local telephone, long-distance, Internet and high-speed data services to more than 15 million residential and business customers in 36 states. Among the highlights in the first quarter of 2006:

•
Wireless revenues and sales increased 30 percent over 2005 reflecting the effects of Alltel’s August 1, 2005 acquisition of Western Wireless Corporation (“Western Wireless”) and the exchange of wireless properties with Cingular Wireless LLC (“Cingular”) completed during the second quarter of 2005. Excluding the effects of acquisitions, wireless revenues and sales increased 9 percent from a year ago driven by Alltel’s continued focus on quality customer growth, improvements in data revenues and additional Eligible Telecommunications Carrier (“ETC”) subsidies. Average revenue per customer increased 4 percent from a year ago to $50.90, while retail revenue per customer increased to $46.21, a 2 percent increase from a year ago. Retail minutes of use per wireless customer per month increased to 610 minutes, a 12 percent increase from the same period of 2005.

•
Wireless gross customer additions were 805,000 in the quarter, and net customer additions were 165,000. Within its non-acquired or heritage markets, gross customer additions increased 20 percent compared to the first quarter of 2005. In its heritage markets, Alltel added 48,000 net postpay wireless customers and added 105,000 net prepaid customers during the first quarter of 2006. The net gain in prepaid customers reflected continued growth in Simple Freedom, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart stores and the roll-out of Alltel’s new “U” prepaid wireless service, which offers customers expanded phone selection, choice of enhanced features and free nationwide long distance calling originating within the Alltel network. In the acquired markets, Alltel added 12,000 customers. Wireless postpay churn decreased 6 basis points from the same period a year ago to 1.66 percent, while total churn declined 11 basis points year-over-year to 2.00 percent. In Alltel’s heritage markets, postpay churn declined 4 basis points year-over-year to 1.68 percent.

•
Wireless segment income increased 25 percent from a year ago, primarily reflecting the acquisition-related growth in revenues and sales noted above. Growth in wireless segment income was affected by additional customer acquisition costs due to the significant increase in gross customer additions noted above.

•
In its wireline business, Alltel added 44,000 broadband customers, increasing Alltel’s broadband customer base to 441,000. During the quarter, the Company lost approximately 23,000 wireline access lines, a year-over-year decline of 4 percent. Average revenue per wireline customer increased 1 percent from a year ago to $66.77 due primarily to growth in broadband revenues. Although wireline revenues and sales decreased 3 percent from a year ago, wireline segment income increased 6 percent year-over-year, primarily due to a reduction in depreciation rates for Alltel’s Florida, Georgia, Pennsylvania and South Carolina operations, reflecting the results of studies of depreciable lives completed by Alltel during the second half of 2005 and in January 2006.

As further discussed under “Acquisitions to be Completed in 2006”, Alltel positioned its wireless business for future growth opportunities as a result of the Company’s planned acquisition of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”). Through this acquisition, which is expected to close in the third quarter of 2006, Alltel will add approximately 400,000 wireless customers and expand its wireless operations in Minnesota, Iowa and Wisconsin. On May 1, 2006, Alltel also purchased a wireless property in Illinois with a potential service area covering 485,000 potential customers for $141.1million in cash.

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

During the first quarter of 2006, Alltel expanded its opportunities for selling additional wireless data service through the launch of an EV-DO blackberry device and several new data applications including Axcess Radio, which includes 40 channels of commercial-free streaming music. Alltel expects to continue to launch data applications and products throughout the year to take advantage of its expanded EV-DO coverage, resulting from the Company’s network build plans with market launches scheduled for the second half of the year.  To maintain its post-pay customer growth and extend the reach of the Alltel brand, the Company also recently launched a new service offering called “My Circle”, which enables Alltel customers, on select rate plans priced $59.95 or higher, to make and receive unlimited free calls to up to ten phone numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service.

Throughout the remainder of 2006, Alltel will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing these challenges, Alltel will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting vigorous advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.

PENDING TRANSACTIONS TO BE COMPLETED DURING 2006
Spin Off of Wireline Business and Merger with Valor
Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel will contribute all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of Alltel, in exchange for: (i) the issuance to Alltel of Spinco common stock to be distributed pro rata to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in an amount not to exceed the Company’s tax basis in Spinco, and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, which Alltel intends to exchange for outstanding Company debt securities or otherwise transfer to Alltel’s creditors. Alltel will also transfer to Spinco approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Prior to the distribution and merger with Valor, Spinco will borrow approximately $4.0 billion (the “Spinco financing amount”) through a new senior credit agreement, the issuance of high yield debt securities in the private placement market or through a public offering to pay the special dividend and to distribute debt securities to Alltel in an amount equal to the difference between the Spinco financing amount and the special dividend. Alltel has received a commitment letter from various financial institutions to provide Spinco with up to $4.2 billion in senior secured credit facilities comprised of term loan facilities in an aggregate amount of up to $3.7 billion and a revolving credit facility of up to $500 million.

Immediately after the consummation of the spin off, Alltel Holding will merge with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock will be converted into the right to receive an aggregate number of shares of common stock of Valor. Valor is expected to issue in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or approximately 1.04 shares of Valor common stock (subject to variation based on the number of Spinco common shares to be distributed to Alltel stockholders and as a result of compensatory equity grants and other issuances) for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders will own approximately 85 percent of the outstanding equity interests of the surviving corporation, which will be named Windstream Corporation, and the stockholders of Valor will own the remaining 15 percent of such equity interests. Valor will also assume approximately $4.2 billion of long-term debt. Consummation of the merger is subject to certain outstanding conditions, including the approval of the merger by the stockholders of Valor, consummation of the Spinco financing, and the receipt of regulatory approvals from multiple state public service commissions. The transaction is expected to close by mid-year 2006. (See “Integration Expenses and Other Charges” below for a discussion of nonrecurring expenses recorded by Alltel in the first quarter of 2006 related to the spin off and merger transaction).

Acquisitions to be Completed During 2006
On November 18, 2005, Alltel announced that it had entered into a definitive agreement to purchase Midwest Wireless for $1.075 billion in cash. Under terms of the agreement, Alltel will acquire wireless properties, including 850 MHz licenses and Personal Communications Services spectrum covering approximately 2.0 million potential customers (“POPs”), network assets and approximately 400,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin. Closing of the transaction is contingent upon regulatory approval, including approval of the Federal Communications Commission (“FCC”) and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. (See Note 14 to the unaudited interim consolidated financial statements for additional information regarding these pending transactions.)

ACQUISITIONS
On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships. During the first quarter of 2006, Alltel also acquired for $2.6 million in cash the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.

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

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger. Under terms of the agreement, Alltel acquired approximately 90,000 customers in two Rural Service Area (“RSA”) markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc., and on March 24, 2006, Alltel completed the sale of the remaining market in Arkansas to Cingular. During 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash, and on April 28, 2006, Alltel completed the sales of the Western Wireless international operations in Austria and Haiti for approximately $1.7 billion in cash. Alltel has a pending definitive agreement to sell the international operations in Bolivia and is actively pursuing the disposition of the remaining international operations acquired from Western Wireless. Alltel expects to complete the disposition of the remaining operations during the second quarter of 2006. Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements. During the first quarter of 2006, Alltel substantially completed the integration of the remaining acquired domestic operations of Western Wireless and in connection with its integration efforts incurred $10.8 million of incremental expenses during the first three months of 2006, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions. (See “Integration Expenses and Other Charges” below for a discussion of integration expenses recorded by Alltel in the first quarter of 2006).

On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and subscribers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired 20MHz of spectrum and network assets formerly owned by AT&T Wireless in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. In this transaction, Alltel added approximately 212,000 customers. (See Note 3 to the consolidated financial statements for additional information regarding these acquisitions.)

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended
	March 31,
(Millions, except per share amounts)	2006	2005
Revenues and sales:
Service revenues	$2,247.7	$1,898.3
Product sales	292.0	227.7
Total revenues and sales	2,539.7	2,126.0
Costs and expenses:
Cost of services	731.7	626.3
Cost of products sold	355.8	281.8
Selling, general, administrative and other	499.0	407.4
Depreciation and amortization	404.5	341.2
Integration expenses and other charges	19.5	-
Total costs and expenses	2,010.5	1,656.7
Operating income	529.2	469.3
Non-operating income, net	10.9	113.1
Interest expense	(89.0)	(86.7)
Income from continuing operations before income taxes	451.1	495.7
Income taxes	171.5	182.7
Income from continuing operations	279.6	313.0
Income from discontinued operations, net of tax	17.8	-
Net income	$297.4	$313.0
Basic earnings per share:
Income from continuing operations	$.72	$1.04
Income from discontinued operations	.05	-
Net income	$.77	$1.04
Diluted earnings per share:
Income from continuing operations	$.72	$1.03
Income from discontinued operations	.05	-
Net income	$.77	$1.03

Total revenues and sales increased 19 percent, or $413.7 million, for the three months ended March 31, 2006, compared to the same period of 2005. Service revenues increased by 18 percent, or $349.4 million, in the first quarter of 2006 compared to the prior year. The acquisitions of wireless properties from Cingular, Western Wireless and U.S. Cellular previously discussed accounted for approximately $270.4 million of the overall increase in service revenues in 2006. In addition to the effects of the acquisitions, service revenues increased $55.5 million in the first quarter of 2006 due to nonacquisition-related growth in Alltel’s wireless postpay customer base and increased revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings. Service revenues for 2006 also reflected growth in revenues derived from wireless and wireline data services, which increased $43.0 million from the same period a year ago, primarily reflecting strong demand for these services. Wireless services revenues also included increases in regulatory and other fees of $14.7 million in the three month period of 2006 due to additional Universal Service Fund (“USF”) support received by Alltel reflecting an increase in the contribution factor, and additional revenues attributable to Alltel’s certification in 23 states as an ETC, which accounted for $9.9 million of the overall increase in regulatory fees in the first quarter of 2006. Revenues from the sale of wireless equipment protection plans increased $11.9 million in the three month period of 2006 compared to the same prior year period, reflecting customer growth and continued demand for these plans. As compared to the same period of 2005, wholesale wireless revenues increased $3.4 million in the first quarter of 2006, primarily due to growth in CDMA minutes of use.

The above increases in service revenues were partially offset by lower wireless airtime and retail roaming revenues and reductions in wireline access and toll service revenues. Compared to the first quarter of 2005, wireless airtime and retail roaming revenues decreased $22.5 million in the three month period of 2006, primarily due to the effects of customers migrating to rate plans with a larger number of packaged minutes. Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. Wireline local access service and intrastate network access and toll revenues decreased $25.0 million in the first quarter of 2006, primarily as a result of the loss of wireline access lines due, in part, to broadband and wireless substitution.

Product sales increased $64.3 million, or 28 percent, in the three month period ended March 31, 2006, compared to the same period of 2005. The increase in product sales in 2006 was primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading music, games, entertainment content, weather and office applications. The acquisitions of wireless properties previously discussed accounted for $14.5 million of the overall increase in product sales in the first quarter of 2006. The increase in product sales in 2006 also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.

Cost of services increased $105.4 million, or 17 percent, in the three month period ended March 31, 2006, compared to the same period of 2005. The wireless property acquisitions accounted for approximately $71.6 million of the overall increase in cost of services in 2006. Cost of services for 2006 also reflected higher wireless network-related costs of $32.8 million, resulting from increased network traffic due to nonacquisition-related customer growth, increased minutes of use and expansion of network facilities. Cost of services in 2006 also included increased wireless customer service expenses of $8.2 million, reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Compared to the same period in 2005, payments to data content providers increased $8.0 million in the first quarter of 2006 consistent with the growth in revenues derived from data services discussed above. Cost of services for 2006 also included additional wireless bad debt expense of $7.7 million, primarily due to non-acquisition growth in customers and increased write-offs associated with early disconnect penalties. Conversely, cost of services in Alltel’s wireline operations decreased $5.1 million in the first quarter of 2006 due to the loss of wireline access lines and the Company’s continued efforts to control operating expenses in its wireline business. Comparatively, cost of services for the three month period of 2005 included $19.8 million of incremental costs primarily related to a change in accounting for operating leases. Certain of Alltel’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effects of this change, which were included in corporate expenses, were not material to Alltel’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold increased $74.0 million, or 26 percent, in the first quarter of 2006 compared to the same period a year ago. The increase in 2006 was consistent with the overall growth in product sales noted above and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors. The wireless acquisitions discussed above accounted for $27.8 million of the overall increase in cost of products sold in 2006. In addition to the effects of the acquisitions, cost of products sold increased primarily due to increased sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts.

Selling, general, administrative and other expenses increased $91.6 million, or 22 percent, in first quarter of 2006, compared to the same period a year ago. The wireless property acquisitions accounted for $64.4 million of the overall increase in these expenses in the first quarter of 2006. In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses for 2006 also reflected increased commission costs of $15.7 million consistent with the significant increase in gross customer additions for the quarter. Selling, general, administrative and other expenses also included increased advertising costs of $9.6 million attributable to the Company’s continued efforts to promote the Alltel brand, and incremental stock-based compensation of $7.4 million, primarily due to Alltel’s adoption of SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006, as more fully discussed in Note 2 to the unaudited interim consolidated financial statements.

Depreciation and amortization expense increased $63.3 million, or 19 percent, in the three month period ended March 31, 2006, compared to the same period of 2005. Depreciation expense increased $32.6 million in the first quarter of 2006 primarily due to the wireless property acquisitions, which accounted for $41.5 million of the overall increase in depreciation expense. Additionally, growth in wireless plant in service, consistent with Alltel’s plans to expand and upgrade its network facilities, also contributed to the overall increase in depreciation expense in the first quarter of 2006. The increases in depreciation expense attributable to the wireless property acquisitions and growth in wireless plant in service were partially offset by lower wireline depreciation expense of $23.7 million, reflecting a reduction in depreciation rates for the Company’s Florida, Georgia, Pennsylvania and South Carolina operations. Depreciation rates for these operations were reduced as a result of studies of depreciable lives completed by Alltel during the second half of 2005 and in January 2006. Compared to the same period a year ago, amortization expense increased $31.7 million in the first quarter of 2006 due to the wireless property acquisitions and the adverse effects of using an accelerated amortization method for customer lists recorded in connection with those acquisitions.

Operating income increased $59.9 million, or 13 percent, in the three month period ended March 31, 2006, compared to the same period a year ago. The increase in 2006 primarily reflected growth in wireless segment income resulting from the effects of the wireless property acquisitions, which accounted for $79.5 million of the overall increase in operating income for the first quarter of 2006. Wireline segment income increased $12.1 million year-over-year, primarily due to a reduction in depreciation rates for the Company’s Florida, Georgia, Pennsylvania and South Carolina operations discussed above. Operating income comparisons for the three month period of 2006 were adversely affected by the increase in amortization expense related to acquired intangible assets previously discussed and the effects of integration expenses and other charges, as further discussed below. The changes in wireless and wireline segment income in the first quarter of 2006 are further discussed below under “Results of Operations by Business Segment”. Comparatively, operating income for the first quarter of 2005 included the incremental costs associated with Alltel’s change in accounting for certain operating leases previously discussed.

Integration Expenses and Other Charges
A summary of the integration expenses and other charges recorded during the three months ended March 31, 2006 was as follows:

(Millions)	Wireless	Wireline	Total
Rebranding and signage costs	$8.3	$-	$8.3
Computer system conversion and other integration expenses	2.5	-	2.5
Costs associated with pending spin-off of wireline operations	-	8.7	8.7
Total integration expenses and other charges	$10.8	$8.7	$19.5

The Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during the first quarter of 2006. In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $8.7 million of incremental costs, primarily consisting of special termination benefits payable to two executives, who will be joining the new wireline company formed by the merger of Alltel’s wireline business with Valor. As a result of the spin-off, Alltel’s supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off is consummated. The special termination benefits, including a corresponding settlement loss, are being recognized ratably over the first six months of 2006 and totaled $5.5 million in the first quarter of 2006. Costs incurred associated with the spin-off also included $2.7 million in additional consulting and legal fees.

At March 31, 2006, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of investment banker, audit, consulting and legal fees of $33.1 million, integration costs of $2.6 million and lease and contract termination costs of $0.2 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 8 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges.)

Non-Operating Income, Net
	Three Months Ended
	March 31,
(Millions)	2006	2005
Equity earnings in unconsolidated partnerships	$12.9	$10.7
Minority interest in consolidated partnerships	(13.9)	(18.3)
Other income, net	11.9	120.7
Non-operating income, net	$10.9	$113.1

As indicated in the table above, non-operating income, net decreased $102.2 million in the three months ended March 31, 2006, as compared to the same period in 2005. The increase in equity earnings in unconsolidated partnerships of $2.2 million primarily resulted from improved operating results in those markets in which the Company owns a minority interest. The decrease in minority interest expense of $4.4 million primarily reflected the effects of Alltel’s acquisitions during the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina, South Carolina and Wisconsin. Other income, net in the three month period of 2005 included a special cash dividend received on the Company’s investment in Fidelity National Financial, Inc. (“Fidelity National”) common stock. On March 9, 2005, Fidelity National declared a special $10 per share cash dividend to Fidelity National stockholders. The special cash dividend of $111.0 million was paid to Alltel on March 28, 2005.

On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for $350.8 million in cash. Alltel had originally acquired the Fidelity National shares as partial consideration in connection with the April 1, 2003 sale of Alltel’s financial services business to Fidelity National.

Compared to the same period of 2005, other income, net in 2006 included additional interest income earned on the Company’s cash and short-term investments of $4.6 million due to significant growth in Alltel’s available cash on hand following the May 17, 2005 issuance of common stock to settle the purchase contract portion of the Company’s mandatorily convertible units. As more fully discussed in Note 5 to the unaudited interim consolidated financial statements, during 2002, Alltel issued 27.7 million equity units which included a purchase contract that obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued Alltel common shares at a price of $50 per share. Upon settlement of the purchase contract obligation, Alltel issued 24.5 million common shares and received proceeds of $1,385.0 million.

Interest Expense
Interest expense increased $2.3 million, or 3 percent, in the three month period ended March 31, 2006 compared to the same period of 2005. The increase primarily reflected additional interest costs resulting from $950.0 million of incremental commercial paper borrowings outstanding as of March 31, 2006, as compared to March 31, 2005. The incremental commercial paper borrowings were incurred by Alltel to finance a portion of the repayment of Western Wireless’ long-term debt subsequent to the merger and the cash portion of the merger consideration, as further discussed below under “Cash Flows-Financing Activities”. The increase in interest expense in 2006 attributable to higher commercial paper borrowings was partially offset by favorable effects on interest costs attributable to the April 8, 2005 redemption of $450.0 million, 7.50 percent senior notes and the repayment of $200.0 million 6.75 percent senior notes on September 15, 2005. Interest expense for the three month period of 2006 also reflected the effects of the February 17, 2005 remarketing of the senior note portion of Alltel’s equity units that reset the annual interest rate on the notes to 4.656 percent from 6.25 percent for periods subsequent to February 17, 2005.

Income Taxes
Income tax expense decreased $11.2 million, or 6 percent, for the three month period ended March 31, 2006, compared to the same period of 2005. The decrease in income tax expense was consistent with the overall decline in the Company’s income before income taxes, when compared to the same prior year period, and primarily reflected the effects of the special cash dividend received from Fidelity National in the first quarter of 2005, as previously discussed. The decrease in income before income taxes in 2006 attributable to the absence of the special cash dividend was partially offset by growth in wireless segment income, reflecting the wireless property acquisitions, and growth in Alltel’s wireline operations due to the reduction in depreciation rates. Income tax expense for the first quarter of 2006 also reflected an increase in the Company’s effective income tax rate, which increased to 38.0 percent in the three months ended March 31, 2006, compared to 36.9 percent for the corresponding period of 2005. The lower effective income tax rate in the first quarter of 2005 included the favorable income tax treatment of the special cash dividend received from Fidelity National.

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

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations decreased $33.4 million, or 11 percent, for the three month period ended March 31, 2006, compared to the same period of 2005. Basic and diluted earnings per share from continuing operations decreased 31 percent and 30 percent, respectively, in the three month period of 2006 compared to the same period of 2005. The decreases in net income and earnings per share in 2006 reflected the absence of the special cash dividend received from Fidelity National in the first quarter of 2005 and the effects of the integration expenses and other charges incurred during the first quarter of 2006 previously discussed. The decreases in basic and diluted earnings per share in the three month period of 2006 also reflected the increases in weighted average share counts due to the equity unit conversion in May 2005 and the Western Wireless merger as further discussed below. The decreases in net income and earnings per share attributable to these factors were partially offset by growth in wireless and wireline segment income. For a further discussion of the wireless and wireline segment operating results, see “Results of Operations by Business Segment” below.

Discontinued Operations
As discussed earlier, as a condition of receiving approval from the DOJ and FCC for its merger with Western Wireless, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc., and on March 24, 2006, Alltel sold the remaining market in Arkansas to Cingular. During the third and fourth quarters of 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland, and on April 28, 2006, Alltel completed the sales of the Western Wireless international operations in Austria and Haiti. Alltel has a pending definitive agreement to sell the international operations in Bolivia, and is also actively pursuing the disposition of the remaining international operations acquired from Western Wireless. Alltel expects to complete the disposition of the remaining international operations during the second quarter of 2006. The acquired international operations and interests of Western Wireless and the domestic market in Arkansas required to be divested by Alltel have been classified as assets held for sale and discontinued operations in the accompanying consolidated financial statements.

The table presented below includes certain summary income statement information related to the international operations and the domestic market in Arkansas to be divested reflected as discontinued operations for the three months ended March 31, 2006.

(Millions)
Revenues and sales	$206.4
Operating expenses	154.6
Operating income	51.8
Minority interest expense in unconsolidated entities	(4.5)
Other expense, net	(0.7)
Pretax income from discontinued operations	46.6
Income tax expense	28.8
Income from discontinued operations	$17.8

The depreciation of long-lived assets related to the international operations and the domestic markets to be divested ceased as of August 1, 2005, the date of the Western Wireless merger with Alltel. The cessation of depreciation had the effect of reducing operating expenses by approximately $17.4 million in the first quarter of 2006. (See Note 10 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 28 percent in the three month period ended March 31, 2006, compared to the same period of 2005. The increase primarily reflected the issuance of approximately 54.3 million Alltel common shares to effect the August 1, 2005 merger with Western Wireless and the issuance of 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Communications-Wireless Operations
	Three Months Ended
	March 31,
(Millions, customers in thousands)	2006	2005
Revenues and sales:
Service revenues	$1,638.8	$1,274.4
Product sales	118.6	77.6
Total revenues and sales	1,757.4	1,352.0
Costs and expenses:
Cost of services	537.9	405.7
Cost of products sold	204.4	148.8
Selling, general, administrative and other	413.1	322.4
Depreciation	246.5	189.8
Total costs and expenses	1,401.9	1,066.7
Segment income	$355.5	$285.3
Customers	10,827.1	8,801.3
Average customers	10,731.4	8,704.6
Gross customer additions (a)	805.5	723.7
Net customer additions (a)	164.7	174.8
Market penetration	14.0%	13.8%
Postpay customer churn	1.66%	1.72%
Total churn	2.00%	2.11%
Retail minutes of use per customer per month (b)	610	547
Retail revenue per customer per month (c)	$46.21	$45.31
Average revenue per customer per month (d)	$50.90	$48.80
Cost to acquire a new customer (e)	$352	$306

     Notes:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2006	2005
Service revenues	$1,638.8	$1,274.4
Less wholesale revenues	(151.0)	(91.1)
Total retail revenues	$1,487.8	$1,183.3

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

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

	Three Months Ended
(Millions, customers in thousands)	2006	2005
Product sales	$(65.2)	$(49.9)
Cost of products sold	95.1	69.7
Sales and marketing expense	253.7	185.0
Total costs incurred to acquire new customers	$283.6	$204.8
Gross customer additions, excluding acquisitions	805.5	669.7
Cost to acquire a new customer	$352	$306

The total number of wireless customers served by Alltel increased by 2,026,000 customers, or 23 percent, during the twelve month period ended March 31, 2006. As previously discussed, on August 1, 2005, Alltel completed the acquisition of Western Wireless . During the last nine months of 2005, Alltel also exchanged certain wireless properties with Cingular and U.S. Cellular. The acquired properties accounted for approximately 1,640,000 of the overall increase in wireless customers during the twelve month period ended March 31, 2006. Excluding the effects of acquisitions, Alltel added 48,000 net postpay wireless customers and added 105,000 net prepaid customers during the first quarter of 2006. The net gain in prepaid customers reflected continued growth in Simple Freedom, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart stores and the roll-out of Alltel’s new “U” prepaid wireless service. In the acquired markets, net customer additions for the quarter were 12,000. Sales of Alltel’s higher-yield Total and National Freedom rate plans accounted for approximately 33 percent of the gross additions during the first quarter of 2006. At March 31, 2006, customers on the Company’s Total and National Freedom rate plans represented approximately 47 percent of Alltel’s wireless customer base. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 14.0 percent as of March 31, 2006.

The level of customer growth for the remainder of 2006 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a highly competitive marketplace. The Company will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional services to existing customers, integrating acquired operations, and pursuing strategic acquisitions, such as the pending acquisition of Midwest Wireless previously discussed.

The Company continues to focus its efforts on lowering postpay customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. In addition, the Company has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets. The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decrease in postpay customer churn in the three month period of 2006 compared to the same period of 2005. Primarily due to the success of the Simple Freedom and “U” prepaid product offerings and the resulting improvement in prepay churn rates, total churn decreased 11 basis points in the first quarter of 2006 from the same period a year ago.

Wireless revenues and sales increased $405.4 million, or 30 percent, and service revenues increased $364.4 million, or 29 percent, for the three month period ended March 31, 2006, compared to the same period of 2005. The acquisitions of wireless properties previously discussed accounted for approximately $270.4 million of the overall increase in service revenues in 2006. In addition to the effects of the acquisitions, service revenues also reflected an increase in wireless access revenues, which increased $55.5 million in the three months ended March 31, 2006, as compared to same period a year ago, primarily driven by nonacquisition-related customer growth and increased revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings. Service revenues for 2006 also reflected growth in revenues derived from wireless data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wallpaper and office applications. Revenues from data services increased 80 percent, or $37.5 million, in the first three months of 2006, as compared to the same period of 2005, reflecting strong demand for these services.

Wireless service revenues in the first quarter of 2006 also included increases in regulatory and other fee revenues of $14.7 million, which included USF support received by Alltel pursuant to its certification in 23 states as an ETC, and accounted for $5.5 million of the overall increase in regulatory fees in the first quarter of 2006. After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, Alltel expects to receive in 2006, on a quarterly basis, net USF subsidies of approximately $55.0 million in its wireless business. The increase in regulatory fees in the first quarter of 2006 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, which increased consistent with the overall growth in customers and also reflected an increase in the contribution factor applicable to universal service funding. Revenues from the sale of wireless equipment protection plans increased $11.9 million in the three month period of 2006 compared to the same prior year period, reflecting customer growth and continued demand for these plans. As compared to the same period of 2005, wholesale wireless revenues also increased $3.4 million in the first quarter of 2006, primarily due to growth in CDMA minutes of use, partially offset by the effects of other carriers migrating traffic to their own networks.

The increase in service revenues in 2006 attributable to increased access revenues from customer growth including the effects of acquisitions, additional revenues earned from data services and equipment protection plans, increased regulatory and other fees, and growth in wholesale revenues were partially offset by a decline of $22.5 million in airtime and retail roaming revenues. In addition, revenues derived from sales of enhanced features, including caller identification, call waiting and voice mail, decreased by $6.5 million in the first quarter of 2006, as compared to the same period in 2005. The decrease in airtime, retail roaming and feature revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes that, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include at no extra charge unlimited weekend, nighttime and mobile-to-mobile minutes and certain enhanced features.

Primarily due to Alltel’s continued focus on quality customer growth and improvements in data revenues, retail revenue per customer per month and average revenue per customer per month both increased in the first quarter of 2006, compared to the same period of 2005. Retail revenue per customer per month increased 2 percent to $46.21 and average revenue per customer per month increased 4 percent to $50.90. Growth in both retail and average revenue per customer per month in the first quarter of 2006 was affected by an increase in sales of family and prepay rate plans combined with limited ETC revenue growth, trends which Alltel expects to continue throughout the remainder of 2006. Accordingly, growth in service revenues and average revenue per customer per month for the remainder of 2006 will depend upon Alltel’s ability to effectively integrate acquired operations and maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Product sales increased $41.0 million, or 53 percent, in the three month period ended March 31, 2006, as compared to the same period a year ago. The increase in product sales was primarily driven by higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading music, games, entertainment content, weather and office applications. The acquisitions of wireless properties previously discussed accounted for $14.5 million of the overall increase in product sales in the first quarter of 2006. The increase in product sales in 2006 also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.

Cost of services increased $132.2 million, or 33 percent, in the first quarter of 2006, as compared to the same period of 2005. The wireless property acquisitions accounted for approximately $71.6 million of the overall increase in cost of services in 2006. In addition to the effects of the acquisitions, cost of services for 2006 also reflected higher network-related costs of $32.8 million, resulting from increased network traffic due to non-acquisition related customer growth, increased minutes of use and expansion of network facilities. Cost of services in 2006 also included increased regulatory fees of $2.9 million related to various regulatory mandates, including USF, consistent with the growth in revenues derived from regulatory fees discussed above. In addition, cost of services in 2006 also reflected increased wireless customer service expenses of $8.2 million, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Compared to the same period in 2005, payments to data content providers increased $8.0 million in the first quarter of 2006 consistent with the growth in revenues derived from data services discussed above. When compared to the first quarter of 2005, cost of services for 2006 also included additional bad debt expense of $7.7 million, primarily due to non-acquisition growth in customers and increased write-offs associated with early disconnect penalties.

Cost of products sold increased $55.6 million, or 37 percent, for the three month period ended March 31, 2006, as compared to the same period in 2005. The wireless acquisitions discussed above accounted for $27.8 million of the overall increase in cost of products sold in 2006. In addition to the effects of the acquisitions, cost of products sold increased primarily due to increased sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts.

Selling, general, administrative and other expenses increased $90.7 million, or 28 percent, in the first quarter of 2006, as compared to the same period of 2005. The wireless property acquisitions accounted for $64.4 million of the overall increase in these expenses in the first quarter of 2006. In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses for 2006 also reflected increased commission costs of $15.7 million consistent with the significant increase in gross customer additions for the quarter. Selling, general, administrative and other expenses also included increased advertising costs of $9.6 million attributable to the Company’s continued efforts to promote the Alltel brand. The increase in selling, general, administrative and other expenses in 2006 also included $6.5 million of incremental stock-based compensation expense, primarily related to the Company’s adoption of SFAS No. 123(R).

Depreciation expense increased $56.7 million, or 30 percent, for the three month period ended March 31, 2006 compared to the same period of 2005. The increase in depreciation expense in 2006 was primarily due to the wireless property acquisitions which accounted for $41.5 million of the overall increase in depreciation expense in the first quarter of 2006. Additionally, growth in wireless plant in service, consistent with Alltel’s plans to expand and upgrade its network facilities, also contributed to the overall increase in 2006.

Primarily as a result of growth in revenues and sales discussed above, wireless segment income increased $70.2 million, or 25 percent, for the three month period ended March 31,2006, as compared to the same period in 2005. The wireless property acquisitions accounted for $79.5 million of the overall increase in wireless segment income in 2006. The growth in segment income in 2006 attributable to the acquisitions was partially offset by increased network costs attributable to the significant growth in customer usage, higher customer acquisition costs consistent with the growth in gross postpay customer additions and additional costs associated with the Company’s retention efforts and initiatives designed to improve customer satisfaction and reduce postpay churn.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increase in cost to acquire a new customer in 2006 primarily reflected additional advertising and commissions costs, as previously discussed. In addition, net equipment cost increased $10.1 million from the first quarter of 2005 consistent with selling higher-cost, wireless handsets that offer advanced features and capabilities. For the three month period ended March 31, 2006, approximately 57 percent of the gross customer additions came from Alltel’s internal distribution channels, compared to approximately 62 percent in 2005. Alltel’s internal distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although Alltel intends to manage the costs of acquiring new customers during 2006 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

As more fully discussed in Note 2 to the interim unaudited consolidated financial statements, wireless segment income does not include the effects of amortization expense related to intangible assets recorded in connection with the acquisition of wireless properties. Amortization expense related to the wireless operations amounted to $45.5 million and $13.8 million for the three months ended March 31, 2006 and 2005, respectively. For business segment reporting purposes, this amortization expense has been included in corporate expenses.

Set forth below is a summary of the integration expenses and other charges related to the wireless operations that were not included in the determination of segment income for the three months ended March 31, 2006:

(Millions)
Rebranding and signage costs	$ 8.3
Computer system conversion and other integration expenses	2.5
Total integration expenses and other charges	$ 10.8

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

Telecommunications Law Modernization
In 1996, Congress passed the Telecommunications Act of 1996 (“the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry, such as establishing requirements for the interconnection of carriers’ networks and creating a competitive universal service system. The 96 Act, however, failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and voice-over-Internet-protocol (“VoIP”). Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. In an effort to reform the manner in which telecommunications service providers are regulated, bills have been introduced in Congress that would change applicable laws governing, among other things, interconnection with other carriers and universal service. At this time, the legislative proposals are very fluid and in the early stages of development, and therefore Alltel cannot predict the outcome of these efforts to reform regulation of the telecommunications industry.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. Under FCC rules, CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an ETC. The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and a migration of customers from wireline service providers to providers using alternative technologies, like VoIP that, today, are not required to contribute to the universal service program. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. In particular, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, along with Congress, is considering changes to the USF program, including how to determine whether a carrier is eligible for USF support in a specific geographic area. Currently, CMRS carriers receive the per-line equivalent of the support received by the underlying local exchange carrier.

On March 17, 2005, the FCC issued an order establishing rules governing the eligibility of wireless carriers to receive and maintain ETC status. The new requirements apply to carriers seeking ETC designation from the FCC and are recommended when state regulatory agencies are responsible for evaluating ETC applications. Effective October 1, 2006, the new standards require ETCs to: (1) provide a five-year plan demonstrating how support will be used to improve coverage, service quality or capacity, including annual progress reports; (2) demonstrate the network’s ability to remain functional in emergencies; (3) demonstrate how they will satisfy consumer and quality standards; (4) offer “local-usage” plans comparable to the Incumbent Local Exchange Carrier (“ILEC”); and (5) acknowledge that they may be required to provide equal access to interexchange carriers in the event they become the sole ETC within a designated service area. The FCC also adopted additional requirements related to the certification of the use of universal service support. These new requirements are not expected to adversely affect the Company’s eligibility for universal service support. Some states have adopted, or are considering adopting, the same or similar requirements. The new requirements in the order are subject to both reconsideration requests pending at the FCC and judicial appeals.

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

The Company is designated as an ETC and receiving USF support in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications. As of March 31, 2006, the Company is compliant with the FCC regulations and all of the federal and state reporting requirements and other obligations. Alltel received $56.6 million of gross USF subsidies in the first quarter of 2006 related to the ETC certifications and net USF subsidies of $54.2 million after deducting the portion of USF subsidies distributed to its unaffiliated partners in certain markets. Alltel expects to receive net USF subsidies of approximately $55.0 million in the second quarter of 2006.

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

Communications-Wireline Operations
	Three Months Ended
	March 31,
(Millions, access lines in thousands)	2006	2005
Revenues and sales:
Local service	$261.9	$ 272.7
Network access and long-distance	252.2	260.9
Miscellaneous	61.3	60.0
Total revenues and sales	575.4	593.6
Costs and expenses:
Cost of services	175.9	181.0
Cost of products sold	7.3	7.0
Selling, general, administrative and other	62.0	63.8
Depreciation and amortization	103.6	127.3
Total costs and expenses	348.8	379.1
Segment income	$226.6	$ 214.5
Access lines in service (excludes broadband lines)	2,862.5	2,983.3
Average access lines in service	2,872.7	2,994.7
Average revenue per customer per month (a)	$66.77	$66.08

Notes:
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of Alltel’s ILEC, Competitive Local Exchange Carrier and Internet operations. Wireline revenues and sales decreased $18.2 million, or 3 percent, in the three month period ended March 31, 2006, as compared to the same prior year period. Customer access lines decreased 4 percent during the twelve months ended March 31, 2006, reflecting declines in both primary and secondary access lines. The Company lost approximately 23,000 access lines during the first quarter of 2006, compared to 26,000 access lines lost during the same period in 2005. The declines in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services. Alltel expects access line growth for the remainder of 2006 to continue to be impacted by the effects of wireless and broadband substitution. Although Alltel has not yet seen significant competition from Voice over Internet Protocol (“VoIP”) providers, the Company also expects VoIP substitution to adversely impact the number of access lines served by its wireline operations during the remainder of 2006.

To slow the decline of revenue during the remainder of 2006, Alltel will continue to emphasize sales of enhanced services and bundling of its various product offerings including Internet, long-distance and broadband data transport services. Deployment of broadband service is an important strategic initiative for Alltel. During the three month period ended March 31, 2006, Alltel added approximately 44,000 broadband customers, increasing its broadband customer base to 441,000 customers. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above. In addition, during the fourth quarter of 2005, Alltel began offering DISH Network satellite television service to its residential customers as part of a bundled product offering. As further discussed below, revenues generated from the sales of data services increased in the first quarter of 2006, which helped to offset the adverse effects on wireline revenues resulting from the loss of access lines.

Local service revenues decreased 4 percent, or $10.8 million, in the three months ended March 31, 2006, compared to the same period of 2005. The decline in local service revenues reflected reductions in basic service access line revenues consistent with the overall decline in access lines discussed above.

Network access and long-distance revenues decreased $8.7 million, or 3 percent, in the first quarter of 2006, compared to the same period a year ago. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased $12.0 million in the three month period of 2006, compared to the same period of 2005. In addition, federal and state USF funding decreased $2.2 million in the first quarter of 2006 compared to the same 2005 period, primarily due a decrease in the high-cost loop support (“HCLS”) funding received by Alltel’s ILEC subsidiaries. The decreases in HCLS funding primarily resulted from increases in the national average cost per loop combined with the effects of the Company’s cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop. Primarily due to expected increases in the national average cost per loop and Alltel’s continued focus on controlling operating costs in its ILEC business, Alltel expects annual net USF receipts in 2006 to decline by approximately $15.0 million, compared to 2005.

The declines in network access and long-distance revenues attributable to access line loss and the decrease in federal and state USF funding were partially offset by growth in revenues from data services, which increased $5.5 million in the three month period of 2006, reflecting increased demand for high-speed data transport services.

Miscellaneous revenues primarily consist of charges for Internet services, directory advertising, customer premise equipment sales and rentals, and billing and collection services provided to long-distance companies. Miscellaneous revenues increased by $1.3 million, or 2 percent, in the three months ended March 31, 2006, compared to the same period of 2005. Primarily driven by growth in broadband customers, revenues from the Company’s Internet operations increased $2.1 million in the three month period of 2006. Also during the first quarter of 2006, Alltel earned $1.5 million in commissions revenue in conjunction with offering DISH Network satellite television service to its residential customers, as previously discussed. Offsetting the increases in miscellaneous revenues due to growth in the Company’s Internet operations and commissions revenues were decreases in directory advertising revenues of $0.9 million in the three month period of 2006, primarily due to a change in the number and mix of directories published.

Primarily due to the broadband customer growth, average revenue per customer per month increased 1 percent in the three month period of 2006, compared to the same period in 2005. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.

Cost of services decreased $5.1 million, or 3 percent, in the three month period ended March 31, 2006, compared to the prior year period. Cost of services for the three month period in 2005 included approximately $3.2 million of incremental costs related to work force reductions in the Company’s wireline business, as well as higher overtime and maintenance costs due to inclement weather. Compared to the first quarter of 2005, customer service expense decreased $2.4 million in the first quarter of 2006 primarily due to cost savings from the Company’s continued efforts to control operating expenses. In addition, cost of services in the three month period ended March 31, 2006 included a decrease in bad debt expense of $1.8 million, consistent with the decline in revenues discussed above. Cost of services also declined in the first quarter of 2006 compared to the same period a year ago due to a reduction in costs associated with providing broadband-capable modems to new customers, reflecting the effects of volume discounts earned by the Company. Conversely, interconnection expenses increased $4.2 million in the three month period of 2006 as compared to 2005, primarily due to additional costs charged by other carriers for transport and termination of intrastate traffic in accordance with the terms of new reciprocal compensation agreements negotiated with these carriers that took effect subsequent to March of 2005.

Cost of products sold was relatively unchanged in the 2006 period as compared to the same period in 2005. Selling, general, administrative and other expenses decreased $1.8 million, or 3 percent, in the three months ended March 31, 2006 compared to the same period of 2005, primarily resulting from higher audit fees and internal staffing costs incurred in complying with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 incurred during the 2005 period. Depreciation and amortization expense decreased $23.7 million, or 19 percent, in the three months ended March 31, 2006 compared to the prior year period. The decrease in depreciation and amortization expense primarily resulted from a reduction in depreciation rates for the Company’s Florida, Georgia, and South Carolina operations, reflecting the results of studies of depreciable lives completed by Alltel during 2005, and for the Company’s Pennsylvania operations, reflecting the results of a study completed during January, 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. During the remainder of 2006, Alltel expects to review the depreciation rates utilized in its remaining wireline operations.

Wireline segment income increased $12.1 million, or 6 percent, in the three months ended March 31, 2006 compared to the same period of 2005. The increase in segment income in the first quarter of 2006 primarily resulted from the favorable effects of reduced depreciation rates and the incremental expenses associated with work force reductions and higher overtime costs incurred in the first quarter of 2005, which were partially offset by the decline in revenues and sales due to the loss of access lines, as discussed above.

During the first quarter of 2006, integration expenses and other charges totaling $8.7 million related to the pending spin-off of the wireline operations were not included in the determination of wireline segment income.

Accounting for Regulated Entities
Except for the acquired Kentucky and Nebraska operations, Alltel’s ILEC operations follow the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the regulated ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Alltel reviews these criteria on a quarterly basis to determine whether the continuing application of SFAS No. 71 is appropriate. In assessing the continued applicability of SFAS No. 71, the Company monitors the following:

❑
Level of competition in its markets. Sources of competition to Alltel’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), VoIP providers and providers using other emerging technologies. Alltel’s ILEC operations have begun to experience competition in their local service areas. Through March 31, 2006, this competition has not had a material adverse effect on the results of operations of Alltel’s ILEC operations, primarily because these subsidiaries provide wireline telecommunications services in mostly rural areas. To date, ILEC subsidiaries have not been required to discount intrastate service rates in response to competitive pressures.

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

Although the Company believes that the application of SFAS No. 71 continues to be appropriate, it is possible that changes in regulation, legislation or competition could result in the Company’s ILEC operations no longer qualifying for the application of SFAS No. 71 in the near future. If Alltel’s ILEC operations no longer qualified for the application of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash credit to operations. The non-cash credit would consist primarily of the reversal of the regulatory liability for cost of removal included in accumulated depreciation, which amounted to $158.6 million as of March 31, 2006. At this time, Alltel does not expect to record any impairment charge related to the carrying value of its ILEC plant. Under SFAS No. 71, Alltel currently depreciates its ILEC plant based upon asset lives approved by regulatory agencies or as otherwise allowed by law. Upon discontinuance of SFAS No. 71, Alltel would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect any revisions in asset lives to have a material adverse effect on its ILEC operations.

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

Telecommunications Law Modernization
In 1996, Congress passed the Telecommunications Act of 1996 ( “the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring ILECs to sell portions of their networks to competitors at reduced wholesale rates. The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and VoIP. Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. In an effort to reform the manner in which telecommunications service providers are regulated, bills have been introduced in Congress that would change applicable laws governing, among other things, interconnection with other carriers and universal service. At this time, the legislative proposals are very fluid and in the early stages of development, and therefore Alltel cannot predict the outcome of these efforts to reform regulation of the telecommunications industry.

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

As previously discussed under “Regulatory Matters-Wireless Operations”, the FCC mandated that USAC begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies effective October 1, 2004, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the ADA, the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs are compliant with ADA requirements, and asked the OMB to make a final determination on this issue, which they have yet to do. The 2006 Science, State, Commerce and Justice Department appropriations bill includes a provision that prohibits the FCC from enacting a primary connection restriction on universal service support.

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

Communications Support Services
	Three Months Ended
	March 31,
(Millions, except customers in thousands)	2006 2005
Revenues and sales:
Product distribution	$139.5	$120.6
Long-distance and network management services	81.0	72.6
Directory publishing	26.4	26.3
Telecommunications information services	4.0	5.2
Total revenues and sales	250.9	224.7
Costs and expenses:
Cost of services	57.9	56.3
Cost of products sold	147.6	133.1
Selling, general, administrative and other	16.5	14.9
Depreciation and amortization	7.4	8.5
Total costs and expenses	229.4	212.8
Segment income	$21.5	$11.9
Long-distance customers	1,750.6	1,793.1

Communications support services revenues and sales increased $26.2 million, or 12 percent, for the three month period ended March 31, 2006 compared to the same period of 2005. As noted in the table above, the increase in revenues and sales in the first quarter of 2006 primarily reflected growth in sales of telecommunications equipment and data products and revenues attributable to long-distance and network management services. Sales of telecommunications and data products increased $18.9 million in the three months ended March 31, 2006 compared to the same period in 2005. Sales to non-affiliates increased $15.1 million in the three month period of 2006, primarily reflecting increased sales to retailers and other distributors of higher priced wireless handsets that include advanced features and that are capable of various data applications. In addition, compared to the same period of 2005, sales to affiliates increased $3.8 million in the three months ended March 31, 2006, primarily due to an increase in capital expenditures by the Company’s wireline operations.

Revenues attributable to long-distance and network management services increased $8.4 million in the three month period ended March 31, 2006, as compared to the same period in 2005, primarily driven by an increase in revenues derived from external customers. Revenues derived from external customers increased $6.6 million in the three month period of 2006, primarily due to an increase in customer billing rates initiated during the second quarter of 2005 on one of Alltel’s most popular billing plans. This increase in revenues attributable to the change in billing rates was partially offset by the effects of customers migrating to packaged rate plans. In response to competitive pressures, Alltel has introduced in its long-distance markets packaged rate plans that provide customers with unlimited calling for one flat monthly rate.

Revenues derived from directory publishing in the three months ended March 31, 2006 were flat as compared to the same period in 2005. Telecommunications information services revenues decreased $1.2 million in the three months ended March 31, 2006, due to final billings earned in the first quarter of 2005 related to one of Alltel’s remaining unaffiliated wireline services customers that terminated its service during the fourth quarter of 2004.

Communications support services segment income increased in the three month period ended March 31, 2006, primarily due to growth in the sales of telecommunications equipment and data products and increased revenues derived from the long-distance and network management operations discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Three Months Ended
	March 31,
(Millions, except per share amounts)	2006	2005
Cash flows from (used in):
Operating activities	$733.1	$778.7
Investing activities	(671.8)	(307.7)
Financing activities	(163.3)	(67.5)
Discontinued operations	(1.2)	-
Effect of exchange rate changes	0.5	-
Increase (decrease) in cash and short-term investments	$(102.7)	$403.5
Total capital structure (a)	$19,163.6	$12,839.4
Percent of equity to total capital (b)	69.4%	56.4%
Book value per share (c)	$34.19	$23.93

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows-Operating Activities
Cash provided from operations continued to be Alltel’s primary source of liquidity. Cash provided from operations for the three months ended March 31, 2006 reflected growth in earnings from Alltel’s wireless and wireline operations. Cash flows from operations in 2006 also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes. During the first quarter of 2006, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2006.

Cash Flows-Investing Activities
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures for the three months ended March 31, 2006 were $213.7 million compared to $254.9 million for the same period in 2005. Capital expenditures in both years were incurred to construct additional network facilities, to deploy 1XRTT data and 1x-EVDO technology in the Company’s wireless markets and to expand Alltel’s network coverage of its Internet and broadband communications service offerings. The Company plans to continue expanding 1XRTT data deployments in its markets with an expected total coverage of approximately 95 percent of Alltel’s POPs by the end of 2006. In addition, the Company plans to expand 1x-EVDO into approximately 60 percent of its markets by the end of 2006. The Company funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the three months ended March 31, 2006 were $7.2 million compared to $11.1 million for the same period in 2005. The Company expects capital expenditures, including capitalized software development costs, to be approximately $1.4 billion to $1.5 billion for 2006, which will be funded primarily from internally generated funds.

Cash outlays for the purchase of property, net of cash acquired in the three months ended March 31, 2006 were $458.9 million. As previously discussed, on March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships in North and South Carolina. During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest. In connection with this acquisition, the Company paid $2.6 million in cash. Cash outlays for the purchase of property for the three months ended March 31, 2005 were $51.8 million, of which $48.3 million related to the purchase of wireless properties in Alabama and Georgia from Public Service Cellular, Inc.. During the first quarter of 2005, ALLTEL also acquired for $3.5 million in cash additional ownership interests in wireless properties in Wisconsin in which the Company owned a majority interest.

Investing activities for the three months ended March 31, 2006 and 2005 included proceeds from the return of investments of $8.9 million and $7.8 million, respectively. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments.

Cash Flows-Financing Activities
Dividend payments remain a significant use of capital resources for Alltel. Common and preferred dividend payments were $147.8 million for the three months ended March 31, 2006 compared to $105.7 million for the same period in 2005. Dividend payments in 2006 reflected increased dividends due to the issuance of approximately 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 and the issuance of approximately 54.3 million Alltel common shares to effect the merger with Western Wireless completed on August 1, 2005, as previously discussed. Dividend payments in 2006 also reflected growth in the annual dividend rate on Alltel’s common stock. On October 20, 2005, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.38 to $.385 per share, raising the annual dividend rate to $1.54 per share. Alltel expects to continue the payment of cash dividends during 2006. Following the completion of the spin off of the Company’s wireline operations to Alltel’s shareholders, Alltel will lower its annual dividend rate to $.50 per share. Sources of funding future dividend payments include available cash on hand and operating cash flows.

The Company has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. On August 1, 2005, Alltel entered into an additional $700.0 million, 364-day revolving credit agreement that expires on July 31, 2006, and allows Alltel to convert any outstanding borrowings under this agreement into term loans maturing in 2007. The Company incurred no borrowings under the revolving credit agreements during the first quarter of 2006. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. During the first quarter of 2006, Alltel did not incur any additional borrowings under the commercial paper program, and accordingly, the total borrowings outstanding remained unchanged from December 31, 2005 and were $1.0 billion. Conversely, Alltel had $50.0 million of commercial paper borrowings outstanding at March 31, 2005. There were no commercial paper borrowings outstanding at December 31, 2004. The net increase in commercial paper borrowings from December 31, 2004 of $50.0 million represented all of the long-term debt issued during the first quarter of 2005.

Retirements of long-term debt were $0.7 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively. In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into 34.6144 shares of Alltel common stock and $598.47 in cash based on the mixed-election exchange ratio. During January and February 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 3.5 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes. Cash flows from financing activities also included distributions to minority investors, which amounted to $11.8 million and $12.7 million for the three months ended March 31, 2006 and 2005, respectively.

On January 19, 2006, Alltel’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Under the repurchase plan, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant. Sources of funding the stock buyback program include available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program. Alltel did not repurchase any of its common shares during the first quarter of 2006.

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($886.5 million at March 31, 2006) and has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt, payment of dividends and funding the stock repurchase plan, and financing the $1.075 billion cash payment required to complete the pending acquisition of wireless properties from Midwest Wireless, as previously discussed. Additional sources of funding available to Alltel include (1) additional borrowings of up to $1.2 billion available under Alltel’s commercial paper program and revolving credit agreements, (2) additional debt or equity securities under Alltel’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at March 31, 2006 and (3) additional debt securities issued in the private placement market. Alltel also received cash proceeds of approximately $1.7 billion from the sales of Western Wireless’ international operations in Austria and Haiti completed April 28, 2006, as previously discussed.

As further discussed in Note 15, in April 2006, Alltel received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in Rural Telephone Bank Class C stock. Also, in connection with the spin off of its wireline business, Alltel will receive a special cash dividend in an amount not to exceed the Company’s tax basis in those operations, which currently is estimated to be approximately $2.3 billion. The special cash dividend will be used to fund the stock buyback program and for the repayment of long-term debt.

Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were as follows at March 31, 2006:

Description	Moody’s	Standard & Poor’s	Fitch
Commercial paper credit rating	Prime-1	A-2	F1
Long-term debt credit rating	A2	A-	A
Outlook	Negative	Stable	Stable

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

The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of March 31, 2006, the Company’s total debt to capitalization ratio was 30.8 percent. In addition, the indentures and borrowing agreements, amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $7,089.3 million at
March 31, 2006. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2006, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

At March 31, 2006, current maturities of long-term debt were $205.1 million and included a $182.2 million, 9.0 percent senior unsecured note due November 1, 2006. The Company expects to fund the payment of this note at maturity through either available cash on hand, operating cash flows or commercial paper borrowings.

Alltel does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any material arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Critical Accounting Policies
Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, accounting for income taxes and business combinations.

There have been no material changes to Alltel’s critical accounting policies during the first quarter of 2006, except for the Company’s adoption of SFAS No. 123(R), effective January 1, 2006, as more fully discussed in Note 2 to the unaudited interim consolidated financial statements. With the implementation of SFAS No. 123, Alltel is now required to estimate the fair value of stock options on the date of grant. The Company has chosen to use a Black-Scholes option pricing model to estimate the fair value, which requires the input of highly subjective assumptions, including expected volatility and expected life. In addition, Alltel is also required to estimate forfeitures for options granted that are not expected to vest. The Company’s basis for developing its assumptions of expected volatility, expected life and forfeiture rate are discussed in Note 6. Changes in these inputs and assumptions can materially affect the Company’s measurement of the estimated fair value of its stock option awards.

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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at March 31, 2006 are similar to the market risks discussed in Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company is exposed to market risk from changes in marketable equity security prices, interest rates, and foreign currency exchange rates. Alltel has estimated its market risk using sensitivity analysis. For Alltel’s marketable equity securities and foreign currency forward exchange contracts, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices or foreign currency exchange rates. For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below. Actual results may differ from these estimates.

Equity Price Risk
Changes in equity prices primarily affect the fair value of Alltel’s investments in marketable equity securities. Through its merger with Western Wireless, Alltel acquired marketable equity securities. At March 31, 2006, the fair market value of the marketable equity securities held by Alltel amounted to $178.9 million and included unrealized holding gains of $30.3 million. Comparatively, at December 31, 2005, the fair market value of these same marketable equity securities held by Alltel amounted to $166.5 million and included unrealized holding gains of $22.3 million. A hypothetical 10 percent decrease in quoted market prices would result in a $17.9 million decrease in the fair value of the Company’s marketable equity securities at March 31, 2006.

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

As of December 31, 2005, the Company had $1.0 billion of commercial paper outstanding and had entered into five, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $925.0 million to convert fixed interest rate payments to variable. The maturities of the five interest rate swaps range from January 15, 2008 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by the Company was 4.6 percent at March 31, 2006. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $19.2 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $19.2 million.

Foreign Currency Exchange Risk
As further discussed in Note 10 to the unaudited interim consolidated financial statements, Alltel had entered into a definitive agreement to sell its international operations acquired from Western Wireless in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros. At March 31, 2006, Alltel had entered into a foreign currency forward exchange contract to hedge its net investment in the Austrian operations. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, changes in the fair value of the contract due to exchange rate fluctuations were recorded in shareholders’ equity (foreign currency translation adjustment) and offset the effect of foreign currency changes in the value of the net investment being hedged. Alltel has not hedged the translation exposure to foreign currency changes in the value of the other remaining international operations that were held for sale as of March 31, 2006. A hypothetical 10 percent decrease in the value of the U.S. dollar against the euro would result in a $179.3 million decrease in the fair value of Alltel’s foreign currency forward exchange contract at March 31, 2006.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the first quarter of 2006, there have been no significant changes to the risk factors affecting Alltel’s businesses that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 19, 2006, the Company’s Board of Directors adopted a stock repurchase plan authorizing the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. No repurchases were made under the stock repurchase plan during the first quarter of 2006. Accordingly, as of
March 31, 2006, remaining amounts that may be purchased under this plan were $3.0 billion.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 51.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Sharilyn S. Gasaway
Sharilyn S. Gasaway
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)
May 9, 2006

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits

10(a)	Amendment, effective as of May 8, 2006, to Agreement by and between ALLTEL Corporation and Joe T. Ford dated as of July 26, 2001.	(a)

10(b)	Amendment, effective as of May 8, 2006, to Employment Agreement by and between ALLTEL Corporation and Scott T. Ford dated as of July 24, 2003.	(a)

10(c)	Employment Agreement by and between Alltel Corporation and Scott T. Ford effective as of May 5, 2006	(a)

10(d)	Employment Agreement by and between Alltel Corporation and Kevin L. Beebe effective as of May 5, 2006	(a)

10(e)	Employment Agreement by and between Alltel Corporation and Jeffrey H. Fox effective as of May 5, 2006	(a)

10(f)	Employment Agreement by and between Alltel Corporation and C.J. Duvall Jr. effective as of May 5, 2006	(a)

10(g)	Employment Agreement by and between Alltel Corporation and Sharilyn S. Gasaway effective as of May 5, 2006	(a)

10(h)	Employment Agreement by and between Alltel Corporation and Richard N. Massey effective as of May 5, 2006	(a)

10(i)	Employment Agreement by and between Alltel Corporation and Keith A. Kostuch effective as of May 5, 2006	(a)

10(j)	Employment Agreement by and between Alltel Corporation and Sue P. Mosley effective as of May 5, 2006	(a)

10(k)	Employment Agreement by and between Alltel Corporation and John A. Ebner effective as of May 5, 2006	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a)	Filed herewith.