Form 10-Q
period 2006-06-30
ALLTEL CORP
filed 2006-08-08
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Large accelerated filer  ☒                       Accelerated filer  ☐                   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).             ☐  YES   ☒  NO

Number of common shares outstanding as of July 31, 2006:   388,143,286

The Exhibit Index is located on page 52.

ALLTEL CORPORATION
FORM 10-Q
TABLE OF CONTENTS
Page No.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	50
Item 5.	Other Information	*
Item 6.	Exhibits	50

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with the pending acquisition of Midwest Wireless; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; the potential for adverse changes in the ratings given to Alltel's debt securities by nationally accredited ratings organizations; the uncertainties related to Alltel’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	June 30,	December 31,
Assets	2006	2005
Current Assets:
Cash and short-term investments	$2,531.4	$989.2
Accounts receivable (less allowance for doubtful
accounts of $81.2 and $84.7, respectively)	1,093.6	1,077.2
Inventories	160.9	232.6
Prepaid expenses and other	187.2	115.2
Assets held for sale	-	1,951.2
Total current assets	3,973.1	4,365.4
Investments	365.9	358.4
Goodwill	9,067.1	8,677.3
Other intangibles	2,214.0	2,179.1
Property, Plant and Equipment:
Land	313.5	298.6
Building and improvements	1,243.0	1,211.4
Wireline	7,021.0	6,942.0
Wireless	7,062.7	6,852.6
Information processing	1,266.8	1,187.2
Other	541.3	530.3
Under construction	525.8	475.4
Total property, plant and equipment	17,974.1	17,497.5
Less accumulated depreciation	9,976.1	9,433.9
Net property, plant and equipment	7,998.0	8,063.6
Other assets	315.5	369.3
Total Assets	$23,933.6	$24,013.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,594.1	$205.1
Accounts payable	583.3	645.4
Advance payments and customer deposits	244.0	240.5
Accrued taxes	384.5	174.7
Accrued dividends	150.1	147.8
Accrued interest	102.3	102.5
Current deferred income taxes	-	339.0
Other current liabilities	199.2	255.4
Liabilities related to assets held for sale	-	294.4
Total current liabilities	3,257.5	2,404.8
Long-term debt	4,262.8	5,782.9
Deferred income taxes	1,894.2	1,860.9
Other liabilities	907.5	949.0
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 10,382 and 11,122
shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized,
389,562,540 and 383,605,936 shares issued and outstanding, respectively	389.6	383.6
Additional paid-in capital	5,484.0	5,339.3
Unrealized holding gain on investments	38.0	22.3
Foreign currency translation adjustment	-	(2.8)
Retained earnings	7,699.7	7,272.8
Total shareholders’ equity	13,611.6	13,015.5
Total Liabilities and Shareholders’ Equity	$23,933.6	$24,013.1
See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions, except per share amounts)	2006	2005	2006	2005
Revenues and sales:
Service revenues	$2,334.6	$1,989.2	$4,582.3	$3,887.5
Product sales	339.1	270.9	631.1	498.6
Total revenues and sales	2,673.7	2,260.1	5,213.4	4,386.1
Costs and expenses:
Cost of services (excluding depreciation of $256.5, $244.2,
$507.8, and $486.1, respectively, included below)	762.4	660.9	1,494.1	1,287.2
Cost of products sold	384.7	308.1	740.5	589.9
Selling, general, administrative and other	510.8	420.6	1,009.8	828.0
Depreciation and amortization	411.9	348.3	816.4	689.5
Integration expenses and other charges	12.0	-	31.5	-
Total costs and expense	2,081.8	1,737.9	4,092.3	3,394.6
Operating income	591.9	522.2	1,121.1	991.5

Equity earnings in unconsolidated partnerships	15.4	15.2	28.3	25.9
Minority interest in consolidated partnerships	(11.5)	(18.9)	(25.4)	(37.2)
Other income, net	21.1	8.0	33.0	128.7
Interest expense	(90.6)	(76.3)	(179.6)	(163.0)
Gain on exchange or disposal of assets and other	176.6	188.3	176.6	188.3

Income from continuing operations before income taxes	702.9	638.5	1,154.0	1,134.2
Income taxes	265.4	236.4	436.9	419.1

Income from continuing operations	437.5	402.1	717.1	715.1
Income (loss) from discontinued operations
(net of income taxes of $2.3 million and $31.1million)	(8.6)	-	9.2	-

Net income	428.9	402.1	726.3	715.1
Preferred dividends	-	0.1	-	0.1
Net income applicable to common shares	$428.9	$402.0	$726.3	$715.0
Earnings per share:
Basic:
Income from continuing operations	$1.12	$1.28	$1.85	$2.32
Income (loss) from discontinued operations	(.02)	-	.02	-
Net income	$1.10	$1.28	$1.87	$2.32
Diluted:
Income from continuing operations	$1.12	$1.27	$1.84	$2.31
Income (loss) from discontinued operations	(.02)	-	.02	-
Net income	$1.10	$1.27	$1.86	$2.31

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months
	Ended June 30,
(Millions)	2006	2005
Cash Provided from Operations:
Net income	$726.3	$715.1
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(9.2)	-
Depreciation and amortization	816.4	689.5
Provision for doubtful accounts	123.6	90.7
Non-cash portion of gain on exchange or disposal of assets and other	(107.6)	(202.2)
Change in deferred income taxes	9.5	6.3
Other, net	(4.3)	11.1
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(130.4)	(105.8)
Inventories	72.8	(2.3)
Accounts payable	(59.1)	(31.3)
Other current liabilities	(229.3)	100.6
Other, net	(45.0)	(28.1)
Net cash provided from operations	1,163.7	1,243.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(598.2)	(611.1)
Additions to capitalized software development costs	(16.5)	(26.9)
Additions to investments	-	(0.9)
Purchases of property, net of cash acquired	(645.8)	(223.7)
Proceeds from the sale of assets	-	36.2
Proceeds from the sale of investments	199.9	353.4
Proceeds from the return on investments	22.4	20.4
Other, net	(8.4)	3.1
Net cash used in investing activities	(1,046.6)	(449.5)
Cash Flows from Financing Activities:
Dividends on common and preferred stock	(297.1)	(220.7)
Repayments of long-term debt	(0.9)	(452.9)
Conversion of convertible notes	(59.8)	-
Distributions to minority investors	(20.3)	(27.0)
Excess tax benefits from stock option exercises	3.2	-
Long-term debt issued	-	50.0
Common stock issued	88.6	1,399.3
Net cash provided from (used in) financing activities	(286.3)	748.7
Cash Flows from Discontinued Operations:
Cash provided from operating activities	47.0	-
Cash provided from investing activities	1,669.1	-
Cash provided from financing activities	1.2	-
Net cash provided from discontinued operations	1,717.3	-

Effect of exchange rate changes on cash and short-term investments	(5.9)	-

Increase in cash and short-term investments	1,542.2	1,542.8

Cash and Short-term Investments:
Beginning of the period	989.2	484.9
End of the period	$2,531.4	$2,027.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Unrealized	Foreign
			Additional	Holding	Currency
	Preferred	Common	Paid-In	Gain On	Translation	Retained
(Millions)	Stock	Stock	Capital	Investments	Adjustment	Earnings	Total
Balance at December 31, 2005	$0.3	$383.6	$5,339.3	$22.3	$(2.8)	$7,272.8	$13,015.5
Net income	-	-	-	-	-	726.3	726.3
Other comprehensive loss, net of tax: (See Note 12)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	15.7	-	-	15.7
Foreign currency translation adjustment
net of reclassification adjustments	-	-	-	-	2.8	-	2.8
Comprehensive income	-	-	-	15.7	2.8	726.3	744.8
Employee plans, net	-	2.2	85.8	-	-	-	88.0
Restricted stock	-	0.3	-	-	-	-	0.3
Amortization of unearned compensation (See Note 2)	-	-	17.5	-	-	-	17.5
Tax benefit for non-qualified stock options	-	-	4.7	-	-	-	4.7
Conversion of convertible notes (See Note 3)	-	3.5	36.7	-	-	-	40.2
Dividends:
Common - $.77 per share	-	-	-	-	-	(299.4)	(299.4)
Preferred	-	-	-	-	-	-	-
Balance at June 30, 2006	$0.3	$389.6	$5,484.0	$38.0	$-	$7,699.7	$13,611.6

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.        General:
Basis of Presentation - The consolidated financial statements at June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

2.         Accounting Changes:
Change in Business Segment Reporting - Effective January 1, 2006, Alltel retrospectively changed its business segment reporting to exclude from wireless segment income the effects of amortization expense related to intangible assets recorded in connection with the acquisition of wireless properties. This amortization expense is now included in corporate expenses. The change in segment reporting reflected a first quarter 2006 decision by Alltel’s management to evaluate the financial performance of the Company’s wireless segment based on operating results that exclude the effects of amortization expense related to acquired intangible assets. Alltel’s management, including the chief operating decision-maker, uses the revised measurement of wireless segment income consistently for all purposes, including internal reporting, evaluation of business objectives, opportunities and performance, resource allocation and the determination of management compensation. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been reclassified to conform to this new financial reporting presentation.

Changes in Accounting Estimates - Effective April 1, 2006 and January 1, 2006, the Company prospectively reduced depreciation rates for its incumbent local exchange carrier operations in Alabama, North Carolina and Pennsylvania to reflect the results of studies of depreciable lives completed by Alltel during the first half of 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of these changes resulted in decreases in depreciation expense of $8.0 million and $12.4 million, and increases in net income of $5.0 million and $7.7 million or $.01 and $.02 per share for the three and six months ended June 30, 2006, respectively.

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

Upon adoption of SFAS No. 123(R), Alltel elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the three and six months ended June 30, 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.1 percent based on Alltel’s historical experience. In the Company’s pro forma information required under SFAS No. 123, Alltel accounted for forfeitures as they occurred.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.         Accounting Changes, Continued:
Compensation expense for stock option awards granted after January 1, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by Alltel for purposes of its pro forma disclosures under SFAS No. 123. Stock-based compensation expense recognized for the three and six months ended June 30, 2006 was as follows:

(Millions, except per share amounts)	Three Months Ended	Six Months Ended
Compensation expense related to stock options issued by Alltel	$5.4	$10.2
Compensation expense related to stock options converted to Alltel stock options
in connection with the acquisition of Western Wireless Corporation	0.5	1.0
Compensation expense related to restricted stock awards	2.6	6.3
Compensation expense before income taxes	8.5	17.5
Income tax benefit	(2.6)	(5.4)
Compensation expense, net of tax	$5.9	$12.1
Earnings per share effects of compensation expense, net of tax
Basic earnings per share	$.02	$.03
Diluted earnings per share	$.02	$.03

Comparatively, stock-based compensation expense recognized for the three and six months ended June 30, 2005 was $1.6 million and $3.2 million, consisting solely of expense related to restricted stock awards. Stock-based compensation expense is included in selling, general, administrative and other expenses within the Company’s unaudited interim consolidated statements of income. For the three and six months ended June 30, 2006, stock-based compensation expense allocated to business segments totaled $7.0 million and $14.3 million to the wireless segment and $1.5 million and $2.4 million to the wireline segment, respectively. Stock-based compensation expense charged to corporate expenses totaled $0.8 million for the six months ended June 30, 2006. As presented in the table above, the effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in pretax charges of $5.4 million and $10.2 million, which decreased net income $4.1 million and $7.7 million or $.01 per share and $.02 per share for the three and six months ended June 30, 2006, respectively.

Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation cost for employee stock options based upon the intrinsic value of the option on the date of grant consistent with the recognition and measurement principles of APB Opinion No. 25. Because Alltel had established the exercise price of its employee stock options based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and accordingly, Alltel did not record compensation expense for employee stock options prior to adopting SFAS No. 123(R). The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans for the three and six months ended June 30, 2005:

(Millions, except per share amounts)		Three Months Ended	Six Months Ended
Net income as reported		$402.1	$715.1
Add stock-based compensation expense included in
net income, net of related tax effects		1.0	2.0
Deduct stock-based employee compensation expense determined
under fair value method for all awards, net of related tax effects		(6.4)	(13.0)
Pro forma net income		$396.7	$704.1
Basic earnings per share:	As reported	$1.28	$2.32
	Pro forma	$1.26	$2.28
Diluted earnings per share:	As reported	$1.27	$2.31
	Pro forma	$1.26	$2.27

See Note 6 for a further discussion of the Company’s stock-based compensation plans.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.         Accounting Changes, Continued:
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

3.         Acquisitions:
On June 1, 2006, Alltel completed the purchase of wireless properties representing approximately 242,000 potential customers (“POPs”) in Virginia from Virginia Cellular, Inc. for $45.9 million in cash. Alltel has completed a preliminary purchase price allocation for this transaction based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $43.3 million to customer list ($9.5 million), cellular licenses ($7.2 million) and goodwill ($26.6 million). The Company expects substantially all of the goodwill and other identified intangible assets recorded in connection with this transaction will be deductible for income tax purposes. On May 1, 2006, Alltel completed the purchase of wireless properties representing approximately 485,000 POPs in Illinois from First Cellular of Southern Illinois for $140.9 million in cash. Alltel also has completed a preliminary purchase price allocation for this transaction based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $130.9 million to customer list ($20.0 million), cellular licenses ($15.5 million) and goodwill ($95.4 million). None of the goodwill and other identified intangible assets recorded in connection with this transaction will be deductible for income tax purposes. Given the close proximity to quarter end that these transactions were completed, the values of certain assets and liabilities have been based on preliminary valuations and are subject to adjustment as additional information is obtained. Accordingly, the purchase price allocations are subject to adjustment based upon the final determination of fair values.

On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships. During the second quarter of 2006, Alltel completed the purchase price allocation for this transaction based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $408.9 million to customer list ($39.9 million), cellular licenses ($41.4 million) and goodwill ($327.6 million). During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest. In connection with this acquisition, the Company paid $2.6 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.0 million to goodwill. The Company expects the goodwill and other identified intangible assets recorded in connection with these first quarter 2006 acquisitions to be deductible for income tax purposes.

The customer lists recorded in connection with the transactions discussed above are being amortized over a five-year period using the sum-of-the-years digits method. The cellular licenses recorded in connection with these transactions are classified as indefinite-lived intangible assets and are not subject to amortization. For the acquisitions completed in the second quarter of 2006, Alltel paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because the acquisitions expanded the Company’s wireless operations into new markets in Illinois and Virginia and added a combined 112,000 new customers to Alltel’s wireless customer base. For the acquisitions completed in the first quarter of 2006, Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired in order to gain full control over the day-to-day operations of the wireless markets in North Carolina, South Carolina and Wisconsin. In addition, Alltel will no longer incur certain general and administrative expenses, such as audit and legal fees, attributable to managing its relationship with the other partners. Unaudited pro forma financial information related to the Company’s 2006 acquisitions has not been presented because these acquisitions, individually or in the aggregate were not material to the Company’s consolidated results of operations for the interim periods ended June 30, 2006.

On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.         Acquisitions, Continued:
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

During the first six months of 2006, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to reflect the resolution of a pre-acquisition contingency concerning universal service fund support that Western Wireless had received as an Eligible Telecommunications Carrier (“ETC”) in the State of Kansas and to adjust certain income tax liabilities related to the international operations. The effects of these adjustments resulted in a reduction in goodwill of $65.0 million. During the first quarter of 2006, Alltel completed the integration of the domestic operations acquired from Western Wireless. In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions. (See Note 8 for a discussion of integration expenses recorded by Alltel during the first quarter of 2006). Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005. These employee benefit costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, as liabilities assumed in the business combination. As of June 30, 2006, Alltel had paid $28.0 million in employee termination and retention benefits, and 292 of the scheduled employee terminations had been completed.

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and Federal Communications Commission (“FCC”), Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the Company’s merger with Western Wireless. During December 2005, Alltel completed the sale of the Cellular One brand to Dobson Cellular Systems, Inc. and on March 24, 2006, Alltel completed the sale of the remaining market in Arkansas to Cingular Wireless LLC (“Cingular”). During 2005, Alltel completed the sales of Western Wireless’ international operations in Georgia, Ghana and Ireland. On April 28, 2006, Alltel completed the sales of the Western Wireless international operations in Austria and Haiti. In June 2006, Alltel completed the dispositions of the remaining international operations acquired from Western Wireless in Bolivia, Côte d’Ivoire and Slovenia. Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as discontinued operations in the accompanying unaudited interim consolidated financial statements. (See Note 11).

Under terms of the agreement with U.S. Cellular, Alltel acquired two rural markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless. During the second quarter of 2006, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the wireless property interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $100.1 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized over a five-year period using the sum-of-the-years digits method. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. The finalization of the purchase price allocation resulted in a reduction to the preliminary values assigned to cellular licenses ($1.5 million), customer list ($0.5 million), and acquired net tangible assets ($2.2 million) with an increase to goodwill ($4.2 million)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.         Acquisitions, Continued:
compared to the corresponding values that had been previously recorded in the Company’s consolidated balance sheet as of December 31, 2005.

The following unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2005 assume that the acquisition of wireless properties from Western Wireless occurred as of January 1, 2005:

(Millions, except per share amounts)	Three Months Ended	Six Months Ended
Revenues and sales	$ 2,518.0	$ 4,884.5
Income from continuing operations	$ 406.8	$ 724.8
Combined earnings per share from continuing operations:
Basic earnings per share	$1.07	$1.93
Diluted earning per share	$1.05	$1.89
Net income	$ 419.9	$ 764.2
Combined earnings per share:
Basic earnings per share	$1.10	$2.04
Diluted earning per share	$1.08	$2.00

The pro forma amounts represent the historical operating results of the properties acquired from Western Wireless with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts also give effect to the May 17, 2005 issuance of approximately 24.5 million shares of Alltel common stock to settle the purchase contract obligation related to the Company’s outstanding equity units (see Note 5), the proceeds of which were used to finance the cash portion of the merger transaction and a portion of the repayment of Western Wireless’ long-term debt. The pro forma amounts also include the effects of non-acquisition-related special charges and unusual items, as more fully discussed in Notes 9 and 10 below. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Western Wireless properties had been operated by Alltel during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling and general and administrative expenses.

4.        Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireless and wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. As of January 1, 2006, Alltel completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required. The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2006 were as follows:

Communications
			Support
(Millions)	Wireless	Wireline	Services	Total
Balance at December 31, 2005	$7,427.4	$1,247.6	$2.3	$8,677.3
Acquired during the period	450.6	-	-	450.6
Other adjustments	(60.8)	-	-	(60.8)
Balance at June 30, 2006	$7,817.2	$1,247.6	$2.3	$9,067.1

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	June 30,	December 31,
(Millions)	2006	2005
Cellular licenses	$1,454.9	$1,392.3
Personal Communications Services licenses	79.1	79.1
Franchise rights - wireline	265.0	265.0
	$1,799.0	$1,736.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.        Goodwill and Other Intangible Assets, Continued:
Intangible assets subject to amortization were as follows:

	June 30, 2006
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$829.3	$(424.1)	$405.2
Franchise rights	22.5	(17.1)	5.4
Roaming agreement	6.1	(1.7)	4.4
	$857.9	$(442.9)	$415.0

	December 31, 2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$760.4	$(329.2)	$431.2
Franchise rights	22.5	(16.4)	6.1
Roaming agreement	6.1	(0.7)	5.4
	$789.0	$(346.3)	$442.7

Amortization expense for intangible assets subject to amortization was $49.1 million and $96.6 million for the three and six month periods ended June 30, 2006, compared to $16.7 million and $32.5 million for the same periods of 2005. Amortization expense for intangible assets subject to amortization is estimated to be $175.3 million in 2006, $137.6 million in 2007, $100.6 million in 2008, $56.4 million in 2009 and $26.8 million in 2010. See Note 3 for a discussion of the acquisitions completed during the first six months of 2006 that resulted in the recognition of goodwill and other intangible assets.

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

6.         Stock-Based Compensation:
Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock compensation plans in effect at June 30, 2006 was 30.0 million shares.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.        Stock-Based Compensation, Continued:
meeting of stockholders following the date of grant. For all plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. For fixed stock options, the maximum term for each option granted is 10 years. The Company’s practice has been to issue new shares of common stock upon the exercise of stock options.

The weighted average fair value of stock options granted during the six months ended June 30, 2006 was $18.55 per share using the Black-Scholes option-pricing model and the following weighted average assumptions:

Expected life	5.9 years
Expected volatility	22.9%
Dividend yield	0.8%
Risk-free interest rate	4.5%

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

The expected dividend yield was based on the Company’s approved annual dividend rate in effect at the date of grant adjusted to reflect the expected reduction in Alltel’s dividend rate from $1.54 to $.50 per share following the completion of the spin off of the Company’s wireline operations to Alltel’s shareholders (see Note 16). Future increases to the dividend rate were not included in the development of the dividend yield assumption because Alltel’s board of directors has not approved any increase to the dividend rate following completion of the spin off.

The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Activity under all of the Company’s stock options plans for the six months ended June 30, 2006 was as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	17,316.5	$53.94
Granted	1,357.1	63.25
Exercised	(2,207.8)	40.12
Forfeited	(96.0)	58.93
Expired	(13.8)	31.83
Outstanding at June 30, 2006	16,356.0	$56.57
Exercisable at end of period	11,986.3	$57.06

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $52.8 million, and Alltel received $88.0 million in cash from the exercise of stock options. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2006 was $94.6 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.         Stock-Based Compensation, Continued:
The following is a summary of stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	(Thousands)	Average	Average	(Thousands)	Average
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise Prices	Shares	Contractual Life	Per Share	Shares	Per Share
$ 7.57 - $14.71	209.4	3.7 years	$10.26	179.3	$10.70
$26.61 - $32.37	425.2	2.2 years	31.92	371.3	31.86
$33.88 - $37.75	1,104.2	1.2 years	34.50	1,102.8	34.50
$43.12 - $50.28	2,376.5	6.7 years	48.41	1,213.5	47.89
$50.81 - $58.46	4,144.5	6.7 years	54.84	2,380.0	54.92
$62.07 - $68.25	7,954.7	4.8 years	65.23	6,597.9	65.64
$70.75 - $73.13	141.5	3.2 years	72.43	141.5	72.43
	16,356.0	5.2 years	$56.57	11,986.3	$57.06

Non-vested stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2005	5,051.4	$51.94
Granted	1,357.1	63.25
Vested	(2,000.3)	52.40
Forfeited	(38.5)	52.80
Non-vested at June 30, 2006	4,369.7	$55.23

At June 30, 2006, the total unamortized compensation cost for non-vested stock option awards amounted to $50.1 million and is expected to be recognized over a weighted average period of 3.5 years. Unrecognized compensation expense for stock options was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity.

Restricted Stock - During 2006, 2005 and 2004, Alltel granted to certain senior management employees and non-employee directors restricted stock awards which had an aggregate fair value on the date of grant of $18.6 million, $11.1 million and $8.5 million, respectively. The cost of the restricted stock awards is determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and is expensed ratably over the vesting period. The restricted shares granted to employees in 2006 will vest in equal increments over a three-year period following the date of grant, except for awards representing 96,000 shares, which will vest in increments of 40%, 30% and 30% over a five-year period beginning three years after the date of grant. The restricted shares granted to employees in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if Alltel achieves a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted to employees in 2004 will vest in equal increments over a three-year period following the date of grant. Restricted shares granted to non-employee directors vest one year from the date of grant.

Non-vested restricted stock activity for the six months ended June 30, 2006 was as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Non-vested at December 31, 2005	302,530	$52.52
Granted	302,532	61.38
Vested	(52,927)	49.28
Forfeited	(6,250)	53.26
Non-vested at June 30, 2006	545,885	$57.74

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.         Stock-Based Compensation, Continued:
At June 30, 2006, unrecognized compensation expense for the restricted shares amounted to $21.5 million and was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity. The unrecognized compensation expense for the non-vested restricted shares at June 30, 2006 is expected to be recognized over a weighted average period of 3.7 years.

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

	Three Months Ended		Six Months Ended
(Millions)	2006	2005	2006	2005
Benefits earned during the year	$5.1	$8.3	$11.8	$16.7
Interest cost on benefit obligation	14.4	14.6	29.3	29.2
Special termination benefits	4.5	-	9.0	-
Settlement and curtailment losses	2.4	-	3.4	-
Amortization of prior service cost	0.4	0.2	0.5	0.3
Recognized net actuarial loss	6.8	7.7	15.2	15.3
Expected return on plan assets	(21.0)	(20.7)	(41.9)	(41.4)
Net periodic benefit expense	$12.6	$10.1	$27.3	$20.1

As further discussed in Note 16, on December 9, 2005, Alltel announced that it would spin off its wireline telecommunications business to its stockholders and merge it with Valor Communications Group, Inc. (“Valor”). Two former executive officers of Alltel, who were eligible to receive supplemental retirement benefits payable under the Company’s supplemental executive retirement plan, joined the new wireline company formed in the merger of Alltel’s wireline business with Valor. As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin off was consummated. The special termination benefits payable to the two executives and the corresponding settlement and curtailment losses have been included in integration expenses and other charges within the Company’s consolidated statement of income for the three and six months ended June 30, 2006. (See Note 8).

Alltel disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $20.5 million for retirement benefits in 2006 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans, a substantial portion of which are for payments to the two executives discussed above. Through June 30, 2006, Alltel had contributed $1.9 million to fund the supplemental retirement plans. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2006. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

7.         Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. The components of postretirement expense were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2006	2005	2006	2005
Benefits earned during the year	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	3.4	3.5	6.7	7.0
Amortization of transition obligation	0.2	0.2	0.4	0.4
Amortization of prior service cost	0.4	0.5	0.9	1.0
Recognized net actuarial loss	1.6	1.7	3.2	3.4
Expected return on plan assets	-	-	-	-
Net periodic benefit expense	$5.7	$6.0	$11.4	$12.0

8.         Integration Expenses and Other Charges:
A summary of the integration expenses and other charges recorded during the six months ended June 30, 2006 is as follows:

(Millions)	Wireless	Wireline	Total
Rebranding and signage costs	$8.3	$-	$8.3
Computer system conversion and other integration expenses	2.5	-	2.5
Costs associated with pending spin off of wireline operations	-	20.7	20.7
Total integration expenses and other charges	$10.8	$20.7	$31.5

In connection with the spin off and merger of Alltel’s wireline business with Valor, Alltel incurred $20.7 million of incremental costs, primarily consisting of the $12.4 million of special termination benefits payable to the two executives and the corresponding settlement and curtailment losses previously discussed (see Note 7) and additional consulting and legal fees of $3.9 million. The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems. Of the total expenses incurred related to the spin-off transaction, $8.7 million were recorded in the first quarter of 2006 and $12.0 million were recorded in the second quarter.

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.

The following is a summary of the activity related to the liabilities associated with the Company’s integration and other restructuring activities for the six months ended June 30, 2006:

(Millions)
Balance, beginning of period	$29.7
Integration expenses and other charges recorded during the period	31.5
Non-cash portion of integration expenses and other charges	(0.7)
Cash outlays during the period	(32.2)
Balance, end of period	$28.3

At June 30, 2006, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of investment banker, audit, consulting and legal fees of $28.2 million and lease and contract termination costs of $0.1 million, which were included in accounts payable and other current liabilities, respectively, in the accompanying consolidated balance sheet as of June 30, 2006. The integration expenses and other charges decreased net income $7.5 million and $20.2 million for the three and six months ended June 30, 2006, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.         Investments - Special Dividend:
On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National Financial, Inc. (“Fidelity National”) totaling $111.0 million, related to the shares of Fidelity National common stock received as partial consideration for the sale of Alltel’s financial services business to Fidelity National on April 1, 2003. As further discussed in Note 10, on April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock. The special cash dividend was included in other income, net in the accompanying consolidated statement of income for the six months ended June 30, 2005.

10.      Gain on Exchange or Disposal of Assets and Other:
On November 10, 2005, federal legislation was enacted that included provisions to dissolve and liquidate the assets of the Rural Telephone Bank (“RTB”). In connection with the dissolution and liquidation, during April 2006, the RTB redeemed all outstanding shares of its Class C stock. As a result, Alltel received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in RTB Class C stock and recognized a pretax gain of $176.6 million. This transaction increased net income $107.6 million in the three and six month periods ended June 30, 2006.

As previously discussed in Note 3, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. On April 8, 2005, Alltel redeemed all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $118.0 million in the three and six month periods ended June 30, 2005.

11.       Discontinued Operations:
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

On September 15, 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia and Ghana for $51.7 million in cash. On November 23, 2005, Alltel completed the sale of Western Wireless’ international operations in Ireland to a subsidiary of eircom Group plc, the Irish fixed-line telecommunications operator, for 420 million euros or approximately $518.6 million. On April 28, 2006, Alltel completed the sale of Western Wireless’ international operations in Austria to T-Mobile Austria GmbH, a subsidiary of Deutsche Telekom for 1.3 billion euros or approximately $1.6 billion. On that same day, Alltel also completed the sale of the Western Wireless international operations in Haiti for $70.6 million in cash. On June 6, 2006, Alltel sold Western Wireless’ international operations in Bolivia for $39.5 million in cash. During June 2006, Alltel also completed the disposition of the remaining international operations acquired from Western Wireless in Côte d’Ivoire and Slovenia. In connection with the sales of the international operations completed in the second quarter of 2006, Alltel recorded an after tax loss of $9.3 million. There was no gain or loss realized upon the sales of the international operations in Georgia, Ghana and Ireland and the domestic markets in Arkansas, Kansas and Nebraska.

The acquired international operations and interests of Western Wireless and the domestic market in Arkansas to be divested by Alltel have been classified as discontinued operations in the Company’s interim consolidated financial statements for the periods ended June 30, 2006. Depreciation of long-lived assets related to the international operations and the domestic markets to be divested was not recorded subsequent to the completion of the merger.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

11.      Discontinued Operations, Continued:
The following table includes certain summary income statement information related to the international operations and the domestic market in Arkansas to be divested reflected as discontinued operations for the three and six months ended June 30, 2006:

(Millions)	Three Months Ended	Six Months Ended
Revenues and sales	$72.2	$278.6
Operating expenses	62.0	216.6
Operating income	10.2	62.0
Minority interest expense in unconsolidated entities	(1.5)	(6.0)
Loss on sale of discontinued operations	(14.8)	(14.8)
Other expense, net (a)	(0.2)	(0.9)
Pretax income (loss) from discontinued operations	(6.3)	40.3
Income tax expense (benefit)	2.3	31.1
Income (loss) from discontinued operations	$(8.6)	$9.2

     Notes:
(a)
Except for a $50.0 million credit facility agreement with the Overseas Private Investment Corporation that was assumed by the buyer of the Bolivian operations, Alltel had no outstanding indebtedness directly related to the international operations that were acquired from Western Wireless, and accordingly, no additional interest expense was allocated to discontinued operations for the period presented.

12.      Other Comprehensive Income (Loss):
Other comprehensive income (loss) consists of unrealized holding gains (losses) on investments in equity securities and foreign currency translation adjustments. Other comprehensive income (loss) was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2006	2005	2006	2005
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	$11.8	$(18.4)	$24.2	$(161.0)
Income tax expense (benefit)	4.1	(6.5)	8.5	(56.4)
	7.7	(11.9)	15.7	(104.6)
Reclassification adjustments for gains included
in net income for the period	-	(75.8)	-	(75.8)
Income tax expense	-	26.5	-	26.5
	-	(49.3)	-	(49.3)

Net unrealized gains (losses) in the period	11.8	(94.2)	24.2	(236.8)
Income tax expense (benefit)	4.1	(33.0)	8.5	(82.9)
	7.7	(61.2)	15.7	(153.9)

Foreign currency translation adjustment:
Translation adjustments for the period	(19.7)	-	(2.1)	-
Reclassification adjustments for losses included
in net income for the period	4.9	-	4.9	-
	(14.8)	-	2.8	-

Other comprehensive income (loss) before tax	(3.0)	(94.2)	27.0	(236.8)
Income tax expense (benefit)	4.1	(33.0)	8.5	(82.9)
Other comprehensive income (loss)	$(7.1)	$(61.2)	$18.5	$(153.9)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.      Earnings per Share:
Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding convertible debt, restricted and preferred stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of the Company’s common stock. The number of stock options that were not included in the computation of diluted earnings per share was approximately 8.8 million shares of common stock for both the three and six month periods ended June 30, 2006, respectively. Conversely, the number of stock options not included in the computation of diluted earnings per share was 7.1 million shares for both the three and six month periods ended June 30, 2005. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2006	2005	2006	2005
Basic earnings per share:
Income from continuing operations	$437.5	$402.1	$717.1	$715.1
Income (loss) from discontinued operations	(8.6)	-	9.2	-
Less preferred dividends	-	(0.1)	-	(0.1)
Net income applicable to common shares	$428.9	$402.0	$726.3	$715.0
Weighted average common shares outstanding for the period	388.8	314.5	387.8	308.3
Basic earnings per share:
From continuing operations	$1.12	$1.28	$1.85	$2.32
From discontinued operations	(.02)	-	.02	-
Net income	$1.10	$1.28	$1.87	$2.32
Diluted earnings per share:
Net income applicable to common shares	$428.9	$402.0	$726.3	$715.0
Adjustment for interest expense on convertible notes, net of tax	0.1	-	0.2	-
Adjustment for convertible preferred stock dividends	-	0.1	-	0.1
Net income applicable to common shares assuming conversion of preferred stock and convertible notes	$429.0	$402.1	$726.5	$715.1
Weighted average common shares outstanding for the period	388.8	314.5	387.8	308.3
Increase in shares resulting from:
Assumed exercise of stock options	0.9	1.0	1.1	1.0
Assumed conversion of convertible notes	0.5	-	0.8	-
Assumed conversion of preferred stock	0.2	0.2	0.2	0.2
Non-vested restricted stock awards	0.1	0.1	0.1	0.1
Weighted average common shares assuming conversion	390.5	315.8	390.0	309.6
Diluted earnings per share:
From continuing operations	$1.12	$1.27	$1.84	$2.31
From discontinued operations	(.02)	-	.02	-
Net income	$1.10	$1.27	$1.86	$2.31

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

14.       Business Segment Information:
Alltel manages its business operations based on differences in products and services. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the items discussed in Notes 8 and 9, respectively. Items not allocated to the segments are included in corporate operations. In addition, as previously discussed in Note 2, effective January 1, 2006, Alltel retrospectively changed its business segment reporting to exclude from wireless segment income the effects of amortization expense related to intangible assets recorded in connection with the acquisition of wireless properties. As a result of this change, wireless segment income excludes pretax amortization expense of $47.0 million and $92.5 million for the three and six months ended June 30, 2006. Conversely, wireless segment income excludes pretax amortization expense of $14.7 million and $28.5 million for the three and six months ended June 30, 2005, respectively. This amortization expense is now included in corporate expenses. Segment operating results were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2006	2005	2006	2005
Revenues and Sales from External Customers:
Wireless	$1,857.5	$1,453.8	$3,613.4	$2,804.2
Wireline	537.1	555.9	1,074.1	1,111.9
Communications support services	217.7	192.8	408.7	356.7
Total business segments	$2,612.3	$2,202.5	$5,096.2	$4,272.8

Intersegment Revenues and Sales:
Wireless	$1.6	$1.5	$3.1	$3.1
Wireline	43.9	39.2	82.3	76.8
Communications support services	69.0	68.4	128.9	129.2
Total business segments	$114.5	$109.1	$214.3	$209.1

Total Revenues and Sales:
Wireless	$1,859.1	$1,455.3	$3,616.5	$2,807.3
Wireline	581.0	595.1	1,156.4	1,188.7
Communications support services	286.7	261.2	537.6	485.9
Total business segments	2,726.8	2,311.6	5,310.5	4,481.9
Less intercompany eliminations	(53.1)	(51.5)	(97.1)	(95.8)
Total revenues and sales	$2,673.7	$2,260.1	$5,213.4	$4,386.1

Segment Income:
Wireless	$392.1	$321.6	$747.6	$606.9
Wireline	235.4	215.3	462.0	429.8
Communications support services	31.0	11.6	52.5	23.5
Total segment income	658.5	548.5	1,262.1	1,060.2
Corporate expenses	(54.6)	(26.3)	(109.5)	(68.7)
Integration expenses and other charges	(12.0)	-	(31.5)	-
Equity earnings in unconsolidated partnerships	15.4	15.2	28.3	25.9
Minority interest in consolidated partnerships	(11.5)	(18.9)	(25.4)	(37.2)
Other income, net	21.1	8.0	33.0	128.7
Interest expense	(90.6)	(76.3)	(179.6)	(163.0)
Gain on exchange or disposal of assets and other	176.6	188.3	176.6	188.3
Income from continuing operations before income taxes	$702.9	$638.5	$1,154.0	$1,134.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

14.      Business Segment Information, Continued:
Segment assets were as follows:
	June 30, ,	December 31,,
(Millions)	2006	2005
Wireless	$15,570.4	$15,416.3
Wireline	5,054.0	4,878.6
Communications support services	468.7	533.5
Total business segments	21,093.1	20,828.4
Corporate headquarters assets not allocated to segments	2,867.5	1,270.1
Assets held for sale	-	1,951.2
Less elimination of intersegment receivables	(27.0)	(36.6)
Total consolidated assets	$23,933.6	$24,013.1

Supplemental information pertaining to the communications support services segment was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2006	2005	2006	2005
Revenues and Sales from External Customers:
Product distribution	$115.1	$96.3	$224.0	$183.9
Long-distance and network management services	53.0	48.8	106.6	95.8
Directory publishing	45.5	44.2	70.0	68.3
Telecommunications information services	4.1	3.5	8.1	8.7
Total	$217.7	$192.8	$408.7	$356.7

Intersegment Revenues and Sales:
Product distribution	$35.3	$39.8	$65.9	$72.8
Long-distance and network management services	30.5	25.5	57.9	51.1
Directory publishing	3.2	3.1	5.1	5.3
Telecommunications information services	-	-	-	-
Total	$69.0	$68.4	$128.9	$129.2

Total Revenues and Sales:
Product distribution	$150.4	$136.1	$289.9	$256.7
Long-distance and network management services	83.5	74.3	164.5	146.9
Directory publishing	48.7	47.3	75.1	73.6
Telecommunications information services	4.1	3.5	8.1	8.7
Total revenues and sales	$286.7	$261.2	$537.6	$485.9

15.      Pending Acquisition of Wireless Properties:
On November 18, 2005, Alltel announced that it had entered into a definitive agreement to purchase Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1.075 billion in cash. Under terms of the agreement, Alltel will acquire wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2 million potential customers, network assets and approximately 400,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin. Closing of the transaction is contingent upon regulatory approval, including approval of the FCC and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur early in the fourth quarter of 2006.

16.      Subsequent Events:
Spin Off of Wireline Business and Merger with Valor Communications Group, Inc. - On July 17, 2006, Alltel completed the spin off of the Company’s wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. The spin off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long distance and the wireline sales portion of communications products. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock that was distributed on a pro rata basis to Alltel’s stockholders as a tax free stock

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

16.      Subsequent Events, Continued:
dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities. In connection with the distribution and merger with Valor, Spinco borrowed approximately $800 million through a new senior credit agreement. Spinco also issued debt securities in the private placement market to pay the special dividend and issued debt securities to Alltel, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”). The Spinco Securities were issued at a discount, and accordingly, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). In connection with the spin off, Alltel also transferred to Spinco approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries.

Immediately after the consummation of the spin off, Alltel Holding merged with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, which is named Windstream Corporation (“Windstream”), and the stockholders of Valor owned the remaining 15 percent of such equity interests. As a result of the merger, Windstream assumed approximately $4.2 billion of long-term debt.

In connection with the spin-off transaction, Alltel entered into an exchange agreement (the “Exchange Agreement”), with J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (together, the “Investment Banks”), and Spinco. Pursuant to the terms of the Exchange Agreement, Alltel agreed to transfer the Spinco Securities to the Investment Banks, in equal amounts, in exchange for the transfer by the Investment Banks to Alltel of all or a portion of the $1.0 billion aggregate principal amount of Alltel’s commercial paper held by the Investment Banks and all or a portion of the $686.6 million aggregate principal amount of Alltel’s 4.656 percent notes due May 17, 2007 held by the Investment Banks. On July 17, 2006, following the completion of the spin-off transaction, Alltel and the Investment Banks completed the exchange of debt securities pursuant to the terms of the Exchange Agreement. The Alltel debt securities exchanged consisted of $988.5 million of outstanding commercial paper borrowings and $685.1 million of Alltel’s 4.656 percent notes due May 17, 2007. The fair value of the Alltel debt obligations to be transferred by the Investment Banks to Alltel had an agreed upon fair market value of approximately $1,673.4 million on the date of the debt exchange. As part of the Exchange Agreement with the Investment Banks, Alltel incurred approximately $29.8 million of costs related to the exchange of its debt securities.

The number of Alltel common shares outstanding did not change as a result of the spin off. For employees and directors remaining with Alltel, the number of shares underlying any outstanding stock options and the related per share exercise price were adjusted to maintain both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value, pursuant to the terms of the applicable Alltel equity incentive plans and taking into account the change in the market value of Alltel’s common stock as a result of the distribution. Alltel restricted stock awarded pursuant to Alltel’s equity incentive plans and held by employees and directors at the time of the distribution continued to represent the right to receive shares of Alltel common stock. In addition, the holders of these restricted shares received shares of Windstream common stock equivalent to the number of shares of Windstream common stock that was received with respect to each share of unrestricted Alltel common stock at the time of the distribution. As of the spin-off date, employees of the wireline business who transferred to Windstream held vested options to purchase approximately 1.5 million shares of Alltel common stock. The number of shares underlying these stock options and the related per share exercise price were also adjusted to maintain both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value. Stock options held by employees of the wireline business who transferred to Windstream that were unvested at the date of distribution were cancelled.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

16.      Subsequent Events, Continued:
The following unaudited pro forma consolidated results of operations of Alltel for the three and six months ended June 30, 2006 and 2005, respectively, assume that the spin off of the wireline business occurred as of January 1, 2005:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2006	2005	2006	2005
Revenues and sales	$ 1,945.3	$ 1,526.0	$ 3,788.5	$ 2,942.3
Operating income	$ 343.9	$ 291.0	$ 635.8	$ 528.5
Income for continuing operations	$ 288.4	$ 259.9	$ 422.6	$ 433.5
Earnings per share from continuing operations:
Basic earnings per share	$.74	$.83	$1.09	$1.41
Diluted earning per share	$.74	$.82	$1.08	$1.40

Selected unaudited pro forma balance sheet information as of June 30, 2006 was as follows:

(Millions)
Current assets	$5,871.5
Goodwill and other intangible assets	9,719.5
Property, plant and equipment, net	4,969.1
Investments and other assets	446.8
Total assets	$21,006.9
Current liabilities	$2,257.1
Long-term debt	3,035.6
Other liabilities	1,844.5
Total liabilities	7,137.2
Shareholders’ equity	13,869.7
Total liabilities and shareholders’ equity	$21,006.9

The pro forma amounts presented above represent Alltel’s historical operating results adjusted to exclude the wireline business and also reflect the appropriate adjustment to add back to Alltel’s continuing operations general corporate overhead expenses previously allocated to the wireline business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations”. Except for approximately $261.0 million of long-term debt directly related to the wireline business, no other interest expense was allocated to the wireline operations for the periods presented. The pro forma amounts also include the effects of the special charges and unusual items not directly related to the spin off, as more fully discussed in Notes 8, 9 and 10 above. The pro forma amounts are not necessarily indicative of what Alltel’s operating results or financial position would have been had the spin off of the wireline business occurred as of January 1, 2005.

Repurchase of Alltel Common Stock - On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Under this authorization, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant. Alltel did not repurchase any of its common shares during the first six months of 2006. For the period July 1, 2006 through August 7, 2006, Alltel repurchased 4.1 million of its common shares at a cost of $223.2 million.

Tender Offers to Repurchase Long-Term Debt - On July 31, 2006, Alltel announced offers to repurchase for cash up to $1.0 billion of aggregate principal amount of outstanding long-term debt. The tender consists of separate offers for the remaining $699.9 million of 4.656 percent equity unit notes due 2007, $100.0 million of 6.65 percent unsecured notes due 2008, $200.0 million of 7.60 percent unsecured notes due 2009 and $425.0 million of 8.00 percent notes due 2010. The amount of any series of notes that may be repurchased by Alltel will be based on acceptance priority levels for such series, as set forth in the Offer to Purchase dated July 31, 2006 (the “Purchase Offer”). The total cash consideration for each $1,000 principal amount of notes tendered and accepted for payment will be determined in the manner described in the Purchase Offer. Subject to the requirements of the federal securities laws, Alltel has the right to change the tender cap of $1.0 billion at its sole discretion. Each tender offer will expire on August 25, 2006, unless extended or earlier terminated by the Company.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2006 and 2005, and Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005.

EXECUTIVE SUMMARY
Alltel is a customer-focused communications company that has provided wireless, local telephone, long-distance, Internet and high-speed data services to more than 15 million residential and business customers in 36 states. Among the highlights in the second quarter of 2006:

•
Wireless revenues and sales increased 28 percent over 2005 primarily reflecting the effects of Alltel’s August 1, 2005 acquisition of Western Wireless Corporation (“Western Wireless”). Excluding the effects of acquisitions, wireless revenues and sales increased 10 percent from a year ago driven by Alltel’s continued focus on quality customer growth, improvements in data revenues and additional Eligible Telecommunications Carrier (“ETC”) subsidies. Average revenue per customer increased 4 percent from a year ago to $52.54, while retail revenue per customer increased to $47.57, a 2 percent increase from a year ago. Retail minutes of use per wireless customer per month increased to 638 minutes, an 8 percent increase from the same period of 2005.

•
Wireless gross customer additions were 883,000 in the quarter, and net customer additions were 258,000. Within its non-acquired or heritage markets, gross customer additions increased 30 percent compared to the second quarter of 2005. In its heritage markets, Alltel added 97,000 net postpay wireless customers and added 19,000 net prepaid customers during the second quarter of 2006. In the former Western Wireless markets, Alltel added approximately 30,000 net customers during the second quarter of 2006. Wireless postpay churn decreased 11 basis points from the same period a year ago to 1.47 percent, while total churn declined 8 basis points year-over-year to 1.91 percent. In Alltel’s heritage markets, postpay churn declined 10 basis points year-over-year to 1.46 percent.

•
Wireless segment income increased 22 percent from a year ago, primarily reflecting the acquisition-related growth in revenues and sales noted above. Growth in wireless segment income was affected by additional customer acquisition costs due to the significant increase in gross customer additions noted above.

•
In its wireline business, Alltel added 40,000 broadband customers, increasing Alltel’s broadband customer base to more than 481,000. During the quarter, the Company lost approximately 31,000 wireline access lines, a year-over-year decline of 4 percent. Average revenue per wireline customer increased 2 percent from a year ago to $68.00 due primarily to growth in broadband revenues. Although wireline revenues and sales decreased 2 percent from a year ago, wireline segment income increased 9 percent year-over-year, primarily due to a reduction in depreciation rates for Alltel’s Alabama, Florida, Georgia, North Carolina, Pennsylvania, and South Carolina operations, reflecting the results of studies of depreciable lives completed by Alltel during the second half of 2005 and in the first six months of 2006.

In the second quarter of 2006, Alltel added approximately 112,000 new wireless customers through the completion of wireless property acquisitions in Illinois and Virginia. As further discussed under “Pending Acquisitions to be Completed in 2006”, Alltel positioned its wireless business for future growth opportunities as a result of the Company’s planned acquisition of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”). Through this acquisition, which is expected to close early in the fourth quarter of 2006, Alltel will add approximately 400,000 wireless customers and expand its wireless operations in Minnesota, Iowa and Wisconsin.

As further discussed below, on July 17, 2006, Alltel completed the spin off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long distance and the wireline sales portion of communications products. Following the spin off, Alltel is positioned to focus all of its resources on delivering advanced wireless voice and data services and providing superior service to its more than 11 million customers in 35 states.

During the second quarter of 2006, Alltel entered in to a 10-year strategic roaming agreement with Sprint Nextel Corporation (“Sprint”). The roaming agreement, which became effective July 1, 2006, provides for voice, 1xRTT and EV-DO roaming and expands on Alltel’s existing roaming relationship with Sprint. Alltel also extended its GSM roaming agreement with Cingular Wireless LLC (“Cingular”) until 2012. The Cingular roaming agreement provides for expansion of GSM roaming services into areas outside of Alltel’s existing GSM footprint that had been acquired in the Western Wireless transaction.

During the first six months of 2006, Alltel expanded its opportunities for selling additional wireless data service through the launch of an EV-DO blackberry device and several new data applications including Axcess Radio, which includes 40 channels of commercial-free streaming music. Alltel expects to continue to launch data applications and products throughout the year to take advantage of its expanded EV-DO coverage, resulting from the Company’s network build plans, as well as, the extension of its EV-DO footprint with the Sprint roaming agreement discussed above. To maintain its post-pay customer growth and extend the reach of the Alltel brand, the Company also recently launched a new service offering called “My Circle”, which enables Alltel customers, on select rate plans priced $59.95 or higher, to make and receive unlimited free calls to up to ten phone numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service.

Throughout the remainder of 2006, Alltel will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing these challenges, Alltel will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.

Subsequent Events
On July 31, 2006, Alltel announced offers to repurchase for cash up to $1.0 billion of aggregate principal amount of outstanding long-term debt. The tender consists of separate offers for the remaining $699.9 million of 4.656 percent equity unit notes due 2007, $100.0 million of 6.65 percent unsecured notes due 2008, $200.0 million of 7.60 percent unsecured notes due 2009 and $425.0 million of 8.00 percent notes due 2010. The terms and conditions of the tender offers are set forth in the Offer to Purchase dated July 31, 2006. Each tender offer will expire on August 25, 2006, unless extended or earlier terminated by the Company.

As discussed above, on July 17, 2006, Alltel completed the spin off of the Company’s wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock that was distributed on a pro rata basis to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities. In connection with the distribution and merger with Valor, Spinco borrowed approximately $800 million through a new senior credit agreement. Spinco also issued debt securities in the private placement market to pay the special dividend and issued debt securities to Alltel, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”). The Spinco Securities were issued at a discount, and accordingly, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). In connection with the spin off, Alltel also transferred to Spinco approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries.

Immediately after the consummation of the spin off, Alltel Holding merged with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, which is named Windstream Corporation (“Windstream”), and the stockholders of Valor owned the remaining 15 percent of such equity interests. As a result of the merger, Windstream assumed approximately $4.2 billion of long-term debt.

In connection with the spin-off transaction, Alltel entered into an exchange agreement (the “Exchange Agreement”), with J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (together, the “Investment Banks”), and Spinco. Pursuant to the terms of the Exchange Agreement, Alltel agreed to transfer the Spinco Securities to the

Investment Banks, in equal amounts, in exchange for the transfer by the Investment Banks to Alltel of all or a portion of the $1.0 billion aggregate principal amount of Alltel’s commercial paper held by the Investment Banks and all or a portion of the $686.6 million aggregate principal amount of Alltel’s 4.656 percent notes due May 17, 2007 held by the Investment Banks. On July 17, 2006, following the completion of the spin-off transaction, Alltel and the Investment Banks completed the exchange of debt securities pursuant to the terms of the Exchange Agreement. The Alltel debt securities exchanged consisted of $988.5 million of outstanding commercial paper borrowings and $685.1 million of Alltel’s 4.656 percent notes due May 17, 2007. As part of the Exchange Agreement with the Investment Banks, Alltel incurred approximately $29.8 million of costs related to the exchange of its debt securities. (See Note 16 to the unaudited interim consolidated financial statements for additional information regarding these subsequent events.)

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

ACQUISITIONS
On June 1, 2006, Alltel completed the purchase of wireless properties representing approximately 242,000 potential customers (“POPs”) in Virginia from Virginia Cellular, Inc. for $45.9 million in cash. On May 1, 2006, Alltel completed the purchase of wireless properties representing approximately 485,000 POPs in Illinois from First Cellular of Southern Illinois for $140.9 million in cash. On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships. During the first quarter of 2006, Alltel also acquired for $2.6 million in cash the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.

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

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger. Under terms of the agreement, Alltel acquired approximately 90,000 customers in two Rural Service Area (“RSA”) markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc., and on March 24, 2006, Alltel completed the sale of the remaining market in Arkansas to Cingular. During 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash, and on April 28, 2006, Alltel completed the sales of the Western Wireless international operations in Austria and Haiti for approximately $1.7 billion in cash. On June 6, 2006, Alltel sold Western Wireless’ international operations in Bolivia for $39.5 million in cash. In June 2006, Alltel also completed the disposition of the remaining international operations acquired from Western Wireless in Côte d’Ivoire and Slovenia. Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements.

During the first quarter of 2006, Alltel completed the integration of the remaining acquired domestic operations of Western Wireless and in connection with its integration efforts incurred $10.8 million of incremental expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions. (See “Integration Expenses and Other Charges” below for a discussion of integration expenses recorded by Alltel in the first quarter of 2006).

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

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2006	2005	2006	2005
Revenues and sales:
Service revenues	$2,334.6	$1,989.2	$4,582.3	$3,887.5
Product sales	339.1	270.9	631.1	498.6
Total revenues and sales	2,673.7	2,260.1	5,213.4	4,386.1
Costs and expenses:
Cost of services	762.4	660.9	1,494.1	1,287.2
Cost of products sold	384.7	308.1	740.5	589.9
Selling, general, administrative and other	510.8	420.6	1,009.8	828.0
Depreciation and amortization	411.9	348.3	816.4	689.5
Integration expenses and other charges	12.0	-	31.5	-
Total costs and expenses	2,081.8	1,737.9	4,092.3	3,394.6
Operating income	591.9	522.2	1,121.1	991.5
Non-operating income, net	25.0	4.3	35.9	117.4
Interest expense	(90.6)	(76.3)	(179.6)	(163.0)
Gain on exchange or disposal of assets and other	176.6	188.3	176.6	188.3
Income from continuing operations before income taxes	702.9	638.5	1,154.0	1,134.2
Income taxes	265.4	236.4	436.9	419.1
Income from continuing operations	437.5	402.1	717.1	715.1
Income (loss) from discontinued operations, net of tax	(8.6)	-	9.2	-
Net income	$428.9	$402.1	$726.3	$715.1
Basic earnings per share:
Income from continuing operations	$1.12	$1.28	$1.85	$2.32
Income (loss) from discontinued operations	(.02)	-	.02	-
Net income	$1.10	$1.28	$1.87	$2.32
Diluted earnings per share:
Income from continuing operations	$1.12	$1.27	$1.84	$2.31
Income (loss) from discontinued operations	(.02)	-	.02	-
Net income	$1.10	$1.27	$1.86	$2.31

Total revenues and sales increased 18 percent, or $413.6 million, and 19 percent, or $827.3 million, for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. Service revenues increased by 17 percent, or $345.4 million, and 18 percent, or $694.8 million, in the three and six month periods of 2006, respectively, as compared to the same periods a year ago. The acquisitions of wireless properties previously discussed accounted for approximately $250.5 million and $520.9 million of the overall increases in service revenues for the three and six month periods ended June 30, 2006, respectively. In addition to the effects of the acquisitions, service revenues increased $48.6 million and $104.1 million in the three and six month periods of 2006, respectively, due to nonacquisition-related growth in Alltel’s wireless postpay customer base and increased revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings. Compared to the same periods a year ago, service revenues also reflected growth in revenues derived from wireless and wireline data services, which increased $52.4 million and $95.4 million in the three and six month periods of 2006, respectively, primarily reflecting strong demand for these services. Wireless services revenues also included increases in regulatory and other fee revenues of $26.0 million and $40.7 million in the three and six month periods of 2006, respectively, due to additional Universal Service Fund (“USF”) support received by Alltel reflecting an increase in the contribution factor and additional revenues attributable to Alltel’s certification in 24 states as an ETC, which accounted for $24.0 million and $33.9 million of the overall increases in regulatory and other fees in the three and six month periods ended June 30, 2006, respectively. Revenues from the sale of wireless equipment protection plans also increased $12.1 million and $24.0 million in the three and six month periods of 2006, respectively, reflecting customer growth and continued demand for these plans.

The above increases in service revenues were partially offset by lower wireless airtime and retail roaming revenues and reductions in wireline access and toll service revenues. Compared to the same periods in 2005, wireless airtime and retail roaming revenues decreased $17.9 million and $40.4 million in the three and six month periods of 2006, respectively, primarily due to the effects of customers migrating to rate plans with a larger number of packaged minutes. Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge. Wireline local access service and intrastate network access and toll revenues decreased $22.8 million and $47.8 million in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005, primarily as a result of the loss of wireline access lines due, in part, to broadband and wireless substitution.

Product sales increased $68.2 million, or 25 percent, and $132.5 million, or 27 percent, in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The increases in product sales in 2006 were primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading music, games, entertainment content, weather and office applications. The acquisitions of wireless properties previously discussed accounted for $18.4 million and $32.9 million of the overall increases in product sales in the three and six month periods ended June 30, 2006, respectively. The increases in product sales in both 2006 periods also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.

Cost of services increased $101.5 million, or 15 percent, and $206.9 million, or 16 percent, in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The wireless property acquisitions accounted for approximately $61.9 million and $133.5 million of the overall increases in cost of services in the three and six month periods ended June 30, 2006, respectively. In addition to the effects of the acquisitions, cost of services also reflected higher network-related costs of $31.6 million and $64.4 million in the three and six month periods ended June 30, 2006, respectively, reflecting increased network traffic due to non-acquisition related customer growth, increased minutes of use and expansion of network facilities. Cost of services also reflected increased wireless customer service expenses of $7.8 million and $16.0 million in the three and six month periods of 2006, respectively, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing churn. Compared to the same periods in 2005, payments to data content providers increased $7.7 million and $15.7 million in the three and six month periods ended June 30, 2006, respectively, consistent with the growth in revenues derived from data services discussed above. When compared to the same periods in 2005, cost of services also included additional wireless bad debt expense of $11.8 million and $19.5 million for the three and six month periods ended June 30, 2006, respectively, primarily due to non-acquisition growth in customers and increased write-offs associated with early disconnect penalties.

Conversely, cost of services in Alltel’s wireline operations decreased $9.3 million and $14.4 million in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005, primarily due to the loss of wireline access lines and the Company’s continued efforts to control operating expenses in its wireline business. Comparatively, cost of services for the six month period of 2005 included $19.8 million of incremental costs primarily related to a change in accounting for operating leases. Certain of Alltel’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effects of this change, which were included in corporate expenses, were not material to Alltel’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold increased $76.6 million, or 25 percent, and $150.6 million, or 26 percent, for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The wireless acquisitions discussed above accounted for $29.5 million and $57.3 million of the overall increases in cost of products sold in the three and six month periods of 2006, respectively. In addition to the effects of the acquisitions, the increases in both 2006 periods were consistent with the overall growth in product sales noted above primarily resulting from increased sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts.

Selling, general, administrative and other expenses increased $90.2 million, or 21 percent, and $181.8 million, or 22 percent, for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods of 2005. The wireless property acquisitions accounted for $61.3 million and $125.7 million of the overall increases in these expenses in the three and six month periods of 2006, respectively. In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses in the three and six month periods of 2006 also reflected increased commission costs of $8.4 million and $24.1 million, respectively, consistent with the significant growth in gross customer additions that occurred in both 2006 periods. Selling, general, administrative and other expenses in the three and six month periods of 2006 also included increased advertising costs of $10.0 million and $19.6 million, respectively, primarily attributable to the launch of the “My Circle” service offering and the Company’s continued efforts to promote the Alltel brand. Selling, general, administrative and other expenses also reflected incremental stock-based compensation expense of $6.9 million and $14.3 million for the three and six month periods ended June 30, 2006, respectively, primarily related to the Company’s adoption of SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006, as more fully discussed in Note 2 to the unaudited interim consolidated financial statements.

Depreciation expense increased 18 percent in both the three and six month periods of 2006, or $63.6 million and $126.9 million, respectively, as compared to the same periods of 2005. The increases in depreciation expense in both 2006 periods primarily reflected the wireless property acquisitions, which accounted for $36.6 million and $78.1 million of the overall increases in depreciation expense in the three and six month periods of 2006, respectively. Additionally, growth in wireless plant in service consistent with Alltel’s plans to expand and upgrade its network facilities also contributed to the overall increases in depreciation expense in both 2006 periods. The increases in depreciation expense attributable to the wireless property acquisitions and growth in wireless plant in service were partially offset by lower wireline depreciation expense of $24.8 million and $48.5 million in the three and six month periods of 2006, respectively, compared to the same periods of 2005, primarily resulting from a reduction in depreciation rates for the Company’s Alabama, Florida, Georgia, Pennsylvania, North Carolina and South Carolina operations. Depreciation rates for these operations were reduced as a result of studies of depreciable lives completed by Alltel during the second half of 2005 and the first six months of 2006. Compared to the same periods a year ago, amortization expense increased $32.3 million and $64.0 million in the three and six month periods of 2006, respectively, primarily due to the wireless property acquisitions and the adverse effects of using an accelerated amortization method for customer lists recorded in connection with those acquisitions.

Operating income increased 13 percent, or $69.7 million and $129.6 million, for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The increases in both 2006 periods primarily reflected growth in wireless segment income resulting from the effects of the wireless property acquisitions, which accounted for $79.7 million and $159.2 million of the overall increases in operating income for the three and six month periods of 2006, respectively. Wireline segment income increased $20.1 million and $32.2 million in the three and six month periods of 2006, respectively, compared to the same periods in 2005, primarily due to a reduction in depreciation rates for the Company’s Alabama, Florida, Georgia, Pennsylvania, North Carolina and South Carolina operations discussed above. The changes in wireless and wireline segment income in the three and six month periods of 2006 are further discussed below under “Results of Operations by Business Segment”. Operating income comparisons for both 2006 periods were adversely affected by the increases in amortization expense related to acquired intangible assets previously discussed and the effects of integration expenses and other charges, as further discussed below. Comparatively, operating income for the six month period of 2005 included the incremental costs associated with Alltel’s change in accounting for certain operating leases previously discussed.

Integration Expenses and Other Charges
A summary of the integration expenses and other charges recorded during the six months ended June 30, 2006 was as follows:

(Millions)	Wireless	Wireline	Total
Rebranding and signage costs	$8.3	$-	$8.3
Computer system conversion and other integration expenses	2.5	-	2.5
Costs associated with pending spin off of wireline operations	-	20.7	20.7
Total integration expenses and other charges	$10.8	$20.7	$31.5

In connection with the spin off and merger of Alltel’s wireline business with Valor, Alltel incurred $20.7 million of incremental costs, primarily consisting of special termination benefits payable to two executives, who joined the new wireline company formed by the merger of Alltel’s wireline business with Valor. As a result of the spin off, Alltel’s supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin off was consummated. The special termination benefits, including the corresponding settlement and curtailment losses, totaled $12.4 million. Costs incurred associated with the spin off also included $3.9 million in additional consulting and legal fees. The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems. Of the total expenses incurred related to the spin-off transaction, $8.7 million were recorded in the first quarter of 2006 and $12.0 million were recorded in the second quarter.

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.

At June 30, 2006, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of investment banker, audit, consulting and legal fees of $28.2 million and lease and contract termination costs of $0.1 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 8 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges.)

Non-Operating Income, Net
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005
Equity earnings in unconsolidated partnerships	$15.4	$15.2	$28.3	$25.9
Minority interest in consolidated partnerships	(11.5)	(18.9)	(25.4)	(37.2)
Other income, net	21.1	8.0	33.0	128.7
Non-operating income, net	$25.0	$4.3	$35.9	$117.4

As indicated in the table above, non-operating income, net increased $20.7 million and decreased $81.5 million in the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in equity earnings in unconsolidated partnerships in the six month period of 2006 of $2.4 million primarily resulted from improved operating results in those markets in which the Company owns a minority interest. The decreases in minority interest expense of $7.4 million and $11.8 million in the three and six month periods of 2006, respectively, primarily reflected the effects of Alltel’s acquisitions during the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina, South Carolina and Wisconsin. Other income, net in the six month period of 2005 included a special cash dividend received on the Company’s investment in Fidelity National Financial, Inc. (“Fidelity National”) common stock. On March 9, 2005, Fidelity National declared a special $10 per share cash dividend to Fidelity National stockholders. The special cash dividend of $111.0 million was paid to Alltel on March 28, 2005. As further discussed below, during the second quarter of 2005, Alltel sold all of its shares of Fidelity National common stock.

Compared to the same periods of 2005, other income, net included additional interest income earned on the Company’s cash and short-term investments of $12.1 million and $16.7 million in the three and six month periods of 2006, respectively, due to significant growth in Alltel’s available cash on hand following the sales of the international operations in Austria, Haiti and Bolivia and the May 17, 2005 issuance of common stock to settle the purchase contract portion of the Company’s mandatorily convertible units. As more fully discussed in Note 5 to the unaudited interim consolidated financial statements, during 2002, Alltel issued 27.7 million equity units which included a purchase contract that obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued Alltel common shares at a price of $50 per share. Upon settlement of the purchase contract obligation, Alltel issued 24.5 million common shares and received proceeds of $1,385.0 million.

Gain on Exchange or Disposal of Assets and Other
On November 10, 2005, federal legislation was enacted that included provisions to dissolve and liquidate the assets of the Rural Telephone Bank (“RTB”). In connection with the dissolution and liquidation, during April 2006, the RTB redeemed all outstanding shares of its Class C stock. As a result, the Company received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in RTB Class C stock and recognized a pretax gain of $176.6 million. This transaction increased net income $107.6 million in the three and six month periods ended June 30, 2006.

On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock to Goldman Sachs for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. Alltel had originally acquired the Fidelity National shares as partial consideration in connection with the April 1, 2003 sale of Alltel’s financial services business to Fidelity National. Proceeds from the stock sale were used to fund a substantial portion of the cost to redeem, on April 8, 2005, all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, the Company incurred net pretax termination fees of approximately $15.0 million. In addition, as previously discussed, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million. These transactions increased net income $118.0 million in the three and six month periods ended June 30, 2005.

Interest Expense
Interest expense increased $14.3 million, or 19 percent, and $16.6 million, or 10 percent, in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The increases in both 2006 periods primarily reflected additional interest costs resulting from $950.0 million of incremental commercial paper borrowings outstanding as of June 30, 2006, as compared to June 30, 2005. The incremental commercial paper borrowings were incurred by Alltel to finance a portion of the repayment of Western Wireless’ long-term debt subsequent to the merger and the cash portion of the merger consideration, as further discussed below under “Cash Flows-Financing Activities”. The increases in interest expense in both 2006 periods attributable to higher commercial paper borrowings was partially offset by favorable effects on interest costs attributable to the April 8, 2005 redemption of $450.0 million, 7.50 percent senior notes and the repayment of $200.0 million 6.75 percent senior notes on September 15, 2005. Interest expense for the six month period of 2006 also reflected the effects of the February 17, 2005 remarketing of the senior note portion of Alltel’s equity units that reset the annual interest rate on the notes to 4.656 percent from 6.25 percent for periods subsequent to February 17, 2005.

Income Taxes
Income tax expense increased $29.0 million, or 12 percent, and $17.8 million, or 4 percent, in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The increases in income tax expense in both 2006 periods were consistent with the overall increases in the Company’s income before income taxes, when compared to the same prior year periods. The Company’s effective income tax rates increased to 37.8 percent and 37.9 percent for the three and six months ended June 30, 2006, respectively, compared to 37.0 percent for both of the corresponding periods of 2005. The lower effective income tax rate in the 2005 periods included the favorable income tax treatment related to both the special cash dividend received from Fidelity National and the gain realized from the sale of the Fidelity National stock, as previously discussed.

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

Net Income and Earnings per Share from Continuing Operations
Net income increased $35.4 million, or 9 percent, and $2.0 million, or less than one percent, for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. Basic and diluted earnings per share both decreased 12 percent and 20 percent for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The increases in net income both 2006 periods primarily reflected growth in wireless and wireline segment income partially offset by the effects of the integration expenses and other charges incurred during the first six months of 2006 previously discussed. The decreases in basic and diluted earnings per share in the three and six month periods primarily reflected the significant increases in weighted average share counts due to the equity unit conversion in May 2005 and the Western Wireless merger as further discussed below. The decreases in earnings per share attributable to increased share counts were partially offset by growth in wireless and wireline segment income. For a further discussion of the wireless and wireline segment operating results, see “Results of Operations by Business Segment” below.

Discontinued Operations
As discussed earlier, as a condition of receiving approval from the DOJ and FCC for its merger with Western Wireless, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc., and on March 24, 2006, Alltel sold the remaining market in Arkansas to Cingular. During 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland, and on April 28, 2006, Alltel completed the sales of the Western Wireless international operations in Austria and Haiti. On June 6, 2006, Alltel sold Western Wireless’ international operations in Bolivia.  In June 2006, Alltel also completed the disposition of the remaining international operations acquired from Western Wireless in Côte d’Ivoire and Slovenia. The acquired international operations and interests of Western Wireless and the domestic market in Arkansas required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements.

The table presented below includes certain summary income statement information related to the international operations and the domestic market in Arkansas to be divested reflected as discontinued operations for the three and six months ended June 30, 2006.

(Millions)	Three Months Ended	Six Months Ended
Revenues and sales	$72.2	$278.6
Operating expenses	62.0	216.6
Operating income	10.2	62.0
Minority interest expense in unconsolidated entities	(1.5)	(6.0)
Loss on sale of discontinued operations	(14.8)	(14.8)
Other expense, net	(0.2)	(0.9)
Pretax income from (loss) discontinued operations	(6.3)	40.3
Income tax expense	2.3	31.1
Income (loss) from discontinued operations	$(8.6)	$9.2

The depreciation of long-lived assets related to the international operations and the domestic markets to be divested ceased as of August 1, 2005, the date of the Western Wireless merger with Alltel. The cessation of depreciation had the effect of reducing operating expenses by approximately $8.1 million and $25.5 million in the three and six months ended June 30, 2006, respectively. (See Note 11 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 24 percent and 26 percent in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The increases in both 2006 periods primarily reflected the issuance of approximately 54.3 million Alltel common shares to effect the August 1, 2005 merger with Western Wireless and the issuance of 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Communications-Wireless Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, customers in thousands)	2006	2005	2006	2005
Revenues and sales:
Service revenues	$1,726.3	$1,371.1	$3,365.1	$2,645.5
Product sales	132.8	84.2	251.4	161.8
Total revenues and sales	1,859.1	1,455.3	3,616.5	2,807.3
Costs and expenses:
Cost of services	573.7	453.8	1,111.6	859.5
Cost of products sold	213.8	150.3	418.2	299.1
Selling, general, administrative and other	424.2	331.8	837.3	654.2
Depreciation	255.2	197.8	501.7	387.6
Total costs and expenses	1,466.9	1,133.7	2,868.8	2,200.4
Segment income	$392.2	$321.6	$747.7	$606.9
Customers	11,085.1	9,067.5	-	-
Average customers	10,951.3	9,040.3	10,838.9	8,869.9
Gross customer additions (a)	882.6	805.6	1,688.1	1,529.3
Net customer additions (a)	258.1	266.2	422.8	441.0
Market penetration	14.2%	13.7%	-	-
Postpay customer churn	1.47%	1.58%	1.56%	1.65%
Total churn	1.91%	1.99%	1.95%	2.05%
Retail minutes of use per customer per month (b)	638	593	620	571
Retail revenue per customer per month (c)	$47.57	$46.42	$46.91	$45.89
Average revenue per customer per month (d)	$52.54	$50.55	$51.74	$49.71
Cost to acquire a new customer (e)	$374	$355	$363	$329

Notes:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2006	2005	2006	2005
Service revenues	$1,726.3	$1,371.1	$3,365.1	$2,645.5
Less wholesale revenues	(163.6)	(112.2)	(314.6)	(203.3)
Total retail revenues	$1,562.7	$1,258.9	$3,050.5	$2,442.2

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

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

	Three Months Ended		Six Months Ended
(Millions, customers in thousands)	2006	2005	2006	2005
Product sales	$(72.6)	$(51.0)	$(137.8)	$(100.9)
Cost of products sold	96.9	62.5	192.0	132.2
Sales and marketing expense	263.9	198.9	517.6	383.9
Total costs incurred to acquire new customers	$288.2	$210.4	$571.8	$415.2
Gross customer additions, excluding acquisitions	770.6	593.0	1,576.1	1,262.7
Cost to acquire a new customer	$374	$355	$363	$329

The total number of wireless customers served by Alltel increased by 2,018,000 customers, or 22 percent, during the twelve month period ended June 30, 2006. As previously discussed, during the second quarter of 2006, Alltel acquired wireless properties in Illinois and Virginia, and on August 1, 2005, Alltel completed the acquisition of Western Wireless. During the last six months of 2005, Alltel also exchanged certain wireless properties with U.S. Cellular. The acquired properties accounted for approximately 1,539,000 of the overall increase in wireless customers during the twelve month period ended June 30, 2006. Excluding the effects of acquisitions, Alltel added 97,000 net postpay wireless customers and added 19,000 net prepaid customers during the second quarter of 2006. In the former Western Wireless markets, net customer additions for the second quarter of 2006 were 30,000. The increase in net customer additions in the second quarter of 2006 was driven primarily by lower churn, as further discussed below, and strong growth in the “My Circle” service offering. Sales of Alltel’s higher-yield Total and National Freedom rate plans accounted for approximately 44 percent of the gross additions during the second quarter of 2006. At June 30, 2006, customers on the Company’s Total and National Freedom rate plans represented approximately 50 percent of Alltel’s wireless customer base. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 14.2 percent as of June 30, 2006.

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

The Company continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers, such as the “My Circle” offering. Alltel also has increased the number of its customers under contract through the offering of competitively priced rate plans, proactively analyzing customer usage patterns and migrating customers to newer digital handsets. The Company believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decreases in postpay customer churn in the three and six month periods of 2006 compared to the same periods of 2005. Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in both 2006 periods compared to the same periods a year ago.

Wireless revenues and sales increased $403.8 million, or 28 percent, and $809.2 million, or 29 percent, for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. Service revenues increased $355.2 million, or 26 percent, and $719.6 million, or 27 percent, for the three and six month periods ended June 30, 2006, compared to the same periods of 2005. The acquisitions of wireless properties previously discussed accounted for approximately $250.5 million and $520.9 million of the overall increase in service revenues for the three and six month periods of 2006, respectively. In addition to the effects of the acquisitions, service revenues also reflected growth in wireless access revenues, which increased $48.6 million and $104.1 million in the three and six month periods of 2006, respectively, from the same periods a year ago. The increases in wireless access revenues were primarily driven by nonacquisition-related customer growth and increased revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings. Service revenues for both 2006 periods also reflected growth in revenues derived from wireless data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wallpaper and office applications. Compared to the same periods a year ago, revenues from data services increased 79 percent, or $41.5 million, and 80 percent, or $79.0 million, for the three and six month periods of 2006, respectively, reflecting strong demand for these services.

Wireless service revenues in the three and six month periods of 2006 also reflected increases in regulatory and other fee revenues of $26.0 million and $40.7 million, respectively, which included USF support received by Alltel pursuant to its certification in 24 states as an ETC, and accounted for $11.3 million and $16.8 million of the overall increases in regulatory and other fees in the three and six month periods of 2006, respectively. After deducting the portion of USF subsidies distributed to its partners in wireless markets operated in partnership with other companies, Alltel expects to receive in the second half 2006, on a quarterly basis, net USF subsidies of approximately $60.0 million in its wireless business. The increase in regulatory fees in the six months of 2006 also reflected additional amounts billed to customers to offset costs related to certain regulatory mandates, which increased consistent with the overall growth in customers and also reflected an increase in the contribution factor applicable to universal service funding. Revenues from the sale of wireless equipment protection plans increased $12.1 million and

$24.0 million in the three and six month periods ended June 30, 2006, respectively, compared to the same prior year periods, reflecting customer growth and continued demand for these plans. As compared to the same periods of 2005, wholesale wireless revenues also increased $4.3 million and $7.7 million in the three and six month periods ended June 30, 2006, respectively, primarily due to growth in CDMA minutes of use, partially offset by the effects of other carriers migrating traffic to their own networks. The increase in service revenues in both 2006 periods attributable to increased access revenues from customer growth including the effects of acquisitions, additional revenues earned from data services and equipment protection plans, increased regulatory and other fees, and growth in wholesale revenues were partially offset by declines of $17.9 million and $40.4 million in airtime and retail roaming revenues in the three and six month periods of 2006, respectively. In addition, compared to the same periods a year ago, revenues derived from sales of enhanced features, including caller identification, call waiting and voice mail, decreased $5.4 million and $11.9 million in the three and six month periods ended June 30, 2006, respectively. The decrease in airtime, retail roaming and feature revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes that, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include at no extra charge unlimited weekend, nighttime and mobile-to-mobile minutes and certain enhanced features.

Primarily due to Alltel’s continued focus on quality customer growth and improvements in data revenues, retail revenue per customer per month and average revenue per customer per month both increased in the three and six month periods of 2006 compared to the same periods a year ago. Retail revenue per customer per month increased 2 percent in the three and six month periods of 2006, to $47.57 and $46.91, respectively. Average revenue per customer per month increased 4 percent in both 2006 periods, to $52.54 and $51.74, respectively. Growth in both retail and average revenue per customer per month in the first six months of 2006 was affected by increased sales of family and prepay rate plans combined with limited ETC revenue growth, trends which Alltel expects to continue throughout the remainder of 2006. Accordingly, growth in service revenues and average revenue per customer per month for the remainder of 2006 will depend upon Alltel’s ability to effectively integrate acquired operations and maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Product sales increased $48.6 million, or 58 percent, and $89.6 million, or 55 percent, in the three and six month periods ended June 30, 2006, respectively, as compared to the same period a year ago. The increase in product sales was primarily driven by higher retail prices for wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading music, games, entertainment content, weather and office applications. The acquisitions of wireless properties previously discussed accounted for $18.4 million and $32.9 million of the overall increases in product sales in the three and six month periods ended June 30, 2006, respectively. The increases in product sales in both 2006 periods also reflected the continued retention efforts by the Company focused on migrating existing wireless customers to new wireless technologies.

Cost of services increased $119.9 million, or 26 percent, and $252.1 million, or 29 percent, in the three and six month periods ended June 30, 2006, respectively, as compared to the same periods of 2005. The wireless property acquisitions accounted for approximately $61.9 million and $133.5 million of the overall increases in cost of services in the three and six month periods of 2006, respectively. In addition to the effects of the acquisitions, cost of services also reflected higher network-related costs, which increased $31.6 million and $64.4 million in the three and six month periods of 2006, respectively, primarily due to increased network traffic reflecting non-acquisition related customer growth, increased minutes of use and expansion of network facilities. When compared to the same periods of 2005, cost of services also included increased regulatory fees of $0.4 million and $3.3 million for the three and six month periods ended June 30, 2006, respectively, reflecting the effects of various regulatory mandates, including USF, consistent with the growth in revenues derived from regulatory fees discussed above. In addition, cost of services reflected increased wireless customer service expenses of $7.8 million and $16.0 million for the three and six month periods of 2006, respectively, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Compared to the same periods in 2005, payments to data content providers increased $7.7 million and $15.7 million in the three and six month periods of 2006, respectively, consistent with the growth in revenues derived from data services discussed above. When compared to the same periods in 2005, cost of services also included additional bad debt expense of $11.8 million and $19.5 million for the three and six month periods ended June 30, 2006, respectively, primarily due to non-acquisition growth in customers and increased write-offs associated with early disconnect penalties.

Cost of products sold increased $63.5 million, or 42 percent, and $119.1 million, or 40 percent, for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The wireless acquisitions discussed above accounted for $29.5 million and $57.3 million of the overall increases in cost of products sold for the three and six month periods of 2006, respectively. In addition to the effects of the acquisitions, cost of products sold also increased primarily due to increased sales of higher-priced wireless handsets and the Company’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration of their service contracts.

Selling, general, administrative and other expenses increased $92.4 million, or 28 percent, and $183.1 million, or 28 percent, for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods of 2005. The wireless property acquisitions accounted for $61.3 million and $125.7 million of the overall increases in these expenses for the three and six month periods of 2006, respectively. In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses also reflected increased commission costs of $8.4 million and $24.1 million in the three and six month periods of 2006, respectively, consistent with the growth in gross customer additions that occurred during those same periods. Selling, general, administrative and other expenses also included increased advertising costs of $10.0 million and $19.6 million in the three and six month periods ended June 30, 2006, respectively, attributable to the launch of the “My Circle” service offering and the Company’s continued efforts to promote the Alltel brand. Selling, general, administrative and other expenses also reflected incremental stock-based compensation expense of $6.1 million and $12.6 million in the three and six month periods of 2006, respectively, primarily related to the Company’s adoption of SFAS No. 123(R).

Depreciation expense increased 29 percent, or $57.4 million and $114.1 million, in the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. The increases in depreciation expense in both 2006 periods were primarily due to the wireless property acquisitions, which accounted for $36.6 million and $78.1 million of the overall increases in depreciation expense for the three and six month periods ended June 30, 2006, respectively. Additionally, growth in wireless plant in service consistent with Alltel’s plans to expand and upgrade its network facilities, also contributed to the overall increases in depreciation expense in both 2006 periods.

Primarily as a result of growth in revenues and sales discussed above, wireless segment income increased $70.6 million, or 22 percent, and $140.8 million, or 23 percent, for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The wireless property acquisitions accounted for $79.7 million and $159.2 million of the overall increases in wireless segment income for the three and six month periods of 2006, respectively. The growth in segment income in both 2006 periods attributable to the acquisitions were partially offset by increased network costs attributable to the significant growth in customer usage, higher customer acquisition costs consistent with the growth in gross postpay customer additions and additional costs associated with the Company’s retention efforts and initiatives designed to improve customer satisfaction and reduce churn.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increases in cost to acquire a new customer in both 2006 periods primarily reflected the additional advertising and commissions costs previously discussed. In addition, net equipment cost also increased $12.8 million and $22.9 million in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005, consistent with selling higher-cost, wireless handsets that offer advanced features and capabilities. For the six months ended June 30, 2006, approximately 59 percent of the gross customer additions came from Alltel’s internal distribution channels, compared to approximately 62 percent in the same period of 2005. Alltel’s internal distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although Alltel intends to manage the costs of acquiring new customers during 2006 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

As more fully discussed in Note 2 to the interim unaudited consolidated financial statements, wireless segment income does not include the effects of amortization expense related to intangible assets recorded in connection with the acquisition of wireless properties. Amortization expense related to the wireless operations amounted to $47.0 million and $92.5 million for the three and six months ended June 30, 2006, respectively, and totaled $14.7 million and $28.5 million for the three and six months ended June 30, 2005, respectively. For business segment reporting purposes, this amortization expense has been included in corporate expenses.

Set forth below is a summary of the integration expenses and other charges related to the wireless operations that were not included in the determination of segment income for the six months ended June 30, 2006:

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

Telecommunications Law Modernization
In 1996, Congress passed the Telecommunications Act of 1996 (“the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry, such as establishing requirements for the interconnection of carriers’ networks and creating a competitive universal service system. The 96 Act, however, failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services, the Internet and voice-over-Internet-protocol (“VoIP”). Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. In an effort to reform the manner in which telecommunications service providers are regulated, bills have been introduced in Congress that would change applicable laws governing, among other things, interconnection with other carriers, network neutrality, state regulation, and universal service. At this time, the legislative proposals are very fluid and in the early stages of development, and therefore Alltel cannot predict the outcome of these efforts to reform regulation of the telecommunications industry.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. In the meantime, the FCC has increased the percentage of a wireless carrier’s revenue subject to a federal universal service assessment from 28.5 percent to 37.1 percent. CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an ETC. The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and a migration of customers from wireline service providers to providers using alternative technologies, like VoIP. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. In particular, the FCC, in conjunction with the Federal/State Joint Board on Universal Service, along with Congress, is considering changes to the USF program, including a carrier’s eligibility for USF support in a specific geographic area. Currently, CMRS carriers receive the per-line equivalent of the support received by the underlying local exchange carrier.

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

The Company is designated as an ETC and receiving USF support in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications. The Company is compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to the ETC certifications. Currently, Alltel receives approximately $63.0 million of USF subsidies each quarter.

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

Wireless Spectrum
The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services. Additional spectrum is generally made available to carriers through auctions conducted by the FCC. In October 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others. The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in September 2004. The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies. The FCC also deleted the rule prohibiting ownership of both A and B block cellular systems in the same rural service area. The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions. On August 15, 2005, the FCC issued an order on reconsideration modifying the spectrum plan for Advanced Wireless Services (“AWS”). The spectrum plan, as revised, generally divided certain bands of spectrum into smaller blocks that are to be licensed over smaller geographic areas. The FCC has indicated that it will hold the auction of the AWS spectrum in August of 2006. Alltel will not participate in the AWS spectrum auction.

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

Communications-Wireline Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, access lines in thousands)	2006	2005	2006	2005
Revenues and sales:
Local service	$258.7	$272.8	$520.6	$ 545.5
Network access and long-distance	253.7	257.1	505.9	518.0
Miscellaneous	68.6	65.2	129.9	125.2
Total revenues and sales	581.0	595.1	1,156.4	1,188.7
Costs and expenses:
Cost of services	173.4	182.7	349.3	363.7
Cost of products sold	8.4	9.0	15.7	16.0
Selling, general, administrative and other	63.2	62.7	125.2	126.5
Depreciation and amortization	100.6	125.4	204.2	252.7
Total costs and expenses	345.6	379.8	694.4	758.9
Segment income	$235.4	$215.3	$462.0	$ 429.8
Access lines in service (excludes broadband lines)	2,831.7	2,953.0	-	-
Average access lines in service	2,847.7	2,968.0	2,859.9	2,981.1
Average revenue per customer per month (a)	$68.00	$66.83	$67.39	$66.46

Notes:
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of Alltel’s ILEC, Competitive Local Exchange Carrier and Internet operations. Wireline revenues and sales decreased $14.1 million, or 2 percent, and $32.3 million, or 3 percent, in the three and six month periods ended June 30, 2006, respectively, as compared to the same prior year periods. Customer access lines decreased 4 percent during the twelve months ended June 30, 2006, reflecting declines in both primary and secondary access lines. The Company lost approximately 31,000 and 54,000 access lines during the three and six month periods ended June 30, 2006, respectively, compared to 30,000 and 56,000 access lines lost during the same periods a year ago. The declines in access lines primarily resulted from the effects of wireless and broadband substitution for the Company’s wireline services.

To slow the decline of revenue during 2006, Alltel emphasized sales of enhanced services and bundling of its various product offerings including Internet, long-distance and broadband data transport services. Deployment of broadband service remained an important strategic initiative for Alltel during the first half of 2006. During the three and six month periods ended June 30, 2006, Alltel added 40,000 and 84,000 broadband customers, respectively, increasing its broadband customer base to more than 481,000 customers. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above. In addition, during the fourth quarter of 2005, Alltel began offering DISH Network satellite television service to its residential customers as part of a bundled product offering. As further discussed below, revenues generated from the sales of data services increased in the first half of 2006, which helped to offset the adverse effects on wireline revenues resulting from the loss of access lines.

Local service revenues decreased 5 percent in both the three and six months ended June 30, 2006, or $14.1 million and $24.9 million, respectively, compared to the same periods of 2005. The declines in local service revenues in both 2006 periods primarily reflected reductions in basic service access line revenues consistent with the overall decline in access lines discussed above.

Network access and long-distance revenues decreased $3.4 million, or 1 percent, and $12.1 million, or 2 percent, in the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased $3.6 million and $15.6 million in the three and six month periods of 2006, respectively, compared to the same periods of 2005. In addition, federal and state USF funding decreased $5.1 million and $7.3 million in the three and six month periods of 2006, respectively, compared to the same periods of 2005, primarily due to decreases in the high-cost loop support (“HCLS”) funding received by Alltel’s ILEC subsidiaries. The decreases in HCLS funding primarily resulted from increases in the national average cost per loop combined with the effects of the Company’s cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop.

The declines in network access and long-distance revenues attributable to access line loss and the decrease in federal and state USF funding were partially offset by growth in revenues from data services, which increased $5.4 million and $10.9 million in the three and six month periods of 2006, respectively, reflecting increased demand for high-speed data transport services.

Miscellaneous revenues primarily consist of charges for Internet services, directory advertising, customer premise equipment sales and rentals, and billing and collection services provided to long-distance companies. Miscellaneous revenues increased $3.4 million, or 5 percent, and $4.7 million, or 4 percent, in the three and six months ended June 30, 2006, compared to the same periods of 2005. Primarily driven by growth in broadband customers, revenues from the Company’s Internet operations increased $3.2 million and $5.3 million in the three and six month periods of 2006, respectively. In addition, Alltel earned commissions revenue of $1.9 million and $3.4 million in the three and six month periods of 2006, respectively, as a result of offering DISH Network satellite television service to its residential customers, as previously discussed. Offsetting the increases in miscellaneous revenues due to growth in the Company’s Internet operations and commissions revenues were decreases in directory advertising revenues of $1.1 million and $2.0 million in the three and six month periods of 2006, respectively, primarily resulting from a change in the number and mix of directories published.

Primarily due to the broadband customer growth, average revenue per customer per month increased 2 percent and 1 percent in the three and six month periods of 2006, respectively, compared to the same periods in 2005.

Cost of services decreased 5 percent, or $9.3 million, and 4 percent, or $14.4 million, in the three and six months ended June 30, 2006, respectively, compared to the prior year periods. Compared to the same periods of 2005, customer service expense decreased $1.6 million and $4.0 million in the three and six month periods of 2006, respectively, primarily due to cost savings from the Company’s continued efforts to control operating expenses in its wireline business. In addition, cost of services in the three and six month period ended June 30, 2006 included reductions in bad debt expense of $1.2 million and $3.0 million, respectively, consistent with the overall decline in revenues discussed above. Cost of services in both 2005 periods were adversely affected by increased overtime and higher maintenance costs due to inclement weather. Primarily due to the absence of these incremental costs, system maintenance and repair expenses decreased $5.2 million and $8.0 million in the three and six month periods of 2006, respectively, from the same periods a year ago. Cost of services for the six month period in 2005 also included approximately $3.2 million of incremental costs related to work force reductions in the Company’s wireline business. Conversely, interconnection expenses increased $4.1 million in the six month period of 2006 as compared to 2005, primarily due to additional costs charged by other carriers for transport and termination of intrastate traffic in accordance with the terms of new reciprocal compensation agreements negotiated with these carriers that took effect subsequent to March of 2005.

Cost of products sold and selling, general, administrative and other expenses for the three and six month periods of 2006 were relatively unchanged from the same periods in 2005. Depreciation and amortization expense decreased $24.8 million, or 20 percent, and $48.5 million, or 19 percent, in the three and six months ended June 30, 2006, respectively, compared to the same prior year periods. The decreases in depreciation and amortization expense in both 2006 periods primarily resulted from a reduction in depreciation rates for the Company’s Florida, Georgia and South Carolina operations, reflecting the results of studies of depreciable lives completed by Alltel during 2005, and for the Company’s Alabama, North Carolina and Pennsylvania operations, reflecting the results of depreciation studies completed during the first half of 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers.

Wireline segment income increased $20.1 million, or 9 percent, and $32.2 million, or 7 percent, in the three and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The increases in segment income in both 2006 periods primarily reflected the favorable effects of reduced depreciation rates and the absence of the incremental expenses associated with work force reductions and higher maintenance costs incurred in 2005 discussed above, which were partially offset by the overall declines in wireline revenues and sales attributable to the loss of access lines, as previously discussed.

For the three and six months ended June 30, 2006, integration expenses and other charges related to the spin off of the wireline operations totaling $12.0 million and $20.7 million, respectively, were not included in the determination of wireline segment income.

Accounting for Regulated Entities
Except for the acquired Kentucky and Nebraska operations, Alltel’s ILEC operations followed the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Criteria that would give rise to the discontinuance of SFAS No. 71 included (1) increasing competition restricting the regulated ILEC subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates were set by regulators from cost-based regulation to another form of regulation. Alltel reviewed these criteria on a quarterly basis to determine whether the continuing application of SFAS No. 71 was appropriate. In assessing the continued applicability of SFAS No. 71, the Company monitored the following:

❑
Level of competition in its markets. Sources of competition to Alltel’s local exchange business included, but were not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), VoIP providers and providers using other emerging technologies. Alltel’s ILEC operations began to experience competition in their local service areas. Through June 30, 2006, this competition did not have a material adverse effect on the results of operations of Alltel’s ILEC operations, primarily because these subsidiaries provided wireline telecommunications services in mostly rural areas. Through the date of the spin off, Alltel’s ILEC subsidiaries had not been required to discount intrastate service rates in response to competitive pressures.

❑
Level of revenues and access lines currently subject to rate-of-return regulation or which could revert back to rate-of-return regulation in the future. For the ILEC subsidiaries that followed SFAS No. 71, all interstate revenues were subject to rate-of-return regulation. The majority of the ILEC subsidiaries’ remaining intrastate revenues were either subject to rate-of-return regulation or could become subject to rate-of-return regulation upon election by the Company, subject in certain cases to approval by the state public service commissions.

❑
Level of profitability of the ILEC subsidiaries. Through the date of the spin off, the prices charged to customers for interstate and intrastate services continued to be sufficient to recover the specific costs of the ILEC subsidiaries in providing these services to customers.

Through the date of the spin off of its wireline telecommunications business, the Company continued to believe that the application of SFAS No. 71 was appropriate for its ILEC operations.

Regulatory Matters-Wireline Operations
Alltel’s ILECs were regulated by both federal and state agencies. Certain of Alltel’s products and services (interstate) and the related earnings were subject to federal regulation and others (local and intrastate) were subject to state regulation. With the exception of the Nebraska and a portion of the Kentucky operations, Alltel’s ILEC operations were subject to rate-of-return regulation federally by the FCC. The Nebraska and a portion of the Kentucky operations were subject to price-cap regulation by the FCC that allowed a greater degree of retail pricing flexibility than was afforded to Alltel’s rate-of-return operations. Most states in which Alltel’s ILEC subsidiaries operated provided alternatives to rate-of-return regulation for local and intrastate services, either through legislative or public service commission (“PSC”) rules. The Company had elected alternative regulation for certain of its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, and Texas. On July 12, 2006, the Company elected to have its existing Kentucky operations, currently subject to rate-of-return regulation, regulated under a newly established statutory alternative form of regulation.

During the second quarter of 2006 and through the date of the spin off, other than the election of alternative regulation for its Kentucky operations discussed above, there were no other significant changes to the regulatory matters affecting Alltel’s wireline telecommunications business from those matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and updated in Alltel’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Communications Support Services
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except customers in thousands)	2006	2005	2006	2005
Revenues and sales:
Product distribution	$150.4	$136.1	$289.9	$256.7
Long-distance and network management services	83.5	74.3	164.5	146.9
Directory publishing	48.7	47.3	75.1	73.6
Telecommunications information services	4.1	3.5	8.1	8.7
Total revenues and sales	286.7	261.2	537.6	485.9
Costs and expenses:
Cost of services	60.9	62.8	118.8	119.1
Cost of products sold	171.7	161.3	319.3	294.4
Selling, general, administrative and other	15.8	17.0	32.3	31.9
Depreciation and amortization	7.3	8.5	14.7	17.0
Total costs and expenses	255.7	249.6	485.1	462.4
Segment income	$31.0	$11.6	$52.5	$23.5
Long-distance customers	1,761.7	1,779.8	-	-

Communications support services revenues and sales increased $25.5 million, or 10 percent, and $51.7 million, or 11 percent, for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. As noted in the table above, the increases in revenues and sales in both 2006 periods primarily reflected growth in sales of telecommunications equipment and data products and revenues attributable to long-distance and network management services. Sales of telecommunications and data products increased $14.3 million and $33.2 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005. Sales to non-affiliates increased $18.8 million and $40.1 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005, primarily reflecting increased sales to retailers and other distributors of higher priced wireless handsets that include advanced features and that are capable of various data applications. Conversely, compared to the same periods of 2005, sales to affiliates decreased $4.5 million and $6.9 million in the three and six months ended June 30, 2006, respectively, primarily due to a reduction in capital expenditures by the Company’s wireline operations in the first six months of 2006.

Revenues attributable to long-distance and network management services increased $9.2 million and $17.6 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005, primarily driven by an increase in revenues derived from external customers. Revenues derived from external customers increased $4.2 million and $10.8 million in the three and six month periods of 2006, respectively, primarily due to an increase in customer billing rates initiated during the second quarter of 2005 on one of Alltel’s most popular billing plans. This increases in revenues attributable to the change in billing rates were partially offset by the effects of customers migrating to packaged rate plans. In response to competitive pressures, Alltel has introduced in its long-distance markets packaged rate plans that provide customers with unlimited calling for one flat monthly rate.

Revenues derived from directory publishing and telecommunications information services revenues were relatively unchanged for the three and six month periods ended June 30, 2006, when compared to the same periods of 2005.

Communications support services segment income increased $19.4 million and $29.0 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005, primarily due to growth in the sales of telecommunications equipment and data products and increased revenues derived from the long-distance and network management operations, as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Six Months Ended
	June 30,
(Millions, except per share amounts)	2006	2005
Cash flows from (used in):
Operating activities	$1,163.7	$1,243.6
Investing activities	(1,046.6)	(449.5)
Financing activities	(286.3)	748.7
Discontinued operations	1,717.3	-
Effect of exchange rate changes	(5.9)	-
Increase in cash and short-term investments	$1,542.2	$1,542.8
Total capital structure (a)	$19,469.2	$14,032.6
Percent of equity to total capital (b)	70.0%	63.1%
Book value per share (c)	$34.94	$27.05

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows-Operating Activities
Cash provided from operations continued to be Alltel’s primary source of liquidity. Cash provided from operations for the six months ended June 30, 2006 reflected growth in earnings from Alltel’s wireless and wireline operations. Cash flows from operations in 2006 also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes. During the first six months of 2006, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2006.

Cash Flows-Investing Activities
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures for the six months ended June 30, 2006 were $598.2 million compared to $611.1 million for the same period in 2005. Capital expenditures in both years were incurred to construct additional network facilities, to deploy 1XRTT data and 1x-EVDO technology in the Company’s wireless markets and to expand Alltel’s network coverage of its Internet and broadband communications service offerings. The Company plans to continue expanding 1XRTT data deployments in its markets with an expected total coverage of approximately 95 percent of Alltel’s POPs by the end of 2006. In addition, the Company plans to expand 1x-EVDO into approximately 60 percent of its markets by the end of 2006. The Company funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the six months ended June 30, 2006 were $16.5 million compared to $26.9 million for the same period in 2005. The Company expects capital expenditures, including capitalized software development costs, in its wireless business to be approximately $1.2 billion to $1.3 billion for 2006, which will be funded primarily from internally generated funds.

Cash outlays for the purchase of property, net of cash acquired in the six months ended June 30, 2006 were $645.8 million. As previously discussed, on March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships in North and South Carolina. During the first six months of 2006, Alltel also purchased wireless properties in Illinois and Virginia for $186.8 million in cash and acquired for $2.6 million in cash the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest. Cash outlays for the purchase of property in the six months ended June 30, 2005 were $223.7 million, of which $165.0 million related to the exchange of wireless properties with Cingular and $48.3 million related to the purchase of wireless properties in Alabama and Georgia from Public Service Cellular, Inc. During the first six months of 2005, Alltel also purchased for $10.4 million in cash additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest.

Investing activities for the six months ended June 30, 2006 included proceeds from the sale of investments of $199.9 million, principally consisting of the liquidating cash distributions of $198.7 million received by Alltel in exchange for its $22.1 million investment in RTB Class C stock, as previously discussed. Investing activities for the six months ended June 30, 2006 and 2005 included proceeds from the return of investments of $22.4 million and $20.4 million, respectively. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments. Investing activities for the six months ended June 30, 2005 included proceeds from the sale of investments of $353.4 million, principally consisting of $350.8 million received from the sale of Alltel’s investment in Fidelity National common stock previously discussed. Cash flows from investing activities for the six months ended June 30, 2005 also included proceeds of $36.2 million received in connection with the disposal of an office building, which had previously been written down to fair value during the first quarter of 2004.

Cash Flows-Financing Activities
Dividend payments remain a significant use of capital resources for Alltel. Common and preferred dividend payments were $297.1 million for the six months ended June 30, 2006 compared to $220.7 million for the same period in 2005. Dividend payments in 2006 reflected increased dividends due to the issuance of approximately 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 and the issuance of approximately 54.3 million Alltel common shares to effect the merger with Western Wireless completed on August 1, 2005, as previously discussed. Dividend payments in 2006 also reflected growth in the annual dividend rate on Alltel’s common stock. On October 20, 2005, the Company’s Board of Directors approved an increase in the quarterly common stock dividend rate from $.38 to $.385 per share, raising the annual dividend rate to $1.54 per share. Alltel expects to continue the payment of cash dividends during 2006. Following the completion of the spin off of the Company’s wireline operations to Alltel’s shareholders, Alltel lowered its annual dividend rate to $.50 per share. Sources of funding future dividend payments include available cash on hand and operating cash flows.

The Company has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. On August 1, 2005, Alltel entered into an additional $700.0 million, 364-day revolving credit agreement that expired on July 31, 2006. The Company incurred no borrowings under the revolving credit agreements during the first six months of 2006. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. During the first six months of 2006, Alltel did not incur any additional borrowings under the commercial paper program, and accordingly, the total borrowings outstanding remained unchanged from December 31, 2005 and were $1.0 billion. As previously discussed, on July 17, 2006, Alltel exchanged $988.5 million of its outstanding commercial paper borrowings for debt securities issued to the Company by Windstream in connection with the spin off of the wireline business. At June 30, 2005, Alltel had $50.0 million of commercial paper borrowings outstanding, and there were no commercial paper borrowings outstanding at December 31, 2004. The net increase in commercial paper borrowings from December 31, 2004 of $50.0 million represented all of the long-term debt issued during the first six months of 2005.

Retirements of long-term debt were $0.9 million and $452.9 million for the six months ended June 30, 2006 and 2005, respectively. Retirements of long-term debt in 2005 primarily consisted of the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006, as previously discussed. In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into 34.6144 shares of Alltel common stock and $598.47 in cash based on the mixed-election exchange ratio. During January and February 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 3.5 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes. Cash flows from financing activities also included distributions to minority investors, which amounted to $20.3 million and $27.0 million for the six months ended June 30, 2006 and 2005, respectively.

On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Under this authorization, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant. Sources of funding stock repurchases include available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program. Alltel did not repurchase any of its common shares during the first six months of 2006. For the period July 1, 2006 through August 7, 2006, Alltel repurchased 4.1 million of its common shares at a cost of $223.2 million.

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($2,531.4 million at June 30, 2006) and has adequate operating cash flows to finance its ongoing requirements, including capital expenditures, repayment of long-term debt, payment of dividends, funding stock repurchases, completing the debt tender offers, and financing the $1.075 billion cash payment required to complete the pending acquisition of wireless properties from Midwest Wireless, as previously discussed. Additional sources of funding available to Alltel include (1) additional borrowings of up to $1.5 billion available under Alltel’s commercial paper program and revolving credit agreement, (2) additional debt or equity securities under Alltel’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at June 30, 2006 and (3) additional debt securities issued in the private placement market. As further discussed in Note 16, on July 17 2006, Alltel received a special cash dividend of $2.3 billion in connection with the spin off of its wireline business which will be used to fund stock repurchases and a portion of the debt tender offers.

Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were as follows at June 30, 2006:

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

The revolving credit agreements contain various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of June 30, 2006, Alltel’s total debt to capitalization ratio was 30.3 percent. In addition, the indentures and borrowing agreements, amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $7,368.2 million at June 30, 2006. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2006, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

At June 30, 2006, current maturities of long-term debt were $1,594.1 million and included a $186.3 million, 9.0 percent senior unsecured note due November 1, 2006 and the $1,385.0 million, 4.656 percent equity unit notes due May 17, 2007. As previously discussed, on July 17, 2006, Alltel exchanged $685.1 million of the outstanding equity unit notes for debt securities issued to the Company by Windstream in connection with the spin off of the wireline business. On July 31, 2006, Alltel announced a tender offer to repurchase for cash the remaining $699.9 million of outstanding equity unit notes.  Alltel expects to fund the payments of the unsecured senior notes and the remaining portion of outstanding equity unit notes through either available cash on hand, the special cash dividend received in connection with the wireline spin off, operating cash flows or commercial paper borrowings.

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

There have been no material changes to Alltel’s critical accounting policies during the first six months of 2006, except for the Company’s adoption of SFAS No. 123(R), effective January 1, 2006, as more fully discussed in Note 2 to the unaudited interim consolidated financial statements. With the implementation of SFAS No. 123(R), Alltel is now required to estimate the fair value of stock options on the date of grant. The Company has chosen to use a Black-Scholes option pricing model to estimate the fair value, which requires the input of highly subjective assumptions, including expected volatility and expected life. In addition, Alltel is also required to estimate forfeitures for options granted that are not expected to vest. The Company’s basis for developing its assumptions of expected volatility, expected life and forfeiture rate are discussed in Note 6. Changes in these inputs and assumptions can materially affect the Company’s measurement of the estimated fair value of its stock option awards.

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

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects, if any, that this Interpretation may have on its consolidated financial statements.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at June 30, 2006 are similar to the market risks discussed in Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005. Following the sales of its operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia completed during the second quarter of 2006, Alltel does not hold any material interests in international operations. Accordingly, Alltel no longer has significant market risk exposure resulting from changes in foreign currency exchange rates. Alltel continues to be exposed to market risk from changes in marketable equity security prices and interest rates. Alltel has estimated its market risk using sensitivity analysis. For Alltel’s marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices. For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below. Actual results may differ from these estimates.

Equity Price Risk
Changes in equity prices primarily affect the fair value of Alltel’s investments in marketable equity securities. Through its merger with Western Wireless, Alltel acquired marketable equity securities. At June 30, 2006, the fair market value of the marketable equity securities held by Alltel amounted to $190.7 million and included unrealized holding gains of $38.0 million. Comparatively, at December 31, 2005, the fair market value of these same marketable equity securities held by Alltel amounted to $166.5 million and included unrealized holding gains of $22.3 million. A hypothetical 10 percent decrease in quoted market prices would result in a $19.7 million decrease in the fair value of the Company’s marketable equity securities at June 30, 2006.

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

As of June 30, 2006, the Company had $1.0 billion of commercial paper outstanding and had entered into five, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $925.0 million to convert fixed interest rate payments to variable. The maturities of the five interest rate swaps range from January 15, 2008 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by the Company was 5.1 percent at June 30, 2006. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $19.2 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $19.2 million.

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

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there were no changes to Alltel’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alltel’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the first six months of 2006, there have been no significant changes to the risk factors affecting Alltel’s businesses that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 19, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Alltel did not repurchase any of its common shares during the first six months of 2006. Accordingly, as of June 30, 2006, remaining amounts that may be purchased under the authorization were $3.0 billion. For the period July 1, 2006 through August 7, 2006, Alltel repurchased 4.1 million of its common shares at a cost of $223.2 million, leaving $2,776.8 million that may be repurchased under the authorization.

ALLTEL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2006 Annual Meeting of Stockholders was held on April 20, 2006. At the meeting, the following items were submitted to a vote of stockholders:

(1)	The election of three directors, constituting the class of the Board of Directors who will serve a three-year term expiring at the 2009 Annual Meeting of Stockholders.

	Nominee	Votes For	Votes Withheld
	William H. Crown	331,266,954	5,059,253
	Joe T. Ford	326,952,122	9,374,085
	John P. McConnell	328,834,413	7,491,794
	Josie C. Natori	328,776,450	7,549,757

(2)	The approval of the amended and restated Alltel Performance Incentive Compensation Plan was approved with 322,444,937 votes for, 10,730,075 votes against and 3,151,195 abstentions.

(3)	The approval of the amended and restated Alltel Long-Term Performance Incentive Compensation Plan was approved with 321,821,210 votes for, 11,323,414 votes against and 3,181,583 abstentions.

(4)
The appointment of PricewaterhouseCoopers LLP to audit Alltel’s consolidated financial statements for the year ending December 31, 2006 was ratified with 326,869,678 votes for, 6,944,015 votes against and 2,512,514 abstentions.

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
(Registrant)

/s/ Sharilyn S. Gasaway
Sharilyn S. Gasaway
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)
August 8, 2006

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits

10(j)(16)	Amendment No. 15 to Alltel Corporation Pension Plan (January 1, 2001 Restatement).	(a)

10(k)(9)	Amendment No. 8 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement).	(a)

10(k)(10)	Amendment No. 9 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement).	(a)

10(n)(11)	Amendment No. 10 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

10(n)(12)	Amendment No. 11 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

10(n)(13)	Amendment No. 12 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a)	Filed herewith.