Form 10-Q
period 2006-09-30
ALLTEL CORP
filed 2006-11-08
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

Number of common shares outstanding as of October 31, 2006: 373,632,068

The Exhibit Index is located on page 44.

ALLTEL CORPORATION
FORM 10-Q

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	42

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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	September 30,	December 31,
Assets	2006	2005
Current Assets:
Cash and short-term investments	$3,086.0	$982.4
Accounts receivable (less allowance for doubtful accounts of $64.0 and $70.6, respectively)	835.1	761.8
Inventories	156.2	195.2
Prepaid expenses and other	86.1	92.1
Assets related to discontinued operations	3.6	565.4
Total current assets	4,167.0	2,596.9
Investments	367.4	356.4
Goodwill	7,805.6	7,429.3
Other intangibles	1,858.8	1,861.4
Property, Plant and Equipment:
Land	294.4	280.3
Building and improvements	906.1	901.1
Operating plant and equipment	7,577.0	7,362.9
Information processing	1,025.2	1,126.5
Furniture and fixtures	165.6	143.6
Under construction	417.7	344.3
Total property, plant and equipment	10,386.0	10,158.7
Less accumulated depreciation	5,436.0	5,056.0
Net property, plant and equipment	4,950.0	5,102.7
Other assets	113.5	248.2
Assets related to discontinued operations	67.9	6,418.2
Total Assets	$19,330.2	$24,013.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$222.6	$183.0
Accounts payable	464.5	500.0
Advance payments and customer deposits	186.8	170.8
Accrued taxes	276.3	141.3
Accrued dividends	66.1	147.8
Accrued interest	56.1	98.3
Current deferred income taxes	-	349.6
Other current liabilities	165.3	206.7
Liabilities related to discontinued operations	2.5	492.5
Total current liabilities	1,440.2	2,290.0
Long-term debt	2,711.6	5,544.1
Deferred income taxes	1,114.5	1,142.3
Other liabilities	706.3	796.9
Liabilities related to discontinued operations	-	1,224.3
Total liabilities	5,972.6	10,997.6
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 10,307 and 11,122 shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized, 378,879,586 and 383,605,936 shares issued and outstanding, respectively	378.9	383.6
Additional paid-in capital	5,119.5	5,339.3
Unrealized holding gain on investments	38.0	22.3
Foreign currency translation adjustment	-	(2.8)
Retained earnings	7,820.9	7,272.8
Total shareholders’ equity	13,357.6	13,015.5
Total Liabilities and Shareholders’ Equity	$19,330.2	$24,013.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2006	2005	2006	2005
Revenues and sales:
Service revenues	$1,795.4	$1,614.1	$5,178.7	$4,274.0
Product sales	211.9	178.9	617.1	461.3
Total revenues and sales	2,007.3	1,793.0	5,795.8	4,735.3
Costs and expenses:
Cost of services (excluding depreciation of $168.6, $151.3, $501.3, and $417.5, respectively, included below)	610.1	524.4	1,726.9	1,405.4
Cost of products sold	293.8	250.3	849.8	660.2
Selling, general, administrative and other	438.3	399.1	1,298.5	1,088.9
Depreciation and amortization	307.1	266.2	916.0	699.3
Integration expenses and other charges	-	14.3	10.8	14.3
Total costs and expense	1,649.3	1,454.3	4,802.0	3,868.1
Operating income	358.0	338.7	993.8	867.2

Equity earnings in unconsolidated partnerships	17.3	10.4	45.6	36.4
Minority interest in consolidated partnerships	(11.7)	(20.6)	(37.1)	(57.8)
Other income, net	37.3	15.2	69.1	144.1
Interest expense	(63.8)	(78.9)	(234.9)	(232.9)
Gain (loss) on exchange or disposal of assets and other	(50.5)	30.5	126.1	218.8

Income from continuing operations before income taxes	286.6	295.3	962.6	975.8
Income taxes	121.3	111.1	374.7	358.1

Income from continuing operations	165.3	184.2	587.9	617.7
Income from discontinued operations (net of income taxes of $7.9, $128.2, $222.6 and $300.3, respectively)	21.9	176.9	325.6	458.5

Net income	187.2	361.1	913.5	1,076.2
Preferred dividends	0.1	-	0.1	0.1
Net income applicable to common shares	$187.1	$361.1	$913.4	$1,076.1
Earnings per share:
Basic:
Income from continuing operations	$.43	$.51	$1.52	$1.89
Income from discontinued operations	.06	.48	.84	1.40
Net income	$.49	$.99	$2.36	$3.29
Diluted:
Income from continuing operations	$.43	$.50	$1.51	$1.88
Income from discontinued operations	.05	.48	.84	1.39
Net income	$.48	$.98	$2.35	$3.27

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(Millions)	2006	2005
Cash Provided from Operations:
Net income	$913.5	$1,076.2
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(325.6)	(458.5)
Depreciation and amortization expense	916.0	699.3
Provision for doubtful accounts	179.9	131.1
Non-cash portion of (gain) loss on exchange or disposal of assets and other	(80.1)	(232.7)
Non-cash portion of integration expenses and other charges	-	10.0
Change in deferred income taxes	6.2	19.0
Other, net	(6.3)	9.5
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(245.9)	(217.6)
Inventories	39.6	10.0
Accounts payable	(35.3)	(6.3)
Other current liabilities	(320.4)	(44.7)
Other, net	(49.7)	7.3
Net cash provided from operations	991.9	1,002.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(718.6)	(681.3)
Additions to capitalized software development costs	(24.0)	(35.4)
Additions to investments	(0.7)	(0.9)
Purchases of property, net of cash acquired	(676.5)	(1,135.8)
Proceeds from the sale of assets	-	36.2
Proceeds from the sale of investments	200.5	353.9
Proceeds from the return on investments	36.7	30.9
Other, net	10.5	19.6
Net cash used in investing activities	(1,172.1)	(1,412.8)
Cash Flows from Financing Activities:
Dividends on common and preferred stock	(447.1)	(345.2)
Repayments of long-term debt	(1,012.2)	(2,655.6)
Repurchases of common stock	(709.0)	-
Conversion of convertible debt	(59.8)	-
Distributions to minority investors	(27.7)	(44.8)
Excess tax benefits from stock option exercises	5.4	-
Long-term debt issued	-	927.7
Common stock issued	191.5	1,442.8
Net cash used in financing activities	(2,058.9)	(675.1)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	604.2	974.9
Cash provided from (used in) investing activities	3,744.6	(227.5)
Cash used in financing activities	(0.2)	(71.5)
Net cash provided from discontinued operations	4,348.6	675.9

Effect of exchange rate changes on cash and short-term investments	(5.9)	(1.5)

Increase (decrease) in cash and short-term investments	2,103.6	(410.9)

Cash and Short-term Investments:
Beginning of the period	982.4	477.2
End of the period	$3,086.0	$66.3

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Unrealized Holding Gain On Investments	Foreign Currency Translation Adjustment	Retained Earnings	Total
Balance at December 31, 2005	$0.3	$383.6	$5,339.3	$22.3	$(2.8)	$7,272.8	$13,015.5
Net income	-	-	-	-	-	913.5	913.5
Other comprehensive income, net of tax: (See Note 13)
Unrealized holding gains on investments, net of reclassification adjustments	-	-	-	15.7	-	-	15.7
Foreign currency translation adjustment, net of reclassification adjustments	-	-	-	-	2.8	-	2.8
Comprehensive income	-	-	-	15.7	2.8	913.5	932.0
Employee plans, net	-	4.4	186.9	-	-	-	191.3
Issuance of restricted stock	-	0.3	-	-	-	-	0.3
Amortization of unearned compensation (See Note 2)	-	-	29.6	-	-	-	29.6
Tax benefit for non-qualified stock options	-	-	8.0	-	-	-	8.0
Repurchases of common stock	-	(12.8)	(696.2)	-	-	-	(709.0)
Conversion of convertible notes (See Note 3)	-	3.4	36.7	-	-	-	40.1
Spin-off of wireline telecommunications business	-	-	215.2	-	-	-	215.2
Dividends:
Common - $.895 per share	-	-	-	-	-	(365.3)	(365.3)
Preferred	-	-	-	-	-	(0.1)	(0.1)
Balance at September 30, 2006	$0.3	$378.9	$5,119.5	$38.0	$-	$7,820.9	$13,357.6

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1.	General:
Basis of Presentation - The consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Classification of Operations Following the Spin-off of the Wireline Telecommunications Business - On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products. The new wireline company formed in the merger of Alltel’s wireline operations and Valor is named Windstream Corporation (“Windstream”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented. See Note 12 for a further discussion of the spin-off of the wireline telecommunications business.

Following the spin-off, Alltel provides wireless voice and data communications services to more than 11 million customers in 35 states. Through roaming arrangements with other carriers, Alltel is able to offer its customers wireless services covering more than 95 percent of the U.S. population. Alltel manages its wireless business and retained portion of communications support services as a single operating segment, and accordingly, Alltel’s continuing operations consist of a single reportable business segment, wireless communications services. Unless otherwise noted, the footnote disclosures accompanying these unaudited interim consolidated financial statements exclude information related to the spun-off wireline telecommunications business.

2.	Accounting Changes:
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

Upon adoption of SFAS No. 123(R), Alltel elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.1 percent based on Alltel’s historical experience. In the Company’s pro forma information required under SFAS No. 123, Alltel accounted for forfeitures as they occurred. Compensation expense for stock option awards granted after January 1, 2006 will be expensed using a straight-line single option method, which is the same attribution method that was used by Alltel for purposes of its pro forma disclosures under SFAS No. 123.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.	Accounting Changes, Continued:
Stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was as follows:

(Millions, except per share amounts)	Three Months Ended	Nine Months Ended
Compensation expense related to stock options issued by Alltel	$4.5	$14.7
Compensation expense related to stock options converted to Alltel stock options in connection with the acquisition of Western Wireless Corporation	0.5	1.5
Compensation expense related to restricted stock awards	7.1	13.4
Compensation expense before income taxes	12.1	29.6
Income tax benefit	(4.2)	(9.6)
Compensation expense, net of tax	$7.9	$20.0
Earnings per share effects of compensation expense, net of tax
Basic earnings per share	$.02	$.05
Diluted earnings per share	$.02	$.05

Comparatively, stock-based compensation expense recognized for the three and nine months ended September 30, 2005 was $1.6 million and $4.8 million, consisting solely of expense related to restricted stock awards. Stock-based compensation expense is included in selling, general, administrative and other expenses within Alltel’s unaudited interim consolidated statements of income. Of the total pretax stock-based compensation expense presented in the table above, amounts allocated to discontinued operations totaled $1.6 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, compared to $0.5 million and $1.8 million, respectively, for the same periods of 2005. As presented in the table above, the effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in pretax charges of $5.0 million and $16.2 million, which decreased net income $3.2 million and $10.9 million or $.01 per share and $.03 per share for the three and nine months ended September 30, 2006, respectively.

Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation cost for employee stock options based upon the intrinsic value of the option on the date of grant consistent with the recognition and measurement principles of APB Opinion No. 25. Because Alltel had established the exercise price of its employee stock options based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and accordingly, Alltel did not record compensation expense for employee stock options prior to adopting SFAS No. 123(R). The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans for the three and nine months ended September 30, 2005:

(Millions, except per share amounts)		Three Months Ended	Nine Months Ended
Net income as reported		$361.1	$1,076.2
Add stock-based compensation expense included in net income, net of related tax effects		1.1	3.1
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(5.5)	(18.5)
Pro forma net income		$356.7	$1,060.8
Basic earnings per share:	As reported	$.99	$3.29
	Pro forma	$.98	$3.25
Diluted earnings per share:	As reported	$.98	$3.27
	Pro forma	$.97	$3.22

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
During the second quarter of 2006, Alltel purchased for $217.6 million in cash wireless properties covering approximately 727,000 potential customers (“POPs”) in Illinois, Texas and Virginia. During the third quarter of 2006, Alltel completed the purchase price allocations for these transactions based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $216.2 million to customer list ($33.6 million), cellular licenses ($43.0 million) and goodwill ($139.6 million). Of the total amount of goodwill and other identified intangible assets recorded in connection with these transactions, the Company expects approximately $75.5 million will be deductible for income tax purposes.

On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships. During the second quarter of 2006, Alltel completed the purchase price allocation for this transaction based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $409.1 million to customer list ($39.9 million), cellular licenses ($41.4 million) and goodwill ($327.8 million). During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest. In connection with this acquisition, the Company paid $2.6 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.0 million to goodwill. The Company expects the goodwill and other identified intangible assets recorded in connection with these first quarter 2006 acquisitions to be deductible for income tax purposes.

The customer lists recorded in connection with the transactions discussed above are being amortized over a five-year period using the sum-of-the-years digits method. The cellular licenses recorded in connection with these transactions are classified as indefinite-lived intangible assets and are not subject to amortization. For the acquisitions completed in the second quarter of 2006, Alltel paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because the acquisitions expanded the Company’s wireless operations into new markets in Illinois, Texas and Virginia and added a combined 128,000 new customers to Alltel’s wireless customer base. For the acquisitions completed in the first quarter of 2006, Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired in order to gain full control over the day-to-day operations of the wireless markets in North Carolina, South Carolina and Wisconsin. In addition, Alltel will no longer incur certain general and administrative expenses, such as audit and legal fees, attributable to managing its relationship with the other partners.

The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2006:

(Millions)
Fair value of assets acquired:
Current assets	$11.7
Property, plant and equipment	30.6
Goodwill	468.4
Cellular licenses	84.4
Customer lists	73.5
Total assets acquired	668.6
Liabilities assumed:
Current liabilities	(25.7)
Deferred income taxes established on acquired assets	(25.1)
Total liabilities assumed	(50.8)
Minority interest liability acquired	58.7
Net cash paid	$676.5

Unaudited pro forma financial information related to the Company’s 2006 acquisitions has not been presented because these acquisitions, individually or in the aggregate were not material to the Company’s consolidated results of operations for the interim periods ended September 30, 2006.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.	Acquisitions, Continued:
On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion.  On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility. During the third quarter of 2005, Alltel repurchased all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million.

As part of the acquisition, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into shares of Alltel common stock and cash based on the mixed-election exchange ratio. During January and February 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 3.4 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes.

During the first nine months of 2006, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to reflect the resolution of a pre-acquisition contingency concerning universal service fund support that Western Wireless had received as an Eligible Telecommunications Carrier (“ETC”) in the State of Kansas and to adjust certain income tax liabilities related to the international operations. The effects of these adjustments resulted in a reduction in goodwill of $77.5 million. During the first quarter of 2006, Alltel completed the integration of the domestic operations acquired from Western Wireless. In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions. (See Note 8 for a discussion of integration expenses recorded by Alltel during the first quarter of 2006). Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005. These employee benefit costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, as liabilities assumed in the business combination. As of September 30, 2006, Alltel had paid $28.9 million in employee termination and retention benefits, and 325 of the scheduled employee terminations had been completed.

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and Federal Communications Commission (“FCC”), Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the Company’s merger with Western Wireless. During December 2005, Alltel completed the sale of the Cellular One brand and in March 2006, Alltel completed the sale of the remaining market in Arkansas. During 2005, Alltel completed the sales of Western Wireless’ international operations in Georgia, Ghana and Ireland. During the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia. Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as discontinued operations in the accompanying unaudited interim consolidated financial statements. (See Note 12).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.	Acquisitions, Continued:
Under terms of the agreement with U.S. Cellular, Alltel acquired two rural markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless. During the second quarter of 2006, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the wireless property interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $100.1 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized over a five-year period using the sum-of-the-years digits method. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. The finalization of the purchase price allocation resulted in a reduction to the preliminary values assigned to cellular licenses ($1.5 million), customer list ($0.5 million), and acquired net tangible assets ($2.2 million) with an increase to goodwill ($4.2 million) compared to the corresponding values that had been previously recorded in the Company’s consolidated balance sheet as of December 31, 2005.

The following unaudited pro forma consolidated results of operations of Alltel for the three and nine months ended September 30, 2005 assume that the Western Wireless acquisition occurred as of January 1, 2005:

(Millions, except per share amounts)	Three Months Ended	Nine Months Ended
Revenues and sales	$1,886.4	$5,331.3
Income from continuing operations	$ 189.2	$ 636.4
Combined earnings per share from continuing operations:
Basic earnings per share	$.50	$1.67
Diluted earnings per share	$.49	$1.64
Net income	$ 353.1	$1,055.0
Combined earnings per share:
Basic earnings per share	$.93	$2.77
Diluted earnings per share	$.91	$2.72

The pro forma amounts represent the historical operating results of the properties acquired from Western Wireless with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts give effect to spin-off of the wireline telecommunications business completed on July 17, 2006 (see Note 12) and also reflect the May 17, 2005 issuance of approximately 24.5 million shares of Alltel common stock to settle the purchase contract obligation related to the Company’s outstanding equity units (see Note 5). The pro forma amounts also include the effects of non-acquisition-related special charges and unusual items, as more fully discussed in Notes 9 and 10 below. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Western Wireless properties had been operated by Alltel during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses.

4.	Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. As of January 1, 2006, Alltel completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required. The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows:

(Millions)
Balance at December 31, 2005	$7,429.3
Acquired during the period	468.4
Allocated to assets held for sale during the period	(18.8)
Other adjustments	(73.3)
Balance at September 30, 2006	$7,805.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

4.	Goodwill and Other Intangible Assets, Continued:
The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	September 30, 2006	December 31, 2005
Cellular licenses	$1,453.7	$1,392.3
Personal Communications Services licenses	79.1	79.1
	$1,532.8	$1,471.4

Intangible assets subject to amortization were as follows:

	September 30, 2006
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$756.6	$(434.6)	$322.0
Roaming agreement	6.1	(2.1)	4.0
	$762.7	$(436.7)	$326.0

	December 31, 2005
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$691.6	$(307.0)	$384.6
Roaming agreement	6.1	(0.7)	5.4
	$697.7	$(307.7)	$390.0

Amortization expense for intangible assets subject to amortization was $39.2 million and $131.6 million for the three and nine month periods ended September 30, 2006, compared to $32.4 million and $60.8 million for the same periods of 2005. Amortization expense for intangible assets subject to amortization is estimated to be $167.1 million in 2006, $128.9 million in 2007, $92.2 million in 2008, $48.2 million in 2009 and $20.1 million in 2010. See Note 3 for a discussion of the acquisitions completed during the first nine months of 2006 that resulted in the recognition of goodwill and other intangible assets.

5.	Equity Units:
During 2002, the Company issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consisted of a corporate unit, with a $50 stated amount, comprised of a purchase contract and a $50 principal amount senior note. The purchase contract obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued common shares of Alltel common stock for $50. Upon settlement of the purchase contract obligation, Alltel received cash proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock in the aggregate to the holders of the equity units. The proceeds from the stock issuance were utilized to finance certain obligations associated with Alltel’s merger with Western Wireless, as further discussed in Note 3. The $50 principal amount senior notes are payable on May 17, 2007 and accrued interest through February 17, 2005 at an initial annual rate of 6.25 percent. On February 17, 2005, Alltel completed a remarketing of the senior notes that reset the annual interest rate on the notes to 4.656 percent for periods subsequent to February 17, 2005. As further discussed in Note 10 below, through the completion of a debt exchange and cash tender offer, Alltel retired $1,349.4 million of the outstanding equity unit notes during the third quarter of 2006.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.	Stock-Based Compensation:
Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock compensation plans in effect at September 30, 2006 was 30.0 million shares.

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

As a result of the spin-off, the number of shares underlying outstanding stock options and the related per share exercise price held by employees and directors remaining with Alltel and stock options held by employees of Windstream that were vested as of the spin-off date were adjusted pursuant to the terms of the applicable Alltel equity incentive plans in order to account for the change in the market value of Alltel’s common stock resulting from the distribution by multiplying the number of shares subject to such options by 1.221808 and dividing the exercise price by that same amount. Because the adjustment to the number of shares and exercise prices maintained both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value both before and after consummation of the spin-off, no additional compensation expense resulting from the modification of the stock option awards was recognized. Unvested stock options held by employees of Windstream were cancelled.

The weighted average fair value of stock options granted during the nine months ended September 30, 2006 adjusted to reflect the effects of the spin-off discussed above was $15.19 per share using the Black-Scholes option-pricing model and the following weighted average assumptions:

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

The expected dividend yield was based on the Company’s approved annual dividend rate in effect at the date of grant adjusted to reflect the expected reduction in Alltel’s dividend rate from $1.54 to $.50 per share following the completion of the spin-off of the Company’s wireline operations to Alltel’s shareholders (see Note 12). Future increases to the dividend rate were not included in the development of the dividend yield assumption because Alltel’s board of directors has not approved any increase to the dividend rate following completion of the spin-off.

The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.	Stock-Based Compensation, Continued:
Activity under all of the Company’s stock options plans for the nine months ended September 30, 2006 was as follows:

	(Thousands) Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	17,316.5	$53.94
Granted	1,357.1	63.25
Exercised	(2,207.8)	40.12
Forfeited	(96.0)	58.93
Expired	(13.8)	31.83
Outstanding immediately prior to the spin-off	16,356.0	56.57
Adjustment in shares resulting from spin-off	3,631.0	-
Granted	10.0	57.46
Exercised	(2,209.3)	46.20
Forfeited	(859.5)	42.40
Outstanding at September 30, 2006	16,928.2	$46.51
Exercisable at end of period	12,521.8	$46.76

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $74.6 million, and Alltel received $191.3 million in cash from the exercise of stock options. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2006 was $110.6 million. At September 30, 2006, the number of Alltel stock options outstanding and exercisable held by employees of the wireline business who transferred to Windstream was 145,942, and such options had a total intrinsic value of $1.3 million.

The following is a summary of stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	(Thousands) Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	(Thousands) Number of Shares	Weighted Average Exercise Price Per Share
$ 6.20 - $12.04	77.1	4.6 years	$ 7.69	44.0	$ 8.77
$21.78 - $26.49	453.6	1.6 years	26.10	403.2	26.05
$27.72 - $30.89	1,347.6	1.0 years	28.23	1,347.6	28.23
$35.29 - $41.15	2,304.5	6.4 years	39.85	1,260.5	39.69
$41.58 - $47.84	4,250.9	6.4 years	44.89	2,629.2	44.93
$50.79 - $55.85	8,311.6	4.7 years	53.34	6,664.4	53.74
$57.46 - $59.84	182.9	3.3 years	59.18	172.9	59.28
	16,928.2	5.0 years	$46.51	12,521.8	$46.76

Non-vested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 adjusted to reflect the effects of the spin-off discussed above were as follows:

	(Thousands) Number of Shares	Weighted Average Price Per Share
Non-vested at December 31, 2005	5,051.4	$51.94
Granted	1,357.1	63.25
Vested	(2,068.9)	52.40
Forfeited	(38.5)	52.80
Non-vested immediately prior to the spin-off	4,301.1	55.28
Adjustment in shares resulting from spin-off	954.9	-
Granted	10.0	57.46
Forfeited	(859.6)	42.40
Non-vested at September 30, 2006	4,406.4	$45.82

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.	Stock-Based Compensation, Continued:
At September 30, 2006, the total unamortized compensation cost for non-vested stock option awards amounted to $38.9 million and is expected to be recognized over a weighted average period of 3.4 years. Unrecognized compensation expense for stock options was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity.

Restricted Stock - During 2006, 2005 and 2004, Alltel granted to certain senior management employees and non-employee directors restricted stock awards which had an aggregate fair value on the date of grant of $18.6 million, $11.1 million and $8.5 million, respectively. The cost of the restricted stock awards is determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and is expensed ratably over the vesting period. The restricted shares granted to employees in 2006 will vest in equal increments over a three-year period following the date of grant, except for awards representing 96,000 shares, which will vest in increments of 40%, 30% and 30% over a five-year period beginning three years after the date of grant. The restricted shares granted to employees in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if Alltel achieves a certain targeted total stockholder return compared to its peer group during the three-year period preceding each of those two years. The restricted shares granted to employees in 2004 will vest in equal increments over a three-year period following the date of grant. Restricted shares granted to non-employee directors vest one year from the date of grant.

Alltel restricted stock awarded pursuant to Alltel’s equity incentive plans and held by employees and directors at the time of the spin-off of the wireline business continued to represent shares of Alltel common stock. In addition, the holders of these restricted shares received approximately 1.034 shares of Windstream restricted stock for each share of restricted Alltel common stock held. The Windstream restricted shares received by Alltel employees became fully vested on August 3, 2006. Compensation expense resulting from the accelerated vesting of the Windstream restricted stock totaled $3.6 million. As of the spin-off date, employees of the wireline business who transferred to Windstream held 58,884 shares of unvested Alltel restricted stock, which also became fully vested on August 3, 2006. The incremental expense resulting from the accelerated vesting of these restricted stock awards was not material and has been included in discontinued operations.

Non-vested restricted stock activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2005	302,530	$52.52
Granted	303,083	61.34
Vested	(111,811)	50.87
Forfeited	(6,250)	53.26
Non-vested at September 30, 2006	487,552	$58.37

At September 30, 2006, unrecognized compensation expense for the restricted shares amounted to $14.5 million and was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity. The unrecognized compensation expense for the non-vested restricted shares at September 30, 2006 is expected to be recognized over a weighted average period of 2.3 years.

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
The components of pension expense, including provision for executive retirement agreements, were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Benefits earned during the year	$2.3	$8.7	$14.1	$25.4
Interest cost on benefit obligation	3.0	14.7	32.3	43.9
Special termination benefits	-	-	9.0	-
Settlement and curtailment losses	0.3	-	3.8	-
Amortization of prior service cost	0.3	0.1	0.8	0.4
Recognized net actuarial loss	1.0	7.7	16.2	23.0
Expected return on plan assets	(3.4)	(20.8)	(45.3)	(62.2)
Net periodic benefit expense	$3.5	$10.4	$30.9	$30.5

Of the total pension expense presented in the table above, amounts allocated to discontinued operations totaled $20.0 million for the nine months ended September 30, 2006, compared to $3.4 million and $10.3 million, respectively, for the three and nine months ended September 30, 2005, respectively. As further discussed in Note 12, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor. Two former executive officers of Alltel, who were eligible to receive supplemental retirement benefits payable under the Company’s supplemental executive retirement plan, joined Windstream. As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off was consummated. The special termination benefits paid to the two executives and the corresponding settlement and curtailment losses have been included in the amount of pension expense allocated to discontinued operations for the nine months ended September 30, 2006.

In connection with the spin-off, Alltel transferred to Windstream the portion of the Alltel defined benefit pension plan which represented the accumulated benefit obligation and fair value of plan assets attributable to the active and retired employees of the wireline business who transferred to Windstream. The amount of plan assets and accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $850.4 million and $753.9 million, respectively. The assumptions used to estimate the accumulated benefit obligation were as follows: (1) discount rate of 6.3%, (2) long-term rate of return on plan assets of 8.5% and (3) rate of future compensation increases of 3.5%.

Alltel disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $20.5 million for retirement benefits in 2006 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans, a substantial portion of which were the payments to the two executives discussed above. Through September 30, 2006, Alltel had contributed $19.5 million to fund the supplemental retirement plans. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2006. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. The components of postretirement expense were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Benefits earned during the year	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.1	3.5	6.8	10.5
Amortization of transition obligation	-	0.2	0.4	0.6
Amortization of prior service cost	-	0.5	0.9	1.5
Recognized net actuarial loss	-	1.7	3.2	5.1
Expected return on plan assets	-	-	-	-
Net periodic benefit expense	$0.2	$6.0	$11.6	$18.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

7.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
Of the total postretirement expense presented in the table above, amounts allocated to discontinued operations totaled $10.3 million for the nine months ended September 30, 2006, compared to $4.8 million and $14.8 million, for the three and nine months ended September 30, 2005, respectively. In connection with the spin-off, Alltel transferred to Windstream the portion of the Alltel postretirement benefit plan which represented the accumulated benefit obligation attributable to the active and retired employees of the wireline business who transferred to Windstream. The amount of the accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $221.8 million. The assumed discount rate used to estimate the accumulated benefit obligation was 6.3%.

8.	Integration Expenses and Other Charges:
A summary of the integration expenses and other charges recorded during the nine months ended September 30, 2006 is as follows:

(Millions)
Rebranding and signage costs	$8.3
Computer system conversion and other integration expenses	2.5
Total integration expenses and other charges	$10.8

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006. The integration expenses and other charges decreased net income $6.6 million for the nine months ended September 30, 2006.

A summary of the integration and other charges recorded during the three and nine months ended September 30, 2005 was as follows:

(Millions)
Relocation costs	$0.3
Computer system conversion and other integration expenses	14.0
Total integration and other charges	$14.3

In connection with the exchange of wireless assets with Cingular, the Company incurred $11.9 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $2.4 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which as noted above was completed during the first quarter of 2006. The integration expenses and other charges decreased net income $8.8 million in both the three and nine months ended September 30, 2005.

The following is a summary of the activity related to the liabilities associated with the Company’s integration and other restructuring activities for the nine months ended September 30, 2006:

(Millions)
Balance, beginning of period	$0.1
Integration expenses and other charges recorded during the period	10.8
Cash outlays during the period	(10.8)
Balance, end of period	$0.1

At September 30, 2006, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of lease and contract termination costs and is included in other current liabilities in the accompanying consolidated balance sheet as of September 30, 2006.

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

10.	Gain (Loss) on Exchange or Disposal of Assets and Other:
On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by the Company on July 31, 2006. Concurrent with the debt repurchase, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the 6.65 percent unsecured notes due 2008. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million. As further discussed in Note 12, following the spin-off of the wireline business, Alltel completed a debt exchange with two investment banks. On July 17, 2006, Alltel transferred to the investment banks certain debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of outstanding commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007. In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million. These transactions decreased net income $38.8 million in both the three and nine month periods ended September 30, 2006.

On November 10, 2005, federal legislation was enacted that included provisions to dissolve and liquidate the assets of the Rural Telephone Bank (“RTB”). In connection with the dissolution and liquidation, during April 2006, the RTB redeemed all outstanding shares of its Class C stock. As a result, Alltel received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in RTB Class C stock and recognized a pretax gain of $176.6 million. This transaction increased net income $107.6 million in the nine month period ended September 30, 2006.

On April 15, 2005, Alltel and Cingular Wireless LLC (“Cingular”) exchanged certain wireless assets. Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed until July 29, 2005. In completing the exchange, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock for $350.8 million and recognized a pretax gain of $75.8 million. On April 8, 2005, Alltel redeemed all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $18.7 million and $136.7 million in the three and nine month periods ended September 30, 2005, respectively.

11.	Income Taxes:
In determining its quarterly provision for income taxes, Alltel uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and reflects Alltel’s best estimate of the ultimate outcome of tax examinations and assessments. Significant or unusual items, such as the taxes related to the sale of a business, are separately recognized in the quarter in which they occur. Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Statutory federal income tax rates	35.0%	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	4.7	2.8	3.9	2.1
Non-deductible loss on debt exchange	3.4	-	1.0	-
Effective tax rate adjustment	1.5	(0.5)	0.2	(0.4)
Tax-exempt interest income	(2.7)	(0.1)	(1.4)	(0.2)
Other items, net	0.4	0.4	0.2	0.2
Effective income tax rates	42.3%	37.6%	38.9%	36.7%

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

11.	Income Taxes, Continued:
The effective income tax rates in both 2006 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange (see Note 10) and an increase in Alltel’s estimated annual effective tax rate reflecting lower expected annual pretax income following the wireline spin-off.  These adverse effects were partially offset by increases in tax-exempt interest income. State income tax rates in both 2005 periods included the favorable effects on income tax expense resulting from the reversal of valuation allowances related to certain state net operating loss carryforwards. In addition, Alltel’s effective income tax rate in the nine month period of 2005 also included the favorable income tax treatment related to both the special cash dividend received from Fidelity National and the gain realized from the sale of the Fidelity National stock. (See Notes 9 and 10).

12.	Discontinued Operations:
As discussed in Note 1, on July 17, 2006, Alltel completed the spin-off of the Company’s wireline telecommunications business. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock that was distributed on a pro rata basis to Alltel’s stockholders as a tax-free stock dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”). The Spinco Securities were issued at a discount, and accordingly, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). In connection with the spin-off, Alltel also transferred to Spinco $260.8 million of long-term debt that had been issued by the Company’s wireline subsidiaries. As previously discussed in Note 10 above, on July 17, 2006, Alltel exchanged the Spinco Securities received in the spin-off transaction for certain of its outstanding debt securities.

Immediately after the consummation of the spin-off, Alltel Holding merged with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, which is named Windstream, and the stockholders of Valor owned the remaining 15 percent of such equity interests.

In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $25.7 million of incremental costs in 2006, primarily consisting of the $12.4 million of special termination benefits payable to the two executives and the corresponding settlement and curtailment losses previously discussed (see Note 7) and additional consulting and legal fees of $5.6 million. The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems. The expenses incurred related to the spin-off transaction have been classified as discontinued operations. During 2006 and prior to the spin-off, Alltel transferred to Spinco certain assets and liabilities related to the operations of Spinco’s business that were previously utilized or incurred on a shared basis with Alltel’s wireless business. As previously discussed in Note 7, Alltel also transferred the portion of the Alltel defined pension and postretirement benefit plans attributable to the active and retired employees of the wireline business who transferred to Windstream. As a result, Alltel transferred property, plant and equipment (net book value of $103.4 million), additional pension assets ($110.3 million) and other postretirement liabilities ($14.9 million), along with the associated deferred income taxes ($51.7 million). Conversely, prior to the spin-off, Spinco transferred to Alltel certain income tax liabilities retained by Alltel pursuant to the distribution agreement in the amount of $41.4 million.

The distribution and related agreements with Windstream provide that Alltel and Windstream will provide each other with certain transition services for specified periods at negotiated prices. In addition, Alltel will provide Windstream with interconnection, transport and other specified services at negotiated rates. The agreements also provide for a settlement process, which could result in adjustments in future periods.

As a condition of receiving approval from the DOJ and the FCC for its October 3, 2006 acquisition of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”), on September 7, 2006, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.	Discontinued Operations, Continued:
As discussed in Note 3, as a condition of receiving approval for the merger with Western Wireless from the DOJ and the FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. In December 2005, Alltel sold the Cellular One brand and during the first quarter of 2006, Alltel completed the sale of the remaining market in Arkansas to Cingular. During 2005, Alltel completed the sales of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash. During the second quarter of 2006, Alltel completed the sales of Western Wireless’ international operations in Austria, Bolivia, Côte d’Ivoire, Haiti, and Slovenia for approximately $1.7 billion in cash. In connection with the sales of the international operations completed in the second quarter of 2006, Alltel recorded an after tax loss of $9.3 million. There was no gain or loss realized upon the sales of the international operations in Georgia, Ghana and Ireland and the domestic markets in Arkansas, Kansas and Nebraska.

As a result of the above transactions, the wireline telecommunications business, the acquired international operations and interests of Western Wireless and the domestic markets to be divested by Alltel have been classified as discontinued operations in the Company’s interim consolidated financial statements for all periods presented. Depreciation of long-lived assets related to the international operations and the domestic markets to be divested in Arkansas, Kansas and Nebraska was not recorded subsequent to the completion of the merger on August 1, 2005. Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.

The following table includes certain summary income statement information related to the wireline telecommunications business, international operations and the domestic markets to be divested reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Revenues and sales	$127.3	$920.2	$1,830.8	$2,364.0
Operating expenses (a)	97.4	620.2	1,253.6	1,600.9
Operating income	29.9	300.0	577.2	763.1
Minority interest expense in unconsolidated entities	-	(3.1)	(6.0)	(3.1)
Loss on disposal of discontinued operations	-	-	(14.8)	-
Other income, net	0.6	13.3	0.9	13.1
Interest expense (b)	(0.7)	(5.1)	(9.1)	(14.3)
Pretax income from discontinued operations	29.8	305.1	548.2	758.8
Income tax expense	7.9	128.2	222.6	300.3
Income from discontinued operations	$21.9	$176.9	$325.6	$458.5

Notes:
(a)
Excludes general corporate overhead expenses previously allocated to the wireline business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations”. The amount of corporate overhead expenses added back to Alltel’s continuing operations totaled $10.3 million and $28.9 million for the three and nine months ended September 30, 2005, respectively, and totaled $7.0 million for the nine months ended September 30, 2006.

(b)
Except for $260.8 million of long-term debt directly related to the wireline business that was transferred to Windstream and a $50.0 million credit facility agreement with the Overseas Private Investment Corporation that was assumed by the buyer of the Bolivian operations, Alltel had no outstanding indebtedness directly related to the wireline business, the international operations or the domestic markets to be divested, and accordingly, no additional interest expense was allocated to discontinued operations for the periods presented.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.	Discontinued Operations, Continued:
The net assets of the discontinued operations as of September 30, 2006 and December 31, 2005 were as follows:

(Millions)	September 30, 2006	December 31, 2005
Current assets	$3.6	$565.4
Property, plant and equipment, net	22.3	3,276.2
Goodwill and other intangible assets (a) (b)	45.6	2,984.6
Other assets	-	157.4
Non-current assets	67.9	6,418.2
Total assets related to discontinued operations	$71.5	$6,983.6
Current liabilities	$2.5	$492.5
Long-term debt	-	287.1
Deferred income taxes	-	718.6
Other liabilities	-	218.6
Non-current liabilites	-	1,224.3
Total liabilities related to discontinued operations	$2.5	$1,716.8

Notes:
(a)
At September 30, 2006, this amount consisted of goodwill ($18.8 million), cellular licenses ($21.5 million) and customer list ($5.3 million) related to the four Minnesota markets required to be divested.

(b)
At December 31, 2005, this amount included the fair value of licenses and customer lists related to the international operations and domestic markets to be divested acquired from Western Wireless. Because all of the assets acquired from Western Wireless that were classified as held for sale were disposed of by June 30, 2006, Alltel did not complete third party valuations to assign specific fair values to the identifiable intangible assets of the international operations and domestic markets to be divested. This amount also included goodwill of $1,247.9 million and other intangible assets of $317.7 million related to the wireline business.

13.	Comprehensive Income:
Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Net income	$187.2	$361.1	$913.5	$1,076.2
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	-	36.2	24.2	(124.8)
Income tax expense (benefit)	-	12.7	8.5	(43.7)
	-	23.5	15.7	(81.1)
Reclassification adjustments for gains included in net income for the period	-	-	-	(75.8)
Income tax expense	-	-	-	26.5
	-	-	-	(49.3)

Net unrealized gains (losses) in the period	-	36.2	24.2	(200.6)
Income tax expense (benefit)	-	12.7	8.5	(70.2)
	-	23.5	15.7	(130.4)

Foreign currency translation adjustment:
Translation adjustments for the period	-	26.4	(2.1)	26.4
Reclassification adjustments for losses included in net income for the period	-	-	4.9	-
	-	26.4	2.8	26.4

Other comprehensive income (loss) before tax	-	62.6	27.0	(174.2)
Income tax expense (benefit)	-	12.7	8.5	(70.2)
Other comprehensive income (loss)	-	49.9	18.5	(104.0)
Comprehensive income	$187.2	$411.0	$932.0	$972.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

14.	Earnings per Share:
Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding convertible debt, restricted and preferred stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of the Company’s common stock. The number of stock options that were not included in the computation of diluted earnings per share was approximately 1.8 million shares of common stock for both the three and nine month periods ended September 30, 2006, respectively. Conversely, the number of stock options not included in the computation of diluted earnings per share was 4.3 million and 7.1 million shares for the three and nine month periods ended September 30, 2005, respectively. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2006	2005	2006	2005
Basic earnings per share:
Income from continuing operations	$165.3	$184.2	$587.9	$617.7
Income from discontinued operations	21.9	176.9	325.6	458.5
Less preferred dividends	(0.1)	-	(0.1)	(0.1)
Net income applicable to common shares	$187.1	$361.1	$913.4	$1,076.1
Weighted average common shares outstanding for the period	384.6	363.6	386.7	326.7
Basic earnings per share:
From continuing operations	$.43	$.51	$1.52	$1.89
From discontinued operations	.06	.48	.84	1.40
Net income	$.49	$.99	$2.36	$3.29
Diluted earnings per share:
Net income applicable to common shares	$187.1	$361.1	$913.4	$1,076.1
Adjustment for interest expense on convertible notes, net of tax	0.1	0.6	0.3	0.6
Adjustment for convertible preferred stock dividends	0.1	-	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock and convertible notes	$187.3	$361.7	$913.8	$1,076.8
Weighted average common shares outstanding for the period	384.6	363.6	386.7	326.7
Increase in shares resulting from:
Assumed exercise of stock options	1.2	1.8	1.2	1.3
Assumed conversion of convertible notes	0.6	2.0	0.7	0.8
Assumed conversion of preferred stock	0.2	0.3	0.2	0.3
Non-vested restricted stock awards	0.1	0.1	0.1	0.1
Weighted average common shares assuming conversion	386.7	367.8	388.9	329.2
Diluted earnings per share:
From continuing operations	$.43	$.50	$1.51	$1.88
From discontinued operations	.05	.48	.84	1.39
Net income	$.48	$.98	$2.35	$3.27

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

15.	Subsequent Events:
Acquisition of Wireless Properties - On October 3, 2006, Alltel completed the purchase of Midwest Wireless for $1.075 billion in cash. In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2 million potential customers, network assets and approximately 450,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin.

Reversal of Certain Income Tax Contingency Reserves - As previously disclosed in Notes 2 and 13 to the audited consolidated financial statements included in Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company had three issues pending at the Internal Revenue Service (“IRS”) Appeals Office related to its consolidated federal income tax returns for the fiscal years 1997 through 2001. On October 10, 2006, Alltel entered into a closing agreement with the IRS to settle all of its tax liabilities for the tax years 1997 through 2001. In conjunction with the settlement, Alltel will reassess its income tax contingency reserves during the fourth quarter of 2006. Alltel expects that as a result of its reassessment, the Company will record a reduction in its income tax contingency reserves of approximately $28.5 to $32.0 million during the fourth quarter of 2006. Of the total reduction, Alltel expects approximately $4.0 million will be included in income from discontinued operations with the balance reflected as a reduction in income tax expense from continuing operations.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2006 and 2005, and Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005.

EXECUTIVE SUMMARY
As further discussed below, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products. Following the spin-off, Alltel provides wireless communications services to more than 11 million customers in 35 states. Among the highlights in the third quarter of 2006:

•
Revenues and sales increased 12 percent over 2005 driven by Alltel’s continued focus on quality customer growth, improvements in data revenues and additional Eligible Telecommunications Carrier (“ETC”) support. Growth in revenues and sales in the quarter also reflected the effects of Alltel’s August 1, 2005 acquisition of Western Wireless Corporation (“Western Wireless”). Average revenue per customer and retail revenue per customer both decreased one percent year-over-year to $53.76 and $47.66, respectively, due to decreases in voice revenues per customer, which were partially offset by continued growth in data and ETC revenues.  Average revenue per customer for the third quarter of 2006 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream Corporation ("Windstream"), for use of Alltel’s fiber-optic network.

•
Excluding the effects of acquisitions and dispositions, gross customer additions were 829,000 in the quarter, a 14 percent increase from a year ago, while net customer additions were 101,000, a 384 percent increase from 2005. Alltel added 75,000 net postpay customers and added 26,000 net prepaid customers during the third quarter of 2006. Postpay churn decreased 25 basis points from the same period a year ago to 1.67 percent, while total churn declined 19 basis points year-over-year to 2.18 percent.

•
Operating income increased 6 percent from a year ago, primarily reflecting the growth in revenues and sales noted above. Growth in operating income was affected by additional customer acquisition costs due to the significant increase in gross customer additions noted above.

Alltel positioned its wireless business for future growth opportunities as a result of the Company’s acquisition of Midwest Wireless Holdings of Mankato, Minnesota completed on October 3, 2006. Through this acquisition, Alltel added approximately 450,000 wireless customers and expanded its wireless operations in Minnesota, Iowa and Wisconsin. As a condition of receiving approval for this acquisition from the Federal Communications Commission (“FCC”) and the U.S. Department of Justice (“DOJ”), Alltel agreed to divest four rural markets in Minnesota.

During 2006, Alltel signed a 10-year strategic roaming agreement with Sprint Nextel Corporation (“Sprint”) and extended its GSM roaming agreement with Cingular Wireless LLC (“Cingular”) until 2012. The Sprint roaming agreement provides for voice, 1xRTT and EV-DO roaming and expands on Alltel’s existing roaming relationship with Sprint, while the Cingular roaming agreement provides for expansion of GSM roaming services into areas outside of Alltel’s existing GSM footprint that had been acquired in the Western Wireless transaction. During 2006, Alltel also expanded its opportunities for selling additional wireless data service through the launch of an EV-DO blackberry device and several new data applications including Axcess Radio, which includes 40 channels of commercial-free streaming music. Alltel expects to continue to launch data applications and products throughout the balance of 2006 to take advantage of its expanded EV-DO coverage, resulting from the Company’s network build-out, as well as the extension of its EV-DO footprint with the Sprint roaming agreement discussed above. The Company also launched its “My Circle” offering, which enables Alltel customers, on select rate plans, to make and receive unlimited free calls to up to ten phone numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service.  During the remainder of 2006, Alltel will continue to face significant challenges resulting from competition in the wireless industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation.

In addressing these challenges, Alltel will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.

SPIN-OFF OF WIRELINE TELECOMMUNICATIONS BUSINESS
On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock that was distributed on a pro rata basis to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”). The Spinco Securities were issued at a discount, and, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). Alltel also transferred to Spinco $260.8 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Immediately after the consummation of the spin-off, Alltel Holding merged with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, which is named Windstream, and the stockholders of Valor owned the remaining 15 percent of such equity interests.

As further discussed below, following the spin-off of the wireline business, Alltel completed a tax-free debt exchange with two investment banks in which Alltel transferred the Spinco Securities for approximately $1.7 billion of Alltel debt securities. In addition, proceeds from the special cash dividend were used during the third quarter of 2006 to fund Alltel’s repurchase of approximately 12.8 million of its common shares at a total cost of $709.0 million and to fund a portion of the repurchase of $1.0 billion of long-term debt.

ACQUISITIONS
During the second quarter of 2006, Alltel purchased for $217.6 million in cash wireless properties covering approximately 727,000 potential customers (“POPs”) in Illinois, Texas and Virginia. On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.

On August 1, 2005, Alltel and Western Wireless completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers in 19 midwestern and western states. As a condition of receiving approval for the merger from the DOJ and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger. In the exchange, Alltel acquired approximately 90,000 customers in two rural markets in Idaho and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless. In December 2005, Alltel sold the Cellular One brand and in March 2006, Alltel completed the sale of the remaining market in Arkansas. During 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash, and during the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia for approximately $1.7 billion in cash. Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel in Arkansas, Kansas, Minnesota and Nebraska have been classified as discontinued operations in the accompanying consolidated financial statements.

On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and approximately 212,000 customers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired spectrum and network assets in Kansas and wireless spectrum in Georgia and Texas. Alltel and Cingular also exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it managed in Michigan, Louisiana and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. (See Notes 3 and 12 to the consolidated financial statements for additional information regarding these acquisitions and dispositions.)

CUSTOMER AND OTHER OPERATING STATISTICS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per customer amounts)	2006	2005	2006	2005
Customers	11,162.3	10,424.7	-	-
Average customers	11,133.2	9,956.7	10,933.6	9,229.6
Gross customer additions (a)	805.4	2,065.9	2,493.5	3,595.2
Net customer additions (a)	77.2	1,357.2	500.0	1,798.2
Market penetration	14.5%	13.8%	-	-
Postpay customer churn	1.67%	1.92%	1.60%	1.75%
Total churn	2.18%	2.37%	2.03%	2.17%
Retail minutes of use per customer per month (b)	645	614	629	586
Retail revenue per customer per month (c)	$47.66	$48.08	$47.18	$46.69
Average revenue per customer per month (d)	$53.76	$54.04	$52.63	$51.19
Cost to acquire a new customer (e)	$337	$339	$347	$328

Notes:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Service revenues	$1,795.4	$1,614.1	$5,178.7	$4,274.0
Less wholesale roaming revenues	(171.5)	(170.2)	(486.1)	(373.5)
Less wholesale transport revenues	(32.2)	(7.6)	(50.4)	(22.0)
Total retail revenues	$1,591.7	$1,436.3	$4,642.2	$3,878.5

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

(e)
Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”), as reported in the consolidated statements of income, by the number of internal gross customer additions in the period. Customer acquisition costs exclude amounts related to the Company’s customer retention efforts. A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, customers in thousands)	2006	2005	2006	2005
Product sales	$(150.2)	$(138.6)	$(441.8)	$(360.1)
Cost of products sold	173.5	154.2	503.4	397.3
Sales and marketing expense	256.0	232.1	774.1	616.4
Total costs incurred to acquire new customers	$279.3	$247.7	$835.7	$653.6
Gross customer additions, excluding acquisitions	829.3	729.6	2,405.3	1,992.4
Cost to acquire a new customer	$337	$339	$347	$328

The total number of customers served by Alltel increased by 738,000 customers, or 7 percent, during the twelve month period ended September 30, 2006. As previously discussed, during 2006, Alltel acquired wireless properties in Illinois, Texas and Virginia. During the last three months of 2005, Alltel also exchanged certain wireless properties with U.S. Cellular. The acquired properties accounted for approximately 219,000 of the overall increase in customers during the twelve month period ended September 30, 2006. Net customer additions for the third quarter of 2006 also reflect the pending disposition of four rural markets in Minnesota that are required to be divested as a condition of Alltel receiving regulatory approval for its acquisition of Midwest Wireless previously discussed. Excluding the effects of acquisitions and dispositions, Alltel added 75,000 net postpay wireless customers and added 26,000 net prepaid customers during the third quarter of 2006. The increase in net customer additions in the third quarter of 2006 was driven primarily by lower churn, as further discussed below, and growth in the “My Circle” service offering. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 14.5 percent as of September 30, 2006.

The level of customer growth for the remainder of 2006 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a highly competitive marketplace. Alltel will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans and new or enhanced services and other features, selling additional services to existing customers, integrating acquired operations, and pursuing strategic acquisitions, such as the recent acquisition of Midwest Wireless.

Alltel continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers, such as the “My Circle” offering. Alltel believes that its improvements in customer service levels, digital network expansion and proactive retention efforts contributed to the decreases in postpay customer churn in the three and nine month periods of 2006 compared to the same periods of 2005. Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in both 2006 periods compared to the same periods a year ago.

Average revenue per customer and retail revenue per customer both decreased one percent in the three month period of 2006 to $53.76 and $47.66, respectively, reflecting decreases in voice revenues per customer, which were partially offset by continued growth in data and ETC revenues.  Average revenue per customer for the third quarter of 2006 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Primarily due to growth in data and ETC revenues, retail revenue per customer per month and average revenue per customer per month both increased in the nine month period of 2006 compared to the same period a year ago. Retail revenue per customer per month increased 1 percent in the nine month period of 2006, to $47.18, while average revenue per customer per month increased 2 percent to $52.63. Growth in both retail and average revenue per customer per month in the first nine months of 2006 was affected by increased sales of family and prepay rate plans combined with limited ETC revenue growth, trends which Alltel expects to continue throughout the remainder of 2006. Accordingly, growth in service revenues and average revenue per customer per month for the balance of 2006 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

The cost to acquire a new customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The decrease in cost to acquire a new customer in the three month period of 2006 primarily reflected the favorable effects of spreading the total customer acquisition costs over a larger number of gross customer additions, as compared to the same period a year ago. The increase in cost to acquire a new customer in the nine month period of 2006 primarily reflected the additional advertising and commissions costs, as further discussed below. In addition, net equipment cost also increased $24.4 million in the nine month period ended September 30, 2006, compared to the same period in 2005, consistent with selling higher-cost, wireless handsets that offer advanced features and capabilities. For the nine months ended September 30, 2006, approximately 59 percent of the gross customer additions came from Alltel’s internal distribution channels, compared to approximately 61 percent in the same period of 2005. Alltel’s internal distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although Alltel intends to manage the costs of acquiring new customers during 2006 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2006	2005	2006	2005
Revenues and sales:
Service revenues	$1,795.4	$1,614.1	$5,178.7	$4,274.0
Product sales	211.9	178.9	617.1	461.3
Total revenues and sales	2,007.3	1,793.0	5,795.8	4,735.3
Costs and expenses:
Cost of services	610.1	524.4	1,726.9	1,405.4
Cost of products sold	293.8	250.3	849.8	660.2
Selling, general, administrative and other	438.3	399.1	1,298.5	1,088.9
Depreciation and amortization	307.1	266.2	916.0	699.3
Integration expenses and other charges	-	14.3	10.8	14.3
Total costs and expenses	1,649.3	1,454.3	4,802.0	3,868.1
Operating income	358.0	338.7	993.8	867.2
Non-operating income, net	42.9	5.0	77.6	122.7
Interest expense	(63.8)	(78.9)	(234.9)	(232.9)
Gain (loss) on exchange or disposal of assets and other	(50.5)	30.5	126.1	218.8
Income from continuing operations before income taxes	286.6	295.3	962.6	975.8
Income taxes	121.3	111.1	374.7	358.1
Income from continuing operations	165.3	184.2	587.9	617.7
Income from discontinued operations	21.9	176.9	325.6	458.5
Net income	$187.2	$361.1	$913.5	$1,076.2
Basic earnings per share:
Income from continuing operations	$.43	$.51	$1.52	$1.89
Income from discontinued operations	.06	.48	.84	1.40
Net income	$.49	$.99	$2.36	$3.29
Diluted earnings per share:
Income from continuing operations	$.43	$.50	$1.51	$1.88
Income from discontinued operations	.05	.48	.84	1.39
Net income	$.48	$.98	$2.35	$3.27

Revenues and sales increased 12 percent, or $214.3 million, and 22 percent, or $1,060.5 million, for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Service revenues increased by 11 percent, or $181.3 million, and 21 percent, or $904.7 million, in the three and nine month periods of 2006, respectively, as compared to the same periods a year ago. The acquisitions previously discussed accounted for approximately $117.8 million and $688.3 million of the overall increases in service revenues for the three and nine month periods ended September 30, 2006, respectively. In addition to the effects of the acquisitions, service revenues also reflected growth in access revenues, which increased $27.1 million and $101.7 million in the three and nine month periods of 2006, respectively, from the same periods a year ago. The increases in access revenues in both periods were primarily driven by non-acquisition-related growth in Alltel’s postpay customer base and increased revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings.

Service revenues for both 2006 periods also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications. Compared to the same periods a year ago, revenues from data services increased $47.1 million, or 80 percent, and $124.8 million, or 79 percent, in the three and nine month periods of 2006, respectively, reflecting strong demand for these services. Service revenues also included increases in regulatory fee revenues of $13.6 million and $32.6 million in the three and nine month periods of 2006, respectively, due to additional Universal Service Fund (“USF”) support received by Alltel reflecting an increase in the contribution factor and additional revenues attributable to Alltel’s certification in 24 states as an ETC, which accounted for $11.2 million and $28.0 million of the overall increases in regulatory and other fees in the three and nine month periods ended September 30, 2006, respectively. Revenues from the sale of wireless equipment protection plans also increased $6.2 million and $23.6 million in the three and nine month periods of 2006, respectively, reflecting customer growth and continued demand for these plans.

As compared to the same periods of 2005, wholesale revenues also increased $10.7 million and $14.7 million in the three and nine month periods ended September 30, 2006, respectively, primarily due to growth in CDMA minutes of use and additional transport revenues earned from leasing Alltel’s fiber-optic network to third parties, principally Windstream, partially offset by the effects of other carriers migrating traffic to their own networks. Wholesale revenues also reflected the effects of migrating Sprint and Cingular roaming traffic to lower rates in exchange for the long-term roaming agreements with each carrier previously discussed, as well as migrating traffic in the former Western Wireless markets to Alltel’s roaming agreements and rates. The above increases in service revenues were partially offset by lower airtime and retail roaming revenues. Compared to the same periods in 2005, airtime and retail roaming revenues decreased $38.1 million and $85.7 million in the three and nine month periods of 2006, respectively, primarily due to the effects of customers migrating to rate plans with a larger number of packaged minutes. Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.

Product sales increased $33.0 million, or 18 percent, and $155.8 million, or 34 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. The increases in product sales in 2006 were primarily driven by higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading music, games, entertainment content, weather and office applications. The acquisitions previously discussed accounted for $6.6 million and $25.7 million of the overall increases in product sales in the three and nine month periods ended September 30, 2006, respectively. The increases in product sales in both 2006 periods also reflected the continued retention efforts by the Company focused on migrating existing customers to new wireless technologies.

Cost of services increased $85.7 million, or 16 percent, and $321.5 million, or 23 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. The acquisitions accounted for approximately $32.2 million and $186.6 million of the overall increases in cost of services in the three and nine month periods ended September 30, 2006, respectively. In addition to the effects of the acquisitions, cost of services also reflected higher network-related costs of $42.7 million and $98.8 million in the three and nine month periods ended September 30, 2006, respectively, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities. Cost of services also reflected increased customer service expenses of $5.1 million and $18.1 million in the three and nine month periods of 2006, respectively, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Compared to the same periods in 2005, payments to data content providers increased $12.5 million and $28.0 million in the three and nine month periods ended September 30, 2006, respectively, consistent with the growth in revenues derived from data services discussed above. When compared to the same periods in 2005, cost of services also included additional bad debt expense of $0.9 million and $19.1 million for the three and nine month periods ended September 30, 2006, respectively, primarily due to non-acquisition growth in customers and write-offs associated with early disconnect penalties.

Comparatively, cost of services for the nine month period of 2005 included $19.8 million of incremental costs primarily related to a change in accounting for operating leases. Certain of Alltel’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effects of this change, which were included in corporate expenses, were not material to Alltel’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold increased $43.5 million, or 17 percent, and $189.6 million, or 29 percent, for the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The acquisitions discussed above accounted for $17.4 million and $80.2 million of the overall increases in cost of products sold in the three and nine month periods of 2006, respectively. In addition to the effects of the acquisitions, the increases in both 2006 periods were consistent with the overall growth in product sales noted above primarily resulting from increased sales of higher-priced wireless handsets and Alltel’s continuing customer retention efforts, which include subsidizing the cost of new handsets provided to existing customers before the expiration or upon renewal of their service contracts.

Selling, general, administrative and other expenses increased $39.2 million, or 10 percent, and $209.6 million, or 19 percent, for the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods of 2005. The acquisitions accounted for $29.5 million and $170.6 million of the overall increases in these expenses in the three and nine month periods of 2006, respectively. In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses in the three and nine month periods of 2006 also reflected increased commission costs of $4.1 million and $26.4 million, respectively, consistent with the significant growth in gross customer additions that occurred in both 2006 periods. Compared to the same prior year periods, selling, general, administrative and other expenses in the three and nine month periods of 2006 also included increased advertising costs of $1.0 million and $19.6 million, respectively, primarily attributable to the launch of the “My Circle” service offering and the Company’s continued efforts to promote the Alltel brand. Selling, general, administrative and other expenses also reflected incremental stock-based compensation expense of $10.0 million and $22.6 million for the three and nine month periods ended September 30, 2006, respectively, primarily related to the Company’s adoption of SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006, as more fully discussed in Note 2 to the unaudited interim consolidated financial statements.

Depreciation expense increased $34.1 million, or 15 percent, and $145.9 million, or 23 percent, in the three and nine month periods of 2006, respectively, as compared to the same periods of 2005. The increases in depreciation expense in both 2006 periods primarily reflected the effects of acquisitions, which accounted for $21.7 million and $106.5 million of the overall increases in depreciation expense in the three and nine month periods of 2006, respectively. Additionally, growth in plant in service consistent with Alltel’s plans to expand and upgrade its network facilities also contributed to the overall increases in depreciation expense in both 2006 periods. Compared to the same periods a year ago, amortization expense increased $6.8 million and $70.8 million in the three and nine month periods of 2006, respectively, due to acquisitions and the adverse effects of using an accelerated amortization method for customer list intangible assets acquired in those acquisitions.

Operating income increased $19.3 million, or 6 percent, and $126.6 million, or 15 percent, for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. The increases in both 2006 periods primarily reflected the effects of the acquisitions, which accounted for $11.8 million and $90.0 million of the overall increases in operating income for the three and nine month periods of 2006, respectively. Operating income comparisons for both 2006 periods include the effects of integration expenses and other charges, as further discussed below. In addition, operating income for both the three and nine month periods of 2005 included incremental operating expenses of $9.9 million associated with Hurricane Katrina, consisting of increased long-distance and roaming expenses due to providing these services to affected customers at no charge, system maintenance costs to restore network facilities and additional losses from bad debts. The incremental costs also included Company donations to support the hurricane relief efforts. Operating income for the nine month period of 2005 also included the incremental costs associated with Alltel’s change in accounting for certain operating leases previously discussed.

Integration Expenses and Other Charges
A summary of the integration expenses and other charges recorded during the nine months ended September 30, 2006 is as follows:

(Millions)
Rebranding and signage costs	$8.3
Computer system conversion and other integration expenses	2.5
Total integration expenses and other charges	$10.8

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006. The integration expenses and other charges decreased net income $6.6 million in the nine months ended September 30, 2006.

A summary of the integration and other charges recorded during the three and nine months ended September 30, 2005 is as follows:

(Millions)
Relocation costs	$0.3
Computer system conversion and other integration expenses	14.0
Total integration and other charges	$14.3

In connection with the exchange of wireless assets with Cingular, the Company incurred $11.9 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $2.4 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which as noted above was completed during the first quarter of 2006. The integration expenses and other charges decreased net income $8.8 million in both the three and nine months ended September 30, 2005.

At September 30, 2006, the remaining unpaid liability related to Alltel’s integration activities consisted of lease and contract termination costs of $0.1 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 8 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges.)

Non-Operating Income, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2006	2005	2006	2005
Equity earnings in unconsolidated partnerships	$17.3	$10.4	$45.6	$36.4
Minority interest in consolidated partnerships	(11.7)	(20.6)	(37.1)	(57.8)
Other income, net	37.3	15.2	69.1	144.1
Non-operating income, net	$42.9	$5.0	$77.6	$122.7

As indicated in the table above, non-operating income, net increased $37.9 million and decreased $45.1 million in the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The increases in equity earnings in unconsolidated partnerships in the three and nine month periods of 2006 of $6.9 million and $9.2 million, respectively, primarily reflected improved operating results in those markets in which the Company owns a minority interest. The decreases in minority interest expense of $8.9 million and $20.7 million in the three and nine month periods of 2006, respectively, primarily reflected the effects of Alltel’s acquisitions during the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina, South Carolina and Wisconsin. Other income, net in the nine month period of 2005 included a special cash dividend received on the Company’s investment in Fidelity National Financial, Inc. (“Fidelity National”) common stock. On March 9, 2005, Fidelity National declared a special $10 per share cash dividend to Fidelity National stockholders. The special cash dividend of $111.0 million was paid to Alltel on March 28, 2005. As further discussed below, during the second quarter of 2005, Alltel sold all of its shares of Fidelity National common stock.

Compared to the same periods of 2005, other income, net included additional tax-exempt interest income earned on the Company’s cash and short-term investments of $25.8 million and $42.5 million in the three and nine month periods of 2006, respectively, due to significant growth in Alltel’s available cash on hand following the spin-off of the wireline business, sales of the international operations in Austria, Haiti and Bolivia completed during the second quarter of 2006, and the May 17, 2005 issuance of common stock to settle the purchase contract portion of the Company’s mandatorily convertible units. As more fully discussed in Note 5 to the unaudited interim consolidated financial statements, during 2002, Alltel issued 27.7 million equity units which included a purchase contract that obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued Alltel common shares at a price of $50 per share. Upon settlement of the purchase contract obligation, Alltel issued 24.5 million common shares and received proceeds of $1,385.0 million.

Gain (Loss) on Exchange or Disposal of Assets and Other
On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by Alltel on July 31, 2006. Concurrent with the debt repurchase, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the 6.65 percent notes due 2008. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million. Following the spin-off of the wireline business, Alltel completed a debt exchange with two investment banks. On July 17, 2006, Alltel transferred to the investment banks the Spinco debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of outstanding commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007. In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million. These transactions decreased net income $38.8 million in both the three and nine month periods ended September 30, 2006.

On November 10, 2005, federal legislation was enacted that included provisions to dissolve and liquidate the assets of the Rural Telephone Bank (“RTB”). In connection with the dissolution and liquidation, during April 2006, the RTB redeemed all outstanding shares of its Class C stock. As a result, the Company received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in RTB Class C stock and recognized a pretax gain of $176.6 million. This transaction increased net income $107.6 million in the nine month period ended September 30, 2006.

As previously discussed, on April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and Cingular were not completed until July 29, 2005. As a result of completing the exchange transactions, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005. On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million. Proceeds from the stock sale were used to fund a substantial portion of the cost to redeem, on April 8, 2005, all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million. Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million. These transactions increased net income $136.7 million in the nine month period ended September 30, 2005.

Interest Expense
Interest expense decreased $15.1 million, or 19 percent, and increased $2.0 million, or 1 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. The decrease in the three month period of 2006 primarily reflected the favorable effects on interest costs attributable to the $2.7 billion reduction in Alltel’s long-term debt balance. As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, Alltel completed a $1.7 billion tax-free debt exchange with two investment banks. The increase in the nine month period of 2006 primarily reflected additional interest costs resulting from $950.0 million of incremental commercial paper borrowings outstanding during the period January 1, 2006 to July 17, 2006, as compared to that same period a year ago. The increase in interest expense in the nine month period of 2006 attributable to higher commercial paper borrowings was partially offset by the favorable effects on interest expenses attributable to the $2.7 billion debt reduction discussed above, the redemption of $450.0 million, 7.50 percent senior notes on April 8, 2005, and the repayment of $200.0 million 6.75 percent senior notes on September 15, 2005. Interest expense for the nine month period of 2006 also reflected the effects of the February 17, 2005 remarketing of the senior note portion of Alltel’s equity units that reset the annual interest rate on the notes to 4.656 percent from 6.25 percent for periods subsequent to February 17, 2005.

Income Taxes
Income tax expense increased $10.2 million, or 9 percent, and $16.6 million, or 5 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. The increases in income tax expense in both 2006 periods primarily reflected increases in Alltel’s effective income tax rates, when compared to the same prior year periods. As presented in Note 11 to the unaudited interim consolidated financial statements, Alltel’s effective income tax rates increased to 42.3 percent and 38.9 percent for the three and nine months ended September 30, 2006, respectively, compared to 37.6 percent and 36.7 percent for the corresponding periods of 2005. The effective income tax rates in both 2006 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange and an increase in Alltel’s estimated annual effective tax rate reflecting lower expected annual pretax income following the wireline spin-off.  These adverse effects were partially offset by increases in tax-exempt interest income discussed above under “Non-Operating Income, Net”. State income tax rates in both 2005 periods included the favorable effects on income tax expense resulting from the reversal of valuation allowances related to certain state net operating loss carryforwards. Alltel’s effective income tax rate in the nine month period of 2005 also included the favorable income tax treatment related to both the special cash dividend received from Fidelity National and the gain realized from the sale of the Fidelity National stock previously discussed.

In determining its quarterly provision for income taxes, Alltel uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and reflects Alltel’s best estimate of the ultimate outcome of tax examinations and assessments. Significant or unusual items, such as the taxes related to the sale of a business, are separately recognized in the quarter in which they occur. As discussed in Note 15 to the unaudited interim consolidated financial statements, on October 10, 2006, Alltel entered into a closing agreement with the Internal Revenue Service to settle all of its tax liabilities related to its consolidated federal income tax returns for the fiscal years 1997 through 2001. In conjunction with that settlement, Alltel will reassess its income tax contingency reserves during the fourth quarter of 2006. Alltel expects that as a result of its reassessment,the Company will record a reduction in its income tax contingency reserves of approximately $28.5 to $32.0 million during the fourth quarter of 2006. Of the total reduction, Alltel expects approximately $4.0 million will be included in income from discontinued operations with the balance reflected as a reduction in income tax expense from continuing operations.

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations decreased $18.9 million, or 10 percent, and $29.8 million, or 5 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Basic and diluted earnings per share from continuing operations decreased 16 percent and 14 percent for the three months ended September 30, 2006, respectively, compared to the same period of 2005. For the nine months ended September 30, 2006, basic and diluted earnings per share from continuing operations both decreased 20 percent compared to the same period of 2005. The decrease in net income in the three month period of 2006 primarily reflected the effects of the debt termination charges incurred in connection with completing the debt exchange and cash tender offers and the significant increase in Alltel’s effective income tax rate, partially offset by lower interest costs and growth in operating income, consistent with the increase in revenues and sales previously discussed. The decrease in net income in the nine month period of 2006 primarily reflected the absence of the special cash dividend received on the Fidelity National common stock, the effects of the debt termination charges, and when compared to the corresponding nine month period of 2005, a reduction in the amount of pretax gains realized from the sale or exchange of investments and other assets and an increase in the Company’s effective income tax rate. These decreases were partially offset by growth in operating income attributable to increased revenues and sales previously discussed. In addition to lower net income compared to the corresponding periods of 2005, the decreases in basic and diluted earnings per share in the three and nine month periods of 2006 also reflected the significant increases in weighted average share counts primarily due to the Western Wireless merger, as further discussed below.

Discontinued Operations
As discussed earlier, as a condition of receiving approval from the DOJ and FCC for its acquisition of Midwest Wireless, Alltel agreed on September 7, 2006 to divest four rural markets in Minnesota. During 2005, as a condition of receiving approval from the DOJ and FCC for its merger with Western Wireless, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger. In December 2005, Alltel sold the Cellular One brand and in March 2006, Alltel sold the remaining market in Arkansas. During 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland, and during the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia. The acquired international operations and interests of Western Wireless and the domestic markets in Arkansas, Kansas, Minnesota, and Nebraska required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements. The table presented below includes certain summary income statement information related to the wireline business, international operations and the domestic markets to be divested reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Revenues and sales	$127.3	$920.2	$1,830.8	$2,364.0
Operating expenses	97.4	620.2	1,253.6	1,600.9
Operating income	29.9	300.0	577.2	763.1
Minority interest expense in unconsolidated entities	-	(3.1)	(6.0)	(3.1)
Loss on disposal of discontinued operations	-	-	(14.8)	-
Other income, net	0.6	13.3	0.9	13.1
Interest expense	(0.7)	(5.1)	(9.1)	(14.3)
Pretax income from discontinued operations	29.8	305.1	548.2	758.8
Income tax expense	7.9	128.2	222.6	300.3
Income from discontinued operations	$21.9	$176.9	$325.6	$458.5

The depreciation of long-lived assets related to the international operations and the domestic markets in Arkansas, Kansas and Nebraska to be divested ceased as of August 1, 2005, the date of the Western Wireless merger. Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in

Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets. The cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $0.4 million and $25.9 million in the three and nine months ended September 30, 2006, respectively. Comparatively, the cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $21.4 million in both the three and nine months ended September 30, 2005. (See Note 12 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 6 percent and 18 percent in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. The increases in both 2006 periods primarily reflected the issuance of approximately 54.3 million Alltel common shares to effect the August 1, 2005 merger with Western Wireless. The issuance of 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 also contributed to the increase in the weighted average number of common shares outstanding for the nine month period of 2006. The increases in weighted average share counts attributable to the Western Wireless merger and the settlement of the equity unit purchase contracts were partially offset by the effects of the Company’s repurchase of approximately 12.8 million of its common shares during the third quarter of 2006, as further discussed below under “Cash Flows-Financing Activities”.

Regulatory Matters
Alltel is subject to regulation primarily by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. In the meantime, the FCC has increased the safe harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment from 28.5 percent to 37.1 percent and clarified the alternative methods under which CMRS contribute to the fund. CMRS providers also are eligible to receive support from the federal USF if they obtain certification as an ETC. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients.

The Company is designated as an ETC and receives USF support from the federal fund in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Company also receives state universal service support for some offerings in Texas. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications. The Company is compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to universal service support. Currently, Alltel receives approximately $60.0 million to $65.0 million of USF support each quarter.

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. In phase two, CMRS carriers like the Company that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”)

capable handsets according to specified thresholds culminating with a requirement that carriers reach a 95% deployment level of ALI capable handsets within their subscriber base by December 31, 2005. Alltel began selling ALI-capable handsets in June 2002 and, to date, has complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain recent acquisitions. However, on September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones. The request included an explanation of the Company’s compliance efforts to date and the expected date when it will meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007. A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, have also sought relief from the 95 percent requirement. At this time, it is not clear what action the FCC will take on Alltel’s request for waiver of the 95 percent requirement. Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services. In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area. Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.

CALEA
CALEA requires wireless carriers to ensure that their networks are capable of accommodating lawful intercept requests received from law enforcement agencies. The FCC has imposed various obligations and compliance deadlines, with which Alltel has either complied or, as to future deadlines, will comply in accordance with CALEA and the FCC’s rules.

Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers. There is a pending rulemaking at the FCC addressing inter-carrier compensation, which could impact cost of service.

Wireless Spectrum
The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services. The FCC recently completed the auction for Advanced Wireless Services (“AWS”) spectrum and must begin the auction of spectrum in the 700 MHz band no later than January 28, 2008. Alltel did not participate in the AWS spectrum auction. The FCC is currently considering the spectrum plan and service rules that will be applicable to the 700 MHz spectrum. Alltel has made no determination as to whether it will participate in the auction at this time.

Customer Billing
In response to a petition filed by the National Association of State Utility Consumer Advocates, the FCC applied to CMRS carriers the obligation to ensure that the descriptions of line items on customer bills are clear and not misleading and to reiterate that the representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The FCC also made a declaratory ruling that state regulations requiring or prohibiting the use of line items on CMRS carriers’ bills were preempted by federal authority under Section 332 (c) of the Communications Act. The FCC’s decision was appealed to the Federal Court of Appeals for the Eleventh Circuit, which vacated the preemption order and remanded the decision to the FCC for further proceedings. Further, and in addition to the remand proceeding, the FCC is considering additional CMRS billing regulations.

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

Customer Proprietary Network Information (“CPNI”)
The FCC is considering in a pending rulemaking the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information. Additional security requirements being considered include customer set passwords, data encryption, audit trails, data retention limitations and customer notices of security breaches. Further, the FCC has initiated an ongoing investigation of carrier practices to protect CPNI.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Nine Months Ended September 30,
(Millions, except per share amounts)	2006	2005
Cash flows from (used in):
Operating activities	$991.9	$1,002.6
Investing activities	(1,172.1)	(1,412.8)
Financing activities	(2,058.9)	(675.1)
Discontinued operations	4,348.6	675.9
Effect of exchange rate changes	(5.9)	(1.5)
Increase (decrease) in cash and short-term investments	$2,103.6	$(410.9)
Total capital structure (a)	$16,292.5	$18,574.3
Percent of equity to total capital (b)	82.0%	69.5%
Book value per share (c)	$35.25	$33.72

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows-Operating Activities
Cash provided from operations continued to be Alltel’s primary source of liquidity. Cash provided from operations for the nine months ended September 30, 2006 reflected growth in earnings from Alltel’s wireless operations. Cash flows from operations in 2006 also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes. During the first nine months of 2006, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2006.

Cash Flows-Investing Activities
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures for the nine months ended September 30, 2006 were $718.6 million compared to $681.3 million for the same period in 2005. Capital expenditures in both years were incurred to construct additional network facilities and to deploy 1XRTT data and 1x-EVDO technology. The Company plans to continue expanding 1XRTT data deployments in its markets with an expected total coverage of approximately 95 percent of Alltel’s POPs by the end of 2006. In addition, the Company plans to expand 1x-EVDO into approximately 50 percent of its cell sites by the end of 2006. The Company funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the nine months ended September 30, 2006 were $24.0 million compared to $35.4 million for the same period in 2005. The Company expects capital expenditures, including capitalized software development costs, to be approximately $1.2 billion to $1.3 billion for 2006, which will be funded primarily from internally generated funds.

Cash outlays for the purchase of property, net of cash acquired in the nine months ended September 30, 2006 were $676.5 million. As previously discussed, on March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships in North and South Carolina. During the first nine months of 2006, Alltel also purchased for $220.2 million in cash wireless properties in Illinois, Texas and Virginia and acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest. Cash outlays for the purchase of property, net of cash acquired in the nine months ended September 30, 2005 were $1,135.8 million, principally consisting of $919.0 million attributable to the Western Wireless merger and $153.0 million related to the exchange of wireless properties with Cingular. In conjunction with the merger transaction with Western Wireless, Alltel paid $933.4 million in cash to the holders of Western Wireless common stock and in the transaction acquired cash of $14.4 million. During the first nine months of 2005, Alltel also purchased for $63.8 million in cash wireless properties in Alabama and Georgia and additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest.

Investing activities for the nine months ended September 30, 2006 included proceeds from the sale of investments of $200.5 million, principally consisting of the liquidating cash distributions of $198.7 million received by Alltel in exchange for its $22.1 million investment in RTB Class C stock, as previously discussed. Investing activities for the nine months ended September 30, 2006 and 2005 included proceeds from the return of investments of $36.7 million and $30.9 million, respectively. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments. Conversely, investing activities for the nine months ended September 30, 2005 included proceeds from the sale of investments of $353.9 million, principally consisting of $350.8 million received from the sale of Alltel’s investment in Fidelity National common stock previously discussed. Cash flows from investing activities for the nine months ended September 30, 2005 also included proceeds of $36.2 million received in connection with the disposal of an office building, which had previously been written down to fair value during the first quarter of 2004.

Cash Flows-Financing Activities
Dividend payments remain a significant use of capital resources for Alltel. Common and preferred dividend payments were $447.1 million for the nine months ended September 30, 2006 compared to $345.2 million for the same period in 2005. Dividend payments in 2006 reflected increased dividends due to the issuance of approximately 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 and the issuance of approximately 54.3 million Alltel common shares to effect the merger with Western Wireless completed on August 1, 2005, as previously discussed. Following the completion of the spin-off of the Company’s wireline operations to Alltel’s shareholders, Alltel lowered its annual dividend rate from $1.54 to $.50 per share. Alltel expects to continue the payment of cash dividends during the remainder of 2006. Sources of funding future dividend payments include available cash on hand and operating cash flows.

The Company has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. The Company incurred no borrowings under the revolving credit agreement during the first nine months of 2006. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. At September 30, 2006, there were no commercial paper borrowings outstanding compared to $1.0 billion of borrowings outstanding at December 31, 2005. During the first nine months of 2006, Alltel did not incur any additional borrowings under the commercial paper program. As previously discussed, on July 17, 2006, Alltel exchanged $988.5 million of its outstanding commercial paper borrowings for debt securities issued to the Company by Windstream in connection with the spin-off of the wireline business. In August 2006, Alltel repaid the remaining $11.5 million of outstanding commercial paper borrowings with available cash on hand. During the first nine months of 2005, the maximum amount of borrowings outstanding under the commercial paper program was $1,037.4 million, of which $927.7 million remained outstanding at September 30, 2005. There were no commercial paper borrowings outstanding at December 31, 2004. During 2005, commercial paper borrowings were incurred primarily to finance a portion of the repayment of certain Western Wireless long-term debt obligations, as further discussed below. The net increase in commercial paper borrowings from December 31, 2004 of $927.7 million represented all of the long-term debt issued during the nine months ended September 30, 2005.

Retirements of long-term debt were $1,012.2 million and $2,655.6 million for the nine months ended September 30, 2006 and 2005, respectively. As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by the Company on July 31, 2006. The tender offers were funded by available cash on hand. Retirements of long-term debt in 2005 primarily reflected the repayment of approximately $2.0 billion of Western Wireless long-term debt obligations. Upon closing of the merger with Western Wireless, a wholly-owned subsidiary of Alltel assumed debt of approximately $2.1 billion. On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility. During the third quarter of 2005, Alltel also repurchased all $600.0 million of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless senior notes at a total cost of $688.3 million. These repayments were funded by cash on hand and borrowings under the Company’s commercial paper program. Retirements of long-term debt in 2005 also included the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006 and the repayment of a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005.

In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). During 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 3.4 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes. Cash flows from financing activities also included distributions to minority investors, which amounted to $27.7 million and $44.8 million for the nine months ended September 30, 2006 and 2005, respectively.

On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Under this authorization, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant. Sources of funding stock repurchases include available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program. During the first nine months of 2006, Alltel repurchased 12.8 million of its common shares at a total cost of $709.0 million.

Proceeds from the issuance of common stock were $1,442.8 million for the nine months ended September 30, 2005, principally consisting of proceeds from the settlement of the purchase contracts related to the Company’s equity units on May 17, 2005. Upon settlement of the contracts, the Company received proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock. (See Note 5 to the unaudited interim consolidated financial statements for additional information regarding the settlement of the purchase contracts.)

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($3.1 billion at September 30, 2006) and has adequate operating cash flows to finance its ongoing requirements, including capital expenditures, repayment of long-term debt, payment of dividends and funding stock repurchases. As previously discussed, on October 3, 2006, Alltel completed the acquisition of wireless properties from Midwest Wireless and funded the $1.075 billion purchase price with available cash on hand. Additional sources of funding available to Alltel include (1) additional borrowings of up to $1.5 billion available under Alltel’s commercial paper program and revolving credit agreement, (2) additional debt or equity securities under Alltel’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at September 30, 2006 and (3) additional debt securities issued in the private placement market.

Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2006:

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

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long- term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of September 30, 2006, Alltel’s total debt to capitalization ratio was 18.2 percent. In addition, the indentures and borrowing agreements, amended, provide, among other things, for various restrictions on the payment of dividends by Alltel. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $7,489.4 million at September 30, 2006. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2006, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

At September 30, 2006, current maturities of long-term debt were $222.6 million and included a $186.3 million, 9.0 percent senior unsecured note due November 1, 2006 and the remaining $35.6 million, 4.656 percent equity unit notes due May 17, 2007. As previously discussed, on July 17, 2006, Alltel exchanged $685.1 million of the outstanding equity unit notes for debt securities issued to the Company by Windstream in connection with the spin-off of the wireline business. On August 25, 2006, Alltel repurchased for cash $664.3 million of outstanding equity unit notes. Alltel expects to fund the payments of the unsecured senior notes and the remaining portion of outstanding equity unit notes through either available cash on hand, operating cash flows or commercial paper borrowings.

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

There have been no material changes to Alltel’s critical accounting policies during the first nine months of 2006, except for the Company’s adoption of SFAS No. 123(R), effective January 1, 2006, as more fully discussed in Note 2 to the unaudited interim consolidated financial statements, and the Company’s method for selecting its discount rate assumption for purposes of calculating its net periodic pension and other postretirement benefit expense. With the implementation of SFAS No. 123(R), Alltel is now required to estimate the fair value of stock options on the date of grant. The Company has chosen to use a Black-Scholes option pricing model to estimate the fair value, which requires the input of highly subjective assumptions, including expected volatility and expected life. In addition, Alltel is also required to estimate forfeitures for options granted that are not expected to vest. The Company’s basis for developing its assumptions of expected volatility, expected life and forfeiture rate are discussed in Note 6. Changes in these inputs and assumptions can materially affect the Company’s measurement of the estimated fair value of its stock option awards.

As discussed in Note 7 to the unaudited interim consolidated financial statements, in connection with the spin-off of the wireline business, Alltel re-measured its pension and other postretirement benefit obligations as of July 1, 2006 in order to determine the portion of the Alltel defined benefit pension plan and postretirement benefit obligations attributable to the active and retired employees of the wireline business who transferred to Windstream and to calculate Alltel’s periodic pension and other postretirement expense for the second half of 2006. Previously, in determining the discount rate assumption for both its qualified defined pension plan and postretirement benefit plan, Alltel had selected the discount rate by constructing a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the Company’s pension and postretirement benefit obligations. Following the completion of the spin-off, the timing of Alltel’s expected future payment streams of its pension and postretirement benefit obligations changed significantly, such that the Company was no longer able to construct hypothetical bond portfolios that matched the future payment streams. As a result, effective with the July 1, 2006 re-measurement of its pension and postretirement benefit obligations, Alltel changed its method of selecting the discount rate assumption. Under the new methodology, the Company’e expected benefit payments are discounted from their expected payment date to the measurement date using the appropriate spot rate obtained from the Citigroup Pension Discount Curve, a publicly issued index. The discount rate assumption for Alltel’s pension benefits determined on this basis increased to 6.43 percent at July 1, 2006 from 5.80 percent at December 31, 2005, and will result in the Company recognizing $3.2 million of expense attributable to its qualified defined pension plan during the second half of 2006. Lowering the discount rate by 0.25 percent (from 6.43 percent to 6.18 percent) would result in an increase in pension expense of approximately $0.4 million in the second half of 2006.

The discount rate assumption for Alltel’s postretirement benefits increased to 6.33 percent at July 1, 2006 from 5.70 percent at December 31, 2005, and will result in the Company recognizing postretirement expense of $0.4 million in the second half of 2006. Lowering the discount rate by 0.25 percent (from 6.33 percent to 6.08 percent) would result in an increase in postretirement expense of less than $0.1 million in the second half of 2006.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material to the company’s financial statements and related financial statement disclosures. SAB 108 is effective for the first annual period ending after November 15, 2006, and permits calendar year companies to record the cumulative effect of initially applying the dual approach in its 2006 financial statements by recording the correcting adjustments to the carrying values of assets and liabilities as of the beginning of the year and offsetting the adjustment to the opening balance of retained earnings. The Company does not expect that the adoption of SAB 108 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Alltel, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated results of operations and financial condition.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at September 30, 2006 are similar to the market risks discussed in Alltel’s Annual Report on Form 10-K for the year ended December 31, 2005. Following the sales of its operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia completed during the second quarter of 2006, Alltel does not hold any material interests in international operations. Accordingly, Alltel no longer has significant market risk exposure resulting from changes in foreign currency exchange rates. Alltel continues to be exposed to market risk from changes in marketable equity security prices and interest rates. Alltel has estimated its market risk using sensitivity analysis. For Alltel’s marketable equity securities, market risk is defined as the potential change in fair value attributable to a hypothetical adverse change in market prices. For all other financial instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in market prices or interest rates. The results of the sensitivity analysis used to estimate market risk are presented below. Actual results may differ from these estimates.

Equity Price Risk
Changes in equity prices primarily affect the fair value of Alltel’s investments in marketable equity securities. Through its merger with Western Wireless, Alltel acquired marketable equity securities. At September 30, 2006, the fair market value of the marketable equity securities held by Alltel amounted to $190.7 million and included unrealized holding gains of $38.0 million. Comparatively, at December 31, 2005, the fair market value of these same marketable equity securities held by Alltel amounted to $166.5 million and included unrealized holding gains of $22.3 million. A hypothetical 10 percent decrease in quoted market prices would result in a $19.7 million decrease in the fair value of the Company’s marketable equity securities at September 30, 2006.

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

As of September 30, 2006, the Company had no commercial paper borrowings outstanding and had entered into four, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million to convert fixed interest rate payments to variable. The maturities of the four interest rate swaps range from August 15, 2010 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.51 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by the Company was 5.48 percent at September 30, 2006. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $8.5 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $8.5 million.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, Alltel’s Chief Executive Officer and Chief Financial Officer have concluded that, solely due to the material weakness described below, the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of September 30, 2006, the Company did not maintain effective controls over its accounting for unusual and complex transactions.  Specifically, as described in Alltel’s Current Report on Form 8-K/A filed on November 1, 2006, the Company did not maintain effective controls to ensure that its accounting for its spin-off and merger of its wireline business was accounted for in accordance with generally accepted accounting principles. This resulted in an adjustment to retained earnings, additional paid in capital and income from discontinued operations.

Alltel’s management is implementing changes to Alltel’s internal control over financial reporting to reduce the likelihood of an error arising out of unusual and complex transactions in the future.

(b)	Remediation measures for identified material weaknesses.

Alltel management’s expected remediation measures in connection with the material weakness identified above include enhancing roles and responsibilities for researching and reviewing the accounting treatment and financial statement presentation of unusual and complex transactions.

(c)	Change in internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the first nine months of 2006, there have been no significant changes to the risk factors affecting Alltel’s wireless telecommunications business that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ALLTEL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Alltel did not repurchase any of its common shares during the first six months of 2006. Information pertaining to this authorization for the third quarter of 2006 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
July 1-31, 2006	2,500,000	$54.32	2,500,000	$2,864.2 million
August 1-31, 2006	5,347,500	$54.98	5,347,500	$2,570.2 million
September 1-30, 2006	5,000,000	$55.84	5,000,000	$2,291.0 million
Totals	12,847,500	$55.19	12,847,500

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
November 8, 2006

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