Form 10-K
period 2006-12-31
ALLTEL CORP
filed 2007-02-20
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                              to
Commission file number 1-4996
ALLTEL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	34-0868285

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Allied Drive, Little Rock, Arkansas	72202

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code           (501) 905-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
$2.06 No Par Cumulative Convertible
Preferred Stock	New York Stock Exchange
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
     Large accelerated filer      ☒           Accelerated filer      ☐           Non-accelerated filer      ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).        ☐ YES   ☒ NO
Aggregate market value of voting stock held by non-affiliates as of June 30, 2006 —          $24,865,776,928
Common shares outstanding, January 31, 2007 —          360,237,648
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2007 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 22 to 29.

Forward-Looking Statements

This Form 10-K of ALLTEL Corporation (“Alltel” or the “Company”) may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Alltel disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

General

Alltel is incorporated in the state of Delaware. As further discussed below under “Dispositions Completed During the Past Five Years”, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products. The new wireline company formed in the merger of Alltel’s wireline operations and Valor is named Windstream Corporation (“Windstream”). Following the spin-off, Alltel provides wireless voice and data communications services to nearly 12 million customers in 36 states. Alltel manages its wireless business and retained portion of communications support services as a single operating segment, and accordingly, Alltel’s continuing operations consist of a single reportable business segment, wireless communications services.

The Company’s web site address is www.alltel.com. Alltel files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as various other information. Alltel makes available free of charge through the Investor Relations page of its web site its annual reports, quarterly reports and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, on the corporate governance section of the Investor Relations page of its web site, Alltel makes available the Board of Director’s Amended and Restated Corporate Governance Board Guidelines and the charters for the Audit, Compensation, and Governance Committees. Alltel will provide to any stockholder a copy of the Governance Board Guidelines and the Committee charters, without charge, upon written request to Director-Investor Relations, ALLTEL Corporation, One Allied Drive, Little Rock, Arkansas 72202.

Overview of Wireless Operations

Alltel provides a wide array of wireless communication services to individual and business customers. In terms of both the number of customers served and revenues earned, Alltel is the fifth largest provider of wireless services in the United States. As of December 31, 2006, Alltel owns a majority interest in wireless operations in 116 Metropolitan Statistical Areas (“MSAs”), representing approximately 48.2 million potential customers or POPs, and a majority interest in 239 Rural Service Areas (“RSAs”), representing approximately 30.7 million POPs. In addition, Alltel owns a minority interest in 23 other wireless markets, including the Chicago, Illinois and Houston, Texas MSAs. As of December 31, 2006, Alltel’s penetration rate (number of customers as a percentage of the total population in the Company’s service areas) was 15 percent. Alltel also offers Personal Communications Services (“PCS”) in five markets, including Jacksonville, Florida and Wichita, Kansas. As of December 31, 2006, Alltel has 154 PCS licenses representing approximately 34 million POPs.

During 2006, Alltel continued to upgrade its wireless network infrastructure and invest in state-of-the-art code division multiple access (“CDMA”) technology, including 1xRTT. The Company ended 2006 with 1xRTT data coverage of approximately 94 percent of its POPs. In addition, capital expenditures for 2006 included the Company’s investment in wireless EV-DO technology. Through December 31, 2006, Alltel had expanded 1x-EVDO coverage to include approximately 56 percent of its POPs. The Company also supplements its wireless service coverage area through roaming agreements with other wireless service providers that allow Alltel’s customers to obtain wireless services in those U.S. regions in which Alltel does not maintain a network presence. As a result of its August 1, 2005 acquisition of Western Wireless Corporation (“Western Wireless”), Alltel diversified its wireless roaming revenue sources, and, as a result of offering multiple technologies, the Company has become the leading independent roaming partner for the four national carriers in the markets served by Alltel. Through these roaming agreements, the Company is able to offer its customers wireless services covering approximately 95 percent of the U.S. population. Alltel continues to increase its network capacity and coverage area through new network construction, strategic acquisitions and affiliations with other wireless service providers.

Employees

At December 31, 2006, Alltel had 14,899 employees. Following the wireline spin-off, none of the Company’s employees are members of collective bargaining units.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Acquisitions Completed During the Past Five Years

On October 3, 2006, Alltel completed the purchase of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1,083.5 million in cash. In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2 million potential customers, network assets and approximately 450,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin. As a condition of receiving approval from the U.S. Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”) for this acquisition, on September 7, 2006, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota. On December 13, 2006, Alltel announced an agreement to sell the four rural markets to Rural Cellular Corporation. The divested properties include licenses, retail stores, employees, customers and the network assets necessary to operate the wireless business in those markets. The transaction is expected to close during the first quarter of 2007.

During the second quarter of 2006, Alltel purchased for $218.2 million in cash wireless properties covering approximately 727,000 POPs in Illinois, Texas and Virginia.

On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.

On August 1, 2005, Alltel and Western Wireless completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers in 19 mid-western and western states that were contiguous to the Company’s existing wireless properties.

As a condition of receiving approval for the merger from the DOJ and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger. Under terms of the agreement with U.S. Cellular, Alltel acquired approximately 90,000 customers in two RSA markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless. In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc. and in March 2006, Alltel sold the remaining market in Arkansas to Cingular Wireless LLC (“Cingular”). During the third and fourth quarters of 2005, Alltel completed the sale of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash. During the second quarter of 2006, Alltel completed the sales of Western Wireless’ international operations in Austria, Bolivia, Côte d’Ivoire, Haiti, and Slovenia for approximately $1.7 billion in cash.

On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and approximately 212,000 customers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired 20MHz of spectrum and network assets in Kansas and wireless spectrum in several counties in Georgia and Texas. In addition, Alltel and Cingular exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio. Alltel also paid Cingular approximately $153.0 million in cash.

On February 28, 2005, Alltel completed the purchase of wireless properties, representing approximately 900,000 POPs in Alabama and Georgia for $48.1 million in cash. Through the completion of this transaction, Alltel added approximately 54,000 customers.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Acquisitions Completed During the Past Five Years (Continued)

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

Dispositions Completed During the Past Five Years

On July 17, 2006, Alltel completed the spin-off of the Company’s wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly-owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock to be distributed pro rata to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion ,and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”). The Spinco Securities were issued at a discount, and accordingly, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). In connection with the spin-off, Alltel also transferred to Spinco $260.8 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Alltel exchanged the Spinco Securities received in the spin-off transaction for certain of its outstanding debt securities.

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

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Dispositions Completed During the Past Five Years (Continued)

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

Product Offerings and Pricing

Service revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for data services, custom calling and other enhanced service features. Prices of wireless services are not regulated by the FCC or by state regulatory commissions; however, as more fully discussed under the caption “Regulation” on page 8, states are permitted to regulate the terms and conditions of wireless services unrelated to either rates or market entry.

Alltel strives to address the needs of a variety of customer segments, stimulate usage, increase penetration, and improve customer retention rates through a diverse product offering and pricing strategy. To accomplish these objectives, the Company offers competitive local, statewide, and national service plans. These service plans include packages of daytime, night and weekend, and mobile-to-mobile minutes. Customers can choose lower monthly access plans with fewer minutes, while customers needing more minutes can choose slightly higher access plans with more minutes. Family Freedom - an offering that gives customers the option to share minutes by adding additional lines of service at a discounted rate - helps target the growing number of families that have integrated wireless into their lives. In addition, the Company offers Call Home Free minutes. By allowing the lines on an account to designate a home telephone number as a wireless phone, customers are also able to receive the benefit of their mobile-to-mobile minutes when calling their home phone.

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

The wireless industry has continued to offer higher recurring revenue plans which provide a large number of packaged minutes, unlimited night and weekend calling, long-distance within the United States, and free mobile-to-mobile calling as integral components of the plan. Through reciprocal roaming agreements with other domestic wireless companies, Alltel is able to offer its customers competitively-priced rate plans that provide nationwide coverage. These roaming agreements provide Alltel’s customers with the capability to use their wireless telephones while traveling outside the Company’s service areas. In 2000, Alltel and Verizon Wireless signed a reciprocal roaming agreement, which expires in January 2010. During 2006, Alltel signed a 10-year roaming agreement with Sprint Nextel Corporation (“Sprint”) and extended its GSM roaming agreement with Cingular until 2012. The Sprint roaming agreement provides for voice, 1xRTT and EV-DO roaming and expands on Alltel’s existing roaming relationship with Sprint, while the Cingular roaming agreement provides for expansion of GSM roaming services into areas outside of Alltel’s GSM footprint that had been acquired in the Western Wireless transaction. These roaming agreements allow customers of each of the companies to roam on each other’s networks.

During 2006, Alltel launched its “My Circle” service offering. My Circle allows customers on select plans to choose ten numbers they want to call for free - any number, any network. These numbers are shared by other lines on the account and can be changed daily by accessing an online account system. Calls to and from these numbers, whether to a wireless or landline number, are free for the customer. My Circle has helped differentiate Alltel in the market while allowing customers to have control over their wireless service. Additionally, My Circle promotes customer loyalty. Existing customers were allowed to take advantage of My Circle without having to extend their contracts.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Product Offerings and Pricing (Continued)

During 2006, Alltel expanded its data service offerings through its first quarter launch of a new Mobile Web 2.0 service and second quarter launch of streaming radio service called “Axcess Radio”, which offers customers more than 40 channels of commercial free music. During the third quarter of 2006, Alltel became the first domestic carrier to provide XM radio to its customers via their mobile handsets and to offer a mobile podcasting service. In the fourth quarter of 2006, Alltel introduced its first location-based product offering, “Axcess Mobile Guide” available on the Samsung u520 and TeleNav GPS Navigator for the BlackBerry® 8703e handset devices. Axcess Mobile Guide offers customers with point to point navigation, as well as local search capabilities for restaurants, gas stations, ATM’s, movie theaters, lodging and emergency services.

In 2006, Alltel experienced significant growth in data revenues primarily driven by expansion of its Axcess Broadband data network, increased availability of smart phone and PC data card devices, and the launch of a new push e-mail service called “Office Sync” in the second quarter of 2006. In order to maximize the wireless data capabilities of the smart phone devices sold to its business customers, Alltel entered into several joint marketing relationships with third party software vendors, such as Skyscape, for intelligent healthcare solutions and GE Security Supra eKEY™ for property listing updates and electronic key boxes for realtors. These applications enable Alltel’s wireless data customers to access critical information at anytime from anywhere in the United States. In January 2007, Alltel launched “Celltop”, which is currently available on the Samsung u520 handset and will be available on all new phones by late 2007. Celltop offers customers an easier way to access, manage and organize a wide range of information already available via their cell phone. Celltop is free-of-charge and currently offers 10 cells that come pre-installed and via download. Each cell is a category-specific half screen comprised of graphics and text that provides shortcuts for users to navigate through information and applications including call log, weather, news, baseball, basketball, football, rodeo, stocks, text messaging inbox and ringtones.

Alltel offers prepaid voice service under two product names, “U Personalized Prepaid” and “Simple Freedom”. Prepaid service offers an alternative to postpaid service. Paying in advance for service allows customers to control their payment expenses and avoid overage charges, because prepaid service is only active until the funds on the account are depleted. “U Personalized Prepaid” was launched in the first quarter of 2006 in Alltel’s retail stores and authorized agent locations and allows customers to select from a family of customizable rate plans, including options to pay by the minute, the day or the month. Simple Freedom is sold exclusively in Wal-Mart and Kmart stores and offers a single pay as you go (by the minute) rate plan. Alltel’s prepaid customers are also able to choose from many Axcess services, including text messaging, picture messaging and content downloads. As of December 31, 2006, prepaid customers represented approximately 10 percent of Alltel’s wireless customer base.

Primarily driven by improvements in data revenues and the effects of Universal Service Fund (“USF”) support received by Alltel as an Eligible Telecommunications Carrier (“ETC”), retail revenue per customer per month increased 1 percent to $47.02 in 2006, compared to $46.68 in 2005. Maintaining low postpay customer churn rates (average monthly rate of customer disconnects) is a primary goal of the Company, particularly as customer growth rates slow due to increased competition and higher penetration levels in the marketplace. Alltel experienced an average monthly postpay customer churn rate in its wireless service areas of 1.57 percent for the year ended December 31, 2006, compared to 1.77 percent and 1.74 percent for the years ended December 31, 2005 and 2004, respectively. To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.

Marketing

Alltel’s marketing strategy is to create and execute products, services and communications that drive growth while optimizing its marketing return on investment and minimizing customer churn rates. The Company’s marketing campaigns emphasize that Alltel is a customer-focused communications company offering the nation’s largest wireless network—covering more of the country than any other wireless company. The Company builds consumer awareness and promotes the Alltel brand by strategically advertising and differentiating relevant customer benefits, calling plans, price promotions and new products. The Alltel brand works to establish an emotional connection with current and prospective customers by focusing on meeting the real needs of the customer. The Company’s marketing campaigns target distinct customer segments by usage patterns including individuals, families, and businesses. Alltel uses segmented marketing to target new customers, especially those switching from other carriers, as well as retaining current customers.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Distribution

Alltel distributes its products and services in each of its markets through Company retail stores, Company retail kiosks, dealers and direct sales representatives. Alltel also distributes products utilizing direct fulfillment to customers who shop online at Alltel’s web store or by phone through Alltel’s sales action call centers. Using multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of Alltel’s products and services and to reduce its reliance on any single distribution channel.

Alltel currently conducts its retail operations in almost 800 locations strategically located in neighborhood retail centers and shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company’s retail focus is to attract new customers through competitive phone and service offerings as well as to offer existing customers new and expanded services.

Alltel also contracts with large national retail stores to sell wireless products and services directly through its own kiosks. The Company utilizes retail sales representatives at kiosks in large retailers to take advantage of high traffic generated by the retailers. Existing customers can purchase wireless telephone accessories, pay bills or inquire about Alltel’s services and features while in retail stores or at kiosks. Through dedicated customer service at its retail stores and kiosks, the Company’s goal is to build customer loyalty and increase the retention rate of new and existing customers.

Alltel’s direct sales force focuses its efforts on selling and servicing larger business customers who have multiple lines of service. Direct sales representatives are trained to sell to and service the demands of larger wireless customers who often have special service and equipment requirements.

The Company enters into dealer agreements with national and local retailers and discounters in its markets. In exchange for a commission payment, these dealers solicit customers for the Company’s wireless services. The commission payment is subject to charge-back provisions if the customer fails to maintain service for a specified period of time. Similar to the Company’s retail stores and kiosks, the majority of Alltel’s dealers can also service existing customers by offering additional services, features, accessories, and taking bill payments. This arrangement increases store traffic and sales volume for the dealers and provides a valuable source of new customers for the Company. Alltel actively supports its dealers with regular training and promotional support.

Alltel provides consumers an opportunity to shop for the majority of Alltel’s products and services by phone or the internet via Alltel’s web store, shopalltel.com. Phones and accessories purchased through these distribution channels are delivered directly to the customer. These channels provide customers with exclusive pricing where appropriate, and are able to respond quickly to market changes.

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

In the current wireless market, Alltel’s ability to compete also depends on its ability to offer regional and national calling plans to its customers. As previously noted, the Company depends on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by Alltel’s network. These agreements are subject to renewal and termination if certain events occur, including if network quality standards are not maintained. If the Company were unable to maintain or renew these agreements, Alltel’s ability to continue to provide competitive regional and nationwide wireless service to its customers could be impaired, which, in turn, would have an adverse effect on its operations.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Technology

Since inception, mobile wireless technologies have seen significant improvements in speed, capacity, quality, and reliability. The first-generation of wireless technology was analog, while second-generation technologies employ digital signal transmission technologies. Third-generation technologies, which are currently being deployed in the United States, provide even greater data transmission rates and allow the provision of enhanced data services.

Alltel will maintain its first-generation analog services until such time as the FCC no longer requires it. By the end of 2006, less than two percent of Alltel’s traffic remained on its analog network. Second-generation digital systems in the U. S. compress voice and data signals, enabling a single radio channel to simultaneously carry multiple signal transmissions. Compared to analog, CDMA digital technology provides expanded channel capacity and the ability to offer advanced services and functionality. In addition, digital technology improves call quality and offers improved customer call privacy.

Third-generation digital wireless technologies increase voice capacity, allow high-speed wireless packet data services, and are capable of supporting more complex data applications. In 2006, Alltel continued to deploy CDMA 2000 1xRTT data services, bringing this third-generation coverage to 94 percent of Alltel’s POPs, up from 92 percent in 2005. In addition, during 2006 the Company expanded its CDMA 2000 1xEV-DO deployments to include 50 percent of Alltel’s cell sites. The Company will continue to deploy 1x-EVDO and expects to equip approximately 65 percent of its cell sites with 1x-EVDO capability by the end of 2007, and approximately 90 percent of Alltel’s POPs will be covered as a result of EV-DO roaming agreements. EV-DO technologies provide a broadband wireless environment capable of supporting various leading edge wireless multimedia features and services along with enhanced speed on currently offered applications.

Regulation

Alltel is subject to regulation primarily by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers. The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings pending at the FCC, and state regulatory initiatives, the effects of which could significantly impact Alltel’s wireless telecommunications business in the future.

Regulation - Wireless Spectrum

Alltel holds FCC authorizations for Cellular Radiotelephone Service (“CRS”), PCS, and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the “FCC Licenses”). Generally, FCC licenses are issued initially for 10-year terms and may be renewed for additional 10-year terms upon FCC approval of the renewal application. The Company has routinely sought and been granted renewal of its FCC Licenses without contest and anticipates that future renewals of its FCC Licenses will be granted. Minority, non-controlling interests in an FCC license generally may be transferred or assigned without prior FCC approval, subject to compliance with the restrictions under the 96 Act on ownership interests held by foreign entities. However, significant changes in ownership or control of an FCC license require prior approval by the FCC, and interested parties are afforded the opportunity to file comments or formal petitions contesting the transaction.

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

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Regulation - Wireless Spectrum (Continued)

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

Under FCC and Federal Aviation Administration (“FAA”) regulations, wireless carriers must comply with certain requirements regarding the siting, lighting and construction of transmitter towers and antennas. In addition, federal, state, and local environmental regulations require carriers to comply with land use and radio frequency standards and require wireless facilities and handsets to comply with radio frequency radiation guidelines.

Regulation - Universal Service

To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. In the meantime, the FCC has increased the safe harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment from 28.5 percent to 37.1 percent and clarified the alternative methods under which CMRS providers contribute to the fund. CMRS providers also are eligible to receive support from the federal USF if they obtain designation as an ETC. The collection and distribution of USF fees are under continual review by federal and state legislative and regulatory bodies. A pending FCC proceeding, for example, could change the way universal service programs are funded and the way these funds are disbursed to program recipients.

The Company is designated as an ETC and receives USF support in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Company also receives state universal service support for certain product offerings in Texas. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC designation. As of December 31, 2006, the Company is compliant with the FCC regulations and all of the federal and state reporting requirements and other obligations. Alltel expects to receive approximately $65.0 to $70.0 million of USF support each quarter during 2007.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Regulation - E-911

Wireless service providers are required by the FCC to provide E-911 in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. In phase two, CMRS carriers that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds, culminating with a requirement that carriers reach a 95 percent deployment level of ALI capable handsets within their subscriber base by December 31, 2005. ALI capability permits more accurate identification of the caller’s location by PSAPs. Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services.  In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area. Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.

Alltel began selling ALI-capable handsets in June 2002 and had complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain acquisitions. On September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones. The request included an explanation of the Company’s compliance efforts to date and the expected date when it will meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007. A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, also sought relief from the 95 percent requirement. On January 5, 2007, the FCC issued a number of orders denying certain of the waivers of the E-911 handset deployment requirement, including the waiver filed by the Company. The FCC’s order imposed reporting requirements on the Company and referred the issue of the Company’s compliance with the rules to the FCC’s Enforcement Bureau for consideration of further action. While the Company seeks to resolve this matter, it cannot predict the outcome of any proceeding before the FCC’s Enforcement Bureau, although fines and new handset deployment thresholds are possible.

Regulation - CALEA

CALEA requires wireless and wireline carriers to ensure that their networks are capable of accommodating lawful intercept requests received from law enforcement agencies. The FCC has imposed various obligations and compliance deadlines, with which Alltel has either complied or, as to the future deadline of May 14, 2007, for Voice Over Internet Protocol and Broadband Internet Access Services under the FCC’s May 12, 2006 order, will comply with CALEA and the FCC’s rules.

Regulation - Inter-Carrier Compensation

Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers. Additionally, CMRS carriers are characterized as “telecommunications carriers” under the 96 Act and not Local Exchange Carriers (“LECs”). Consequently, CMRS carriers are not subject to the interconnection, resale, unbundling, and other obligations applicable to LECs under the 96 Act until such time as the FCC makes a finding that treatment of CMRS carriers as LECs is warranted. The 96 Act also eliminated any requirement that CMRS carriers provide subscribers with equal access to their long-distance carrier of choice, although the FCC is empowered under the 96 Act to impose an equal access requirement on CMRS carriers through rulemaking should market conditions so warrant. There is a pending rulemaking at the FCC addressing inter-carrier compensation, which could impact Alltel’s future costs to provide service.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Regulation - Telephone Numbers

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

CMRS providers in the top 100 markets were required by the FCC to implement by November 24, 2003 (and, for all other markets, by May 24, 2004, or six months after the carrier receives its first request to port, whichever is later) wireless local number portability (“WLNP”), which permits customers to retain their existing telephone number when switching to another telecommunications carrier. The FCC has also required LECs in the top 100 markets, beginning on November 24, 2003 (and beginning on May 24, 2004 for all other markets), to port numbers to wireless carriers where the coverage area of the wireless carrier (i.e., the area in which the wireless carrier provides service) overlaps the geographic location of the rate center in which the wireline number is provisioned, provided that the wireless carrier maintains the rate center designation of the number. An appeal by the United States Telecommunications Association (“USTA”), along with certain rural telephone companies, of the FCC’s November 10, 2003 decision before the U.S. Court of Appeals for the District of Columbia Circuit was denied, although the FCC's order with respect to the intermodal porting obligations of certain small carriers was stayed and remanded to the FCC for further proceedings to address its regulatory flexibility analysis.

Regulation - Customer Billing

The FCC requires CMRS carriers to ensure that the descriptions of line items on customer bills are clear and not misleading, and has declared that any representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The Federal Court of Appeals for the Eleventh Circuit has vacated an order of the FCC preempting states from requiring or prohibiting the use of line items on CMRS carriers’ bills and remanded the decision to the FCC for further proceedings. The FCC is also considering additional CMRS billing regulations.

Regulation - CMRS Roaming

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

Regulation - Customer Proprietary Network Information (“CPNI”)

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

Regulation - Analog Sunset

Under current FCC rules, a carrier will not be required to offer analog wireless services after February 2008. This analog “sunset” rule is the subject of petitions seeking extension beyond 2008.

ALLTEL Corporation
Form 10-K, Part I

Item 1. Business

Regulation - Warn Act/Emergency Alerts

On October 13, 2006, the Warn Act was signed into law, which provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols adopted by the FCC. The FCC has convened the industry advisory committee required under the Warn Act to begin consideration of technical standards and operating protocols.

Item 1A. Risk Factors

Alltel faces intense competition in its businesses that could reduce its market share or adversely affect its financial performance.

Substantial and increasing competition exists in the wireless communications industry. Multiple wireless service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless service providers and resell them to their customers. In January 2003, the FCC lifted its rule imposing limits on the amount of spectrum that can be held by one provider in a specific market. Competition may continue to increase as a result of recent consolidation in the communications industry and to the extent that there are other consolidations in the future involving its competitors. The upcoming 700 MHz spectrum auction could also provide carriers an opportunity to extend operations into new geographic areas, thereby increasing competition and adversely affecting roaming revenues.

A majority of Alltel’s wireless markets have multiple carriers. The presence of multiple carriers within Alltel's wireless markets combined with the effects of aggregate penetration of wireless services in all markets has made it increasingly difficult to attract new customers and retain existing ones. While the recent consolidation in the wireless industry may reduce the number of carriers in Alltel’s markets, the carriers resulting from such consolidation will be larger and potentially more effective in their ability to compete with Alltel. As a result of increased competition, Alltel anticipates that the price per minute for wireless voice services will decline while costs to acquire customers, including, without limitation, handset subsidies and advertising and promotion costs, may increase. Alltel’s ability to continue to compete effectively will depend upon its ability to anticipate and respond to changes in technology, customer preferences, new service offerings (including bundled offerings), demographic trends, economic conditions and competitors’ pricing strategies. Failure to successfully market its products and services or to adequately and timely respond to competitive factors could reduce Alltel’s market share or adversely affect its revenue or net income.

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

As a provider of wireless communication services, Alltel is subject to regulation by the FCC. The FCC has rules governing the construction and operation of wireless communications systems and licensing and technical standards for the provision of wireless communication services. The FCC also regulates the terms under which ancillary services may be provided through wireless facilities. While the FCC has authority to regulate rates for wireless services, it has so far refrained from doing so. States are also permitted to regulate the terms and conditions of wireless services which are unrelated to either rates or market entry. The FCC and various state commissions regulate Alltel’s status as an ETC, which qualifies Alltel to receive support from the Universal Service Fund. In addition, the FCC and FAA regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction is also subject to state and local zoning as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown and could result in higher operating expenses in the future, and changes to other regulations (such as those relating to designation as an ETC) could result in loss of revenue in the future.

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

Item 1A. Risk Factors (Continued)

Rapid and significant changes in technology could require Alltel to significantly increase capital investment or could result in reduced demand for its services.

Technologies for wireless communications are rapidly changing. In the majority of Alltel’s wireless markets, it employs CDMA, which is a second-generation digital technology providing expanded channel capacity and the ability to offer advanced services and functionality. Alltel is currently deploying CDMA 2000, 1XRTT and EV-DO technologies, which are third-generation technologies that increase voice capacity, allow high-speed data services and are capable of addressing more complex data applications. Deployment of third-generation digital technologies will require Alltel to make additional capital investments.

CDMA-based technologies currently serve less than 20 percent of the wireless users worldwide, with Global System for Mobil Communications, or GSM-based technologies being the predominant technology globally. The GSM operators are deploying Universal Mobile Telecommunications System, or UMTS, technology as they migrate to third-generation networks. If the global market for CDMA-based technologies decreases further and leads to either higher prices or lower availability of infrastructure equipment or handsets supporting CDMA-based technologies, Alltel could be forced to migrate to either GSM- or UMTS-based technologies to remain competitive. This would require Alltel to make extensive capital investments and potentially incur asset write-downs, which could adversely affect the Company’s future results of operations and cash flows.

Item 1B. Unresolved Staff Comments

No reportable information under this item.

Item 2. Properties

Alltel’s corporate headquarters are located in Little Rock, Arkansas. The Company maintains customer care call centers, retail store locations, switching centers, cell tower sites and data centers throughout the United States. Certain of these facilities are leased. All of the Company’s property is considered to be in good working condition and suitable for its intended purposes. A summary of the Company’s gross investment in property, plant and equipment is presented below.

(Millions)
Land	$314.9
Buildings and improvements	955.1
Operating plant and equipment	7,933.8
Information processing	1,048.1
Furniture and fixtures	173.8
Total	$10,425.7

Operating plant and equipment consists of cell site towers, switching, controllers and other radio frequency equipment. Information processing plant consists of data processing equipment, purchased software and capitalized internal use software costs.

ALLTEL Corporation
Form 10-K, Part I

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2006.

Form 10-K, Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The outstanding shares of Alltel’s Common Stock are listed and traded on the New York Stock Exchange and trade under the symbol AT. The following table reflects the range of high, low and closing prices of Alltel’s Common Stock as reported by Thomson Financial for each quarter in 2006 and 2005:

					Dividend
Year	Qtr.	High	Low	Close	Declared
2006	4th	$62.66	$52.83	$60.48	$.125
	3rd	$65.64	$52.34	$55.50	$.173
	2nd	$66.45	$59.32	$63.83	$.385
	1st	$67.96	$58.80	$64.75	$.385
2005	4th	$68.19	$58.00	$63.10	$.385
	3rd	$66.95	$60.45	$65.11	$.380
	2nd	$62.36	$54.82	$62.28	$.380
	1st	$59.85	$54.20	$54.85	$.380

As previously discussed, on July 17, 2006, Alltel completed the spin-off of its wireline business to its stockholders. Market prices presented in the table above include the value of the wireline business through the date of the spin-off. Following the spin-off, Alltel lowered its annual dividend rate from $1.54 to $.50 per share. Dividends declared for the third quarter of 2006 included a one-time dividend of $.048 per share related to the spin-off.

As of December 31, 2006, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers’ accounts was 181,000.

(b)	Not applicable.

(c)
On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. During the third quarter of 2006, Alltel repurchased 12,847,500 shares of its common stock at a total cost of $709.0 million, or an average cost of $55.19 per share. Alltel did not repurchase any of its common shares during the first six months of 2006. Information pertaining to this authorization for the fourth quarter of 2006 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
October 1-31, 2006	5,500,000	$56.66	5,500,000	$1,979.4 million
November 1-30, 2006	5,125,000	$55.89	5,125,000	$1,692.9 million
December 1-31, 2006	5,000,000	$57.70	5,000,000	$1,404.4 million
Totals	15,625,000	$56.74	15,625,000

ALLTEL Corporation
Form 10-K, Part II

Item 6. Selected Financial Data

For information pertaining to Selected Financial Data of Alltel, refer to pages F-28 and F-29 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alltel, refer to pages F-2 to F-27 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to page F-23 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of Alltel, refer to pages F-30 to F-73 of the Financial Supplement, which is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-31 of the Financial Supplement, is incorporated by reference herein.

(c)	Changes in internal control over financial reporting.

As of September 30, 2006, Alltel’s management determined that the Company did not maintain effective controls over its accounting for unusual and complex transactions. Specifically, as described in Alltel’s Current Report on Form 8-K/A filed on November 1, 2006, the Company did not maintain effective controls to ensure that its accounting for its spin-off and merger of its wireline business was accounted for in accordance with generally accepted accounting principles. This resulted in an adjustment to retained earnings, additional paid in capital and income from discontinued operations. Accordingly, Alltel’s management determined that the control deficiency constituted a material weakness in the Company’s internal control over financial reporting.

ALLTEL Corporation
Form 10-K, Part II

Item 9A. Controls and Procedures  (Continued)

(c)	Changes in internal control over financial reporting, continued.

In the fourth quarter of 2006, Alltel’s management implemented changes to Alltel’s internal control over financial reporting to reduce the likelihood of an error arising out of unusual and complex transactions in the future. The changes to Alltel’s internal control over financial reporting included enhancing roles and responsibilities for researching and reviewing the accounting treatment and financial statement presentation of unusual and complex transactions.

With the implementation of the above-described changes to Alltel’s internal control over financial reporting, Alltel’s management has concluded that the material weakness with respect to accounting for unusual and complex transactions has been fully remediated as of December 31, 2006. Other than the changes to internal control over financial reporting discussed in the previous paragraph, there were no changes in Alltel’s internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, Alltel’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Form 10-K, Part III

Item 10. Directors, Executive Officers and Corporate Governance

For information pertaining to Directors of ALLTEL Corporation refer to “Election of Directors” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. There have been no material changes to the procedures by which stockholders recommend director candidates since March 16, 2006. For information pertaining to the Audit Committee of Alltel’s Board of Directors and the audit committee financial expert refer to “Board and Board Committee Matters” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

Name	Age	Position
Scott T. Ford	44	President and Chief Executive Officer
Kevin L. Beebe	47	Group President - Operations
Jeffrey H. Fox	44	Group President - Shared Services
C.J. Duvall Jr.	48	Executive Vice President - Human Resources
Sharilyn S. Gasaway	38	Executive Vice President - Chief Financial Officer
Richard N. Massey	50	Executive Vice President - General Counsel and Secretary
Keith A. Kostuch	44	Senior Vice President - Strategic Planning
Sue P. Mosley	48	Controller
John A. Ebner	37	Treasurer

There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. Scott T. Ford is the son of Joe T. Ford, Chairman of Alltel’s Board of Directors. Each of the officers named above has been employed by Alltel or a subsidiary for the last five years, except for Richard N. Massey. Prior to joining Alltel in January 2006 and since 2000, Mr. Massey was a managing director at Stephens Inc. of Little Rock, Arkansas, heading up that firm’s information and communications practice and assisting clients with mergers and acquisitions.

Alltel has a code of ethics that applies to all employees and members of the Board of Directors. Alltel’s code of ethics, referred to as the “Working with Integrity” guidelines, is posted on the Investor Relations page of the Company’s web site (www.alltel.com) under “corporate governance”. Alltel will disclose in the corporate governance section of the Investor Relations page on its web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. Alltel will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Director-Investor Relations, ALLTEL Corporation, One Allied Drive, Little Rock, Arkansas 72202.

ALLTEL Corporation
Form 10-K, Part III

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Discussion and Analysis” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Compensation Committee of Alltel’s Board of Directors, refer to “Compensation Committee Report” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of Alltel securities, refer to “Security Ownership of Certain Beneficial Owners and Management” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Set forth below is additional information as of December 31, 2006 about shares of the Company’s common stock that may be issued upon the exercise of options under the Company’s existing equity compensation plans, segregated between plans approved by Alltel’s stockholders and plans not submitted to the stockholders for approval.

	(a)	(b)	(c)
(Thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved
by security holders (1)	15,807.1	$47.23	13,812.0
Equity compensation plans not approved
by security holders	-	-	-
Totals	15,807.1	$47.23	13,812.0

(1)
Includes the ALLTEL Corporation 1991 Stock Option Plan, ALLTEL Corporation 1994 Stock Option Plan for Employees, ALLTEL Corporation 1994 Stock Option Plan for Nonemployee Directors, ALLTEL Corporation 1998 Equity Incentive Plan, and the ALLTEL Corporation 2001 Equity Incentive Plan.

(2)
Does not include 369,159 stock options with a weighted-average exercise price of $27.57, which were assumed by Alltel in connection with the Company’s mergers with 360° Communications Company in 1998 and Western Wireless Corporation in 2005. These options were issued under the Amended and Restated 360° Communications Company 1996 Equity Incentive Plan, 360° Communications Company 1996 Replacement Stock Option Plan, Western Wireless Corporation 2005 Long-Term Equity Incentive Plan and the Amended and Restated 1994 Management Incentive Stock Option Plan of Western Wireless Corporation. These plans have been frozen since the merger dates, with respect to the granting of any additional options.

Item 13. Certain Relationships and Related Transactions and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to Director Independence, refer to “Board and Board Committee Matters” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in Alltel’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

ALLTEL Corporation
Form 10-K, Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)     The following documents are filed as a part of this report:

1.
Financial Statements:
The following Consolidated Financial Statements of ALLTEL Corporation and subsidiaries for the year ended December 31, 2006, included in the Financial Supplement, which is incorporated by reference herein:

Financial Supplement Page Number
	Management’s Report on Internal Control Over Financial Reporting	F-31
	Report of Independent Registered Public Accounting Firm	F-32 - F-33
	Consolidated Balance Sheets - as of December 31, 2006 and 2005	F-34
	Consolidated Statements of Income - for the years ended December 31, 2006, 2005 and 2004	F-35
Consolidated Statements of Cash Flows -
	for the years ended December 31, 2006, 2005 and 2004	F-36
Consolidated Statements of Shareholders’ Equity -
	for the years ended December 31, 2006, 2005 and 2004	F-37
	Notes to Consolidated Financial Statements	F-38 - F-73

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	20
	Schedule II. Valuation and Qualifying Accounts	21

3.	Exhibits:
	Exhibit Index	22-29

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

ALLTEL Corporation
Registrant

By	/s/ Scott T. Ford	Date: February 20, 2007
Scott T. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sharilyn S. Gasaway	Date: February 20, 2007
Sharilyn S. Gasaway, Executive Vice President -
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott T. Ford
Scott T. Ford, President, Chief Executive Officer and Director
		By	/s/ Sharilyn S. Gasaway
*Sue P. Mosley, Controller (Principal Accounting Officer)		* (Sharilyn S. Gasaway, Attorney-in-fact)
Date: February 20, 2007
*Joe T. Ford, Chairman and Director

*John R. Belk, Director

*Peter A. Bridgman, Director

*William H. Crown, Director

*Lawrence L. Gellerstedt III, Director

*Emon A. Mahony, Jr., Director

*John P. McConnell, Director

*Josie C. Natori, Director

*John W. Stanton, Director

*Warren A. Stephens, Director

*Ronald Townsend, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors of ALLTEL Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 20, 2007 appearing in this 2006 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 20, 2007

ALLTEL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to		Charged			Balance at
	Beginning	Cost and		to Other	Deductions		End of
Description	of Period	Expenses		Accounts	Describe		Period
Allowance for doubtful accounts,
customers and other:
For the years ended:
December 31, 2006	$70.6	$227.3		$ -	$243.0	(A)	$54.9
December 31, 2005	$37.0	$192.5		$ -	$158.9	(A)	$70.6
December 31, 2004	$29.5	$146.5		$ -	$139.0	(A)	$37.0

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2006	$14.2	$ 4.6		$ -	$ -		$18.8
December 31, 2005	$16.2	$ 2.6		$ 0.7	$ 5.3	(B)	$14.2
December 31, 2004	$13.5	$ 2.7		$ -	$ -		$16.2

Accrued liabilities related to restructuring
and other charges:
For the years ended:
December 31, 2006	$ 0.2	$ 13.7	(C)	$ -	$ 13.8	(D)	$ 0.1
December 31, 2005	$ 0.7	$ 23.0	(E)	$ -	$ 23.5	(F)	$ 0.2
December 31, 2004	$ 0.5	$ 39.3	(G)	$ -	$ 39.1	(H)	$ 0.7

Notes:
(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Reduction in valuation allowance due to utilization of state net operating loss carryforwards.

(C)
During 2006, Alltel recorded integration expenses of $13.7 million related to its acquisition of Western Wireless Corporation (“Western Wireless”) in 2005 and the acquisitions of Midwest Wireless Holdings and wireless properties in Illinois, Texas and Virginia completed during 2006.

(D)	Included cash outlays of $13.8 million for expenses paid in 2006, primarily consisting of branding, signage and computer system conversion costs related to the acquisitions discussed in Note (C).

(E)
During 2005, Alltel recorded integration expenses of $23.0 million in connection with its exchange of wireless assets with Cingular Wireless LLC (“Cingular”), merger with Western Wireless and the acquisition of wireless properties in Alabama and Georgia.

(F)
Included cash outlays of $8.5 million for expenses paid in 2005 and non-cash charges of $15.0 million, primarily consisting of handset subsidies incurred to migrate the customer base to CDMA handsets in the markets acquired from Cingular and those acquired in Alabama and Georgia. The handset subsidies were included in the total amount of integration expenses discussed in Note (E).

(G)
During 2004, the Company recorded restructuring and other charges of $14.5 million related to a planned workforce reduction and the reorganization of its operations and support teams. Alltel also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities of $24.8 million.

(H)
Included cash outlays of $14.1 million for expenses paid in 2004 and non-cash charges of $25 million, primarily consisting of the carrying value of certain corporate and regional facilities discussed in Note (G).

See Note 10 on pages F-64 to F-65 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the restructuring and other charges recorded by Alltel in 2006, 2005 and 2004.

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

(10)(a)
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
*

(b)(1)(a)
Amendment, effective as of May 8, 2006, to Agreement by and between ALLTEL Corporation and Joe T. Ford effective as of July 26, 2001 (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the period ended March 31, 2006).
*

(c)(1)
Employment Agreement by and between ALLTEL Corporation and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(c)(9) to Form 10-Q for the period ended September 30, 2003).
*

(c)(1)(a)
Amendment, effective as of May 8, 2006, to Employment Agreement by and between ALLTEL Corporation and Scott T. Ford effective as of July 24, 2003 (incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the period ended March 31, 2006).
*

(c)(2)
Employment Agreement by and between Alltel Corporation and Scott T. Ford effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(c) to Form 10-Q for the period ended March 31, 2006).
*

(c)(3)
Employment Agreement by and between Alltel Corporation and Kevin L. Beebe effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(d) to Form 10-Q for the period ended March 31, 2006).
*

(c)(4)
Employment Agreement by and between Alltel Corporation and Jeffrey H. Fox effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(e) to Form 10-Q for the period ended March 31, 2006).
*

(c)(5)
Employment Agreement by and between Alltel Corporation and C.J. Duvall Jr. effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(f) to Form 10-Q for the period ended March 31, 2006).
*

(c)(6)
Employment Agreement by and between Alltel Corporation and Sharilyn S. Gasaway effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(g) to Form 10-Q for the period ended March 31, 2006).
*

(c)(7)
Employment Agreement by and between Alltel Corporation and Richard N. Massey effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(h) to Form 10-Q for the period ended March 31, 2006).
*

(c)(8)
Employment Agreement by and between Alltel Corporation and Keith A. Kostuch effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(i) to Form 10-Q for the period ended March 31, 2006).
*

(c)(9)
Employment Agreement by and between Alltel Corporation and Sue P. Mosley effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(j) to Form 10-Q for the period ended March 31, 2006).
*

(c)(10)
Employment Agreement by and between Alltel Corporation and John A. Ebner effective as of May 5, 2006 (incorporated herein by reference to Exhibit 10(k) to Form 10-Q for the period ended March 31, 2006).
*

(d)(1)
Alltel Corporation Supplemental Executive Retirement Plan, as amended and restated effective November 1, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2006 and filed with the Commission on November 3, 2006).
*

* Incorporated herein by reference as indicated.
(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(e)(1)
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
*

(e)(7)
Amendment No. 6 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective December 8, 2005 (incorporated herein by reference to Exhibit 10(e)(7) to Form 10-K for the fiscal year ended December 31, 2005).
*

(e)(8)
Amendment No. 7 to Executive Deferred Compensation Plan of ALLTEL Corporation (October 1, 1993 Restatement) effective November 1, 2006 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated November 1, 2006 and filed with the Commission on November 3, 2006).
*

(e)(9)
Deferred Compensation Plan for Directors of ALLTEL Corporation, as amended and restated effective October 1, 1993 (incorporated herein by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1993).
*

(e)(10)
Amendment No. 1 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) (incorporated herein by reference to Exhibit 10(f)(3) to Form 10-K for the fiscal year ended December 31, 1996).
*

(e)(11)
Amendment No. 2 to Deferred Compensation Plan for Directors of ALLTEL Corporation (October 1, 1993 Restatement) effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(9) to Form 10-K for the fiscal year ended December 31, 2002).
*

(e)(12)
ALLTEL Corporation 1999 Nonemployee Directors Stock Compensation Plan (as Amended and Restated effective January 22, 2004) (incorporated herein by reference to Exhibit (f)(10) to Form 10-K for the fiscal year ended December 31, 2003).
*

(e)(13)	ALLTEL Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(e)(14)
Amendment No. 1 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(11) to Form 10-K for the fiscal year ended December 31, 2002).
*

* Incorporated herein by reference as indicated.
(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(e)(15)
Amendment No. 2 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective April 25, 2002 (incorporated herein by reference to Exhibit 10(f)(12) to Form 10-K for the fiscal year ended December 31, 2002).
*

(e)(16)
Amendment No. 3 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective December 8, 2005 (incorporated herein by reference to Exhibit 10(e)(15) to Form 10-K for the fiscal year ended December 31, 2005).
*

(e)(17)
Amendment No. 4 to the ALLTEL Corporation 1998 Management Deferred Compensation Plan effective July 16, 2006 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K dated July 17, 2006 and filed with the Commission on July 21, 2006).
*

(e)(18)	ALLTEL Corporation 1998 Directors’ Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-Q for the period ended June 30, 1998).	*

(e)(19)
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

(f)(5)
ALLTEL Corporation Amended and Restated 1994 Stock Option Plan for Nonemployee Directors, effective November 1, 2006 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 1, 2006 and filed with the Commission on November 3, 2006).
*

(f)(6)	ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Annex G of ALLTEL Corporation Registration Statement (File No. 333-51915) on Form S-4 dated May 6, 1998).	*

(f)(7)	First and Second Amendments to ALLTEL Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(g)(9) to Form 10-K for the fiscal year ended December 31, 2000).	*

(f)(8)	ALLTEL Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Appendix C to Proxy Statement dated March 5, 2001).	*

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

(10)(g)(3)
Amended and Restated 1994 Management Incentive Stock Option Plan of Western Wireless Corporation (incorporated herein by reference to Form S-8 (File No. 333-127081) of ALLTEL Corporation filed with the Commission on August 1, 2005).
*

(h)(1)
Alltel Corporation Performance Incentive Compensation Plan, as amended and restated effective as of January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 20, 2006 and filed with the Commission on April 26, 2006).
*

(i)(1)
Alltel Corporation Long-Term Performance Incentive Compensation Plan, as amended and restated effective January 1, 2006 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated April 20, 2006 and filed with the Commission on April 26, 2006).
*

(j)(1)	ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

(j)(2)	Amendment No. 1 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(j)(3)	Amendment No. 2 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(j)(4)	Amendment No. 3 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended June 30, 2003).	*

(j)(5)	Amendment No. 4 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(9) to Form 10-Q for the period ended June 30, 2004).	*

(j)(6)	Amendment No. 5 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(7)	Amendment No. 6 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(8)	Amendment No. 7 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(7) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(9)	Amendment No. 8 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2003).	*

(j)(10)	Amendment No. 9 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(10) to Form 10-K for the fiscal year ended December 31, 2004).	*

(j)(11)	Amendment No. 10 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(11) to Form 10-K for the fiscal year ended December 31, 2004).	*

* Incorporated herein by reference as indicated.
(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(j)(12)	Amendment No. 11 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(12) to Form 10-K for the fiscal year ended December 31, 2004).	*

(j)(13)	Amendment No. 12 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(13) to Form 10-Q for the period ended September 30, 2005).	*

(j)(14)	Amendment No. 13 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(14) to Form 10-K for the fiscal year ended December 31, 2005).	*

(j)(15)	Amendment No. 14 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(15) to Form 10-K for the fiscal year ended December 31, 2005).	*

(j)(16)	Amendment No. 15 to ALLTEL Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(16) to Form 10-Q for the period ended June 30, 2006).	*

(k)(1)	ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l) to Form 10-Q for the period ended March 31, 2002).	*

(k)(2)	Amendment No. 1 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(k)(3)	Amendment No. 2 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(3) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(4)	Amendment No. 3 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(4) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(5)	Amendment No. 4 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(k)(6)
Amendment No. 5 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(l)(6) to Form 10-K for the fiscal year ended December 31, 2004).
*

(k)(7)	Amendment No. 6 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement). (incorporated herein by reference to Exhibit (10)(l)(7) to Form 10-Q for the period ended September 30, 2005).	*

(k)(8)
Amendment No. 7 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2005).
*

(k)(9)	Amendment No. 8 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(k)(9) to Form 10-Q for the period ended June 30, 2006).	*

* Incorporated herein by reference as indicated.
(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(k)(10)	Amendment No. 9 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(k)(10) to Form 10-Q for the period ended June 30, 2006).	*

(k)(11)	Amendment No. 10 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement).	(a)

(k)(12)	Amendment No. 11 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement).	(a)

(k)(13)	Amendment No. 12 to ALLTEL Corporation Profit Sharing Plan (January 1, 2002 Restatement).	(a)

(l)(1)	ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*

(l)(2)	Amendment No. 1 to ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement).	(a)

(l)(3)	Amendment No. 2 to ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement).	(a)

(l)(4)
Amendment No. 3 to ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K dated July 17, 2006 and filed with the Commission on July 21, 2006).
*

(l)(5)	Amendment No. 4 to ALLTEL Corporation Benefit Restoration Plan (January 1, 1996 Restatement).	(a)

(m)(1)	ALLTEL Corporation Comprehensive Plan of Group Insurance (January 1, 2006 Restatement).	(a)

(n)(1)	Amended and Restated ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*

(n)(2)	First Amendment to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(n)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(n)(3)
Amendment No. 2 to ALLTEL Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K dated July 17, 2006 and filed with the Commission on July 21, 2006).
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
(a) Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(o)(7)	Amendment No. 6 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-Q for the period ended June 30, 2004).	*

(o)(8)	Amendment No. 7 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(o)(8) to Form 10-K for the fiscal year ended December 31, 2004).	*

(o)(9)	Amendment No. 8 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(o)(9) to Form 10-Q for the period ended September 30, 2005).	*

(o)(10)	Amendment No. 9 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(n)(10) to Form 10-K for the fiscal year ended December 31, 2005).	*

(o)(11)	Amendment No. 10 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(n)(11) to Form 10-Q for the period ended June 30, 2006).	*

(o)(12)	Amendment No. 11 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(n)(12) to Form 10-Q for the period ended June 30, 2006).	*

(o)(13)	Amendment No. 12 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(n)(13) to Form 10-Q for the period ended June 30, 2006).	*

(o)(14)	Amendment No. 13 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

(o)(15)	Amendment No. 14 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

(11)	Statement Re: Computation of per share earnings.	(a)

(12)	Statement Re: Computation of ratios.	(a)

(21)	Subsidiaries of ALLTEL Corporation.	(a)

(23)	Consent of PricewaterhouseCoopers LLP.	(a)

(24)	Powers of attorney.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

* Incorporated herein by reference as indicated.
(a) Filed herewith.

ALLTEL CORPORATION

FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

ALLTEL CORPORATION

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Management’s Discussion and Analysis of Financial Condition
and Results of Operations	F-2 - F-27

Selected Financial Data	F-28 - F-29

Management’s Responsibility for Financial Statements	F-30

Management’s Report on Internal Control Over Financial Reporting	F-31

Report of Independent Registered Public Accounting Firm	F-32 - F-33

Annual Financial Statements:

Consolidated Balance Sheets
as of December 31, 2006 and 2005	F-34

Consolidated Statements of Income
for the years ended December 31, 2006, 2005 and 2004	F-35

Consolidated Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004	F-36

Consolidated Statements of Shareholders’ Equity
for the years ended December 31, 2006, 2005 and 2004	F-37

Notes to Consolidated Financial Statements	F-38 - F-73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary
As further discussed below, on July 17, 2006, ALLTEL Corporation (“Alltel” or the “Company”) completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor Communications Group, Inc. (“Valor”), creating a new entity, Windstream Corporation (“Windstream”). The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products. Following the spin-off, Alltel provides wireless communications services to nearly 12 million customers in 36 states. Among the highlights in 2006:

•
Revenues and sales increased 20 percent over 2005 driven by postpay customer growth, increased revenues derived from data services and additional Eligible Telecommunications Carrier (“ETC”) support. Growth in revenues and sales in 2006 also reflected the effects of Alltel’s August 1, 2005 acquisition of Western Wireless Corporation (“Western Wireless”). Average monthly revenue per customer and monthly retail revenue per customer increased year-over-year 2 percent and 1 percent to $52.68 and $47.02, respectively, as the growth in data and ETC revenues discussed above was partially offset by decreases in voice revenues per customer. Average revenue per customer for 2006 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.

•
Gross customer additions were 3.8 million in 2006, and net customer additions were 1.2 million. Excluding the effects of acquisitions and dispositions, gross customer additions were 3.3 million in 2006, a 17 percent increase from a year ago, while net customer additions were 640,000, an 87 percent increase from 2005. Alltel added 379,000 net postpay customers and 261,000 net prepaid customers during 2006. The net gain in prepaid customers included the addition of 102,000 net customers in the fourth quarter of 2006, driven by continued success of both Alltel’s “U” prepaid service and Simple Freedom, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart. Postpay churn decreased 20 basis points from 2005 to 1.57 percent, while total churn, which includes prepay customer losses, declined 17 basis points year-over-year to 2.00 percent.

•
Operating income increased 20 percent from a year ago, primarily reflecting the growth in revenues and sales noted above. Growth in operating income was affected by additional customer acquisition costs due to the significant increase in gross customer additions noted above.

During 2006, Alltel signed a 10-year roaming agreement with Sprint Nextel Corporation (“Sprint”) and extended its GSM roaming agreement with Cingular Wireless LLC (“Cingular”) until 2012. The Sprint roaming agreement provides for voice, 1xRTT and EV-DO roaming and expands on Alltel’s existing roaming relationship with Sprint, while the Cingular roaming agreement provides for the opportunity to expand GSM roaming services. During 2006, Alltel also expanded its opportunities for selling additional wireless data service through the launch of an EV-DO BlackBerry® device and several new data applications. During 2007, Alltel expects to continue to launch new data applications and products to take advantage of its expanded EV-DO coverage, resulting from the Company’s network build-out, as well as the extension of its EV-DO footprint with the Sprint roaming agreement discussed above. The Company also launched its “My Circle” offering, which enables Alltel customers, on select rate plans, to make and receive unlimited calls to up to ten phone numbers connected to any wireless or wireline network.

During 2007, Alltel will continue to face significant challenges resulting from competition in the wireless industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing these challenges, Alltel will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.

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

Immediately after the consummation of the spin-off, Alltel Holding merged with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, Windstream, and the stockholders of Valor owned the remaining 15 percent of such equity interests.

As further discussed below, following the spin-off of the wireline business, Alltel completed a tax-free debt exchange in which Alltel transferred the Spinco Securities to two investment banks in exchange for approximately $1.7 billion of Alltel debt securities. In addition, proceeds from the special cash dividend were used during 2006 to fund Alltel’s repurchase of approximately 28.5 million of its common shares at a total cost of $1,595.6 million and to fund a portion of the repurchase of $1.0 billion of long-term debt.

ACQUISITIONS COMPLETED DURING 2006, 2005 AND 2004
Alltel positioned its wireless business for future growth opportunities as a result of the Company’s October 3, 2006 acquisition of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1.083 billion in cash. The final purchase price included $8.3 million of working capital adjustments. In connection with this acquisition, Alltel added approximately 450,000 wireless customers and expanded its wireless operations in Minnesota, Iowa and Wisconsin. As a condition of receiving approval for this acquisition from the Federal Communications Commission (“FCC”) and the U.S. Department of Justice (“DOJ”), Alltel agreed to divest four rural markets in Minnesota. On December 13, 2006, Alltel announced a definitive agreement to sell these markets to Rural Cellular Corporation (“Rural Cellular”) for cash. The transaction is expected to close by the end of the first quarter of 2007.

During the second quarter of 2006, Alltel purchased for $218.2 million in cash wireless properties covering approximately 727,000 potential customers (“POPs”) in Illinois, Texas and Virginia. On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. (“Palmetto MobileNet”) for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina. Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.

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

On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and approximately 212,000 customers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired spectrum and network assets in Kansas and wireless spectrum in Georgia and Texas. Alltel and Cingular also exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it managed in Michigan, Louisiana and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million in the second quarter of 2005 and an additional pretax gain of $30.5 million in the third quarter of 2005. On February 28, 2005, Alltel purchased wireless properties, representing approximately 900,000 POPs in Alabama and Georgia, for $48.1 million in cash. Through the completion of this transaction, Alltel added approximately 54,000 customers. During 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. In connection with these acquisitions, the Company paid $15.7 million in cash.

On December 1, 2004, Alltel completed the purchase of certain wireless assets from U.S. Cellular and TDS Telecommunications Corporation for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. The Company also purchased partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 229,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana. Through these transactions, Alltel added approximately 92,000 wireless customers.

The accounts and results of operations of the acquired wireless properties discussed above are included in the accompanying consolidated financial statements from the date of acquisition. (See Note 3 to the consolidated financial statements for additional information regarding these acquisitions.)

CUSTOMER AND OTHER OPERATING STATISTICS
(Thousands, except per customer amounts)	2006	2005	2004
Customers	11,823.9	10,662.3	8,626.5
Average customers	11,120.8	9,550.8	8,295.9
Gross customer additions (a)	3,825.4	4,523.2	2,812.7
Net customer additions (a)	1,161.6	2,035.8	603.1
Market penetration	15.0%	14.0%	13.8%
Postpay customer churn	1.57%	1.77%	1.74%
Total churn	2.00%	2.17%	2.23%
Retail minutes of use per customer per month (b)	634	597	494
Retail revenue per customer per month (c)	$47.02	$46.68	$44.39
Average revenue per customer per month (d)	$52.68	$51.69	$48.47
Cost to acquire a new customer (e)	$346	$332	$310

Notes:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the years ended December 31:

(Millions)	2006	2005	2004
Service revenues	$7,029.8	$5,924.5	$4,826.0
Less wholesale roaming revenues	(654.3)	(545.1)	(372.4)
Less wholesale transport revenues	(100.3)	(29.4)	(34.8)
Total retail revenues	$6,275.2	$5,350.0	$4,418.8

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

(e)
Cost to acquire a new customer is calculated by dividing the sum of product sales, cost of products sold and sales and marketing expenses (included within “Selling, general, administrative and other”), as reported in the consolidated statements of income, by the number of internal gross customer additions in the period. Customer acquisition costs exclude amounts related to the Company’s customer retention efforts. A reconciliation of the revenues, expenses and customer additions used in computing cost to acquire a new customer was as follows for the years ended December 31:

(Millions, customers in thousands)	2006	2005	2004
Product sales	$(606.4)	$(497.5)	$(396.0)
Cost of products sold	699.1	564.9	492.6
Sales and marketing expense	1,051.8	871.4	745.6
Total costs incurred to acquire new customers	$1,114.6	$938.8	$842.2
Gross customer additions, excluding acquisitions	3,303.9	2,830.1	2,720.3
Cost to acquire a new customer	$346	$332	$310

During 2006, the total number of customers served by Alltel increased by nearly 1.2 million customers, or 11 percent. As previously discussed, during the fourth quarter of 2006, Alltel completed the acquisition of Midwest Wireless and during 2006 also acquired wireless properties in Illinois, Texas and Virginia. The acquired properties accounted for approximately 562,000 of the overall increase in customers during 2006. Net customer additions for 2006 also reflect the pending disposition of four rural markets in Minnesota that are required to be divested as a condition of Alltel receiving regulatory approval for its acquisition of Midwest Wireless previously discussed. Excluding the effects of acquisitions and dispositions, Alltel added 379,000 net postpay customers and added 261,000 net prepaid customers during 2006. The non-acquisition-related increase in net customer additions in 2006 was driven primarily by lower churn, as further discussed below, and growth in the “My Circle” service offering.

The net gain in prepaid customers included the addition of 102,000 net customers in the fourth quarter of 2006, driven by continued success of both Alltel’s “U” prepaid service, which was launched during the first quarter of 2006, and Simple Freedom, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 15.0 percent as of December 31, 2006.

Comparatively, during 2005, the total number of wireless customers served by Alltel increased by more than 2.0 million customers, or 24 percent, compared to an annual growth rate in customers of 8 percent in 2004. As previously discussed, on August 1, 2005, Alltel completed the acquisition of Western Wireless. During 2005, Alltel also exchanged certain wireless properties with Cingular and U.S. Cellular and purchased wireless properties in Alabama and Georgia. The acquired properties accounted for approximately 1.7 million of the overall increase in wireless customers during 2005. Excluding the effects of acquisitions, Alltel added 344,000 net postpay wireless customers and 91,000 net prepaid customers during 2005. The net gain in prepaid customers reflected the addition of 90,000 net customers in the fourth quarter of 2005, driven by significant success of Simple Freedom. In the Western Wireless markets, net customer additions were 46,000, which included the addition of 25,000 customers resulting from conforming these markets to Alltel’s disconnect policies. Conversely, in the markets acquired in Alabama, Georgia and from Cingular, the Company incurred net losses of 138,000 customers primarily due to transition issues, as further discussed below. Excluding the effects of acquisitions, net wireless customer additions were 511,000 in 2004, substantially all of which were on postpay plans. As previously discussed, in the fourth quarter of 2004, the Company purchased wireless properties in Florida, Georgia, Louisiana, Mississippi, North Carolina, Ohio and Wisconsin. The acquired properties accounted for approximately 92,000 of the overall increase in wireless customers that occurred during 2004.

The level of customer growth for 2007 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a highly competitive marketplace. Alltel will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans, launching new or enhanced product offerings, selling additional services to existing customers, integrating acquired operations, and pursuing strategic acquisitions.

Alltel continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. Alltel believes that its improvements in customer service levels, digital network expansion, proactive retention efforts and the success of the “My Circle” offering contributed to the decrease in postpay customer churn in 2006 compared to the same period a year ago. Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in 2006 compared to 2005.

Retail revenue per customer per month and average revenue per customer per month both increased slightly in 2006 compared to the same period a year ago, reflecting growth in data revenues and additional ETC support. Retail revenue per customer per month increased to $47.02 in 2006 from $46.68 in 2005, while average revenue per customer per month increased to $52.68 from $51.69 in 2005. Average revenue per customer for 2006 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network. Growth in both retail and average revenue per customer per month in 2006 was affected by increased sales of family and prepay rate plans, decreased voice revenues per customer and limited ETC revenue growth, trends which Alltel expects to continue in 2007. Accordingly, growth in service revenues and sustaining average revenue per customer per month in 2007 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Compared to 2004, average revenue per customer per month increased 7 percent in 2005 to $51.69 and retail revenue per customer per month increased 5 percent in 2005 to $46.68. Excluding the acquired Cingular and Western Wireless markets, both average revenue per customer and retail revenue per customer increased 5 percent from the same period a year ago to $50.69 and $46.49, respectively, reflecting Alltel’s continued focus on quality customer growth, improvements in data revenues and additional ETC support.

The cost to acquire a new wireless customer represents sales, marketing and advertising costs and the net equipment cost, if any, for each new customer added. The increase in cost to acquire a new customer in 2006 primarily reflected additional advertising and commissions costs, as further discussed below. In addition, net equipment cost also increased $25.3 million in 2006 compared to 2005, consistent with the growth in non-acquisition-related gross customer additions and the selling of higher-cost wireless handsets that offer advanced features and capabilities. The increase in cost to acquire a new customer in 2005 primarily reflected additional advertising and commissions costs, incremental expenses related to Alltel’s rebranding initiative and increased promotional activities in the acquired Cingular and Western Wireless markets. The increase in cost to acquire a new customer in 2005 attributable to these factors were partially offset by improved margins on the sales of wireless handsets, reflecting the favorable effects of selling higher-priced phones, and to a lesser extent, vendor rebates. During 2006, approximately 58 percent of the gross customer additions came from Alltel’s internal distribution channels, compared to approximately 59 percent in 2005 and 66 percent in 2004. Alltel’s internal distribution channels include Company retail stores and kiosks located in shopping malls, other retail outlets and mass merchandisers. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to dealers. Although Alltel intends to manage the costs of acquiring new customers during 2007 by continuing to enhance its internal distribution channels, the Company will also continue to utilize its large dealer network.

CONSOLIDATED RESULTS OF OPERATIONS
(Millions, except per share amounts)	2006	2005	2004
Revenues and sales:
Service revenues	$7,029.8	$5,924.5	$4,826.0
Product sales	854.2	648.0	472.9
Total revenues and sales	7,884.0	6,572.5	5,298.9
Costs and expenses:
Cost of services	2,340.6	1,959.9	1,552.6
Cost of products sold	1,176.9	941.8	743.6
Selling, general, administrative and other	1,755.3	1,518.8	1,268.6
Depreciation and amortization	1,239.9	994.8	775.9
Integration expenses, restructuring and other charges	13.7	23.0	39.3
Total costs and expenses	6,526.4	5,438.3	4,380.0
Operating income	1,357.6	1,134.2	918.9
Non-operating income, net	97.5	121.5	9.7
Interest expense	(282.5)	(314.5)	(333.1)
Gain on exchange or disposal of assets and other	126.1	218.8	-
Income from continuing operations before income taxes	1,298.7	1,160.0	595.5
Income taxes	475.0	424.5	183.4
Income from continuing operations	823.7	735.5	412.1
Income from discontinued operations, net of tax	305.7	603.3	634.1
Income before cumulative effect of accounting change, net of tax	1,129.4	1,338.8	1,046.2
Cumulative effect of accounting change	-	(7.4)	-
Net income	$1,129.4	$1,331.4	$1,046.2
Basic earnings per share:
Income from continuing operations	$2.15	$2.16	$1.34
Income from discontinued operations	.80	1.77	2.06
Cumulative effect of accounting change	-	(.02)	-
Net income	$2.95	$3.91	$3.40
Diluted earnings per share:
Income from continuing operations	$2.14	$2.14	$1.34
Income from discontinued operations	.79	1.75	2.05
Cumulative effect of accounting change	-	(.02)	-
Net income	$2.93	$3.87	$3.39

Total revenues and sales increased 20 percent, or $1,311.5 million, and service revenues increased by 19 percent, or $1,105.3 million, in 2006 compared to the prior year. The acquisitions completed in 2006 combined with the effects of including a full year of revenues and sales for the markets acquired in 2005 from Western Wireless and Cingular previously discussed accounted for approximately $867.6 million and $904.0 million of the overall increases in service revenues and total revenues and sales in 2006, respectively. In addition to the effects of the acquisitions, service revenues also reflected growth in access revenues, which increased $75.5 million in 2006 from the same period a year ago. The increase in access revenues in 2006 was primarily driven by non-acquisition-related growth in Alltel’s postpay customer base including revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings. Service revenues for 2006 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications. Alltel has increased demand for its wireless data services by allowing customers to combine video, picture and text messaging services for one flat rate through its All Axcess Pass plan offering. Compared to 2005, revenues from data services increased $163.5 million, or 71 percent, in 2006, reflecting strong demand for these services. Service revenues also included increased regulatory and other fee revenues of $41.5 million in 2006 compared to a year ago, primarily due to additional Universal Service Fund (“USF”) support received by Alltel, reflecting an increase in the contribution factor and additional revenues attributable to Alltel’s certification in 24 states as an ETC, which accounted for $38.1 million of the overall increases in regulatory and other fees in 2006. Revenues from the sale of equipment protection plans also increased $39.0 million in 2006 compared to 2005, reflecting customer growth and continued demand for these plans. Compared to 2005, wholesale revenues increased $43.4 million, primarily due to growth in CDMA minutes of use and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network, partially offset by the effects of other carriers migrating traffic to their own networks. Wholesale revenues also reflected the effects of migrating Sprint and Cingular roaming traffic to lower rates in exchange for the long-term roaming agreements with each carrier previously discussed, as well as migrating traffic in the former Western Wireless markets to Alltel’s roaming agreements and rates.

Service revenues increased $1,098.5 million, or 23 percent, in 2005 compared to 2004. The acquisitions completed in 2005 and during the fourth quarter of 2004 previously discussed accounted for approximately $615.7 million of the overall increase in service revenues in 2005. In addition to the effects of the acquisitions, service revenues increased due to non-acquisition-related growth in Alltel’s customer base and the corresponding increase in access revenues, which increased $254.3 million from 2004. Revenues from data services increased 125 percent, or $127.6 million, in 2005 compared to 2004, reflecting strong demand for these services and the effects of a large-scale promotion surrounding Super Bowl XXXIX and the “Txt2Win $1 Million Home Sweepstakes” promotion completed in July 2005, both aimed at increasing text messaging usage. Service revenues also included increases in regulatory and other fees of $126.6 million compared to 2004 due to additional USF support received by Alltel reflecting an increase in the contribution factor, and additional revenues attributable to Alltel’s certification in twelve states as an ETC, which accounted for $69.1 million of the overall increase in regulatory fees in 2005. Growth in revenues from the sale of wireless equipment protection plans and automotive roadside assistance services also contributed to the growth in service revenues during 2005. Revenues from these services increased $37.5 million in 2005 compared to 2004, reflecting continued demand for these services. Wholesale wireless revenues also increased $37.0 million in 2005 compared to 2004, primarily due to strong growth in CDMA minutes of use and stability in the volumes of TDMA and analog minutes of use by other carriers’ customers roaming on Alltel’s wireless network.

The above increases in service revenues in both 2006 and 2005 were partially offset by lower wireless airtime and retail roaming revenues. Compared to the prior year periods, wireless airtime and retail roaming revenues decreased $121.0 million in 2006 and $66.5 million in 2005. In addition, revenues derived from sales of enhanced features, including caller identification, call waiting and voice mail, decreased by $30.7 million in 2005 as compared to 2004. The decrease in airtime, retail roaming and feature revenues primarily reflected the effects of customers migrating to rate plans with a larger number of packaged minutes that, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include at no extra charge unlimited weekend, nighttime and mobile-to-mobile minutes and certain enhanced features at no extra charge.

Product sales increased $206.2 million, or 32 percent, in 2006 and $175.1 million, or 37 percent, in 2005. The increases in product sales in both 2006 and 2005 were primarily driven by growth in non-acquisition-related gross customer additions, increased sales to resellers and other distributors and higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications. In addition, the wireless property acquisitions previously discussed accounted for $36.4 million and $15.4 million of the overall increases in product sales in 2006 and 2005, respectively.

Cost of services increased $380.7 million, or 19 percent, in 2006 and $407.3 million, or 26 percent, in 2005. The acquisitions discussed above accounted for $238.5 million and $200.5 million of the overall increases in cost of services in 2006 and 2005, respectively. Cost of services also increased in both years due to increases in network-related costs and customer service expenses. Compared to the prior year periods, network-related costs increased $116.2 million in 2006 and $61.6 million in 2005, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities.

Cost of services for 2006 and 2005 also reflected increases in customer service expenses of $27.4 million and $31.6 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. Compared to the same prior year periods, payments to data content providers increased $33.5 million in 2006 and $32.9 million in 2005, consistent with the growth in revenues derived from data services discussed above. Cost of services for 2005 also reflected increased bad debt expense of $27.5 million primarily due to non-acquisition growth in customers and write-offs associated with early termination fees. In addition to the factors discussed above, cost of services for 2005 also reflected an increase in wireless regulatory fees of $21.7 million compared to 2004, principally related to an increase in the contribution factor applicable to universal service funding. Cost of services for 2005 also included $17.5 million of incremental costs associated with Hurricane Katrina and three other storms, consisting of increased long-distance and roaming expenses due to providing these services to affected customers at no charge for a three-month period, system maintenance costs to restore network facilities and additional losses from bad debts. These incremental costs also included Company donations to support the hurricane relief efforts. In addition, cost of services for 2005 also included $19.7 million of incremental costs primarily related to a change in accounting for operating leases. Certain of Alltel’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Prior to January 1, 2005, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The effects of this change were not material to Alltel’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold increased $235.1 million, or 25 percent, in 2006 and $198.2 million, or 27 percent, in 2005. The increases in both years were consistent with the overall growth in product sales noted above and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors. In addition, the wireless property acquisitions previously discussed accounted for $100.9 million and $57.3 million of the overall increases in cost of products sold in 2006 and 2005, respectively.

Selling, general, administrative and other operating expenses increased $236.5 million, or 16 percent, in 2006 and $250.2 million, or 20 percent, in 2005. The acquisitions accounted for $203.0 million and $138.3 million of the overall increases in selling, general, administrative and other expenses in 2006 and 2005, respectively. In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses in 2006 also reflected increased commission costs of $24.7 million, consistent with the significant growth in gross customer additions that occurred in 2006. Compared to 2005, selling, general, administrative and other expenses in 2006 also included increased advertising costs of $19.0 million primarily attributable to promoting the “My Circle” service offering, as well as the Company’s continued efforts to promote the Alltel brand. Selling, general, administrative and other expenses in 2006 also reflected incremental stock-based compensation expense of $29.3 million primarily related to Alltel’s adoption of SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006, as more fully discussed in Note 2 to the consolidated financial statements.

In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses in 2005, when compared to 2004, also reflected increased advertising costs of $20.0 million primarily due to two large-scale promotions aimed at increasing text messaging usage, as well as additional costs associated with Alltel’s rebranding initiative. During the second quarter of 2005, Alltel launched a rebranding initiative that involved changing the Company logo, improving the design in Alltel’s retail stores to be more customer friendly and initiating an advertising campaign highlighting Alltel’s commitment to customer satisfaction. Alltel incurred $13.8 million of incremental expenses associated with the rebranding initiative and the redesign of its retail stores. The increase in selling, general, administrative and other expenses in 2005 was also due to higher costs in administering Alltel’s wireless equipment protection plans, consistent with the associated increase in revenues discussed above. Also contributing to the increase in selling, general, administrative and other costs in 2005 was increased commission expense of $9.5 million, primarily reflecting a higher mix of postpay gross additions, as compared to 2004. Increased insurance premiums related to the Company’s employee medical and dental plans, additional costs associated with write-offs identified as a result of system improvements in the Company’s cash processing procedures and higher audit fees and internal staffing costs incurred to comply with the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act of 2002 also contributed to the increase in selling, general, administrative and other operating expenses in 2005, when compared to 2004.

Pension expense, which is included in both cost of services and selling, general, administrative and other expenses, decreased $14.1 million in 2006 and increased $7.3 million in 2005, when compared to the prior year periods. The decrease in pension expense in 2006 primarily reflected a reduction in service cost resulting from the cessation of future benefit accruals for certain employees. In December 2005, Alltel amended its qualified defined benefit pension plan such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). Conversely, the increase in pension expense in 2005 primarily reflected a reduction in the discount rates used, which decreased to 6.0 percent in 2005 compared to 6.4 percent in 2004. See “Pension Plans” below for an additional discussion of the factors affecting the Company’s annual pension costs.

Depreciation expense increased $173.4 million, or 19 percent, in 2006 and $167.0 million, or 23 percent, in 2005. The increases in depreciation expense in both 2006 and 2005 primarily reflected the effects of the wireless property acquisitions, which accounted for $129.9 million and $71.6 million of the overall increases in depreciation expense in 2006 and 2005, respectively. Additionally, growth in plant in service consistent with Alltel’s plans to expand and upgrade its network facilities also contributed to the overall increases in depreciation expense in both 2006 and 2005. In addition to the effects of acquisitions and growth in plant in service, the increase in depreciation expense in 2005 also reflected the impact of a third quarter 2004 prospective change in the depreciable lives of certain wireless telecommunications equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. Compared to the same prior year periods, amortization expense increased $71.7 million in 2006 and $51.9 million in 2005 due to acquisitions and the adverse effects of using an accelerated amortization method for customer list intangible assets acquired in those acquisitions.

Operating income increased $223.4 million, or 20 percent, in 2006 and $215.3 million, or 23 percent, in 2005. The increases in both 2006 and 2005 primarily reflected the effects of the acquisitions, which accounted for $141.3 million and $110.8 million of the overall increases in operating income in 2006 and 2005, respectively. Operating income comparisons for both 2006 and 2005 also include the effects of integration expenses, restructuring and other charges, as further discussed below. In addition, operating income for 2005 included the effects of the incremental operating expenses of $17.5 million associated with Hurricane Katrina and three other storms and $19.7 million of incremental costs associated with Alltel’s change in accounting for certain operating leases, as previously discussed.

Integration Expenses, Restructuring and Other Charges
Integration expenses, restructuring and other charges recorded during the year ended December 31, 2006 were as follows:

(Millions)
Rebranding and signage costs	$9.3
Computer system conversion and other integration expenses	4.4
Total integration expenses, restructuring and other charges	$13.7

During the fourth quarter of 2006, Alltel incurred $2.9 million of integration expenses related to its recent purchase of Midwest Wireless completed on October 3, 2006 and its acquisitions of wireless properties in Illinois, Texas and Virginia completed during the second quarter of 2006. These expenses consisted of rebranding and signage costs of $1.0 million and computer system conversion and other integration expenses of $1.9 million. In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.

The integration expenses, restructuring and other charges recorded during the year ended December 31, 2005 were as follows:

(Millions)
Computer system conversion and other integration expenses	$22.3
Relocation costs	0.7
Total integration expenses, restructuring and other charges	$23.0

In terms of the markets acquired in Alabama, Georgia and from Cingular, Alltel, as expected, experienced customer losses during 2005, which primarily resulted from transition issues, such as rebranding and deploying a CDMA network to replace the existing GSM/TDMA network in those markets, because Alltel’s use of the existing Cingular GSM/TDMA network was discontinued as of December 31, 2005. By year-end 2005, Alltel had completed deployment of a CDMA network in all of the acquired Cingular markets and transitioned the entire customer base to CDMA handsets. In completing these integration efforts, Alltel incurred $18.5 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets.

During 2005, Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during the first quarter of 2006, as discussed above. Of the total integration expenses recorded, $14.3 million were incurred in the third quarter of 2005 and $8.7 million were incurred in the fourth quarter of 2005.

The integration expenses, restructuring and other charges recorded during the year ended December 31, 2004 were as follows:

(Millions)
Severance and employee benefit costs	$10.9
Relocation costs	2.8
Lease termination and other exit costs	0.8
Write-down in the carrying value of certain facilities	24.8
Total integration expenses, restructuring and other charges	$39.3

In 2004, Alltel reorganized its operations and support teams. In connection with these activities, the Company recorded a restructuring charge of $14.5 million consisting of severance and employee benefit costs related to a planned workforce reduction, employee relocation expenses and lease termination and other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and Alltel. As of December 31, 2004, the Company had paid $14.1 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed. During 2004, Alltel also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National Financial Inc. (“Fidelity National”).

The integration expenses, restructuring and other charges decreased net income $8.4 million in 2006, $14.0 million in 2005 and $24.0 million in 2004. At December 31, 2006, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of lease and contract termination costs of $0.1 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 10 to the consolidated financial statements for additional information regarding these charges.)

Non-Operating Income, Net
(Millions)	2006	2005	2004
Equity earnings in unconsolidated partnerships	$60.1	$43.4	$68.5
Minority interest in consolidated partnerships	(46.6)	(69.1)	(80.1)
Other income, net	84.0	147.2	21.3
Non-operating income, net	$97.5	$121.5	$9.7

As indicated in the table above, non-operating income, net decreased $24.0 million in 2006 and increased $111.8 million in 2005. The increase in equity earnings in unconsolidated partnerships in 2006 of $16.7 million primarily reflected improved operating results in those markets in which the Company owns a minority interest. Conversely, the decrease in equity earnings of $25.1 million in 2005 primarily reflected the effects of the property exchange with Cingular and Alltel’s December 1, 2004 acquisition of a majority ownership interest in a Georgia market in which the Company previously owned a minority interest. The decrease in minority interest expense of $22.5 million in 2006 primarily reflected the effects of Alltel’s acquisitions during the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina and South Carolina.

Comparatively, minority interest expense decreased $11.0 million in 2005 primarily due to the effects of Alltel’s acquisitions during the fourth quarter of 2004 and 2005 of additional ownership interests in wireless properties in Louisiana, Michigan, Mississippi, North Carolina, Ohio and Wisconsin in which the Company owned a majority interest.

Compared to 2005, other income, net included additional tax-exempt interest income earned on the Company’s cash and short-term investments of $58.0 million in 2006, due to significant growth in Alltel’s available cash on hand following the spin-off of the wireline business and the sales of the international operations in Austria, Haiti and Bolivia completed during the second quarter of 2006. Comparatively, other income, net in 2005 included a special cash dividend received on the Company’s investment in Fidelity National common stock. On March 9, 2005, Fidelity National declared a special $10 per share cash dividend to Fidelity National stockholders. The special cash dividend of $111.0 million was paid to Alltel on March 28, 2005. As further discussed below, during the second quarter of 2005, Alltel sold all of its shares of Fidelity National common stock. Compared to 2004, other income, net for 2005 also included additional interest income earned on the Company’s cash and short-term investments of $12.7 million due to significant growth in Alltel’s available cash on hand following the May 17, 2005 issuance of common stock to settle the purchase contract obligation related to the Company’s equity units. As more fully discussed in Note 5 to the consolidated financial statements, during 2002, Alltel issued 27.7 million equity units which included a purchase contract that obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued Alltel common shares at a price of $50 per share. Upon settlement of the purchase contract obligation, Alltel issued 24.5 million common shares and received proceeds of $1,385.0 million. Other income, net for 2005 also included $5.0 million of insurance proceeds received to offset expenses incurred by the Company related to Hurricane Katrina, as previously discussed, as well as a $2.4 million gain on the sale of investments in certain limited partnerships.

Interest Expense
Interest expense decreased $32.0 million, or 10 percent in 2006 and $18.6 million, or 6 percent, in 2005. The decrease in interest expense in 2006 primarily reflected the favorable effects on interest costs resulting from a reduction in Alltel’s long-term debt balance of $2.9 billion that occurred during the year. As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, Alltel completed a $1.7 billion tax-free debt exchange with two investment banks. In addition, on November 1, 2006, Alltel repaid, at maturity, a $186.3 million, 9.0 percent senior unsecured note. The decrease in interest expense in 2006 attributable to the $2.9 billion debt reduction was partially offset by higher interest costs related to commercial paper borrowings, reflecting an increase in both the weighted average borrowings outstanding and applicable interest rates, when compared to the prior year. Interest expense for 2006 was also affected by an increase in variable interest rates compared to 2005, the effects of which resulted in a year-over-year increase in interest costs of $17.3 million attributable to Alltel’s interest rate swap agreements.

The decrease in interest expense in 2005 primarily reflected the effects of the April 8, 2005 redemption of $450.0 million, 7.50 percent senior notes, as further discussed below. Interest expense for 2005 also reflected the effects of the February 17, 2005 remarketing of the senior note portion of Alltel’s equity units that reset the annual interest rate on the notes to 4.656 percent from 6.25 percent for periods subsequent to February 17, 2005. Interest expense for 2005 was also favorably affected by the April 1, 2004 repayment of a $250.0 million, 7.25 percent senior unsecured note. The decrease in interest expense in 2005 attributable to the repayment of senior notes and resetting the annual interest rate on the equity units was partially offset by additional interest costs resulting from $1.0 billion of incremental commercial paper borrowings incurred by Alltel to finance a portion of the repayment of Western Wireless’ long-term debt subsequent to the merger and the cash portion of the merger consideration, as further discussed below under “Cash Flows from Financing Activities - Continuing Operations”.

Gain on Exchange or Disposal of Assets and Other
On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by Alltel on July 31, 2006. Concurrent with the debt repurchase, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the 6.65 percent notes due 2008. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million. Following the spin-off of the wireline business, Alltel completed a tax-free debt exchange with two investment banks. On July 17, 2006, Alltel transferred to the investment banks the Spinco debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of outstanding commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007. In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million. These transactions decreased net income $38.8 million in 2006.

On November 10, 2005, federal legislation was enacted that included provisions to dissolve and liquidate the assets of the Rural Telephone Bank (“RTB”). In connection with the dissolution and liquidation, during April 2006, the RTB redeemed all outstanding shares of its Class C stock. As a result, the Company received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in RTB Class C stock and recognized a pretax gain of $176.6 million. This transaction increased net income $107.6 million in 2006.

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

Income Taxes
Income tax expense increased $50.5 million, or 12 percent in 2006 and $241.1 million, or 131 percent, in 2005. The increases in both 2006 and 2005 were consistent with the overall growth in Alltel’s income before income taxes. Income tax expense for 2006 was also adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange, partially offset by the increase in tax-exempt interest income discussed above under “Non-Operating Income, Net”, and the tax benefits associated with a fourth quarter 2006 adjustment to certain income tax liabilities including contingency reserves. As more fully discussed in Notes 2 and 13 to the consolidated financial statements, during the fourth quarter of 2006, Alltel entered into agreements with the Internal Revenue Service (“IRS”) to settle all of its tax liabilities related to its consolidated federal income tax returns for the fiscal years 1997 through 2003. In conjunction with those settlements, Alltel adjusted its income tax contingency reserves to reflect the IRS audit findings. The adjustments to the income tax liabilities resulted in a reduction in income tax expense associated with continuing operations of $29.9 million.

In addition to the growth in income before income taxes, income tax expense for 2005 also reflected the absence of $35.5 million of tax benefits recorded in 2004. As further discussed in Notes 2 and 13 to the consolidated financial statements, during the third quarter of 2004, the IRS issued its proposed audit adjustments related to Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001. With the exception of three issues which were pending appeals and subsequently resolved in the fourth quarter of 2006, Alltel agreed with the IRS findings and adjusted its income tax contingency reserves to reflect the IRS findings, the effects of which resulted in a reduction in income tax expense associated with continuing operations of $17.9 million. In 2004, the Company also reached an agreement with the IRS allowing for the deduction of a previously realized loss associated with Alltel’s 1997 disposition of a subsidiary, which resulted in the recognition of a tax benefit of $17.6 million in 2004.

The Company’s effective income tax rates were 36.6 percent in both 2006 and 2005 compared to 30.8 percent in 2004. The Company’s effective income tax rate in 2006 was favorably affected by tax benefits associated with the fourth quarter 2006 adjustment to Alltel’s income tax liabilities and the increase in tax-exempt interest income discussed above. The effective income tax rate in 2006 was adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange. In addition, the state income tax rate in 2005 also included the favorable effect on income tax expense resulting from the reversal of valuation allowances related to certain state net operating loss carryforwards and the favorable income tax treatment related to both the special cash dividend received from Fidelity National and the gain realized from the sale of the Fidelity National stock previously discussed. The Company’s effective income tax rate in 2004 was favorably affected by tax benefits associated with the reversal of income tax contingency reserves and the allowance of a prior year loss from the sale of a subsidiary discussed above. For 2007, Alltel’s annual effective income tax rate is expected to range between 39.0 percent and 40.0 percent, absent the effects of any future significant or unusual items, such as the reversal of income tax contingency reserves.

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations increased $88.2 million, or 12 percent, in 2006 and $323.4 million, or 78 percent, in 2005. Basic and diluted earnings per share from continuing operations in 2006 were relatively unchanged from 2005. Conversely, basic and diluted earnings per share from continuing operations in 2005 increased 61 percent and 60 percent, respectively from 2004. The increase in net income in 2006 primarily reflected the growth in operating income, consistent with the increase in revenues and sales previously discussed, and lower interest costs. Net income from continuing operations in 2006 also reflected the absence of the special cash dividend received on the Fidelity National common stock, the effects of the debt termination charges incurred in connection with completing the debt exchange and cash tender offers, and when compared to 2005, a reduction in the amount of pretax gains realized from the sale or exchange of investments and other assets.

The increases in net income from continuing operations and earnings per share in 2005 primarily reflected the special dividend related to the Company’s investment in Fidelity National common stock, gains realized from the exchange of wireless assets with Cingular and the sale of the Company’s investment in Fidelity National common stock combined with the growth in operating income consistent with the increase in revenues and sales. Growth in basic and diluted earnings per share in both 2006 and 2005 was adversely affected by increases in weighted average share counts due to the equity unit conversion in May 2005 and the Western Wireless merger as further discussed below.

Discontinued Operations
As previously discussed, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented. As a condition of receiving approval from the DOJ and FCC for its acquisition of Midwest Wireless, Alltel agreed on September 7, 2006 to divest four rural markets in Minnesota. During 2005, Alltel also had agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand as a condition of receiving approval from the DOJ and FCC for the merger with Western Wireless. On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the Western Wireless merger. In December 2005, Alltel sold the Cellular One brand and in March 2006, Alltel sold the remaining market in Arkansas. During 2005, Alltel completed the sales of Western Wireless’ international operations in Georgia, Ghana and Ireland, and during the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia. The acquired international operations and interests of Western Wireless and the domestic markets in Arkansas, Kansas, Minnesota, and Nebraska required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The table presented below includes certain summary income statement information related to the wireline business, international operations and the domestic markets to be divested that have been reflected as discontinued operations for the years ended December 31:

(Millions)	2006	2005	2004
Revenues and sales	$1,839.3	$3,369.8	$2,947.2
Operating expenses	1,290.5	2,325.4	1,944.5
Operating income	548.8	1,044.4	1,002.7
Minority interest in consolidated entities	(6.0)	(5.9)	-
Other income, net	0.9	11.6	13.2
Interest expense	(9.1)	(19.4)	(19.4)
Loss on sale of discontinued operations	(14.8)	-	-
Income before taxes	519.8	1,030.7	996.5
Income tax expense	214.1	427.4	362.4
Income from discontinued operations	$305.7	$603.3	$634.1

Operating expenses for 2006 included an impairment charge of $30.5 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested, and resulted in the write-down in the carrying values of goodwill and customer list allocated to these markets. The depreciation of long-lived assets related to the international operations and the domestic markets in Arkansas, Kansas and Nebraska to be divested ceased as of August 1, 2005, the date of Alltel’s merger with Western Wireless. Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets. The cessation of depreciation had the effect of reducing operating expenses by approximately $26.9 million in 2006 and $47.8 million in 2005. In connection with the sales of the international operations completed in the second quarter of 2006, Alltel recorded an after tax loss of $9.3 million. There was no gain or loss realized upon the sales of the international operations in Georgia, Ghana and Ireland and the domestic markets in Arkansas, Kansas and Nebraska.

Income tax expense in 2006 reflected a tax benefit of $7.6 million due to the reversal of income tax contingency reserves attributable to the spun-off wireline business and sold financial services division. Income tax expense in 2004 also reflected the reversal of $16.9 million of federal income tax contingency reserves attributable to the spun-off wireline business and sold financial services division and a foreign tax credit carryback benefit of $4.4 million that were recorded as a result of the IRS audits of Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001. (See Note 14 to the consolidated financial statements for additional information regarding the discontinued operations.)

Cumulative Effect of Accounting Change
During the fourth quarter of 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Alltel evaluated the effects of FIN 47 on its operations and determined that, for certain buildings containing asbestos, the Company was legally obligated to remediate the asbestos if the Company were to abandon, sell or otherwise dispose of the buildings. In addition, for the former wireline operations acquired in Kentucky and Nebraska that were not subject to SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”, upon adoption of FIN 47, Alltel recorded a liability to reflect the legal obligation to properly dispose of chemically-treated telephone poles at the time they were removed from service. In accordance with federal and state regulations, depreciation expense for Alltel’s former wireline operations that followed the accounting prescribed by SFAS No. 71 historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations. The cumulative effect of this change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005.

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 12 percent in 2006 and 11 percent in 2005. The increases in weighted average shares in both 2006 and 2005 primarily reflected the issuance of approximately 54.3 million Alltel common shares to effect the August 1, 2005 merger with Western Wireless. The issuance of 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 also contributed to the increases in the weighted average number of common shares outstanding in both 2006 and 2005. The increases in weighted average share counts attributable to the Western Wireless merger and the settlement of the equity unit purchase contracts were partially offset by the effects of Alltel’s repurchase of approximately 28.5 million of its common shares during the second half of 2006, as further discussed below under “Cash Flows from Financing Activities - Continuing Operations”.

Regulatory Matters
Alltel is subject to regulation primarily by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers. The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings pending at the FCC and various state regulatory initiatives, the effects of which could significantly impact Alltel’s wireless telecommunications business in the future.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. In the meantime, the FCC has increased the safe harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment from 28.5 percent to 37.1 percent and clarified the alternative methods under which CMRS contribute to the fund. CMRS providers also are eligible to receive support from the federal USF if they obtain designation as an ETC. The collection and distribution of USF fees are under continual review by federal and state legislative and regulatory bodies. A pending FCC proceeding, for example, could change the way universal service programs are funded and the way these funds are disbursed to program recipients.

The Company is designated as an ETC and receives USF support from the federal fund in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Company also receives state universal service support for certain product offerings in Texas. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC designation. Currently, Alltel receives approximately $65.0 to $70.0 million of USF support each quarter.

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. In phase two, carriers that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds culminating with a requirement that carriers reach a 95% deployment level of ALI capable handsets within their subscriber base by December 31, 2005. Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services.

Alltel began selling ALI-capable handsets in June 2002 and had complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain acquisitions. On September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones. The request included an explanation of the Company’s compliance efforts to date and the expected date when it will meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007. A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, also sought relief from the 95 percent requirement. On January 5, 2007, the FCC issued a number of orders denying certain of the waivers of the E-911 handset deployment requirement, including the waiver filed by the Company. The FCC’s order imposed reporting requirements on the Company and referred the issue of Alltel’s compliance with the rules to the FCC’s Enforcement Bureau for consideration of further action. While the Company seeks to resolve this matter, it cannot predict the outcome of any proceeding before the FCC’s Enforcement Bureau, although fines and new handset deployment thresholds are possible.

CALEA
CALEA requires wireless carriers to ensure that their networks are capable of accommodating lawful intercept requests received from law enforcement agencies. The FCC has imposed various obligations and compliance deadlines, with which Alltel has either complied or, as to the future deadline of May 14, 2007, for Voice Over Internet Protocol and Broadband Internet Access Services under the FCC’s May 12, 2006 order, will comply with CALEA and the FCC’s rules.

Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers. There is a pending rulemaking at the FCC addressing inter-carrier compensation, which could impact Alltel’s future costs to provide service.

Wireless Spectrum
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

Customer Billing
The FCC requires CMRS carriers to ensure that the descriptions of line items on customer bills are clear and not misleading and has declared that any representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The Federal Court of Appeals for the Eleventh Circuit has vacated an order of the FCC preempting states from requiring or prohibiting the use of line items on CMRS carriers’ bills and remanded the decision to the FCC for further proceedings. The FCC is also considering additional CMRS billing regulations.

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

Analog Sunset
Under current FCC rules, a carrier will not be required to offer analog wireless services after February 2008. This analog “sunset” rule is the subject of petitions seeking extension beyond 2008.

Warn Act/Emergency Alerts
On October 13, 2006, the Warn Act was signed into law which provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols adopted by the FCC. The FCC has convened the industry advisory committee required under the Warn Act to begin consideration of technical standards and operating protocols.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
(Millions, except per share amounts)	2006	2005	2004
Cash flows from (used in):
Operating activities from continuing operations	$1,490.2	$1,565.3	$1,288.1
Investing activities from continuing operations	(2,693.6)	(1,636.9)	(914.3)
Financing activities from continuing operations	(3,184.8)	(748.3)	(1,359.1)
Discontinued operations	4,345.9	1,326.9	810.1
Effect of exchange rate changes	(5.9)	(1.8)	(0.1)
Change in cash and short-term investments	$(48.2)	$505.2	$(175.3)
Total capital structure (a)	$15,396.4	$18,743.3	$12,424.1
Percent equity to total capital (b)	82.2%	69.4%	57.4%
Book value per share (c)	$34.73	$33.93	$23.58

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows from Operating Activities - Continuing Operations
For each of the three years in the period ended December 31, 2006, cash provided from continuing operations was Alltel’s primary source of funds. Cash provided from continuing operations in 2006 and 2005 primarily reflected growth in earnings from the Company’s operations. In addition to earnings growth, cash flows from continuing operations in both years also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivables, purchases of inventory and the payment of trade payables and taxes. Cash provided from continuing operations in 2005 also included the receipt of the $111.0 million special dividend on the Company’s investment in Fidelity National common stock previously discussed. During 2006, Alltel generated sufficient cash flows from continuing operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from continuing operations to fund its operating requirements in 2007.

Cash Flows from Investing Activities - Continuing Operations
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures were $1,164.5 million in 2006, $949.0 million in 2005 and $778.3 million in 2004. Capital expenditures in each of the past three years were incurred to construct additional network facilities and to deploy 1xRTT data and 1x-EVDO technology. During 2006, Alltel continued 1xRTT data deployments in its markets and attained total coverage of approximately 95 percent of its POPs by the end of the year. In addition, the Company expanded its 1x-EVDO coverage into approximately 50 percent of its cell sites by the end of 2006. Capital expenditures for 2005 also included incremental spending by Alltel to deploy CDMA technology in the properties acquired from Cingular, as previously discussed. During each of the past three years, Alltel funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs, which were $32.6 million in 2006, $43.1 million in 2005 and $27.8 million in 2004. Including capitalized software development costs, outlays for capital expenditures are expected to be approximately $1.15 to $1.25 billion for 2007 and will be funded primarily from internally generated funds. Capital expenditures in 2007 will be primarily incurred for further deployment of digital wireless technology, including high-speed wireless data capabilities, in the Company’s existing and acquired wireless markets. The forecasted spending levels in 2007 are subject to revision depending on changes in future capital requirements of the Company’s business.

Cash outlays for the purchase of property, net of cash acquired in 2006 were $1,760.6 million, principally consisting of the cash outlay of $1,083.5 million to purchase Midwest Wireless and the purchase from Palmetto MobileNet of the remaining ownership interests in ten partnerships in North and South Carolina for $456.3 million in cash. During 2006, Alltel also purchased for $220.8 million in cash wireless properties in Illinois, Texas and Virginia and acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest. Cash outlays for the purchase of property, net of cash acquired in 2005 were $1,137.6 million, principally consisting of $920.8 million attributable to the Western Wireless merger, $153.0 million related to the exchange of wireless properties with Cingular and $48.1 million related to the purchase of wireless properties in Alabama and Georgia, as previously discussed.

In conjunction with the merger transaction with Western Wireless, Alltel paid $933.4 million in cash to the holders of Western Wireless common stock and in the transaction acquired cash of $12.6 million. During 2005, Alltel also purchased for $15.7 million in cash additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest. During 2004, cash outlays for the purchase of property, net of cash acquired, were $185.1 million. In 2004, Alltel purchased wireless properties in Florida, Louisiana and Ohio for $71.2 million in cash, acquired the remaining ownership interest in wireless properties in Georgia for $62.9 million in cash and purchased additional ownership interests in wireless properties in Louisiana, Mississippi, North Carolina, Ohio and Wisconsin for $51.0 million in cash.

Investing activities for 2006 included proceeds from the sale of investments of $200.6 million, principally consisting of the liquidating cash distributions of $198.7 million received by Alltel in exchange for its $22.1 million investment in RTB Class C stock, as previously discussed. Investing activities for 2005 included proceeds from the sale of investments of $353.9 million, principally consisting of $350.8 million received from the sale of Alltel’s investment in Fidelity National common stock previously discussed. Cash flows from investing activities for 2005 also included proceeds of $84.4 million from the sale of assets. As previously discussed, in connection with the wireless property exchange with U.S. Cellular, Alltel acquired two rural markets in Idaho and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless. In addition, Alltel also received in 2005 proceeds of $36.2 million received in connection with the disposal of an office building, which had previously been written down to fair value during 2004 (see “Integration Expenses, Restructuring and Other Charges”).

Cash flows from investing activities also included proceeds from the return on investments of $50.8 million in 2006, $36.8 million in 2005 and $81.0 million in 2004. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments. The significant decrease in distributions received during 2005 compared to 2004 primarily reflected the exchange of certain minority investments with Cingular, as previously discussed. Conversely, the increase in distributions received in 2006 compared to 2005 was consistent with the improved operating results of these investments, as previously discussed.

Cash Flows from Financing Activities - Continuing Operations
For each of the past three years, dividend payments represented a significant use of Alltel’s capital resources. Common and preferred dividend payments amounted to $513.1 million in 2006, $490.5 million in 2005 and $467.6 million in 2004. Dividend payments in 2006 reflected increased dividends due to the issuance of approximately 24.5 million Alltel common shares to settle the purchase contract portion of the Company’s equity units on May 17, 2005 and the issuance of approximately 54.3 million Alltel common shares to effect the merger with Western Wireless completed on August 1, 2005, as previously discussed. Following the completion of the spin-off of the Company’s wireline operations to Alltel’s shareholders, Alltel lowered its annual dividend rate from $1.54 to $.50 per share. Alltel expects to continue the payment of cash dividends during 2007. Sources of funding future dividend payments include available cash on hand and operating cash flows.

Alltel has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. Alltel incurred no borrowings under the revolving credit agreement during 2006, 2005 or 2004. Alltel also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Commercial paper borrowings are classified as long-term debt, because they are intended to be maintained on a long-term basis and are fully supported by the available borrowings under Alltel’s $1.5 billion revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. At December 31, 2006, there were no commercial paper borrowings outstanding compared to $1.0 billion of borrowings outstanding at December 31, 2005. During 2006, Alltel did not incur any additional borrowings under the commercial paper program. As previously discussed, on July 17, 2006, Alltel exchanged $988.5 million of its outstanding commercial paper borrowings for debt securities issued to the Company by Spinco in connection with the spin-off of the wireline business. In August 2006, the Company repaid the remaining $11.5 million of outstanding commercial paper borrowings with available cash on hand. During 2005, the maximum amount of borrowings outstanding under the commercial paper program was $1,084.6 million, of which $1.0 billion remained outstanding at December 31, 2005. Alltel incurred no borrowings under the commercial paper program during 2004, and there were no commercial paper borrowings outstanding at either December 31, 2004 or 2003. The net increase in commercial paper borrowings from December 31, 2004 of $1.0 billion represented all of the long-term debt issued during 2005. Commercial paper borrowings were incurred during 2005 primarily to finance a portion of the repayment of certain Western Wireless long-term debt obligations further discussed below and to fund the cash portion of the merger consideration.

Repayments of long-term debt amounted to $1,198.5 million in 2006, $2,655.7 million in 2005 and $255.2 million in 2004. As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by the Company on July 31, 2006. During 2006, Alltel also repaid at maturity a $186.3 million, 9.0 percent senior unsecured note due November 1, 2006. The repayments of long-term debt in 2006 were funded by available cash on hand. Repayments of long-term debt in 2005 primarily consisted of the repayment of approximately $2.0 billion of Western Wireless long-term debt obligations that had been assumed by Alltel in connection with the merger. On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility. During the third quarter of 2005, Alltel also repurchased all $600.0 million of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless senior notes at a total cost of $688.3 million. The debt repayments were funded by cash on hand and borrowings under the Company’s commercial paper program. Repayments of long-term debt in 2005 also included the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006 and the repayment, at maturity, of a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005. Repayments of long-term debt in 2004 primarily consisted of the repayment of a $250.0 million unsecured note due April 1, 2004. (See Note 5 to the consolidated financial statements for additional information regarding Alltel’s long-term debt.)

In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). During 2006, an aggregate principal amount of $113.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 4.0 million shares of its common stock and paid approximately $67.6 million in cash to holders of the Western Wireless notes.

On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Under this authorization, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant. Sources of funding stock repurchases include available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program. During the second half of 2006, Alltel repurchased 28.5 million of its common shares at a total cost of $1,595.6 million. Under a stock repurchase plan adopted by Alltel’s Board of Directors in January 2004, the Company was authorized to repurchase up to $750.0 million of its outstanding common stock over a two year period ending December 31, 2005. During 2004, Alltel repurchased 11.2 million of its common shares at a total cost of $595.3 million under this plan. Alltel did not repurchase any of its common shares during 2005 under this authorization.

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

Cash flows used in financing activities also included distributions to Alltel’s minority investors in wireless markets operated in partnership with other companies. Cash payments to these minority investors were $38.2 million in 2006, compared to $65.6 million in 2005 and $66.9 million in 2004. The significant decrease in distributions in 2006 primarily reflected Alltel’s acquisitions of partnership interests in wireless properties in North Carolina, South Carolina and Wisconsin previously discussed.

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($934.2 million at December 31, 2006) and has adequate operating cash flows to finance its ongoing requirements, including capital expenditures, repayment of long-term debt, payment of dividends and funding stock repurchases. Additional sources of funding available to Alltel include (1) additional borrowings of up to $1.5 billion available under Alltel’s commercial paper program and revolving credit agreement, (2) additional debt or equity securities under Alltel’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at December 31, 2006 and (3) additional debt securities issued in the private placement market.

Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were as follows at December 31, 2006:

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

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of December 31, 2006, Alltel’s total debt to capitalization ratio was 17.9 percent. In addition, the indentures and borrowing agreements, amended, provide, among other things, for various restrictions on the payment of dividends by Alltel. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $7,659.4 million at December 31, 2006. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

Pension Plans
Alltel maintains a qualified defined benefit pension plan, which covers substantially all employees. As previously discussed, in December 2005, the pension plan was amended such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). Alltel also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, Alltel has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. As further illustrated in Note 9 to the consolidated financial statements, total pension expense related to these plans was $33.9 million in 2006, $43.1 million in 2005 and $32.0 million in 2004. Of the total pension expense recorded in each year, amounts allocated to discontinued operations were $20.0 million in 2006, $15.1 million in 2005 and $11.3 million in 2004. In connection with the spin-off, Alltel transferred to Windstream the portion of these pension plans representing the accumulated benefit obligations attributable to the active and retired employees of the wireline business. The amount of the accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $790.9 million. As a result of the spin-off and liability transfer, Alltel’s remaining accumulated benefit obligation as of December 31, 2006 was $201.7 million, of which $145.9 million related to the qualified pension plan.

Alltel’s pension expense for 2007 is estimated to be approximately $14.9 million and was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.50 percent and a discount rate of 5.94 percent. In developing the expected long-term rate of return assumption, Alltel evaluated historical investment performance, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The Company also considered the pension plan’s historical returns since 1975 of 11.0 percent. Alltel’s expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent. As of December 31, 2006, the actual asset allocation of the qualified pension plan’s assets was 72.3 percent to equities, 25.3 percent to fixed income assets and 2.4 percent to money market funds. The Company regularly reviews the actual asset allocation of its qualified pension plan and periodically re-balances its investments to achieve the targeted allocation. Alltel continues to believe that an 8.5 percent long-term rate of return on its qualified pension plan assets is a reasonable assumption. For the year ended December 31, 2006, the actual return on qualified pension plan assets was 13.1 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 0.50 percent (from 8.50 percent to 8.00 percent) would result in an increase in pension expense of approximately $0.8 million in 2007.

Prior to the wireline spin-off, in determining the discount rate assumption for both its qualified defined pension plan and postretirement benefit plan, Alltel had selected the discount rate by constructing a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the Company’s pension and postretirement benefit obligations. Following the spin-off, the timing of Alltel’s expected future payment streams of its pension and postretirement benefit obligations changed significantly, such that the Company was no longer able to construct hypothetical bond portfolios that matched the future payment streams. As a result, Alltel changed its method of selecting the discount rate assumption. Under the new methodology, the Company’s expected benefit payments are discounted from their expected payment date to the measurement date using the appropriate spot rate obtained from the Citigroup Pension Discount Curve, a publicly issued index. The discount rate determined on this basis increased from 5.80 percent at December 31, 2005 to 5.94 percent at December 31, 2006. Lowering the discount rate by 0.25 percent (from 5.94 percent to 5.69 percent) would result in an increase in pension expense of approximately $1.2 million in 2007. Alltel will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust them as necessary.

As of December 31, 2006, Alltel had cumulative unrecognized actuarial losses of $34.6 million. These actuarial losses are included in the calculation of the Company’s annual pension expense subject to the following amortization methodology. Unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized into pension expense on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active plan participants (approximately 14 years at December 31, 2006). In applying this amortization method, the estimated pension expense of $14.9 million for 2007 includes $4.7 million of the unrecognized actuarial loss at December 31, 2006.

Alltel does not expect that any contribution to the plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2007. Future contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

Other Postretirement Benefits
The Company provides postretirement healthcare and life insurance benefits for eligible employees. Retired employees share a portion of the cost of these benefits. The Company funds the accrued costs of these plans as benefits are paid. As further illustrated in Note 9 to the consolidated financial statements, total postretirement expense was $11.7 million in 2006, $23.9 million in 2005 and $25.9 million in 2004. Of the total postretirement expense recorded in each year, amounts allocated to discontinued operations were $10.3 million in 2006, $16.7 million in 2005 and $14.5 million in 2004. In connection with the spin-off, Alltel transferred to Windstream the portion of the Alltel postretirement benefit plan which represented the accumulated benefit obligation attributable to the active and retired employees of the wireline business. The amount of the accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $222.5 million. As a result of the spin-off and liability transfer, Alltel’s remaining accumulated postretirement benefit obligation as of December 31, 2006 was $7.5 million.

Alltel’s postretirement expense for 2007 is estimated to be $1.0 million and was calculated based upon a number of actuarial assumptions. Consistent with the methodology used to determine the appropriate discount rate for the Company’s pension obligations discussed above, the discount rate selected for postretirement benefits increased from 5.70 percent at December 31, 2005 to 5.91 percent at December 31, 2006. Lowering the discount rate by 0.25 percent (from 5.91 percent to 5.66 percent) would result in an increase in postretirement expense of less than $0.1 million in 2007. The healthcare cost trend rate is based on the Company’s actual medical claims experience and future projections of medical costs. For the year ended December 31, 2006, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.7 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.6 million.

Off-Balance Sheet Arrangements
The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity. As defined by the Securities and Exchange Commission’s rules and regulations, the Company is not a party to any material off-balance sheet arrangements.

Contractual Obligations and Commitments
Set forth below is a summary of Alltel’s material contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period
	Less than	1-3	3-5	More than
(Millions)	1 Year	Years	Years	5 Years	Total
Long-term debt, including current maturities (a)	$36.3	$92.7	$297.4	$2,302.0	$2,728.4
Interest payments on long-term debt obligations	196.9	386.2	355.0	1,692.2	2,630.3
Operating leases	189.0	280.9	132.2	180.4	782.5
Purchase obligations (b)	105.8	92.8	5.3	-	203.9
Site maintenance fees - cell sites (c)	33.2	71.6	78.9	212.8	396.5
Other long-term liabilities (d)	278.4	338.3	195.9	672.8	1,485.4
Total contractual obligations and commitments	$839.6	$1,262.5	$1,064.7	$5,060.2	$8,227.0

(a)	Excludes $(9.6) million of unamortized discounts and the fair value of interest rate swap agreements of $14.9 million included in long-term debt at December 31, 2006.

(b)
Purchase obligations represent amounts payable under non-cancelable contracts and include commitments for wireless handset purchases, network facilities and transport services, agreements for software licensing and long-term marketing programs.

(c)
In connection with the leasing of 1,773 of the Company’s cell site towers to American Tower, Alltel is obligated to pay American Tower a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement, which expires in phases during 2016 and 2017.

(d)
Other long-term liabilities primarily consist of deferred tax liabilities, minority interests, other postretirement benefit obligations, and deferred compensation. Deferred rental revenue of $301.7 million related to Alltel’s agreement to lease cell site towers to American Tower was not included in the table above. The deferred rental revenue represents cash proceeds received in advance by Alltel under terms of the agreement and will be recognized as revenue ratably over the remaining lease term ending in 2017.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2006, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments. (See Notes 5, 16 and 17 to the consolidated financial statements for additional information regarding certain of the obligations and commitments listed above.)

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

Equity Price Risk
Changes in equity prices primarily affect the fair value of Alltel’s investments in marketable equity securities. Fair value for investments was determined using quoted market prices. Through its merger with Western Wireless, Alltel acquired marketable equity securities. At December 31, 2006, the fair market value of these securities was $189.8 million and included an unrealized holding gain, net of tax, of $37.5 million. Comparatively, at December 31, 2005, the fair market value of these same securities was $166.5 million and included an unrealized holding gain, net of tax, of $22.3 million. A hypothetical 10 percent decrease in quoted market prices would result in a $19.0 million decrease in the fair value of the Company’s marketable equity securities at December 31, 2006. As further discussed in Note 19, on January 24, 2007, Alltel completed the sale of its marketable equity securities for $188.7 million in cash.

Interest Rate Risk
The Company’s earnings are affected by changes in variable interest rates related to Alltel’s issuance of short-term commercial paper and interest rate swap agreements. The Company enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed-interest-rate debt. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. Alltel does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews Alltel’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of December 31, 2006, the Company had no commercial paper borrowings outstanding and had entered into four, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million. The maturities of the four interest rate swaps range from August 15, 2010 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps was 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by the Company was 5.4 percent at December 31, 2006. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $8.5 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $8.5 million.

Comparatively, as of December 31, 2005, the Company had $1.0 billion of commercial paper outstanding and had entered into five, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $925.0 million. The maturities of the five interest rate swaps range from January 15, 2008 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR. The weighted average variable rate paid by the Company was 4.2 percent at December 31, 2005. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $19.2 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $19.2 million.

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

Service revenues are recognized based upon minutes of use processed and contracted fees, net of any credits and adjustments. Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. These estimates are based on historical minutes of use processed. Changes in estimates for revenues are recognized in the period in which they are determinable, and such changes could occur and have a material effect on the Company’s consolidated operating results in the period of change.

In evaluating the collectibility of its trade receivables, Alltel assesses a number of factors including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records an allowance for doubtful accounts to reduce the related receivables to the amount the Company ultimately expects to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, Alltel’s estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements. At December 31, 2006, the Company’s allowance for doubtful accounts was $54.9 million. A 10 percent increase in this reserve would have increased the provision for doubtful accounts by $5.5 million for the year ended December 31, 2006.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the employee’s requisite service period. In order to estimate the fair value of stock options on the date of grant, Alltel has chosen to use a Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including expected volatility and expected life. As disclosed in Note 8 to the consolidated financial statements, the weighted average fair value of stock options granted during 2006 adjusted to reflect the effects of the wireline spin-off previously discussed was $15.18 per share, using the Black-Scholes option-pricing model and a weighted average expected life of 5.9 years and weighted average volatility of 22.9 percent. The expected life assumption was determined based on the Company’s historical stock option exercise experience using a rolling 10-year average for three separate groups of employees that exhibited similar historical exercise behavior. Alltel believes that its historical experience is the best estimate of future exercise patterns currently available. Increasing the weighted average expected life by 0.5 years (from 5.9 years to 6.4 years) would have increased the fair value of stock options granted in 2006 to $16.00 per share. Conversely, decreasing the weighted average expected life by 0.5 years (from 5.9 years to 5.4 years) would have decreased the fair value of stock options granted in 2006 to $14.58 per share.

The expected volatility assumption was based on a combination of the implied volatility derived from publicly traded options to purchase Alltel common stock and the Company’s historical common stock volatility. Implied volatility was derived from two-year traded options, while historical volatility was calculated using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant. Alltel believes that estimating expected volatility based on a combination of implied and historical volatility is more representative of future stock price trends than using historical volatility alone. Increasing the weighted average volatility by 2.5 percent (from 22.9 percent to 25.4 percent) would have increased the fair value of stock options granted in 2006 to $16.26 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 22.9 percent to 20.4 percent) would have decreased the fair value of stock options granted in 2006 to $14.35 per share.

The calculation of the annual costs of providing pension and postretirement benefits are based on certain key actuarial assumptions as disclosed in Note 9 to the consolidated financial statements. In developing the discount rate assumption, the Company’s expected pension and postretirement benefit payments are discounted from their expected payment date to the measurement date using the appropriate spot rate obtained from the Citigroup Pension Discount Curve. The expected return on plan assets for Alltel’s qualified pension plan reflects management’s view of the long-term returns available in the investment market based on historical averages and consultation with investment advisors. The healthcare cost trend rate is based on the Company’s actual medical claims experience and future projections of medical costs. See “Pension Plans” and “Other Postretirement Benefits” for the effects on the Company’s future benefit costs resulting from changes in these key assumptions.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Although Alltel believes it is unlikely that any significant changes to the useful lives of its tangible or finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results. An extension of the average useful life of the Company’s property, plant and equipment of one year would decrease depreciation expense by approximately $79.6 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $117.8 million per year. At December 31, 2006, the Company’s unamortized finite-lived intangible assets totaled $471.6 million and consisted principally of customer lists of $468.0 million. Of the total unamortized customer list intangible assets, $357.6 million were recorded in connection with the Midwest Wireless and Western Wireless acquisitions previously discussed. Substantially all of Alltel’s customer list intangible assets are amortized using the sum-of-the-years digits method over their estimated useful lives, which are 5 to 8 years. The remaining customer list intangible assets are amortized on a straight-line basis over their estimated useful lives, which are 3 to 5 years. An extension of the average useful life of the Company’s finite-lived intangible assets of one year would have decreased amortization expense by approximately $22.1 million in 2006, while a reduction in the average useful life of one year would have increased amortization expense by $45.3 million in 2006.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Alltel tests its goodwill and other indefinite-lived intangible assets for impairment at least annually, which requires the Company to determine the fair value of these intangible assets, as well as the fair value of its reporting units. Following the wireline spin-off, Alltel’s operations consist of a single reporting unit, wireless communications services. For purposes of testing goodwill, fair value of the reporting unit is determined utilizing a combination of the discounted cash flows and market values of comparable public companies. The Company’s indefinite-lived intangible assets consist of its cellular and PCS licenses (the “wireless licenses”). Fair value of the wireless licenses was determined based on the discounted cash flow analysis of the wireless business, incorporating cash flow assumptions regarding the investment in a network, costs to acquire customers and to develop distribution channels and other inputs necessary for making the business operational. During 2006 and 2005, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. In addition, reducing the calculated fair values of goodwill and the wireless licenses by 10 percent would not have resulted in an impairment of the carrying value of the related assets in either 2006 or 2005. Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and the Company’s future consolidated operating results.

The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 13 to the consolidated financial statements and reflect Alltel’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal, state and foreign taxing authorities. Included in the calculation of the Company’s annual income tax expense are the effects of changes, if any, to Alltel’s income tax contingency reserves. Alltel maintains income tax contingency reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined based upon the Company’s best estimate of possible assessments by the IRS or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserves could materially affect the Company’s future consolidated operating results in the period of change.

A number of years may elapse before a particular matter for which Alltel has established a reserve is audited and finally resolved. The number of years for which the Company still has audits open varies depending upon the tax jurisdiction. As previously discussed, during 2006 the IRS completed its examination of Alltel’s consolidated tax returns for the tax periods 1997 through 2003. While it is often difficult to predict the final outcome or timing of the resolution, Alltel believes that its reserves reflect the probable outcome of known income tax contingencies. Favorable resolutions would be recognized as a reduction of income tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to the tax reserves, a cash outlay for settlement and a possible increase to Alltel’s annual tax provision in the year of resolution.

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

Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Alltel is participating in an IRS initiative undertaken to address certain implications of FIN 48. As a result, the Company is currently reviewing a number of its significant uncertain tax positions with the IRS in order to reach final resolution of the proper tax treatment of those items. In conjunction with its participation in the IRS initiative, the Company is finalizing its assessment of its uncertain tax positions as of January 1, 2007 and expects to record a cumulative effect adjustment as a charge to retained earnings of less than $10.0 million during the first quarter of 2007. Consistent with Alltel’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities will be classified as income tax expense within the Company’s consolidated statements of income.

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

Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Alltel and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Examples of such forward-looking statements include statements regarding Alltel’s future cash dividend policy, forecasts of capital requirements for 2007, and future contractual obligation and commitment payments. Alltel disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data as of and for the years ended December 31:

(Millions, except per share amounts)	2006	2005	2004	2003	2002
Revenues and sales	$7,884.0	$6,572.5	$5,298.9	$4,917.5	$4,385.9
Operating expenses	6,512.7	5,415.3	4,340.7	3,999.4	3,501.4
Integration expenses, restructuring and other charges	13.7	23.0	39.3	6.8	27.7
Total costs and expenses	6,526.4	5,438.3	4,380.0	4,006.2	3,529.1
Operating income	1,357.6	1,134.2	918.9	911.3	856.8
Non-operating income (expense), net	97.5	121.5	9.7	(8.6)	(7.7)
Interest expense	(282.5)	(314.5)	(333.1)	(352.1)	(310.2)
Gain on exchange or disposal of assets and other	126.1	218.8	-	(6.0)	1.0
Income from continuing operations before income taxes	1,298.7	1,160.0	595.5	544.6	539.9
Income taxes	475.0	424.5	183.4	200.7	199.6
Income from continuing operations	823.7	735.5	412.1	343.9	340.3
Income from discontinued operations, net of tax	305.7	603.3	634.1	970.6	584.0
Income before cumulative effect of accounting change	1,129.4	1,338.8	1,046.2	1,314.5	924.3
Cumulative effect of accounting change, net of tax	-	(7.4)	-	15.6	-
Net income	1,129.4	1,331.4	1,046.2	1,330.1	924.3
Preferred dividends	0.1	0.1	0.1	0.1	0.1
Net income applicable to common shares	$1,129.3	$1,331.3	$1,046.1	$1,330.0	$924.2
Basic earnings per share:
Income from continuing operations	$2.15	$2.16	$1.34	$1.10	$1.09
Income from discontinued operations	.80	1.77	2.06	3.12	1.88
Cumulative effect of accounting change	-	(.02)	-	.05	-
Net income	$2.95	$3.91	$3.40	$4.27	$2.97
Diluted earnings per share:
Income from continuing operations	$2.14	$2.14	$1.34	$1.10	$1.09
Income from discontinued operations	.79	1.75	2.05	3.10	1.87
Cumulative effect of accounting change	-	(.02)	-	.05	-
Net income	$2.93	$3.87	$3.39	$4.25	$2.96
Dividends per common share	$1.07	$1.525	$1.49	$1.42	$1.37
Weighted average common shares:
Basic	382.7	340.8	307.3	311.8	311.0
Diluted	385.0	344.1	308.4	312.8	312.3
Total assets	$18,343.7	$24,013.1	$16,603.7	$16,661.1	$16,244.6
Total shareholders’ equity	$12,661.9	$13,015.5	$7,128.7	$7,022.2	$5,998.1
Total redeemable preferred stock and long-term debt
(including current maturities)	$2,734.4	$5,727.9	$5,295.4	$5,554.6	$6,055.9

Notes to Selected Financial Information:

See Note 14 to the consolidated financial statements for a discussion of the Company’s discontinued operations. In addition to the spun-off wireline business, discontinued operations for the years 2003 and 2002 also include the operating results of the financial services division, which was sold to Fidelity National Financial, Inc. (“Fidelity National”) on April 1, 2003. In connection with the sale, Alltel recorded an after-tax gain of $323.9 million, which has been included in income from discontinued operations in 2003.

On August 1, 2005, Alltel completed its merger with Western Wireless Corporation (“Western Wireless”). The acquisition of Western Wireless accounted for $709.8 million and $446.5 million of the overall increases in revenues and sales and $70.1 million and $86.3 million of the overall increases in operating income in 2006 and 2005, respectively.

A.
Net income for 2006 included $13.7 million of integration expenses incurred in connection with Alltel’s recent acquisitions of Western Wireless, Midwest Wireless Holdings and wireless properties in Illinois, Texas and Virginia. The integration expenses, which consisted primarily of rebranding, signage and system conversion costs, decreased net income $8.4 million or $.02 per share. (See Note 10 to the consolidated financial statements.) Net income for 2006 included a pretax gain of $176.6 million related to the liquidation of Alltel’s investment in Rural Telephone Bank Class C stock.

Notes to Selected Financial Information, Continued:

During 2006, Alltel also repurchased prior to maturity $1.0 billion of long-term debt and terminated a related interest swap agreement. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million. Following the spin-off of the wireline business, Alltel completed a debt exchange in which the Company transferred to two investment banks certain debt securities received in the spin-off transaction in exchange for certain Alltel debt securities. In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million. These transactions increased net income $68.8 million or $.18 per share in 2006 (See Note 12 to the consolidated financial statements.) Net income for 2006 also reflected a reduction in income tax expense associated with continuing operations of $29.9 million, or $.08 per share, resulting from Alltel’s adjustment of its income tax liabilities including contingency reserves to reflect the results of audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2003. (See Note 2 to the consolidated financial statements.)

B.
Net income for 2005 included $18.5 million of integration expenses incurred in connection with the Company’s exchange of wireless assets with Cingular Wireless LLC (“Cingular”) and purchase of wireless properties in Alabama and Georgia. The integration expenses primarily consisted of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of system conversion and relocation costs. These transactions decreased net income $14.0 million or $.04 per share. (See Note 10 to the consolidated financial statements.) Net income for 2005 included the effect of a special cash dividend of $111.0 million related to the Company’s investment in Fidelity National common stock, which increased net income $69.8 million or $.20 per share. (See Note 11 to the consolidated financial statements.) Net income for 2005 included pretax gains of $158.0 million related to Alltel’s exchange of certain wireless assets with Cingular. During 2005, Alltel also completed the sale of all of its shares of Fidelity National common stock and recognized a pretax gain of $75.8 million. In addition, Alltel incurred pretax termination fees of $15.0 million related to the early retirement of long-term debt and a related interest rate swap agreement. These transactions increased net income $136.7 million or $.40 per share. (See Note 12 to the consolidated financial statements.)  Effective December 31, 2005, Alltel adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, or $.02 per share. (See Note 2 to the consolidated financial statements.)

C.
Net income for 2004 included pretax charges of $14.5 million related to a planned workforce reduction and reorganization of Alltel’s operations and support teams. Alltel also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities of $24.8 million. These transactions decreased net income $24.0 million or $.08 per share. (See Note 10 to the consolidated financial statements.) Net income for 2004 also reflected a reduction in income tax expense associated with continuing operations of $17.9 million, or $.06 per share, resulting from Alltel’s adjustment of its income tax contingency reserves to reflect the results of audits of Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001. (See Note 2 to the consolidated financial statements.)

D.
Net income for 2003 included pretax charges of $1.4 million primarily related to the closing of certain call center locations and the write-off of $7.7 million of certain capitalized software development costs with no alternative future use or functionality. Alltel also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003 to reflect differences between estimated and actual costs paid in completing the previous planned restructuring activities. These transactions decreased net income $4.1 million or $.01 per share. Net income for 2003 also included pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships. These write-downs decreased net income $3.9 million or $.01 per share. Effective January 1, 2003, Alltel adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”. The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million, or $.05 per share.

E.
Net income for 2002 included pretax charges of $12.4 million incurred in connection with restructuring Alltel’s call center and retail store operations. The Company also incurred integration expenses of $8.2 million related to its acquisition of wireless properties from CenturyTel, Inc. Alltel also recorded write-downs in the carrying value of certain cell site equipment of $7.1 million. These charges decreased net income $16.9 million or $.05 per share. Net income for 2002 included a pretax gain of $22.1 million realized from the sale of a wireless property, partially offset by pretax write-downs of $16.3 million related to investments in marketable securities. Alltel also recorded a pretax adjustment of $4.8 million to reduce the gain recognized from the dissolution of a wireless partnership that was initially recorded in 2001. These transactions increased net income $0.6 million or less than $.01 per share.

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

Dated February 20, 2007

Scott T. Ford	Sharilyn S. Gasaway
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has excluded the operations of Midwest Wireless Holdings L.L.C., a wholly-owned subsidiary of the Company, from its assessment of internal control over financial reporting as of December 31, 2006, because it was acquired by the Company in a purchase business combination completed during the fourth quarter of 2006. The operations of Midwest Wireless included in total assets and total revenues and sales represent approximately 0.8 percent and 1.0 percent of the Company’s consolidated total assets and total revenues and sales, respectively, as of and for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 20, 2007

Scott T. Ford	Sharilyn S. Gasaway
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alltel Corporation:

We have completed integrated audits of Alltel Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Alltel Corporation and its subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005 and the manner in which it accounts for share based compensation and pension and other post-retirement benefit costs in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Midwest Wireless Holdings LLC from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Midwest Wireless Holdings LLC from our audit of internal control over financial reporting. Midwest Wireless Holdings LLC is a wholly-owned subsidiary whose total assets and total revenues and sales represent approximately 0.8 percent and 1.0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 20, 2007

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in millions, except per share amounts)
Assets	2006	2005
Current Assets:
Cash and short-term investments	$934.2	$982.4
Accounts receivable (less allowance for doubtful
accounts of $54.9 and $70.6, respectively)	807.3	761.8
Inventories	218.6	195.2
Prepaid expenses and other	67.7	92.1
Assets related to discontinued operations	4.3	565.4
Total current assets	2,032.1	2,596.9
Investments	368.9	356.4
Goodwill	8,447.0	7,429.3
Other intangibles	2,129.4	1,861.4
Property, Plant and Equipment:
Land	314.9	280.3
Building and improvements	955.1	901.1
Operating plant and equipment	7,933.8	7,362.9
Information processing	1,048.1	1,126.5
Furniture and fixtures	173.8	143.6
Under construction	496.0	344.3
Total property, plant and equipment	10,921.7	10,158.7
Less accumulated depreciation	5,690.3	5,056.0
Net property, plant and equipment	5,231.4	5,102.7
Other assets	89.4	248.2
Assets related to discontinued operations	45.5	6,418.2
Total Assets	$18,343.7	$24,013.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$36.3	$183.0
Accounts payable	576.1	500.0
Advance payments and customer deposits	186.2	170.8
Accrued taxes	114.1	141.3
Accrued dividends	46.0	147.8
Accrued interest	79.3	98.3
Current deferred income taxes	-	349.6
Other current liabilities	156.5	206.7
Liabilities related to discontinued operations	2.8	492.5
Total current liabilities	1,197.3	2,290.0
Long-term debt	2,697.4	5,544.1
Deferred income taxes	1,109.5	1,142.3
Other liabilities	677.6	796.9
Liabilities related to discontinued operations	-	1,224.3
Total liabilities	5,681.8	10,997.6
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 10,307 and 11,122
shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized,
364,505,820 and 383,605,936 shares issued and outstanding, respectively	364.5	383.6
Additional paid-in capital	4,296.8	5,339.3
Accumulated other comprehensive income	9.5	19.5
Retained earnings	7,990.8	7,272.8
Total shareholders’ equity	12,661.9	13,015.5
Total Liabilities and Shareholders’ Equity	$18,343.7	$24,013.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2006	2005	2004
Revenues and sales:
Service revenues	$7,029.8	$5,924.5	$4,826.0
Product sales	854.2	648.0	472.9
Total revenues and sales	7,884.0	6,572.5	5,298.9
Costs and expenses:
Cost of services (excluding depreciation of $674.0, $577.7 and
$513.3 in 2006, 2005 and 2004, respectively included below)	2,340.6	1,959.9	1,552.6
Cost of products sold	1,176.9	941.8	743.6
Selling, general, administrative and other	1,755.3	1,518.8	1,268.6
Depreciation and amortization	1,239.9	994.8	775.9
Integration expenses, restructuring and other charges	13.7	23.0	39.3
Total costs and expenses	6,526.4	5,438.3	4,380.0
Operating income	1,357.6	1,134.2	918.9

Equity earnings in unconsolidated partnerships	60.1	43.4	68.5
Minority interest in consolidated partnerships	(46.6)	(69.1)	(80.1)
Other income, net	84.0	147.2	21.3
Interest expense	(282.5)	(314.5)	(333.1)
Gain on exchange or disposal of assets and other	126.1	218.8	-

Income from continuing operations before income taxes	1,298.7	1,160.0	595.5
Income taxes	475.0	424.5	183.4

Income from continuing operations	823.7	735.5	412.1
Income from discontinued operations
(net of income tax expense of $214.1, $427.4 and $362.4 in 2006, 2005 and 2004, respectively)	305.7	603.3	634.1

Income before cumulative effect of accounting change	1,129.4	1,338.8	1,046.2
Cumulative effect of accounting change
(net of income tax benefit of $4.6 in 2005)	-	(7.4)	-

Net income	1,129.4	1,331.4	1,046.2
Preferred dividends	0.1	0.1	0.1
Net income applicable to common shares	$1,129.3	$1,331.3	$1,046.1
Earnings per share:
Basic:
Income from continuing operations	$2.15	$2.16	$1.34
Income from discontinued operations	.80	1.77	2.06
Cumulative effect of accounting change	-	(.02)	-
Net income	$2.95	$3.91	$3.40
Diluted:
Income from continuing operations	$2.14	$2.14	$1.34
Income from discontinued operations	.79	1.75	2.05
Cumulative effect of accounting change	-	(.02)	-
Net income	$2.93	$3.87	$3.39

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2006	2005	2004
Cash Provided from Operations:
Net income	$1,129.4	$1,331.4	$1,046.2
Adjustments to reconcile net income to net cash provided from operations:
Income from discontinued operations	(305.7)	(603.3)	(634.1)
Cumulative effect of accounting change	-	7.4	-
Depreciation and amortization	1,239.9	994.8	775.9
Provision for doubtful accounts	227.3	192.5	146.5
Non-cash portion of integration expenses, restructuring and other charges	-	15.0	25.6
Non-cash portion of gain on exchange or disposal of assets and other	(80.0)	(232.7)	-
Increase in deferred income taxes	38.7	71.8	187.7
Adjustments to income tax liabilities including contingency reserves	(29.9)	-	(19.7)
Other, net	(13.9)	5.1	(19.3)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(237.0)	(228.7)	(181.8)
Inventories	(20.0)	(46.6)	(44.8)
Accounts payable	67.2	111.1	(21.2)
Other current liabilities	(516.4)	(94.6)	96.1
Other, net	(9.4)	42.1	(69.0)
Net cash provided from operations	1,490.2	1,565.3	1,288.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,164.5)	(949.0)	(778.3)
Additions to capitalized software development costs	(32.6)	(43.1)	(27.8)
Additions to investments	(0.5)	(0.9)	(3.2)
Purchases of property, net of cash acquired	(1,760.6)	(1,137.6)	(185.1)
Proceeds from the sale of assets	-	84.4	-
Proceeds from the sale of investments	200.6	353.9	-
Proceeds from the return on investments	50.8	36.8	81.0
Other, net	13.2	18.6	(0.9)
Net cash used in investing activities	(2,693.6)	(1,636.9)	(914.3)
Cash Flows from Financing Activities:
Dividends on common and preferred stock	(513.1)	(490.5)	(467.6)
Repayments of long-term debt	(1,198.5)	(2,655.7)	(255.2)
Repurchases of common stock	(1,595.6)	-	(595.3)
Cash payments to effect conversion of convertible notes	(67.6)	-	-
Distributions to minority investors	(38.2)	(65.6)	(66.9)
Excess tax benefits from stock option exercises	12.2	-	-
Long-term debt issued, net of issuance costs	-	1,000.0	-
Common stock issued	216.0	1,463.5	25.9
Net cash used in financing activities	(3,184.8)	(748.3)	(1,359.1)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	599.5	1,242.5	1,178.7
Cash provided from (used in) investing activities	3,746.6	171.4	(344.1)
Cash used in financing activities	(0.2)	(87.0)	(24.5)
Net cash provided from discontinued operations	4,345.9	1,326.9	810.1

Effect of exchange rate changes on cash and short-term investments	(5.9)	(1.8)	(0.1)

Increase (decrease) in cash and short-term investments	(48.2)	505.2	(175.3)
Cash and Short-term Investments:
Beginning of the year	982.4	477.2	652.5
End of the year	$934.2	$982.4	$477.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,

				Accumulated
			Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2003	$0.4	$312.6	$750.1	$74.2	$5,884.9	$7,022.2
Net income	-	-	-	-	1,046.2	1,046.2
Other comprehensive income, net of tax (See Note 15)
Unrealized holding gains on investments,
net of reclassification adjustments	-	-	-	80.3	-	80.3
Foreign currency translation adjustment	-	-	-	(0.1)	-	(0.1)
Comprehensive income	-	-	-	80.2	1,046.2	1,126.4
Employee plans, net	-	0.6	25.2	-	-	25.8
Restricted stock, net of unearned compensation	-	0.2	2.8	-	-	3.0
Tax benefit for non-qualified stock options	-	-	3.9	-	-	3.9
Conversion of preferred stock	(0.1)	-	-	-	-	-
Repurchases of stock	-	(11.2)	(584.1)	-	-	(595.3)
Dividends:
Common - $1.49 per share	-	-	-	-	(457.2)	(457.2)
Preferred	-	-	-	-	(0.1)	(0.1)
Balance at December 31, 2004	0.3	302.3	197.9	154.4	6,473.8	7,128.7
Net income	-	-	-	-	1,331.4	1,331.4
Other comprehensive loss, net of tax (See Note 15)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	(131.6)	-	(131.6)
Foreign currency translation adjustment,
net of reclassification adjustments	-	-	-	(3.3)	-	(3.3)
Comprehensive income	-	-	-	(134.9)	1,331.4	1,196.5
Acquisitions (See Note 3)	-	54.3	3,688.2	-	-	3,742.5
Settle equity unit purchase obligation (See Note 5)	-	24.5	1,360.5	-	-	1,385.0
Employee plans, net	-	2.3	76.7	-	-	79.0
Restricted stock, net of unearned compensation	-	0.2	6.1	-	-	6.3
Tax benefit for non-qualified stock options	-	-	9.9	-	-	9.9
Dividends:
Common - $1.525 per share	-	-	-	-	(532.3)	(532.3)
Preferred	-	-	-	-	(0.1)	(0.1)
Balance at December 31, 2005	0.3	383.6	5,339.3	19.5	7,272.8	13,015.5
Net income	-	-	-	-	1,129.4	1,129.4
Other comprehensive income, net of tax (See Note 15)
Unrealized holding gains on investments	-	-	-	15.2	-	15.2
Foreign currency translation adjustment,
net of reclassification adjustments	-	-	-	2.8	-	2.8
Comprehensive income	-	-	-	18.0	1,129.4	1,147.4
Employee plans, net	-	5.1	210.7	-	-	215.8
Issuance of restricted stock	-	0.3	-	-	-	0.3
Amortization of stock-based compensation (See Note 2)	-	-	37.5	-	-	37.5
Tax benefit for non-qualified stock options	-	-	11.7	-	-	11.7
Conversion of convertible notes (See Note 3)	-	4.0	41.4	-	-	45.4
Spin-off of wireline telecommunications business	-	-	223.3	-	-	223.3
Repurchases of stock	-	(28.5)	(1,567.1)	-	-	(1,595.6)
Adjustment to initially apply the recognition provisions
of SFAS No. 158, net of tax (See Note 9)	-	-	-	(28.0)	-	(28.0)
Dividends:
Common - $1.07 per share	-	-	-	-	(411.3)	(411.3)
Preferred	-	-	-	-	(0.1)	(0.1)
Balance at December 31, 2006	$0.3	$364.5	$4,296.8	$9.5	$7,990.8	$12,661.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
Description of Business - ALLTEL Corporation (“Alltel” or the “Company”) is incorporated in the state of Delaware. As further discussed in Note 14, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products. The new wireline company formed in the merger of Alltel’s wireline operations and Valor is named Windstream Corporation (“Windstream”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities, and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented. Following the spin-off, Alltel provides wireless voice and data communications services to nearly 12 million customers in 36 states. Through roaming arrangements with other carriers, Alltel is able to offer its customers wireless services covering more than 95 percent of the U.S. population. Alltel manages its wireless business and retained portion of communications support services as a single operating segment, and accordingly, Alltel’s continuing operations consist of a single reportable business segment, wireless communications services. Unless otherwise noted, the footnote disclosures accompanying these consolidated financial statements exclude information related to the spun-off wireline telecommunications business.

Basis of Presentation - Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. The consolidated financial statements include the accounts of Alltel, its subsidiary companies, majority-owned partnerships and controlled business ventures. Investments in 20 percent to 50 percent owned entities and all unconsolidated partnerships are accounted for using the equity method. Investments in less than 20 percent owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation.

Service revenues primarily consist of revenues earned from providing access to and usage of the Company’s networks and facilities. Product sales consist of the sales of wireless handsets and accessories to new and existing customers and to third-party agents and other distributors. Sales and use and state excise taxes collected from customers and remitted to governmental authorities are reported on a net basis and excluded from revenues and sales. Shipping and handling costs for wireless handsets and accessories sold to third-party agents and other distributors are classified as cost of products sold. Cost of services include the costs related to completing calls over Alltel’s telecommunications network, including access, interconnection, toll and roaming charges paid to other wireless service providers, as well as the costs to operate and maintain the network. Additionally, cost of services includes bad debt expense and business taxes.

Cash and Short-term Investments - Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable - Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, Alltel considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions, and a specific customer’s ability to meet its financial obligations to the Company. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined using the specific identification method of valuation. Market is determined using replacement cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Investments - Investments in unconsolidated partnerships are accounted for using the equity method. Investments in equity securities are classified as available for sale and are recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All other investments are accounted for using the cost method. Investments are periodically reviewed for impairment. If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference. Investments were as follows at December 31:

(Millions)	2006	2005
Investments in unconsolidated partnerships	$165.1	$157.2
Equity securities	189.8	166.5
Other cost investments	14.0	32.7
	$368.9	$356.4

Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships. The carrying value of excess cost included in investments was $3.5 million at both December 31, 2006 and 2005. As further discussed in Note 19, on January 24, 2007, Alltel sold its investment in equity securities.

Goodwill and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. Identifiable intangible assets consist primarily of cellular and Personal Communications Services (“PCS”) licenses (the “wireless licenses”) issued by the Federal Communications Commission (”FCC”) and customer lists. Alltel determined that the wireless licenses met the indefinite life criteria outlined in SFAS No. 142, “Goodwill and Other Intangible Assets”, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. In accordance with SFAS No. 142, goodwill and other indefinite-lived intangible assets are not amortized. Customer lists represent the value of customers of acquired businesses and have a finite life. Substantially all of the Company’s customer list intangible assets are amortized using the sum-of-the-years digits method over their estimated useful lives, which are 5 to 8 years. The remaining customer lists and a roaming agreement intangible asset acquired in connection with Alltel’s merger with Western Wireless Corporation (“Western Wireless”) are amortized on a straight-line basis over their estimated useful lives, which are 3 to 5 years for customer lists and 41 months for the roaming agreement.

SFAS No. 142 requires goodwill to be assigned to a company’s reporting units and tested for impairment annually using a consistent measurement date, which for Alltel is January 1st of each year. Following the wireline spin-off, Alltel’s operations consist of a single reporting unit, wireless communications services. The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount. Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill. Alltel completed step one of the annual impairment reviews of goodwill for both 2006 and 2005 and determined that no write-down in the carrying value of goodwill was required. For purposes of completing the annual impairment reviews, fair value of the wireless reporting unit was determined utilizing a combination of the discounted cash flows of the wireless business and calculated market values of comparable public companies.

SFAS No. 142 also requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts. The wireless licenses are operated as a single asset supporting the Company’s wireless business, and accordingly are aggregated for purposes of testing impairment. For purposes of completing the annual impairment reviews, the fair value of the wireless licenses was determined based on the discounted cash flow analysis of the wireless business, incorporating cash flow assumptions regarding the investment in a network, costs to acquire customers and to develop distribution channels and other inputs necessary for making the business operational. Upon completing the annual impairment reviews of its wireless licenses for both 2006 and 2005, Alltel determined that no write-down in the carrying value of these assets was required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Property, Plant and Equipment - Property, plant and equipment are stated at original cost. Operating plant and equipment consists of cell site towers, switching, controllers and other radio frequency equipment. Information processing plant consists of data processing equipment, purchased software and internal use capitalized software development costs. The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. When depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the applicable plant accounts and the corresponding gain or loss is included in Alltel’s consolidated results of operations. Depreciation expense amounted to $1,063.8 million in 2006, $890.4 million in 2005 and $723.4 million in 2004. Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:
Depreciable Lives
Buildings and improvements	5-35 years
Operating plant and equipment	3-20 years
Information processing	3-7 years
Furniture and fixtures	5-10 years

The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $13.1 million in 2006, $16.6 million in 2005 and $13.8 million in 2004.

Capitalized Software Development Costs - Software development costs incurred in the application development stage of internal use software are capitalized and recorded in information processing plant in the accompanying consolidated balance sheets. Modifications and upgrades to internal use software are capitalized to the extent such enhancements provide additional functionality. Software maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over three years.

Impairment of Long-Lived Assets - Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. Assets to be disposed of that are not classified as discontinued operations are reported at the lower of their carrying amount or fair value less cost to sell.

Asset Retirement Obligations - In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, Alltel records at fair value the liability associated with asset retirement obligations in the period in which it is incurred and capitalizes the cost by increasing the carrying value of the related long-lived asset. The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, Alltel will either settle the obligation for its recorded amount or recognize a gain or loss. For operating facilities in which the Company owns the underlying land, Alltel has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property. Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term. Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term. Accordingly, Alltel is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143. Significant assumptions used in estimating the Company’s asset retirement obligations include estimating the probability, depending upon the type of operating lease, that the Company’s assets with asset retirement obligations will be remediated at the lessor’s directive; expected settlement dates that coincide with lease expiration dates, including estimates of lease renewals; remediation costs that are indicative of what third party vendors would charge the Company to remediate the sites; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Derivative Instruments - The Company uses derivative instruments to manage its exposure to fluctuations in foreign currency exchange rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes. Alltel has entered into interest rate swap agreements and designated these derivatives as fair value hedges. During 2006 and 2005, Alltel entered into foreign currency forward exchange contracts to hedge the foreign currency exposure of its net investment in certain of its international operations prior to their disposal. As further discussed in Note 14, Alltel completed the sale of its remaining international operations in the second quarter of 2006.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, all derivatives are recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of the derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings along with the corresponding changes in the fair value of the hedged item. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable. Changes in the fair value of the foreign currency forward contracts due to exchange rate fluctuations were recorded in shareholders’ equity (foreign currency translation adjustment) and offset the effect of foreign currency changes in the fair value of the net investment being hedged. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in income.

Preferred Stock - Cumulative preferred stock is issuable in series. Alltel’s Board of Directors is authorized to designate the number of shares and fix the terms. There are 50.0 million shares of no par value cumulative non-voting preferred stock and 50.0 million shares of $25 par value voting cumulative preferred stock authorized. Two series of no par value preferred stock, Series C and Series D, were outstanding at December 31, 2006 and 2005. There were no shares of $25 par value preferred stock outstanding at December 31, 2006 and 2005. The Series C non-redeemable preferred shares are convertible at any time into 7.3178 shares of Alltel common stock. The Series D redeemable preferred shares are convertible at any time prior to redemption into 6.7324 shares of Alltel common stock. The Series D shares may be redeemed at the option of the Company or the holder at the $28 per share stated value. There were 26,437 shares and 27,737 shares of Series D stock outstanding at December 31, 2006 and 2005, respectively. The outstanding Series D stock of $0.7 million and $0.8 million at December 31, 2006 and 2005, respectively, is included in other liabilities in the accompanying consolidated balance sheets. During 2006, $36,000 of Series D stock was converted into Alltel common stock compared to $125,000 in 2005 and $94,000 in 2004.

Mandatorily Redeemable Financial Instruments - At December 31, 2006 and 2005, three of Alltel’s consolidated non-wholly owned wireless partnerships had finite lives specified in their partnership agreements, and accordingly, were legally required to be dissolved and terminated at a specified future date, usually 50 or 99 years after formation, and the proceeds distributed to the partners. Under the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the minority interests associated with these partnerships are considered mandatorily redeemable financial instruments, and as such, would be required to be reported as liabilities in Alltel’s consolidated financial statements, initially measured at settlement value, and subsequently re-measured at each balance sheet date with changes in settlement values reported as a component of interest expense. In 2003, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150” (“FSP No. 150-3”). FSP No. 150-3 deferred indefinitely the recognition and measurement provisions of SFAS No. 150 applicable to mandatorily redeemable noncontrolling interests, including the minority interests associated with Alltel’s consolidated non-wholly owned partnerships with finite lives. In accordance with FSP No. 150-3, the minority interests associated with the Company’s finite-lived partnerships continue to be reported at book value. The estimated settlement value and carrying value of the minority interests for the partnerships within the scope of SFAS No. 150 and FSP No. 150-3 were as follows at December 31:

(Millions)	2006		2005
	Settlement	Carrying	Settlement	Carrying
	Value	Amount	Value	Amount
Minority interest liability - finite-lived partnerships	$19.6	$5.1	$19.6	$4.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Unrealized Holding Gain on Investments - Equity securities of certain publicly traded companies owned by Alltel have been classified as available-for-sale and are reported at fair value, with cumulative unrealized net gains reported, net of tax, as a separate component of shareholders’ equity. The unrealized gains, including the related tax impact, are non-cash items, and accordingly, have been excluded from the accompanying consolidated statements of cash flows. As further discussed in Note 19, on January 24, 2007, Alltel sold its remaining investment in equity securities.

Foreign Currency Translation Adjustment - Following the sales of the operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia completed during the second quarter of 2006 (see Note 14), Alltel does not hold any material interests in international operations. Prior to disposal, assets and liabilities of the Company’s foreign operations were translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date. Revenue and expense accounts were translated using the weighted average exchange rate in effect during the period. The resulting translation gains or losses were recorded as a separate component of shareholders’ equity.

Revenue Recognition - Service revenues are primarily earned from providing access to and usage of the Company’s networks and facilities. Access revenues from postpaid customers are generally billed one month in advance and are recognized over the period that the corresponding services are rendered to customers. Revenues derived from usage of the Company’s networks, including airtime, roaming and long-distance revenues are recognized when the services are provided and are included in unbilled revenues until billed to the customer. Prepaid wireless airtime sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the airtime is used or expires.

The Company offers enhanced services including caller identification, call waiting, call forwarding, three-way calling, voice mail, text and picture messaging, as well as downloadable wireless data applications, including ringtones, music, games, and other informational content. Generally, these enhanced features and data applications generate additional service revenues through monthly subscription fees or increased usage through utilization of the features and applications. Other optional services, such as mobile-to-mobile calling, roadside assistance and equipment protection plans may also be provided for a monthly fee and are either sold separately or bundled and included in packaged rate plans. Revenues from enhanced features and optional services are recognized when earned. Access and usage-based services are billed throughout the month based on the bill cycle assigned to a particular customer. As a result of billing cycle cut-off times, Alltel must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to wireless service revenues of $111.6 million and $129.7 million at December 31, 2006 and 2005, respectively.

Sales of communications products including wireless handsets and accessories represent a separate earnings process from the sale of wireless services and are recognized when products are delivered to and accepted by customers, third-party agents or other distributors. The Company accounts for transactions involving both the activation of service and the sale of equipment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Fees assessed to communications customers to activate service are not a separate unit of accounting and are allocated to the delivered item (equipment) and recognized as product sales to the extent that the aggregate proceeds received from the customer for the equipment and activation fee do not exceed the fair value of the equipment. Any activation fee not allocated to the equipment would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship.

Advertising - Advertising costs are expensed as incurred. Advertising expense totaled $368.6 million in 2006, $295.1 million in 2005 and $242.4 million in 2004.

Operating Leases - Certain of the Company’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Alltel accounts for these operating leases in accordance with SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

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

Earnings Per Share - Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding convertible debt, restricted and preferred stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of Alltel’s common stock. The number of stock options that was not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock was approximately 5.1 million, 7.0 million and 9.7 million shares of common stock at December 31, 2006, 2005 and 2004, respectively. The dilutive effects of the convertible preferred stock and the convertible notes acquired in the Western Wireless merger were computed using the if-converted method. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2006	2005	2004
Basic earnings per share:
Income from continuing operations	$823.7	$735.5	$412.1
Income from discontinued operations	305.7	603.3	634.1
Cumulative effect of accounting change	-	(7.4)	-
Less preferred dividends	(0.1)	(0.1)	(0.1)
Net income applicable to common shares	$1,129.3	$1,331.3	$1,046.1
Weighted average common shares outstanding for the year	382.7	340.8	307.3
Basic earnings per share:
Income from continuing operations	$2.15	$2.16	$1.34
Income from discontinued operations	.80	1.77	2.06
Cumulative effect of accounting change	-	(.02)	-
Net income	$2.95	$3.91	$3.40
Diluted earnings per share:
Net income applicable to common shares	$1,129.3	$1,331.3	$1,046.1
Adjustment for interest expense on convertible notes, net of tax	0.4	1.4	-
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1
Net income applicable to common shares assuming conversion
of above securities	$1,129.8	$1,332.8	$1,046.2
Weighted average common shares outstanding for the year	382.7	340.8	307.3
Increase in shares resulting from:
Assumed exercise of stock options	1.3	1.5	0.8
Assumed conversion of convertible notes	0.7	1.5	-
Assumed conversion of convertible preferred stock	0.2	0.2	0.3
Non-vested restricted stock awards	0.1	0.1	-
Weighted average common shares, assuming conversion
of above securities	385.0	344.1	308.4
Diluted earnings per share:
Income from continuing operations	$2.14	$2.14	$1.34
Income from discontinued operations	.79	1.75	2.05
Cumulative effect of accounting change	-	(.02)	-
Net income	$2.93	$3.87	$3.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Recently Issued Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Alltel is participating in an IRS initiative undertaken to address certain implications of FIN 48. As a result, the Company is currently reviewing a number of its significant uncertain tax positions with the IRS in order to reach final resolution of the proper tax treatment of those items. In conjunction with its participation in the IRS initiative, the Company is finalizing its assessment of its uncertain tax positions as of January 1, 2007 and expects to record a cumulative effect adjustment as a charge to retained earnings of less than $10.0 million during the first quarter of 2007. Consistent with Alltel’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities will be classified as income tax expense within the Company’s consolidated statements of income.

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

2.	Accounting Changes:
Changes in Accounting Estimates - Alltel is routinely audited by federal and state taxing authorities. The outcome of these audits may result in Alltel being assessed taxes in addition to amounts previously paid. Accordingly, Alltel maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the IRS or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. On October 10, 2006, Alltel entered into a closing agreement with the IRS to settle all of its tax liabilities for the tax years 1997 through 2001. On December 27, 2006, Alltel also reached an agreement with the IRS to settle all tax liabilities for the tax years 2002 and 2003. In conjunction with these settlements, the Company reassessed its remaining income tax liabilities including its contingency reserves related to those tax years, and in the fourth quarter of 2006, Alltel recorded a $37.5 million reduction in its income tax liabilities to reflect the results of the IRS audits. The adjustments included interest charges on potential assessments and amounts related to the wireline business spun-off on July 17, 2006 and the financial services division sold on April 1, 2003. Pursuant to the terms of the distribution and sales agreements, Alltel retained all income tax liabilities related to the wireline business and financial services division for periods prior to the dates of disposition other than those related to the treatment of certain universal service funds and certain timing issues. The adjustments to the tax liabilities resulted in a reduction in income tax expense associated with continuing operations of $29.9 million. The adjustment of the tax contingency reserves related to the spun-off wireline business and sold financial services division of $7.6 million has been reported as discontinued operations in the accompanying consolidated financial statements.

During 2004, Alltel had previously adjusted its income tax contingency reserves to reflect proposed audit adjustments issued by the IRS related to the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001. With the exception of three issues which were pending at appeals and subsequently resolved as part of the closing agreements discussed above, Alltel had agreed with the proposed IRS findings. As a result, Alltel reassessed its income tax contingency reserves to reflect the IRS findings and recorded a $129.3 million reduction in these reserves. The adjustments primarily related to acquisition-related issues and included interest charges on potential assessments. The corresponding effects of the adjustments to the tax contingency reserves resulted in a reduction in goodwill of $94.5 million and a reduction in income tax expense associated with continuing operations of $17.9 million. In addition, $15.1 million of the adjustments to the tax contingency reserves related to the financial services division sold to Fidelity National Financial Inc. (“Fidelity National”) on April 1, 2003. Pursuant to the terms of the sale agreement, Alltel retained, as of the date of sale, all income tax liabilities related to the sold operations and agreed to indemnify Fidelity National from any future tax liability imposed on the financial services division for periods prior to the date of sale. The remaining $1.8 million of adjustments to the tax contingency reserves related to the spun-off wireline business. The adjustments of the tax contingency reserves related to the disposed financial services division and spun-off wireline business have also been reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Accounting Changes, Continued:
During the third quarter of 2004, Alltel prospectively changed the depreciable lives of certain operating equipment. The depreciable lives were shortened in response to the rapid pace of technological development and the increasing demands of Alltel’s customers for new products and services. The effects of this change resulted in an increase in depreciation expense of $2.6 million and a decrease in net income of $1.8 million or $.01 per share for the year ended December 31, 2004.

Changes in Accounting Principle - In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarized the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method and applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). Under the modified prospective transition method, Alltel is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption. Compensation expense for the unvested awards outstanding as of January 1, 2006 is recognized over the remaining requisite service period based on the fair value of the awards on the date of grant, as previously calculated by Alltel in developing its pro forma disclosures in accordance with the provisions of SFAS No. 123. Operating results for prior periods have not been restated. Upon adoption of SFAS No. 123(R), Alltel elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123.

Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.1 percent based on Alltel’s historical experience. In the Company’s pro forma information required under SFAS No. 123, Alltel accounted for forfeitures as they occurred. Compensation expense for stock option awards granted after January 1, 2006 are expensed using a straight-line single option method, which is the same attribution method that was used by Alltel for purposes of its pro forma disclosures under SFAS No. 123.

The adoption of SFAS 123(R) also affected the computation of earnings per share, accounting for income taxes and the reporting of cash flows related to share-based compensation. For stock options that were fully or partially vested as of January 1, 2006, Alltel, for purposes of calculating diluted earnings per share, uses the actual tax benefit windfall or shortfall that would be recognized in the financial statements upon exercise of the option in computing the assumed proceeds under the treasury stock method. As permitted under FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, in the fourth quarter of 2006, Alltel elected to use the alternative transition method for calculating the beginning balance of the additional paid-in capital pool available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Tax deficiencies arise when actual tax benefits realized upon the exercise of stock options are less than the tax benefit recorded in the financial statements. The election of the alternative transition method did not have a material effect on Alltel’s operating or financing cash flows previously reported in its 2006 quarterly unaudited consolidated financial statements.

Stock-based compensation expense recognized for year ended December 31, 2006 was as follows:

(Millions, except per share amounts)
Compensation expense related to stock options issued by Alltel	$19.3
Compensation expense related to stock options converted to Alltel stock options
in connection with the acquisition of Western Wireless Corporation	2.0
Compensation expense related to restricted stock awards	16.2
Compensation expense before income taxes	37.5
Income tax benefit	(12.1)
Compensation expense, net of tax	$25.4
Earnings per share effects of compensation expense, net of tax
Basic earnings per share	$.07
Diluted earnings per share	$.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Accounting Changes, Continued:
Comparatively, stock-based compensation expense recognized for the years ended December 31, 2005 and 2004 was $6.1 million and $2.8 million, respectively, consisting solely of expense related to restricted stock awards. Stock-based compensation expense is included in selling, general, administrative and other expenses within Alltel’s consolidated statements of income. Of the total pretax stock-based compensation expense presented in the table above, amounts allocated to discontinued operations were $4.0 million for the year ended December 31, 2006, compared to $1.8 million and $0.8 million for the same periods of 2005 and 2004, respectively. As presented in the table above, the effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in a pretax charge of $19.3 million, which decreased net income $14.3 million or $.04 per share for the year ended December 31, 2006.

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

The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the years ended December 31:

(Millions, except per share amounts)		2005	2004
Net income as reported		$1,331.4	$1,046.2
Add stock-based compensation expense included in
net income, net of related tax effects		4.2	1.8
Deduct stock-based employee compensation expense determined
under fair value method for all awards, net of related tax effects		(23.3)	(26.3)
Pro forma net income		$1,312.3	$1,021.7
Basic earnings per share:	As reported	$3.91	$3.40
	Pro forma	$3.85	$3.32
Diluted earnings per share:	As reported	$3.87	$3.39
	Pro forma	$3.81	$3.31

See Note 8 for a further discussion of the Company’s stock-based compensation plans.

During the fourth quarter of 2005, Alltel adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Alltel evaluated the effects of FIN 47 on its operations and determined that, for certain buildings containing asbestos, the Company was legally obligated to remediate the asbestos if the Company were to abandon, sell or otherwise dispose of the buildings. In addition, for the former wireline operations acquired in Kentucky and Nebraska that were not subject to SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”, upon adoption of FIN 47, Alltel recorded a liability to reflect the legal obligation to properly dispose of chemically-treated telephone poles at the time they were removed from service. In accordance with federal and state regulations, depreciation expense for Alltel’s former wireline operations that followed the accounting prescribed by SFAS No. 71 historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations. The cumulative effect of this change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005. In connection with the wireline spin-off, Alltel transferred to Windstream the conditional asset retirement obligation of $16.9 million resulting from the adoption of FIN 47.

Effective January 1, 2005, Alltel changed its accounting for operating leases with scheduled rent increases. Previously, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of SFAS No. 13 and FASB Technical Bulletin No. 85-3. The effect of this change, which is included in cost of services, was not material to Alltel’s 2005 or previously reported consolidated results of operations, financial position or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions:
On October 3, 2006, Alltel completed the purchase of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1,083.5 million in cash. The final purchase price included $8.3 million of working capital adjustments. In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2.0 million potential customers (“POPs”), network assets and approximately 450,000 customers in select markets in Minnesota, Iowa and Wisconsin. During the fourth quarter of 2006, Alltel completed a preliminary purchase price allocation for this acquisition based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $969.9 million to customer list, cellular licenses and goodwill. Alltel expects substantially all of the goodwill and other identified intangible assets recorded in this acquisition to be deductible for income tax purposes. Given the close proximity to year end that this acquisition was completed, the values of certain assets and liabilities have been based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of inventory and property, plant and equipment, employee termination benefits and relocation expenses and other costs to exit certain contractual arrangements. Accordingly, the purchase price allocation is subject to adjustment based upon the final determination of fair values.

During the second quarter of 2006, Alltel purchased for $218.2 million in cash wireless properties covering approximately 727,000 POPs in Illinois, Texas and Virginia. During the third quarter of 2006, Alltel completed the purchase price allocations for these transactions based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $212.9 million to customer list ($33.6 million), cellular licenses ($43.0 million) and goodwill ($136.3 million). Of the total amount of goodwill and other identified intangible assets recorded in connection with these transactions, the Company expects approximately $78.7 million will be deductible for income tax purposes.

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

The customer list recorded in the Midwest Wireless transaction is being amortized using the sum-of-the-years digits method over an eight-year period, which is consistent with the historical customer churn rates for the acquired markets. For all other acquisitions completed during 2006, the customer lists recorded are being amortized using the sum-of-the-years digits method over their expected lives of five years. The cellular licenses recorded in connection with all of the 2006 acquisitions are classified as indefinite-lived intangible assets and are not subject to amortization. For the acquisitions completed during the second and fourth quarters of 2006, Alltel paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because the acquisitions expanded the Company’s wireless operations into new markets in Illinois, Minnesota, Texas and Virginia and added a combined 562,000 new customers to Alltel’s wireless customer base. For the acquisitions completed in the first quarter of 2006, Alltel paid a premium over the fair value of the net tangible and identifiable intangible assets acquired in order to gain full control over the day-to-day operations of the wireless markets in North Carolina, South Carolina and Wisconsin. In addition, Alltel will no longer incur certain general and administrative expenses, such as audit and legal fees, attributable to managing its relationship with the other partners.

Unaudited pro forma financial information related to the 2006 acquisitions has not been presented because the acquisitions, individually or in the aggregate were not material to Alltel’s consolidated results of operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Continued:
The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2006:

	Acquired from
(Millions)	Midwest Wireless	Other	Combined Totals
Fair value of assets acquired:
Current assets	$33.7	$11.7	$45.4
Investments	2.9	-	2.9
Property, plant and equipment	108.8	30.6	139.4
Goodwill	654.9	465.2	1,120.1
Cellular licenses	125.0	84.4	209.4
Customer list	190.0	73.5	263.5
Total assets acquired	1,115.3	665.4	1,780.7
Liabilities assumed:
Current liabilities	(31.8)	(28.5)	(60.3)
Deferred taxes established on acquired assets	-	(18.5)	(18.5)
Total liabilities assumed	(31.8)	(47.0)	(78.8)
Minority interest liability acquired	-	58.7	58.7
Net cash paid	$1,083.5	$677.1	$1,760.6

On August 1, 2005, Alltel completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion and acquired cash of $12.6 million.

On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility. During the third quarter of 2005, Alltel repurchased all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million. As part of the acquisition, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). The Western Wireless notes were recorded at fair value as of the merger date, with a portion of the fair value allocated to the conversion component. The fair value of the conversion component of $216.6 million was reflected as an increase in Alltel’s additional paid in capital balance as of the merger date. Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into shares of Alltel common stock and cash based on the mixed-election exchange ratio. During 2006, an aggregate principal amount of $113.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 4.0 million shares of its common stock and paid approximately $67.6 million in cash to holders of the Western Wireless notes.

Under the purchase method of accounting, the assets and liabilities of Western Wireless were recorded at their respective fair values as of the date of acquisition. During the fourth quarter of 2005, Alltel completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the liabilities assumed. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $4,268.1 million was assigned to customer list, roaming agreement, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized over five years using the sum-of-the-years digits method. The roaming agreement acquired is being amortized on a straight-line basis over its estimated useful life of 41 months. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. None of the goodwill or other intangible assets recorded in this acquisition are deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Continued:
During 2006, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to reflect the resolution of a pre-acquisition contingency concerning universal service fund support that Western Wireless had received as an Eligible Telecommunications Carrier (“ETC”) in the State of Kansas and to adjust certain income tax liabilities related to the international operations. The effects of these adjustments resulted in a reduction in goodwill of $77.0 million. During the first quarter of 2006, Alltel completed the integration of the domestic operations acquired from Western Wireless. In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions. (See Note 10 for a discussion of integration expenses recorded by Alltel during the first quarter of 2006). Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005. These employee benefit costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, as liabilities assumed in the business combination. As of December 31, 2006, Alltel had paid $30.8 million in employee termination and retention benefits, and 334 of the scheduled employee terminations had been completed.

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

The premium paid by Alltel in this transaction is attributable to the strategic importance of the Western Wireless merger. As a result of the merger, Alltel achieved additional scale by adding approximately 1.3 million domestic wireless customers in 19 midwestern and western states that were contiguous to Alltel’s existing wireless properties, increasing the number of wireless customers served by Alltel, at the time of the acquisition, to more than 10 million customers in 34 states. In addition, the merger increased Alltel’s retail position in these domestic, rural markets where it can leverage the Company’s brand and marketing experience and bring significant value to customers by offering competitive national rate plans. In addition, the Company became a leading independent roaming partner for the four national carriers in the markets served by Alltel. Finally, Alltel achieved reductions in centralized operations costs and interest expense savings as a result of the merger.

As a condition of receiving approval for the merger from the U.S. Department of Justice (“DOJ”) and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the Company’s merger with Western Wireless. During December 2005, Alltel completed the sale of the Cellular One brand and in March 2006, Alltel completed the sale of the remaining market in Arkansas. During 2005, Alltel completed the sales of Western Wireless’ international operations in Georgia, Ghana and Ireland. In the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia. Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements. (See Note 14).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 15, 2005, Alltel and Cingular exchanged certain wireless assets. Under the terms of the agreement, Alltel acquired former AT&T Wireless properties, including licenses, network assets, and approximately 212,000 customers, in selected markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs. Alltel also acquired spectrum and network assets in Kansas and wireless spectrum in Georgia and Texas. Alltel and Cingular also exchanged partnership interests, with Cingular receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it managed in Michigan, Louisiana and Ohio. Alltel also paid Cingular approximately $153.0 million in cash. During the second quarter of 2005, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the partnership interests relinquished. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $370.9 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of three years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization. In connection with this transaction, Alltel recorded pretax gains totaling $158.0 million in the second and third quarters of 2005 (see Note 12).

On February 28, 2005, Alltel purchased wireless properties with a potential service area covering approximately 900,000 POPs in Alabama and Georgia for $48.1 million in cash. During the first quarter of 2005, Alltel completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $36.6 million was assigned to customer list, cellular licenses and goodwill. The customer list recorded in connection with this transaction is being amortized on a straight-line basis over its estimated useful life of four years. The cellular licenses are classified as indefinite-lived intangible assets and are not subject to amortization.

The accompanying consolidated financial statements include the accounts and results of operations of the properties acquired in 2005 from the dates of acquisition. The purchase prices paid were based on estimates of future cash flows of the properties acquired. Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired because these acquisitions expanded the Company’s footprint into new markets in Alabama, Connecticut, Georgia, Kentucky, Idaho, Mississippi, Oklahoma and Texas and added 357,000 new customers to Alltel’s customer base. Additionally, in the properties acquired, Alltel should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

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
The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2005:

	Acquired from
(Millions)	Western Wireless	Cingular	U.S. Cellular	Other	Combined Totals
Fair value of assets acquired:
Current assets	$195.4	$1.1	$4.7	$4.3	$205.5
Investments	132.2	-	-	-	132.2
Property, plant and equipment	506.7	38.0	30.5	10.2	585.4
Other assets	7.1	-	2.1	-	9.2
Assets held for sale	2,751.0	-	-	-	2,751.0
Goodwill	3,431.0	269.0	57.1	39.7	3,796.8
Cellular licenses	505.0	91.0	17.3	3.4	616.7
Customer list	326.0	10.9	24.0	1.9	362.8
Roaming agreement	6.1	-	-	-	6.1
Total assets acquired	7,860.5	410.0	135.7	59.5	8,465.7
Liabilities assumed:
Current liabilities	(177.0)	(5.5)	(3.9)	(2.4)	(188.8)
Deferred taxes established on acquired assets	(482.8)	-	-	-	(482.8)
Long-term debt	(2,112.9)	-	-	-	(2,112.9)
Other liabilities	(25.7)	-	-	-	(25.7)
Liabilities related to assets held for sale	(398.8)	-	-	-	(398.8)
Total liabilities assumed	(3,197.2)	(5.5)	(3.9)	(2.4)	(3,209.0)

Common stock issued	(3,742.5)	-	-	-	(3,742.5)
Fair value of assets exchanged	-	(265.9)	(180.0)	-	(445.9)
Minority interest liability acquired	-	14.4	-	6.7	21.1
Net cash paid (received)	$920.8	$153.0	$(48.2)	$63.8	$1,089.4

The following unaudited pro forma consolidated results of operations of the Company assume that the acquisition of Western Wireless occurred as of January 1, 2004:

(Millions, except per share amounts)	2005	2004
Revenues and sales	$7,168.6	$6,248.6
Income from continuing operations	$769.1	$592.6
Earnings per share from continuing operations:
Basic	$2.01	$1.53
Diluted	$1.97	$1.51
Income before cumulative effect of accounting change	$1,345.1	$1,226.7
Earnings per share before cumulative effect of accounting change
Basic	$3.52	$3.18
Diluted	$3.44	$3.12
Net income	$1,337.7	$1,226.7
Earnings per share:
Basic	$3.50	$3.18
Diluted	$3.42	$3.12

The pro forma amounts represent the historical operating results of the properties acquired from Western Wireless with appropriate adjustments that give effect to depreciation and amortization and interest expense. The pro forma amounts give effect to spin-off of the wireline telecommunications business completed on July 17, 2006 (see Note 14) and also reflect the May 17, 2005 issuance of approximately 24.5 million shares of Alltel common stock to settle the purchase contract obligation related to the Company’s outstanding equity units (see Note 5). The pro forma amounts also include the effects of non-acquisition-related special charges and unusual items, as more fully discussed in Notes 11 and 12 below. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Western Wireless properties had been operated by Alltel during the periods presented. In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Continued:
Unaudited pro forma financial information related to the Company’s other acquisitions completed in 2005 has not been included because these acquisitions, individually or in the aggregate were not material to Alltel’s consolidated results of operations for all periods presented.

On December 1, 2004, Alltel completed the purchase of certain wireless assets from U.S. Cellular and TDS Telecommunications Corporation (“TDS Telecom”) for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 584,000 POPs in Florida and Ohio. In addition, the Company also added partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin. Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, which has a potential service area covering approximately 229,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets. On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 275,000 POPs in south Louisiana. During the fourth quarter of 2004, Alltel also acquired additional ownership interests in wireless properties in Louisiana and Wisconsin in which the Company owned a majority interest in exchange for $1.4 million in cash and a portion of the Company’s ownership interest in a wireless partnership serving the St. Louis, Missouri market.

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

	Acquired from
(Millions)	U.S. Cellular	TDS Telecom	Other	Combined Totals
Fair value of assets acquired:
Current assets	$2.0	$9.7	$2.2	$13.9
Property, plant and equipment	5.2	23.7	3.4	32.3
Goodwill	55.8	33.4	26.8	116.0
Cellular and PCS licenses	3.8	6.3	4.5	14.6
Customer list	4.1	6.9	4.2	15.2
Other assets	0.7	0.3	-	1.0
Less investments in unconsolidated partnerships	-	(14.9)	(2.8)	(17.7)
Total assets acquired	71.6	65.4	38.3	175.3
Liabilities assumed:
Current liabilities	(1.8)	(2.4)	(1.4)	(5.6)
Other liabilities	(1.6)	-	(4.6)	(6.2)
Total liabilities assumed	(3.4)	(2.4)	(6.0)	(11.8)
Minority interest liability acquired	16.8	0.2	4.6	21.6
Net cash paid (received)	$85.0	$63.2	$36.9	$185.1

The purchase prices paid for each of the transactions completed in 2004 discussed above were based on estimates of future cash flows of the properties acquired. Alltel paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including but not limited to the following: the 2004 acquisitions expanded the Company’s wireless operations into new markets in Florida, Louisiana and Ohio and added a combined 92,000 new wireless customers to Alltel’s communications customer base. Additionally, in the wireless properties acquired in 2004, Alltel should realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans. Unaudited pro forma financial information related to the Company’s 2004 acquisitions has not been presented because these acquisitions, individually or in the aggregate were not material to the Company’s consolidated results of operations for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2004	$3,627.7
Acquired during the period	3,796.8
Other adjustments	4.8
Balance at December 31, 2005	7,429.3
Acquired during the period	1,120.1
Allocated to assets held for sale during the period	(29.6)
Other adjustments	(72.8)
Balance at December 31, 2006	$8,447.0

The carrying value of indefinite-lived intangible assets other than goodwill were as follows at December 31:

(Millions)	2006	2005
Cellular and PCS licenses	$1,657.8	$1,471.4

Intangible assets subject to amortization were as follows at December 31:

	2006
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$946.6	$(478.6)	$468.0
Roaming agreement	6.1	(2.5)	3.6
	$952.7	$(481.1)	$471.6

	2005
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$691.6	$(307.0)	$384.6
Roaming agreement	6.1	(0.7)	5.4
	$697.7	$(307.7)	$390.0

Amortization expense for intangible assets subject to amortization was $176.1 million in 2006, $104.4 million in 2005 and $52.5 million in 2004. Amortization expense for intangible assets subject to amortization is estimated to be $169.8 million in 2007, $127.8 million in 2008, $78.5 million in 2009, $46.7 million in 2010 and $21.1 million in 2011. See Note 3 for a discussion of the acquisitions completed during 2006 and 2005 that resulted in the recognition of goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt:
Long-term debt was as follows at December 31:

(Millions)	2006	2005
Issued by ALLTEL Corporation:
Equity unit senior notes, 4.656%, due 2007 (a)	$35.6	$1,385.0
Commercial paper borrowings (a)	-	1,000.0
Debentures and notes, without collateral:
7.00%, due 2012	800.0	800.0
6.50%, due 2013	200.0	200.0
7.00%, due 2016	300.0	300.0
6.80%, due 2029	300.0	300.0
7.875%, due 2032	700.0	700.0
Collateralized note, 10.00%, due 2010	0.2	0.3
Industrial revenue bonds, 5.28% and 4.11%, due 2008	1.3	1.9
Issued by subsidiaries of ALLTEL Corporation:
Debentures and notes, without collateral:
ALLTEL Communications Inc. - 9.00%, due 2006	-	182.2
ALLTEL Communications Inc. - 6.65%, due 2008 (a) (b)	39.0	100.0
ALLTEL Communications Inc. - 7.60%, due 2009 (a) (b)	53.0	200.0
ALLTEL Ohio Limited Partnership - 8.00%, due 2010 (a) (b)	297.3	425.0
Western Wireless LLC - 4.625% convertible notes, due 2023 (b) (c)	2.0	115.0
Other subsidiaries - 4.50%, due 2006	-	0.1
Market value of interest rate swaps	14.9	28.6
Discount on long-term debt	(9.6)	(11.0)
	2,733.7	5,727.1
Less current maturities	(36.3)	(183.0)
Total long-term debt	$2,697.4	$5,544.1
Weighted rate	7.3%	6.2%
Weighted maturity	13 years	7 years

Notes:
(a)
Through the completion of a debt exchange and cash tender offer in the third quarter of 2006, Alltel repaid $1.0 billion of commercial paper borrowings and retired $1,349.4 million of the outstanding equity unit notes, $61.0 million of the 6.65 percent notes due 2008, $147.0 million of the 7.60 percent notes due 2009 and $127.7 million of the 8.00 percent notes due 2010. (See Note 12).

(b)	Repayment of subsidiary's debt obligation quaranteed by ALLTEL Corporation.
(c)	During 2006, an aggregate principal amount of $113.0 million of the notes were converted into cash and shares of Alltel common stock.

Commercial Paper - The Company has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Commercial paper borrowings consist of discounted notes that are exempt from registration under the Securities Act of 1933. Commercial paper borrowings are classified as long-term debt, because borrowings under this program are intended to be maintained on a long-term basis and are supported by the revolving credit agreement.

Revolving Credit Agreement - Alltel has a five-year $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. Commercial paper borrowings are deducted in determining the total amount available for borrowing under the $1.5 billion revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. At December 31, 2006, the amount available for borrowing under the revolving credit agreement was $1.5 billion. The revolving credit agreement contains various covenants and restrictions including a requirement that, at the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the agreement, total debt would include amounts classified as long-term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of December 31, 2006, Alltel’s long-term debt to capitalization ratio was 17.9 percent. In addition, the indentures and borrowing agreements, as amended, provide, among other things, for various restrictions on the payment of dividends by the Company. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $7,659.4 million at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt, Continued:
Equity Units - During 2002, the Company issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion. Each equity unit consisted of a corporate unit, with a $50 stated amount, comprised of a purchase contract and a $50 principal amount senior note. The purchase contract obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued common shares of Alltel common stock for $50. Upon settlement of the purchase contract obligation, Alltel received cash proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock in the aggregate to the holders of the equity units. The proceeds from the stock issuance were utilized to finance certain obligations associated with Alltel’s merger with Western Wireless, as further discussed in Note 3. The $50 principal amount senior notes are payable on May 17, 2007 and accrued interest through February 17, 2005 at an initial annual rate of 6.25 percent. On February 17, 2005, Alltel completed a remarketing of the senior notes that reset the annual interest rate on the notes to 4.656 percent for periods subsequent to February 17, 2005.

Interest expense was as follows for the years ended December 31:

(Millions)	2006	2005	2004
Interest expense related to long-term debt	$298.8	$351.5	$386.5
Other interest	-	0.1	0.6
Effects of interest rate swaps	(3.2)	(20.5)	(40.2)
Less capitalized interest	(13.1)	(16.6)	(13.8)
	$282.5	$314.5	$333.1

Maturities of long-term debt outstanding as of December 31, 2006 were as follows:

Year	(Millions)
2007	$36.3
2008	39.7
2009	53.0
2010	297.4
2011	-
Thereafter	2,302.0
Total	$2,728.4

6.	Financial Instruments and Investments:
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

(Millions)	2006		2005
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Investments	$368.9	$368.9	$356.4	$356.4
Long-term debt, including current maturities	$2,764.7	$2,733.7	$6,299.8	$5,727.1
Redeemable preferred stock	$10.8	$0.7	$9.6	$0.8
Foreign currency forward exchange contracts	$-	$-	$25.0	$25.0
Interest rate swaps	$14.9	$14.9	$28.6	$28.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Supplemental Cash Flow Information From Continuing Operations:
Supplemental cash flow information from continuing operations was as follows for the years ended December 31:

(Millions)	2006	2005	2004
Interest paid, net of amounts capitalized	$287.7	$357.1	$359.8
Income taxes paid	$949.0	$562.2	$98.0
Non-cash investing and financing activities:
Change in fair value of investments in equity securities	$23.4	$(126.7)	$116.9
Change in fair value of foreign currency exchange contracts	$-	$25.0	$-
Change in fair value of interest rate swaps	$(13.7)	$(37.5)	$(12.6)

8.	Stock-Based Compensation Plans:
Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock compensation plans in effect at December 31, 2006 was 29.3 million shares.

Stock Options - Fixed stock options granted under the stock-based compensation plans generally become exercisable over a period of one to five years after the date of grant. Under Alltel’s stock option plan for non-employee directors (the “Directors’ Plan”), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock. Under the Directors’ Plan, as amended for the spin-off of the wireline business, directors receive a one-time option grant to purchase 12,000 shares of common stock when they join the Board. Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 7,800 shares). Options granted under the Directors’ Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant. For all plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. For fixed stock options, the maximum term for each option granted is 10 years. The Company’s practice has been to issue new shares of common stock upon the exercise of stock options.

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

The weighted average fair value of stock options granted during the year ended December 31, 2006 adjusted to reflect the effects of the spin-off discussed above was $15.18 per share using the Black-Scholes option-pricing model and the following weighted average assumptions:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation Plans, Continued:
The expected dividend yield was based on the Company’s approved annual dividend rate in effect at the date of grant adjusted to reflect the expected reduction in Alltel’s dividend rate from $1.54 to $.50 per share following the completion of the spin-off of the Company’s wireline operations to Alltel’s shareholders (see Note 14). Future increases to the dividend rate were not included in the development of the dividend yield assumption because Alltel’s board of directors has not approved any increase to the dividend rate following completion of the spin-off.

The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

The weighted average fair value of stock options granted during the years ended December 31, 2005 and 2004 were $13.30 and $13.52 per share, respectively, using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004
Expected life	5.0 years	4.9 years
Expected volatility	27.4%	30.7%
Dividend yield	2.7%	2.9%
Risk-free interest rate	3.7%	3.2%

Set forth below is certain information related to stock options outstanding under Alltel’s stock-based compensation plans:

		Weighted
	(Thousands)Number of	Average Price
	Shares	Per Share
Outstanding at January 1, 2004	15,912.3	$55.32
Granted	1,351.3	50.78
Exercised	(690.3)	38.57
Forfeited	(651.0)	57.86
Outstanding at December 31, 2004	15,922.3	$55.56
Granted	1,409.3	55.53
Converted from Western Wireless due to merger	2,889.5	28.61
Exercised	(2,321.2)	33.90
Forfeited	(576.6)	56.72
Expired	(6.8)	8.92
Outstanding at December 31, 2005	17,316.5	$53.94
Granted	1,357.1	63.25
Exercised	(2,207.8)	40.12
Forfeited	(96.0)	58.93
Expired	(13.8)	31.83
Outstanding immediately prior to the spin-off	16,356.0	56.57
Adjustment in shares resulting from spin-off	3,631.0	-
Granted	10.0	57.46
Exercised	(2,928.3)	44.74
Forfeited	(892.5)	42.69
Outstanding at December 31, 2006	16,176.2	$46.78
Exercisable at end of period	11,784.3	$47.11

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $86.0 million, and Alltel received $217.9 million in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $30.5 million in 2006. The total intrinsic value of stock options outstanding as of December 31, 2006 was $221.6 million, while the total intrinsic value of stock options exercisable as of December 31, 2006 was $157.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation Plans, Continued:
The following is a summary of stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	(Thousands)	Average	Average	(Thousands)	Average
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise Prices	Shares	Contractual Life	Per Share	Shares	Per Share
$ 6.20 - $12.04	64.9	4.5 years	$ 7.50	37.8	$ 8.44
$21.78 - $28.23	1,574.8	1.0 years	27.93	1,526.1	27.98
$35.29 - $41.15	2,244.1	6.1 years	39.93	1,206.9	39.80
$41.58 - $47.84	4,027.1	6.2 years	44.90	2,405.3	44.94
$50.79 - $55.85	8,082.4	4.5 years	53.33	6,435.3	53.73
$57.46 - $59.84	182.9	3.0 years	59.18	172.9	59.28
	16,176.2	4.8 years	$46.78	11,784.3	$47.11

Non-vested stock options as of December 31, 2006 and changes during the year then ended adjusted to reflect the effects of the spin-off discussed above were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2005	5,051.4	$51.94
Granted	1,357.1	63.25
Vested	(2,068.9)	52.40
Forfeited	(38.5)	52.80
Non-vested immediately prior to the spin-off	4,301.1	55.28
Adjustment in shares resulting from spin-off	954.9	-
Granted	10.0	57.46
Vested	(14.5)	22.50
Forfeited	(859.6)	42.40
Non-vested at December 31, 2006	4,391.9	$45.89

At December 31, 2006, the total unamortized compensation cost for non-vested stock option awards amounted to $32.4 million and is expected to be recognized over a weighted average period of 3.3 years. Unrecognized compensation expense for stock options was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity.

Restricted Stock - During 2006, 2005 and 2004, Alltel granted to certain senior management employees and non-employee directors restricted stock awards which had an aggregate fair value on the date of grant of $18.6 million, $11.1 million and $8.5 million, respectively. The cost of the restricted stock awards is determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and is expensed ratably over the vesting period. The restricted shares granted to employees in 2006 vest in equal increments over a three-year period following the date of grant, except for awards representing 96,000 shares, which vest in increments of 40%, 30% and 30% over a five-year period beginning three years after the date of grant. The restricted shares granted to employees in 2005 vest three years from the date of grant, except that one-third of the restricted shares may vest after each of the first two-year anniversaries from the grant date if Alltel achieves a certain targeted total stockholder return compared to its peer group during the three-year period preceding each of those two years. The restricted shares granted to employees in 2004 vest in equal increments over a three-year period following the date of grant. Restricted shares granted to non-employee directors vest one year from the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation Plans, Continued:
As of the spin-off date, employees of the wireline business who transferred to Windstream held 58,884 shares of unvested Alltel restricted stock, which also became fully vested on August 3, 2006. The incremental expense resulting from the accelerated vesting of these restricted stock awards was not material and has been included in discontinued operations.

Non-vested restricted stock activity for the year ended December 31, 2006 was as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Non-vested at December 31, 2005	302,530	$52.52
Granted	303,083	61.34
Vested	(111,811)	50.87
Forfeited	(6,250)	53.26
Non-vested at December 31, 2006	487,552	$58.37

At December 31, 2006, unrecognized compensation expense for the restricted shares amounted to $12.6 million and is expected to be recognized over a weighted average period of 2.1 years. Unrecognized compensation expense for the non-vested restricted shares was included in additional paid-in capital in the accompanying consolidated balance sheet and statement of shareholders’ equity.

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). The Company also maintains a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees. In addition, Alltel has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. Alltel funds the accrued costs of these plans as benefits are paid.

Effective December 31, 2006, as required, Alltel adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires Alltel to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement benefit plans as either an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. SFAS No. 158 also requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. Prior to the effective date of SFAS No. 158, the Company’s practice had been to use a measurement date of December 31 for all of its employee benefit plans. The following table summarizes the required changes in the additional minimum pension liabilities prior to the adoption of SFAS No. 158 and the incremental effects of initially applying SFAS No. 158 to individual lines items within Alltel’s consolidated balance sheet as of December 31, 2006:

(Millions)	Before Application of SFAS No. 158	Additional Minimum Pension Liabilities	SFAS No .158 Adjustments	After Application of SFAS No. 158
Other assets - prepaid pension benefit cost	$44.3	$-	$(24.0)	$20.3
Other assets - intangible asset prepaid pension benefit cost	$-	$5.8	$(5.8)	$-
Other current liabilities	$152.9	$-	$3.6	$156.5
Deferred income taxes	$1,127.3	$-	$(17.8)	$1,109.5
Noncurrent liabilities for unfunded pension benefits	$48.0	$5.8	$9.0	$62.8
Noncurrent liabilities for other postretirement benefits	$3.9	$-	$3.4	$7.3
Total liabilities	$5,677.8	$5.8	$(1.8)	$5,681.8
Accumulated other comprehensive income	$37.5	$-	$(28.0)	$9.5
Total shareholders’ equity	$12,689.9	$-	$(28.0)	$12,661.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
The components of pension expense, including provision for executive retirement agreements, and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2006	2005	2004	2006	2005	2004
Benefits earned during the year	$16.4	$36.2	$30.5	$0.3	$0.5	$0.5
Interest cost on benefit obligation	35.2	56.3	51.9	6.9	14.0	16.5
Amortization of transition obligation	-	-	-	0.4	0.8	0.9
Amortization of prior service cost	1.0	0.5	0.2	0.9	1.8	1.6
Recognized net actuarial loss	17.2	30.5	19.9	3.2	6.8	9.3
Special termination benefits	9.1	-	-	-	-	-
Losses from plan settlements and curtailments	3.6	2.5	-	-	-	-
Effects of Medicare subsidy	-	-	-	-	-	(2.9)
Expected return on plan assets	(48.6)	(82.9)	(70.5)	-	-	-
Total net periodic benefit expense	$33.9	$43.1	$32.0	$11.7	$23.9	$25.9

Because Alltel initially applied the recognition provisions of SFAS No. 158 as of December 31, 2006, there were no other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2006. Of the total pension expense presented in the table above, amounts allocated to discontinued operations totaled $20.0 million in 2006, compared to $15.1 million in 2005 and $11.3 million in 2004. Similarly, of the total postretirement expense presented in the table above, amounts allocated to discontinued operations totaled $10.3 million in 2006, compared to $16.7 million in 2005 and $14.5 million in 2004. As further discussed in Note 14, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor. Two former executive officers of Alltel, who were eligible to receive supplemental retirement benefits payable under the supplemental executive retirement plan, joined Windstream. As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off was consummated. The special termination benefits paid to the two executives and the corresponding settlement and curtailment losses have been included in the amount of pension expense allocated to discontinued operations in 2006.

In connection with the spin-off, Alltel re-measured its pension and postretirement obligations as of July 1, 2006 in order to determine the portion of its defined benefit pension and postretirement plans attributable to the active and retired employees of the wireline business who transferred to Windstream and to calculate the Company’s net periodic benefit cost for the second half of 2006. The amount of pension plan assets and accumulated benefit obligations transferred to Windstream was determined by an independent actuary and totaled $851.2 million and $790.9 million, respectively. The assumptions used to estimate the accumulated benefit obligation were as follows: (1) discount rate of 6.3 percent, (2) long-term rate of return on plan assets of 8.5 percent and (3) rate of future compensation increases of 3.5 percent. Alltel also transferred to Windstream the portion of the Alltel postretirement benefit plan which represented the accumulated benefit obligation attributable to the active and retired employees of the wireline business who transferred to Windstream. The amount of the accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $222.5 million. The assumed discount rate used to estimate the accumulated benefit obligation was 6.3 percent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
Actuarial assumptions used to calculate the net periodic benefit expense were as follows for the years ended December 31:

	Pension Benefits				Postretirement Benefits
	2006		2005	2004	2006		2005	2004
Discount rate	6.12%	(a)	6.00%	6.40%	6.02%	(b)	6.00%	6.40%
Expected return on plan assets	8.50%		8.50%	8.50%	-		-	-
Rate of compensation increase	3.50%		3.50%	3.50%	-		-	-

(a)
Reflects weighted average discount rate. Expense for the period January 1, 2006 to June 30, 2006 calculated using discount rate of 5.80%. Expense for the period July 1, 2006 to December 31, 2006 calculated using discount rate of 6.43%.

(b)
Reflects weighted average discount rate. Expense for the period January 1, 2006 to June 30, 2006 calculated using discount rate of 5.70%. Expense for the period July 1, 2006 to December 31, 2006 calculated using discount rate of 6.33%.

A summary of plan assets, projected benefit obligation and funded status of the plans were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2006	2005	2006	2005
Fair value of plan assets at beginning of year	$1,013.1	$1,001.2	$-	$-
Employer contributions	20.2	5.2	6.9	15.6
Participant contributions	-	-	3.7	5.2
Transfer to Windstream due to spin-off of wireline business	(851.2)	-	-	-
Settlements	(16.9)	-	-	-
Actual return on plan assets	38.2	66.8	-	-
Benefits paid	(31.8)	(60.1)	(10.6)	(20.8)
Fair value of plan assets at end of year	171.6	1,013.1	-	-
Projected benefit obligation at beginning of year	1,055.9	1,002.9	243.0	242.1
Benefits earned	16.4	36.2	0.3	0.5
Interest cost on projected benefit obligation	35.2	56.3	6.9	14.0
Special termination benefits	9.1	-	-	-
Participant contributions	-	-	3.7	5.2
Plan amendments	3.2	4.0	-	-
Plan settlements and curtailments	(16.9)	(41.3)	-	-
Transfer to Windstream due to spin-off of wireline business	(790.9)	-	(222.5)	-
Effect of Medicare subsidy	-	-	1.4
Actuarial (gain) loss	(62.7)	57.9	(14.7)	2.0
Benefits paid	(31.8)	(60.1)	(10.6)	(20.8)
Projected benefit obligation at end of year	217.5	1,055.9	7.5	243.0
Funded status - plan assets less than projected benefit obligation	(45.9)	(42.8)	(7.5)	(243.0)
Unrecognized actuarial loss	-	234.5	-	87.4
Unrecognized prior service cost	-	5.7	-	13.6
Unrecognized net transition obligation	-	-	-	5.8
Net amount recognized	$(45.9)	$197.4	$(7.5)	$(136.2)
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$20.3	$249.5	$-	$-
Current liabilities	(3.4)	-	(0.2)	-
Noncurrent liabilities	(62.8)	(52.1)	(7.3)	(136.2)
	$(45.9)	$197.4	$(7.5)	$(136.2)
Amounts recognized in accumulated other comprehensive income (loss):
Transition obligation	$-	$-	$(0.1)	$-
Prior service cost	(7.6)	-	(0.1)	-
Net actuarial loss	(34.6)	-	(3.4)	-
	$(42.2)	$-	$(3.6)	$-

Employer contributions and benefits paid in the above table included amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
The estimated net actuarial loss and prior service cost for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $4.7 million and $1.0 million, respectively. The estimated net actuarial loss for the other postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is $0.3 million. Amortization of the prior service cost and transition obligation from accumulated other comprehensive income into net periodic benefit cost for the other postretirement benefit plan are both estimated to be less than $0.1 million in 2007.

The total accumulated benefit obligation for all of the defined benefit pension plans was $201.7 million and $994.6 million at December 31, 2006 and 2005, respectively. For the supplemental retirement pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $66.2 million and $55.8 million at December 31, 2006, respectively, and $64.3 million and $59.2 million at December 31, 2005, respectively. There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid.

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.94%	5.80%	5.91%	5.70%
Expected return on plan assets	8.50%	8.50%	-	-
Rate of compensation increase	3.50%	3.50%	-	-

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

The asset allocation at December 31, 2006 and 2005 and target allocation for 2007 for the Company’s qualified defined benefit pension plan by asset category were as follows:

	Target	Percentage of Plan Assets
	Allocation	At December 31:
Asset Category	2007	2006	2005
Equity securities	62.5% - 77.5%	72.3%	71.6%
Fixed income securities	15.0% - 35.0%	25.3%	25.3%
Money market and other short-term interest bearing securities	0.0% - 7.5%	2.4%	3.1%
		100.0%	100.0%

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

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2006	2005	2004
Healthcare cost trend rate assumed for next year	9.00%	10.00%	10.00%
Rate that the cost trend rate ultimately declines to	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2013	2011	2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
For the year ended December 31, 2006, a one percent increase in the assumed healthcare cost trend rate would increase both the postretirement benefit cost and benefit obligation by approximately $0.7 million, while a one percent decrease in the rate would reduce both the postretirement benefit cost and benefit obligation by approximately $0.6 million.

Estimated future employer contributions and benefit payments were as follows as of December 31, 2006:

	Pension	Postretirement
(Millions)	Benefits	Benefits
Expected employer contributions for 2007	$ 3.4	$ 0.2
Expected benefit payments:
2007	$ 6.3	$ 0.2
2008	6.7	0.2
2009	7.1	0.3
2010	7.7	0.3
2011	8.3	0.3
2012 - 2016	58.1	1.8

The expected employer contribution for pension benefits consists solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2007. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan. Expected benefit payments include amounts to be paid from the plans or directly from Company assets, and exclude amounts that will be funded by participant contributions to the plans.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act provides a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that is available under Medicare. The amount of the federal subsidy is based on a percentage of an individual beneficiary’s annual eligible prescription drug costs. Alltel determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan are actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, Alltel prospectively adopted the provisions of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and re-measured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in an $18.3 million reduction in the Company’s accumulated postretirement benefit obligation and a $2.9 million reduction in the Company’s 2004 postretirement expense. In January 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. These final rules did not have a material effect on Alltel’s benefit costs or accumulated postretirement benefit obligation. Primarily due to the significant reduction in its benefit obligation following the wireline spin-off, Alltel has elected to no longer apply for and receive the federal subsidy available under the Act. The accounting effects of this election resulted in an increase in the Company’s accumulated postretirement benefit obligation of $1.4 million in 2006.

Alltel has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees. The amount of profit-sharing contributions to the plan is determined annually by Alltel’s Board of Directors. Profit-sharing expense amounted to $13.5 million in 2006, $23.1 million in 2005 and $21.3 million in 2004. Of the total profit-sharing expense recorded, amounts allocated to discontinued operations totaled $2.6 million in 2006, compared to $4.4 million in 2005 and $3.9 million in 2004. The Company also sponsors an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all full-time employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified by the plan. Prior to January 1, 2006, Alltel made annual contributions to the plan. Effective January 1, 2006, the plan was amended to provide for an employer matching contribution of up to 4 percent of a participant’s pretax contributions to the plan. Expense recorded by Alltel related to these plans amounted to $21.6 million in 2006, $7.0 million in 2005 and $7.1 million in 2004. Of the total expense recorded, amounts allocated to discontinued operations totaled $4.3 million in 2006, compared to $1.3 million in both 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Integration Expenses, Restructuring and Other Charges:
Integration expenses, restructuring and other charges recorded during the year ended December 31, 2006 were as follows:

(Millions)
Rebranding and signage costs	$9.3
Computer system conversion and other integration expenses	4.4
Total integration expenses, restructuring and other charges	$13.7

During the fourth quarter of 2006, Alltel incurred $2.9 million of integration expenses related to its recent purchase of Midwest Wireless completed on October 3, 2006 and its acquisitions of wireless properties in Illinois, Texas and Virginia completed during the second quarter of 2006. These expenses consisted of branding and signage costs of $1.0 million and computer system conversion and other integration expenses of $1.9 million. In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006. The integration expenses, restructuring and other charges decreased net income $8.4 million in 2006.

Integration expenses, restructuring and other charges recorded during the year ended December 31, 2005 were as follows:

(Millions)
Computer system conversion and other integration expenses	$22.3
Relocation costs	0.7
Total integration expenses, restructuring and other charges	$23.0

In connection with the exchange of wireless assets with Cingular and purchase of wireless properties in Alabama and Georgia, the Company incurred $18.5 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets. Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs. These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during the first quarter of 2006, as discussed above. Of the total integration expenses recorded, $14.3 million were incurred in the third quarter of 2005 and $8.7 million were incurred in the fourth quarter of 2005. The integration expenses, restructuring and other charges decreased net income $14.0 million in 2005.

Integration expenses, restructuring and other charges recorded during the year ended December 31, 2004 were as follows:

(Millions)
Severance and employee benefit costs	$10.9
Relocation costs	2.8
Lease termination and other exit costs	0.8
Write-down in the carrying value of certain facilities	24.8
Total integration expenses, restructuring and other charges	$39.3

In 2004, Alltel reorganized its operations and support teams. In connection with these activities, the Company recorded a restructuring charge of $14.5 million consisting of $10.9 million in severance and employee benefit costs related to a planned workforce reduction, $2.8 million of employee relocation expenses and $0.8 million in lease termination and other exit costs. The severance and employee benefit costs included a $1.2 million payment to a former employee of the Company’s sold financial services division that became payable in the first quarter of 2004 pursuant to the terms of a change in control agreement between the employee and Alltel. As of December 31, 2004, the Company had paid $14.1 million in severance and employee-related expenses, and all of the employee reductions and relocations had been completed. During 2004, Alltel also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the 2004 organizational changes and the 2003 sale of the Company’s financial services division to Fidelity National. The integration expenses, restructuring and other charges decreased net income $24.0 million in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Integration Expenses, Restructuring and Other Charges, Continued:
The following is a summary of activity related to the liabilities associated with the Company’s integration expenses, restructuring and other charges at December 31:

(Millions)	2006	2005
Balance, beginning of year	$0.2	$0.7
Integration expenses, restructuring and other charges	13.7	23.0
Non-cash write-down of assets	-	(15.0)
Cash outlays	(13.8)	(8.5)
Balance, end of year	$0.1	$0.2

As of December 31, 2006, the remaining unpaid liability related to the Company’s restructuring activities consisted of lease and contract termination costs and is included in other current liabilities in the accompanying consolidated balance sheets.

11.	Investments - Special Cash Dividend:
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

12.	Gain on Disposal of Assets and Other:
On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by Alltel on July 31, 2006. Concurrent with the debt repurchase, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the 6.65 percent notes due 2008. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million. Following the spin-off of the wireline business, Alltel completed a debt exchange with two investment banks. On July 17, 2006, Alltel transferred to the investment banks the Spinco debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of outstanding commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007. In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million. These transactions decreased net income $38.8 million in 2006.

On November 10, 2005, federal legislation was enacted that included provisions to dissolve and liquidate the assets of the Rural Telephone Bank (“RTB”). In connection with the dissolution and liquidation, during April 2006, the RTB redeemed all outstanding shares of its Class C stock. As a result, the Company received liquidating cash distributions of $198.7 million in exchange for its $22.1 million investment in RTB Class C stock and recognized a pretax gain of $176.6 million. This transaction increased net income $107.6 million in 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes:
Income tax expense (benefit) was as follows for the years ended December 31:

(Millions)	2006	2005	2004
Current:
Federal	$280.6	$301.3	$(7.7)
State	77.6	24.3	(2.3)
	358.2	325.6	(10.0)
Deferred:
Federal	113.1	85.1	166.8
State	3.7	13.8	26.6
	116.8	98.9	193.4
	$475.0	$424.5	$183.4

Deferred income tax expense increased in 2006 primarily due to an increase in the amount of temporary differences recorded for depreciation expense in the financial statements and depreciation expense recorded for income tax purposes. Current income tax expense in 2005 reflected the significant increase from 2004 in income before taxes, reflecting the special dividend received on Alltel’s investment in Fidelity National common stock and gains realized from the exchange of wireless assets with Cingular and the sale of the Fidelity National common stock. (See Notes 11 and 12.) Current and deferred income tax expense in 2005 also reflected a reduction in the amount of the temporary differences recorded for depreciation expense for income tax purposes and depreciation expense recorded in the financial statements. Deferred income tax expense for all three years reflected the effects of no longer amortizing indefinite-lived intangible assets for financial statement purposes in accordance with SFAS No. 142. These intangible assets continue to be amortized for income tax purposes. Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2006	2005	2004
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	4.1	2.1	2.7
Adjustments to income tax liabilities including contingency reserves	(2.2)	(0.7)	(4.0)
Tax-exempt interest income	(1.2)	(0.3)	-
Non-deductible loss on debt exchange	0.7	-	-
Allowance of prior year loss on disposal of a subsidiary	-	-	(3.0)
Other items, net	0.2	0.5	0.1
Effective income tax rates	36.6%	36.6%	30.8%

As more fully discussed in Note 2, during the fourth quarter of 2006, Alltel entered into closing agreements with the IRS to settle all of its tax liabilities for the tax years 1997 through 2003. In conjunction with these settlements, the Company reassessed its remaining income tax liabilities including its contingency reserves related to those tax years, and recorded a reduction in its income tax liabilities to reflect the settlement of the IRS audits. The adjustments to the income tax liabilities resulted in a reduction in income tax expense associated with continuing operations of $29.9 million. During 2004, Alltel had previously adjusted its income tax contingency reserves to reflect proposed audit adjustments issued by the IRS related to the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001. With the exception of three issues which were pending at appeals and subsequently resolved as part of the 2006 closing agreements discussed above, Alltel had agreed with the proposed IRS findings. As a result of receiving the IRS proposed audit adjustments for the periods under examination, Alltel reassessed its income tax contingency reserves to reflect the IRS findings and recorded a reduction in income tax expense associated with continuing operations of $17.9 million. In 2004, the Company also reached an agreement with the IRS allowing for the deduction of a previously realized loss associated with Alltel’s 1997 disposition of a subsidiary.

The effective income tax rate in 2006 was adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange (see Note 12), partially offset by the favorable effects on income tax expense resulting from an increase in tax-exempt interest income compared to 2005. The state income tax rate in 2005 reflected the reversal of valuation allowances related to certain state net operating loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes, Continued:
Alltel remains subject to ongoing tax examinations and assessments in various jurisdictions. Alltel does not believe that the outcome of these examinations will have a material adverse effect on its consolidated results of operations, cash flows or financial position. As previously discussed, Alltel maintains income tax contingency reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined based upon the Company’s best estimate of possible assessments by the IRS or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. Due to the expiration of the statute of limitations in the various taxing jurisdictions, Alltel will record, from time to time, a reduction in its income tax contingency reserves, and such adjustment could be material to the Company’s consolidated results of operations in the period the reduction is recorded.

The significant components of the net deferred income tax liability were as follows at December 31:

(Millions)	2006	2005
Deferred tax assets:
Partnership investments	$(29.9)	$(29.4)
Deferred compensation	(32.4)	(32.6)
Operating loss carryforwards	(28.1)	(122.1)
Allowance for doubtful accounts	(8.1)	(20.2)
Pension and other employee benefits	(16.1)	-
Other	(37.0)	(48.1)
	(151.6)	(252.4)
Valuation allowance	18.8	14.2
Total deferred tax assets	(132.8)	(238.2)
Deferred tax liabilities:
Property, plant and equipment	398.6	468.9
Goodwill and other intangibles	740.9	660.0
International assets held for sale	-	484.4
Capitalized software development costs	33.3	26.1
Pension and other employee benefits	-	34.1
Unrealized holding gain on investments	32.2	24.1
Other	13.1	32.5
Total deferred tax liabilities	1,218.1	1,730.1
Net deferred income tax liability	$1,085.3	$1,491.9
Current deferred income tax liabilities	$-	$349.6
Noncurrent deferred income tax liabilities	1,109.5	1,142.3
Less current deferred income tax assets (included in Prepaid expenses and other)	(24.2)	-
Net deferred income tax liability	$1,085.3	$1,491.9

At December 31, 2006, Alltel had available federal net operating loss carryforwards of approximately $2.6 million which will expire in 2023. As of December 31, 2006 and 2005, the Company also had available tax benefits associated with state operating loss carryforwards of $25.5 million and $22.4 million, respectively, which expire annually in varying amounts to 2026. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. The valuation allowance relates to certain state operating loss carryforwards, which may expire and not be utilized. The valuation allowance increased by $4.6 million in 2006 and was reflected in income tax from continuing operations.

14.	Discontinued Operations:
As previously discussed in Note 1, on July 17, 2006, Alltel completed the spin-off of the Company’s wireline telecommunications business. Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly-owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock that was distributed on a pro rata basis to Alltel’s stockholders as a tax-free stock dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”). The Spinco Securities were issued at a discount, and accordingly, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). In connection with the spin-off, Alltel also transferred to Spinco $260.8 million of long-term debt that had been issued by the Company’s wireline subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations, Continued:
As previously discussed in Note 12 above, on July 17, 2006, Alltel exchanged the Spinco Securities received in the spin-off transaction for certain of its outstanding debt securities. Immediately after the consummation of the spin-off, Alltel Holding merged with and into Valor, with Valor continuing as the surviving corporation. As a result of the merger, all of the issued and outstanding shares of Spinco common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of Spinco common stock outstanding as of the effective time of the merger. Upon completion of the merger, Alltel stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, which is named Windstream, and the stockholders of Valor owned the remaining 15 percent of such equity interests. In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $25.7 million of incremental costs in 2006, primarily consisting of the $12.4 million of special termination benefits payable to the two executives and the corresponding settlement and curtailment losses previously discussed (see Note 9) and additional consulting and legal fees of $5.6 million. The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems. The expenses incurred related to the spin-off transaction have been classified as discontinued operations. During 2006 and prior to the spin-off, Alltel transferred to Spinco certain assets and liabilities related to the operations of Spinco’s business that were previously utilized or incurred on a shared basis with Alltel’s wireless business. As previously discussed in Note 9, Alltel also transferred the portion of the Alltel defined pension and postretirement benefit plans attributable to the active and retired employees of the wireline business who transferred to Windstream. As a result, Alltel transferred property, plant and equipment (net book value of $103.4 million), additional pension assets ($110.3 million) and other postretirement liabilities ($14.9 million), along with the associated deferred income taxes ($51.7 million). Conversely, prior to the spin-off, Spinco transferred to Alltel certain income tax liabilities retained by Alltel pursuant to the distribution agreement in the amount of $41.4 million.

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

As a condition of receiving approval from the DOJ and the FCC for its October 3, 2006 acquisition of Midwest Wireless, on September 7, 2006, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota. On December 13, 2006, Alltel announced a definitive agreement to sell these markets to Rural Cellular Corporation (“Rural Cellular”) for cash. The fair value of the net assets held for sale was based upon the expected proceeds to be received by Alltel from the disposition of these operations.

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

As a result of the above transactions, the wireline telecommunications business, the acquired international operations and interests of Western Wireless and the domestic markets to be divested by Alltel have been classified as discontinued operations in the Company’s consolidated financial statements for all periods presented. Depreciation of long-lived assets related to the international operations and the domestic markets to be divested in Arkansas, Kansas and Nebraska was not recorded subsequent to the completion of the merger on August 1, 2005. Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations, Continued:
The following table includes certain summary income statement information related to the wireline telecommunications business, international operations and the domestic markets to be divested reflected as discontinued operations for the years ended December 31:

(Millions)	2006	2005	2004
Revenues and sales	$1,839.3	$3,369.8	$2,947.2
Operating expenses (a)	1,290.5	2,325.4	1,944.5
Operating income	548.8	1,044.4	1,002.7
Minority interest in consolidated entities	(6.0)	(5.9)	-
Other expense, net	0.9	11.6	13.2
Interest expense (b)	(9.1)	(19.4)	(19.4)
Loss on sale of discontinued operations	(14.8)	-	-
Income before income taxes	519.8	1,030.7	996.5
Income tax expense (c)	214.1	427.4	362.4
Income from discontinued operations	$305.7	$603.3	$634.1
Notes:
(a)
Excludes general corporate overhead expenses previously allocated to the wireline business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations”. The amount of corporate overhead expenses added back to Alltel’s continuing operations totaled $7.0 million in 2006, $42.1 million in 2005 and $42.3 million in 2004. Operating expenses for 2006 included an impairment charge of $30.5 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested, and resulted in the write-down in the carrying values of goodwill ($25.9 million) and customer list ($4.6 million) allocated to these markets.

(b)
Except for $260.8 million of long-term debt directly related to the wireline business that was transferred to Windstream and a $50.0 million credit facility agreement that was assumed by the buyer of the Bolivian operations, Alltel had no outstanding indebtedness directly related to the wireline business, the international operations or the domestic markets to be divested, and accordingly, no additional interest expense was allocated to discontinued operations for the periods presented.

(c)
Includes an income tax benefit recorded in 2006 due to the reversal of $7.6 million of income tax contingency reserves attributable to the spun-off wireline business and sold financial services division. Income tax expense for 2004 also includes an income tax benefit of $16.9 million due to the reversal of federal income tax contingency reserves attributable to the spun-off wireline business and the sold financial services division. In connection with the IRS audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2001, Alltel also recorded a foreign tax credit carryback benefit of $4.4 million. (See Note 2 for a further discussion of the reversal of income tax contingency reserves recorded in 2006 and 2004).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations, Continued:
The net assets of the discontinued operations were as follows as of December 31:

(Millions)	2006	2005
Current assets	$4.3	$565.4
Property, plant and equipment, net	19.6	3,276.2
Goodwill and other intangible assets (a) (b)	25.9	2,984.6
Other assets	-	157.4
Non-current assets	45.5	6,418.2
Total assets related to discontinued operations	$49.8	$6,983.6
Current liabilities	$2.8	$492.5
Long-term debt	-	287.1
Deferred income taxes	-	718.6
Other liabilities	-	218.6
Non-current liabilities	-	1,224.3
Total liabilities related to discontinued operations	$2.8	$1,716.8
Notes:
(a)
At December 31, 2006, this amount consisted of goodwill ($3.7 million), cellular licenses ($21.5 million) and customer list ($0.7 million) related to the four Minnesota markets required to be divested.

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
Other comprehensive income (loss) consists of unrealized holding gains (losses) on investments in equity securities and foreign currency translation adjustments, net of reclassification adjustments for gains (losses) included in net income for the period. Other comprehensive income (loss) was as follows for the years ended December 31:

(Millions)	2006	2005	2004
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	$23.4	$(126.7)	$116.9
Income tax expense (benefit)	8.2	(44.4)	36.2
	15.2	(82.3)	80.7
Reclassification adjustments for (gains) losses
included in net income for the period	-	(75.8)	(0.7)
Income tax expense (benefit)	-	26.5	0.3
	-	(49.3)	(0.4)
Net unrealized gains (losses) in the period	23.4	(202.5)	116.2
Income tax expense (benefit)	8.2	(70.9)	35.9
	15.2	(131.6)	80.3
Foreign currency translation adjustment:
Translation adjustment for the period	(2.1)	(4.1)	(0.1)
Reclassification adjustments for losses included in
net income for the period	4.9	0.8	-
	2.8	(3.3)	(0.1)
Other comprehensive income (loss) before tax	26.2	(205.8)	116.1
Income tax expense (benefit)	8.2	(70.9)	35.9
Other comprehensive income (loss)	$18.0	$(134.9)	$80.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Other Comprehensive Income (Loss), Continued:
The components of accumulated other comprehensive income were as follows as of December 31:

(Millions)	2006	2005
Unrealized holding gains on investments	$37.5	$22.3
Foreign currency translation adjustment	-	(2.8)
Defined benefit pension plans	(25.8)	-
Other postretirement benefit plan	(2.2)	-
Accumulated other comprehensive income	$9.5	$19.5

The amounts included in the table above for the defined benefit pension plans and other postretirement benefit plan relate to Alltel’s initial application of SFAS No. 158, effective December 31, 2006, as further discussed in Note 9.

16.	Commitments and Contingencies:
Litigation - Alltel is party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations, cash flows or financial condition of Alltel.

Lease Commitments - Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for cell site tower space, network facilities, real estate, office space and equipment were as follows as of December 31, 2006:

Year	(Millions)
2007	$189.0
2008	158.7
2009	122.2
2010	82.8
2011	49.4
Thereafter	180.4
Total	$782.5

Rental expense totaled $306.5 million in 2006, $213.5 million in 2005 and $178.7 million in 2004.

17.	Agreement to Lease Cell Site Towers:
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

(Millions)	2006	2005
Deferred rental income - current (included in other current liabilities)	$35.5	$35.5
Deferred rental income - long-term (included in other liabilities)	301.7	337.2
Total deferred rental income	$337.2	$372.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Quarterly Financial Information - (Unaudited):

	For the year ended December 31, 2006
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$7,884.0	$2,088.2	$2,007.3	$1,945.2	$1,843.3
Operating income	$1,357.6	$363.8	$358.0	$343.8	$292.0
Income from continuing operations, net of tax	$823.7	$235.8	$165.3	$288.4	$134.2
Income (loss) from discontinued operations, net of tax	305.7	(19.9)	21.9	140.5	163.2
Net income	$1,129.4	$215.9	$187.2	$428.9	$297.4
Preferred dividends	0.1	-	0.1	-	-
Net income applicable to common shares	$1,129.3	$215.9	$187.1	$428.9	$297.4
Basic earnings per share:
Income from continuing operations	$2.15	$.63	$.43	$ .74	$.35
Income (loss) from discontinued operations	.80	(.05)	.06	.36	.42
Net income	$2.95	$.58	$.49	$1.10	$.77
Diluted earnings per share:
Income from continuing operations	$2.14	$.63	$.43	$ .74	$.35
Income (loss) from discontinued operations	.79	(.05)	.05	.36	.42
Net income	$2.93	$.58	$.48	$1.10	$.77

Notes to Quarterly Financial Information:
A.
During the fourth quarter of 2006, Alltel incurred $2.9 million of integration expenses related to its recent acquisitions of Midwest Wireless and wireless properties in Illinois, Texas and Virginia. These expenses primarily consisted of branding, signage and computer system conversion costs. These expenses decreased net income $1.8 million or less than $.01 per share. (See Note 10). During the fourth quarter of 2006, Alltel recorded a $37.5 million adjustment to its income tax liabilities including its contingency reserves to reflect the settlement with the IRS of all of the Company’s tax liabilities related to its consolidated federal income tax returns for the years 1997 through 2003. The effects of the adjustment to the income tax liabilities resulted in a decrease in income tax expense from continuing operations of $29.9 million, or $.08 per share, and a reduction in income tax expense from discontinued operations of $7.6 million, or $.02 per share. (See Note 2). Loss from discontinued operations included an impairment charge of $30.5 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested. The effects of the impairment charge decreased income from discontinued operations $28.7 million, or $.07 per share. (See Note 14).

B.
During the third quarter of 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt and terminated a related interest swap agreement. In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million. Following the spin-off of the wireline business, Alltel completed a debt exchange in which the Company transferred to two investment banks certain debt securities received in the spin-off transaction in exchange for certain Alltel debt securities. In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million. These transactions decreased net income $38.8 million or $.10 per share in 2006. (See Note 12).

C.
During the second quarter of 2006, Alltel recorded a pretax gain of $176.6 million related to the liquidation of its investment in Rural Telephone Bank Class C stock. This transaction increased net income $107.6 million or $.28 per share in 2006. (See Note 12).

D.
During the first quarter of 2006, Alltel incurred $10.8 million of integration expenses incurred in connection with Alltel’s acquisition of Western Wireless. The integration expenses primarily consisted of branding, signage and system conversion costs. These expenses decreased net income $6.6 million or $.02 per share. (See Note 10).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Information - (Unaudited), Continued:

	For the year ended December 31, 2005
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$6,572.5	$1,837.2	$1,793.0	$1,526.0	$1,416.3
Operating income	$1,134.2	$267.0	$338.7	$291.1	$237.4
Income from continuing operations, net of tax	$735.5	$117.8	$184.2	$259.9	$173.6
Income from discontinued operations, net of tax	603.3	144.8	176.9	142.2	139.4
Income before cumulative effect of accounting change	$1,338.8	$262.6	$361.1	$402.1	$313.0
Cumulative effect of accounting change, net of tax	(7.4)	(7.4)	-	-	-
Net income	$1,331.4	$255.2	$361.1	$402.1	$313.0
Preferred dividends	0.1	-	-	0.1	-
Net income applicable to common shares	$1,331.3	$255.2	$361.1	$402.0	$313.0
Basic earnings per share:
Income from continuing operations	$2.16	$.31	$.51	$ .83	$ .58
Income from discontinued operations	1.77	.37	.48	.45	.46
Cumulative effect of accounting change	(.02)	(.02)	-	-	-
Net income	$3.91	$.66	$.99	$1.28	$1.04
Diluted earnings per share:
Income from continuing operations	$2.14	$.31	$.50	$ .82	$ .57
Income from discontinued operations	1.75	.37	.48	.45	.46
Cumulative effect of accounting change	(.02)	(.02)	-	-	-
Net income	$3.87	$.66	$.98	$1.27	$1.03

Notes to Quarterly Financial Information:
E.
During the fourth quarter of 2005, Alltel recorded $8.7 million of integration expenses related to its acquisition of Western Wireless, purchase of wireless properties in Alabama and Georgia and the exchange of wireless properties with Cingular. These expenses decreased net income $5.2 million, or $.01 per share. (See Note 10). In the fourth quarter of 2005, Alltel adopted the measurement and recognition provisions of FIN 47 in accounting for conditional asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, or $.02 per share. (See Note 2.)

F.
During the third quarter of 2005, the Company recorded an additional pretax gain of $30.5 million related to the exchange of three wireless partnership interests with Cingular. Alltel also incurred $14.3 million of integration expenses related to its acquisition of Western Wireless and exchange of wireless properties with Cingular. These transactions increased net income $9.9 million or $.03 per share. (See Notes 10 and 12).

G.
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

H.
During the first quarter of 2005, the Company received a special cash dividend of $111.0 million on its investment in Fidelity National common stock. This transaction increased net income $69.8 million or $.20 per share. (See Note 11).

19. Subsequent Event:
Sale of Marketable Equity Securities - Through its merger with Western Wireless, Alltel acquired marketable equity securities. On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash. The pretax gain from the sale of approximately $56.5 million will be included in Alltel’s first quarter 2007 consolidated results of operations.