Form 10-Q
period 2007-03-31
ALLTEL CORP
filed 2007-05-08
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

Large accelerated filer ☒               Accelerated filer ☐           Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      ☐  YES   ☒  NO

Number of common shares outstanding as of April 30, 2007:    345,480,656

The Exhibit Index is located on page 35.

ALLTEL CORPORATION
FORM 10-Q

Page No.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	33

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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	March 31,	December 31,
Assets	2007	2006
Current Assets:
Cash and short-term investments	$576.8	$934.2
Accounts receivable (less allowance for doubtful
accounts of $43.1 and $54.9, respectively)	765.2	807.3
Inventories	214.4	218.6
Prepaid expenses and other	82.4	67.7
Assets related to discontinued operations	4.0	4.3
Total current assets	1,642.8	2,032.1
Investments	184.5	368.9
Goodwill	8,418.8	8,447.0
Other intangibles	2,083.8	2,129.4
Property, Plant and Equipment:
Land	322.1	314.9
Building and improvements	973.3	955.1
Operating plant and equipment	8,144.2	7,933.8
Information processing	1,081.3	1,048.1
Furniture and fixtures	177.3	173.8
Under construction	360.1	496.0
Total property, plant and equipment	11,058.3	10,921.7
Less accumulated depreciation	5,971.1	5,690.3
Net property, plant and equipment	5,087.2	5,231.4
Other assets	114.0	89.4
Assets related to discontinued operations	44.5	45.5
Total Assets	$17,575.6	$18,343.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$75.3	$36.3
Accounts payable	487.9	576.1
Advance payments and customer deposits	204.9	186.2
Accrued taxes	204.2	114.1
Accrued dividends	44.6	46.0
Accrued interest	49.1	79.3
Other current liabilities	153.2	156.5
Liabilities related to discontinued operations	0.4	2.8
Total current liabilities	1,219.6	1,197.3
Long-term debt	2,661.3	2,697.4
Deferred income taxes	1,059.6	1,109.5
Other liabilities	698.7	677.6
Total liabilities	5,639.2	5,681.8
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 10,127 and 10,307
shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized,
350,409,318 and 364,505,820 shares issued and outstanding, respectively	350.4	364.5
Additional paid-in capital	3,433.1	4,296.8
Accumulated other comprehensive income (loss)	(27.0)	9.5
Retained earnings	8,179.6	7,990.8
Total shareholders’ equity	11,936.4	12,661.9
Total Liabilities and Shareholders’ Equity	$17,575.6	$18,343.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended
	March 31,
(Millions, except per share amounts)	2007	2006
Revenues and sales:
Service revenues	$1,880.1	$1,649.2
Product sales	198.4	194.1
Total revenues and sales	2,078.5	1,843.3
Costs and expenses:
Cost of services (excluding depreciation of $188.8 and $160.8,
respectively, included below)	611.0	542.8
Cost of products sold	287.5	272.7
Selling, general, administrative and other	469.9	425.7
Depreciation and amortization	349.5	299.3
Integration expenses and other charges	6.3	10.8
Total costs and expenses	1,724.2	1,551.3
Operating income	354.3	292.0

Equity earnings in unconsolidated partnerships	15.0	12.9
Minority interest in consolidated partnerships	(9.7)	(13.9)
Other income, net	7.7	10.8
Interest expense	(46.7)	(84.7)
Gain on disposal of assets	56.5	-

Income from continuing operations before income taxes	377.1	217.1
Income taxes	146.8	82.9

Income from continuing operations	230.3	134.2
Income (loss) from discontinued operations (net of income tax
expense (benefit) of $(0.1) and $117.5, respectively)	(0.2)	163.2

Net income	230.1	297.4
Preferred dividends	-	-
Net income applicable to common shares	$230.1	$297.4
Earnings per share:
Basic:
Income from continuing operations	$.64	$.35
Income (loss) from discontinued operations	-	.42
Net income	$.64	$.77
Diluted:
Income from continuing operations	$.64	$.35
Income (loss) from discontinued operations	-	.42
Net income	$.64	$.77

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
	March 31,
(Millions)	2007	2006
Cash Flows from Operating Activities:
Net income	$230.1	$297.4
Adjustments to reconcile net income to net cash provided from operations:
Loss (income) from discontinued operations	0.2	(163.2)
Depreciation and amortization expense	349.5	299.3
Provision for doubtful accounts	37.3	48.7
Non-cash portion of gain on disposal of assets	(56.5)	-
Change in deferred income taxes	12.1	40.5
Other, net	(6.7)	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	3.5	(8.7)
Inventories	4.3	36.6
Accounts payable	(89.8)	(100.6)
Other current liabilities	99.0	(46.8)
Other, net	(21.8)	(18.3)
Net cash provided from operating activities	561.2	384.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(161.8)	(150.7)
Additions to capitalized software development costs	(7.8)	(7.7)
Purchases of property, net of cash acquired	(2.5)	(458.9)
Proceeds from the sale of investments	188.7	-
Proceeds from the return on investments	10.9	8.9
Other, net	(0.4)	7.3
Net cash provided from (used in) investing activities	27.1	(601.1)
Cash Flows from Financing Activities:
Dividends paid on common and preferred stock	(45.9)	(147.8)
Repayments of long-term debt	(0.7)	(0.7)
Repurchases of common stock	(938.8)	-
Cash payments to effect conversion of convertible notes	-	(59.8)
Distributions to minority investors	(7.7)	(11.8)
Excess tax benefits from stock option exercises	3.8	3.4
Common stock issued	42.4	54.9
Net cash used in financing activities	(946.9)	(161.8)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	1.9	434.5
Cash used in investing activities	(0.7)	(65.8)
Cash used in financing activities	-	(91.8)
Net cash provided from discontinued operations	1.2	276.9

Effect of exchange rate changes on cash and short-term investments	-	0.6

Decrease in cash and short-term investments	(357.4)	(100.6)

Cash and Short-term Investments:
Beginning of the period	934.2	982.4
End of the period	$576.8	$881.8

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Accumulated
			Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2006	$0.3	$364.5	$4,296.8	$9.5	$7,990.8	$12,661.9
Cumulative effect adjustment to adopt recognition
and measurement provisions of FASB Interpretation
No. 48 (See Note 2)	-	-	-	-	3.2	3.2
Net income	-	-	-	-	230.1	230.1
Other comprehensive loss, net of tax (See Note 10)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	(37.5)	-	(37.5)
Defined benefit pension plans	-	-	-	0.9	-	0.9
Other postretirement benefit plan	-	-	-	0.1	-	0.1
Comprehensive income	-	-	-	(36.5)	230.1	193.6
Employee plans, net	-	1.0	43.8	-	-	44.8
Issuance of restricted stock	-	0.2	-	-	-	0.2
Amortization of stock-based compensation	-	-	7.9	-	-	7.9
Tax benefit for non-qualified stock options	-	-	5.8	-	-	5.8
Repurchases of stock	-	(15.3)	(923.5)	-	-	(938.8)
Other	-	-	2.3	-	-	2.3
Dividends:
Common - $.125 per share	-	-	-	-	(44.5)	(44.5)
Preferred	-	-	-	-	-	-
Balance at March 31, 2007	$0.3	$350.4	$3,433.1	$(27.0)	$8,179.6	$11,936.4

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 _____
1.         General:
Basis of Presentation - The consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Classification of Operations Following the Spin-off of the Wireline Telecommunications Business - On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”). The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products. The new wireline company formed in the merger of Alltel’s wireline operations and Valor is named Windstream Corporation (“Windstream”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities, and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented. See Note 9 for a further discussion of the spin-off of the wireline telecommunications business.

Following the spin-off, Alltel provides wireless voice and data communications services to more than 12 million customers in 35 states. Through roaming arrangements with other carriers, Alltel is able to offer its customers wireless services covering more than 95 percent of the U.S. population. Alltel manages its wireless business and retained portion of communications support services as a single operating segment, and accordingly, Alltel’s continuing operations consist of a single reportable business segment, wireless communications services. Unless otherwise noted, the footnote disclosures accompanying these unaudited interim consolidated financial statements exclude information related to the spun-off wireline telecommunications business.

2.         Accounting Changes:
Changes in Accounting Principle - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Effective January 1, 2007, Alltel adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized an approximately $3.2 million decrease in its reserves for uncertain tax positions, the offsetting effects of which resulted in a corresponding increase to the January 1, 2007 balance of retained earnings. The Company’s gross unrecognized tax benefits totaled $93.7 million at January 1, 2007. Approximately $37.4 million of the total amount of unrecognized tax benefits (net of federal tax benefits on state issues) relates to tax positions that would, if recognized, affect Alltel’s effective tax rate in future periods. As of January 1, 2007, Alltel believed that it was reasonably possible that approximately $50.0 to $60.0 million of gross unrecognized tax benefits for uncertain tax positions, related to both income inclusion and tax deductibility issues, would reverse in the following twelve months. Of that amount, approximately $2.0 million relates to payments to be made to taxing authorities, $14.6 million relates to an Internal Revenue Service (“IRS”) initiative described below and the balance relates to the lapsing of various statutes of limitations.

Alltel’s only significant tax jurisdiction is the U.S. federal tax jurisdiction. In 2006, Alltel elected to participate in an IRS initiative undertaken to address certain implications of FIN 48. In connection with that initiative, on January 30, 2007, Alltel entered into a Memorandum of Understanding with the IRS to settle two issues. As a result of this action, in the first quarter of 2007, Alltel reduced its gross unrecognized tax benefits by $14.6 million and its gross deferred tax assets by $0.8 million. The corresponding effects of the reduction in unrecognized tax benefits (including interest and any related tax benefits) of $13.8 million resulted in an increase to additional paid in capital of $7.7 million, a decrease in goodwill of $4.0 million and an increase to current income taxes payable of $2.1 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.         Accounting Changes, Continued:
Alltel recently entered into a final settlement with the IRS with respect to its federal income tax returns for the tax years 1997 through 2003, however, the statutes of limitations remain open through June 30, 2007 for the years 1997 through 2001 and through September 15, 2007 for the years 2002 and 2003. The audits and related statutes of limitations applicable to Alltel’s federal income tax returns for the tax years 2004 through 2006 also remain open. The IRS recently began its audits of the Company’s 2004 and 2005 federal income tax returns. Alltel’s open tax years for state income tax jurisdictions range from 1997 to 2006.

Consistent with Alltel’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities are classified as income tax expense within the Company’s consolidated statements of income. The Company has accrued $28.7 million for the payment of interest and $0.6 million for the payment of penalties related to its gross unrecognized tax benefits as of January 1, 2007.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method and applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). Operating results for prior periods were not restated. Under the modified prospective transition method, Alltel is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption. Compensation expense for the unvested awards outstanding as of January 1, 2006 is recognized over the remaining requisite service period based on the fair value of the awards on the date of grant, as previously calculated by Alltel in developing its pro forma disclosures in accordance with the provisions of SFAS No. 123.

The effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in a pretax charge of $4.8 million, which decreased net income $3.6 million or $.01 per share for the three months ended March 31, 2006. (See Note 5 for a further discussion of the Company’s stock-based compensation plans.)

3.         Acquisitions:
On October 3, 2006, Alltel completed the purchase of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1,083.5 million in cash. The final purchase price included $8.3 million of working capital adjustments. In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and Personal Communications Services (“PCS”) spectrum covering approximately 2.0 million potential customers (“POPs”), network assets and approximately 450,000 customers in select markets in Minnesota, Iowa and Wisconsin. Given the close proximity to year-end that this acquisition was completed, the value of certain assets and liabilities were based on preliminary valuations and subject to adjustment as additional information was obtained. During the first quarter of 2007, Alltel recorded employee termination benefits of $7.1 million, including involuntary severance and related benefits to be provided to 186 former Midwest Wireless employees. Alltel also recorded contract termination costs of $1.3 million in connection with the cancellation of a third party billing services agreement. The employee benefit and contract termination costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), as liabilities assumed in the business combination. As of March 31, 2007, Alltel had paid $4.8 million in employee termination benefits, and three of the scheduled employee terminations had been completed. The adjustments to the purchase price allocation resulted in a reduction to the preliminary values assigned to acquired net assets of $9.2 million with an offsetting increase to goodwill compared to the corresponding values that had been previously recorded in the Company’s consolidated balance sheet as of December 31, 2006.

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

Unaudited pro forma financial information related to the 2006 acquisitions has not been presented because the acquisitions, individually or in the aggregate, were not material to Alltel’s consolidated results of operations for all periods presented. During the first quarter of 2007, the Company incurred integration expenses related to its 2006 acquisitions, principally consisting of costs for branding, signage and computer system conversions. (See Note 7 for a further discussion of the integration expenses recorded by Alltel during the first quarter of 2007.)

On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel. As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas. In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash. Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash. In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash. Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion. On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility. During 2005, Alltel repurchased all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million. Alltel also assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into shares of Alltel common stock and cash based on the mixed-election exchange ratio. During 2006, an aggregate principal amount of $113.0 million of the Western Wireless notes were converted.

During the first quarter of 2007, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to adjust certain income tax liabilities primarily related to the international operations. The effects of these adjustments resulted in a reduction in goodwill of $35.2 million. During the first quarter of 2006, Alltel completed the integration of the domestic operations acquired from Western Wireless. In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions. (See Note 7 for a discussion of integration expenses recorded by Alltel during the first quarter of 2006). Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005. These employee benefit costs were recognized in accordance with EITF 95-3 as liabilities assumed in the business combination. As of March 31, 2007, Alltel had paid $30.8 million in employee termination and retention benefits, and all of the scheduled employee terminations had been completed.

4.         Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable tangible and intangible assets is recorded as goodwill. As of January 1, 2007, Alltel completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

4.         Goodwill and Other Intangible Assets, Continued:
The changes in the carrying amount of goodwill for the three months ended March 31, 2007 were as follows:

(Millions)
Balance at December 31, 2006	$8,447.0
Acquired during the period	1.8
Other adjustments	(30.0)
Balance at March 31, 2007	$8,418.8

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	March 31,,,	December 31,,,
(Millions)	20077	20066
Cellular and Personal Communications Services licenses	$1,657.8	$1,657.8

Intangible assets subject to amortization were as follows:

	March 31, 2007
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$946.6	$(524.0)	$422.6
Roaming agreement	6.1	(3.0)	3.1
Non-compete agreement	0.3	-	0.3
	$953.0	$(527.0)	$426.0

	December 31, 2006
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$946.6	$(478.6)	$468.0
Roaming agreement	6.1	(2.5)	3.6
	$952.7	$(481.1)	$471.6

Amortization expense for intangible assets subject to amortization was $45.9 million and $45.5 million for the three month periods ended March 31, 2007 and 2006, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $170.1 million in 2007, $127.8 million in 2008, $78.5 million in 2009, $46.7 million in 2010 and $21.1 million in 2011.

5.         Stock-Based Compensation:
Stock-based compensation expense was as follows for the three months ended March 31:

(Millions, except per share amounts)	2007	2006
Compensation expense related to stock options issued by Alltel	$4.6	$4.8
Compensation expense related to stock options converted to Alltel stock options
in connection with the acquisition of Western Wireless	0.2	0.5
Compensation expense related to restricted stock awards	3.1	3.7
Compensation expense before income taxes	7.9	9.0
Income tax benefit	(2.4)	(2.8)
Compensation expense, net of tax	$5.5	$6.2

Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in both the three months ended March 31, 2007 and 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were based on Alltel’s historical experience and were

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.         Stock-Based Compensation, Continued:
estimated to be 4.7 percent and 5.1 percent for the three months ended March 31, 2007 and 2006, respectively. Compensation expense for stock option awards granted after January 1, 2006 is expensed using a straight-line single option method. Stock-based compensation expense is included in selling, general, administrative and other expenses within Alltel’s unaudited interim consolidated statements of income. Of the total pretax stock-based compensation expense presented in the table above, amounts allocated to discontinued operations totaled $1.0 million for the three months ended March 31, 2006.

Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees. The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock compensation plans in effect at March 31, 2007 was 28.1 million shares.

Stock Options - Fixed stock options granted under the stock-based compensation plans generally become exercisable over a period of one to five years after the date of grant. Under Alltel’s stock option plan for non-employee directors (the “Directors’ Plan”), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock. Under the Directors’ Plan, directors receive a one-time option grant to purchase 12,000 shares of common stock when they join the Board. Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 7,800 shares). Options granted under the Directors’ Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant. For all plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant. The maximum term for each stock option granted is 10 years. The Company’s practice has been to issue new shares of common stock upon the exercise of stock options.

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the following assumptions:

	Three Months Ended March 31,
	20077	20066
Weighted average grant date fair value per share	$18.51	$15.66
Expected life	6.4 years	6.5 years
Expected volatility	21.3%	23.6%
Dividend yield	0.8%	0.8%
Risk-free interest rate	4.8%	4.3%

The expected life assumption was determined based on the Company’s historical stock option exercise experience using a rolling 10-year average for three separate groups of employees that exhibited similar historical exercise behavior. Alltel believes that its historical experience is the best estimate of future exercise patterns currently available. The expected volatility assumption was based on a combination of the implied volatility derived from publicly traded options to purchase Alltel common stock and the Company’s historical common stock volatility. Implied volatility was derived from one and two-year traded options, while historical volatility was calculated using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant. Alltel believes that estimating expected volatility based on a combination of implied and historical volatility is more representative of future stock price trends than using historical volatility alone.

The expected dividend yield was based on the Company’s approved annual dividend rate in effect following the completion of the spin-off of the Company’s wireline operations to Alltel’s shareholders of $.50 per share. Future increases to the dividend rate were not included in the development of the dividend yield assumption because Alltel’s board of directors has not approved any increase to the dividend rate following completion of the spin-off. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.         Stock-Based Compensation, Continued:
Activity under all of the Company’s stock option plans for the three months ended March 31, 2007 was as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2006	16,176.2	$46.78
Granted	986.5	61.51
Exercised	(932.3)	47.37
Forfeited	(77.5)	45.65
Expired	(1.2)	26.18
Outstanding at March 31, 2007	16,151.7	$47.65
Exercisable at end of period	11,902.2	$46.78

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $13.7 million, and Alltel received $44.2 million in cash from the exercise of stock options. As of March 31, 2007, the total intrinsic value of stock options outstanding was $231.7 million, while the total intrinsic value of stock options exercisable as of March 31, 2007 was $181.2 million.

Non-vested stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2006	4,391.9	$45.89
Granted	986.5	61.51
Vested	(1,077.9)	43.50
Forfeited	(51.0)	47.77
Non-vested at March 31, 2007	4,249.5	$50.10

At March 31, 2007, the total unamortized compensation cost for non-vested stock option awards amounted to $49.3 million and is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock - During each of the past four years, Alltel granted to certain senior management employees and non-employee directors restricted stock awards. These awards had an aggregate fair value on the date of grant of $15.0 million in 2007, $18.6 million in 2006, $11.1 million in 2005 and $8.5 million in 2004. The cost of the restricted stock awards is determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and is expensed ratably over the vesting period. The restricted shares granted to employees in 2007, 2006 and 2004 vest in equal increments over a three-year period following the date of grant. Certain awards granted in 2006, representing 96,000 shares, vest in increments of 40%, 30% and 30% over a five-year period beginning three years after the date of grant. The restricted shares granted to employees in 2005 vest three years from the date of grant. Restricted shares granted to non-employee directors vest one year from the date of grant.

Non-vested restricted stock activity for the three months ended March 31, 2007 was as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Non-vested at December 31, 2006	487,552	$58.37
Granted	248,625	60.51
Vested	(104,900)	56.78
Forfeited	(3,833)	53.18
Non-vested at March 31, 2007	627,444	$59.51

At March 31, 2007, unrecognized compensation expense for the restricted shares amounted to $24.6 million and is expected to be recognized over a weighted average period of 2.5 years.

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

The components of pension expense, including provision for executive retirement agreements, and postretirement expense were as follows for the three months ended
March 31:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
(Millions)	2007	2006	2007	2006
Net periodic benefit expense:
Benefits earned during the year	$2.7	$6.7	$0.1	$0.1
Interest cost on benefit obligation	3.2	14.9	0.1	3.3
Special termination benefits	-	4.5	-	-
Settlement and curtailment losses	-	1.0	-	-
Amortization of prior service cost	0.2	0.1	-	0.5
Amortization of transition obligation	-	-	-	0.2
Amortization of net actuarial loss	1.2	8.4	0.1	1.6
Expected return on plan assets	(3.6)	(20.9)	-	-
Net periodic benefit expense	$3.7	$14.7	$0.3	$5.7

Of the total pension and postretirement expense presented in the table above, amounts allocated to discontinued operations totaled $8.4 million and $4.5 million, respectively, for the three months ended March 31, 2006. As further discussed in Note 9, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor. Two former executive officers of Alltel, who were eligible to receive supplemental retirement benefits payable under the Company’s supplemental executive retirement plan, joined Windstream. As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off was consummated. The special termination benefits paid to the two executives and the corresponding settlement and curtailment losses presented in the table above were recognized ratably during the first six months of 2006 and have been included in the amount of pension expense allocated to discontinued operations for the three months ended March 31, 2006.

In connection with the spin-off, Alltel transferred to Windstream the portion of the Alltel defined benefit pension plan, which represented the accumulated benefit obligation and fair value of plan assets attributable to the active and retired employees of the wireline business who transferred to Windstream. The amount of pension plan assets and accumulated benefit obligations transferred to Windstream was determined by an independent actuary and totaled $851.2 million and $790.9 million, respectively. The assumptions used to estimate the accumulated benefit obligation were as follows: (1) discount rate of 6.3 percent, (2) long-term rate of return on plan assets of 8.5 percent and (3) rate of future compensation increases of 3.5 percent. Similarly, Alltel also transferred to Windstream the portion of the Alltel postretirement benefit plan, which represented the accumulated benefit obligation attributable to the active and retired employees of the wireline business who transferred to Windstream. The amount of the accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $222.5 million. The assumed discount rate used to estimate the accumulated benefit obligation was 6.3 percent.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.         Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
Alltel disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $3.4 million for retirement benefits in 2007 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans. Through March 31, 2007, Alltel had contributed $0.8 million to fund the supplemental retirement plans. Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2007. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

7.         Integration Expenses and Other Charges:
A summary of the integration expenses and other charges recorded by Alltel were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2007	2006
Severance and employee benefit costs	$3.7	$-
Rebranding and signage costs	0.1	8.3
Computer system conversion and other integration expenses	2.5	2.5
Total integration expenses and other charges	$6.3	$10.8

In the first quarter of 2007, Alltel incurred $2.6 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia. The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company expects to complete during the fourth quarter of 2007. Alltel also recorded severance and employee benefit costs related to a planned workforce reduction in connection with the closing of two call centers. The integration expenses and other charges decreased net income $3.9 million for the three months ended March 31, 2007.

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006. The integration expenses and other charges decreased net income $6.6 million for the three months ended March 31, 2006.

The following is a summary of the activity related to the liabilities associated with the Company’s integration and other restructuring activities for the three months ended March 31, 2007:

(Millions)
Balance, beginning of period	$0.1
Integration expenses and other charges recorded during the period	6.3
Cash outlays during the period	(1.7)
Balance, end of period	$4.7

At March 31, 2007, the remaining unpaid liability related to Alltel’s integration activities consisted of severance and employee benefit costs of $4.6 million and lease and contract termination costs of $0.1 million and is included in other current liabilities in the accompanying consolidated balance sheet.

8.	Gain on Disposal of Assets:
Through its merger with Western Wireless, Alltel acquired marketable equity securities. On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million. This transaction increased net income $36.8 million in the three month period ended March 31, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.         Discontinued Operations:
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

In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $25.7 million of incremental costs in 2006, primarily consisting of the $12.4 million of special termination benefits payable to the two executives and the corresponding settlement and curtailment losses previously discussed (see Note 6) and additional consulting and legal fees of $5.6 million. The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems. Of the total spin-related expenses incurred, $8.7 million were recorded in the first quarter of 2006 and have been classified as discontinued operations. During 2006 and prior to the spin-off, Alltel transferred to Spinco certain assets and liabilities related to the operations of Spinco’s business that were previously utilized or incurred on a shared basis with Alltel’s wireless business. As previously discussed in Note 6, Alltel also transferred the portion of the Alltel defined pension and postretirement benefit plans attributable to the active and retired employees of the wireline business who transferred to Windstream.

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

As a condition of receiving approval from the U.S. Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”) for its October 3, 2006 acquisition of Midwest Wireless, on September 7, 2006, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota. On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular Corporation for $48.5 million in cash.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.         Discontinued Operations, Continued:
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

The following table includes certain summary income statement information related to the wireline telecommunications business, international operations and the domestic markets to be divested reflected as discontinued operations for the three months ended March 31:

	Three Months Ended
(Millions)	2007	2006
Revenues and sales	$7.6	$903.3
Operating expenses (a)	9.2	614.2
Operating income (loss)	(1.6)	289.1
Minority interest expense in unconsolidated entities	-	(4.5)
Other income, net	1.3	1.9
Interest expense (b)	-	(5.8)
Pretax income (loss) from discontinued operations	(0.3)	280.7
Income tax expense (benefit)	(0.1)	117.5
Income (loss) from discontinued operations	$(0.2)	$163.2

    Notes:
(a)
Operating expenses for 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested, and resulted in the write-down in the carrying values of goodwill ($1.4 million) and customer list ($0.3 million) allocated to these markets. Operating expenses for 2006 exclude general corporate overhead expenses previously allocated to the wireline business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations”. The amount of corporate overhead expenses added back to Alltel’s continuing operations totaled $5.1 million for the three months ended March 31, 2006.

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

The net assets of the four Minnesota markets required to be divested classified as assets held for sale as of March 31, 2007 and December 31, 2006 were as follows:

(Millions)	March 31, 2007	December 31, 2006
Current assets	$4.0	$4.3
Property, plant and equipment, net	20.3	19.6
Goodwill	2.3	3.7
Cellular licenses	21.5	21.5
Customer list	0.4	0.7
Non-current assets	44.5	45.5
Total assets related to discontinued operations	$48.5	$49.8
Current liabilities	$0.4	$2.8
Total liabilities related to discontinued operations	$0.4	$2.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.      Comprehensive Income:
Comprehensive income was as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2007	2006
Net income	$230.1	$297.4
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	(1.1)	12.4
Income tax expense (benefit)	(0.4)	4.4
	(0.7)	8.0
Less reclassification adjustments for gains included
in net income for the period	(56.5)	-
Income tax expense	19.7	-
	(36.8)	-

Net unrealized gains (losses) in the period	(57.6)	12.4
Income tax expense (benefit)	(20.1)	4.4
	(37.5)	8.0

Foreign currency translation adjustment for the period	-	17.6

Defined benefit pension plans:
Amounts included in net periodic benefit cost for the period:
Amortization of prior service cost	0.2	-
Amortization of net actuarial loss	1.2	-
	1.4	-
Income tax expense	0.5	-
	0.9	-

Other postretirement benefit plans:
Amounts included in net periodic benefit cost for the period:
Amortization of net actuarial loss	0.1	-
Income tax expense	-	-
	0.1	-

Other comprehensive income (loss) before tax	(56.1)	30.0
Income tax expense (benefit)	(19.6)	4.4
Other comprehensive income (loss)	(36.5)	25.6
Comprehensive income	$193.6	$323.0

The components of accumulated other comprehensive income (loss) were as follows:

(Millions)	March 31, 2007	December 31, 2006
Unrealized holding gains on investments	$-	$37.5
Defined benefit pension plans	(24.9)	(25.8)
Other postretirement benefit plan	(2.1)	(2.2)
Accumulated other comprehensive income (loss)	$(27.0)	$9.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

11.  Earnings per Share:
Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding convertible debt, restricted and preferred stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of Alltel’s common stock. The number of stock options that were not included in the computation of diluted earnings per share was approximately 2.4 million and 4.6 million shares of common stock for the three month periods ended March 31, 2007 and 2006, respectively. The dilutive effects of the convertible preferred stock and the convertible notes acquired in the Western Wireless merger were computed using the if-converted method. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three months ended March 31:

	Three Months Ended
(Millions, except per share amounts)	2007	2006
Basic earnings per share:
Income from continuing operations	$230.3	$134.2
Income (loss) from discontinued operations	(0.2)	163.2
Less preferred dividends	-	-
Net income applicable to common shares	$230.1	$297.4
Weighted average common shares outstanding for the period	357.2	386.8
Basic earnings per share:
From continuing operations	$.64	$.35
From discontinued operations	-	.42
Net income	$.64	$.77
Diluted earnings per share:
Net income applicable to common shares	$230.1	$297.4
Adjustment for interest expense on convertible notes, net of tax	-	0.1
Adjustment for convertible preferred stock dividends	-	-
Net income applicable to common shares assuming conversion of preferred stock and convertible notes	$230.1	$297.5
Weighted average common shares outstanding for the period	357.2	386.8
Increase in shares resulting from:
Assumed exercise of stock options	2.1	1.5
Assumed conversion of convertible notes	0.1	1.0
Assumed conversion of preferred stock	0.2	0.2
Non-vested restricted stock awards	0.2	0.2
Weighted average common shares assuming conversion of the above securities	359.8	389.7
Diluted earnings per share:
From continuing operations	$.64	$.35
From discontinued operations	-	.42
Net income	$.64	$.77

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2007 and 2006, and Alltel’s Annual Report on Form 10-K for the year ended December 31, 2006.

EXECUTIVE SUMMARY
Following the July 17, 2006 spin-off of its wireline business as further discussed below, Alltel provides wireless voice and advanced data services to more than 12 million residential and business customers in 35 states. Among the highlights in the first quarter of 2007:

•
Revenues and sales increased 13 percent over 2006 driven by Alltel’s continued focus on quality customer growth, improvements in data revenues and additional Eligible Telecommunications Carrier (“ETC”) support. Growth in revenues and sales in the quarter also reflected the effects of Alltel’s October 3, 2006 acquisition of Midwest Wireless Holdings (“Midwest Wireless”). Average revenue per customer and retail revenue per customer increased two percent and one percent year-over-year to $52.49 and $46.88, respectively, due to continued growth in data and ETC revenues, partially offset by lower voice revenues per customer. Average revenue per customer for the first quarter of 2007 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream Corporation (“Windstream”), for use of Alltel’s fiber-optic network.

•
Gross customer additions were 867,000 in the quarter, an 8 percent increase from a year ago, while net customer additions were 237,000, a 44 percent increase from 2006. During the first quarter of 2007, Alltel added 109,000 net postpay customers, more than twice the level achieved in the first quarter of 2006, and added 128,000 net prepaid customers. Postpay churn decreased 33 basis points from the same period a year ago to 1.33 percent, while total churn declined 23 basis points year-over-year to 1.77 percent, marking the fifth consecutive quarter that both churn metrics improved on a comparative year-over-year basis. In addition, the churn levels attained in the first quarter of 2007 were the lowest in Alltel’s history.

•
Operating income increased 21 percent from a year ago, primarily reflecting the growth in revenues and sales noted above and declines in bad debt and roaming expenses. The decrease in roaming expense resulted from negotiated lower cost per minute charges.

During the remainder of 2007, Alltel will continue to face significant challenges resulting from competition in the wireless industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing these challenges, Alltel will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.

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

Following the spin-off of the wireline business, Alltel completed a tax-free debt exchange in which Alltel transferred to two investment banks the Spinco debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of outstanding commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007. On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by Alltel on July 31, 2006. Proceeds from the special cash dividend were used to fund both a portion of the repurchase of $1.0 billion of long-term debt discussed above and Alltel’s repurchase of approximately 43.7 million of its common shares at a total cost of approximately $2.5 billion, as further discussed below.

ACQUISITIONS
On October 3, 2006, Alltel completed its acquisition of Midwest Wireless for $1.083 billion in cash. In connection with this acquisition, Alltel added approximately 450,000 wireless customers and expanded its wireless operations in Minnesota, Iowa and Wisconsin. As a condition of receiving approval for this acquisition from the Federal Communications Commission (“FCC”) and the U.S. Department of Justice (“DOJ”), Alltel agreed to divest four rural markets in Minnesota. On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular Corporation (“Rural Cellular”) for $48.5 million in cash.

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

(See Notes 3 and 9 to the interim unaudited consolidated financial statements for additional information regarding these acquisitions and dispositions.)

CUSTOMER AND OTHER OPERATING STATISTICS
	Three Months Ended
	March 31,
(Thousands, except per customer amounts)	2007	2006
Customers	12,060.6	10,827.1
Average customers	11,940.7	10,731.4
Gross customer additions (a)	867.5	805.5
Net customer additions (a)	236.6	164.7
Market penetration	15.2%	14.0%
Postpay customer churn	1.33%	1.66%
Total churn	1.77%	2.00%
Retail minutes of use per customer per month (b)	651	610
Retail revenue per customer per month (c)	$46.88	$46.21
Average revenue per customer per month (d)	$52.49	$51.23

Notes to Customer and Other Operating Statistics Table:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

Notes to Customer and Other Operating Statistics Table, Continued:
(c)
Retail revenue per customer per month is calculated by dividing retail revenues by average customers for the period. A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2007	2006
Service revenues	$1,880.1	$1,649.2
Less wholesale roaming revenues	(154.2)	(151.0)
Less wholesale transport revenues	(46.4)	(10.4)
Total retail revenues	$1,679.5	$1,487.8

(d)	Average revenue per customer per month is calculated by dividing service revenues by average customers for the period.

The total number of customers served by Alltel increased by more than 1.2 million customers, or 11 percent, during the twelve month period ended March 31, 2007. As previously discussed, during 2006, Alltel purchased Midwest Wireless and acquired wireless properties in Illinois, Texas and Virginia. The acquired properties accounted for approximately 562,000 of the overall increase in customers during the twelve month period ended March 31, 2007. During the first quarter of 2007, Alltel added 109,000 net postpay wireless customers and added 128,000 net prepaid customers. The increase in net customer additions in the three month period of 2007 was driven primarily by lower churn, as further discussed below, and continued growth in the “My Circle” service offering. The Company’s “My Circle” offering enables Alltel customers, on select rate plans, to make and receive unlimited free calls to up to ten phone numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service. Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 15.2 percent as of March 31, 2007.

The level of customer growth for the remainder of 2007 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a highly competitive marketplace. Alltel will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans, launching new or enhanced product offerings, selling additional services to existing customers, integrating acquired operations, and pursuing strategic acquisitions.

Alltel continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects). To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers. Alltel believes that its multi-year efforts devoted to retail store upgrades, process improvements, branding, advertising and innovative offerings such as My Circle are driving improvements in customer churn metrics. As a result of these efforts, postpay customer churn decreased 33 basis points to 1.33 percent in the first quarter of 2007 compared to the same period a year ago. Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in the first quarter of 2007 compared to the same prior year period.

Primarily due to growth in data and ETC revenues, retail revenue per customer per month and average revenue per customer per month both increased in the first quarter of 2007 compared to the same period a year ago. Retail revenue per customer per month increased 1 percent in the three month period of 2007, to $46.88, while average revenue per customer per month increased 2 percent to $52.49. Growth in both retail and average revenue per customer per month in the first quarter of 2007 was affected by decreases in voice revenues per customer reflecting the effects of increased sales of family and prepay rate plans. Average revenue per customer for the first quarter of 2007 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network. Growth in service revenues and sustaining average revenue per customer per month for the balance of 2007 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Table of Contents CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended
	March 31,
(Millions, except per share amounts)	2007	2006
Revenues and sales:
Service revenues	$1,880.1	$1,649.2
Product sales	198.4	194.1
Total revenues and sales	2,078.5	1,843.3
Costs and expenses:
Cost of services	611.0	542.8
Cost of products sold	287.5	272.7
Selling, general, administrative and other	469.9	425.7
Depreciation and amortization	349.5	299.3
Integration expenses and other charges	6.3	10.8
Total costs and expenses	1,724.2	1,551.3
Operating income	354.3	292.0
Non-operating income, net	13.0	9.8
Interest expense	(46.7)	(84.7)
Gain on disposal of assets	56.5	-
Income from continuing operations before income taxes	377.1	217.1
Income taxes	146.8	82.9
Income from continuing operations	230.3	134.2
Income (loss) from discontinued operations	(0.2)	163.2
Net income	$230.1	$297.4
Basic earnings per share:
Income from continuing operations	$.64	$.35
Income (loss) from discontinued operations	-	.42
Net income	$.64	$.77
Diluted earnings per share:
Income from continuing operations	$.64	$.35
Income (loss) from discontinued operations	-	.42
Net income	$.64	$.77

Revenues and sales increased 13 percent, or $235.2 million, for the three months ended March 31, 2007, compared to the same period of 2006. Service revenues increased by 14 percent, or $230.9 million, in the first quarter of 2007, as compared to the same period a year ago. The acquisitions of Midwest Wireless and other wireless properties in Illinois, Texas and Virginia previously discussed accounted for approximately $101.3 million of the overall increase in service revenues for the three months ended March 31, 2007. In addition to the effects of the acquisitions, service revenues also reflected growth in access revenues, which increased $34.9 million in the first quarter of 2007 due to non-acquisition-related growth in Alltel’s postpay customer base and increased revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings. Service revenues for 2007 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications. Compared to the same period a year ago, revenues from data services increased $69.6 million, or 76 percent, in the first quarter of 2007, reflecting strong demand for these services. Service revenues also included an increase in regulatory fee revenues of $26.5 million due to additional Universal Service Fund (“USF”) support received by Alltel reflecting an increase in the contribution factor effective October 1, 2006 and additional revenues attributable to Alltel’s certification in 24 states as an ETC. Growth in ETC-related revenues accounted for $15.4 million of the overall increase in regulatory and other fees in the three month period ended March 31, 2007. Revenues from the sale of wireless equipment protection plans also increased $7.4 million in the first quarter of 2007 compared to 2006, reflecting customer growth and continued demand for these plans.

As compared to the same period of 2006, wholesale revenues increased $22.6 million in the three month period ended March 31, 2007, primarily due to growth in CDMA minutes of use and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network. Wholesale revenues also reflected the effects of migrating Sprint Nextel Corporation and AT&T Mobility LLC (formerly Cingular Wireless LLC) roaming traffic to lower rates in exchange for long-term roaming agreements signed with each carrier during the second quarter of 2006.

The above increases in service revenues were partially offset by lower airtime and retail roaming revenues. Compared to the same period in 2006, airtime and retail roaming revenues decreased $23.3 million in the first quarter of 2007, primarily due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes. Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.

Product sales increased $4.3 million, or 2 percent, in the first quarter of 2007, compared to the same period a year ago, due to the effects of acquisitions, which accounted for $5.1 million of the overall increase in product sales.

Cost of services increased $68.2 million, or 13 percent, in the three month period ended March 31, 2007, compared to the same period of 2006. The acquisitions accounted for $32.9 million of the overall increase in cost of services in the first quarter of 2007. In addition to the effects of the acquisitions, cost of services also reflected higher network-related costs of $34.1 million, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities. Cost of services also reflected increased customer service expenses of $9.6 million in the first quarter of 2007, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn. In addition, cost of services increased $10.7 million in 2007 due to higher USF fees resulting from an increase in the contribution factor and the related growth in regulatory fee revenues discussed above. Compared to the same period in 2006, payments to data content providers increased $11.7 million in the first quarter of 2007, consistent with the growth in revenues derived from data services discussed above. The above increases in cost of services in the first quarter of 2007 were partially offset by a decrease in bad debt expense of $12.1 million primarily due to reduced write-offs resulting from improvements in the Company’s internal and third-party outsourcing collection efforts. Cost of services also reflected a decrease in roaming expenses of $16.4 million due to lower negotiated per minute roaming rates.

Cost of products sold increased $14.8 million, or 5 percent, for the three month period ended March 31, 2007, as compared to the same period in 2006. The acquisitions discussed above accounted for $10.5 million of the overall increase in cost of products sold in the first quarter of 2007. In addition to the effects of the acquisitions, the increase in cost of products sold was due to selling higher-cost, more technologically advanced handsets.

Selling, general, administrative and other expenses increased $44.2 million, or 10 percent, for the three months ended March 31, 2007, as compared to the same period of 2006. The acquisitions accounted for $19.2 million of the overall increase in these expenses in the first quarter of 2007. In addition to the effects of the acquisitions, selling, general, administrative and other expenses also included increased advertising costs of $18.0 million, reflecting growth in television and national cable advertising directed at promoting Alltel brand awareness among consumers and the effects of an overall increase in advertising spending levels following the April 2006 launch of the “My Circle” offering. Higher commission costs of $3.9 million, consistent with the growth in gross customer additions for the quarter, also contributed to the increase in selling, general, administrative and other expenses in the first quarter of 2007.

Depreciation and amortization expense increased $50.2 million, or 17 percent, in the first quarter of 2007, as compared to the same period of 2006. The increase in depreciation and amortization expense primarily reflected growth in operating plant in service and the effects of a fourth quarter 2006 prospective change in the depreciable lives of certain operating equipment, which accounted for $11.9 million of the overall increase in depreciation and amortization expense. The depreciable lives were shortened in response to the rapid pace of technological development and Alltel’s plans to expand and upgrade its network facilities with 1x-EVDO technology. In addition to these factors, depreciation and amortization expense in the first quarter of 2007 also included $11.3 million of additional expense attributable to the acquisitions previously discussed.

Primarily as a result of the growth in revenues and sales discussed above, operating income increased $62.3 million, or 21 percent, for the three months ended March 31, 2007, compared to the same period of 2006. The acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia accounted for $32.5 million of the overall increase in operating income in the first quarter of 2007. Operating income comparisons for the first quarter of 2007 were also favorably affected by the declines in bad debt and roaming expenses previously discussed and the effects of integration expenses and other charges, as further discussed below.

Integration Expenses and Other Charges
A summary of the integration expenses and other charges recorded by Alltel were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2007	2006
Severance and employee benefit costs	$3.7	$-
Rebranding and signage costs	0.1	8.3
Computer system conversion and other integration expenses	2.5	2.5
Total integration expenses and other charges	$6.3	$10.8

In the first quarter of 2007, Alltel incurred $2.6 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia. The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company expects to complete during the fourth quarter of 2007. Alltel also recorded severance and employee benefit costs related to a planned workforce reduction in connection with the closing of two call centers. The integration expenses and other charges decreased net income $3.9 million for the three months ended March 31, 2007.

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its August 1, 2005 merger with Western Wireless Corporation (“Western Wireless”). These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs. The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006. The integration expenses and other charges decreased net income $6.6 million in the three months ended March 31, 2006.

At March 31, 2007, the remaining unpaid liability related to Alltel’s integration activities consisted of severance and employee benefit costs of $4.6 million and lease and contract termination costs of $0.1 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 7 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges.)

Non-Operating Income, Net
	Three Months Ended
	March 31,
(Millions)	2007	2006
Equity earnings in unconsolidated partnerships	$15.0	$12.9
Minority interest in consolidated partnerships	(9.7)	(13.9)
Other income, net	7.7	10.8
Non-operating income, net	$13.0	$9.8

As indicated in the table above, non-operating income, net increased $3.2 million, or 33 percent, in the three month period ended March 31, 2007, as compared to the same period in 2006. The increase of $2.1 million in equity earnings in unconsolidated partnerships in the first quarter of 2007 primarily reflected improved operating results in those markets in which the Company owns a minority interest. The decrease in minority interest expense of $4.2 million in the three month period of 2007 primarily reflected the effects of Alltel’s acquisitions in the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina, South Carolina and Wisconsin.

Tax-exempt interest income earned on the Company’s cash and short-term investments decreased $0.8 million compared to the same period of 2006, reflecting a decrease in Alltel’s average available cash on hand. As further discussed below under “Cash Flows from Financing Activities - Continuing Operations”, during the first quarter of 2007, Alltel repurchased 15.3 million shares of its common stock at a total cost of $938.8 million and funded the repurchase with available cash on hand.

Interest Expense
Interest expense decreased $38.0 million, or 45 percent, in the three month period ended March 31, 2007, compared to the same period of 2006. The decrease in interest expense primarily reflected the favorable effects on interest costs resulting from a reduction in Alltel’s long-term debt balance of $2.9 billion that occurred subsequent to the completion of the wireline spin-off. As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, Alltel completed a $1.7 billion tax-free debt exchange with two investment banks. In addition, on November 1, 2006, Alltel repaid, at maturity, a $186.3 million, 9.0 percent senior unsecured note.

Gain on Disposal of Assets
Through its merger with Western Wireless, Alltel acquired marketable equity securities. On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million. This transaction increased net income $36.8 million in the three month period ended March 31, 2007.

Income Taxes
Income tax expense increased $63.9 million, or 77 percent, in the three month period ended March 31, 2007, compared to the same period of 2006. The increase in income tax expense was consistent with the overall growth in Alltel’s income before income taxes driven primarily by growth in operating income, consistent with the increase in revenues and sales previously discussed, lower interest costs and the gain realized on the sale of marketable equity securities. Alltel’s effective income tax rate increased to 38.9 percent for the three months ended March 31, 2007 compared to 38.2 percent for the corresponding period of 2006. The change in the effective income tax rate primarily reflects lower estimated annual tax benefits to be derived from tax-exempt interest income resulting from an expected reduction in Alltel’s average daily cash balance when compared to 2006. For 2007, Alltel’s annual effective income tax rate is expected to range between 39.0 percent and 40.0 percent, absent the effects of any future significant or unusual items, such as the reversal of income tax contingency reserves.

In determining its quarterly provision for income taxes, Alltel uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects of uncertain tax positions accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). Significant or unusual items, such as the taxes related to the sale of a business, are separately recognized in the quarter in which they occur.

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations increased $96.1 million, or 72 percent, in the three month period ended March 31, 2007, compared to the same period of 2006. Basic and diluted earnings per share from continuing operations both increased $.29 per share, or 83 percent, for the three months ended March 31, 2007, compared to the same prior year period. The increases in net income and earnings per share primarily reflected growth in operating income, reduced interest expense and the gain realized on the sale of marketable equity securities. These increases were partially offset by the effects of the increase in the Company’s effective income tax rate discussed above. In addition to higher net income compared to the corresponding period of 2006, the increases in basic and diluted earnings per share in the three month period of 2007 also reflected a decrease in weighted average share counts due to Alltel’s repurchase of its common stock, as further discussed below.

Discontinued Operations
As previously discussed, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented. As a condition of receiving approval from the DOJ and FCC for its acquisition of Midwest Wireless, Alltel agreed on September 7, 2006 to divest four rural markets in Minnesota. On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular. During 2005, Alltel also had agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand as a condition of receiving approval from the DOJ and FCC for the merger with Western Wireless. On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation that included a substantial portion of the divestiture requirements related to the Western Wireless merger. In December 2005, Alltel sold the Cellular One brand and in March 2006, Alltel sold the remaining market in Arkansas. During 2005, Alltel completed the sales of Western Wireless’ international operations in Georgia , Ghana and Ireland, and during the second quarter of 2006, Alltel completed the sales of the

Western Wireless international operations in Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia. The acquired international operations and interests of Western Wireless and the domestic markets in Arkansas, Kansas, Minnesota, and Nebraska required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The table presented below includes certain summary income statement information related to the wireline business, international operations and the domestic markets to be divested reflected as discontinued operations for the three months ended March 31:

	Three Months Ended
(Millions)	2007	2006
Revenues and sales	$7.6	$903.3
Operating expenses	9.2	614.2
Operating income (loss)	(1.6)	289.1
Minority interest expense in unconsolidated entities	-	(4.5)
Other income, net	1.3	1.9
Interest expense	-	(5.8)
Pretax income (loss) from discontinued operations	(0.3)	280.7
Income tax expense (benefit)	(0.1)	117.5
Income (loss) from discontinued operations	$(0.2)	$163.2

Operating expenses for 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested and resulted in the write-down in the carrying values of goodwill and customer list allocated to these markets. The depreciation of long-lived assets related to the international operations and the domestic markets in Arkansas, Kansas and Nebraska to be divested ceased as of August 1, 2005, the date of the Western Wireless merger. Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets. The cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $1.0 million and $17.4 million in the three months ended March 31, 2007 and 2006, respectively. (See Note 9 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding decreased 8 percent in the three month period ended March 31, 2007 compared to the same period of 2006. The decrease primarily reflected the effects of Alltel’s aggregate repurchase of approximately 43.7 million of its common shares during the second half of 2006 and first quarter of 2007, as further discussed below under “Cash Flows from Financing Activities - Continuing Operations”. The decrease in weighted average share counts attributable to the share repurchases were partially offset by additional shares issued upon the exercise of options granted under Alltel’s employee stock-based compensation plans.

Regulatory Matters
Alltel is subject to regulation primarily by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”). The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, outage reporting, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), and environmental matters governing tower siting. State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers. The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings pending at the FCC and various state regulatory initiatives, the effects of which could significantly impact Alltel’s wireless telecommunications business in the future.

Regulatory Treatment for Wireless Broadband
The FCC has determined that wireless broadband internet access services are information services under the Communications Act of 1934, as amended, and, as such, are subject to similar regulatory treatment as other broadband services such as cable modem, Digital Subscriber Line (“DSL”), and broadband over power line services.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs. CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds. The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. In the meantime, the FCC has increased the safe harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment from 28.5 percent to 37.1 percent, adopted certain reporting requirements and clarified the alternative methods under which CMRS providers contribute to the fund. CMRS providers also are eligible to receive support from the federal USF if they obtain designation as an ETC. The collection and distribution of USF fees are under continual review by federal and state legislative and regulatory bodies and are subject to audit by Universal Service Administration Corporation (“USAC”). Certain of Alltel’s contributions to, and distributions from, the USF are the subject of on-going USAC audits. The Company does not anticipate any material adverse findings. The Federal-State Universal Service Joint Board has recommended, among other things, to cap universal service support for competitive eligible telecommunications carriers like Alltel, and the FCC will consider whether to adopt this recommendation and/or implement other changes to the way universal service funds are disbursed to program recipients.

The Company is designated as an ETC and receives USF support from the federal fund in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Company also receives state universal service support for some offerings in Texas. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services. Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications. The Company is compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to universal service support. During the first quarter of 2007, Alltel received approximately $80.0 million of USF support.

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach. In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated. In phase two, carriers that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds culminating with a requirement that carriers reach a 95 percent deployment level of ALI capable handsets within their subscriber base by December 31, 2005. Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services.

Alltel began selling ALI-capable handsets in June 2002 and had complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain acquisitions. On September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than FCC forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones. The request included an explanation of the Company’s compliance efforts to date and the expected date when it will meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007. A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, also sought relief from the 95 percent requirement. On January 5, 2007, the FCC issued a number of orders denying certain of the waivers of the E-911 handset deployment requirement, including the waiver filed by the Company. The FCC’s order imposed reporting requirements on the Company and referred the issue of Alltel’s compliance with the rules to the FCC’s Enforcement Bureau for consideration of further action. While the Company seeks to resolve this matter, it cannot predict the outcome of any proceeding before the FCC’s Enforcement Bureau, although fines and additional marketing efforts to augment compliant handset deployment are possible.

The FCC also has pending before it a petition for declaratory ruling seeking to specify the basis upon which CMRS carriers must measure the accuracy and reliability of the location data provided to PSAPs for E-911 Phase II service. Should the FCC grant this petition, CMRS carriers, including the Company will have to revise their methodology for determining accuracy of location data for purposes of compliance with the FCC’s rules.

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

The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services. The FCC recently completed the auction for Advanced Wireless Services (“AWS”) spectrum and must begin the auction of spectrum in the 700 MHz band no later than January 28, 2008. Alltel did not participate in the AWS spectrum auction. The FCC is currently considering the spectrum plan and service rules that will be applicable to the 700 MHz spectrum. Alltel has made no determination as to whether it will participate in the auction at this time. The FCC also continues to consider various uses of unlicensed spectrum and sharing of currently allocated spectrum between various users. The FCC has, for example, instituted a rulemaking on the use of “white spaces” in the television spectrum on an unlicensed basis.

Customer Billing
The FCC requires CMRS carriers to ensure that the descriptions of line items on customer bills are clear and not misleading and has declared that any representation of a discretionary item on a bill as a tax or government-mandated charge is misleading. The Federal Court of Appeals for the Eleventh Circuit has vacated an order of the FCC preempting states from requiring or prohibiting the use of line items on CMRS carriers’ bills and remanded the decision to the FCC for further proceedings. The FCC is also considering additional CMRS billing regulations and state preemption issues including whether early termination fees constitute a rate, and consequently, are beyond a state’s regulatory jurisdiction.

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

Customer Proprietary Network Information (“CPNI”)
The FCC has recently concluded its rulemaking governing the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information. New FCC rules specify new notice and customer authentication requirements as well as both certification requirements and limitations on the disclosure of CPNI to the carriers joint venture partners and contractors. At this time, the Company does not anticipate any significant difficulties in complying with the FCC’s new CPNI requirements, which remain subject to judicial appeal and FCC reconsideration. Further, the FCC continues its ongoing investigation of carrier practices to protect CPNI.

Analog Sunset
Under current FCC rules, a carrier will not be required to offer analog wireless services after February 2008. This analog “sunset” rule is the subject of petitions seeking extension beyond 2008.

Warn Act/Emergency Alerts
On October 13, 2006, the Warn Act was signed into law and provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols adopted by the FCC. The FCC has convened the industry advisory committee required under the Warn Act to begin consideration of technical standards and operating protocols.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Three Months Ended
	March 31,
(Millions, except per share amounts)	2007	2006
Cash flows from (used in):
Operating activities from continuing operations	$561.2	$384.8
Investing activities from continuing operations	27.1	(601.1)
Financing activities from continuing operations	(946.9)	(161.8)
Discontinued operations	1.2	276.9
Effect of exchange rate changes	-	0.6
Decrease in cash and short-term investments	$(357.4)	$(100.6)
Total capital structure (a)	$14,673.7	$18,902.7
Percent of equity to total capital (b)	81.3%	70.3%
Book value per share (c)	$34.06	$34.19

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows from Operating Activities - Continuing Operations
Cash provided from operations continued to be Alltel’s primary source of liquidity. For the three months ended March 31, 2007, cash flows from operations reflected growth in earnings from Alltel’s business operations. Cash flows from operations in 2007 also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes. During the first quarter of 2007, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2007.

Cash Flows from Investing Activities - Continuing Operations
Capital expenditures continued to be Alltel’s primary use of capital resources. Capital expenditures for the three months ended March 31, 2007 were $161.8 million compared to $150.7 million for the same period in 2006. Capital expenditures in both years were incurred to construct additional network facilities and to deploy 1XRTT data and 1x-EVDO technology. The Company plans to continue expanding 1x-EVDO deployments in its markets with an expected total coverage of approximately 65 percent of its cell sites by the end of 2007. The Company funded substantially all of its capital expenditures through internally generated funds. Investing activities also included outlays for capitalized software development costs. Additions to capitalized software for the three months ended March 31, 2007 were $7.8 million compared to $7.7 million for the same period in 2006. The Company expects capital expenditures, including capitalized software development costs, to be approximately $1.15 billion to $1.25 billion for 2007, which will be funded primarily from internally generated funds.

During the first quarter of 2007, Alltel acquired for $2.5 million in cash an additional ownership interest in a wireless property in Arkansas in which the Company owned a majority interest. Cash outlays for the purchase of property, net of cash acquired in the three months ended March 31, 2006 were $458.9 million. As previously discussed, on March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships in North and South Carolina. During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.

Investing activities for the three months ended March 31, 2007 included proceeds from the sale of investments of $188.7 million, consisting of the cash proceeds received from the sale of marketable securities acquired by Alltel through its merger with Western Wireless. Investing activities for the three months ended March 31, 2007 and 2006 included proceeds from the return of investments of $10.9 million and $8.9 million, respectively. These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments.

Cash Flows from Financing Activities - Continuing Operations
Common and preferred dividend payments were $45.9 million for the three months ended March 31, 2007 compared to $147.8 million for the same period in 2006. Dividend payments in 2007 reflected the reduction in Alltel’s annual dividend rate from $1.54 to $.50 per share following the completion of the spin-off of the Company’s wireline operations to Alltel’s shareholders on July 17, 2006. Alltel expects to continue the payment of cash dividends during the remainder of 2007. Sources of funding future dividend payments include available cash on hand and operating cash flows.

Alltel has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009. Alltel incurred no borrowings under the revolving credit agreement during the first quarter of 2007. The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion. Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement. Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement. Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion. During the first quarter of 2007, Alltel did not incur any borrowings under the commercial paper program, and at both March 31, 2007 and December 31, 2006, there were no commercial paper borrowings outstanding. Alltel also did not incur any additional borrowings under the commercial paper program during the first quarter of 2006, and as a result, the total borrowings outstanding at March 31, 2006 remained unchanged from December 31, 2005 and amounted to $1.0 billion. As previously discussed, on July 17, 2006, Alltel exchanged $988.5 million of the $1.0 billion outstanding commercial paper borrowings for debt securities issued to the Company by Windstream in connection with the spin-off of the wireline business. In August 2006, Alltel repaid the remaining $11.5 million of outstanding commercial paper borrowings with available cash on hand.

In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). During the first quarter of 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted. As a result of the conversion, Alltel issued 3.4 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes. Cash flows from financing activities also included distributions to minority investors, which amounted to $7.7 million and $11.8 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in distributions in 2007 primarily reflected Alltel’s acquisitions of partnership interests in wireless properties in Arkansas, North Carolina, South Carolina and Wisconsin previously discussed.

On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. Under this authorization, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant. Sources of funding stock repurchases include available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program. During the first quarter of 2007, Alltel repurchased 15.3 million of its common shares at a total cost of $938.8 million. Comparatively, Alltel did not repurchase any of its common shares during the first quarter of 2006 under this authorization. During the second half of 2006, Alltel repurchased 28.5 million of its common shares at a total cost of $1,595.6 million under this authorization. During the second quarter of 2007, Alltel expects to substantially complete the $3.0 billion share repurchase available under this authorization.

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($576.8 million at March 31, 2007) and has adequate operating cash flows to finance its ongoing requirements, including capital expenditures, repayment of long-term debt, payment of dividends and funding stock repurchases. Additional sources of funding available to Alltel include (1) additional borrowings of up to $1.5 billion available under Alltel’s commercial paper program and revolving credit agreement, (2) additional debt or equity securities under Alltel’s March 28, 2002, $5.0 billion shelf registration statement, of which approximately $730 million remained available for issuance at March 31, 2007 and (3) additional debt securities issued in the private placement market.

Alltel’s commercial paper and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) were as follows at March 31, 2007:

Description	Moody’s	Standard & Poor’s	Fitch
Commercial paper credit rating	Prime-1	A-2	F1
Long-term debt credit rating	A2	A-	A
Outlook	Negative	Negative	Negative

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

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent. For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long- term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations. As of March 31, 2007, Alltel’s total debt to capitalization ratio was 18.8 percent. In addition, the indentures and borrowing agreements, amended, provide, among other things, for various restrictions on the payment of dividends by Alltel. Retained earnings unrestricted as to the payment of dividends by the Company amounted to $7,844.9 million at March 31, 2007. There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2007, the Company was in compliance with all of its debt covenants. There are no provisions within Alltel’s leasing agreements that would trigger acceleration of future lease payments.

At March 31, 2007, current maturities of long-term debt were $75.3 million and included the remaining $35.6 million, 4.656 percent equity unit notes due May 17, 2007 and the remaining $39.0 million, 6.65 percent unsecured senior notes due January 15, 2008. As previously discussed, on July 17, 2006, Alltel exchanged $685.1 million of the outstanding equity unit notes for debt securities issued to the Company by Windstream in connection with the spin-off of the wireline business. On August 25, 2006, Alltel repurchased for cash $664.3 million of the outstanding equity unit notes and $61.0 million of the 6.65 percent notes. Alltel expects to fund the payments of the remaining portion of outstanding equity unit notes and unsecured senior notes through either available cash on hand, operating cash flows or commercial paper borrowings.

Alltel does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any material arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Critical Accounting Policies
Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Alltel’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating stock-based compensation and depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, accounting for income taxes and business combinations.

Except for a change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to Alltel’s critical accounting policies during the first quarter of 2007. In July 2006, the FASB issued FIN 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.

As required, Alltel adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations, financial condition or liquidity. (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding the adoption of FIN 48.)

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Alltel, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurement attributes the entity elects for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact, if any, that SFAS No. 159 will have on its consolidated financial statements.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Alltel’s market risks at March 31, 2007 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Following the January 24, 2007 sale of its investment in marketable equity securities acquired from Western Wireless, Alltel does not hold any remaining material investments in marketable equity securities. Accordingly, Alltel no longer has significant market risk exposure resulting from changes in marketable equity security prices. Alltel continues to be exposed to market risk from changes in interest rates. Alltel has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. The results of the sensitivity analysis used to estimate market risk are presented below. Actual results may differ from these estimates.

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

As of March 31, 2007, Alltel had no commercial paper borrowings outstanding and had entered into four, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million to convert fixed interest rate payments to variable. The maturities of the interest rate swaps range from August 15, 2010 to November 1, 2013. The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate paid by the Company was 5.4 percent at March 31, 2007. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $8.5 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $8.5 million.

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

(b)	Changes in internal control over financial reporting.

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

Table of Contents ALLTEL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the first quarter of 2007, there have been no significant changes to the risk factors affecting Alltel’s wireless telecommunications business that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008. During 2006, Alltel repurchased 28,472,500 shares of its common stock at a total cost of $1,595.6 million, or at an average cost of $56.04 per share. Information pertaining to this authorization for the first quarter of 2007 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
January 1-31, 2007	5,000,000	$61.39	5,000,000	$1,097.5 million
February 1-28, 2007	4,750,000	$61.86	4,750,000	$ 803.7 million
March 1-31, 2007	5,500,000	$61.46	5,500,000	$ 465.6 million
Totals	15,250,000	$61.56	15,250,000

Item 6.    Exhibits

See the exhibits specified on the Index of Exhibits located at Page 35.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLTEL CORPORATION
(Registrant)

/s/ Sharilyn S. Gasaway
Sharilyn S. Gasaway
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)
May 8, 2007

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits

10(o)(16)	Amendment No. 15 to ALLTEL Corporation 401(k) Plan (January 1, 2001 Restatement).	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a)	Filed herewith.