Form 10-Q
period 2007-06-30
ALLTEL CORP
filed 2007-08-08
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

           Large accelerated filer  ☒                                                        Accelerated filer  ☐                                                  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).                  ☐  YES   ☒  NO

    Number of common shares outstanding as of July 31, 2007:      343,880,806

    The Exhibit Index is located on page 40.

ALLTEL CORPORATION
FORM 10-Q

Page No.

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation): the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P.; the inability to complete the merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to completion of the merger, including the receipt of all regulatory approvals related to the merger; risks that the proposed transaction disrupts current plans and operations; adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with the integration of acquired  businesses; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; the uncertainties related to Alltel’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	June 30,	December 31,
Assets	2007	2006
Current Assets:
Cash and short-term investments	$456.3	$934.2
Accounts receivable (less allowance for doubtful
accounts of $64.5 and $54.9, respectively)	839.2	807.3
Inventories	206.5	218.6
Prepaid expenses and other	86.1	67.7
Assets related to discontinued operations	-	4.3
Total current assets	1,588.1	2,032.1
Investments	187.1	368.9
Goodwill	8,421.3	8,447.0
Other intangibles	2,042.3	2,129.4
Property, Plant and Equipment:
Land	328.3	314.9
Buildings and improvements	990.9	955.1
Operating plant and equipment	8,313.6	7,933.8
Information processing	1,114.1	1,048.1
Furniture and fixtures	178.5	173.8
Under construction	431.1	496.0
Total property, plant and equipment	11,356.5	10,921.7
Less accumulated depreciation	6,257.6	5,690.3
Net property, plant and equipment	5,098.9	5,231.4
Other assets	100.9	89.4
Assets related to discontinued operations	-	45.5
Total Assets	$17,438.6	$18,343.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$39.7	$36.3
Accounts payable	496.2	576.1
Advance payments and customer deposits	205.3	186.2
Accrued taxes	180.5	114.1
Accrued dividends	43.0	46.0
Accrued interest	79.1	79.3
Other current liabilities	185.6	156.5
Liabilities related to discontinued operations	-	2.8
Total current liabilities	1,229.4	1,197.3
Long-term debt	2,743.9	2,697.4
Deferred income taxes	1,083.4	1,109.5
Other liabilities	700.2	677.6
Total liabilities	5,756.9	5,681.8
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 10,028 and 10,307
shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized,
343,873,537 and 364,505,820 shares issued and outstanding, respectively	343.9	364.5
Additional paid-in capital	3,031.3	4,296.8
Accumulated other comprehensive income (loss)	(26.1)	9.5
Retained earnings	8,332.3	7,990.8
Total shareholders’ equity	11,681.7	12,661.9
Total Liabilities and Shareholders’ Equity	$17,438.6	$18,343.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$1,971.6	$1,734.1	$3,851.7	$3,383.3
Product sales	203.5	211.1	401.9	405.2
Total revenues and sales	2,175.1	1,945.2	4,253.6	3,788.5
Costs and expenses:
Cost of services (excluding depreciation of $197.0, $169.8,
$385.8 and $330.6, respectively, included below)	640.2	574.0	1,251.2	1,116.8
Cost of products sold	288.6	283.3	576.1	556.0
Selling, general, administrative and other	479.5	434.5	949.4	860.2
Depreciation and amortization	352.3	309.6	701.8	608.9
Integration expenses and other charges	36.0	-	42.3	10.8
Total costs and expenses	1,796.6	1,601.4	3,520.8	3,152.7
Operating income	378.5	343.8	732.8	635.8

Equity earnings in unconsolidated partnerships	16.4	15.4	31.4	28.3
Minority interest in consolidated partnerships	(8.9)	(11.5)	(18.6)	(25.4)
Other income, net	5.6	21.0	13.3	31.8
Interest expense	(47.4)	(86.4)	(94.1)	(171.1)
Gain on disposal of assets	-	176.6	56.5	176.6

Income from continuing operations before income taxes	344.2	458.9	721.3	676.0
Income taxes	145.7	170.5	292.5	253.4

Income from continuing operations	198.5	288.4	428.8	422.6
Income (loss) from discontinued operations (net of income tax
expense of $1.8, $97.2, $1.7 and $214.7, respectively)	(2.8)	140.5	(3.0)	303.7

Net income	195.7	428.9	425.8	726.3
Preferred dividends	-	-	-	-
Net income applicable to common shares	$195.7	$428.9	$425.8	$726.3
Earnings per share:
Basic:
Income from continuing operations	$ .58	$ .74	$1.22	$1.09
Income (loss) from discontinued operations	(.01)	.36	(.01)	.78
Net income	$ .57	$1.10	$1.21	$1.87
Diluted:
Income from continuing operations	$ .57	$ .74	$1.21	$1.08
Income (loss) from discontinued operations	(.01)	.36	(.01)	.78
Net income	$ .56	$1.10	$1.20	$1.86

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
	June 30,
(Millions)	2007	2006
Cash Flows from Operating Activities:
Net income	$425.8	$726.3
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (income) from discontinued operations	3.0	(303.7)
Depreciation and amortization expense	701.8	608.9
Provision for doubtful accounts	86.8	113.4
Non-cash portion of gain on disposal of assets	(56.5)	(176.6)
Change in deferred income taxes	47.1	21.2
Other, net	(16.2)	(4.3)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(120.8)	(136.1)
Inventories	12.2	71.0
Accounts payable	(81.7)	(68.2)
Other current liabilities	133.8	(155.9)
Other, net	(22.6)	(53.7)
Net cash provided from operating activities	1,112.7	642.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(477.8)	(441.2)
Additions to capitalized software development costs	(17.2)	(17.0)
Purchases of property, net of cash acquired	(6.2)	(676.4)
Proceeds from the sale of investments	188.7	199.9
Proceeds from the return on investments	24.8	22.2
Other, net	0.6	11.4
Net cash used in investing activities	(287.1)	(901.1)
Cash Flows from Financing Activities:
Dividends paid on common and preferred stock	(90.5)	(297.2)
Repayments of long-term debt	(36.3)	(0.7)
Repurchases of common stock	(1,360.3)	-
Cash payments to effect conversion of convertible notes	-	(59.8)
Distributions to minority investors	(21.1)	(20.3)
Excess tax benefits from stock option exercises	5.2	5.7
Long-term debt issued	100.0	-
Common stock issued	53.0	88.6
Net cash used in financing activities	(1,350.0)	(283.7)
Cash Flows from Discontinued Operations:
Cash provided from (used in) operating activities	(1.2)	599.5
Cash provided from investing activities	47.7	1,492.0
Cash provided from financing activities	-	1.0
Net cash provided from discontinued operations	46.5	2,092.5

Effect of exchange rate changes on cash and short-term investments	-	(5.9)

Increase (decrease) in cash and short-term investments	(477.9)	1,544.1

Cash and Short-term Investments:
Beginning of the period	934.2	982.4
End of the period	$456.3	$2,526.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Accumulated
			Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2006	$0.3	$364.5	$4,296.8	$9.5	$7,990.8	$12,661.9
Cumulative effect adjustment to adopt recognition
and measurement provisions of FASB Interpretation
No. 48 (See Note 2)	-	-	-	-	3.2	3.2
Net income	-	-	-	-	425.8	425.8
Other comprehensive loss, net of tax (See Note 10)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	(37.5)	-	(37.5)
Defined benefit pension plans	-	-	-	1.8	-	1.8
Other postretirement benefit plan	-	-	-	0.1	-	0.1
Comprehensive income	-	-	-	(35.6)	425.8	390.2
Employee plans, net	-	1.2	51.6	-	-	52.8
Issuance of restricted stock	-	0.2	-	-	-	0.2
Amortization of stock-based compensation	-	-	15.4	-	-	15.4
Tax benefit for non-qualified stock options	-	-	5.8	-	-	5.8
Repurchases of stock	-	(22.0)	(1,338.3)	-	-	(1,360.3)
Dividends:
Common - $.25 per share	-	-	-	-	(87.5)	(87.5)
Preferred	-	-	-	-	-	-
Balance at June 30, 2007	$0.3	$343.9	$3,031.3	$(26.1)	$8,332.3	$11,681.7

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	General:
Basis of Presentation– The consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Classification of Operations Following the Spin-off of the Wireline Telecommunications Business– On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”).  The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products.  The new wireline company formed in the merger of Alltel’s wireline operations and Valor is named Windstream Corporation (“Windstream”).  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities, and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented.  See Note 9 for a further discussion of the spin-off of the wireline telecommunications business.

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
Changes in Accounting Principle– In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Effective January 1, 2007, Alltel adopted the provisions of FIN 48.  As a result of the implementation of FIN 48, the Company recognized an approximate $3.2 million decrease in its reserves for uncertain tax positions, the offsetting effects of which resulted in a corresponding increase to the January 1, 2007 balance of retained earnings.  The Company’s gross unrecognized tax benefits totaled $93.7 million at January 1, 2007.  Approximately $37.4 million of the total amount of unrecognized tax benefits (net of federal tax benefits on state issues) relates to tax positions that would, if recognized, affect Alltel’s effective tax rate in future periods.  As of January 1, 2007, Alltel believed that it was reasonably possible that approximately $50.0 to $60.0 million of gross unrecognized tax benefits for uncertain tax positions, related to both income inclusion and tax deductibility issues, would reverse in the following twelve months.  Of that amount, approximately $2.0 million relates to payments to be made to taxing authorities, $14.6 million relates to an Internal Revenue Service (“IRS”) initiative described below and the balance relates to the lapsing of various statutes of limitations.

Alltel’s only significant tax jurisdiction is the U.S. federal tax jurisdiction.  In 2006, Alltel elected to participate in an IRS initiative undertaken to address certain implications of FIN 48.  In connection with that initiative, on January 30, 2007, Alltel entered into a Memorandum of Understanding with the IRS to settle two issues.  As a result of this action, in the first quarter of 2007, Alltel reduced its gross unrecognized tax benefits by $14.6 million and its gross deferred tax assets by $0.8 million. The corresponding effects of the reduction in unrecognized tax benefits (including interest and any related tax benefits) of $13.8 million resulted in an increase to additional paid-in capital of $7.7 million, a decrease in goodwill of $4.0 million and an increase to current income taxes payable of $2.1 million.  As of June 30, 2007, no other material changes in Alltel’s unrecognized tax benefits have occurred subsequent to the Company’s adoption of FIN 48 on January 1, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.	Accounting Changes, Continued:
During the fourth quarter of 2006, Alltel entered into a final settlement with the IRS with respect to its federal income tax returns for the tax years 1997 through 2003, however, the statutes of limitations remain open through September 15, 2007 for the years 2002 and 2003.  The audits and related statutes of limitations applicable to Alltel’s federal income tax returns for the tax years 2004 through 2006 also remain open.  The IRS recently began its audits of the Company’s 2004 and 2005 federal income tax returns.  Alltel’s open tax years for state income tax jurisdictions range from 1997 to 2006.

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

The effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in pretax charges of $5.4 million and $10.2 million, which decreased net income $4.1 million and $7.7 million, or $.01 per share and $.02 per share, for the three and six months ended June 30, 2006, respectively.  (See Note 5 for a further discussion of the Company’s stock-based compensation plans.)

3.	Acquisitions:
On October 3, 2006, Alltel completed the purchase of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1,083.5 million in cash.  The final purchase price included $8.3 million of working capital adjustments.  In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and Personal Communications Services (“PCS”) spectrum covering approximately 2.0 million potential customers (“POPs”), network assets and approximately 450,000 customers in select markets in Minnesota, Iowa and Wisconsin.  Given the close proximity to year-end that this acquisition was completed, the value of certain assets and liabilities were based on preliminary valuations and subject to adjustment as additional information was obtained.  During 2007, Alltel recorded employee termination benefits of $6.9 million, including involuntary severance and related benefits to be provided to 154 former Midwest Wireless employees.  Alltel also recorded contract termination costs of $2.2 million primarily related to the cancellation of a third party billing services agreement.  The employee benefit and contract termination costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), as liabilities assumed in the business combination.  As of June 30, 2007, Alltel had paid $5.3 million in employee termination benefits, and 17 of the scheduled employee terminations had been completed.

During the second quarter of 2006, Alltel purchased for $217.5 million in cash wireless properties covering approximately 727,000 POPs in Illinois, Texas and Virginia.  On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina.  Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.  During the first quarter of 2006, Alltel also acquired for $2.6 million in cash the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.	Acquisitions, Continued:
During 2007, Alltel adjusted the purchase price allocations related to its 2006 acquisitions primarily for the recognition of employee benefit and contract termination costs associated with the Midwest Wireless acquisition discussed above.  These adjustments to the purchase price allocation resulted in a reduction to the preliminary values assigned to acquired net assets of $7.7 million with an offsetting increase to goodwill compared to the corresponding values that had been previously recorded in the Company’s consolidated balance sheet as of December 31, 2006.

Unaudited pro forma financial information related to the 2006 acquisitions has not been presented because the acquisitions, individually or in the aggregate, were not material to Alltel’s consolidated results of operations for all periods presented.  During the first six months of 2007, the Company incurred integration expenses related to its 2006 acquisitions, principally consisting of costs for branding, signage and computer system conversions.  (See Note 7 for a further discussion of the integration expenses recorded by Alltel during the three and six month periods ended June 30, 2007.)

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

During the first quarter of 2007, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to adjust certain income tax liabilities primarily related to the international operations.  The effects of these adjustments resulted in a reduction in goodwill of $31.2 million.  During the first quarter of 2006, Alltel completed the integration of the domestic operations acquired from Western Wireless.  In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions.  (See Note 7 for a discussion of integration expenses recorded by Alltel during the first quarter of 2006).  Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005.  These employee benefit costs were recognized in accordance with EITF 95-3 as liabilities assumed in the business combination.  As of June 30, 2007, Alltel had paid $31.2 million in employee termination and retention benefits, and all of the scheduled employee terminations had been completed.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

4.	Goodwill and Other Intangible Assets, Continued:
The changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows:

(Millions)
Balance at December 31, 2006	$8,447.0
Acquired during the period	1.8
Other adjustments	(27.5)
Balance at June 30, 2007	$8,421.3

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	June 30,	December 31,
(Millions)	2007	2006
Cellular and Personal Communications Services licenses	$1,661.5	$1,657.8

Intangible assets subject to amortization were as follows:

	June 30, 2007
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$946.6	$(568.7)	$377.9
Roaming agreement	6.1	(3.4)	2.7
Non-compete agreement	0.3	(0.1)	0.2
	$953.0	$(572.2)	$380.8

	December 31, 2006
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$946.6	$(478.6)	$468.0
Roaming agreement	6.1	(2.5)	3.6
	$952.7	$(481.1)	$471.6

Amortization expense for intangible assets subject to amortization was $45.2 million and $91.1 million, respectively, for the three and six month periods ended June 30, 2007, compared to $47.0 million and $92.4 million for the same periods of 2006. Amortization expense for intangible assets subject to amortization is estimated to be $170.1 million in 2007, $127.8 million in 2008, $78.5 million in 2009, $46.7 million in 2010 and $21.1 million in 2011.

5.	Stock-Based Compensation:
Stock-based compensation expense was as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2007	2006	2007	2006
Compensation expense related to stock options issued by Alltel	$4.2	$5.4	$8.8	$10.2
Compensation expense related to stock options converted to Alltel stock options in connection with the acquisition of Western Wireless	0.3	0.5	0.5	1.0
Compensation expense related to restricted stock awards	3.0	2.6	6.1	6.3
Compensation expense before income taxes	7.5	8.5	15.4	17.5
Income tax benefit	(2.5)	(2.6)	(4.9)	(5.4)
Compensation expense, net of tax	$5.0	$5.9	$10.5	$12.1

Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest.  Accordingly, stock-based compensation expense recognized in the three and six months ended June 30, 2007 and 2006 has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.	Stock-Based Compensation, Continued:
actual forfeitures differ from those estimates.  Pre-vesting forfeitures were based on Alltel’s historical experience and were estimated to be 4.7 percent and 5.1 percent for the six months ended June 30, 2007 and 2006, respectively.  Compensation expense for stock option awards granted after January 1, 2006 is expensed using a straight-line single option method.  Stock-based compensation expense is included in selling, general, administrative and other expenses within Alltel’s unaudited interim consolidated statements of income.  Of the total pretax stock-based compensation expense presented in the table above, amounts allocated to discontinued operations totaled $1.4 million and $2.4 million for the three and six months ended June 30, 2006, respectively.

Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees.  The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock compensation plans in effect at June 30, 2007 was 27.8 million shares.

Stock Options– Fixed stock options granted under the stock-based compensation plans generally become exercisable over a period of one to five years after the date of grant.  Under Alltel’s stock option plan for non-employee directors (the “Directors’ Plan”), the Company grants fixed, non-qualified stock options to directors for up to 1.0 million shares of common stock.  Under the Directors’ Plan, directors receive a one-time option grant to purchase 12,000 shares of common stock when they join the Board.  Directors are also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (currently 7,800 shares).  Options granted under the Directors’ Plan become exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant.  For all plans, the exercise price of the option equals the market value of Alltel’s common stock on the date of grant.  The maximum term for each stock option granted is 10 years.  The Company’s practice has been to issue new shares of common stock upon the exercise of stock options.

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the following assumptions:

	Six Months Ended June 30,
	2007	2006
Weighted average grant date fair value per share	$17.41	$18.55
Expected life	5.9 years	5.9 years
Expected volatility	20.9%	22.9%
Dividend yield	0.8%	0.8%
Risk-free interest rate	4.7%	4.5%

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.	Stock-Based Compensation, Continued:
Activity under all of the Company’s stock option plans for the six months ended June 30, 2007 was as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2006	16,176.2	$46.78
Granted	1,601.4	61.66
Exercised	(1,157.7)	46.90
Forfeited	(107.1)	45.83
Expired	(1.2)	26.18
Outstanding at June 30, 2007	16,511.6	$48.22
Exercisable at end of period	12,223.3	$46.78

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $19.6 million, and Alltel received $54.3 million in cash from the exercise of stock options.  As of June 30, 2007, the total intrinsic value of stock options outstanding was $319.1 million, while the total intrinsic value of stock options exercisable as of June 30, 2007 was $253.9 million.

Non-vested stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2006	4,391.9	$45.89
Granted	1,601.4	61.66
Vested	(1,636.3)	44.36
Forfeited	(68.7)	47.56
Non-vested at June 30, 2007	4,288.3	$52.34

At June 30, 2007, the total unamortized compensation cost for non-vested stock option awards amounted to $48.8 million and is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock– During each of the past four years, Alltel granted to certain senior management employees and non-employee directors restricted stock awards.  These awards had an aggregate fair value on the date of grant of $15.5 million in 2007, $18.6 million in 2006, $11.1 million in 2005 and $8.5 million in 2004.  The cost of the restricted stock awards is determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and is expensed ratably over the vesting period.  The restricted shares granted to employees in 2007, 2006 and 2004 vest in equal increments over a three-year period following the date of grant.  Certain awards granted in 2006, representing 96,000 shares, vest in increments of 40%, 30% and 30% over a five-year period beginning three years after the date of grant.  The restricted shares granted to employees in 2005 vest three years from the date of grant.  Restricted shares granted to non-employee directors vest one year from the date of grant.

Non-vested restricted stock activity for the six months ended June 30, 2007 was as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Non-vested at December 31, 2006	487,552	$58.37
Granted	255,520	60.64
Vested	(111,899)	57.20
Forfeited	(3,833)	53.18
Non-vested at June 30, 2007	627,340	$59.53

At June 30, 2007, unrecognized compensation expense for the restricted shares amounted to $22.0 million and is expected to be recognized over a weighted average period of 2.2 years.

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

The components of pension expense, including provision for executive retirement agreements, were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Benefits earned during the year	$2.8	$5.1	$5.5	$11.8
Interest cost on benefit obligation	3.2	14.4	6.4	29.3
Special termination benefits	-	4.5	-	9.0
Settlement and curtailment losses	-	2.4	-	3.4
Amortization of prior service cost	0.3	0.4	0.5	0.5
Amortization of net actuarial loss	1.2	6.8	2.4	15.2
Expected return on plan assets	(3.6)	(21.0)	(7.2)	(41.9)
Net periodic benefit expense	$3.9	$12.6	$7.6	$27.3

Of the total pension expense presented in the table above, amounts allocated to discontinued operations totaled $11.4 million and $19.8 million, for the three and six months ended June 30, 2006 respectively.  As previously discussed in Note 1, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor.  Two former executive officers of Alltel, who were eligible to receive supplemental retirement benefits payable under the Company’s supplemental executive retirement plan, joined Windstream.  As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off was consummated.  The special termination benefits paid to the two executives and the corresponding settlement and curtailment losses presented in the table above were recognized ratably during the first six months of 2006 and have been included in the amount of pension expense allocated to discontinued operations for the three and six months ended June 30, 2006.

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

Alltel disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $3.4 million for retirement benefits in 2007 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans.  Through June 30, 2007, Alltel had contributed $1.7 million to fund the supplemental retirement plans.  Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2007.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:
The Company also provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  The Company funds the accrued costs of these plans as benefits are paid.  The components of postretirement expense were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Benefits earned during the year	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligation	0.1	3.4	0.2	6.7
Amortization of transition obligation	-	0.2	-	0.4
Amortization of prior service cost	-	0.4	-	0.9
Recognized net actuarial loss	0.1	1.6	0.2	3.2
Expected return on plan assets	-	-	-	-
Net periodic benefit expense	$0.3	$5.7	$0.6	$11.4

Of the total postretirement expense presented in the table above, amounts allocated to discontinued operations totaled $5.1 million and $10.2 million, respectively, for the three and six months ended June 30, 2006.

7.	Integration Expenses and Other Charges:
A summary of the integration expenses and other charges recorded by Alltel were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Severance and employee benefit costs	$0.7	$-	$4.4	$-
Rebranding and signage costs	0.3	-	0.4	8.3
Computer system conversion and other integration expenses	1.9	-	4.4	2.5
Costs associated with pending acquisition of Alltel	33.1	-	33.1	-
Total integration expenses and other charges	$36.0	$-	$42.3	$10.8

During 2007, Alltel incurred $4.8 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company expects to complete during the fourth quarter of 2007.  Alltel also recorded severance and employee benefit costs of $4.4 million related to a planned workforce reduction in connection with the closing of two call centers.

As further discussed in Note 12, on May 20, 2007, Alltel entered into an agreement to be acquired by two private investment firms.  In connection with this transaction, Alltel incurred $33.1 million of incremental costs during the second quarter of 2007, principally consisting of financial advisory, legal and regulatory filing fees.  Included in this amount are attorneys’ fees and expenses incurred in connection with the settlement of certain shareholder lawsuits as further discussed in Note 13.  Upon successful closing of the transaction, Alltel will be obligated to pay additional financial advisory and legal fees of approximately $65.0 million, which will be expensed in the period the transaction closes.  The integration expenses and other charges decreased net income $34.9 million and $38.8 million for the three and six months ended June 30, 2007, respectively.

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless.  The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.  The integration expenses and other charges decreased net income $6.6 million for the six months ended June 30, 2006.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

7.	Integration Expenses and Other Charges, Continued:
The following is a summary of the activity related to the liabilities associated with the Company’s integration and other restructuring activities for the six months ended June 30, 2007:

(Millions)
Balance, beginning of period	$0.1
Integration expenses and other charges recorded during the period	42.3
Cash outlays during the period	(28.9)
Balance, end of period	$13.5

At June 30, 2007, the remaining unpaid liability related to Alltel’s integration activities consisted of severance and employee benefit costs of $4.4 million, legal fees associated with the pending merger transaction of $9.0 million and lease and contract termination costs of $0.1 million and is included in other current liabilities in the accompanying consolidated balance sheet.

8.	Gain on Disposal of Assets:
Through its merger with Western Wireless, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in the six month period ended June 30, 2007.

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

In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $25.7 million of incremental costs in 2006, primarily consisting of the $12.4 million of special termination benefits payable to the two executives and the corresponding settlement and curtailment losses previously discussed (see Note 6) and additional consulting and legal fees of $5.6 million.  The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems.  Of the total spin-related expenses incurred, $12.0 million and $20.7 million were recorded in the three and six months ended June 30, 2006, respectively, and have been classified as discontinued operations.  During 2006 and prior to the spin-off, Alltel transferred to Spinco certain assets and liabilities related to the operations of Spinco’s business that were previously utilized or incurred on a shared basis with Alltel’s

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.	Discontinued Operations, Continued:
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

As a result of the above transactions, the wireline telecommunications business, the acquired international operations and interests of Western Wireless and the domestic markets to be divested by Alltel have been classified as discontinued operations in the Company’s interim consolidated financial statements for all periods presented.  Depreciation of long-lived assets related to the international operations and the domestic markets to be divested in Arkansas, Kansas and Nebraska was not recorded subsequent to the completion of the merger on August 1, 2005.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.  The following table includes certain summary income statement information related to the wireline telecommunications business, international operations and the domestic markets to be divested reflected as discontinued operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Revenues and sales	$0.2	$800.2	$7.8	$1,703.5
Operating expenses (a)	1.4	542.0	10.6	1,156.2
Operating income (loss)	(1.2)	258.2	(2.8)	547.3
Minority interest expense in unconsolidated entities	-	(1.5)	-	(6.0)
Gain (loss) on disposal of discontinued operations	0.2	(14.8)	0.2	(14.8)
Other income (expense), net	-	(1.6)	1.3	0.3
Interest expense (b)	-	(2.6)	-	(8.4)
Pretax income (loss) from discontinued operations	(1.0)	237.7	(1.3)	518.4
Income tax expense	1.8	97.2	1.7	214.7
Income (loss) from discontinued operations	$(2.8)	$140.5	$(3.0)	$303.7

Notes to summary income statement information table:
(a)
Operating expenses for the six month period of 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested, and resulted in the write-down in the carrying values of goodwill ($1.4 million) and customer list ($0.3 million) allocated to these markets.  Operating expenses for 2006 exclude general corporate overhead expenses previously allocated to the wireline business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations”.  The amount of corporate overhead expenses added back to Alltel’s continuing operations totaled $1.9 million and $7.0 million for the three and six months ended June 30, 2006, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.	Discontinued Operations, Continued:
Notes to summary income statement information table, continued:
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

10.	Comprehensive Income:
Comprehensive income was as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Net income	$195.7	$428.9	$425.8	$726.3
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	-	11.8	(1.1)	24.2
Income tax expense (benefit)	-	4.1	(0.4)	8.5
	-	7.7	(0.7)	15.7
Less reclassification adjustments for gains included in net income for the period	-	-	(56.5)	-
Income tax expense	-	-	19.7	-
	-	-	(36.8)	-

Net unrealized gains (losses) in the period	-	11.8	(57.6)	24.2
Income tax expense (benefit)	-	4.1	(20.1)	8.5
	-	7.7	(37.5)	15.7

Foreign currency translation adjustment:
Translation adjustments for the period	-	(19.7)	-	(2.1)
Reclassification adjustments for losses included
in net income for the period	-	4.9	-	4.9
	-	(14.8)	-	2.8

Defined benefit pension plans:
Amounts included in net periodic benefit cost for the period:
Amortization of prior service cost	0.3	-	0.5	-
Amortization of net actuarial loss	1.2	-	2.4	-
	1.5	-	2.9	-
Income tax expense	0.6	-	1.1	-
	0.9	-	1.8	-

Other postretirement benefit plan:
Amounts included in net periodic benefit cost for the period:
Amortization of net actuarial loss	0.1	-	0.2	-
Income tax expense	0.1	-	0.1	-
	-	-	0.1	-

Other comprehensive income (loss) before tax	1.6	(3.0)	(54.5)	27.0
Income tax expense (benefit)	0.7	4.1	(18.9)	8.5
Other comprehensive income (loss)	0.9	(7.1)	(35.6)	18.5
Comprehensive income	$196.6	$421.8	$390.2	$744.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.	Comprehensive Income, Continued:
The components of accumulated other comprehensive income (loss) were as follows:

(Millions)	June 30, 2007	December 31, 2006
Unrealized holding gains on investments	$-	$37.5
Defined benefit pension plans	(24.0)	(25.8)
Other postretirement benefit plan	(2.1)	(2.2)
Accumulated other comprehensive income (loss)	$(26.1)	$9.5

11.	Earnings per Share:
Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding convertible debt, restricted and preferred stock.  The dilutive effect of stock options was determined using the treasury stock method.  Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of Alltel’s common stock.  The number of stock options that were not included in the computation of diluted earnings per share was approximately 2.4 million and 2.3 million shares of common stock for the three and six month periods ended June 30, 2007, respectively.  Conversely, the number of stock options not included in the computation of diluted earnings per share was approximately 8.8 million shares for both the three and six month periods ended June 30, 2006.  The dilutive effects of the convertible preferred stock and the convertible notes acquired in the Western Wireless merger were computed using the if-converted method.  A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2007	2006	2007	2006
Basic earnings per share:
Income from continuing operations	$198.5	$288.4	$428.8	$422.6
Income (loss) from discontinued operations	(2.8)	140.5	(3.0)	303.7
Less preferred dividends	-	-	-	-
Net income applicable to common shares	$195.7	$428.9	$425.8	$726.3
Weighted average common shares outstanding for the period	344.6	388.8	350.9	387.8
Basic earnings per share:
From continuing operations	$ .58	$ .74	$1.22	$1.09
From discontinued operations	(.01)	.36	(.01)	.78
Net income	$ .57	$1.10	$1.21	$1.87
Diluted earnings per share:
Net income applicable to common shares	$195.7	$428.9	$425.8	$726.3
Adjustment for interest expense on convertible notes, net of tax	-	0.1	-	0.2
Adjustment for convertible preferred stock dividends	-	-	-	-
Net income applicable to common shares assuming conversion of preferred stock and convertible notes	$195.7	$429.0	$425.8	$726.5
Weighted average common shares outstanding for the period	344.6	388.8	350.9	387.8
Increase in shares resulting from:
Assumed exercise of stock options	2.5	0.9	2.3	1.1
Assumed conversion of convertible notes	0.1	0.5	0.1	0.8
Assumed conversion of preferred stock	0.2	0.2	0.2	0.2
Non-vested restricted stock awards	0.3	0.1	0.3	0.1
Weighted average common shares assuming conversion of the above securities	347.7	390.5	353.8	390.0
Diluted earnings per share:
From continuing operations	$ .57	$ .74	$1.21	$1.08
From discontinued operations	(.01)	.36	(.01)	.78
Net income	$ .56	$1.10	$1.20	$1.86

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.	Pending Acquisition of Alltel by Two Private Investment Firms:
On May 20, 2007, Alltel entered into an Agreement and Plan of Merger (the “Agreement”) with Atlantis Holdings LLC, a Delaware limited liability company (“Parent”) and Atlantis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).  Under the terms of the Agreement, Merger Sub will be merged with and into Alltel (the “Merger”), with Alltel surviving the Merger as a wholly-owned subsidiary of Parent.  Merger Sub and Parent are affiliates of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”). Pursuant to the Agreement, at the effective time of the Merger, each outstanding share of $1.00 par value common stock of Alltel will be cancelled and converted into the right to receive $71.50 in cash.  Similarly, pursuant to the Agreement, at the effective time of the Merger, each outstanding share of Series C $2.06 no par cumulative convertible preferred stock and each outstanding share of Series D $2.25 no par cumulative convertible preferred stock will be cancelled and converted into the right to receive $523.22 and $481.37 in cash, respectively.  In addition, immediately prior to the effective time of the Merger, all shares of Company restricted stock, unless otherwise agreed to by the holder and Parent, will vest and will be converted into the right to receive in cash the merger consideration of $71.50 per share.  All options to acquire shares of Alltel common stock will vest immediately prior to the effective time of the Merger.  Holders of such options will, unless otherwise agreed to by the holder and Parent, be entitled to receive an amount in cash equal to the excess, if any, of the merger consideration of $71.50 per share over the exercise price for each share of Alltel common stock subject to the option.

The merger consideration will be funded by Alltel’s available cash on hand, cash equity contributions received from the Sponsors and new borrowings by Alltel Communications, Inc. (“ACI”), a wholly-owned subsidiary of Alltel.  Parent has received equity commitment letters from the Sponsors, pursuant to which, subject to certain conditions, the Sponsors have agreed to make or secure aggregate capital contributions of up to $4.6 billion in cash.  Parent has also received debt commitment letters from various banks to provide ACI with (1) a senior secured term loan facility of up to $14.0 billion and a senior secured revolving credit facility of up to $1.5 billion, (2) a senior unsecured cash pay bridge facility of up to $4.7 billion less the amount of any senior unsecured cash pay notes issued in lieu of such bridge facility and (3) a senior unsecured pay-in-kind option bridge facility of up to $3.0 billion less the amount of any senior unsecured pay-in-kind notes issued in lieu of such bridge facility.  The aggregate principal amount of the senior secured term loan facility may be increased by up to $750.0 million under certain circumstances.

Consummation of the Merger is subject to certain conditions, including the approval of the Merger by the stockholders of Alltel and the receipt of regulatory approvals, including the approval of the FCC.  The Agreement contains certain termination rights for each of Alltel and the Sponsors and further provides that, upon termination of the Agreement under specified circumstances involving an alternative transaction, Alltel may be required to pay the Sponsors a termination fee of $625.0 million.  As further discussed below in Note 13, on July 19, 2007, the Sponsors agreed to waive the termination fee payable by Alltel to the extent it exceeds $550 million.  The transaction is expected to close by the end of 2007.  During the second quarter of 2007, Alltel incurred incremental expenses related to the planned Merger, principally consisting of financial advisory, legal and regulatory filing fees.  (See Notes 7 and 13 for a further discussion of these expenses.)

13.	Commitments and Contingencies – Legal Proceedings:
Subsequent to the announcement of the merger agreement, Alltel, its directors, and in certain cases the Sponsors (or entities purported to be affiliates thereof), were named in sixteen putative class actions alleging claims for breach of fiduciary duty and aiding and abetting such alleged breaches arising out of the proposed sale of Alltel.  Eight of the complaints were filed in the Circuit Court of Pulaski County, Arkansas and were subsequently consolidated into one class action complaint for breach of fiduciary duty.  The other eight complaints were filed in the Delaware Court of Chancery and were also consolidated into one complaint.

Among other things, the complaints in the Arkansas and Delaware actions allege that (1) Alltel conducted an inadequate process for extracting maximum value for its shareholders, including prematurely terminating an auction process by entering into a merger agreement with Parent on May 20, 2007, despite previously setting June 6, 2007, as the outside date for submitting bids; (2) the Alltel directors are in possession of material non-public information about Alltel; (3) the Alltel directors have material conflicts of interest and are acting to better their own interests at the expense of Alltel’s shareholders, including through the vesting of certain options for Scott Ford, the retention of an equity interest in Alltel after the merger by certain of Alltel’s directors and executive officers, and the employment of certain Alltel executives, including Scott Ford, by Alltel (or its successors) after the merger is completed; (4) taking into account the current value of Alltel stock, the strength of its business, revenues, cash flow and earnings power, the intrinsic value of Alltel’s equity, the consideration offered in connection with the proposed merger is inadequate; (5) the merger agreement contained provisions that will deter higher bids, including a $625 million termination fee payable to the Sponsors and restrictions on Alltel’s ability to solicit higher bids; (6) that Alltel’s financial advisors, JPMorgan Securities Inc. (“JPMorgan”), Merrill Lynch, Pierce, Fenner & Smith Inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.	Commitments and Contingencies – Legal Proceedings, Continued:
(“Merrill Lynch”) and Stephens Inc. have conflicts resulting from their relationships with the Sponsors; and (7) that the preliminary proxy statement filed by Alltel with the SEC on June 13, 2007 failed to disclose material information concerning the merger.  The complaints seek, among other things, class action status, a court order enjoining Alltel and its directors from consummating the merger, and the payment of attorneys’ fees and expenses.

On July 19, 2007, the parties in the shareholder litigation entered into a memorandum of understanding contemplating the settlement of the litigation described above.  Shareholders of Alltel who are members of the class expected to be certified in the shareholder litigation will receive written notice of the terms of the proposed settlement.  Among other things, the memorandum of understanding provides that: (1) the termination fee payable under certain circumstances by Alltel to Parent is waived to the extent it exceeds $550 million; (2) certain additional disclosures were made in the proxy statement filed with the SEC on July 24, 2007 asking shareholders to approve the merger transaction; and (3) shares personally owned by Scott Ford and Warren Stephens will be voted in the same proportion in favor, against and abstaining as all votes cast other than with respect to such shares.  Alltel also agreed that, at a regularly scheduled meeting of its board of directors on July 19, 2007, the board would request and receive oral advice from JPMorgan and Merrill Lynch concerning whether they had learned of any matter that would cause them to withdraw or modify their fairness opinions.  At the July 19, 2007 board of directors’ meeting, JPMorgan and Merrill Lynch advised the board that, taking into consideration the types of factors and analyses considered in rending their May 20, 2007 opinions, they were aware of no matter, during the period since May 20, 2007, that would cause them to withdraw or modify their fairness opinions.  Certain provisions of the proposed settlement and the memorandum of understanding are subject to court approval.  In connection with the settlement, Alltel agreed to pay certain attorneys’ fees and expenses.  These amounts have been included in integration expenses and other charges in the accompanying unaudited interim consolidated statements of income for the three and six months ended June 30, 2007. (See Note 7).

On June 25, 2007, T-Mobile Austria Holding GmbH (“TMA Holding”) provided to the Company notice of warranty claims against Western Wireless International Austria Corporation (“WWI”), a wholly-owned subsidiary of Alltel, related to an August 10, 2005 purchase agreement, between T-Mobile Global Holding Nr.3 GmbH, T-Mobile Austria GmbH and WWI.  Alltel completed the sale of WWI’s operations in Austria to T-Mobile Austria GmbH on April 28, 2006.  In the notice, TMA Holding alleges that WWI breached certain representations and warranties contained within the purchase agreement and claims damages as a result of the breach of no less than €150.9 million, or approximately $203.3 million, at current exchange rates.  While the Company is still investigating the warranty claims, it believes they are without merit, and therefore, Alltel intends to vigorously defend itself against the alleged claims.  Accordingly, as of June 30, 2007, Alltel has not recorded a reserve for estimated loss, if any, that could result from the ultimate resolution of this matter.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2007 and 2006, and Alltel’s Annual Report on Form 10-K for the year ended December 31, 2006.

EXECUTIVE SUMMARY
Alltel provides wireless voice and advanced data services to more than 12 million residential and business customers in 35 states.  Among the highlights in the second quarter of 2007:

•
Revenues and sales increased 12 percent over 2006 driven by Alltel’s continued focus on quality customer growth, improvements in data revenues and additional Eligible Telecommunications Carrier (“ETC”) support. Growth in revenues and sales in the quarter also reflected the effects of Alltel’s October 3, 2006 acquisition of Midwest Wireless Holdings (“Midwest Wireless”).  Average revenue per customer and retail revenue per customer increased 3 percent and 1 percent year-over-year to $54.10 and $48.26, respectively, due to continued growth in data and ETC revenues, partially offset by lower voice revenues per customer.  Average revenue per customer for the second quarter of 2007 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream Corporation (“Windstream”), for use of Alltel’s fiber-optic network.

•
Excluding the effects of acquisitions, gross customer additions were 790,000 in the quarter, a 3 percent increase from a year ago, while net customer additions were 181,500, a 24 percent increase from 2006.  Postpay churn decreased 31 basis points from the same period a year ago to 1.16 percent, while total churn declined 24 basis points year-over-year to 1.67 percent, marking the sixth consecutive quarter that both churn metrics improved on a comparative year-over-year basis.  In addition, the churn levels attained in the second quarter of 2007 were the lowest in Alltel’s history.

•
Operating income increased 10 percent from a year ago, primarily reflecting the growth in revenues and sales noted above and declines in bad debt and roaming expenses.  The decrease in roaming expense resulted from negotiated lower cost per minute charges.

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

PENDING ACQUISITION OF ALLTEL BY TWO PRIVATE INVESTMENT FIRMS
On May 20, 2007, Alltel entered into an Agreement and Plan of Merger (the “Agreement”) with Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and Atlantis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).  Under the terms of the Agreement, Merger Sub will be merged with and into Alltel (the “Merger”), with Alltel surviving the Merger as a wholly-owned subsidiary of Parent.  Merger Sub and Parent are affiliates of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  Under the terms of the Agreement, Atlantis Holdings will acquire all of the outstanding common stock of Alltel for $71.50 per share in cash in a transaction valued at approximately $27.5 billion.  The merger consideration will be funded by Alltel’s available cash on hand, cash equity contributions received from the Sponsors of up to $4.6 billion and new borrowings of up to $23.2 billion by Alltel Communications, Inc. (“ACI”), a wholly-owned subsidiary of Alltel.

Completion of the transaction, which is currently expected to occur by the end of 2007, is contingent upon customary closing conditions, including approval by Alltel’s shareholders and certain regulatory approvals, including the approval of the Federal Communications Commission (“FCC”).  Alltel’s Board of Directors has unanimously approved the Agreement and has recommended the approval of the transaction by Alltel’s shareholders.  Shareholders will be asked to vote on the proposed transaction at a special meeting that will be held on August 29, 2007.  (See Note 12 to the interim unaudited consolidated financial statements for additional information regarding this pending transaction.)

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

Following the spin-off of the wireline business, Alltel completed a tax-free debt exchange in which Alltel transferred to two investment banks the Spinco debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of outstanding commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007.  On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by Alltel on July 31, 2006.  Proceeds from the special cash dividend were used to fund both a portion of the repurchase of $1.0 billion of long-term debt discussed above and Alltel’s repurchase of approximately 50.5 million of its common shares at a total cost of more than $2.95 billion, as further discussed below.

ACQUISITIONS
On October 3, 2006, Alltel completed its acquisition of Midwest Wireless for $1.083 billion in cash.  In connection with this acquisition, Alltel added approximately 450,000 wireless customers and expanded its wireless operations in Minnesota, Iowa and Wisconsin.  As a condition of receiving approval for this acquisition from the FCC and the U.S. Department of Justice (“DOJ”), Alltel agreed to divest four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular Corporation (“Rural Cellular”).

During the second quarter of 2006, Alltel purchased for $217.5 million in cash wireless properties covering approximately 727,000 potential customers (“POPs”) in Illinois, Texas and Virginia.  On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.0 million POPs in North and South Carolina.  Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.  During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.  (See Notes 3 and 9 to the interim unaudited consolidated financial statements for additional information regarding these acquisitions and dispositions.)

CUSTOMER AND OTHER OPERATING STATISTICS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands, except per customer amounts)	2007	2006	2007	2006
Customers	12,242.0	11,085.1	-	-
Average customers	12,147.4	10,951.3	12,041.7	10,838.9
Gross customer additions (a)	789.9	882.6	1,657.4	1,688.1
Net customer additions (a)	181.5	258.1	418.1	422.8
Market penetration	15.4%	14.2%	-	-
Postpay customer churn	1.16%	1.47%	1.24%	1.56%
Total churn	1.67%	1.91%	1.72%	1.95%
Retail minutes of use per customer per month (b)	724	638	688	620
Retail revenue per customer per month (c)	$48.26	$47.57	$47.59	$46.91
Average revenue per customer per month (d)	$54.10	$52.78	$53.31	$52.02

Notes to Customer and Other Operating Statistics Table:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer per month is calculated by dividing retail revenues by average customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Service revenues	$1,971.6	$1,734.1	$3,851.7	$3,383.3
Less wholesale roaming revenues	(170.1)	(163.6)	(324.3)	(314.6)
Less wholesale transport revenues	(42.9)	(7.8)	(89.3)	(18.2)
Total retail revenues	$1,758.6	$1,562.7	$3,438.1	$3,050.5

(d)	Average revenue per customer per month is calculated by dividing service revenues by average customers for the period.

The total number of customers served by Alltel increased by more than 1.1 million customers, or 10 percent, during the twelve month period ended June 30, 2007.  The acquisition of Midwest Wireless completed on October 3, 2006, as previously discussed, accounted for approximately 450,000 of the overall increase in customers during the twelve month period ended June 30, 2007.  During the second quarter of 2007, Alltel added more than 181,000 net customers, substantially all of which were on postpay rate plans.  The increase in net customer additions in the three months ended June 30, 2007 was driven primarily by lower churn, as further discussed below, and continued growth in the “My Circle” service offering.  The Company’s “My Circle” offering enables Alltel customers, on select rate plans, to make and receive unlimited free calls to up to ten phone numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 15.4 percent as of June 30, 2007.

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

As a result of these efforts, postpay customer churn decreased 31 basis points and 32 basis points in the three and six month periods of 2007, respectively, compared to the same periods a year ago.  Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in the three and six months ended
June 30, 2007 compared to the same prior year periods.

Primarily due to growth in data and ETC revenues, retail revenue per customer per month and average revenue per customer per month both increased in the three and six months ended June 30, 2007, compared to the same periods a year ago.  Retail revenue per customer per month increased 1 percent in both the three and six month periods ended June 30, 2007 to $48.26 and $47.59, respectively.  Similarly, average revenue per customer per month increased 3 percent and 2 percent to $54.10 and $53.31 in the three and six month periods ended June 30, 2007, respectively.  Growth in both retail and average revenue per customer per month in the three and six month periods of 2007 was affected by decreases in voice revenues per customer reflecting the effects of increased sales of family and prepay rate plans.  Average revenue per customer for the three and six month periods of 2007 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Growth in service revenues and sustaining average revenue per customer per month for the balance of 2007 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$1,971.6	$1,734.1	$3,851.7	$3,383.3
Product sales	203.5	211.1	401.9	405.2
Total revenues and sales	2,175.1	1,945.2	4,253.6	3,788.5
Costs and expenses:
Cost of services	640.2	574.0	1,251.2	1,116.8
Cost of products sold	288.6	283.3	576.1	556.0
Selling, general, administrative and other	479.5	434.5	949.4	860.2
Depreciation and amortization	352.3	309.6	701.8	608.9
Integration expenses and other charges	36.0	-	42.3	10.8
Total costs and expenses	1,796.6	1,601.4	3,520.8	3,152.7
Operating income	378.5	343.8	732.8	635.8
Non-operating income, net	13.1	24.9	26.1	34.7
Interest expense	(47.4)	(86.4)	(94.1)	(171.1)
Gain on disposal of assets	-	176.6	56.5	176.6
Income from continuing operations before income taxes	344.2	458.9	721.3	676.0
Income taxes	145.7	170.5	292.5	253.4
Income from continuing operations	198.5	288.4	428.8	422.6
Income (loss) from discontinued operations	(2.8)	140.5	(3.0)	303.7
Net income	$195.7	$428.9	$425.8	$726.3
Basic earnings per share:
Income from continuing operations	$ .58	$ .74	$1.22	$1.09
Income (loss) from discontinued operations	(.01)	.36	(.01)	.78
Net income	$ .57	$1.10	$1.21	$1.87
Diluted earnings per share:
Income from continuing operations	$ .57	$ .74	$1.21	$1.08
Income (loss) from discontinued operations	(.01)	.36	(.01)	.78
Net income	$ .56	$1.10	$1.20	$1.86

Revenues and sales increased 12 percent, or $229.9 million and $465.1 million, for both the three and six months ended June 30, 2007, compared to the same periods of 2006.  Service revenues increased by 14 percent, or $237.5 million and $468.4 million, in both the three and six month periods of 2007, respectively, as compared to the same periods a year ago.  The acquisitions of Midwest Wireless and other wireless properties in Illinois, Texas and Virginia previously discussed accounted for approximately $87.5 million and $188.8 million of the overall increases in service revenues for the three and six months ended June 30, 2007, respectively.  In addition to the effects of the acquisitions, service revenues also reflected growth in access revenues, which increased $32.8 million and $67.7 million in the three and six month periods of 2007, respectively, from the same periods a year ago.  The increases in access revenues in both periods were primarily driven by non-acquisition-related growth in Alltel’s postpay customer base and increased revenues derived from the Company’s Simple Freedom and ”U” prepaid service offerings.  Service revenues for 2007 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications. Compared to the same periods a year ago, revenues from data services increased $90.0 million, or 84 percent, and $159.6 million, or 80 percent, in the three and six month periods ended June 30, 2007, respectively, reflecting strong demand for these services.  Service revenues also included increases in regulatory fee revenues of $31.2 million and $57.7 million during the three and six month periods of 2007, respectively, compared to the same prior year periods. The increases in regulatory fees reflected additional Universal Service Fund (“USF”) revenues earned by Alltel due, in part, to increases in the contribution factor, effective April 1, 2007, and the interstate safe-harbor percentage, effective October 1, 2006.  Growth in USF revenues attributable to Alltel’s certification in 24 states as an ETC accounted for $11.4 million and $26.8 million of the overall increase in regulatory and other fees in the three and six month periods ended June 30, 2007, respectively.  When compared to the same periods in 2006, revenues from the sale of wireless equipment protection plans also increased $7.3 million and $14.7 million in the three and six month periods of 2007, respectively, primarily due to customer growth and continued demand for these plans.

As compared to the same periods of 2006, wholesale revenues increased $30.6 million and $53.2 million in the three and six month periods ended June 30, 2007, respectively, primarily due to growth in CDMA minutes of use and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Wholesale revenues also reflected the effects of migrating Sprint Nextel Corporation and AT&T Mobility LLC (formerly Cingular Wireless LLC) roaming traffic to lower rates in exchange for long-term roaming agreements signed with each carrier during the second quarter of 2006.

The above increases in service revenues were partially offset by lower airtime and retail roaming revenues.  Compared to the same periods in 2006, airtime and retail roaming revenues decreased $28.6 million and $51.9 million in the three and six month periods of 2007, respectively, primarily due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes.  Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.

Product sales decreased $7.6 million, or 4 percent, and $3.3 million, or 1 percent, in the three and six months ended June 30, 2007, respectively, compared to the same periods a year ago.  The decreases in both 2007 periods primarily reflected the effects of increased rebates offered to customers in connection with the sales of wireless handsets.  During 2007, Alltel has expanded the number of wireless handset models eligible for rebates.  The reductions in product sales in both periods of 2007 attributable to rebates were partially offset by the effects of increased sales resulting from the overall growth in gross customer additions and from acquisitions.  Product sales attributable to acquisitions increased $1.7 million and $6.8 million in the three and six month periods of 2007, respectively.

Cost of services increased 12 percent, or $66.2 million and $134.4 million, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods of 2006.  The acquisitions accounted for $30.0 million and $62.9 million of the overall increases in cost of services in the three and six month periods of 2007, respectively. In addition to the effects of the acquisitions, cost of services also reflected higher network-related costs of $42.1 million and $76.2 million in the three and six month periods of 2007, respectively, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities. Cost of services also reflected increased customer service expenses of $10.3 million and $19.9 million in the three and six month periods of 2007, respectively, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn.  In addition, cost of services increased $16.9 million and $27.6 million in the three and six month periods of 2007, respectively, due to higher USF fees resulting from an increase in the contribution factor and the related growth in regulatory fee revenues discussed above.  Compared to the same periods in 2006, payments to data content providers increased $4.5 million and $16.2 million in the three and six month periods ended June 30, 2007, respectively, consistent with the growth in revenues derived from data services discussed above.  The above increases in cost of services in the three and six month periods of 2007 were partially offset by decreases in bad debt expense of $17.5 million and $29.6 million, respectively, primarily due to reduced write-offs resulting from improvements in the Company’s internal and third-party outsourcing collection efforts.  Compared to the same periods a year ago, cost of services also reflected decreases in roaming expenses of $23.8 million and $40.2 million in the three and six month periods ended June 30, 2007, respectively, due to lower negotiated per minute roaming rates.

Cost of products sold increased $5.3 million, or 2 percent, and $20.1 million, or 4 percent, for the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.  The increases in both 2007 periods were primarily attributable to the acquisitions discussed above, which accounted for $6.8 million and $17.3 million of the overall increases in cost of products sold in the three and six month periods, respectively.

Selling, general, administrative and other expenses increased 10 percent, or $45.0 million and $89.2 million, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006.  The acquisitions accounted for $15.0 million and $34.2 million of the overall increases in these expenses in the three and six month periods of 2007, respectively.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for the three and six months ended June 30, 2007 also included increased advertising costs of $2.8 million and $20.8 million, respectively.  Advertising costs in both 2007 periods reflected growth in television and national cable advertising directed at promoting Alltel brand awareness among consumers and the effects of an overall increase in advertising spending levels following the April 2006 launch of the “My Circle” offering.  Higher commission costs and increased costs to provide and administer the Company’s wireless equipment protection plans also contributed to the increases in selling, general, administrative and other expenses in the three and six month periods of 2007.  When compared to the same periods of 2006, commission costs increased $17.4 million and $21.3 million in the three and six month periods of 2007, respectively, consistent with the growth in gross customer additions and higher commissions paid to agents, reflecting increased sales of data services and features and reduced charge-backs resulting from lower customer churn.  Costs associated with providing and administering the wireless equipment protection plans increased $1.9 million and $11.3 million in the three and six month periods of 2007, respectively, consistent with the growth in wireless equipment protection plan revenues previously discussed.

Depreciation and amortization expense increased $42.7 million, or 14 percent, and $92.9 million, or 15 percent, in the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006.  The increases in both 2007 periods primarily reflected growth in operating plant in service and the effects of a fourth quarter 2006 prospective change in the depreciable lives of certain operating equipment, which accounted for $15.1 million and $27.0 million, respectively, of the overall increases in depreciation and amortization expense.  The depreciable lives were shortened in response to the rapid pace of technological development and Alltel’s plans to expand and upgrade its network facilities with 1x-EVDO technology.  In addition to these factors, depreciation and amortization expense in the three and six month periods of 2007 also included $10.3 million and $21.6 million, respectively, of additional expense attributable to the acquisitions previously discussed.

Primarily as a result of the growth in revenues and sales discussed above, operating income increased $34.7 million, or 10 percent, and $97.0 million, or 15 percent, for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006.  The acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia accounted for $27.2 million and $59.7 million of the overall increases in operating income in the three and six month periods of 2007, respectively.  Operating income comparisons for the three and six months ended June 30, 2007 were also favorably affected by the declines in bad debt and roaming expenses previously discussed, partially offset by the adverse effects of integration expenses and other charges, as further discussed below.

Integration Expenses and Other Charges
A summary of the integration expenses and other charges recorded by Alltel were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Severance and employee benefit costs	$0.7	$-	$4.4	$-
Rebranding and signage costs	0.3	-	0.4	8.3
Computer system conversion and other integration expenses	1.9	-	4.4	2.5
Costs associated with pending acquisition of Alltel	33.1	-	33.1	-
Total integration expenses and other charges	$36.0	$-	$42.3	$10.8

During 2007, Alltel incurred $4.8 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company expects to complete during the fourth quarter of 2007.  Alltel also recorded severance and employee benefit costs of $4.4 million related to a planned workforce reduction in connection with the closing of two call centers.

As previously discussed, on May 20, 2007, Alltel entered into an agreement to be acquired by two private investment firms.  In connection with this transaction, Alltel incurred $33.1 million of incremental costs during the second quarter of 2007, principally consisting of financial advisory, legal and regulatory filing fees.  Upon successful closing of the transaction, Alltel will be obligated to pay additional financial advisory and legal fees of approximately $65.0 million, which will be expensed in the period the transaction closes.  The integration expenses and other charges decreased net income $34.9 million and $38.8 million for the three and six months ended June 30, 2007, respectively.

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its August 1, 2005 merger with Western Wireless Corporation (“Western Wireless”).  These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs.  The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.  The integration expenses and other charges decreased net income $6.6 million in the six months ended June 30, 2006.

At June 30, 2007, the remaining unpaid liability related to Alltel’s integration activities consisted of severance and employee benefit costs of $4.4 million, legal fees associated with the pending merger transaction of $9.0 million and lease and contract termination costs of $0.1 million.  Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows.  (See Note 7 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses and other charges.)

Non-Operating Income, Net
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Equity earnings in unconsolidated partnerships	$16.4	$15.4	$31.4	$28.3
Minority interest in consolidated partnerships	(8.9)	(11.5)	(18.6)	(25.4)
Other income, net	5.6	21.0	13.3	31.8
Non-operating income, net	$13.1	$24.9	$26.1	$34.7

As indicated in the table above, non-operating income, net decreased $11.8 million, or 47 percent, and $8.6 million or 25 percent in the three month and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.  The decreases in both 2007 periods primarily reflected reductions in tax-exempt interest earned on the Company’s cash and short-term investments due to a significant decrease in Alltel’s average available cash on hand.  Compared to the same periods a year ago, tax-exempt interest income decreased $16.0 million and $16.8 million during the three and six month periods ended June 30, 2007, respectively.  As further discussed below under “Cash Flows from Financing Activities – Continuing Operations”, during the first six months of 2007, Alltel repurchased 22.0 million shares of its common stock at a total cost of $1,360.3 million and funded the repurchase with available cash on hand.

Compared to the same periods a year ago, the increases in equity earnings in unconsolidated partnerships in the three and six month periods of 2007 of $1.0 million and $3.1 million, respectively, primarily reflected improved operating results in those markets in which the Company owns a minority interest.  Conversely, the decreases in minority interest expense of $2.6 million and $6.8 million in the three and six month periods of 2007, respectively, primarily reflected the effects of Alltel’s acquisitions in the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina, South Carolina and Wisconsin.

Interest Expense
Interest expense decreased 45 percent in both the three and six month periods ended June 30, 2007, or $39.0 million and $77.0 million, respectively, compared to the same periods of 2006.  The decreases in interest expense primarily reflected the favorable effects on interest costs resulting from a reduction in Alltel’s long-term debt balance of $2.9 billion that occurred subsequent to the completion of the wireline spin-off.  As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, Alltel completed a $1.7 billion tax-free debt exchange with two investment banks.  In addition, on November 1, 2006, Alltel repaid, at maturity, a $186.3 million, 9.0 percent senior unsecured note.

Gain on Disposal of Assets
Through its merger with Western Wireless, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in the six month period ended June 30, 2007.

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

Income Taxes
Income tax expense decreased $24.8 million, or 15 percent, and increased $39.1 million, or 15 percent, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods of 2006.  The decrease in income tax expense in the three month period of 2007 was consistent with the overall reduction in Alltel’s income before taxes primarily due to the absence of the liquidating cash distributions received in the second quarter of 2006 on the Company’s investment in RTB Class C Stock.  Conversely, the increase in income tax expense in the six month period of 2007 reflected the overall growth in Alltel’s operating income, consistent with the increase in revenues and sales previously discussed, lower interest costs, and the gain realized on the sale of marketable equity securities.  The effects on income tax expense attributable to these factors were partially offset by the absence of the liquidating cash distributions.  Alltel’s effective income tax rates increased to 42.3 percent and 40.5 percent for the three and six months ended June 30, 2007, respectively, compared to 37.2 percent and 37.5 percent for the corresponding periods of 2006.  The effective income tax rates in both 2007 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of the $33.1 million in financial advisory, legal and regulatory filing fees incurred by Alltel in connection with the proposed merger transaction.  The effective income tax rates in both 2007 periods also reflected lower estimated annual tax benefits to be derived from tax-exempt interest income resulting from an expected reduction in Alltel’s average daily cash balance when compared to 2006.  For 2007, Alltel’s annual effective income tax rate is expected to range between 39.0 percent and 40.0 percent, absent the effects of any future significant or unusual items, such as the reversal of income tax contingency reserves.

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

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations decreased $89.9 million, or 31 percent, and increased $6.2 million, or 1 percent, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods of 2006.  Basic and diluted earnings per share from continuing operations decreased 22 percent and 23 percent for the three months ended June 30, 2007, respectively, compared to the same period of 2006.  For the six months ended June 30, 2007, basic and diluted earnings per share from continuing operations both increased 12 percent compared to the same period of 2006.  The decreases in net income and earnings per share in the three month period of 2007 primarily reflected the absence of the liquidating distributions received in the second quarter of 2006 on the Company’s investment in RTB Class C Stock and the adverse effects resulting from the increase in Alltel’s effective income tax rate discussed above.  These decreases were partially offset by growth in operating income and reduced interest costs.  Conversely, the increases in net income and earnings per share in the six month period of 2007 were driven by the overall growth in Alltel’s operating income, lower interest costs, and the gain realized on the sale of marketable equity securities.  The effects on net income and earnings per share attributable to these factors were partially offset by the absence of the liquidating cash distributions and the increase in the Company’s effective income tax rate previously discussed.  When compared to the corresponding periods of 2006, the changes in basic and diluted earnings per share in the three and six month periods of 2007 also reflected overall decreases in weighted average share counts due to Alltel’s repurchase of its common stock, as further discussed below.

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

As a condition of receiving approval from the DOJ and FCC for its acquisition of Midwest Wireless, Alltel agreed on September 7, 2006 to divest four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular for $48.5 million in cash.  During 2005, Alltel also had agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand as a condition of receiving approval from the DOJ and FCC for the merger with Western Wireless.  In December 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation that included a substantial portion of the divestiture requirements related to the Western Wireless merger and included the Kansas and Nebraska markets.  In December 2005, Alltel also sold the Cellular One brand, and in March 2006, Alltel sold the remaining market in Arkansas.  During 2005, Alltel completed the sales of Western Wireless’ international operations in Georgia, Ghana and Ireland for $570.3 million in cash.  During the second quarter of 2006, Alltel completed the sales of Western Wireless’ international operations in Austria, Bolivia, Côte d’Ivoire, Haiti, and Slovenia for approximately $1.7 billion in cash.  The acquired international operations and interests of Western Wireless and the domestic markets in Arkansas, Kansas, Minnesota, and Nebraska required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The table presented below includes certain summary income statement information related to the wireline business, international operations and the domestic markets to be divested reflected as discontinued operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2007	2006	2007	2006
Revenues and sales	$0.2	$800.2	$7.8	$1,703.5
Operating expenses	1.4	542.0	10.6	1,156.2
Operating income (loss)	(1.2)	258.2	(2.8)	547.3
Minority interest expense in unconsolidated entities	-	(1.5)	-	(6.0)
Gain (loss) on disposal of discontinued operations	0.2	(14.8)	0.2	(14.8)
Other income (expense), net	-	(1.6)	1.3	0.3
Interest expense	-	(2.6)	-	(8.4)
Pretax income (loss) from discontinued operations	(1.0)	237.7	(1.3)	518.4
Income tax expense	1.8	97.2	1.7	214.7
Income (loss) from discontinued operations	$(2.8)	$140.5	$(3.0)	$303.7

Operating expenses for 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested and resulted in the write-down in the carrying values of goodwill and customer list allocated to these markets.  The depreciation of long-lived assets related to the international operations and the domestic markets in Arkansas, Kansas and Nebraska to be divested ceased as of August 1, 2005, the date of the Western Wireless merger.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.  The cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $1.0 million in the six months ended June 30, 2007.  Comparatively, the cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $8.1 million and $25.5 million in the three and six months ended June 30, 2006, respectively.  (See Note 9 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding decreased 11 percent and 10 percent in the three and six month periods ended June 30, 2007, respectively, compared to the same periods of 2006.  The decreases primarily reflected the effects of Alltel’s aggregate repurchase of approximately 50.5 million of its common shares during the twelve month period ended June 30, 2007, as further discussed below under “Cash Flows from Financing Activities – Continuing Operations”. The decreases in weighted average share counts in both 2007 periods attributable to the share repurchases were partially offset by additional common shares issued upon the exercise of options granted under Alltel’s employee stock-based compensation plans.

Regulatory Matters
Alltel is subject to regulation primarily by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”).  The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, outage reporting, spectrum usage, license requirements, market structure, consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”), the Communications Assistance for Law Enforcement Act (“CALEA”), accessibility requirements (including hearing aid capabilities), and environmental matters governing tower siting.  State public service commissions are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers.  The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings pending at the FCC and various state regulatory initiatives, the effects of which could significantly impact Alltel’s wireless telecommunications business in the future.

Regulatory Treatment for Wireless Broadband
The FCC has determined that wireless broadband internet access services are information services under the Communications Act of 1934, as amended, and, as such, are subject to similar regulatory treatment as other broadband services such as cable modem, Digital Subscriber Line (“DSL”), and broadband over power line services. Certain interconnected broadband services, such as Voice Over Internet Protocol (“VOIP”) have been made subject to various FCC mandates including E-911, CALEA, Customer Proprietary Network Information (“CPNI”), contributions to the Telecommunications Relay Services, universal service contributions and access for the disabled, and will apply to Alltel to the extent it offers wireless VOIP services or should the FCC extend the various mandates to broadband services generally.  Further, the FCC has instituted an inquiry into whether regulatory intervention is necessary in the broadband market to ensure network neutrality.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs.  CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds.  The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered.  In the meantime, the FCC has increased the safe harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment from 28.5 percent to 37.1 percent, adopted certain reporting requirements and clarified the alternative methods under which CMRS providers contribute to the fund.  CMRS providers also are eligible to receive support from the federal USF if they obtain designation as an ETC.  The collection and distribution of USF fees are under continual review by federal and state legislative and regulatory bodies and are subject to audit by Universal Service Administration Corporation (“USAC”).  Certain of Alltel’s contributions to, and distributions from, the USF are the subject of on-going USAC audits.  The Company does not anticipate any material adverse findings.  The Federal-State Universal Service Joint Board has recommended, among other things, to cap universal service support for competitive eligible telecommunications carriers like Alltel, and the FCC is considering whether to adopt this recommendation and/or implement other changes to the way universal service funds are disbursed to program recipients.

Alltel is designated as an ETC and receives USF support from the federal fund in the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming.  Alltel also receives state universal service support for some offerings in Texas.

The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services.  Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications.  The Company believes that it is substantially compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to universal service support.  During the second quarter of 2007, Alltel received approximately $80.0 million of USF support.

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

Alltel began selling ALI-capable handsets in June 2002 and had complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain acquisitions.  On September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than FCC forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones.  The request included an explanation of the Company’s compliance efforts to date and the expected date when it will meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007.  A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, also sought relief from the 95 percent requirement.  On January 5, 2007, the FCC issued a number of orders denying certain of the waivers of the E-911 handset deployment requirement, including the waiver filed by the Company.  The FCC’s order imposed reporting requirements on the Company and referred the issue of Alltel’s compliance with the rules to the FCC’s Enforcement Bureau for consideration of further action.  While the Company has sought reconsideration of the order denying its waiver and met the 95 percent standard by June 2007 as requested in its waiver, it cannot predict the outcome of any proceeding before the FCC’s Enforcement Bureau, although fines are possible.

The FCC has initiated a rulemaking in response to a petition for declaratory ruling seeking to specify the basis upon which CMRS carriers must measure the accuracy and reliability of the location data provided to PSAPs for E-911 Phase II service.  Under the proposal before the FCC, CMRS carriers, including the Company, will have to revise their methodology for determining accuracy of location data for purposes of compliance with the FCC’s rules.

CALEA
CALEA requires wireless carriers to ensure that their networks are capable of accommodating lawful intercept requests received from law enforcement agencies.  The FCC has imposed various obligations and compliance deadlines, including those for VOIP and Broadband Internet Access Services, with which Alltel has materially complied.  The FCC has under consideration a petition filed by law enforcement agencies alleging that the standards for packet data transmission for CDMA 2000 providers are deficient under CALEA.

Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers.  There is a pending rulemaking at the FCC addressing inter-carrier compensation issues, which could impact Alltel’s future costs to provide service.

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

The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services.  The FCC recently completed the auction for Advanced Wireless Services (“AWS”) spectrum and must begin the auction of spectrum in the 700 MHz band no later than January 28, 2008.  Alltel did not participate in the AWS spectrum auction.  On July 31, 2007, the FCC adopted rules governing the 700 MHz spectrum auction.  Alltel has made no determination as to whether it will participate in the auction at this time.  The FCC also continues to consider various uses of unlicensed spectrum and sharing of currently allocated spectrum between various users.  The FCC has, for example, instituted a rulemaking on the use of “white spaces” in the television spectrum on an unlicensed basis.

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

CMRS Roaming
The FCC has initiated a rulemaking proceeding to examine the rules applicable to automatic roaming relationships between carriers.  The FCC’s rules currently require only that manual roaming be provided by a carrier to any subscriber in good standing with his/her home market carrier.  Automatic roaming agreements, although common throughout the CMRS industry, are not currently mandated by the FCC.

CPNI
The FCC has recently concluded its rulemaking governing the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information.  New FCC rules specify new notice and customer authentication requirements as well as both certification requirements and limitations on the disclosure of CPNI to the carriers joint venture partners and contractors, which remain subject to judicial appeal and FCC reconsideration.  While the Company has not been formally notified that the FCC has terminated its investigation of carrier practices to protect CPNI, the Company has received no further inquiries or notices from the FCC.

Analog Sunset
Under current FCC rules, a carrier will not be required to offer analog wireless services after February 2008.  This analog “sunset” rule was the subject of petitions seeking extension of the analog requirement beyond 2008, which were denied by the FCC by order dated June 15, 2007.

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

Katrina Panel Recommendations
On June 8, 2007, the FCC released an order directing the Public Safety and Homeland Security Bureau to implement several of the recommendations of the panel convened to study network outages in the wake of Hurricane Katrina.  The FCC also adopted rules requiring wireless communications providers to have emergency back-up power for cell sites as well as to conduct studies and submit reports on the redundancy and resiliency of their E-911 networks.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Six Months Ended
	June 30,
(Millions, except per share amounts)	2007	2006
Cash flows from (used in):
Operating activities from continuing operations	$1,112.7	$642.3
Investing activities from continuing operations	(287.1)	(901.1)
Financing activities from continuing operations	(1,350.0)	(283.7)
Discontinued operations	46.5	2,092.5
Effect of exchange rate changes	-	(5.9)
Increase (decrease) in cash and short-term investments	$(477.9)	$1,544.1
Total capital structure (a)	$14,466.1	$19,208.4
Percent of equity to total capital (b)	80.8%	70.9%
Book value per share (c)	$33.97	$34.94

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows from Operating Activities – Continuing Operations
For the six months ended June 30, 2007, Alltel’s primary source of liquidity continued to be cash provided from operations.  Cash flows from operations in 2007 reflected growth in earnings from Alltel’s business operations and favorable changes in working capital requirements, driven primarily by timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes.  During the first six months of 2007, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments, as further discussed below.  Alltel expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2007.

Cash Flows from Investing Activities – Continuing Operations
During the first six months of 2007, capital expenditures continued to be Alltel’s primary use of capital resources.  Capital expenditures for the six months ended June 30, 2007 were $477.8 million compared to $441.2 million for the same period in 2006.  Capital expenditures in both years were incurred to construct additional network facilities and to deploy 1XRTT data and 1x-EVDO technology.  The Company plans to continue expanding 1x-EVDO deployments in its markets with an expected total coverage of approximately 65 percent of its cell sites by the end of 2007.  Alltel funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the six months ended June 30, 2007 were $17.2 million compared to $17.0 million for the same period in 2006.  The Company expects capital expenditures, including capitalized software development costs, to be approximately $1.15 billion to $1.25 billion for 2007, which will be funded primarily from internally generated funds.

During the first six months of 2007, Alltel acquired for $2.5 million in cash an additional ownership interest in a wireless property in Arkansas in which the Company owned a majority interest.  Alltel also acquired for $3.7 million in cash the remaining ownership interest in a wireless license covering a rural service area in New Mexico.  Cash outlays for the purchase of property, net of cash acquired in the six months ended June 30, 2006 were $676.4 million.  As previously discussed, on March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships in North and South Carolina.  During the first quarter of 2006, Alltel also acquired for $2.6 million in cash the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.  During the second quarter of 2006, Alltel purchased for $217.5 million in cash wireless properties in Illinois, Texas and Virginia.

Investing activities for the six months ended June 30, 2007 included proceeds from the sale of investments of $188.7 million, consisting of the cash proceeds received from the sale of marketable securities acquired by Alltel through its merger with Western Wireless.  Investing activities for the six months ended June 30, 2007 and 2006 included proceeds from the return of investments of $24.8 million and $22.2 million, respectively.  These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments.  Investing activities for the six months ended June 30, 2006 included proceeds from the sale of investments of $199.9 million, principally consisting of the liquidating cash distributions of $198.7 million received by Alltel in exchange for its $22.1 million investment in RTB Class C stock, as previously discussed.

Cash Flows from Financing Activities – Continuing Operations
Common and preferred dividend payments were $90.5 million for the six months ended June 30, 2007 compared to $297.2 million for the same period in 2006.  Dividend payments in 2007 reflected the reduction in Alltel’s annual dividend rate from $1.54 to $.50 per share following the completion of the wireline spin-off to Alltel’s shareholders on July 17, 2006.  Alltel expects to continue the payment of cash dividends until closing of the merger transaction.  Sources of funding future dividend payments include available cash on hand and operating cash flows.

Alltel has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009.  Alltel incurred no borrowings under the revolving credit agreement during the first six months of 2007.  The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion.  Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement.  Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement.  Accordingly, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement may not exceed $1.5 billion.  During the second quarter of 2007, Alltel incurred borrowings of $100.0 million under the commercial paper program, all of which remained outstanding at June 30, 2007.  The commercial paper borrowings represented all of the long-term debt issued during the first six months of 2007 and were incurred to fund general corporate requirements.  Conversely, there were no commercial paper borrowings outstanding at December 31, 2006, and Alltel did not incur any additional borrowings under the commercial paper program during the first six months of 2006.  As a result, the total commercial paper borrowings outstanding at June 30, 2006 remained unchanged from December 31, 2005 and amounted to $1.0 billion.  As previously discussed, on July 17, 2006, Alltel exchanged $988.5 million of the $1.0 billion outstanding commercial paper borrowings for debt securities issued to the Company by Windstream in connection with the spin-off of the wireline business.  In August 2006, Alltel repaid the remaining $11.5 million of outstanding commercial paper borrowings with available cash on hand.

Repayments of long-term debt were $36.3 million for the six months ended June 30, 2007 and consisted principally of the repayment of the remaining $35.6 million, 4.656 percent equity unit notes due May 17, 2007.  The repayments were funded by cash on hand.  In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”).  During January and February of 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted.  As a result of the conversion, Alltel issued 3.4 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes during the first six months of 2006.

Cash flows from financing activities also included distributions to minority investors, which amounted to $21.1 million and $20.3 million for the six months ended June 30, 2007 and 2006, respectively.

On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008.  Under this authorization, Alltel may repurchase shares, from time to time, on the open market or in negotiated transactions, as circumstances warrant.  Sources of funding stock repurchases include available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program.  During the first six months of 2007, Alltel repurchased 22.0 million of its common shares at a total cost of $1,360.3 million, substantially completing the $3.0 billion share repurchase available under this authorization.  During the second half of 2006, Alltel had repurchased 28.5 million of its common shares at a total cost of $1,595.6 million under this authorization.  Alltel did not repurchase any of its common shares during the first half of 2006 under this authorization.

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($456.3 million at June 30, 2007) and has adequate operating cash flows to finance its ongoing requirements, including capital expenditures, repayment of long-term debt and payment of dividends (without regard to the potential cash flow effects resulting from the financing of the proposed merger transaction, as further discussed below).  Pursuant to the terms of the merger agreement, Alltel agreed that, between May 20, 2007 and the effective time of the merger, subject to certain exceptions or unless otherwise agreed to by Atlantis Holdings, Alltel would not incur any additional indebtedness (including the issuance of any debt security) in an aggregate principal amount in excess of $100.0 million.

In connection with the proposed merger transaction, Atlantis Holdings has received debt commitment letters from various banks to provide ACI, a wholly-owned subsidiary of Alltel, for the purpose of financing a portion of the merger consideration and paying certain fees and expenses incurred in connection with the merger with (1) a senior secured term loan facility of up to $14.0 billion and a senior secured revolving credit facility of up to $1.5 billion, (2) a senior unsecured cash pay bridge facility of up to $4.7 billion less the amount of any senior unsecured cash pay notes issued in lieu of such bridge facility and (3) a senior unsecured pay-in-kind option bridge facility of up to $3.0 billion less the amount of any senior unsecured pay-in-kind notes issued in lieu of such bridge facility.  The aggregate principal amount of the senior secured term loan facility may be increased by up to $750.0 million under certain circumstances.  Atlantis Holdings has agreed to use its reasonable best efforts to arrange the debt financing on the terms and conditions set forth in the commitments.  The closing of the merger is not conditioned on the receipt of the debt financing.

In May 2007, subsequent to the announcement of the merger agreement, Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) downgraded their long-term credit ratings for Alltel to BB and BB-, respectively.  Presently, Moody’s Investors Service (“Moody’s”) has not changed its credit ratings applicable to the Company.  Alltel does not believe that the recent downgrade of its long-term credit ratings will have a material adverse impact on its financial liquidity.  At June 30, 2007, Alltel’s commercial paper and long-term credit ratings with Moody’s, Standard & Poor’s and Fitch were as follows:

Description	Moody’s	Standard & Poor’s	Fitch
Commercial paper credit rating	Prime-1	A-2	Withdrawn
Long-term debt credit rating	A2	BB	BB-

Factors that could affect Alltel’s short and long-term credit ratings would include, but not be limited to, a material decline in the Company’s operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements.  The recent downgrade in Alltel’s credit ratings has resulted in the Company incurring modestly higher interest costs on its commercial paper borrowings.  A further downgrade in Alltel’s current short or long-term credit ratings would not accelerate scheduled principal payments of Alltel’s existing long-term debt.

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long- term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of June 30, 2007, Alltel’s total debt to capitalization ratio was 19.5 percent.  In addition, the indentures and borrowing agreements, amended, provide, among other things, for various restrictions on the payment of dividends by Alltel.  Retained earnings unrestricted as to the payment of dividends by the Company amounted to $8.0 billion at June 30, 2007.  There are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

At June 30, 2007, current maturities of long-term debt were $39.7 million and principally consisted of the remaining $39.0 million, 6.65 percent unsecured senior notes due January 15, 2008.  As previously discussed, on August 25, 2006, Alltel repurchased for cash $61.0 million of the 6.65 percent notes.  In connection with the completion of the proposed merger transaction, Alltel expects to repay or refinance certain of its existing long-term debt obligations, including the remaining portion of the 6.65 percent unsecured senior notes.  The debt commitments discussed above contemplate that $2.3 billion of Alltel’s existing long-term debt obligations will remain outstanding following the completion of the proposed transaction and would consist of the following: $800.0 million of 7.00 percent unsecured senior notes due July 1, 2012, $200.0 million of 6.50 percent unsecured senior notes due November 1, 2013, $300.0 million of 7.00 percent unsecured senior notes due March 15, 2016, $300.0 million of 6.80 percent unsecured senior notes due May 1, 2029, and $700.0 million of 7.875 percent unsecured senior notes due July 1, 2032.

Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At June 30, 2007, the Company was in compliance with all of its debt covenants.  There are no provisions within Alltel’s leasing agreements that would trigger acceleration of future lease payments.

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

Except for a change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to Alltel’s critical accounting policies during the first six months of 2007.  In July 2006, the FASB issued FIN 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurement attributes the entity elects for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact, if any, that SFAS No. 159 will have on its consolidated financial statements.

Other Matters
On June 7, 2007, Broadcom Corporation (“Broadcom”) prevailed in a patent infringement action brought before the United States International Trade Commission (“ITC”) against Qualcomm Corporation.  The ITC ordered that wireless telephone handsets not currently in commerce in the United States of America (“USA”)  that are manufactured using certain Broadcom patents are barred from importation into the USA.  Alltel was not immediately affected by the ITC order but nevertheless has taken and will continue to take appropriate steps to mitigate the effects of the ITC order on its future wireless operations.

ALLTEL CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Alltel’s market risks at June 30, 2007 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Following the January 24, 2007 sale of its investment in marketable equity securities acquired from Western Wireless, Alltel does not hold any remaining material investments in marketable equity securities.  Accordingly, Alltel no longer has significant market risk exposure resulting from changes in marketable equity security prices.  Alltel continues to be exposed to market risk from changes in interest rates.  Alltel has estimated its market risk using sensitivity analysis.  Market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below.  Actual results may differ from these estimates.

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

As of June 30, 2007, Alltel had $100.0 million of commercial paper borrowings outstanding and had entered into four, pay variable receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million to convert fixed interest rate payments to variable.  The maturities of the interest rate swaps range from August 15, 2010 to November 1, 2013.  The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR (London-Interbank Offered Rate).  The weighted average variable rate paid by the Company was 5.4 percent at June 30, 2007.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $9.5 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $9.5 million.

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

ALLTEL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Alltel is involved in certain legal matters that are discussed in Note 13 to the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.  In addition to those matters, Alltel is also a party to various other legal proceedings arising in the ordinary course of business.  Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of Alltel.

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

During the first six months of 2007, there have been no significant changes to the risk factors affecting Alltel’s wireless telecommunications business that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008.  During 2006, Alltel repurchased 28,472,500 shares of its common stock at a total cost of $1,595.6 million, or at an average cost of $56.04 per share.  During the first quarter of 2007, Alltel repurchased 15,250,000 shares of its common stock at a total cost of $938.8 million, or at an average cost of $61.56 per share.  Information pertaining to this authorization for the second quarter of 2007 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
April 1-30, 2007	5,000,000	$61.91	5,000,000	$156.1 million
May 1-31, 2007	1,774,000	$63.12	1,774,000	$ 44.1 million
June 1-30, 2007	-	-	-	$ 44.1 million
Totals	6,774,000	$62.23	6,774,000

ALLTEL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s 2007 Annual Meeting of Stockholders was held on May 15, 2007.  At the meeting, the following items were submitted to a vote of stockholders:

(1)	The election of four directors, constituting the class of the Board of Directors who will serve a three-year term expiring at the 2010 Annual Meeting of Stockholders.

	Nominee	Votes For	Votes Withheld
	Scott T. Ford	297,035,291	5,976,944
	Lawrence L. Gellerstedt, III	276,588,806	26,423,429
	Emon A. Mahony, Jr.	296,637,044	6,375,191
	Ronald Townsend	275,358,590	27,653,645

Directors whose term of office continued after the Annual Meeting were: John R. Belk, Peter A. Bridgman, John W. Stanton and Warren A. Stephens, each of whose terms expire in 2008, and William H. Crown, Joe T. Ford, John P. McConnell and Josie C. Natori, each of whose terms expire in 2009.

(2)
The appointment of PricewaterhouseCoopers LLP to audit Alltel’s consolidated financial statements for the year ending December 31, 2007 was ratified with 297,672,321 votes for, 2,991,962 votes against and 2,347,952 abstentions.

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
(Registrant)

/s/ Sharilyn S. Gasaway
Sharilyn S. Gasaway
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)
August 8, 2007

ALLTEL CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits

10(m)(2)	Amendment No. 1 to Alltel Corporation Comprehensive Plan of Group Insurance (January 1, 2006 Restatement).	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a)	Filed herewith.