Form 10-Q
period 2007-09-30
ALLTEL CORP
filed 2007-10-19
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

            Large accelerated filer  ☒                                                        Accelerated filer  ☐                                                  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).                        ☐  YES   ☒  NO

Number of common shares outstanding as of September 30, 2007:      344,485,125

The Exhibit Index is located on page 46.

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

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation): the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P.; the inability to complete the merger due to the failure to satisfy certain conditions, including the receipt of all regulatory approvals related to the merger; risks that the proposed transaction disrupts current plans and operations; adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; changes in communications technology; the risks associated with the integration of acquired businesses; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; the uncertainties related to Alltel’s strategic investments; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the communications industry.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	September 30,	December 31,
Assets	2007	2006
Current Assets:
Cash and short-term investments	$824.6	$934.2
Accounts receivable (less allowance for doubtful
accounts of $73.2 and $54.9, respectively)	872.6	807.3
Inventories	166.9	218.6
Prepaid expenses and other	84.1	67.7
Assets related to discontinued operations	-	4.3
Total current assets	1,948.2	2,032.1
Investments	188.8	368.9
Goodwill	8,421.1	8,447.0
Other intangibles	2,001.0	2,129.4
Property, Plant and Equipment:
Land	335.0	314.9
Buildings and improvements	1,011.5	955.1
Operating plant and equipment	8,519.1	7,933.8
Information processing	1,142.8	1,048.1
Furniture and fixtures	184.8	173.8
Under construction	358.9	496.0
Total property, plant and equipment	11,552.1	10,921.7
Less accumulated depreciation	6,520.7	5,690.3
Net property, plant and equipment	5,031.4	5,231.4
Other assets	115.3	89.4
Assets related to discontinued operations	-	45.5
Total Assets	$17,705.8	$18,343.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$39.0	$36.3
Accounts payable	523.5	576.1
Advance payments and customer deposits	199.6	186.2
Accrued taxes	316.5	114.1
Accrued dividends	43.1	46.0
Accrued interest	48.7	79.3
Other current liabilities	188.5	156.5
Liabilities related to discontinued operations	-	2.8
Total current liabilities	1,358.9	1,197.3
Long-term debt	2,665.3	2,697.4
Deferred income taxes	1,085.4	1,109.5
Other liabilities	654.4	677.6
Total liabilities	5,764.0	5,681.8
Shareholders’ Equity:
Preferred stock, Series C, $2.06, no par value, 10,028 and 10,307
shares issued and outstanding, respectively	0.3	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized,
344,485,125 and 364,505,820 shares issued and outstanding, respectively	344.5	364.5
Additional paid-in capital	3,050.3	4,296.8
Accumulated other comprehensive income (loss)	(25.1)	9.5
Retained earnings	8,571.8	7,990.8
Total shareholders’ equity	11,941.8	12,661.9
Total Liabilities and Shareholders’ Equity	$17,705.8	$18,343.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$2,071.5	$1,795.4	$5,923.2	$5,178.7
Product sales	210.0	211.9	611.9	617.1
Total revenues and sales	2,281.5	2,007.3	6,535.1	5,795.8
Costs and expenses:
Cost of services (excluding depreciation of $225.7, $190.5,
$680.8 and $559.1, respectively, included below)	682.2	610.1	1,933.4	1,726.9
Cost of products sold	300.0	293.8	876.1	849.8
Selling, general, administrative and other	496.1	438.3	1,445.5	1,298.5
Depreciation and amortization	358.2	307.1	1,060.0	916.0
Integration expenses, restructuring and other charges	11.0	-	53.3	10.8
Total costs and expenses	1,847.5	1,649.3	5,368.3	4,802.0
Operating income	434.0	358.0	1,166.8	993.8

Equity earnings in unconsolidated partnerships	17.1	17.3	48.5	45.6
Minority interest in consolidated partnerships	(8.8)	(11.7)	(27.4)	(37.1)
Other income, net	5.9	37.3	19.2	69.1
Interest expense	(46.2)	(63.8)	(140.3)	(234.9)
Gain (loss) on exchange or disposal of assets and other	-	(50.5)	56.5	126.1

Income from continuing operations before income taxes	402.0	286.6	1,123.3	962.6
Income taxes	123.3	121.3	415.8	374.7

Income from continuing operations	278.7	165.3	707.5	587.9
Income from discontinued operations (net of income tax expense
(benefit) of $(4.2), $7.9, $(2.5) and $222.6, respectively)	3.9	21.9	0.9	325.6

Net income	282.6	187.2	708.4	913.5
Preferred dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares	$282.5	$187.1	$708.3	$913.4
Earnings per share:
Basic:
Income from continuing operations	$.81	$.43	$2.03	$1.52
Income from discontinued operations	.01	.06	-	.84
Net income	$.82	$.49	$2.03	$2.36
Diluted:
Income from continuing operations	$.80	$.43	$2.01	$1.51
Income from discontinued operations	.01	.05	-	.84
Net income	$.81	$.48	$2.01	$2.35

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	September 30,
(Millions)	2007	2006
Cash Flows from Operating Activities:
Net income	$708.4	$913.5
Adjustments to reconcile net income to net cash provided from operating activities:
Income from discontinued operations	(0.9)	(325.6)
Depreciation and amortization expense	1,060.0	916.0
Provision for doubtful accounts	140.9	179.9
Non-cash portion of loss (gain) on exchange or disposal of assets	(56.5)	(149.1)
Change in deferred income taxes	30.4	6.2
Adjustment to income tax liabilities, including contingency reserves	(33.8)	-
Other, net	(24.7)	(6.3)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(207.5)	(245.9)
Inventories	51.8	39.6
Accounts payable	(54.4)	(35.3)
Other current liabilities	235.6	(255.1)
Other, net	(10.5)	(40.9)
Net cash provided from operating activities	1,838.8	997.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(720.3)	(718.6)
Additions to capitalized software development costs	(24.3)	(24.0)
Purchases of property, net of cash acquired	(6.2)	(676.5)
Proceeds from the sale of investments	188.7	200.5
Proceeds from the return on investments	40.2	36.7
Other, net	0.9	7.8
Net cash used in investing activities	(521.0)	(1,174.1)
Cash Flows from Financing Activities:
Dividends paid on common and preferred stock	(133.5)	(447.1)
Repayments of long-term debt	(36.9)	(1,012.2)
Repurchases of common stock	(1,360.3)	(709.0)
Cash payments to effect conversion of convertible notes	-	(59.8)
Distributions to minority investors	(31.8)	(27.7)
Excess tax benefits from stock option exercises	25.7	9.1
Common stock issued	59.0	191.5
Net cash used in financing activities	(1,477.8)	(2,055.2)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	2.8	595.4
Cash provided from investing activities	47.6	3,746.6
Cash used in financing activities	-	(0.2)
Net cash provided from discontinued operations	50.4	4,341.8

Effect of exchange rate changes on cash and short-term investments	-	(5.9)

Increase (decrease) in cash and short-term investments	(109.6)	2,103.6

Cash and Short-term Investments:
Beginning of the period	934.2	982.4
End of the period	$824.6	$3,086.0

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
				Accumulated
			Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2006	$0.3	$364.5	$4,296.8	$9.5	$7,990.8	$12,661.9
Cumulative effect adjustment to adopt recognition
and measurement provisions of FASB Interpretation
No. 48 (See Note 2)	-	-	-	-	3.2	3.2
Net income	-	-	-	-	708.4	708.4
Other comprehensive loss, net of tax (See Note 11)
Unrealized holding losses on investments,
net of reclassification adjustments	-	-	-	(37.5)	-	(37.5)
Defined benefit pension plans	-	-	-	2.7	-	2.7
Other postretirement benefit plan	-	-	-	0.2	-	0.2
Comprehensive income	-	-	-	(34.6)	708.4	673.8
Employee plans, net	-	1.8	38.4	-	-	40.2
Issuance of restricted stock	-	0.2	-	-	-	0.2
Amortization of stock-based compensation	-	-	24.5	-	-	24.5
Tax benefit for non-qualified stock options	-	-	27.0	-	-	27.0
Repurchases of stock	-	(22.0)	(1,338.3)	-	-	(1,360.3)
Other	-	-	1.9	-	-	1.9
Dividends:
Common - $.375 per share	-	-	-	-	(130.5)	(130.5)
Preferred	-	-	-	-	(0.1)	(0.1)
Balance at September 30, 2007	$0.3	$344.5	$3,050.3	$(25.1)	$8,571.8	$11,941.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	General:
Basis of Presentation– The consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 of ALLTEL Corporation (“Alltel” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Classification of Operations Following the Spin-off of the Wireline Telecommunications Business– On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”).  The spin-off included the majority of Alltel’s communications support services, including directory publishing, information technology outsourcing services, retail long-distance and the wireline sales portion of communications products.  The new wireline company formed in the merger of Alltel’s wireline operations and Valor is named Windstream Corporation (“Windstream”).  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities, and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented.  See Note 10 for a further discussion of the spin-off of the wireline telecommunications business.

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

Effective January 1, 2007, Alltel adopted the provisions of FIN 48.  As a result of the implementation of FIN 48, the Company recognized an approximate $3.2 million decrease in its reserves for uncertain tax positions, the offsetting effects of which resulted in a corresponding increase to the January 1, 2007 balance of retained earnings.  The Company’s gross unrecognized tax benefits totaled $93.7 million at January 1, 2007.  Approximately $37.4 million of the total amount of unrecognized tax benefits (net of federal tax benefits on state issues) relates to tax positions that would, if recognized, affect Alltel’s effective tax rate in future periods.  As of January 1, 2007, Alltel believed that it was reasonably possible that approximately $50.0 to $60.0 million of gross unrecognized tax benefits for uncertain tax positions, related to both income inclusion and tax deductibility issues, would reverse in the following twelve months.  Of that amount, approximately $2.0 million relates to payments to be made to taxing authorities, $14.6 million relates to an Internal Revenue Service (“IRS”) initiative described below and the balance relates to the lapsing of various statutes of limitations.  As discussed below, during the third quarter of 2007, Alltel recorded a reduction in its gross unrecognized tax benefits for uncertain tax positions primarily due to the expiration of certain state statutes of limitations.

During the fourth quarter of 2006, Alltel entered into a final settlement with the IRS with respect to its federal income tax returns for the tax years 1997 through 2003.  During the second and third quarters of 2007, the statutes of limitations applicable to those tax years lapsed.  The audits and related statutes of limitations applicable to Alltel’s federal income tax returns for the tax years 2004 through 2006 remain open.  The IRS recently began its audits of the Company’s 2004 and 2005 federal income tax returns.  Alltel’s open tax years for state income tax jurisdictions range from 1999 to 2006.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.	Accounting Changes, Continued:
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

During the third quarter of 2007, Alltel reduced its gross unrecognized tax benefits by $30.4 million and the corresponding deferred tax assets by $10.6 million, primarily as a result of the expiration of certain state statutes of limitation.  The corresponding effects of the reduction in unrecognized tax benefits (including interest and any related tax benefits) resulted in a reduction in income tax expense associated with continuing operations of $33.8 million.

Including the effects of adjustments recorded during the first and third quarters of 2007 discussed above, Alltel’s gross unrecognized tax benefits totaled $54.5 million at September 30, 2007.  Approximately $15.5 million of the total amount of unrecognized tax benefits (net of federal tax benefits on state issues) relates to tax positions that would, if recognized, affect Alltel’s effective tax rate in future periods.  As of September 30, 2007, Alltel believed that it was reasonably possible that approximately $25.0 to $30.0 million of gross unrecognized tax benefits for uncertain tax positions, related to both income inclusion and tax deductibility issues, would reverse in the following twelve months.  Of that amount, $18.8 million relates to expected audit adjustments in connection with the Company’s 2004 and 2005 IRS audits, $3.8 million relates to expected state tax payments and the balance relates to the lapsing of various statutes of limitations.  Under a tax sharing agreement signed in connection with the wireline spin-off, Windstream would be responsible for payment of approximately $17.0 million of the total liabilities recorded related to Alltel’s 2004 and 2005 IRS audits.

Consistent with Alltel’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities are classified as income tax expense within the Company’s consolidated statements of income.  The Company has accrued $28.7 million for the payment of interest and $0.6 million for the payment of penalties related to its gross unrecognized tax benefits as of January 1, 2007.  Including the effects of adjustments recorded during the first and third quarters of 2007 discussed above, Alltel has accrued $10.2 million for the payment of interest and $0.6 million for the payment of penalties related to its gross unrecognized tax benefits as of September 30, 2007.

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

The effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in pretax charges of $4.5 million and $14.7 million, which decreased net income $3.2 million and $10.9 million, or $.01 per share and $.03 per share, for the three and nine months ended September 30, 2006, respectively.  (See Note 5 for a further discussion of the Company’s stock-based compensation plans.)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.	Acquisitions:
On October 3, 2006, Alltel completed the purchase of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1,083.5 million in cash.  The final purchase price included $8.3 million of working capital adjustments.  In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and Personal Communications Services (“PCS”) spectrum covering approximately 2.0 million potential customers (“POPs”), network assets and approximately 433,000 customers in select markets in Minnesota, Iowa and Wisconsin.  Given the close proximity to year-end that this acquisition was completed, the value of certain assets and liabilities were based on preliminary valuations and subject to adjustment as additional information was obtained.  During 2007, Alltel recorded employee termination benefits of $6.9 million, including involuntary severance and related benefits to be provided to 123 former Midwest Wireless employees.  Alltel also recorded contract termination costs of $2.2 million primarily related to the cancellation of a third party billing services agreement.  The employee benefit and contract termination costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), as liabilities assumed in the business combination.  As of September 30, 2007, Alltel had paid $5.8 million in employee termination benefits, and 68 of the scheduled employee terminations had been completed.

During the second quarter of 2006, Alltel purchased for $217.6 million in cash wireless properties covering approximately 727,000 POPs in Illinois, Texas and Virginia.  On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.3 million POPs in North and South Carolina.  Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.  During the first quarter of 2006, Alltel also acquired for $2.6 million in cash the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.

During 2007, Alltel adjusted the purchase price allocations related to its 2006 acquisitions primarily for the recognition of employee benefit and contract termination costs associated with the Midwest Wireless acquisition discussed above.  These adjustments to the purchase price allocation resulted in a reduction to the preliminary values assigned to acquired net assets of $7.5 million with an offsetting increase to goodwill compared to the corresponding values that had been previously recorded in the Company’s consolidated balance sheet as of December 31, 2006.

Unaudited pro forma financial information related to the 2006 acquisitions has not been presented because the acquisitions, individually or in the aggregate, were not material to Alltel’s consolidated results of operations for all periods presented.  During the first nine months of 2007, the Company incurred integration expenses related to its 2006 acquisitions, principally consisting of costs for branding, signage and computer system conversions.  (See Note 7 for a further discussion of the integration expenses recorded by Alltel during the three and nine month periods ended September 30, 2007.)

On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel.  As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas.  Alltel also acquired approximately 1.6 million international customers in eight countries.  As further discussed in Note 10, Alltel divested all of the acquired international operations during 2005 and 2006.  In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash.  Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash.  In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash.  Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion.  On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility.  During 2005, Alltel repurchased all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million.  Alltel also assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”).  Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into shares of Alltel common stock and cash based on the mixed-election exchange ratio.  During 2006, an aggregate principal amount of $113.0 million of the Western Wireless notes were converted.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.	Acquisitions, Continued:
During the first quarter of 2007, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to adjust certain income tax liabilities primarily related to the international operations.  The effects of these adjustments resulted in a reduction in goodwill of $31.2 million.  During the first quarter of 2006, Alltel completed the integration of the domestic operations acquired from Western Wireless.  In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions.  (See Note 7 for a discussion of integration expenses recorded by Alltel during the first quarter of 2006).  Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005.  These employee benefit costs were recognized in accordance with EITF 95-3 as liabilities assumed in the business combination.  As of September 30, 2007, Alltel had paid $31.2 million in employee termination and retention benefits, and all of the scheduled employee terminations had been completed.

4.	Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable tangible and intangible assets is recorded as goodwill.  As of January 1, 2007, Alltel completed the annual impairment reviews of its goodwill and other indefinite-lived intangible assets and determined that no write-down in the carrying value of these assets was required.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows:

(Millions)
Balance at December 31, 2006	$8,447.0
Acquired during the period	1.8
Other adjustments	(27.7)
Balance at September 30, 2007	$8,421.1

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	September 30,	December 31,
(Millions)	2007	2006
Cellular and Personal Communications Services licenses	$1,661.5	$1,657.8

Intangible assets subject to amortization were as follows:

	September 30, 2007
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$946.6	$(609.5)	$337.1
Roaming agreement	6.1	(3.8)	2.3
Non-compete agreement	0.3	(0.2)	0.1
	$953.0	$(613.5)	$339.5

	December 31, 2006
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$946.6	$(478.6)	$468.0
Roaming agreement	6.1	(2.5)	3.6
	$952.7	$(481.1)	$471.6

Amortization expense for intangible assets subject to amortization was $41.3 million and $132.4 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $39.2 million and $131.6 million for the same periods of 2006.  Amortization expense for intangible assets subject to amortization is estimated to be $170.1 million in 2007, $127.8 million in 2008, $78.5 million in 2009, $46.7 million in 2010 and $21.1 million in 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.	Stock-Based Compensation:
Stock-based compensation expense was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2007	2006	2007	2006
Compensation expense related to stock options issued by Alltel	$4.9	$4.5	$13.7	$14.7
Compensation expense related to stock options converted to Alltel stock options in connection with the acquisition of Western Wireless	0.5	0.5	1.0	1.5
Compensation expense related to restricted stock awards	3.7	7.1	9.8	13.4
Compensation expense before income taxes	9.1	12.1	24.5	29.6
Income tax benefit	(3.0)	(4.2)	(7.9)	(9.6)
Compensation expense, net of tax	$6.1	$7.9	$16.6	$20.0

Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest.  Accordingly, stock-based compensation expense recognized in the three and nine months ended September 30, 2007 and 2006 has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were based on Alltel’s historical experience and were estimated to be 4.7 percent and 5.1 percent for the nine months ended September 30, 2007 and 2006, respectively.  Compensation expense for stock option awards granted after January 1, 2006 is expensed using a straight-line single option method.  Stock-based compensation expense is included in selling, general, administrative and other expenses within Alltel’s unaudited interim consolidated statements of income.  Of the total pretax stock-based compensation expense presented in the table above, amounts allocated to discontinued operations totaled $1.6 million and $4.0 million for the three and nine months ended September 30, 2006, respectively.

Under the Company’s stock-based compensation plans, Alltel may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees.  The maximum number of shares of the Company’s common stock that may be issued to officers and other management employees under all stock compensation plans in effect at September 30, 2007 was 26.3 million shares.

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

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the following assumptions:

	Nine Months Ended September 30,
	2007	2006
Weighted average grant date fair value per share	$17.41	$15.19
Expected life	5.9 years	5.9 years
Expected volatility	20.9%	22.9%
Dividend yield	0.8%	0.8%
Risk-free interest rate	4.7%	4.5%

The expected life assumption was determined based on the Company’s historical stock option exercise experience using a rolling 10-year average for three separate groups of employees that exhibited similar historical exercise behavior.  Alltel believes that its historical experience is the best estimate of future exercise patterns currently available.  The expected volatility assumption was based on a combination of the implied volatility derived from publicly traded options to purchase

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.        Stock-Based Compensation, Continued:
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

Activity under all of the Company’s stock option plans for the nine months ended September 30, 2007 was as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2006	16,176.2	$46.78
Granted	1,601.4	61.66
Exercised	(2,627.2)	37.41
Forfeited	(129.8)	46.06
Expired	(1.2)	26.18
Outstanding at September 30, 2007	15,019.4	$50.01
Exercisable at end of period	10,779.6	$49.11

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $72.2 million, and Alltel received $60.3 million in cash from the exercise of stock options.  As of September 30, 2007, the total intrinsic value of stock options outstanding was $295.4 million, while the total intrinsic value of stock options exercisable was $221.8 million.

Non-vested stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2006	4,391.9	$45.89
Granted	1,601.4	61.66
Vested	(1,676.7)	44.90
Forfeited	(76.8)	41.31
Non-vested at September 30, 2007	4,239.8	$52.32

At September 30, 2007, the total unamortized compensation cost for non-vested stock option awards amounted to $44.5 million and is expected to be recognized over a weighted average period of 3.6 years.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.	Stock-Based Compensation, Continued:
Non-vested restricted stock activity for the nine months ended September 30, 2007 was as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Non-vested at December 31, 2006	487,552	$58.37
Granted	255,520	60.64
Vested	(128,441)	57.58
Forfeited	(3,833)	53.18
Non-vested at September 30, 2007	610,798	$59.52

At September 30, 2007, unrecognized compensation expense for the restricted shares amounted to $18.4 million and is expected to be recognized over a weighted average period of 2.0 years.

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

The components of pension expense, including provision for executive retirement agreements, were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Benefits earned during the year	$2.7	$2.3	$8.2	$14.1
Interest cost on benefit obligation	3.2	3.0	9.6	32.3
Special termination benefits	-	-	-	9.0
Settlement and curtailment losses	-	0.4	-	3.8
Amortization of prior service cost	0.3	0.3	0.8	0.8
Amortization of net actuarial loss	1.2	1.0	3.6	16.2
Expected return on plan assets	(3.6)	(3.4)	(10.8)	(45.3)
Net periodic benefit expense	$3.8	$3.6	$11.4	$30.9

Of the total pension expense presented in the table above, amounts allocated to discontinued operations totaled $20.0 million for the nine months ended September 30, 2006.  As previously discussed in Note 1, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor.  Two former executive officers of Alltel, who were eligible to receive supplemental retirement benefits payable under the Company’s supplemental executive retirement plan, joined Windstream.  As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off was consummated.  The special termination benefits paid to the two executives and the corresponding settlement and curtailment losses presented in the table above have been included in the amount of pension expense allocated to discontinued operations for the nine months ended September 30, 2006.

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
percent.  Alltel disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $3.4 million for retirement benefits in 2007 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans.  Through September 30, 2007, Alltel had contributed $2.5 million to fund the supplemental retirement plans.  Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2007.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

The Company also provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  The Company funds the accrued costs of these plans as benefits are paid.  The components of postretirement expense were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Benefits earned during the year	$0.1	$0.1	$0.3	$0.3
Interest cost on benefit obligation	0.1	0.1	0.3	6.8
Amortization of transition obligation	-	-	-	0.4
Amortization of prior service cost	-	-	-	0.9
Recognized net actuarial loss	0.1	-	0.3	3.2
Expected return on plan assets	-	-	-	-
Net periodic benefit expense	$0.3	$0.2	$0.9	$11.6

Of the total postretirement expense presented in the table above, amounts allocated to discontinued operations totaled $10.3 million for the nine months ended September 30, 2006.  Alltel also transferred to Windstream the portion of the Alltel postretirement benefit plan, which represented the accumulated benefit obligation attributable to the active and retired employees of the wireline business who transferred to Windstream.  The amount of the accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $222.5 million.  The assumed discount rate used to estimate the accumulated benefit obligation was 6.3 percent.

7.	Integration Expenses, Restructuring and Other Charges:
A summary of the integration expenses, restructuring and other charges recorded by Alltel were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Severance and employee benefit costs	$0.3	$-	$4.7	$-
Rebranding and signage costs	3.9	-	4.3	8.3
Computer system conversion and other integration expenses	1.7	-	6.1	2.5
Lease termination costs	2.6	-	2.6	-
Costs associated with pending acquisition of Alltel	2.5	-	35.6	-
Total integration expenses, restructuring and other charges	$11.0	$-	$53.3	$10.8

During 2007, Alltel incurred $10.4 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company expects to complete during the fourth quarter of 2007.  In connection with the closing of two call centers, Alltel also recorded severance and employee benefit costs of $4.7 million and lease termination fees of $2.6 million.

As further discussed in Note 13, on May 20, 2007, Alltel entered into an agreement to be acquired by two private investment firms.  In connection with this transaction, Alltel incurred $35.6 million of incremental costs, principally consisting of financial advisory, legal and regulatory filing fees.  Included in this amount are attorneys’ fees and expenses incurred in connection with the settlement of certain shareholder lawsuits as further discussed in Note 14.  Upon successful closing of the transaction, Alltel will be obligated to pay additional financial advisory and legal fees of approximately $65.0 million, which will be expensed in the period the transaction closes.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

7.	Integration Expenses, Restructuring and Other Charges, Continued:
The integration expenses, restructuring and other charges decreased net income $7.6 million and $46.4 million for the three and nine months ended September 30, 2007, respectively.

In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless.  The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.  The integration expenses, restructuring and other charges decreased net income $6.6 million for the nine months ended September 30, 2006.

The following is a summary of the activity related to the liabilities associated with the Company’s integration and other restructuring activities for the nine months ended September 30, 2007:

(Millions)
Balance, beginning of period	$0.1
Integration expenses, restructuring and other charges recorded during the period	53.3
Cash outlays during the period	(36.6)
Balance, end of period	$16.8

At September 30, 2007, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of severance and employee benefit costs of $4.2 million, legal and other fees associated with the pending merger transaction of $10.0 million and lease and contract termination costs of $2.6 million and is included in other current liabilities in the accompanying consolidated balance sheet.

8.	Gain (Loss) on Exchange or Disposal of Assets and Other:
Through its merger with Western Wireless, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in the nine month period ended September 30, 2007.

On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by the Company on July 31, 2006.  Concurrent with the debt repurchase, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the 6.65 percent unsecured notes due 2008.  In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million.  As further discussed in Note 10, following the spin-off of the wireline business, Alltel completed a debt exchange with two investment banks.  On July 17, 2006, Alltel transferred to the investment banks certain debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007.  In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million.  These transactions decreased net income $38.8 million in both the three and nine month periods ended September 30, 2006.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.	Income Taxes:
In determining its quarterly provision for income taxes, Alltel uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects of uncertain tax positions accounted for in accordance with FIN 48.  Significant or unusual items, such as the taxes related to the sale of a business, are separately recognized in the quarter in which they occur.  Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Statutory federal income tax rates	35.0%	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	4.1	4.7	4.0	3.9
Non-deductible costs associated with pending acquisition of Alltel	0.2	-	1.1	-
Non-deductible loss on debt exchange	-	3.4	-	1.0
Reversal of income tax contingency reserves	(8.1)	-	(3.0)	-
Effective tax rate adjustment	-	1.5	-	0.2
Tax-exempt interest income	(0.2)	(2.7)	(0.2)	(1.4)
Other items, net	(0.3)	0.4	0.1	0.2
Effective income tax rates	30.7%	42.3%	37.0%	38.9%

As discussed in Note 2, during the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million.  The effective income tax rates in both 2007 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of the $35.6 million in financial advisory, legal and regulatory filing fees incurred by Alltel in connection with the proposed merger transaction (see Note 7). The effective income tax rates in both 2007 periods also reflected lower estimated annual tax benefits to be derived from tax-exempt interest income resulting from an expected reduction in Alltel’s average daily cash balance when compared to 2006.

Conversely, the effective income tax rates in both 2006 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange (see Note 8) and an increase in Alltel’s estimated annual effective tax rate reflecting lower expected annual pretax income following the wireline spin-off.  These adverse effects were partially offset by increases in tax-exempt interest income.

10.	Discontinued Operations:
As discussed in Note 1, on July 17, 2006, Alltel completed the spin-off of the Company’s wireline telecommunications business.  Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly-owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock that was distributed on a pro rata basis to Alltel’s stockholders as a tax-free stock dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”).  The Spinco Securities were issued at a discount, and accordingly, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). In connection with the spin-off, Alltel also transferred to Spinco $260.8 million of long-term debt that had been issued by the Company’s wireline subsidiaries.  On July 17, 2006, Alltel exchanged the Spinco Securities received in the spin-off transaction for certain of its outstanding debt securities (see Note 8).

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.	Discontinued Operations, Continued:
In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $25.7 million of incremental costs in 2006, primarily consisting of the $12.4 million of special termination benefits payable to the two executives and the corresponding settlement and curtailment losses previously discussed (see Note 6) and additional consulting and legal fees of $5.6 million.  The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems.  Of the total spin-related expenses incurred, $5.0 million and $25.7 million were recorded in the three and nine months ended September 30, 2006, respectively, and have been classified as discontinued operations.  During 2006 and prior to the spin-off, Alltel transferred to Spinco certain assets and liabilities related to the operations of Spinco’s business that were previously utilized or incurred on a shared basis with Alltel’s wireless business.  As previously discussed in Note 6, Alltel also transferred the portion of the Alltel defined pension and postretirement benefit plans attributable to the active and retired employees of the wireline business who transferred to Windstream.  The distribution and related agreements with Windstream provide that Alltel and Windstream will provide each other with certain transition services for specified periods at negotiated prices.  In addition, Alltel will provide Windstream with interconnection, transport and other specified services at negotiated rates.  The agreements also provide for a settlement process, which could result in adjustments in future periods.

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

As a condition of receiving approval for the merger with Western Wireless from the DOJ and the FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand.  On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger.  In December 2005, Alltel sold the Cellular One brand and during the first quarter of 2006, Alltel completed the sale of the remaining market in Arkansas to Cingular.  During 2005, Alltel completed the sales of Western Wireless’ international operations in the countries of Georgia, Ghana and Ireland for $570.3 million in cash.  During the second quarter of 2006, Alltel completed the sales of Western Wireless’ international operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti, and Slovenia for approximately $1.7 billion in cash.  In connection with the sales of the international operations completed in the second quarter of 2006, Alltel recorded an after tax loss of $9.3 million.  There was no gain or loss realized upon the sales of the international operations in the countries of Georgia, Ghana and Ireland and the domestic markets in Arkansas, Kansas and Nebraska.

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
The following table includes certain summary income statement information related to the wireline telecommunications business, international operations and the domestic markets to be divested reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Revenues and sales	$-	$127.3	$7.8	$1,830.8
Operating expenses (a)	-	97.4	10.6	1,253.6
Operating income (loss)	-	29.9	(2.8)	577.2
Minority interest expense in unconsolidated entities	-	-	-	(6.0)
Loss on disposal of discontinued operations	(0.3)	-	(0.1)	(14.8)
Other income, net	-	0.6	1.3	0.9
Interest expense (b)	-	(0.7)	-	(9.1)
Pretax income (loss) from discontinued operations	(0.3)	29.8	(1.6)	548.2
Income tax expense (benefit) (c)	(4.2)	7.9	(2.5)	222.6
Income from discontinued operations	$3.9	$21.9	$0.9	$325.6

Notes to summary income statement information table:
(a)
Operating expenses for the nine-month period of 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested.  Operating expenses for 2006 excluded general corporate overhead expenses previously allocated to the wireline business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations”.  The amount of corporate overhead expenses added back to Alltel’s continuing operations totaled $7.0 million for the nine months ended September 30, 2006.

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

(c)
Income taxes in the three and nine month periods of 2007 reflected a change in the estimate of tax benefits associated with transaction costs incurred in connection with the wireline spin-off and the reversal of income tax contingency reserves applicable to the sold financial services division due to the expiration of certain state statutes of limitation.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

11.	Comprehensive Income:
Comprehensive income was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Net income	$282.6	$187.2	$708.4	$913.5
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	-	-	(1.1)	24.2
Income tax expense (benefit)	-	-	(0.4)	8.5
	-	-	(0.7)	15.7
Less reclassification adjustments for gains included
in net income for the period	-	-	(56.5)	-
Income tax expense	-	-	19.7	-
	-	-	(36.8)	-

Net unrealized gains (losses) in the period	-	-	(57.6)	24.2
Income tax expense (benefit)	-	-	(20.1)	8.5
	-	-	(37.5)	15.7

Foreign currency translation adjustment:
Translation adjustments for the period	-	-	-	(2.1)
Reclassification adjustments for losses included
in net income for the period	-	-	-	4.9
	-	-	-	2.8

Defined benefit pension plans:
Amounts included in net periodic benefit cost for the period:
Amortization of prior service cost	0.3	-	0.8	-
Amortization of net actuarial loss	1.2	-	3.6	-
	1.5	-	4.4	-
Income tax expense	0.6	-	1.7	-
	0.9	-	2.7	-

Other postretirement benefit plan:
Amounts included in net periodic benefit cost for the period:
Amortization of net actuarial loss	0.1	-	0.3	-
Income tax expense	-	-	0.1	-
	0.1	-	0.2	-

Other comprehensive income (loss) before tax	1.6	-	(52.9)	27.0
Income tax expense (benefit)	0.6	-	(18.3)	8.5
Other comprehensive income (loss)	1.0	-	(34.6)	18.5
Comprehensive income	$283.6	$187.2	$673.8	$932.0

The components of accumulated other comprehensive income (loss) were as follows:

(Millions)	September 30, 2007	December 31, 2006
Unrealized holding gains on investments	$-	$37.5
Defined benefit pension plans	(23.1)	(25.8)
Other postretirement benefit plan	(2.0)	(2.2)
Accumulated other comprehensive income (loss)	$(25.1)	$9.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.	Earnings per Share:
Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and outstanding convertible debt, restricted and preferred stock.  The dilutive effect of stock options was determined using the treasury stock method.  Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of the Company’s common stock.  The number of stock options that were not included in the computation of diluted earnings per share was approximately 1.6 million and 2.1 million shares of common stock for the three and nine month periods ended September 30, 2007, respectively.  Conversely, the number of stock options not included in the computation of diluted earnings per share was approximately 1.8 million shares for both the three and nine month periods ended September 30, 2006.  The dilutive effects of the convertible preferred stock and the convertible notes acquired in the Western Wireless merger were computed using the if-converted method.  A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2007	2006	2007	2006
Basic earnings per share:
Income from continuing operations	$278.7	$165.3	$707.5	$587.9
Income from discontinued operations	3.9	21.9	0.9	325.6
Less preferred dividends	(0.1)	(0.1)	(0.1)	(0.1)
Net income applicable to common shares	$282.5	$187.1	$708.3	$913.4
Weighted average common shares outstanding for the period	343.5	384.6	348.5	386.7
Basic earnings per share:
From continuing operations	$.81	$.43	$2.03	$1.52
From discontinued operations	.01	.06	-	.84
Net income	$.82	$.49	$2.03	$2.36
Diluted earnings per share:
Net income applicable to common shares	$282.5	$187.1	$708.3	$913.4
Adjustment for interest expense on convertible notes, net of tax	-	0.1	-	0.3
Adjustment for convertible preferred stock dividends	0.1	0.1	0.1	0.1
Net income applicable to common shares assuming conversion of preferred stock and convertible notes	$282.6	$187.3	$708.4	$913.8
Weighted average common shares outstanding for the period	343.5	384.6	348.5	386.7
Increase in shares resulting from:
Assumed exercise of stock options	2.7	1.2	2.4	1.2
Assumed conversion of convertible notes	0.1	0.6	0.1	0.7
Assumed conversion of preferred stock	0.3	0.2	0.2	0.2
Non-vested restricted stock awards	0.3	0.1	0.3	0.1
Weighted average common shares assuming conversion of the above securities	346.9	386.7	351.5	388.9
Diluted earnings per share:
From continuing operations	$.80	$.43	$2.01	$1.51
From discontinued operations	.01	.05	-	.84
Net income	$.81	$.48	$2.01	$2.35

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.	Pending Acquisition of Alltel by Two Private Investment Firms:
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

Consummation of the Merger is subject to certain conditions, including the approval of the Merger by the stockholders of Alltel and the receipt of regulatory approvals, including the approval of the FCC.  On August 29, 2007, at a special meeting, stockholders of Alltel approved the Merger.  The transaction is expected to close by the end of 2007.  The Agreement contains certain termination rights for each of Alltel and the Sponsors and further provides that, upon termination of the Agreement under specified circumstances involving an alternative transaction, Alltel may be required to pay the Sponsors a termination fee of $625.0 million.  As further discussed below in Note 14, on July 19, 2007, the Sponsors agreed to waive the termination fee payable by Alltel to the extent it exceeds $550 million.  During the second and third quarters of 2007, Alltel incurred incremental expenses related to the planned Merger, principally consisting of financial advisory, legal and regulatory filing fees.  (See Notes 7 and 14 for a further discussion of these expenses.)

14.	Commitments and Contingencies – Legal Proceedings:
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

Among other things, the complaints in the Arkansas and Delaware actions allege that (1) Alltel conducted an inadequate process for extracting maximum value for its shareholders, including prematurely terminating an auction process by entering into a merger agreement with Parent on May 20, 2007, despite previously setting June 6, 2007, as the outside date for submitting bids; (2) the Alltel directors are in possession of material non-public information about Alltel; (3) the Alltel directors have material conflicts of interest and are acting to better their own interests at the expense of Alltel’s shareholders, including through the vesting of certain options for Scott Ford, the retention of an equity interest in Alltel after the merger by certain of Alltel’s directors and executive officers, and the employment of certain Alltel executives, including Scott Ford, by Alltel (or its successors) after the merger is completed; (4) taking into account the current value of Alltel stock, the strength of its business, revenues, cash flow and earnings power, the intrinsic value of Alltel’s equity, the consideration offered in connection with the proposed merger is inadequate; (5) the merger agreement contained provisions that will deter higher bids, including a $625.0 million termination fee payable to the Sponsors and restrictions on Alltel’s ability to solicit higher

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

14.	Commitments and Contingencies – Legal Proceedings, Continued:
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

On July 19, 2007, the parties in the shareholder litigation entered into a memorandum of understanding contemplating the settlement of the litigation described above.  Shareholders of Alltel who are members of the class expected to be certified in the shareholder litigation will receive written notice of the terms of the proposed settlement.  Among other things, the memorandum of understanding provides that: (1) the termination fee payable under certain circumstances by Alltel to Parent is waived to the extent it exceeds $550 million; (2) certain additional disclosures were made in the proxy statement filed with the SEC on July 24, 2007 asking shareholders to approve the merger transaction; and (3) shares personally owned by Scott Ford and Warren Stephens were voted in the same proportion in favor, against and abstaining as all votes cast other than with respect to such shares at the special shareholders’ meeting held on August 29, 2007.  Alltel also agreed that, at a regularly scheduled meeting of its board of directors on July 19, 2007, the board would request and receive oral advice from JPMorgan and Merrill Lynch concerning whether they had learned of any matter that would cause them to withdraw or modify their fairness opinions.  At the July 19, 2007 board of directors’ meeting, JPMorgan and Merrill Lynch advised the board that, taking into consideration the types of factors and analyses considered in rending their May 20, 2007 opinions, they were aware of no matter, during the period since May 20, 2007, that would cause them to withdraw or modify their fairness opinions.  Certain provisions of the proposed settlement and the memorandum of understanding are subject to court approval.  In connection with the settlement, Alltel agreed to pay certain attorneys’ fees and expenses.  These amounts have been included in integration expenses, restructuring and other charges in the accompanying unaudited interim consolidated statement of income for the nine months ended September 30, 2007. (See Note 7).

On June 25, 2007, T-Mobile Austria Holding GmbH (“TMA Holding”) provided to the Company notice of warranty claims against Western Wireless International Austria Corporation (“WWI”), a wholly-owned subsidiary of Alltel, related to an August 10, 2005 purchase agreement, between T-Mobile Global Holding Nr.3 GmbH, T-Mobile Austria GmbH and WWI.  Alltel completed the sale of WWI’s operations in Austria to T-Mobile Austria GmbH on April 28, 2006.  In the notice, TMA Holding alleges that WWI breached certain representations and warranties contained within the purchase agreement and claims damages as a result of the breach of no less than €150.9 million, or approximately $215.4 million, at current exchange rates.  While the Company is still investigating the warranty claims, it believes they are without merit, and therefore, Alltel intends to vigorously defend itself against the alleged claims.  Accordingly, as of September 30, 2007, Alltel has not recorded a reserve for estimated loss, if any, that could result from the ultimate resolution of this matter.

15.	Subsequent Event – Tender Offers to Repurchase Long-Term Debt:
On October 15, 2007, Alltel announced that its wholly-owned subsidiaries, Alltel Communications, Inc. (“ACI”) and Alltel Ohio Limited Partnership (“Alltel Ohio”) are commencing cash tender offers and consent solicitations to repurchase up to $389.3 million of aggregate principal amount of their outstanding debt securities.  The tender consists of separate offers for the remaining $39.0 million of 6.65 percent unsecured notes due 2008 issued by ACI, $53.0 million of 7.60 percent unsecured notes due 2009 issued by ACI and $297.3 million of 8.00 percent notes due 2010 issued by Alltel Ohio.  The tender offers and consent solicitations are being conducted as part of the financing in connection with the pending Merger (see Note 13).  The terms and conditions of the tender offers and consent solicitations are described in the Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”), dated October 15, 2007.  The total cash consideration for each $1,000 principal amount of notes tendered and accepted for payment will be determined in the manner described in the Offer to Purchase.  Consummation of each tender offer and consent solicitation is conditioned upon satisfaction or waiver of the conditions set forth in the Offer to Purchase, including closing of the Merger and receipt of valid tenders from a majority in principal amount of the relevant series of debt securities.  Each tender offer will expire on November 13, 2007, unless extended or earlier terminated by the Company.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the historical results of operations and financial condition of ALLTEL Corporation (“Alltel” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2007 and 2006, and Alltel’s Annual Report on Form 10-K for the year ended December 31, 2006.

EXECUTIVE SUMMARY
Alltel provides wireless voice and advanced data services to more than 12 million residential and business customers in 35 states.  Among the highlights in the third quarter of 2007:

•
Revenues and sales increased 14 percent over 2006 driven by Alltel’s continued focus on quality customer growth, improvements in data revenues and additional Eligible Telecommunications Carrier (“ETC”) support. Growth in revenues and sales in the quarter also reflected the effects of Alltel’s October 3, 2006 acquisition of Midwest Wireless Holdings (“Midwest Wireless”).  Average revenue per customer and retail revenue per customer both increased 4 percent year-over-year to $55.96 and $49.62, respectively, due to continued growth in data and ETC revenues, partially offset by lower voice revenues per customer.  Average revenue per customer for the third quarter of 2007 also reflected growth in data roaming revenues and additional wholesale transport revenues earned from charging third parties, principally Windstream Corporation (“Windstream”), for use of Alltel’s fiber-optic network.

•
Excluding the effects of acquisitions, gross customer additions were 905,000 in the quarter, a 9 percent increase from a year ago, while net customer additions were 205,000, a 103 percent increase from 2006.  Postpay churn decreased 36 basis points from the same period a year ago to 1.31 percent, while total churn declined 28 basis points year-over-year to 1.9 percent, marking the seventh consecutive quarter that both churn metrics improved on a comparative year-over-year basis.

•
Operating income increased 21 percent from a year ago, primarily reflecting the growth in revenues and sales noted above and declines in bad debt and roaming expenses.  The decrease in roaming expense resulted from negotiated lower cost per minute charges, when compared to the rates in effect in the third quarter of 2006.

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

PENDING ACQUISITION OF ALLTEL BY TWO PRIVATE INVESTMENT FIRMS
On May 20, 2007, Alltel entered into an Agreement and Plan of Merger (the “Agreement”) with Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and Atlantis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).  Under the terms of the Agreement, Merger Sub will be merged with and into Alltel (the “Merger”), with Alltel surviving the Merger as a wholly-owned subsidiary of Parent.  Merger Sub and Parent are affiliates of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  Under the terms of the Agreement, Atlantis Holdings will acquire all of the outstanding common stock of Alltel for $71.50 per share in cash.  The merger consideration will be funded by Alltel’s available cash on hand, cash equity contributions received from the Sponsors of up to $4.6 billion and new borrowings of up to $23.2 billion by Alltel Communications, Inc. (“ACI”), a wholly-owned subsidiary of Alltel.

Completion of the transaction, which is currently expected to occur by the end of 2007, is contingent upon customary closing conditions, and certain regulatory approvals, including the approval of the Federal Communications Commission (“FCC”).  Alltel’s Board of Directors has unanimously approved the Agreement and on August 29, 2007, at a special meeting, stockholders of Alltel approved the Merger.  (See Note 13 to the interim unaudited consolidated financial statements for additional information regarding this pending transaction.)

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

Following the spin-off of the wireline business, Alltel completed a tax-free debt exchange in which Alltel transferred to two investment banks the Spinco debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007.  On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by Alltel on July 31, 2006.  Proceeds from the special cash dividend were used to fund both a portion of the repurchase of $1.0 billion of long-term debt discussed above and Alltel’s repurchase of approximately 50.5 million of its common shares at a total cost of more than $2.95 billion, as further discussed below.

ACQUISITIONS
On October 3, 2006, Alltel completed its acquisition of Midwest Wireless for $1.083 billion in cash.  In connection with this acquisition, Alltel added approximately 433,000 wireless customers and expanded its wireless operations in Minnesota, Iowa and Wisconsin.  As a condition of receiving approval for this acquisition from the FCC and the U.S. Department of Justice (“DOJ”), Alltel agreed to divest four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular Corporation (“Rural Cellular”).

During the second quarter of 2006, Alltel purchased for $217.6 million in cash wireless properties covering approximately 727,000 potential customers (“POPs”) in Illinois, Texas and Virginia.  On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.3 million POPs in North and South Carolina.  Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.  During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.  (See Notes 3 and 10 to the interim unaudited consolidated financial statements for additional information regarding these acquisitions and dispositions.)

CUSTOMER AND OTHER OPERATING STATISTICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands, except per customer amounts)	2007	2006	2007	2006
Customers	12,447.1	11,162.3	-	-
Average customers	12,338.4	11,133.2	12,140.3	10,933.6
Gross customer additions (a)	904.8	805.4	2,562.2	2,493.5
Net customer additions (a)	205.0	77.2	623.1	500.0
Market penetration	15.6%	14.5%	-	-
Postpay customer churn	1.31%	1.67%	1.27%	1.60%
Total churn	1.90%	2.18%	1.78%	2.03%
Retail minutes of use per customer per month (b)	746	645	708	629
Retail revenue per customer per month (c)	$49.62	$47.66	$48.28	$47.18
Average revenue per customer per month (d)	$55.96	$53.76	$54.21	$52.63

Notes to Customer and Other Operating Statistics Table:
(a)	Includes the effects of acquisitions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer per month is calculated by dividing retail revenues by average customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month is as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Service revenues	$2,071.5	$1,795.4	$5,923.2	$5,178.7
Less wholesale roaming revenues	(196.5)	(171.5)	(520.8)	(486.1)
Less wholesale transport revenues	(38.1)	(32.2)	(127.4)	(50.4)
Total retail revenues	$1,836.9	$1,591.7	$5,275.0	$4,642.2

(d)	Average revenue per customer per month is calculated by dividing service revenues by average customers for the period.

The total number of customers served by Alltel increased by more than 1.2 million customers, or 12 percent, during the twelve month period ended September 30, 2007.  The acquisition of Midwest Wireless completed on October 3, 2006, as previously discussed, accounted for approximately 433,000 of the overall increase in customers during the twelve month period ended September 30, 2007.  During the third quarter of 2007, Alltel added 205,000 net customers, substantially all of which were on postpay rate plans.  The increase in net customer additions in the three months ended September 30, 2007 was driven primarily by lower churn, as further discussed below, and continued growth in the “My Circle” service offering.  The Company’s “My Circle” offering enables Alltel customers, on select rate plans, to make and receive unlimited free calls to up to ten phone numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 15.6 percent as of September 30, 2007.

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

As a result of these efforts, postpay customer churn decreased 36 basis points and 33 basis points in the three and nine month periods of 2007, respectively, compared to the same periods a year ago.  Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in the three and nine months ended September 30, 2007 compared to the same prior year periods.

Primarily due to growth in data and ETC revenues, retail revenue per customer per month and average revenue per customer per month both increased in the three and nine months ended September 30, 2007, compared to the same periods a year ago.  Retail revenue per customer per month increased 4 percent and 2 percent to $49.62 and $48.28 in the three and nine month periods ended September 30, 2007, respectively.  Similarly, average revenue per customer per month increased 4 percent and 3 percent to $55.96 and $54.21 in the three and nine month periods ended September 30, 2007, respectively.  Growth in both retail and average revenue per customer per month in the three and nine month periods of 2007 was affected by decreases in voice revenues per customer reflecting the effects of increased sales of family and prepay rate plans.  Average revenue per customer for the three and nine month periods of 2007 also reflected growth in data roaming revenues and additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Growth in service revenues and sustaining average revenue per customer per month for the balance of 2007 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$2,071.5	$1,795.4	$5,923.2	$5,178.7
Product sales	210.0	211.9	611.9	617.1
Total revenues and sales	2,281.5	2,007.3	6,535.1	5,795.8
Costs and expenses:
Cost of services	682.2	610.1	1,933.4	1,726.9
Cost of products sold	300.0	293.8	876.1	849.8
Selling, general, administrative and other	496.1	438.3	1,445.5	1,298.5
Depreciation and amortization	358.2	307.1	1,060.0	916.0
Integration expenses, restructuring and other charges	11.0	-	53.3	10.8
Total costs and expenses	1,847.5	1,649.3	5,368.3	4,802.0
Operating income	434.0	358.0	1,166.8	993.8
Non-operating income, net	14.2	42.9	40.3	77.6
Interest expense	(46.2)	(63.8)	(140.3)	(234.9)
Gain (loss) on exchange or disposal of assets and other	-	(50.5)	56.5	126.1
Income from continuing operations before income taxes	402.0	286.6	1,123.3	962.6
Income taxes	123.3	121.3	415.8	374.7
Income from continuing operations	278.7	165.3	707.5	587.9
Income from discontinued operations	3.9	21.9	0.9	325.6
Net income	$282.6	$187.2	$708.4	$913.5
Basic earnings per share:
Income from continuing operations	$.81	$.43	$2.03	$1.52
Income from discontinued operations	.01	.06	-	.84
Net income	$.82	$.49	$2.03	$2.36
Diluted earnings per share:
Income from continuing operations	$.80	$.43	$2.01	$1.51
Income from discontinued operations	.01	.05	-	.84
Net income	$.81	$.48	$2.01	$2.35

Revenues and sales increased 14 percent, or $274.2 million, and 13 percent, or $739.3 million, for the three and nine months ended September 30, 2007, compared to the same periods of 2006.  Service revenues increased by 15 percent, or $276.1 million, and 14 percent, or $744.5 million, in the three and nine month periods of 2007, respectively, as compared to the same periods a year ago.  The acquisitions of Midwest Wireless and other wireless properties in Illinois, Texas and Virginia previously discussed accounted for approximately $87.8 million and $276.6 million of the overall increases in service revenues for the three and nine months ended September 30, 2007, respectively.  In addition to the effects of the acquisitions, service revenues also reflected growth in access revenues, which increased $52.1 million and $119.8 million in the three and nine month periods of 2007, respectively, from the same periods a year ago.  The increases in access revenues in both 2007 periods were primarily driven by non-acquisition-related growth in Alltel’s postpay customer base and increased revenues derived from the Company’s ”U” prepaid service offerings.  Service revenues for 2007 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications.  Compared to the same periods a year ago, revenues from data services increased $98.1 million, or 79 percent, and $257.7 million, or 80 percent, in the three and nine months ended September 30, 2007, respectively, reflecting strong demand for these services.  Service revenues also included increases in regulatory fee revenues of $30.9 million and $88.6 million during the three and nine month periods of 2007, respectively, compared to the same prior year periods.  The increases in regulatory fees reflected additional Universal Service Fund (“USF”) revenues earned by Alltel due, in part, to an increase in the interstate safe-harbor percentage, effective October 1, 2006, and growth in postpay customer revenues eligible to receive USF support.  Growth in USF revenues attributable to Alltel’s certification in 24 states as an ETC accounted for $10.8 million and $37.6 million of the overall increases in regulatory fees in the three and nine months ended September 30, 2007, respectively.  When compared to the same periods in 2006, revenues from the sale of wireless equipment protection plans also increased $8.2 million and $22.9 million in the three and nine month periods of 2007, respectively, primarily due to customer growth and continued demand for these plans.

As compared to the same periods of 2006, wholesale revenues increased $20.2 million and $73.4 million in the three and nine months ended September 30, 2007, respectively, primarily due to growth in data roaming revenues and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Growth in wholesale revenues also included the effects of migrating Sprint Nextel Corporation and AT&T Mobility LLC (formerly Cingular Wireless LLC) roaming traffic to lower rates in exchange for long-term roaming agreements signed with each carrier during the second quarter of 2006.

The above increases in service revenues were partially offset by lower airtime and retail roaming revenues and a reduction in revenues from termination fees assessed to customers who cancel their service contracts prior to expiration.  Compared to the same periods in 2006, airtime and retail roaming revenues decreased $15.7 million and $67.6 million in the three and nine month periods of 2007, respectively, primarily due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes.  Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.  Revenues attributable to early termination fees declined $7.0 million and $24.2 million in the three and nine month periods of 2007, respectively, primarily due to improvement in customer churn rates, as previously discussed.

Product sales decreased $1.9 million and $5.2 million, or 1 percent, in both the three and nine months ended September 30, 2007, respectively, compared to the same periods a year ago.  The decreases primarily reflected the effects of increased rebates offered to customers in connection with the sales of wireless handsets.  During 2007, Alltel has expanded the number of wireless handset models eligible for rebates.  The reductions in product sales in both periods of 2007 attributable to rebates were partially offset by the effects of increased sales resulting from the overall growth in gross customer additions and from acquisitions.  Product sales attributable to acquisitions increased $2.1 million and $8.9 million in the three and nine month periods of 2007, respectively.

Cost of services increased 12 percent, or $72.1 million and $206.5 million, in the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006.  The acquisitions accounted for $25.9 million and $88.8 million of the overall increases in cost of services in the three and nine month periods of 2007, respectively.  In addition to the effects of the acquisitions, cost of services also reflected higher network-related costs of $23.2 million and $99.4 million in the three and nine month periods of 2007, respectively, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities.  Cost of services also reflected increased customer service expenses of $8.8 million and $28.7 million in the three and nine month periods of 2007, respectively, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn.  In addition, cost of services increased $17.0 million and $44.6 million in the three and nine month periods of 2007, respectively, due to higher USF fees resulting from an increase in the safe-harbor percentage and the related growth in regulatory fee revenues discussed above.  Compared to the same periods in 2006, payments to data content providers increased $10.0 million and $26.2 million in the three and nine months ended September 30, 2007, respectively, consistent with the growth in revenues derived from data services discussed above.  The above increases in cost of services in the three and nine month periods of 2007 were partially offset by decreases in bad debt expense of $13.3 million and $42.9 million, respectively, primarily due to reduced write-offs resulting from improvements in the Company’s internal and third-party outsourcing collection efforts.  Compared to the same periods a year ago, cost of services also reflected decreases in roaming expenses of $6.4 million and $46.6 million in the three and nine month periods ended September 30, 2007, respectively, due to lower negotiated per minute roaming rates.

Cost of products sold increased $6.2 million, or 2 percent, and $26.3 million, or 3 percent, for the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.  The increases in both 2007 periods were primarily attributable to the acquisitions discussed above, which accounted for $8.2 million and $25.5 million of the overall increases in cost of products sold in the three and nine month periods, respectively.

Selling, general, administrative and other expenses increased 13 percent, or $57.8 million, and 11 percent, or $147.0 million, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of 2006.  The acquisitions accounted for $12.8 million and $47.0 million of the overall increases in these expenses in the three and nine month periods of 2007, respectively.  In addition to the effects of the acquisitions, selling, general, administrative and other expenses for the three and nine months ended September 30, 2007 also included increased advertising costs of $10.3 million and $31.1 million, respectively.  Advertising costs in both 2007 periods reflected growth in television and national cable advertising directed at promoting Alltel brand awareness among consumers and the effects of an overall increase in advertising spending levels following the April 2006 launch of the “My Circle” offering.  Higher commission costs and increased costs to provide and administer the Company’s wireless equipment protection plans also contributed to the increases in selling, general, administrative and other expenses in the three and nine month periods of 2007.  When compared to the same periods of 2006, commission costs increased $23.5 million and $44.8 million in the three and nine month periods of 2007, respectively, consistent with the growth in gross customer additions and higher commissions paid to agents, reflecting increased sales of data services and features and reduced charge-backs resulting from lower customer churn.  Costs associated with providing and administering the wireless equipment protection plans increased $7.9 million and $19.2 million in the three and nine month periods of 2007, respectively, consistent with the growth in wireless equipment protection plan revenues previously discussed.

Depreciation and amortization expense increased $51.1 million, or 17 percent, and $144.0 million, or 16 percent, in the three and nine months ended September 30, 2007, respectively, as compared to the same periods of 2006.  The increases in both 2007 periods primarily reflected growth in operating plant in service and the effects of a fourth quarter 2006 prospective change in the depreciable lives of certain operating equipment, which accounted for $11.2 million and $38.2 million, respectively, of the overall increases in depreciation and amortization expense.  The depreciable lives were shortened in response to the rapid pace of technological development and Alltel’s plans to expand and upgrade its network facilities with 1x-EVDO technology.  In addition to these factors, depreciation and amortization expense in the three and nine month periods of 2007 also included $7.9 million and $29.5 million, respectively, of additional expense attributable to the acquisitions previously discussed.

Integration Expenses, Restructuring and Other Charges
A summary of the integration expenses, restructuring and other charges recorded by Alltel were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Severance and employee benefit costs	$0.3	$-	$4.7	$-
Rebranding and signage costs	3.9	-	4.3	8.3
Computer system conversion and other integration expenses	1.7	-	6.1	2.5
Lease termination costs	2.6	-	2.6	-
Costs associated with pending acquisition of Alltel	2.5	-	35.6	-
Total integration expenses, restructuring and other charges	$11.0	$-	$53.3	$10.8

During 2007, Alltel incurred $10.4 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company expects to complete during the fourth quarter of 2007.  In connection with the closing of two call centers, Alltel also recorded severance and employee benefit costs of $4.7 million and lease termination fees of $2.6 million.  As previously discussed, on May 20, 2007, Alltel entered into an agreement to be acquired by two private investment firms.  In connection with this transaction, Alltel incurred $35.6 million of incremental costs, principally consisting of financial advisory, legal and regulatory filing fees.  Upon successful closing of the transaction, Alltel will be obligated to pay additional financial advisory and legal fees of approximately $65.0 million, which will be expensed in the period the transaction closes.  The integration expenses, restructuring and other charges decreased net income $7.6 million and $46.4 million for the three and nine months ended September 30, 2007, respectively.

In the first quarter of 2006, Alltel incurred $10.8 million of integration expenses related to its August 1, 2005 merger with Western Wireless Corporation (“Western Wireless”).  These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs.  The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.  The integration expenses, restructuring and other charges decreased net income $6.6 million in the nine months ended September 30, 2006.

At September 30, 2007, the remaining unpaid liability related to Alltel’s integration and restructuring activities consisted of severance and employee benefit costs of $4.2 million, legal and other fees associated with the pending merger transaction of $10.0 million and lease and contract termination costs of $2.6 million and is included in other current liabilities in the accompanying consolidated balance sheet.  Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows.  (See Note 7 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses, restructuring and other charges.)

Primarily as a result of the growth in revenues and sales discussed above, operating income increased $76.0 million, or 21 percent, and $173.0 million, or 17 percent, for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006.  The acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia accounted for $34.8 million and $94.5 million of the overall increases in operating income in the three and nine month periods of 2007, respectively.  Operating income comparisons for the three and nine months ended September 30, 2007 were also favorably affected by the declines in bad debt and roaming expenses previously discussed, partially offset by the adverse effects of integration expenses, restructuring and other charges discussed above.

Non-Operating Income, Net
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Equity earnings in unconsolidated partnerships	$17.1	$17.3	$48.5	$45.6
Minority interest in consolidated partnerships	(8.8)	(11.7)	(27.4)	(37.1)
Other income, net	5.9	37.3	19.2	69.1
Non-operating income, net	$14.2	$42.9	$40.3	$77.6

As indicated in the table above, non-operating income, net decreased $28.7 million, or 67 percent, and $37.3 million or 48 percent, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.  The decreases in both 2007 periods primarily reflected reductions in interest income earned on the Company’s cash and short-term investments due to a significant decrease in Alltel’s average available cash on hand.  Compared to the same periods a year ago, interest income decreased $30.0 million and $46.8 million during the three and nine months ended September 30, 2007, respectively.  As further discussed below under “Cash Flows from Financing Activities – Continuing Operations”, during 2007, Alltel repurchased 22.0 million shares of its common stock at a total cost of $1,360.3 million and funded the repurchase with available cash on hand.

Compared to the same period a year ago, the increase in equity earnings in unconsolidated partnerships of $2.9 million in the nine month period of 2007 primarily reflected improved operating results in those markets in which the Company owns a minority interest.  Conversely, the decreases in minority interest expense of $2.9 million and $9.7 million in the three and nine month periods of 2007, respectively, primarily reflected the effects of increased advertising, network-related, interconnection and data transport charges incurred by the majority-owned partnerships, consistent with the overall increases in these expenses.  Alltel’s acquisitions in the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina, South Carolina and Wisconsin also contributed to the decrease in minority interest expense in the nine month period of 2007.

Interest Expense
Interest expense decreased $17.6 million, or 28 percent, and $94.6 million, or 40 percent, in both the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006.  The decreases in interest expense primarily reflected the favorable effects on interest costs resulting from a reduction in Alltel’s long-term debt balance of $2.9 billion that occurred subsequent to the completion of the wireline spin-off.  As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, the Company completed a $1.7 billion tax-free debt exchange with two investment banks.  In addition, on November 1, 2006, Alltel repaid, at maturity, a $186.3 million, 9.0 percent senior unsecured note.

Gain (Loss) on Exchange or Disposal of Assets and Other
Through its merger with Western Wireless, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in the nine month period ended September 30, 2007.

On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers announced by Alltel on July 31, 2006.  Concurrent with the debt repurchase, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the 6.65 percent unsecured notes due 2008.  In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million.  Following the spin-off of the wireline business, Alltel completed a debt exchange with two investment banks.  On July 17, 2006, Alltel transferred to the investment banks the Spinco debt securities received in the spin-off transaction in exchange for certain Alltel debt securities, consisting of $988.5 million of commercial paper borrowings and $685.1 million of 4.656 percent equity unit notes due 2007.  In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million.  These transactions decreased net income $38.8 million in both the three and nine month periods ended September 30, 2006.

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

Income Taxes
Income tax expense increased $2.0 million, or 2 percent, and increased $41.1 million, or 11 percent, in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods of 2006.  The increase in income tax expense in both the three and nine month periods of 2007 reflected overall growth in Alltel’s operating income, consistent with the increases in revenues and sales previously discussed, lower interest costs, and the gain realized on the sale of marketable equity securities.  The effects on income tax expense attributable to these factors were partially offset by decreases in Alltel’s effective income tax rates.  As presented in Note 9 to the unaudited interim consolidated financial statements, Alltel’s effective income tax rates decreased to 30.7 percent and 37.0 percent for the three and nine months ended September 30, 2007, respectively, compared to 42.3 percent and 38.9 percent for the corresponding periods of 2006.  During the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million.  The effective income tax rates in both 2007 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of the $35.6 million in financial advisory, legal and regulatory filing fees incurred by Alltel in connection with the proposed merger transaction discussed above.  The effective income tax rates in both 2007 periods also reflected lower estimated annual tax benefits to be derived from tax-exempt interest income resulting from an expected reduction in Alltel’s average daily cash balance when compared to 2006.

Conversely, the effective income tax rates in both 2006 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange and an increase in Alltel’s estimated annual effective tax rate reflecting lower expected annual pretax income following the wireline spin-off.  These adverse effects were partially offset by increases in tax-exempt interest income.

For 2007, Alltel’s annual effective income tax rate is expected to range between 37.0 percent and 38.0 percent, absent the effects of any future significant or unusual items, such as the reversal of income tax contingency reserves and the effects of the proposed merger transaction, including deferred income taxes due to the anticipated generation of net operating losses subsequent to the merger.

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

Net Income and Earnings per Share from Continuing Operations
Net income from continuing operations increased $113.4 million, or 69 percent, and $119.6 million, or 20 percent, in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods of 2006.  Basic and diluted earnings per share from continuing operations increased 88 percent and 86 percent for the three months ended September 30, 2007, respectively, compared to the same period of 2006.  For the nine months ended September 30, 2007, basic and diluted earnings per share from continuing operations increased 34 percent and 33 percent, respectively, compared to the same period of 2006.  The increases in net income and earnings per share in both 2007 periods were driven by the overall growth in Alltel’s operating income, lower interest expense and a reduction in the Company’s effective income tax rates when compared to the corresponding periods of 2006, partially offset by lower interest income.  Net income and earnings per share comparisons for the three and nine months ended September 30, 2007 were also affected by the effects of the gains realized on the sale or liquidation of investments, debt prepayment expenses and loss incurred in connection with the cash tender offers and debt exchange previously discussed.  When compared to the corresponding periods of 2006, the changes in basic and diluted earnings per share in the three and nine month periods of 2007 also reflected overall decreases in weighted average share counts due to Alltel’s repurchase of its common stock, as further discussed below.

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

As a condition of receiving approval from the DOJ and FCC for its acquisition of Midwest Wireless, Alltel agreed on September 7, 2006 to divest four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular for $48.5 million in cash.  During 2005, Alltel also had agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand as a condition of receiving approval from the DOJ and FCC for the merger with Western Wireless.  In December 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation that included a substantial portion of the divestiture requirements related to the Western Wireless merger and included the Kansas and Nebraska markets.  In December 2005, Alltel also sold the Cellular One brand, and in March 2006, Alltel sold the remaining market in Arkansas.  During 2005, Alltel completed the sales of Western Wireless’ international operations in the countries of Georgia, Ghana and Ireland for $570.3 million in cash.  During the second quarter of 2006, Alltel completed the sales of Western Wireless’ international operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti, and Slovenia for approximately $1.7 billion in cash.  The acquired international operations and interests of Western Wireless and the domestic markets in Arkansas, Kansas, Minnesota, and Nebraska required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The table presented below includes certain summary income statement information related to the wireline business, international operations and the domestic markets to be divested reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Revenues and sales	$-	$127.3	$7.8	$1,830.8
Operating expenses	-	97.4	10.6	1,253.6
Operating income (loss)	-	29.9	(2.8)	577.2
Minority interest expense in unconsolidated entities	-	-	-	(6.0)
Loss on disposal of discontinued operations	(0.3)	-	(0.1)	(14.8)
Other income, net	-	0.6	1.3	0.9
Interest expense	-	(0.7)	-	(9.1)
Pretax income (loss) from discontinued operations	(0.3)	29.8	(1.6)	548.2
Income tax expense (benefit)	(4.2)	7.9	(2.5)	222.6
Income from discontinued operations	$3.9	$21.9	$0.9	$325.6

Operating expenses for 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested and resulted in the write-down in the carrying values of goodwill and customer list allocated to these markets.  The depreciation of long-lived assets related to the international operations and the domestic markets in Arkansas, Kansas and Nebraska to be divested ceased as of August 1, 2005, the date of the Western Wireless merger.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.  The cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $1.0 million in the nine months ended September 30, 2007.  Comparatively, the cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $0.4 million and $25.9 million in the three and nine months ended September 30, 2006, respectively.  Income taxes in the three and nine month periods of 2007 reflected a change in the estimate of tax benefits associated with transaction costs incurred in connection with the wireline spin-off and the reversal of income tax contingency reserves applicable to the sold financial services division due to the expiration of certain state statutes of limitation.  (See Note 10 to the unaudited interim consolidated financial statements for additional information regarding the discontinued operations.)

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding decreased 11 percent and 10 percent in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods of 2006.  The decreases primarily reflected the effects of Alltel’s aggregate repurchase of approximately 37.7 million of its common shares during the twelve month period ended September 30, 2007, as further discussed below under “Cash Flows from Financing Activities – Continuing Operations”. The decreases in weighted average share counts in both 2007 periods attributable to the share repurchases were partially offset by additional common shares issued upon the exercise of options granted under Alltel’s employee stock-based compensation plans.

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

Regulatory Treatment for Wireless Broadband
The FCC has determined that wireless broadband internet access services are information services under the Communications Act, and, as such, are subject to similar regulatory treatment as other broadband services such as fiber to the home, cable modem, Digital Subscriber Line (“DSL”), and broadband over power line services.  Certain interconnected broadband services, such as Voice Over Internet Protocol (“VOIP”) have been made subject to various FCC mandates including E-911, CALEA, Customer Proprietary Network Information (“CPNI”), contributions to the Telecommunications Relay Services, universal service contributions and access for the disabled, and will apply to Alltel to the extent it offers wireless VOIP services or should the FCC extend the various mandates to broadband services generally.  Further, the FCC has instituted an inquiry into whether regulatory intervention is necessary in the broadband market to ensure network neutrality.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs.  CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds.  The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered.  In the meantime, the FCC has increased the safe-harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment from 28.5 percent to 37.1 percent, adopted certain reporting requirements and clarified the alternative methods under which CMRS providers contribute to the fund.  CMRS providers also are eligible to receive support from the federal USF if they obtain designation as an ETC.  The collection and distribution of USF fees are under continual review by federal and state legislative and regulatory bodies and are subject to audit by Universal Service Administration Corporation (“USAC”).  Certain of Alltel’s contributions to, and distributions from, the USF are the subject of on-going USAC audits.  The Company does not anticipate any material adverse findings.  The Federal-State Universal Service Joint Board (“Joint Board”) has recommended, among other things, to cap universal service support for competitive eligible telecommunications carriers like Alltel, and the FCC is considering whether to adopt this recommendation and/or implement other changes to the way universal service funds are disbursed to program recipients.  The Joint Board also has proposed that support mechanisms for the future focus on broadband services in addition to supporting voice and mobility offerings as they do today.  It is not possible to predict whether any of the Joint Board’s recommendations will be adopted.   In the event that any of the Joint Board recommendations are adopted, it is not possible at this time to predict the impact of the adoption of one or more of these recommendations on Alltel’s operations.

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

The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services.  Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC certifications.  The Company believes that it is substantially compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to universal service support.  During the third quarter of 2007, Alltel received approximately $89.0 million of USF support.

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

Alltel began selling ALI-capable handsets in June 2002 and had complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain acquisitions. On September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than FCC forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones.  The request included an explanation of the Company’s compliance efforts to date and the expected date when it would meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007.  A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, also sought relief from the 95 percent requirement.  On January 5, 2007, the FCC issued a number of orders denying certain of the waivers of the E-911 handset deployment requirement, including the waiver filed by the Company.  The FCC’s order imposed reporting requirements on the Company and referred the issue of Alltel’s compliance with the rules to the FCC’s Enforcement Bureau for consideration of further action.  The Company sought reconsideration of the order denying its waiver and subsequently met the 95 percent standard in May 2007.  However, on August 30, 2007, the FCC’s Enforcement Bureau issued a Notice of Apparent Liability for Forfeiture (“NAL”) against Alltel for its non-compliance with the 95 percent deployment deadline.  The fine proposed against the Company in the NAL of $1.0 million was paid in full by Alltel on October 1, 2007.

The FCC initiated a rulemaking in response to a petition for declaratory ruling seeking to specify the basis upon which CMRS carriers must measure the accuracy and reliability of the location data provided to PSAPs for E-911 Phase II service.  Under the proposal before the FCC, CMRS carriers, including the Company, will have to revise their methodology for determining accuracy of location data for purposes of compliance with the FCC’s rules.  On September 11, 2007, the FCC adopted an order establishing new E-911 accuracy requirements, but the order has not yet been released.  Accordingly, the Company cannot determine at this time the impact, if any, that the changes in the E-911 accuracy requirements may have on its operations.

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

Wireless Spectrum
Alltel holds FCC authorizations for Cellular Radiotelephone Service (“CRS”), Personal Communications Service (“PCS”), and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the “FCC Licenses”).  Generally, FCC licenses are issued initially for 10-year terms and may be renewed for additional 10-year terms upon FCC approval of the renewal application.  The Company has routinely sought and been granted renewal of its FCC Licenses without contest and anticipates that future renewals of its FCC Licenses will be granted.  Alltel’s wireless licenses are subject to renewal and potential revocation in the event the Company violates applicable laws.  (See “Item 1A. Risk Factors” on page 43 for additional information regarding Alltel’s wireless licenses).

The FCC has eliminated the categorical limits on the amount of CMRS spectrum that a licensee may hold.  The FCC now evaluates acquisitions and mergers on a case-by-case basis to determine whether such transactions will result in excessive concentration of wireless spectrum in a market.

The FCC conducts proceedings through which additional spectrum is made available for the provision of wireless communications services, including broadband services.  The FCC recently completed the auction for Advanced Wireless Services (“AWS”) spectrum and will begin the auction of spectrum in the 700 MHz band on January 24, 2008.  Alltel did not participate in the AWS spectrum auction.  The FCC has adopted rules governing the 700 MHz spectrum auction, and Alltel is now evaluating its participation in the auction.  The FCC also continues to consider various uses of unlicensed spectrum and sharing of currently allocated spectrum between various users.  The FCC has, for example, instituted a rulemaking on the use of “white spaces” in the television spectrum on an unlicensed basis.

Customer Billing
The FCC requires CMRS carriers to ensure that the descriptions of line items on customer bills are clear and not misleading and has declared that any representation of a discretionary item on a bill as a tax or government-mandated charge is misleading.  The Federal Court of Appeals for the Eleventh Circuit has vacated an order of the FCC preempting states from requiring or prohibiting the use of line items on CMRS carriers’ bills and remanded the decision to the FCC for further proceedings.  In February 2007, two CMRS providers filed a petition for a writ of certiorari to the United States Supreme Court (“Supreme Court”), seeking review of the Eleventh Circuit decision.  This matter remains pending before the Supreme Court.  The FCC is also considering additional CMRS billing regulations and state preemption issues including whether early termination fees constitute a rate, and consequently, are beyond a state’s regulatory jurisdiction.

CMRS Roaming
The FCC concluded a rulemaking proceeding in which it examined the potential rules to be applied to automatic roaming relationships between carriers.  The FCC’s prior rules required only that manual roaming be provided by a carrier to any subscriber in good standing with his/her home market carrier.  Automatic roaming agreements, although common throughout the CMRS industry, are not currently mandated by the FCC.  The FCC’s new rules require automatic roaming agreements between carriers subject to certain limitations, but does not mandate price regulation.  The Company believes the FCC’s rules are generally consistent with its practice.

CPNI
The FCC has recently concluded its rulemaking governing the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information.  New FCC rules, which will take effect on December 8, 2007, specify new notice and customer authentication requirements as well as both certification requirements and limitations on the disclosure of CPNI to the carriers joint venture partners and contractors.  The new rules remain subject to judicial appeal and FCC reconsideration.  While the Company has not been formally notified that the FCC has terminated its investigation of carrier practices to protect CPNI, the Company has received no further inquiries or notices from the FCC.

Analog Sunset
Under current FCC rules, a carrier will not be required to offer analog wireless services after February 2008.  This analog “sunset” rule was the subject of petitions seeking extension of the analog requirement beyond 2008, which were denied by the FCC by order dated June 15, 2007.  Alltel plans to migrate its customers and network to all digital service after the sunset of the rule.

Warn Act/Emergency Alerts
On October 13, 2006, the Warn Act was signed into law and provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols adopted by the FCC.  The FCC convened the industry advisory committee required under the Warn Act to consider technical standards and operating protocols, which were approved by the committee on October 3, 2007.  A formal FCC rulemaking on the standards is expected to be initiated soon.

Katrina Panel Recommendations
On June 8, 2007, the FCC released an order directing the Public Safety and Homeland Security Bureau to implement several of the recommendations of the panel convened to study network outages in the wake of Hurricane Katrina.  The FCC also adopted rules requiring wireless communications providers to have emergency back-up power for cell sites as well as to conduct studies and submit reports on the redundancy and resiliency of their E-911 networks.  The rules regarding back-up power were reconsidered by the FCC in an order issued October 4, 2007, and no new rules will go into effect until the Office of Management and Budget approves the information collection requirements.  At this time, the Company is evaluating the impact of the new rules.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Nine Months Ended
	September 30,
(Millions, except per share amounts)	2007	2006
Cash flows from (used in):
Operating activities from continuing operations	$1,838.8	$997.0
Investing activities from continuing operations	(521.0)	(1,174.1)
Financing activities from continuing operations	(1,477.8)	(2,055.2)
Discontinued operations	50.4	4,341.8
Effect of exchange rate changes	-	(5.9)
Increase (decrease) in cash and short-term investments	$(109.6)	$2,103.6
Total capital structure (a)	$14,646.8	$16,292.5
Percent of equity to total capital (b)	81.5%	82.0%
Book value per share (c)	$34.66	$35.25

Notes:
(a)	Computed as the sum of long-term debt including current maturities, redeemable preferred stock and total shareholders’ equity.
(b)	Computed by dividing total shareholders’ equity by total capital structure as computed in (a) above.
(c)	Computed by dividing total shareholders’ equity less preferred stock by the total number of common shares outstanding at the end of the period.

Cash Flows from Operating Activities – Continuing Operations
For the nine months ended September 30, 2007, Alltel’s primary source of liquidity continued to be cash provided from operations.  Cash flows from operations in 2007 reflected growth in earnings from Alltel’s business operations and favorable changes in working capital requirements, driven primarily by timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes.  During the first nine months of 2007, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term payments, as further discussed below.  Alltel expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2007.

Cash Flows from Investing Activities – Continuing Operations
During the first nine months of 2007, capital expenditures continued to be Alltel’s primary use of capital resources.  Capital expenditures for the nine months ended September 30, 2007 were $720.3 million compared to $718.6 million for the same period in 2006.  Capital expenditures in both years were incurred to construct additional network facilities and to deploy 1XRTT data and 1x-EVDO technology.  The Company plans to continue expanding 1x-EVDO deployments in its markets with an expected total coverage of approximately 70 percent of its POPs by the end of 2007.  Alltel funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the nine months ended September 30, 2007 were $24.3 million compared to $24.0 million for the same period in 2006.  The Company expects capital expenditures, including capitalized software development costs, to be approximately $1.15 billion to $1.25 billion for 2007, which will be funded primarily from internally generated funds.

During the first nine months of 2007, Alltel acquired for $2.5 million in cash an additional ownership interest in a wireless property in Arkansas in which the Company owned a majority interest.  Alltel also acquired for $3.7 million in cash the remaining ownership interest in a wireless license covering a rural service area in New Mexico.  Cash outlays for the purchase of property, net of cash acquired in the nine months ended September 30, 2006 were $676.5 million.  As previously discussed, on March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships in North and South Carolina.  During the first nine months of 2006, Alltel also purchased for $220.2 million in cash wireless properties in Illinois, Texas and Virginia and acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.

Investing activities for the nine months ended September 30, 2007 included proceeds from the sale of investments of $188.7 million, consisting of the cash proceeds received from the sale of marketable securities acquired by Alltel through its merger with Western Wireless.  Investing activities for the nine months ended September 30, 2007 and 2006 included proceeds from the return on investments of $40.2 million and $36.7 million, respectively.  These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments.

Investing activities for the nine months ended September 30, 2006 included proceeds from the sale of investments of $200.5 million, principally consisting of the liquidating cash distributions of $198.7 million received by Alltel in exchange for its $22.1 million investment in RTB Class C stock, as previously discussed.

Cash Flows from Financing Activities – Continuing Operations
Common and preferred dividend payments were $133.5 million for the nine months ended September 30, 2007 compared to $447.1 million for the same period in 2006.  Dividend payments in 2007 reflected the reduction in Alltel’s annual dividend rate from $1.54 to $.50 per share following the completion of the wireline spin-off to Alltel’s shareholders on July 17, 2006.  Alltel expects to continue the payment of cash dividends until closing of the merger transaction.  Sources of funding future dividend payments include available cash on hand and operating cash flows.

Alltel has a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement with an expiration date of July 28, 2009.  Alltel incurred no borrowings under the revolving credit agreement during the first nine months of 2007.  The Company also has established a commercial paper program with a maximum borrowing capacity of $1.5 billion.  Alltel classifies commercial paper borrowings as long-term debt, because they are intended to be maintained on a long-term basis and are supported by the Company’s $1.5 billion revolving credit agreement.  Under the commercial paper program, commercial paper borrowings are fully supported by the available borrowings under the revolving credit agreement.  Accordingly, before the completion of the merger, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement could not exceed $1.5 billion.  No commercial paper borrowings were outstanding at September 30, 2007.  During 2007, Alltel incurred commercial paper borrowings of $100.0 million to fund general corporate requirements.  During the third quarter of 2007, Alltel repaid all borrowings outstanding under its commercial paper program utilizing available cash on hand.  The commercial paper borrowings and related repayments have been presented on a net basis within the unaudited consolidated statements of cash flows because the original maturities were less than three months.  There were no commercial paper borrowings outstanding at December 31, 2006 or September 30, 2006 compared to $1.0 billion of borrowings outstanding at December 31, 2005.  During the first nine months of 2006, Alltel did not incur any additional borrowings under the commercial paper program.  As previously discussed, on July 17, 2006, Alltel exchanged $988.5 million of the $1.0 billion outstanding commercial paper borrowings for debt securities issued to the Company by Windstream in connection with the spin-off of the wireline business.  In August 2006, Alltel repaid the remaining $11.5 million of outstanding commercial paper borrowings with available cash on hand.  All existing credit facilities of Alltel will be cancelled immediately prior to closing of the merger.

Repayments of long-term debt were $36.9 million for the nine months ended September 30, 2007 and consisted principally of the repayment of the remaining $35.6 million, 4.656 percent equity unit notes due May 17, 2007.  The repayments were funded by cash on hand.  In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”).  During January and February of 2006, an aggregate principal amount of $100.0 million of the Western Wireless notes were converted.  As a result of the conversion, Alltel issued 3.4 million shares of its common stock and paid approximately $59.8 million in cash to holders of the Western Wireless notes during the first nine months of 2006.  As of September 30, 2007, an aggregate principal amount of $2.0 million of Western Wireless notes remained outstanding.

Cash flows from financing activities also included distributions to minority investors, which amounted to $31.8 million and $27.7 million for the nine months ended September 30, 2007 and 2006, respectively.

On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008.  Under this authorization, Alltel repurchased shares, from time to time, on the open market or in negotiated transactions, as circumstances warranted. Sources of funding stock repurchases included available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program.  During the first nine months of 2007, Alltel repurchased 22.0 million of its common shares at a total cost of $1,360.3 million, substantially completing the $3.0 billion share repurchase available under this authorization.  During the first nine months of 2006, Alltel repurchased 12.8 million of its common shares at a total cost of $709.0 million and repurchased an additional 15.7 million shares at a total cost of $886.6 million during the fourth quarter of 2006 under this authorization.

Liquidity and Capital Resources
Alltel believes it has sufficient cash and short-term investments on hand ($824.6 million at September 30, 2007) and has adequate operating cash flows to finance its ongoing requirements, including capital expenditures, repayment of long-term debt and payment of dividends (without regard to the potential cash flow effects resulting from the financing of the proposed merger transaction, as further discussed below).  Pursuant to the terms of the merger agreement, Alltel agreed that, between May 20, 2007 and the effective time of the merger, subject to certain exceptions or unless otherwise agreed to by Atlantis Holdings, Alltel would not incur any additional indebtedness (including the issuance of any debt security) in an aggregate principal amount in excess of $100.0 million.  In connection with the proposed merger transaction, Atlantis Holdings has received debt commitment letters from various banks to provide ACI, a wholly-owned subsidiary of Alltel, for the purpose of financing a portion of the merger consideration and paying certain fees and expenses incurred in connection with the merger with (1) a senior secured term loan facility of up to $14.0 billion and a senior secured revolving credit facility of up to $1.5 billion, (2) a senior unsecured cash pay bridge facility of up to $4.7 billion less the amount of any senior unsecured cash pay notes issued in lieu of such bridge facility and (3) a senior unsecured pay-in-kind option bridge facility of up to $3.0 billion less the amount of any senior unsecured pay-in-kind notes issued in lieu of such bridge facility.  The aggregate principal amount of the senior secured term loan facility may be increased by up to $750.0 million under certain circumstances.  Atlantis Holdings has agreed to use its reasonable best efforts to arrange the debt financing on the terms and conditions set forth in the commitments.  The closing of the merger is not conditioned on the receipt of the debt financing.

In May 2007, subsequent to the announcement of the merger agreement, Standard & Poor’s Corporation (“Standard & Poor’s”) and Fitch Ratings (“Fitch”) downgraded their long-term credit ratings for Alltel to BB and BB-, respectively.  Presently, Moody’s Investors Service (“Moody’s”) has not changed its credit ratings applicable to the Company.  Alltel does not believe that the recent downgrade of its long-term credit ratings will have a material adverse impact on its financial liquidity.  At September 30, 2007, Alltel’s commercial paper and long-term credit ratings with Moody’s, Standard & Poor’s and Fitch were as follows:

Description	Moody’s	Standard & Poor’s	Fitch
Commercial paper credit rating	Prime-1	A-2	Withdrawn
Long-term debt credit rating	A2	BB	BB-

Factors that could affect Alltel’s short and long-term credit ratings would include, but not be limited to, a material decline in the Company’s operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements.  The downgrade in Alltel’s credit ratings resulted in the Company incurring modestly higher interest costs on its commercial paper borrowings.  A further downgrade in Alltel’s current short or long-term credit ratings would not accelerate scheduled principal payments of Alltel’s existing long-term debt.

The revolving credit agreement contains various covenants and restrictions including a requirement that, as of the end of each calendar quarter, Alltel maintain a total debt-to-capitalization ratio of less than 65 percent.  For purposes of calculating this ratio under the revolving credit agreements, total debt would include amounts classified as long- term debt (excluding mark-to-market adjustments for interest rate swaps), current maturities of long-term debt outstanding, short-term debt and any letters of credit or other guarantee obligations.  As of September 30, 2007, Alltel’s total debt to capitalization ratio was 18.6 percent.  Under Alltel’s existing indentures and borrowing agreements, there are no restrictions as to the payment of dividends by the Company.  In addition, there are no restrictions on the payment of dividends among members of Alltel’s consolidated group.

At September 30, 2007, current maturities of long-term debt were $39.0 million and consisted of the remaining $39.0 million, 6.65 percent unsecured senior notes due January 15, 2008.  As previously discussed, on August 25, 2006, Alltel repurchased for cash $61.0 million of the 6.65 percent notes.  In connection with the completion of the proposed merger transaction, Alltel expects to repay or refinance certain of its existing long-term debt obligations.  On October 15, 2007, Alltel announced cash tender offers to repurchase $389.3 million of outstanding debt securities, consisting of the remaining $39.0 million of 6.65 percent unsecured notes due 2008 issued by ACI, $53.0 million of 7.60 percent unsecured notes due 2009 issued by ACI and $297.3 million of 8.00 percent notes due 2010 issued by Alltel Ohio Limited Partnership.  The tender offers are contingent upon the closing of the merger transaction and would be paid with available cash on hand and funds raised in connection with the financing of the merger transaction.  The debt commitments discussed above contemplate that $2.3 billion of Alltel’s existing long-term debt obligations will remain outstanding following the completion of the merger transaction and would consist of the following: $800.0 million of 7.00 percent unsecured senior notes due July 1, 2012, $200.0 million of 6.50 percent unsecured senior notes due November 1, 2013, $300.0 million of 7.00 percent unsecured senior notes due March 15, 2016, $300.0 million of 6.80 percent unsecured senior notes due May 1, 2029, and $700.0 million of 7.875 percent unsecured senior notes due July 1, 2032.

Under Alltel’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements.  At September 30, 2007, the Company was in compliance with all of its debt covenants.  There are no provisions within Alltel’s leasing agreements that would trigger acceleration of future lease payments.

Alltel does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any material arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Critical Accounting Policies
Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In its Annual Report on Form 10-K for the year ended December 31, 2006, Alltel identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating stock-based compensation and depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, accounting for income taxes and business combinations.  Except for a change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to Alltel’s critical accounting policies during the first nine months of 2007.

In July 2006, the FASB issued FIN 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  As required, Alltel adopted the provisions of FIN 48 effective January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations, financial condition or liquidity.  (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding the adoption of FIN 48.)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurement attributes the entity elects for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect SFAS No. 159 to have a material impact on its consolidated financial statements.

ALLTEL CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Alltel’s market risks at September 30, 2007 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Following the January 24, 2007 sale of its investment in marketable equity securities acquired from Western Wireless, Alltel does not hold any remaining material investments in marketable equity securities.  Accordingly, Alltel no longer has significant market risk exposure resulting from changes in marketable equity security prices.  Alltel continues to be exposed to market risk from changes in interest rates.  Alltel has estimated its market risk using sensitivity analysis.  Market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below.  Actual results may differ from these estimates.

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

As of September 30, 2007, Alltel had no commercial paper borrowings outstanding and had entered into four, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million to convert fixed interest rate payments to variable.  The maturities of the interest rate swaps range from August 15, 2010 to November 1, 2013.  The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel is the three-month London-Interbank Offered Rate.  The weighted average variable rate paid by the Company was 5.4 percent at September 30, 2007.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $8.5 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $8.5 million.

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

ALLTEL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Alltel is involved in certain legal matters that are discussed in Note 14 to the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.  In addition to those matters, Alltel is also a party to various other legal proceedings arising in the ordinary course of business.  Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of Alltel.

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A.   Risk Factors

In anticipation of the Company becoming highly leveraged following the completion of the merger transaction with Atlantis Holdings, Alltel has updated its risk factors affecting its wireless telecommunications business from those discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Throughout the discussion of the risk factors presented below, Alltel and its subsidiaries are referred to as “we”, “our” or “us”.

We face intense competition in our business that could reduce our market share or adversely affect our business, financial condition or results of operations.

Substantial and increasing competition exists in the wireless communications industry.  Multiple wireless service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless service providers and resell them to their customers.  In January 2003, the FCC lifted its rule imposing limits on the amount of spectrum that can be held by one provider in a specific market.  Competition may continue to increase as a result of recent consolidation in the communications industry and to the extent that there are other consolidations in the future involving our competitors.  The upcoming 700 MHz spectrum auction could also provide carriers an opportunity to extend operations into new geographic areas, thereby increasing competition and adversely affecting roaming revenues.

A majority of our wireless markets have multiple carriers.  The presence of multiple carriers within our wireless markets combined with the effects of aggregate penetration of wireless services in all markets has made it increasingly difficult to attract new customers and retain existing ones.  While the recent consolidation in the wireless industry may reduce the number of carriers in our markets, the carriers resulting from such consolidation will be larger and potentially more effective in their ability to compete with us.  Furthermore, the traditional dividing lines between long-distance, local, wireless, video and Internet services are increasingly becoming blurred as major providers are striving to provide integrated services in many of the markets we serve.  As a result of increased competition, we anticipate that the price per minute for wireless voice services will decline while costs to acquire customers, including, without limitation, handset subsidies and advertising and promotion costs, may increase.  Our ability to continue to compete effectively will depend upon our ability to anticipate and respond to changes in technology, customer preferences, new service offerings (including bundled offerings), demographic trends, economic conditions and competitors’ pricing strategies.  Failure to successfully market our products and services or to adequately and timely respond to competitive factors could reduce our market share or adversely affect our business, financial condition or results of operations.

In the current wireless market, our ability to compete also depends on our ability to offer regional and national calling plans to our customers.  We rely on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by our network.  These agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained.  Our roaming agreements with Verizon Wireless, AT&T, T-Mobile USA and Sprint expire in 2010, 2012, 2013 and 2016, respectively.  If we are unable to maintain or renew these agreements, our ability to continue to provide competitive regional and nationwide wireless service to our customers could be impaired, which, in turn, would have an adverse impact on our wireless operations.

Item 1A.   Risk Factors (Continued):

We are subject to government regulation of the telecommunications industry.

As a provider of wireless communication services, we are subject to regulation primarily by the FCC.  The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act and governing technical standards, outage reporting, spectrum usage, license requirements, market structure, universal service obligations, and consumer protection, including public safety issues like E-911 and CALEA and accessibility requirements (including hearing aid capabilities).  The FCC has rules and regulations governing the construction and operation of wireless communications systems and licensing and technical standards for the provision of wireless communication services.  The FCC also regulates the terms under which ancillary services may be provided through wireless facilities.  While the FCC has authority to regulate rates for wireless services, it has so far refrained from doing so.  States are preempted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are permitted to regulate the terms and conditions of wireless services which are unrelated to either rates or market entry.  The FCC and various state commissions regulate our status as an ETC, which qualifies us to receive support from the USF, a fund created by the FCC to, among other goals, promote the availability of quality services in non-urban areas at just, reasonable and affordable rates.  For the nine months ended September 30, 2007 we received approximately $250 million in ETC revenue.  The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking proceeding in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered.  The Federal-State Universal Service Joint Board has recommended, among other things, to cap universal service support for competitive ETCs like Alltel, and the FCC is considering whether to adopt this recommendation and/or implement other changes to the way universal service funds are disbursed to program recipients.  Any such change could reduce the amount of ETC payments we receive.  In addition, the FCC and Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae.  Tower siting and construction is also subject to state and local zoning as well as federal statutes regarding environmental and historic preservation.  The future costs to comply with all relevant regulations are to some extent unknown and could result in higher operating expenses in the future.  The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings at the FCC and state regulatory initiatives, the effects of which could significantly impact Alltel’s wireless telecommunications business in the future.  In addition, the adoption of new regulations or changes to existing regulations (such as those relating to the USF or our designation as an ETC) could result in higher operating expenses or loss of revenue in the future.

Rapid and significant changes in technology could require us to significantly increase capital investment or could result in reduced demand for our services.

Technologies for wireless communications are rapidly changing as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences.  Our deployment of third-generation digital technologies will require us to make additional capital investments.  Furthermore, in the future, competitors may seek to provide competing wireless telecommunications service through the use of developing technologies such as WiFi, WiMax and VOIP.  We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services.  The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

Code Division Multiple Access, or CDMA-based technologies currently serve less than 20 percent of the wireless users worldwide, with Global System for Mobile Communications, or GSM-based technologies being the predominant technology globally.  The GSM operators are deploying Universal Mobile Telecommunications System (“UTMS”) technology as they migrate to third-generation networks.  If the global market for CDMA-based technologies decreases further and leads to either higher prices or lower availability of infrastructure equipment or handsets supporting CDMA-based technologies, we could be forced to migrate to either GSM- or UMTS-based technologies to remain competitive.  This would require us to make extensive capital investments and potentially incur asset write-downs, which could adversely affect our business, financial condition or results of operations.

Item 1A.   Risk Factors (Continued):

We and our suppliers may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights.  As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks.  We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that the financial condition of an indemnifying party will be sufficient to protect us against all losses associated with infringement claims.  Our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business.  Moreover, we may be subject to claims that products, software and services provided by different vendors that we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims.  Whether or not an infringement claim against us or a supplier is valid or successful, it could adversely affect our business, financial condition or results of operations by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), requiring us to redesign our business operations or systems to avoid claims of infringement or requiring us to purchase products and services at higher prices or from different suppliers.

A high rate of customer churn would negatively impact our business.

Wireless providers, including us, experience varying rates of customer churn.  We believe that customers change wireless providers for many reasons, including call quality, service offerings, price, coverage area and customer service.  We expect to incur significant expenses to improve customer retention and reduce churn by subsidizing product upgrades and/or reducing pricing to match competitors’ initiatives, upgrading our network and providing improved customer service.  There can be no assurance that these efforts will be successful or that these efforts, if successful, will result in a lower rate of customer churn.  A high rate of churn would adversely affect our business, financial condition or results of operations because we would lose revenue and because the cost of adding a new customer, which generally includes a higher commission expense, is a significant factor in income and profitability for participants in the wireless industry.

System failures could result in higher churn, reduced revenue and increased costs and could harm our reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing or similar events.  Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions.  If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business.

We rely heavily on third parties to provide specialized services; a failure by such parties to provide the agreed upon services could materially adversely affect our business, results of operations and financial condition.

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business.  In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts.  If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply us in the future, our business could be severely disrupted.  Generally, there are multiple sources for the types of products we purchase.  However, some suppliers, including software suppliers, are the exclusive sources of their specific products.  Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice.  Any such disruption could have a material adverse affect on our business, results of operations and financial condition.

Item 1A.   Risk Factors (Continued):

Our wireless licenses are subject to renewal and potential revocation in the event that we violate applicable laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year period for which they are granted.  The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act.  The FCC has routinely renewed our wireless licenses in the past.  However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest.  We have been the subject of recent enforcement actions that may be taken into consideration when the FCC reviews our license renewal applications.  The FCC rules establish the qualifications for competing applications and the standards to be applied in comparative hearings.  The FCC rules provide that a renewal applicant awarded a renewal expectancy is entitled to a significant preference in a comparative hearing against a competing application.  Although we believe that our wireless licenses will be renewed in the ordinary course, we cannot provide assurance that the FCC will award us a renewal expectancy or renew our wireless licenses upon their expiration.  If any of our wireless licenses were revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse affect on our business, results of operations and financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio frequency emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, including us.  In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services.  The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years, and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers.  If a scientific study or court decision resulted in a finding that radio frequency emissions posed health risks to consumers, it could negatively impact the market for wireless services, which would adversely affect our business, financial conditions or results of operations.  We do not maintain any insurance with respect to these matters.

Declines in our operating performance could ultimately result in an impairment of our indefinite-lived assets, including goodwill, or our long-lived assets, including property and equipment.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.  We assess potential impairments or indefinite-lived intangible assets, including goodwill and wireless licenses annually, and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist.  If we do not achieve our planned operating results, this may ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived intangible assets.  A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.

We may incur higher than anticipated inter-carrier compensation costs.

When our customers use our service to call customers of other carriers, we may be required under the current inter-carrier compensation scheme to pay the carrier that serves the called party.  Similarly, when a customer of another carrier calls one of our customers, that carrier may be required to pay us.  While we have been successful in negotiating agreements with other carriers that impose reasonable reciprocal compensation arrangements, some carriers attempt to unilaterally impose what we believe to be unreasonably high charges on us.  These inter-carrier charges are currently established generally by state commissioners applying FCC rules and orders.  The FCC is considering possible regulatory approaches to address this situation but we cannot provide assurance that any FCC rulings will be beneficial to us.  An adverse FCC or state action could result in carriers successfully collecting higher inter-carrier fees from us, which could adversely affect our business, financial condition or results of operations.

Item 1A.   Risk Factors (Continued):

The FCC is considering making significant changes to its inter-carrier compensation scheme.  We cannot predict with any certainty the likely outcome of this FCC proceeding.  Some of the alternatives that are under consideration by the FCC could increase the interconnection costs we pay.  If we are unable to cost-effectively provide our products and services to customers, our competitive position and business prospects could be materially adversely affected.

As the wireless market matures, we must increasingly seek to attract customers from competitors and face increased credit risk from first time wireless customers.

We increasingly must attract a greater proportion of our new customers from our competitors’ existing customer bases rather than from first time purchasers of wireless services.  Any such higher market penetration also means that customers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, which generally results in a higher rate of involuntary churn and increased bad debt expense.

The loss of any of our senior management team or attrition among our buyers or key sales associates could adversely affect our business, financial condition or results of operations.

Our success in the wireless services telecommunications industry will continue to depend to a significant extent on our senior management team, buyers and key sales associates.  We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that would be difficult to replace.  If we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key vendors or to provide relationship-based customer service may suffer.  We cannot assure you that we will be able to retain our current senior management team, buyers or key sales associates.  The loss of any of these individuals could adversely affect our business, financial condition or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008.  During 2006, Alltel repurchased 28,472,500 shares of its common stock at a total cost of $1,595.6 million, or at an average cost of $56.04 per share.  During the first six months of 2007, Alltel repurchased 22,024,000 shares of its common stock at a total cost of $1,360.3 million, or at an average cost of $61.76 per share.  No repurchases were made under this authorization during the third quarter of 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on August 29, 2007.  At the meeting, the following items were submitted to a vote of stockholders:

(1)
A proposal to adopt the Agreement and Plan of Merger dated as of May 20, 2007, by and among Alltel Corporation, Atlantis Holdings LLC and Atlantis Merger Sub, Inc. was approved with 252,785,977 votes for, 3,993,107 votes against and 3,626,806 abstentions.

(2)
A proposal to adjourn or postpone the special meeting to a later date or time, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the merger agreement if there are insufficient votes at the time of such adjournment or postponement to approve the merger agreement was approved with 228,357,732 votes for, 27,987,683 votes against and 3,850,809 abstentions.

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
October 19, 2007

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