Form 10-K
period 2007-12-31
ALLTEL CORP
filed 2008-03-20
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2007

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-4996

Alltel Corporation
(Exact name of registrant as specified in its charter)

Delaware	34-0868285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Allied Drive, Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(501) 905-8000

Securities registered pursuant to Section 12(b) of the Act:

NONE
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act.
☐  YES   ☒  NO
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
☒  YES   ☐  NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
☐  YES   ☒  NO

The Registrant is a privately-held corporation, and accordingly, none of its voting stock is held by non-affiliates.
As of February 29, 2008, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding were 454,000,122.

The Exhibit Index is located on pages 66 to 72.

Alltel Corporation
Form 10-K

Alltel Corporation
Form 10-K

Forward-Looking Statements

Throughout this Form 10-K, Alltel Corporation and its subsidiaries are referred to as “Alltel”, “the Company”, “we”, “our”, or “us”.

This Form 10-K may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “projects”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Alltel disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; failure of our suppliers, contractors and third-party retailers to provide the agreed upon services; changes in communications technology; the effects of a high rate of customer churn; the risks associated with the integration of acquired businesses or any potential future acquired businesses; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; our ability to bid successfully for 700 MHz licenses; potential increased costs due to perceived health risks from radio frequency emissions; the effects of declines in operating performance, including impairment of certain assets; risks relating to the renewal and potential revocation of our wireless licenses; potential higher than anticipated inter-carrier costs; potential increased credit risk from first-time wireless customers; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; risks relating to our substantially increased indebtedness following the Merger and related transactions, including a potential inability to generate sufficient cash to service our debt obligations, and potential restrictions on the Company’s operations contained in its debt agreements; potential conflicts of interest and other risks relating to the Sponsors having control of the Company; loss of the Company’s key management and other personnel or inability to attract such management and other personnel; the effects of litigation, including relating to telecommunications technology patents and other intellectual property; the effects of federal and state legislation, rules, and regulations governing the communications industry; potential challenges to regulatory authorizations and approvals related to the Merger; potential unforeseen failure of the Company’s technical infrastructure and systems; and those additional factors under the caption “Risk Factors” in Item 1A.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

Form 10-K, Part I

Item 1.  Business

General

Alltel is incorporated in the state of Delaware and maintains its corporate headquarters in Little Rock, Arkansas.  Alltel provides wireless voice and data communications services to approximately 12.8 million customers in 35 states.  In terms of both the number of customers served and revenues earned, Alltel is the fifth largest provider of wireless services in the United States.  On November 16, 2007, Alltel was acquired by Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and an affiliate of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  The acquisition was completed through the merger of Atlantis Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Parent, with and into Alltel (the “Merger”), with Alltel surviving the Merger as a privately-held, majority-owned subsidiary of Parent.  Prior to consummation of the Merger, Alltel’s common stock was publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “AT”.  Through consummation of the merger, Atlantis Holdings acquired all of Alltel’s outstanding equity interests.  On November 30, 2007, Alltel’s $1.00 par value common stock and Alltel’s $2.06 no par cumulative convertible preferred stock were deregistered under the Securities Exchange Act of 1934 (“Exchange Act”) and are no longer listed on any stock exchange or quotation system.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

General (Continued)

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

Overview of Wireless Operations

Alltel is the owner and operator of the nation’s largest wireless network as measured by square miles of coverage.  Alltel provides a wide array of wireless communication services to individual and business customers, primarily in non-major metropolitan and rural markets.  As of December 31, 2007, Alltel owns a majority interest in wireless operations in 116 Metropolitan Statistical Areas (“MSAs”), representing approximately 48.7 million potential customers or POPs, and a majority interest in 238 Rural Service Areas (“RSAs”), representing approximately 30.7 million POPs.  In addition, Alltel owns a minority interest in 23 other wireless markets, including the Chicago, Illinois and Houston, Texas MSAs.  As of December 31, 2007, Alltel’s penetration rate (number of customers as a percentage of the total population in the Company’s service areas) was 16.1 percent.  Alltel manages its wireless business as a single operating segment, wireless communications services.

During 2007, Alltel continued to upgrade its wireless network infrastructure and invest in state-of-the-art code division multiple access (“CDMA”) technology, including 1xRTT.  The Company ended 2007 with 1xRTT data coverage of approximately 96 percent of its POPs.  In addition, capital expenditures for 2007 included the Company’s additional investment in wireless high-speed Evolution Data Optimized (“EV-DO”) technology.  Through December 31, 2007, Alltel had expanded 1x-EVDO coverage to include approximately 76 percent of its POPs.  The Company also supplements its wireless service coverage area through roaming agreements with other wireless service providers that allow Alltel’s customers to obtain wireless services in those U.S. regions in which Alltel does not maintain a network presence.  We believe we are the leading independent roaming partner for the four national carriers in our markets.  Through these roaming agreements, the Company is able to offer its customers wireless services covering approximately 95 percent of the U.S. population.  Alltel continues to increase its network capacity and coverage area through new network construction, strategic acquisitions and affiliations with other wireless service providers.

Employees

At December 31, 2007, Alltel had 16,104 employees.  None of the Company’s employees are members of collective bargaining units.

Acquisitions Completed During the Past Five Years

On October 3, 2006, Alltel completed the purchase of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1,083.5 million in cash.  In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2.0 million POPs, network assets and approximately 433,000 customers in select markets in southern Minnesota, northern and eastern Iowa, and western Wisconsin.  As a condition of receiving approval from the U.S. Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”) for this acquisition, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular Corporation (“Rural Cellular”).

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

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Acquisitions Completed During the Past Five Years (Continued)

On August 1, 2005, Alltel and Western Wireless Corporation (“Western Wireless”) completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel.  In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash.  Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash.  In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash.  Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion.  As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers in 19 mid-western and western states that were contiguous to the Company’s existing wireless properties. Alltel also added approximately 1.9 million international customers in eight countries.

As a condition of receiving approval for the merger from the DOJ and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand.  On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger.  Under terms of the agreement with U.S. Cellular, Alltel acquired approximately 89,000 customers in two RSA markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless.  In December 2005, Alltel sold the Cellular One brand to Dobson Cellular Systems, Inc. and in March 2006, Alltel sold the remaining market in Arkansas to AT&T Mobility LLC (formerly known as Cingular Wireless LLC) (“AT&T”).  During the third and fourth quarters of 2005, Alltel completed the sale of Western Wireless’ international operations in the countries of Georgia, Ghana and Ireland for $570.3 million in cash.  During the second quarter of 2006, Alltel completed the sales of Western Wireless’ international operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti, and Slovenia for approximately $1.7 billion in cash.

On April 15, 2005, Alltel and AT&T exchanged certain wireless assets.  Under the terms of the agreement, Alltel acquired former AT&T properties, including licenses, network assets and approximately 212,000 customers, in select markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs.  Alltel also acquired 20 MHz of spectrum and network assets in Kansas and wireless spectrum in several counties in Georgia and Texas.  In addition, Alltel and AT&T exchanged partnership interests, with AT&T receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it manages in Michigan, Louisiana, and Ohio.  Alltel also paid AT&T approximately $153.0 million in cash.

On February 28, 2005, Alltel completed the purchase of wireless properties, representing approximately 966,000 POPs in Alabama and Georgia for $48.1 million in cash.  Through the completion of this transaction, Alltel added approximately 54,000 customers.

On December 1, 2004, Alltel completed the purchase of certain wireless assets from U.S. Cellular and TDS Telecommunications Corporation (“TDS Telecom”) for $148.2 million in cash, acquiring wireless properties with a potential service area covering approximately 595,000 POPs in Florida and Ohio.  The Company also purchased partnership interests in seven Alltel-operated markets in Georgia, Mississippi, North Carolina, Ohio and Wisconsin.  Prior to this acquisition, Alltel owned an approximate 42 percent interest in the Georgia market, with a potential service area covering approximately 227,000 POPs, and Alltel owned a majority interest in the Mississippi, North Carolina, Ohio and Wisconsin markets.  On November 2, 2004, the Company purchased for $35.6 million in cash wireless properties with a potential service area covering approximately 274,000 POPs in south Louisiana from SJI, a privately-held company.  Through these transactions, Alltel added approximately 92,000 wireless customers.

On August 29, 2003, the Company purchased for $22.8 million in cash a wireless property with a potential service area covering approximately 205,000 POPs in an Arizona RSA.  On February 28, 2003, the Company purchased for $64.6 million in cash wireless properties with a potential service area covering approximately 367,000 POPs in southern Mississippi, from Cellular XL Associates, a privately-held company.  On February 28, 2003, the Company also purchased for $60.0 million in cash the remaining ownership interest in wireless properties with a potential service area covering approximately 355,000 POPs in two Michigan RSAs.  Prior to this acquisition, Alltel owned approximately 49 percent of the Michigan properties.  Through the completion of these transactions, Alltel added approximately 147,000 customers and expanded its wireless operations into new markets in Arizona, Michigan and Mississippi.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Dispositions Completed During the Past Five Years

On July 17, 2006, Alltel completed the spin-off of the Company’s wireline telecommunications business to its stockholders and the merger of that wireline business with Valor Communications Group, Inc. (“Valor”).  Pursuant to the plan of distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of the assets of its wireline telecommunications business to ALLTEL Holding Corp. (“Alltel Holding” or “Spinco”), a wholly-owned subsidiary of the Company, in exchange for: (i) the issuance to Alltel of Spinco common stock to be distributed pro rata to Alltel’s stockholders as a tax free stock dividend, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion, and (iii) the distribution by Spinco to Alltel of certain Spinco debt securities, consisting of $1,746.0 million aggregate principal amount of 8.625 percent senior notes due 2016 (the “Spinco Securities”).  The Spinco Securities were issued at a discount, and accordingly, at the date of distribution to Alltel, the Spinco Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million).  In connection with the spin-off, Alltel also transferred to Spinco $260.8 million of long-term debt that had been issued by the Company’s wireline subsidiaries.  Alltel exchanged the Spinco Securities received in the spin-off transaction for certain of its outstanding debt securities.

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

On April 1, 2003, Alltel completed the sale of the financial services division of its information services subsidiary, ALLTEL Information Services, Inc., to Fidelity National Financial Inc. (“Fidelity National”), for $1.05 billion, received as $775.0 million in cash and $275.0 million in Fidelity National common stock.  As part of this transaction, Fidelity National acquired Alltel’s mortgage servicing, retail and wholesale banking and commercial lending operations, as well as the community/ regional bank division.

In January 2003, Alltel completed the termination of its business venture with Bradford & Bingley Group.  The business venture, ALLTEL Mortgage Solutions, Ltd., a majority-owned consolidated subsidiary of Alltel, was created in 2000 to provide mortgage administration and information technology products in the United Kingdom.

Product Offerings and Pricing

Service revenues are derived primarily from monthly access and airtime charges, roaming and long-distance charges and charges for data services, customer calling and other enhanced service features.  Prices of wireless services are not regulated by the FCC or by state regulatory commissions; however, as more fully discussed under the caption “Regulation” on page 8, states are permitted to regulate the terms and conditions of wireless services unrelated to either rates or market entry.

Alltel strives to address the needs of a variety of customer segments, stimulate usage, increase penetration, and improve customer retention rates through a diverse product offering and pricing strategy.  To accomplish these objectives, the Company offers competitive local, statewide, and national service plans.  These service plans include packages of daytime, night and weekend, and mobile-to-mobile minutes.  Customers can choose lower monthly access plans with fewer minutes, while customers needing more minutes can choose slightly higher access plans with more minutes.  Alltel also offers several family service plans, which give customers the option to share minutes by adding additional lines of service at discounted rates.  These family service plans help target the growing number of families that have integrated wireless into their lives.

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

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Product Offerings and Pricing (Continued)

The wireless industry has continued to offer higher recurring revenue plans which provide a large number of packaged minutes, unlimited night and weekend calling, long-distance within the United States, and free mobile-to-mobile calling as integral components of the plan.  Certain of the national carriers recently have begun to offer unlimited rate plans, which for a monthly rate of $99.99 per month, provide customers with the ability to call for free anyone in the United States including landline numbers.  Through reciprocal roaming agreements with other domestic wireless companies, Alltel is able to offer its customers competitively-priced rate plans that provide nationwide coverage.  These roaming agreements provide Alltel’s customers with the capability to use their wireless telephones while traveling outside the Company’s service areas.  In 2000, Alltel and Verizon Wireless signed a reciprocal roaming agreement, which expires in January 2010.  During 2006, Alltel signed a 10-year roaming agreement with Sprint Nextel Corporation (“Sprint”) and extended its Global System for Mobile Communications (“GSM”) roaming agreement with AT&T until 2012.  The Sprint roaming agreement provides for voice, 1xRTT and EV-DO roaming and expands on Alltel’s existing roaming relationship with Sprint, while the AT&T roaming agreement provides for expansion of GSM roaming services into areas outside of Alltel’s GSM footprint that had been acquired in the Western Wireless transaction.  These roaming agreements allow customers of each of the companies to roam on each other’s networks.

During 2006, Alltel launched “My Circle”, an offering that allows customers on select plans to choose ten numbers they want to call for free – any number, any network.  These numbers are shared by other lines on the account and can be changed daily by accessing an online account system.  Calls to and from these numbers, whether to a wireless or landline number, are free for the customer.  My Circle has helped differentiate Alltel in the market while allowing customers to have control over their wireless service.  Additionally, My Circle promotes customer loyalty.  Existing customers were allowed to take advantage of My Circle without having to extend their contracts.  In 2007, Alltel expanded its My Circle offerings to include voice and data bundles which allows customers to add data and email offerings in addition to voice and messaging on their My Circle plan.  Recently, Alltel also introduced different sizes of its My Circle offering that allow customers to choose five, ten or twenty numbers to call for free based on the price point of the rate plan they select.

The creation of voice/data bundle offerings have provided customers with additional choices and have allowed Alltel to increase the number of customers who utilize data services.  During 2007, Alltel continued to see significant growth in data revenues driven primarily by the expansion of its 1xEV-DO data network and wireless Internet services and the introduction of Smart Choice Packs.  Smart Choice Packs provide customers with smart phones (handset devices capable of combining voice functions with calendar, address book, email and Internet access) to choose from five voice and data bundle plans that include unlimited data, email and text messaging.  Alltel’s wireless Internet service provides customers with unlimited broadband access to the Internet using a mobile phone for tethering, a smart phone for Internet access, or a data card.  Alltel also experienced growth in its data revenues as a result of multiple data service offerings launched during 2007 to encourage data use by customers, including Axcess Ringbacks, Celltop, Jump Music, Family Finder, and voicemail-to-text services.  Axcess Ringbacks allows a customer to switch out the usual ringing sound a caller hears with thousands of different song choices.  Celltop offers customers an easier way to access, manage and organize a wide range of information already available via their cell phone.  Celltop is free-of-charge and currently offers 10 cells that come pre-installed and via download.  Each cell is a category-specific half screen comprised of graphics and text that provides shortcuts for users to navigate through information and applications including call log, weather, news, baseball, basketball, football, rodeo, stocks, text messaging inbox and ringtones.  Jump Music allows customers to transfer music files from their personal computers to their wireless phone.  Family Finder gives parents the ability to monitor the location of their children via their mobile phone or home personal computer.  Voicemail-to-text services instantly converts a voicemail message into text messages that are delivered to a customer’s phone and permits the user to retrieve and respond to the message without having to dial into voicemail.

Alltel offers prepaid voice service under the product name, “U Personalized Prepaid”.  Prepaid service offers an alternative to postpaid service.  Paying in advance for service allows customers to control their payment expenses and avoid overage charges, because prepaid service is only active until the funds on the account are depleted.  “U Personalized Prepaid” is sold in Alltel’s retail stores, authorized agent locations and Wal-Mart and Target stores.  U Personalized Prepaid allows customers to select from a family of customizable rate plans, including options to pay by the minute, the day or the month.  Alltel’s prepaid customers are also able to choose from many Axcess services, including text messaging, picture messaging and content downloads.  As of December 31, 2007, prepaid customers represented approximately 11 percent of Alltel’s wireless customer base.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Product Offerings and Pricing (Continued)

Primarily driven by improvements in data revenues and the effects of Universal Service Fund (“USF”) support received by Alltel as an Eligible Telecommunications Carrier (“ETC”), retail revenue per customer per month increased 3 percent to $48.40 in 2007, compared to $47.02 in 2006.  Maintaining low postpay customer churn rates (average monthly rate of customer disconnects) is a primary goal of the Company, particularly as customer growth rates slow due to increased competition and higher penetration levels in the marketplace.  Alltel experienced an average monthly postpay customer churn rate in its wireless service areas of 1.28 percent for the year ended December 31, 2007, compared to 1.57 percent and 1.77 percent for the years ended December 31, 2006 and 2005, respectively.  To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.

Marketing

Alltel’s marketing strategy is to create and execute products, services and communications that drive growth while optimizing its marketing return on investment and minimizing customer churn rates.  The Company’s marketing campaigns emphasize that Alltel is a customer-focused communications company offering the nation’s largest wireless network—covering more of the country than any other wireless company.  The Company builds consumer awareness and promotes the Alltel brand by strategically advertising and differentiating relevant customer benefits, calling plans, price promotions and new products.  The Alltel brand works to establish an emotional connection with current and prospective customers by focusing on meeting the real needs of the customer.  The Company’s marketing campaigns target customer segments by usage patterns including individuals, families, and businesses.  Alltel uses segmented marketing to target new customers, especially those switching from other carriers, as well as retaining current customers.

Distribution

Alltel distributes its products and services in each of its markets through company-owned retail stores, company-owned retail kiosks, dealers and direct sales representatives.  Alltel also distributes products utilizing direct fulfillment to customers who shop online at Alltel’s web store or by phone through Alltel’s sales action call centers.  Using multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of Alltel’s products and services and to reduce its reliance on any single distribution channel.

Alltel currently conducts its retail operations in more than 750 locations strategically located in neighborhood retail centers and shopping malls to capitalize on favorable demographics and retail traffic patterns.  The Company’s retail focus is to attract new customers through competitive phone and service offerings as well as to offer existing customers new and expanded services.

Alltel also contracts with large national retail stores to sell wireless products and services directly through their kiosks.  The Company utilizes retail sales representatives at kiosks in large retailers to take advantage of high traffic generated by the retailers.  Existing customers can purchase wireless telephone accessories, pay bills or inquire about Alltel’s services and features while in retail stores or at kiosks.  Through dedicated customer service at its retail stores and kiosks, the Company’s goal is to build customer loyalty and increase the retention rate of new and existing customers.

Alltel’s direct sales force focuses its efforts on selling and servicing larger business customers who have multiple lines of service.  Direct sales representatives are trained to sell to and service the demands of larger wireless customers who often have special service and equipment requirements.

The Company enters into dealer agreements with national and local retailers and discounters in its markets.  In exchange for a commission payment, these dealers solicit customers for the Company’s wireless services.  The commission payment is subject to charge-back provisions if the customer fails to maintain service for a specified period of time.  Similar to the Company’s retail stores and kiosks, the majority of Alltel’s dealers can also service existing customers by offering additional services, features, accessories, and taking bill payments.  This arrangement increases store traffic and sales volume for the dealers and provides a valuable source of new customers for the Company.  Alltel actively supports its dealers with regular training and promotional support, and dealers provide a valuable source of new customers for the Company.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Distribution (Continued)

Alltel provides consumers and business customers with the opportunity to shop for the majority of Alltel’s products and services by phone or the internet via Alltel’s web store, shopalltel.com.  Phones and accessories purchased through these distribution channels are delivered directly to the customer.  These channels provide customers with exclusive pricing where appropriate, and are able to respond quickly to market changes.

Competition

Substantial and increasing competition exists within the wireless communications industry.  Cellular, Personal Communications Services (“PCS”) and Enhanced Specialized Mobile Radio service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers.  PCS services generally consist of wireless two-way communications services for voice, data and other transmissions employing digital technology.  The entry of multiple competitors, including PCS providers, within the Company’s wireless markets has made it increasingly difficult to attract new customers and retain existing ones.  Competition for customers among wireless service providers is based primarily on the types of services and features offered, call quality, customer service, network coverage, and price.  Pricing competition has lead to the introduction of lower priced plans, unlimited calling plans, plans that allow customers to add additional units at attractive rates, plans that offer a higher number of bundled minutes for a flat monthly fee, or a combination of these features.  Alltel has responded to this growing competitive environment by capitalizing on its position as an incumbent wireless service provider by providing high capacity networks, strong distribution channels and superior customer service and by developing competitive rate plans and offering new products and services.  Alltel’s ability to compete successfully in the future will depend upon the Company’s ability to anticipate and respond to changes in technology, customer preferences, new service offerings, demographic trends, economic conditions, and competitors’ pricing strategies.

In the current wireless market, Alltel’s ability to compete also depends on its ability to offer regional and national calling plans to its customers.  As previously noted, the Company depends on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by Alltel’s network.  These agreements are subject to renewal and termination if certain events occur, including if network quality standards are not maintained.  If the Company were unable to maintain or renew these agreements, Alltel’s ability to continue to provide competitive regional and nationwide wireless service to its customers could be impaired, which, in turn, would have an adverse effect on its operations.  (See further discussion regarding the potential effects of competition under “Risk Factors” in Item 1A).

Technology

Since inception, mobile wireless technologies have seen significant improvements in speed, capacity, quality, and reliability.  The first-generation of wireless technology was analog, while second-generation technologies employ digital signal transmission technologies.  Third-generation technologies, which are currently being deployed in the United States, provide even greater data transmission rates and allow the provisioning of enhanced data services.

Alltel has maintained its first-generation analog services as mandated by the FCC, however, that requirement expired on February 18, 2008, and Alltel will begin phasing out analog services on April 1, 2008.  Second-generation digital systems in the United States compress voice and data signals, enabling a single radio channel to simultaneously carry multiple signal transmissions.  Compared to analog, CDMA digital technology provides expanded channel capacity and the ability to offer advanced services and functionality.  In addition, digital technology improves call quality and offers improved customer call privacy.

Third-generation digital wireless technologies increase voice capacity, allow high-speed wireless packet data services, and are capable of supporting more complex data applications.  In 2007, Alltel continued to deploy CDMA 2000 1xRTT data services, bringing this third-generation coverage to 96 percent of Alltel’s POPs, up from 94 percent in 2006.  In addition, during 2007 the Company continued expanding its CDMA 2000 1xEV-DO coverage to include 76 percent of Alltel’s POPs, with approximately 90 percent of Alltel’s POPs covered as a result of EV-DO roaming agreements.  The Company will continue to deploy 1x-EVDO and expects to cover approximately 82 percent of its POPs with 1x-EVDO capability by the end of 2008.  EV-DO technologies provide a broadband wireless environment capable of supporting various leading edge wireless multimedia features and services along with enhanced speed on currently offered applications.  Beginning in 2008, the Company will upgrade selected markets to EV-DO Rev A, the next evolution of EV-DO technologies, which provides additional enhancements in data throughputs and multimedia features.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Regulation

Alltel is subject to regulation primarily by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”).  The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, outage reporting, spectrum usage, license requirements, market structure, universal service obligations, and consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”), and the Communications Assistance for Law Enforcement Act (“CALEA”), accessibility requirements (including hearing aid capabilities), and environmental matters governing tower siting.  States are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers.  The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings pending at the FCC, and state regulatory and legislative initiatives, the effects of which could significantly impact Alltel’s wireless telecommunications business in the future.

Regulation – Wireless Spectrum

Alltel holds FCC authorizations for Cellular Radiotelephone Service (“CRS”), PCS, and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the “FCC licenses”).  Generally, FCC licenses are issued initially for 10-year terms and may be renewed for additional 10-year terms upon FCC approval of the renewal application.  The Company has routinely sought and been granted renewal of its FCC licenses without contest and anticipates that future renewals of its FCC licenses will be granted.  Minority, non-controlling interests in an FCC license generally may be transferred or assigned without prior FCC approval, subject to compliance with the restrictions under the 96 Act on ownership interests held by foreign entities.  However, significant changes in ownership or control of an FCC license require prior approval by the FCC, and interested parties are afforded the opportunity to file comments or formal petitions contesting the transaction.  Alltel’s wireless licenses are subject to renewal and potential revocation in the event the Company violates applicable laws.  (See “Item 1A. Risk Factors” for additional information regarding Alltel’s wireless licenses.)

As of December 31, 2007, Alltel held 154 PCS licenses representing approximately 34 million POPs.  All of the Company’s PCS licenses are for 10 MHz-wide broadband PCS systems.  PCS licenses are granted for 10-year terms, and licensees must meet certain network build-out requirements established by the FCC to maintain the license in good standing.  In order to meet the FCC’s build-out requirements, Alltel must construct networks in each licensed market that provide coverage to at least 25 percent of the population in the market within five years after the initial grant of the license or, alternatively, make a showing of “substantial service” within that same five-year period.  Alltel met the FCC’s build out requirements for its PCS licenses.

Cellular systems operate on one of two 25 MHz-wide frequency blocks that the FCC allocates and licenses for CMRS service referred to as the A and B block cellular systems.  The FCC has eliminated the prohibition on the common ownership of both cellular licenses in the same market area, regardless of whether the market is rural or metropolitan.

The FCC has eliminated the categorical limits on the amount of CMRS spectrum that a licensee may hold.  The FCC now evaluates acquisitions and mergers on a case-by-case basis to determine whether such transactions will result in excessive concentration of wireless spectrum in a market.  The FCC has recently increased the spectrum threshold for evaluating excessive concentration of wireless spectrum in the context of acquisitions and mergers to 95 MHz.

The FCC conducts proceedings and auctions through which additional spectrum is made available for the provision of wireless communications services, including broadband services.  In 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others.  The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in 2004.  The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies.  The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions.  The FCC completed the auction for Advanced Wireless Services (“AWS”) spectrum and is currently holding the auction of spectrum in the 700 MHz band.  Alltel did not participate in the AWS spectrum auction, but the Company did file an application to participate in the 700 MHz auction.  The FCC also continues to consider various uses of unlicensed spectrum and sharing of currently allocated spectrum between various users.  The FCC has, for example, instituted a rulemaking on the use of “white spaces” in the television spectrum on an unlicensed basis.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Regulation – Wireless Spectrum (Continued)

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

Regulation – Universal Service

To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs.  CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds.  The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered.  The safe-harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment is presently 37.1 percent.

CMRS providers, like Alltel, also are eligible to receive support from the federal USF if they obtain designation as an ETC.  CMRS provider ETCs receive support based upon the costs of the underlying incumbent local exchange carrier (“ILEC”) pursuant to the identical support rule.  The collection of USF fees and distribution of USF support are under continual review by federal and state legislative and regulatory bodies and are subject to audit by Universal Service Administration Corporation (“USAC”).  Certain of Alltel’s contributions to, and distributions from, the USF are the subject of on-going USAC audits.  The Company does not anticipate any material adverse findings resulting from these audits.

As a condition of the Merger, the FCC imposed an interim cap on the annual amount of USF support Alltel is entitled to receive as an ETC, measured as of June 30, 2007 on an annualized basis.  The interim cap is to remain in place until long-term USF reforms are adopted by the FCC addressing the appropriate distribution of support among ETCs or Alltel files and justifies support based upon its actual costs by providing specific quarterly cost data information that is measured against certain ILEC cost benchmarks.  Alltel would also have to agree to meet certain E-911 standards in advance of the current 2012 deadline in order to be relieved of the interim cap.

In considering long-term reform of the USF, the Federal-State Universal Service Joint Board (“Joint Board”) has recommended, among other things, to cap universal service support for all competitive eligible telecommunications carriers. The FCC is considering this recommendation and/or implementing other changes to the way USF is disbursed to program recipients.  Most recently the FCC issued three separate Notices of Proposed Rulemaking (“NPRM”) seeking comment on (i) the use of reverse auctions to determine the amount of USF support to provide to ETCs; (ii) the amount of support provided to competitive ETCs – tentatively rejecting the continued use of the identical support rule; and (iii) the previous recommendations of the Joint Board regarding support mechanisms for future focus on broadband services, traditional landline voice and mobility offerings under separate capped funds.  It is not possible to predict whether or when any of the NPRMs will be adopted.  It is also not possible at this time to predict the impact of the adoption of one or more of these recommendations on Alltel’s operations; however, implementation of some of the proposals could significantly affect the amount of USF the Company receives.

The Company is designated as an ETC and receives federal USF with respect to the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Company also receives state universal service support for certain product offerings in Texas.

The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services.  Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC designations.  As of December 31, 2007, the Company believes that it is substantially compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to the receipt and collection of universal service support.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Regulation – E-911

Wireless service providers are required by the FCC to provide E-911 in a two-phased approach.  In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  In phase two, carriers that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds, culminating with a requirement that carriers reach a 95 percent deployment level of ALI capable handsets within their subscriber base by December 31, 2005.  ALI capability permits more accurate identification of the caller’s location by PSAPs.  Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services where the carrier maintained no retail presence in that market.  In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area.  Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.

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

The FCC initiated a rulemaking in response to a petition for declaratory ruling seeking to specify the basis upon which CMRS carriers must measure the accuracy and reliability of the location data provided to PSAPs for E-911 Phase II service.  On September 11, 2007, the FCC adopted an order establishing new E-911 accuracy standards that require a carrier to meet the Phase II location accuracy standards within the geographic area served by individual PSAPs, and setting time benchmarks under which carriers must achieve Phase II location accuracy over progressively smaller geographic areas until individual PSAP level testing is met.  The FCC’s order remains subject to reconsideration and judicial appeal, the outcome of which cannot be foreseen by the Company.  Various carriers have sought a stay of the FCC’s order, and the Company has supported those requests.  On March 12, 2008, the FCC issued a six-month stay of the initial E-911 accuracy compliance standards, extending the deadline for compliance to March 11, 2009.  If the FCC’s order is upheld upon judicial appeal, the Company believes that compliance will present significant challenges to the industry as a whole from both a financial and technical perspective.

Regulation – CALEA

CALEA requires wireless and wireline carriers to ensure that their networks are capable of accommodating lawful intercept requests received from law enforcement agencies.  The FCC has imposed various obligations and compliance deadlines, including those for Voice Over Internet Protocol (“VOIP”) and Broadband Internet Access Services, with which Alltel has materially complied.  The FCC has under consideration a petition filed by law enforcement agencies alleging that the standards for packet data transmission for CDMA 2000 providers are deficient under CALEA.

Regulation – Inter-Carrier Compensation

Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers.  State public service commissions were granted jurisdiction to arbitrate disputes between CMRS providers and other carriers if they fail to reach agreement with respect to the rates and terms and conditions associated with the interconnection of their networks and exchange of telecommunications traffic.  The Company

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Regulation – Inter-Carrier Compensation (Continued)

is in negotiation or arbitration with various carriers to establish the rates, terms and conditions of interconnection.  None of these are anticipated to significantly affect Alltel’s costs of providing service.  There is a pending rulemaking at the FCC addressing inter-carrier compensation, which could impact Alltel’s future costs to provide service; however it is not possible to predict whether or when that proceeding will conclude or what the result and impact will be.

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

CMRS providers in the top 100 markets were required by the FCC to implement by November 24, 2003 (and, for all other markets, by May 24, 2004, or six months after the carrier receives its first request to port, whichever is later) wireless local number portability (“WLNP”), which permits customers to retain their existing telephone number when switching to another telecommunications carrier.  The FCC has also required LECs in the top 100 markets, beginning on November 24, 2003 (and beginning on May 24, 2004 for all other markets), to port numbers to wireless carriers where the coverage area of the wireless carrier (i.e., the area in which the wireless carrier provides service) overlaps the geographic location of the rate center in which the wireline number is provisioned, provided that the wireless carrier maintains the rate center designation of the number.  An appeal by the United States Telecommunications Association (“USTA”), along with certain rural telephone companies, of the FCC’s November 10, 2003 decision before the U.S. Court of Appeals for the District of Columbia Circuit was denied, although the FCC's order with respect to the intermodal porting obligations of certain small carriers was stayed and remanded to the FCC for further proceedings to address its regulatory flexibility analysis.  In a recently issued order, the FCC resolved the remand to require small carriers to provide number portability.  Additionally, the FCC also applied local number portability requirements to VOIP providers and limited the number of validation elements that could be required by a carrier before porting out a former subscriber’s telephone number.

Regulation – Customer Billing

The FCC requires CMRS carriers to ensure that the descriptions of line items on customer bills are clear and not misleading, and has declared that any representation of a discretionary item on a bill as a tax or government-mandated charge is misleading.  The Federal Court of Appeals for the Eleventh Circuit (“Eleventh Circuit Court”) has vacated an order of the FCC preempting states from requiring or prohibiting the use of line items on CMRS carriers’ bills and remanded the decision to the FCC for further proceedings.  In February 2007, two CMRS providers filed a petition for a writ of certiorari to the United States Supreme Court (“Supreme Court”), seeking review of the Eleventh Circuit Court’s decision, which has been denied.  The FCC is also considering additional CMRS billing regulations and state preemption issues including whether early termination fees constitute a rate, and consequently, are beyond a state’s regulatory jurisdiction.

Regulation – Regulatory Treatment for Wireless Broadband

The FCC has determined that wireless broadband internet access services are information services under the Communications Act, and, as such, are subject to similar regulatory treatment as other broadband services such as fiber to the home, cable modem, Digital Subscriber Line (“DSL”), and broadband over power line services.  Certain interconnected broadband services, such as VOIP have been made subject to various FCC mandates including E-911, CALEA, Customer Proprietary Network Information (“CPNI”), contributions to the Telecommunications Relay Services, universal service contributions and access for the disabled, and will apply to Alltel to the extent it offers wireless VOIP services or should the FCC extend the various mandates to broadband services generally.  Further, the FCC has instituted an inquiry into whether regulatory intervention is necessary in the broadband market to ensure network neutrality as well as inquiries into various open access requirements on wireless carriers both with regard to devices and applications.  At the same time, various public interest groups are urging the FCC to determine that text messaging services are subject to common carrier regulation, or in the alternative, to impose anti-discrimination regulation should text messaging be found to be an information service.

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Regulation – CMRS Roaming

The FCC concluded a rulemaking proceeding in which it examined the potential rules to be applied to automatic roaming relationships between carriers. The FCC’s prior rules required only that manual roaming be provided by a carrier to any subscriber in good standing with his/her home market carrier.  Automatic roaming agreements, although common throughout the CMRS industry, are not currently mandated by the FCC.  The FCC’s new rules require automatic roaming agreements between carriers subject to certain limitations, but does not mandate price regulation.  The Company believes the FCC’s rules are generally consistent with its practice.  The new roaming regulations are subject to reconsideration requests which remain pending before the FCC.

Regulation – Customer Proprietary Network Information (“CPNI”)

The FCC concluded its rulemaking governing the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information.  New FCC rules, which took effect on December 8, 2007, specify new notice and customer authentication requirements as well as both certification requirements and limitations on the disclosure of CPNI to the carriers joint venture partners and contractors.  The new rules remain subject to judicial appeal and FCC reconsideration as well as Office of Management and Budget (“OMB”) approval under the Paperwork Reduction Act.

Regulation – Analog Sunset

Under current FCC rules, carriers are no longer required to offer analog wireless services after February 2008.  This analog “sunset” rule was the subject of petitions seeking extension of the analog requirement beyond 2008, which were denied by the FCC by order dated June 15, 2007.  Alltel plans to migrate its customers and network in phases to all digital service after the sunset of the rule.

Regulation – Warn Act/Emergency Alerts

On October 13, 2006, the Warn Act was signed into law, which provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols recommended by an advisory committee and adopted by the FCC.  The FCC convened the industry advisory committee required under the Warn Act to consider technical standards and operating protocols, which were approved by the committee on October 3, 2007.  The FCC has also initiated its formal rulemaking to adopt the technical requirements for the provision of emergency alerts under the Warn Act.  The rulemaking is pending before the FCC.

Regulation – Katrina Panel Recommendations

On June 8, 2007, the FCC released an order directing the Public Safety and Homeland Security Bureau to implement several of the recommendations of the panel convened to study network outages in the wake of Hurricane Katrina.  The FCC also adopted rules requiring wireless communications providers to have emergency back-up power for cell sites as well as to conduct studies and submit reports on the redundancy and resiliency of their E-911 networks.  The rules regarding back-up power were reconsidered by the FCC in an order issued October 4, 2007, and no new rules will go into effect until the OMB approves the information collection requirements.  The back-up power requirement has also been appealed to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit Court”).  On February 28, 2008, the D.C. Circuit Court granted a motion to stay the effectiveness of the FCC’s emergency back-up power rules, pending judicial review.  At this time, the Company is evaluating the impact of the new rules.

Item 1A.  Risk Factors

Alltel faces intense competition in our business that could reduce our market share or adversely affect our business, financial condition or results of operations.

Substantial and increasing competition exists in the wireless communications industry.  Multiple wireless service providers may operate in the same geographic area, along with any number of resellers that buy bulk wireless services from one of the wireless service providers and resell them to their customers.  In January 2003, the FCC lifted its rule imposing limits on the amount of spectrum that can be held by one provider in a specific market.  Competition may continue to increase as a result

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

of recent consolidation in the communications industry and to the extent that there are other consolidations in the future involving Alltel’s competitors.  The 700 MHz spectrum auction could also provide carriers an opportunity to extend operations into new geographic areas, thereby increasing competition and adversely affecting roaming revenues.

A majority of Alltel’s wireless markets have multiple carriers.  The presence of multiple carriers within Alltel’s wireless markets combined with the effects of aggregate penetration of wireless services in all markets has made it increasingly difficult to attract new customers and retain existing ones. While the recent consolidation in the wireless industry may reduce the number of carriers in Alltel’s markets, the carriers resulting from such consolidation will be larger and potentially more effective in their ability to compete with Alltel.  Furthermore, the traditional dividing lines between long-distance, local, wireless, video and Internet services are increasingly becoming blurred as major providers are striving to provide integrated services in many of the markets Alltel serves.  As a result of increased competition, Alltel anticipates that the price per minute for wireless voice services will decline while costs to acquire customers, including, without limitation, handset subsidies and advertising and promotion costs, may increase.  Alltel’s ability to continue to compete effectively will depend upon its ability to anticipate and respond to changes in technology, customer preferences, new service offerings (including bundled offerings), demographic trends, economic conditions and competitors’ pricing strategies.  Failure to successfully market its products and services or to adequately and timely respond to competitive factors could reduce Alltel’s market share or adversely affect its business, financial condition or results of operations.

In the current wireless market, Alltel’s ability to compete also depends on its ability to offer regional and national calling plans to its customers.  Alltel relies on roaming agreements with other wireless carriers to provide roaming capabilities in areas not covered by its network.  These agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained.  Alltel’s roaming agreements with Verizon Wireless, AT&T, T-Mobile USA and Sprint expire in 2010, 2012, 2013 and 2016, respectively.  If Alltel is unable to maintain or renew these agreements, its ability to continue to provide competitive regional and nationwide wireless service to its customers could be impaired, which, in turn, would have an adverse impact on its wireless operations.

Alltel is subject to government regulation of the telecommunications industry.

As a provider of wireless communication services, Alltel is subject to regulation primarily by the FCC.  The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act and governing technical standards, outage reporting, spectrum usage, license requirements, market structure, universal service obligations, and consumer protection, including public safety issues like E-911, CALEA and accessibility requirements (including hearing aid capabilities) and environmental matters governing tower siting.  The FCC has rules and regulations governing the construction and operation of wireless communications systems and licensing and technical standards for the provision of wireless communication services.  The FCC also regulates the terms under which ancillary services may be provided through wireless facilities.  While the FCC has authority to regulate rates for wireless services, it has so far refrained from doing so.  States are preempted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are permitted to regulate the terms and conditions of wireless services which are unrelated to either rates or market entry.  The FCC and various state commissions regulate Alltel’s status as an ETC, which qualifies it to receive support from the USF, a fund created by the FCC to, among other goals, promote the availability of quality services in non-urban areas at just, reasonable and affordable rates.  For the year ended December 31, 2007, Alltel received approximately $340 million in ETC revenue.

The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking proceeding in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered. The Federal-State Universal Service Joint Board has recommended, among other things, to cap universal service support for competitive ETCs like Alltel, and the FCC is considering whether to adopt this recommendation and/or implement other changes to the way universal service funds are disbursed to program recipients.  Any such change could reduce the amount of ETC payments Alltel receives.  In addition, the FCC and FAA regulate the siting, lighting and construction of transmitter towers and antennae.  Tower siting and construction is also subject to state and local zoning as well as federal statutes regarding environmental and historic preservation.  The future costs to comply with all relevant regulations are to some extent unknown and could result in higher operating expenses in the future.  The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings at the FCC and state regulatory and legislative initiatives, the effects of which could significantly impact our wireless telecommunications business in the future.  In addition, the adoption of new regulations or changes to existing regulations (such as those relating to the USF or Alltel’s designation as an ETC) could result in higher operating expenses or loss of revenue in the future.

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

Rapid and significant changes in technology could require Alltel to significantly increase capital investment or could result in reduced demand for its services.

Technologies for wireless communications are rapidly changing as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences.  Alltel’s deployment of third-generation digital technologies will require it to make additional capital investments.  Furthermore, in the future, competitors may seek to provide competing wireless telecommunications service through the use of developing technologies such as WiFi, WiMax and VOIP.  The Company cannot predict which of many possible future technologies, products or services will be important to maintain its competitive position or what expenditures the Company will be required to make in order to develop and provide these technologies, products or services.  The cost of implementing or competing against future technological innovations may be prohibitive to the Company, and we may lose customers if we fail to keep up with these changes.

CDMA-based technologies currently serve less than 20 percent of the wireless users worldwide, with GSM-based technologies being the predominant technology globally.  The GSM operators are deploying Universal Mobile Telecommunications System (“UMTS”) technology as they migrate to third-generation networks.  If the global market for CDMA-based technologies decreases further and leads to either higher prices or lower availability of infrastructure equipment or handsets supporting CDMA-based technologies, we could be forced to migrate to either GSM- or UMTS-based technologies to remain competitive.  This would require us to make extensive capital investments and potentially incur asset write-downs, which could adversely affect our business, financial condition or results of operations.

Other wireless service providers have announced their intent to deploy fourth generation network technologies, such as Long Term Evolution, or LTE.  There are risks that current or future versions of the wireless technologies and evolutionary path that Alltel has selected or may select may not be demanded by customers or provide the advantages that we expect.  In addition, there are risks that other wireless carriers on whom our customers roam may change their technology to other technologies that are incompatible with ours.  As a result, the ability of our and such other carriers' customers to roam on our respective wireless networks could be adversely affected.  If these risks materialize, our business, financial condition or results of operation could be materially adversely affected.

There can be no assurance that we will obtain licenses in the 700 MHz spectrum auction; if we do obtain licenses we may have to increase our capital expenditure.

The 700 MHz auction, or Auction 73, was completed by the FCC on March 18, 2008, however, the results of the auction have not been publicly released.  Alltel filed an application to participate in Auction 73; however, there can be no assurance that we will obtain any licenses in Auction 73. If we do not obtain any licenses, we could be placed at a competitive disadvantage or our business, financial condition or results of operations could be adversely affected. If we do obtain any licenses we may have to increase our capital expenditure in order to deploy any technologies that may develop for this spectrum and there can be no assurance that any such deployments will be successful.

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

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

A high rate of customer churn would negatively impact our business.

Wireless providers, including us, experience varying rates of customer churn.  We believe that customers change wireless providers for many reasons, including call quality, service offerings, price, coverage area and customer service.  We expect to incur significant expenses to improve customer retention and reduce churn by subsidizing product upgrades and/or reducing pricing to match competitors’ initiatives, upgrading our network and providing improved customer service.  There can be no assurance that these efforts will be successful or that these efforts, if successful, will result in a lower rate of customer churn.  A high rate of churn would adversely affect our business, financial condition or results of operations because we would lose revenue and because the cost of adding a new customer, which generally includes a higher commission expense than incurred for retention of a current customer, is a significant factor in income and profitability for participants in the wireless industry.

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

We rely heavily on third parties to provide specialized products and services; a failure by such parties to provide the agreed upon services could materially adversely affect our business, results of operations and financial condition.

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

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

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

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.  We assess potential impairments on indefinite-lived intangible assets, including goodwill and wireless licenses annually, and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist.  If we do not achieve our planned operating results, this may ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived intangible assets.  A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.

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

Our success in the wireless services telecommunications industry will continue to depend to a significant extent on our senior management team, buyers and key sales associates.  We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that would be difficult to replace.  If we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key vendors or to provide relationship-based customer service may suffer.  We cannot provide any assurance that we will be able to retain our current senior management team, buyers or key sales associates.  The loss of any of these individuals could adversely affect our business, financial condition or results of operations.

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

We could incur significant costs resulting from compliance with or liability under environmental, health and safety laws and regulations.

Our operations are subject to environmental laws and regulations relating to the protection of the environment and health and safety, including those governing the use, management and disposal of, and exposure to, hazardous materials, the cleanup of contamination and the emission of radio frequency. While we believe our current operations are in substantial compliance with such laws and regulations, our operations at owned and operated properties, including the current and historic use of hazardous materials, could require us to incur significant costs resulting from compliance with or violations of such laws and regulations, the imposition of cleanup obligations and third-party suits.

Alltel's substantial amount of debt could adversely affect our cash flow and our ability to operate our business and impair our ability to raise additional capital on favorable terms.

As of December 31, 2007, we had approximately $23.5 billion in long-term debt outstanding.  We also may incur additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing credit facilities and indentures, which would increase our total debt.  Our substantial amount of debt could have negative consequences to our business.  For example, it could:

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of cash flows from operations to interest and principal payments on outstanding debt, thereby limiting the availability of cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry;

•	place us at a competitive disadvantage compared with competitors that have less debt; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt agreements.  If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness.

The terms of our new senior secured facilities, our new senior unsecured credit facilities, and the indenture governing the senior PIK toggle notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreements governing our new senior secured credit facilities and our new senior unsecured credit facilities and the indenture governing the senior PIK toggle notes contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.  Among other things, these covenants restrict our ability to:

•	incur additional debt or issue certain preferred shares;

•
pay dividends on or make other distributions in respect of our restricted subsidiaries’ capital stock or redeem, repurchase or retire our restricted subsidiaries’ capital stock or subordinated debt or make certain other restricted payments;

•	make certain investments;

•	engage in certain transactions with our affiliates;

•	sell certain assets, or consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	create liens on certain assets to secure debt; and

•	designate subsidiaries as restricted subsidiaries.

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

Under the terms of the new senior secured credit facilities, we are required to maintain a specific senior secured leverage ratio.  Our ability to meet such ratio can be affected by events beyond our control, and we cannot assure you that we will meet such ratio.  A breach of any of the restrictive covenants or the senior secured leverage ratio would result in default under the new senior secured facilities.  If any such default occurs, the lenders under the new senior secured credit facilities may elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would also result in an event of default under the senior PIK toggle notes.  The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

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

(Millions)
Land and improvements	$251.1
Buildings and improvements	836.4
Operating plant and equipment	3,650.3
Information processing	368.8
Furniture and fixtures	99.8
Total	$5,206.4

Operating plant and equipment consists of cell site towers, switching, controllers and other radio frequency equipment. Information processing plant consists of data processing equipment, purchased software and capitalized internal use software costs.

Item 3.  Legal Proceedings

The Company is involved in certain legal matters that are discussed in Note 17 to the audited consolidated financial statements included in this Annual Report on Form 10-K.  In addition to those matters, the Company is also a party to various legal proceedings arising from the ordinary course of business.  Although the ultimate resolution of these various proceedings cannot be determined at this time, management of Alltel does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2007.

Alltel Corporation
Form 10-K, Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Merger, Alltel’s $1.00 par value common stock was listed on the NYSE under the ticker symbol “AT”.  Subsequent to the Merger, the Company’s common stock is privately-held and there is no established public trading market for the stock.  As of December 31, 2007, there were 71 holders of record of Alltel’s common stock.

As a privately-held company, Alltel does not expect to pay any cash dividends.  Prior to the Merger on November 16, 2007, Alltel declared and paid quarterly dividends.  During the first and second quarters of 2006, Alltel declared dividends of $.385 per share.  Following the spin-off of its wireline business on July 17, 2006, Alltel lowered its annual dividend rate from $1.54 to $.50 per share.  As a result, Alltel declared dividends of $.125 per share for the third and fourth quarters of 2006 and the first three quarters of 2007.  In addition, dividends declared for the third quarter of 2006 included a one-time dividend of $.048 per share related to the spin-off.

Item 6.  Selected Financial Data

For information pertaining to Selected Financial Data of Alltel, refer to pages F-33 and F-34 of the Financial Supplement, which is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alltel, refer to pages F-2 to F-32 of the Financial Supplement, which is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to pages F-27 and F-28 of the Financial Supplement, which is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of Alltel, refer to pages F-35 to F-87 of the Financial Supplement, which is incorporated by reference herein.

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

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-35 of the Financial Supplement, is incorporated by reference herein.

Alltel Corporation
Form 10-K, Part II

Item 9A.  Controls and Procedures (Continued)

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Alltel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report, and they have concluded that there were no changes to Alltel’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alltel’s internal control over financial reporting.

Item 9B.  Other Information

No reportable information under this item.

Form 10-K, Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Following the Merger, our Board of Directors has seven members.  Our current directors serve for a one year term and until their respective successors are elected or until the earlier of their resignation, death or removal.  During 2007, there was one meeting of Alltel’s Board of Directors and the Board of Directors most recently held a meeting on January 25, 2008.

The following table sets forth information concerning each of our directors, who have served on our Board since November 16, 2007:

Name	Age	Position
Scott T. Ford	45	President, Chief Executive Officer and Director
James Coulter	48	Director
Gene Frantz	41	Director
Joseph H. Gleberman	50	Director
John W. Marren	45	Director
Leo F. Mullin	65	Director
Peter Perrone	40	Director

Scott Ford is Alltel’s President and Chief Executive Officer. Mr. Ford joined Alltel in 1996 as Executive Vice President. He was named President in 1997, assumed the additional duties of Chief Operating Officer in 1998 and was named Chief Executive Officer in 2002.  He previously worked in the investment banking divisions of Merrill Lynch and Stephens Inc. Mr. Ford previously served as the Chairman of the Cellular Telecommunications and Internet Association and as a director of the Little Rock Branch of the Federal Reserve Bank of St. Louis.  He currently serves on the board of directors for Tyson Foods, Inc.  He earned a BSBA in finance from the University of Arkansas.

James Coulter co-founded TPG Capital, L.P. in 1992 and has been Managing General Partner of TPG Capital, L.P. for more than eight years.  From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc.  From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments.  Mr. Coulter also serves on the board of directors of Lenovo Group Limited, Neiman Marcus Inc., J. Crew Group, Inc., and Zhone Technologies, Inc.

Gene Frantz is a Partner at TPG Capital, L.P. specializing in the technology and telecom sectors.  Prior to joining TPG in 1999, Mr. Frantz worked at Oracle Corporation, most recently leading its venture capital effort, where he was responsible for making equity investments in software and internet companies.  Prior to joining Oracle, Mr. Frantz was a Vice President at Morgan Stanley, specializing in technology mergers and acquisitions spanning the semiconductor, data networking, software and internet sectors.  Mr. Frantz received an M.B.A. from Stanford Business School and a B.S. from the University of California, Berkeley.  Mr. Frantz serves on the boards of directors of Freescale Semiconductor, Inc. and SMART Modular Technologies, Inc.

Alltel Corporation
Form 10-K, Part III

Item 10.  Directors, Executive Officers and Corporate Governance (Continued)

Joseph Gleberman has been a Managing Director in Goldman, Sachs & Co.’s Principal Investment Area since 1993.  Prior to joining the Principal Investment Area, he served in a variety of capacities in the Investment Banking Division and the Mergers & Acquisitions Department at Goldman, Sachs & Co., which he joined in 1982.  Mr. Gleberman currently serves on the board of directors of Limelight Networks, Inc. and several private companies.  Mr. Gleberman received a B.A. and an M.A. from Yale University, and an M.B.A. from Stanford University.

John Marren is a Partner at TPG Capital L.P. and leads TPG’s technology team.  From 1996 through April 2000, Mr. Marren was Managing Director and Co-Head of Technology Investment Banking at Morgan Stanley.  From 1992 to 1996, he was Managing Director and Senior Semiconductor Analyst at Alex, Brown and Sons.  Mr. Marren is currently the Chairman of the board of directors of MEMC Electronic Materials, Inc. and serves on the boards of directors of Celerity Group Inc., Conexant Systems, Inc., Freescale Semiconductor Inc., Intergraph Corp, Isola Group S.à.r.l., ON Semiconductor Corporation, and SunGard Data Systems Inc.  Mr. Marren received his B.S. in Electrical Engineering from the University of California in Santa Barbara.

Leo Mullin is a Senior Advisor for Goldman Sachs Capital Partners L.P. on a part-time basis, and serves on the board of several private companies on behalf of Goldman Sachs Capital Partners L.P.  He is the former CEO of Delta Air Lines, having served in that position from 1997 through 2003.  Formerly, he has held the position of Vice Chairman of Commonwealth Edison, President and Chief Operating Officer of First Chicago Corporation, Chairman and CEO of American National Bank and Partner at McKinsey & Co.  He serves on the boards of directors of Johnson and Johnson Inc., and ACE Limited.  He is also a member of The Business Council.  Mr. Mullin received A.B., M.S. and M.B.A. degrees from Harvard University.

Peter Perrone was named Managing Director in Goldman, Sachs & Co.’s Principal Investment Area in 2007.  Prior to joining the Principal Investment Area in 2001, Mr. Perrone worked in the High Technology Group at Goldman, Sachs & Co., where he started as an Associate in 1999.  Mr. Perrone also currently serves on the boards of directors of Limelight Networks, Inc., Teneros, Inc., Tervela, Inc, Veoh Networks, Inc., and Woven Systems, Inc.  Mr. Perrone received a B.S. from Duke University, an M.S. from the Georgia Institute of Technology and an M.B.A. from the Massachusetts Institute of Technology, Sloan School of Management.

In previous years, our Board utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (“NYSE”) when determining whether or not members of our Board were independent.  In connection with the Merger, the Sponsors agreed that they each would have proportional representation on our Board.  As a result, three of our current directors are affiliates of TPG Partners V, L.P. and three of our current directors are affiliates of GS Capital Partners VI Fund, L.P, while the remaining director is the President and Chief Executive Officer of the Company.  Taking into account the direct affiliation that each member of our Board has with TPG, Goldman Sachs or the Company, no current director of the Company is “independent” under the NYSE independence standards.

Prior to the Merger, the Board of Directors consisted of Scott T. Ford, John R. Belk, Peter A. Bridgman, William H. Crown, Joe Ford, Lawrence L. Gellerstedt, III, Emon A. Mahony, Jr., John P. McConnell, Josie C. Natori, John W. Stanton, Warren Stephens and Ronald Townsend and had four standing committees, each of which, except for the Executive Committee, was required by its charter to consist of no fewer than three directors, satisfying the applicable independence criteria of the NYSE.  The members of the Governance Committee were Lawrence L. Gellerstedt, III (Chairman), John R. Belk, William H. Crown and Josie C. Natori.  The members of the Audit Committee were Peter A. Bridgman (Chairman), William H. Crown, John P. McConnell and Ronald Townsend.  The members of the Compensation Committee were John P. McConnell (Chairman), John R. Belk, Peter A. Bridgman and Josie C. Natori.  On November 16, 2007, each member of these committees resigned such member’s position as a member of the Company’s Board of Directors as part of the Merger.

Currently, and as a result of the Merger, the Company’s Common Stock is held by a small number of stockholders, including the Sponsors and certain members of our senior management.  As noted above, the Sponsors have agreed to maintain proportional representation on the Company’s Board.  Prior to the Merger, our standing Governance Committee was principally responsible for identifying individuals qualified to become members of the Board and recommending to the Board director nominees for election by the Company’s stockholders at annual stockholders meetings.  As the Company is now privately-held and the members of the Board are selected by the Sponsors, the Board has deemed it appropriate for the Company not to have a standing Governance Committee at this time.  For the same reasons stated above, the Board has also rescinded previously adopted procedures by which Alltel’s stockholders were permitted to submit director candidates to the Governance Committee for its consideration.

Alltel Corporation
Form 10-K, Part III

Item 10.  Directors, Executive Officers and Corporate Governance (Continued)

Currently, the Board of Directors has three standing Committees, the Audit, Compensation and Executive Committees.  A brief description of the functions of the Audit, Compensation and Executive Committees is set forth below.

The Audit Committee, which is governed by its charter, did not conduct any meetings during the period November 16, 2007 to December 31, 2007.  The Audit Committee’s first meeting of 2008 was held on January 24, 2008.  The Audit Committee assists the Board of Directors in overseeing Alltel’s financial statements and financial reporting process, disclosure controls and procedures and systems of internal accounting and financial controls, independent auditors’ engagement, performance, independence and qualifications, internal audit function, legal and regulatory compliance and ethics programs established by Alltel management.  Members of the Audit Committee are Peter Perrone (Chairman), Gene Frantz and Joe Gleberman.  In light of our status as a closely held company and the absence of a public trading market for our common stock, the Board has not designated any member of the Audit Committee as an “audit committee financial expert”.

The Compensation Committee, which is also governed by its charter, did not conduct any meetings during the period November 16, 2007 to December 31, 2007.  The Compensation Committee’s first meeting of 2008 was held on January 24, 2008.  The Compensation Committee assists the Board in fulfilling its oversight responsibility related to the compensation programs, plans, and awards for Alltel’s directors and principal officers.  Members of the Compensation Committee are Gene Frantz (Chairman) and Joe Gleberman.

The Executive Committee has the power and authority to transact all business for the Company and on its behalf when the full Board of Directors is not in session and subject to certain limitations set forth in the Company’s bylaws.  Members of the Executive Committee are Scott Ford, Gene Frantz and Joe Gleberman.

Alltel’s code of ethics, referred to as the “Working with Integrity” guidelines, applies to all employees and members of the Board of Directors, and is available on our Internet website at www.alltel.com on the Investor Relations page.  Alltel will disclose in the corporate governance section of the Investor Relations page on its web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K.  Alltel’s code of ethics is available free of charge upon request to Investor Relations, Alltel Corporation, One Allied Drive, Little Rock, Arkansas 72202.

Executive Officers

The executive officers of the Company (other than Mr. Ford who is listed above) are as follows:

Name	Age	Position
Jeffrey H. Fox	46	Chief Operating Officer
C.J. Duvall Jr.	49	Executive Vice President – Human Resources
Sharilyn S. Gasaway	39	Executive Vice President – Chief Financial Officer
Richard N. Massey	51	Chief Strategy Officer and General Counsel
Sue P. Mosley	49	Controller
Holly L. Larkin	35	Treasurer and Secretary

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide information about the philosophy and principles of Alltel Corporation (also referred to as “Alltel”, the “Company”, “we”, “our” and “us”) regarding its compensation program for our Chief Executive Officer, Chief Financial Officer, and the three other executive officers who were the most highly compensated in fiscal year 2007 (we refer to these individuals as our “Named Executive Officers”).

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

The following individuals are our Named Executive Officers for 2007:

•	Scott T. Ford, President and Chief Executive Officer

•	Sharilyn S. Gasaway, Executive Vice President and Chief Financial Officer

•	Jeffrey H. Fox, Chief Operating Officer

•	Richard N. Massey, Chief Strategy Officer and General Counsel

•	C.J. Duvall, Executive Vice President, Human Resources

Kevin L. Beebe, former Group President of Operations, is also considered a Named Executive Officer even though he was not an executive officer at the end of fiscal year 2007.  Mr. Beebe is included because he would have been among the three most highly compensated executive officers in 2007 had he not terminated employment prior to year end in connection with the acquisition of Alltel as further discussed below.

Background

At the beginning of 2007, the Compensation Committee of Alltel established the compensation levels for our Named Executive Officers.  Prior to the Merger, the Committee consisted of John P. McConnell, John R. Belk, Peter A. Bridgman and Josie C. Natori (the “Committee”) all independent directors under New York Stock Exchange listing requirements.  The decisions with respect to 2007 executive compensation were made by this prior Committee as part of Alltel’s annual compensation review and were based on Alltel’s compensation principles at that time.

On May 20, 2007, Alltel entered into a merger agreement providing for the acquisition of Alltel by TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (also, the “Sponsors”).  We refer to this transaction as the “Merger.”  The Merger was completed on November 16, 2007.  As a result of the Merger, Alltel became a privately-held company controlled by TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P., and our stock ceased to be listed on the New York Stock Exchange.  In anticipation of the Merger, the Committee approved certain modifications to the executive compensation programs for our Named Executive Officers to be effective on the date of Merger.  These modifications were generally intended to encourage our executives to remain employed with Alltel through and after the Merger. Upon completion of the Merger, our incumbent Board of Directors, including the members of the Committee, resigned, and new members of the Board were elected.  Alltel’s new Board of Directors adopted new equity incentive plans intended to immediately align the interests of the Named Executive Officers with our new stockholders and appointed a new Compensation Committee.  The post-Merger Compensation Committee consists of Gene Frantz and Joe Gleberman (“post-Merger Committee”) neither of which qualify as independent from the Company.  The following discussion provides a summary of our compensation principles and decisions for fiscal year 2007.

Objectives of the Executive Compensation Program

The objectives of Alltel’s executive compensation program both before and after the Merger have been to attract and retain qualified and talented executives, reward and encourage superior performance and effective management and appropriately focus executives on Alltel’s future success. At the Named Executive Officer level, there is greater emphasis on linking pay to performance so as to align the interests of the Named Executive Officers directly with those of our stockholders. Accordingly, a large portion of the compensation paid to our Named Executive Officers is contingent upon achieving specific operating results that are important to our future success.  The pay for performance elements included our cash-based incentives and equity-based compensation programs.

Setting Executive Compensation

Role of the Committee.  The Committee and post-merger Committee administer our executive compensation program.  In this role, they oversee Alltel’s compensation policies, administer its stock plans (including reviewing and approving all equity grants to executive officers) and annually review and approve (or, in the case of base salaries, recommend to the Board for approval) all compensation decisions relating to executive officers, including the Named Executive Officers.  The Committee and post-merger Committee also monitor the competitiveness of our retirement, severance and perquisite programs.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Interaction Between Management and the Committee.  In making compensation decisions, both the Committee and post-Merger Committee receive input and assistance from our Chief Executive Officer and the Corporate Human Resources Department.  Specifically, the Committee consulted with Scott Ford, our Chief Executive Officer, in reviewing base salary, annual incentive compensation and long-term incentive compensation for each Named Executive Officer, except the Chief Executive Officer.  Mr. Ford advises the Committee on the performance of the other Named Executive Officers and assists the Committee in making annual adjustments to compensation levels and establishing appropriate goals for the executive officers with respect to performance compensation.  The Committee and post-Merger Committee can exercise their discretion in modifying any recommended adjustments or awards to executives.  Compensation decisions for the Chief Executive Officer are made by the Committee without consultation from Company management.

Role of Compensation Consultants.  The Committee was expressly authorized in its charter to retain independent advisors or experts at the Company’s expense.  The Committee retained Hewitt Associates, LLC (“Hewitt”), an independent consulting firm that specializes in gathering and analyzing compensation data for the purpose of structuring executive compensation programs, as its independent compensation consultant to assist the Committee on executive compensation related matters.  Hewitt provided analyses and recommendations that informed the Committee’s decisions, but it did not decide or approve any compensation actions.

Use of Benchmarking

The Committee engaged Hewitt as an outside advisor to the Committee on executive compensation related matters.  To assist the Committee in setting compensation for the Named Executive Officers, Hewitt provided the Committee with a competitive market analysis of Alltel’s executive compensation program.  In this analysis, Hewitt identified companies in the telecommunications industry or a similar industry that comprised an appropriate comparison group against which to benchmark Alltel’s compensation practices.  Hewitt reviewed the compensation data of the comparison group and adjusted its findings where appropriate to mitigate for differences in company size and to reflect the different responsibilities and experience levels of the executives considered in the comparison group.  For each Named Executive Officer, the Committee compared each element of total compensation against the size-adjusted value of the compensation of the executives at the comparison group companies with similar roles and responsibilities.  Generally, the Committee strived to structure compensation at approximately the 60th percentile of the applicable market data.  However, the Committee retained the flexibility to make adjustments in order to respond to market conditions, promotions, individual performance or other circumstances.

For the purposes of establishing 2007 executive compensation levels, Hewitt identified a comparison group in October 2006 which consisted of the following companies (the “Comparison Group”) against which the Committee believed Alltel competes for talent:

Alcatel USA, Inc.	Global Crossing Ltd.
AT& T Inc.	Motorola, Inc.
CenturyTel, Inc.	Qwest Communications International Inc.
Charter Communications, Inc.	Sprint Nextel Corporation
Cingular Wireless, LLC	Telephone & Data Systems, Inc.
Citizens Communications Company	Verizon Communications Inc.
Comcast Corporation	Cellco Partnership d/b/a Verizon Wireless
Embarq Corporation

For 2007, the mean total direct compensation (defined as base salary plus annual and long-term incentive compensation) for the Named Executive Officer group, excluding compensation received by them in connection with the Merger, was below the mean of the 60th percentile total direct compensation levels of corresponding officers of the Comparison Group.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Executive Compensation Components

For the fiscal year ended December 31, 2007, the principal components of compensation for the Named Executive Officers were:

•	base salary;

•	annual incentive compensation;

•	long-term incentive compensation;

•	retirement and welfare benefits; and

•	perquisites.

Base Salary.  Base salary is the fundamental component of Alltel’s executive compensation program.  The Committee believes that providing a competitive base salary is essential to attracting and retaining qualified and valued executives.  Each of Alltel’s non-equity incentive programs for which amounts were earned in 2007 used base salary as a factor upon which it apportioned incentive awards, and the benefits provided through the Company’s qualified and non-qualified retirement programs are based in part on salary.  The Committee reviewed base salaries of Alltel’s executive officers annually and at the time of any promotion or other significant change in responsibilities.  Merit increases normally take place in January of each year.

In establishing officer base salaries in January 2007, the Committee considered the base salaries reported for corresponding officer positions of the Comparison Group, with focus on the company-size adjusted 50th percentile levels of the Comparison Group and the individual performance, experience and skill of each Alltel executive (without assigning a precise weighting to the foregoing components).  The Committee believed targeting the 50th percentile of the Comparison Group for base salary provided Alltel an appropriate level of competitiveness for obtaining and retaining qualified executives while serving stockholder interests by not overcompensating.  In assessing an executive’s individual performance, experience and skill, the Committee consulted with and received recommendations from the Chief Executive Officer.  Attention was also given to maintaining appropriate internal salary relationships among the Company’s executive officers, and to recognizing succession planning goals.  The Committee believed that as an executive progressed in his or her leadership role within the Company, base salary should become a smaller part of an executive’s total compensation.  After considering the evaluations, the recommendations, and the data from the Comparison Group analyses, and after making its own assessment of individual performance, the Committee established base salaries for each Named Executive Officer to recommend to the Board for approval.

For 2007, the mean base salary for the Named Executive Officers was slightly above the mean of the 50th percentile base salary levels of corresponding positions in the Comparison Group provided by Hewitt in their 2006 study.  Mr. Ford’s base salary was higher than the other Named Executive Officers to reflect the greater policy and decision making responsibility of the Chief Executive Officer position and the higher level of responsibility that he bears with respect to the Company’s strategic direction and financial and operating results.  Base salaries were not changed at the time of the Merger.

To maintain competitiveness and reflect changes in responsibility, the Committee increased the base salary of each Named Executive Officer in January 2007.  The salary increases for the Named Executive Officers generally were comparable to the increases for all of Alltel’s executive officers.  The table below discloses base salary percentage increase rates for each Named Executive Officer from fiscal year 2006 to 2007.

Named Executive Officer	Base Salary Percentage Increase Fiscal Year 2007
Scott T. Ford	28.2%
Sharilyn S. Gasaway	7.5%
Jeffrey H. Fox	3.5%
Richard N. Massey	3.5%
C.J. Duvall	3.5%
Kevin L. Beebe	3.5%

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

The Named Executive Officers’ base salary rate increases reflected the Committee’s desire to maintain the competitiveness of compensation provided to senior management responsible for Company performance and who had successfully led the Company through the spin-off of the wireline operations in 2006.  Scott Ford’s salary was increased more than the other Named Executive Officers as the Hewitt analysis showed that his salary was significantly below competitive levels and because of his overall responsibility to the shareholders for the spin-off and successful launch of Windstream Corporation.  Sharilyn Gasaway’s increase also was above that of other Named Executive Officers due to the additional responsibilities she had taken on and successfully carried out following her promotion to Chief Financial Officer in 2006.

Annual Incentive Compensation.  Alltel’s Named Executive Officers had the opportunity to receive annual cash incentive payments based on Alltel’s performance relative to pre-established performance criteria set by the Committee in January 2007 under Alltel’s Performance Incentive Compensation Plan (the “Performance Incentive Compensation Plan”).  Annual incentive compensation has provided the Company important flexibility to reward executive officers for incremental improvement in Alltel’s performance year to year while aligning the interests between Alltel’s executives and its stockholders.

Under the Performance Incentive Compensation Plan, at the beginning of the 2007 fiscal year, the Committee established (i) the executives’ award opportunities as a percentage of base salary, (ii) the performance objectives, and (iii) the threshold, target and maximum performance incentive levels. The Committee established each Named Executive Officer’s target award opportunity level based on the executive’s direct impact on the success of the Company and by considering the total annual compensation (salary plus annual incentive compensation) for corresponding officer positions among Alltel’s Comparison Group, focusing on the 60th percentile of company-size adjusted levels.  By using the 60th percentile, achievement of objectives was encouraged and recognized while reflecting stockholders’ interests.

The Committee set the performance objectives after considering recommendations from the Chief Executive Officer and Alltel’s Corporate Human Resources Department.  Performance measures were recommended to the Committee based on the relative importance of performance on these measures to the overall performance of the Company.  For fiscal year 2007, the Committee selected earnings per share and net subscriber additions as the performance measures upon which annual cash bonuses were based. Earnings per share was chosen because prior to the Merger it was a key metric used by management to direct and measure the Company’s business performance and the basis upon which we communicated forward looking financial information to the investment community.  Net subscriber additions were chosen as a key measure of growth and of competitive success within our markets.  Moreover, both measures were clearly understood by both our executives and stockholders.  Finally, the Committee believed that incremental earnings per share growth accompanied by growth in our customer base would lead to the creation of long-term stockholder value.

After selecting the performance measures, the Committee determined the weight to assign to each measure and set threshold, target and maximum levels for each such measure after reviewing recommendations from the Chief Executive Officer and Alltel’s Corporate Human Resources Department.  In 2007, earnings per share was weighted 67% and net subscriber additions was weighted 33%.  Generally, no bonuses were to be paid under the Performance Incentive Compensation Plan unless the Company achieved the threshold amount for that measure.  The Committee could recommend to the full Board, however, that bonuses be awarded notwithstanding that the Company failed to achieve the threshold amount. Since inception of the Performance Incentive Compensation Plan, no bonuses have been paid for a measure unless the Company achieved the threshold performance measure amount.  If the target for a measure was achieved, participants in the plan received 100% of their target bonus opportunity.  If the Company’s results were greater than the threshold level but less than the target level, participants received a prorated percentage of their target bonus based on where results fell between the threshold and target levels, and if the Company’s results were greater than the target level but less than the maximum level, participants received a prorated percentage of their maximum bonus opportunity based on where actual results fell between the target and maximum levels. If the maximum level was achieved, participants in the plan received 100% of their maximum bonus opportunity.  Once payout levels were determined for each measure, the weights were applied to determine the final payment.  For fiscal year 2007, threshold earnings per share was set at $2.31, target earnings per share was set at $2.42 and maximum earnings per share was set at $2.53.  The respective objectives for net subscriber additions were 704,000, 768,000 and 832,000.  However, as a result of the Merger, awards under the Performance Incentive Compensation Plan were calculated and paid assuming maximum performance as required by the terms of the Named Executive Officers’ change in control agreements.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

The table below sets forth for each Named Executive Officer his or her respective incentive opportunities at the threshold, target and maximum levels, expressed as a percentage of base salary, for 2007 under the Performance Incentive Compensation Plan.  For the actual amount of annual incentive compensation paid to our Named Executive Officers for 2007, refer to the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 33.  For more information on the annual incentive compensation opportunities granted to the Named Executive Officers during 2007, refer to the Grants of Plan-Based Awards section on page 38.

	Annual Incentive Opportunity As a Percentage of Base Salary
Named Executive Officer	Threshold	Target	Maximum
Scott T. Ford	65%	130%	260%
Sharilyn S. Gasaway	40%	80%	160%
Jeffrey H. Fox	50%	100%	200%
Richard N. Massey	50%	100%	200%
C.J. Duvall	30%	60%	120%
Kevin L. Beebe	50%	100%	200%

There were no changes to award opportunities in 2007 as expressed as a percentage of salary.  As salaries increase however, this drives proportionate increases in annual incentive opportunities.  Any increase in award opportunity, as expressed as a percentage of salary, generally reflects significant changes in a Named Executive Officer’s responsibilities or a significant change in incentive levels among the Comparison Group.  All changes to incentive opportunities must be approved by the Compensation Committee and are generally recommended by the Chief Executive Officer.

Alltel Special Annual Bonus Plan.  Following completion of the Merger, Alltel established and implemented the Alltel Special Annual Bonus Plan which permits eligible full-time employees, including the Named Executive Officers other than Mr. Beebe, to share in certain payments by Alltel under the management services agreement it entered into on November 16, 2007 with Atlantis Holdings LLC, Alltel’s parent company, and with TPG Capital, L.P. and Goldman Sachs & Company.  Individual payments are determined in an amount subject to the Chief Executive Officer’s discretion and in consultation with the post-Merger Committee.  No compensation was paid to any Named Executive Officer under the Alltel Special Annual Bonus Plan in fiscal year 2007.

Pre-Merger Long-Term Incentive Compensation. Prior to the Merger, Alltel’s long-term incentive compensation program for executive officers included two components: (1) cash payments based on Alltel’s performance relative to pre-established long-term Company performance criteria under Alltel’s Long-Term Performance Incentive Compensation Plan (the “Long-Term Incentive Plan”), and (2) equity-based awards under Alltel’s equity incentive plans.  The Committee believed that Alltel’s long-term incentive compensation program focused the executive’s attention on long-term strategic planning objectives and promoted long-term stockholder value.  The Committee established long-term incentive levels based on the executive’s direct impact on the success of the Company, by considering recommendations by the Chief Executive Officer and Corporate Human Resources, and by considering the total direct compensation levels (defined as base salary plus short-term and long-term incentive compensation) for corresponding officer positions among companies in the Comparison Group, focusing on the 60th percentile of company-size adjusted levels.  The portion of long-term incentive awards delivered as cash was determined by placing approximately equal weight on long-term financial results as placed on short-term financial results through the annual incentive program.  By using the 60th percentile for performance-based pay, the Committee believed the Company encouraged and recognized the achievement of objectives while reflecting stockholder interests.

Cash Incentives

The cash-based portion of a Named Executive Officer’s long-term incentive opportunity prior to the Merger was payable under the Long-Term Incentive Plan. Under the Long-Term Incentive Plan, Alltel’s Named Executive Officers had the opportunity to receive cash incentive payments based on the extent to which the Company attained certain performance goals during a performance period, which the Committee historically defined as a three-year cycle.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Performance measures were recommended to the Committee based on the relative importance of performance on these measures to the overall performance of the Company.  For the period 2007-2009, the Committee selected earnings per share as the performance measure upon which long-term cash incentives were based.  Earnings per share growth was a critical measure and determinant of both short-term and long-term success of the Company, as well as a key driver of stockholder value.  Together with the annual incentive performance measures, equal weight was given to short-term and long-term performance goals.

After selecting the performance measure, the Committee selected threshold, target and maximum performance levels upon which incentive payments were based after reviewing recommendations from the Chief Executive Officer and Alltel's Corporate Human Resources Department.  Generally, no incentives were paid under the Plan unless the Company achieved the threshold amount.  The Committee could recommend to the full Board, however, that incentives be awarded notwithstanding that the Company failed to achieve the threshold amount.  Since inception of the Plan, no incentives have been paid unless the Company achieved the threshold performance measure amount.  If the Company’s earnings per share was greater than the threshold level but less than the target level, participants received a prorated percentage of their target bonus opportunity based on where the actual earnings per share fell between the threshold and target levels.  If the target earnings per share amount was achieved, participants in the plan received their target bonus opportunity.  If the Company’s earnings per share was greater than the target level but less than the maximum level, participants received a prorated percentage of their maximum incentive opportunity based on where actual earnings per share fell between the target and maximum amounts.  If the maximum earnings per share was achieved, participants in the Plan received 100% of their maximum bonus opportunity.  Normally, these amounts were not subject to individual adjustment.

The Committee believed that the specific earnings per share objectives were consistent with the Committee’s philosophy for establishing performance objectives.  Generally the Committee established performance objectives at levels it believed (i) were attainable but not assured, (ii) will adequately motivate executives to achieve such objectives, and (iii) would reflect increasing value to stockholders over the long-term.  The earnings per share objectives for the 2007 – 2009 performance period for threshold, target and maximum performance levels were average three year earnings per share amounts of $2.43, $2.67 and $2.93, respectively.

The table below sets forth the threshold, target and maximum long-term incentive cash levels, expressed as a percentage of base salary, for awards received by each Named Executive Officer under the Long-Term Incentive Plan in 2007.

	Long-Term Cash Opportunity for 2007 Awards as a Percentage of Base Salary
Named Executive Officer	Threshold	Target	Maximum
Scott T. Ford	65.0%	130.0%	195.0%
Sharilyn S. Gasaway	37.5%	75.0%	112.5%
Jeffrey H. Fox	50.0%	100.0%	150.0%
Richard N. Massey	50.0%	100.0%	150.0%
C.J. Duvall	37.5%	75.0%	112.5%
Kevin L. Beebe	50.0%	100.0%	150.0%

There were no changes to award opportunities in 2007 as expressed as a percentage of salary.  As salaries increase however, this drives proportionate increases in long-term incentive opportunities.  Any increase in award opportunity, as expressed as a percentage of salary, generally reflects significant changes in a Named Executive Officer’s responsibilities or a significant change in incentive levels among the Comparison Group.  All changes to incentive opportunities must be approved by the Compensation Committee and are generally recommended by the Chief Executive Officer.

In connection with the Merger and pursuant to the terms of each Named Executive Officer’s change in control agreement, the long-term incentive cash awards held by our Named Executive Officers for the 2005-2007, 2006-2008 and 2007-2009 performance cycles were paid-out.  These awards were calculated based on maximum performance, as defined in their change in control agreements and the resulting amounts were (i) paid in full for the 2005-2007 performance cycle and (ii) prorated for the 2006-2008 and 2007-2009 performance cycles based on the period of time between the first day of the applicable performance cycle and December 31, 2007.  For Mr. Beebe, proration of all three grants was based on employment through November 16, 2007.  For the amount of long-term incentive compensation paid to our Named Executive Officers during 2007, refer to the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 33.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Equity Incentives

Prior to the Merger, Alltel maintained certain equity incentive plans that allowed Alltel’s executive officers and other management personnel to receive restricted stock, options to purchase shares of Common Stock and other equity incentives.  Historically, Alltel granted only options and restricted stock under its equity incentive plans.  The Committee believed that stock option and restricted stock awards encouraged and rewarded effective management, assisted in the retention of valued executive officers and aligned stockholder and management interests by focusing executives on creating long-term value.

For administrative reasons, Alltel generally granted equity awards twice a year: in January, to executives and management above a designated employee grade level, including the Named Executive Officers, and in April, to operations personnel.  All stock options were deemed granted on the date the Committee approved the grant, subject to the recipient promptly executing all required documentation, and were granted with a per share exercise price equal to the closing market price of a share of Alltel Common Stock on the date of grant.  Options granted in 2007 were scheduled to vest in five equal annual increments during which the executive officer continued to be employed by Alltel, beginning on the one-year anniversary of the grant date.  All restricted stock awards, which were issued only to executive officers and designated management personnel, including the Named Executive Officers, were deemed issued on the date the Committee approved the award, subject to the recipient promptly executing all required documentation. Alltel’s 2007 restricted stock awards were scheduled to vest in three equal annual installments during which the recipient continued to be employed by Alltel, beginning on the one-year anniversary of the grant date.  Dividends were paid on outstanding restricted shares.

The Committee determined the number of options and restricted stock awards granted to each Named Executive Officer by first considering the overall level of long-term incentive compensation, as described above under the caption “Pre-Merger Long-Term Incentive Compensation”, and then allocating that amount between long-term cash incentives and equity incentives.  For stock options and restricted stock awards, the Committee allocated the awards in a manner that generally provided for approximately equal values of each (for this purpose, options were ascribed value based on the Black Scholes option valuation methodology).  For the number of stock options and restricted shares granted to each Named Executive Officer in 2007, refer to the Grants of Plan-Based Awards Table on page 38.

Pursuant to the terms of the Merger agreement, each Alltel stock option that was outstanding immediately prior to closing of the Merger was canceled (other than the Roll-Over Options described below), with the holder of each option becoming entitled to receive for each share subject to the option, an amount in cash equal to the excess, if any, of $71.50 over the exercise price per share of stock subject to the option.  In addition, the Merger agreement provided that each Alltel restricted share outstanding immediately before closing vested and was converted at closing into the right to receive $71.50 in cash.

Post-Merger Equity Incentives.  Upon closing of the Merger, the post-Merger Board of Directors replaced Alltel’s existing equity incentive plans with the 2007 Stock Option Plan.  This plan provides for the award of stock options with respect to up to 6.5% of our stock on a fully diluted basis.  Following the Merger and the approval of the 2007 Stock Option Plan, Alltel granted time-based and performance-based options to certain executive officers, including the Name Executive Officers, other than Mr. Beebe. Approximately 69% of the equity awards granted to each executive vest based on employment continually through the vesting period by the optionee, and approximately 31% vest through the attainment of company-based performance goals. The time-based options vest over a 5-year period (vesting 20% on each anniversary of the grant date) and are intended to enable greater leverage in retaining seasoned executives critical to the future success of the Company.  The performance-based options seek to align the efforts and interests of the executives with those of the stockholders by rewarding executives if the value of the company measured by investment returns achieved by stockholders increases by certain threshold amounts. The event in which such a return is achieved occurs when control is transferred to new owners.  By requiring that options be held until such a transaction occurs, the options also encourage retention of critical executives until stockholders are able to realize these returns.  Each performance-based option vests and becomes exercisable (i) upon the Sponsors attaining a multiple of their equity investment calculated as cash or liquid securities received, divided by the purchase price and (ii) subject to the optionee’s employment on the date the performance condition is met.  Of the Performance Options granted to each Named Executive Officer in 2007, one-half require a return multiple of at least 1.5 and one-half require a return multiple of at least 2.0.

In addition, at the closing of the Merger, Messrs. Ford, Fox, Duvall, Massey and Ms. Gasaway, along with certain other members of Alltel’s management team, exchanged a portion of their vested stock options for fully vested options to purchase post-Merger shares of Alltel common stock in lieu of receiving the cash-out payments described above.  We refer to these options as the “Roll-Over Options.”  Refer to the Outstanding Equity Awards at Fiscal Year-End table on page 42 for more information about the Roll-Over Options and refer to the Grants of Plan Based Awards table for more information on the stock options granted under the 2007 Stock Option Plan.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Retirement and Welfare Benefits.  The Company provides qualified and non-qualified retirement plan benefits and welfare benefits to the Named Executive Officers.  The Named Executive Officers participate in the same tax-qualified retirement and welfare plans as the Company’s other employees.  The Named Executive Officers also receive supplemental retirement and welfare benefits through the Company’s non-qualified deferred compensation arrangements.  The Company believes these benefits are a basic component in retaining executives.  Alltel’s retirement and welfare benefits include the following:

•
Qualified Retirement Plan Arrangements.  The Alltel 401(k) Plan and Alltel Profit Sharing Plan generally have been available to all employees of the Company.  The Alltel Pension Plan was generally available to all employees prior to the closing of participation on December 31, 2005.  These plans are qualified retirement plans that provide a retirement benefit on a tax-deferred basis and the Named Executive Officers are generally eligible to participate in these plans upon satisfying the plans’ eligibility requirements.  Neither the Alltel 401(k) Plan, Alltel Profit Sharing Plan nor Alltel Pension Plan were impacted as a result of the Merger and all of these plans remain generally available to all employees of the Company, including the Named Executive Officers.  The benefits provided to the Named Executive Officers through the Alltel Pension Plan are described in the Pension Benefits Table on page 45.

•
Non-qualified Retirement Plan Arrangements.  Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway are eligible for non-qualified executive retirement benefits through the Alltel Benefit Restoration Plan and prior to the Merger were eligible for benefits under the Alltel Supplemental Executive Retirement Plan (the “SERP”).  These benefits were intended to provide retirement benefits on a tax-deferred basis in excess of the benefits provided under the Company’s qualified retirement plans and an additional health and welfare benefit, as described on page 47 under the caption “Alltel Corporation Supplemental Executive Retirement Plan.”  The Committee targeted these non-qualified retirement benefits at between 40% and 60% of the executive’s current compensation at retirement when combined with other retirement benefits.  The Committee believed that such an overall retirement benefit was appropriate and necessary to assist in assuring the retention of the Named Executive Officers.  Following the Merger, the Named Executive Officers remain eligible for non-qualified retirement benefits through the Alltel Benefit Restoration Plan.  For a description of these benefits and how they were treated in connection with the Merger, please see the narrative to the Pension Benefits table on page 46.  The SERP was terminated in connection with the Merger and a cash payment was made to participants for consideration of their accrued benefit as if they had terminated employment after the change in control.  This payment was made to encourage executives to remain employed in their current positions and to remove any incentive they might have for greater benefits by terminating after a change in control.

•
Deferred Compensation Arrangements.  The Named Executive Officers are eligible to defer a portion of their current compensation under a non-qualified deferred compensation arrangement provided by the Company.  This benefit is provided to the Company’s executive management personnel, including the Named Executive Officers, and is intended to allow participants to defer compensation in excess of Internal Revenue Service (“IRS”) deferral limits under qualified deferred compensation arrangements.  These benefits are provided through the Alltel Benefit Restoration Plan and the Alltel 1998 Management Deferred Compensation Plan, which are further described in the narrative to the Non-Qualified Deferred Compensation table on page 47.  The Chief Executive Officer designates participants for the 1998 Deferred Compensation Plan, while the Chief Executive Officer or the Committee may designate participants for the Benefit Restoration Plan.  Additionally, Mr. Beebe earned interest on frozen accruals credited to the 360 Communications Deferred Compensation Plan and the 360 Communications Retirement Savings Restoration Plan.

•
Employee Stock Purchase Plan. Prior to the Merger, the Alltel Employee Stock Purchase Plan was generally available to all employees.  This plan provided employees with an opportunity to acquire an ownership interest in the Company through a payroll deduction program.  The Alltel Employee Stock Purchase Plan was terminated in connection with the Merger.

•
Active and Post-Retirement Health Benefits.  While they are active employees, the Company provides the Named Executive Officers a $3,000 annual supplemental health benefit, in addition to the same health and welfare benefits provided generally to all other employees of the Company at the same general premium rates as charged to such employees.  Prior to the Merger, the Company provided a post-retirement health and welfare benefit under the Supplemental Executive Retirement Plan, as described on page 47.  The Supplemental Executive Retirement Plan was terminated in connection with the Merger, and the health and welfare benefit was converted into a right to receive a cash equivalent payment upon termination based on an actuarial calculation described on page 51.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Perquisites.  Alltel provides executive officers with other benefits, such as physical exam expense reimbursement, and aircraft utilization that the Company believes is reasonable.  Under the Company policy only certain Named Executive Officers are generally permitted to utilize the aircraft.  The Company believes that these personal benefits provide executives with benefits comparable to those they would receive at other companies within the Comparison Group and that are necessary for Alltel to remain competitive in the marketplace.  The Committee periodically reviews the personal benefits provided to the executive officers.  The perquisites offered to Alltel’s Named Executive Officers are described in the “All Other Compensation” column of the Summary Compensation Table on page 33.

Agreements

The only Named Executive Officer subject to an individual employment agreement with Alltel, prior to the Merger, was Scott Ford, Alltel’s President and Chief Executive Officer.  Mr. Ford’s agreement would have expired on December 31, 2007, however, it was replaced by a new employment agreement at the time of the Merger.  Each of the other Named Executive Officers, including Mr. Ford and other executives of the Company, were parties to Change in Control Agreements (described below) prior to the Merger.

Change in Control Agreements.  Prior to the Merger, Alltel had entered into change in control agreements with its executive officers and other key employees, including the Named Executive Officers, under which each such officer and employee was entitled to certain payments and benefits if a change in control occurred and the executive’s employment terminated under certain circumstances following such change in control.  The Change in Control Agreements were entered into in May 2006, and were executed prior to the Merger and prior to any discussion of the Merger.  The Change in Control Agreements were designed to encourage the executive’s full attention and dedication to the Company in the event of any threatened or pending change in control.  The Change in Control Agreements for Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway had ten-year terms, and the Change in Control Agreement for Mr. Duvall had a three-year term, all of which extended for an additional year on each anniversary of the first day of their terms, unless Alltel provided an executive with notice not to extend.  If a change in control occurred during the term of a Change in Control Agreement, then the Agreement became operative for a fixed three-year period and superseded any other employment agreement between the executive and Alltel.  Each Change in Control Agreement provided generally that the executive’s terms and conditions of employment, including position, location, and compensation and benefits, would not be adversely changed during the three-year period after a change in control. If the executive’s employment was terminated by the Company other than for “cause”, death or disability or if the executive resigned for “good reason,” as defined in the Change in Control Agreements, during this three-year period or upon certain terminations in connection with or in anticipation of a change in control or if Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway resigned for any reason during the 90-day period commencing on the first anniversary of a change in control, the executive generally would be entitled to receive the payments and benefits provided for under the Change in Control Agreements.  The benefit levels generally included a multiple of base salary and incentives, along with continued welfare benefits.  Because base salary and incentives are included in a Named Executive Officer’s severance benefit calculation under the Change in Control Agreements, adjustments to a Named Executive Officer’s base salary and annual incentives had an impact on the amount of his or her severance benefits under the Change in Control Agreements.

The Change in Control Agreements allowed a Named Executive Officer to receive all payments and benefits under the Agreement if a qualifying termination occurred within three years, including a voluntary termination for Good Reason (or, generally, for any reason within the 90 day period following the first anniversary of the change in control).  However, the Committee determined that the continued leadership of these executives was deemed critical to the future success of the Company.  Accordingly, the Committee decided to encourage each Named Executive Officer to remain employed by the Company by paying each of them an amount similar to, but less than, the full value they would have received if his or her employment had terminated.  These payments were made in exchange for cancellation of the Change in Control Agreements and adoption of new employment agreements (described below) which contain fewer entitlements and require new contractual provisions such as non-compete clauses.  The amount paid to each executive is reported under the “Total Payments in Connection with Merger” column of the Merger Related Payments Table and in the Summary Compensation Table under the “All Other Compensation” column.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Employment Agreements. In connection with the Merger, Alltel entered into employment agreements with certain executives, including Messrs. Ford, Fox, Massey and Duvall and Ms. Gasaway.  These agreements were intended to provide the Named Executive Officers with certain protections regarding the terms of their employment while maintaining the Company’s interest in utilizing confidentiality, non-compete and non-solicitation covenants.  Pursuant to these employment agreements, each Named Executive Officer will continue to act in positions of equal or greater responsibility than he or she held during the six months preceding the closing date of the Merger for a three-year employment term renewable annually unless terminated by either party in accordance with the terms of their respective employment agreement. Each Named Executive Officer is entitled to the same annual base salary as that in effect during the six months preceding the closing date of the Merger, together with annual salary reviews.  The Named Executive Officers also will be eligible to participate in the Alltel Performance Incentive Compensation Plan which entitles each executive to a cash bonus based on achievement of performance targets in a given year and will participate in the Alltel Special Annual Bonus Plan, which permits the executives to share in certain payments by Alltel under the management agreement with the sponsors. Executives will also be eligible to receive grants under the 2007 Stock Option Plan.  The employment agreements contain non-compete and confidentiality covenants.  The non-compete period is two years.

If, after November 16, 2010, an executive is terminated by Alltel without “cause” or if any of the executives terminate his or her employment for “good reason,” each as defined in the relevant employment agreement, the executive will be entitled to a lump-sum payment equal to his or her base salary for the remainder of the employment term (or one year if greater) and a pro rata portion of any bonuses he or she has earned. “Cause” is defined generally as a willful failure of the executive to perform their duties or as engaging in illegal or gross misconduct that damages the Company.  “Good reason” generally means a material reduction in the executive’s duties, failure by the Company to compensate or provide benefits for the executive, moving the executive’s primary work location more than 50 miles from their immediate work location or resignation for any reason during the 90 day period following the first anniversary of a change in control for Messrs. Ford, Fox, Massey and Ms. Gasaway.  The employment agreements and 2007 Stock Option Plan also include provisions triggered by a qualifying change in control, including accelerated vesting of options in certain circumstances.  A qualifying change in control generally means the acquisition of 50% of the combined voting power of the Company, a merger where 50% of the combined voting power changes hands or a stockholder vote approving the liquidation or dissolution of the Company.  Employment Agreements are further described in the “Employment Agreements” section on page 49.

Management Stockholder Agreements. The Named Executive Officers are also party to management stockholder agreements containing the agreements among the parties with respect to restrictions on the transfer of shares, including tag-along and drag-along rights and registration rights.  Alltel has a right allowing the Company, upon termination of a Named Executive Officer for any reason, to purchase shares from the Named Executive Officer at fair market value or, if such executive is terminated for Cause or violates the non-compete provision of the agreement following a voluntary resignation with Good Reason, at the lesser of fair market value and the price paid, if any, by such executive for all shares acquired through the exercise of options, with the exception of shares received upon the exercise of Roll-Over Options.  In addition to the foregoing and in certain circumstances, which are in the Company’s control, Mr. Scott Ford has a put right which allows him, upon termination due to death or disability, termination without Cause or termination for Good Reason, to sell his shares and vested equity options to Alltel at fair market value.

The Named Executive Officers have the right to request a re-determination of the fair market value of the Company’s shares with respect to the exercise of call rights and put rights if the otherwise applicable determination of fair market value was more than six months prior to the date upon which such right is exercised.

Section 162(m) Philosophy

Prior to the Merger, Alltel was subject to Section 162(m) of the Internal Revenue Code.  Section 162(m) generally does not allow a deduction for annual compensation in excess of $1,000,000 paid to certain officers.  This limitation on deductibility does not apply to certain compensation, including compensation that is payable solely on account of the attainment of one or more performance goals.  Accordingly, prior to the Merger, the Committee’s policy was generally to preserve the federal income tax deductibility of compensation and to qualify eligible compensation for the performance-based exception in order for compensation not to be subject to the limitation on deductibility imposed by Section 162(m) of the Internal Revenue Code.  As a result, the Committee structured the annual cash-based incentive, the long-term cash-based incentive and the stock options to comply with the performance-based compensation exception.  Because Section 162(m) no longer applies to the Company as a result of the Merger, all compensation attributable to 2007 is fully deductible for federal income tax purposes.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Compensation of Named Executive Officers
Summary Compensation

The following table shows the compensation earned in 2006 and 2007 by Alltel’s Chief Executive Officer and Chief Financial Officer, Alltel’s other three most highly compensated executive officers who were serving as executive officers on December 31, 2007, and Mr. Beebe, who would have been among the three most highly compensated executive officers in 2007 had he not terminated employment in connection with the Merger.  These individuals are referred to collectively in this Annual Report on Form 10-K as our Named Executive Officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
Scott T. Ford	2007	$1,228,846	--	$2,981,063	$6,628,073	$7,488,975	$758,082	$108,638,494	$127,723,533
President and Chief Executive Officer	2006	$971,154	--	$1,770,188	$2,549,885	$4,427,692	$3,036,720	$1,360,131	$14,115,770
Sharilyn S. Gasaway	2007	$395,615	$1,000,000	$1,478,475	$2,407,663	$1,408,666	$4,715	$29,990,600	$36,685,734
Executive Vice President – Chief Financial Officer	2006	$362,693	--	$588,125	$404,898	$743,677	$415,117	$358,390	$2,872,900
Jeffrey H. Fox	2007	$696,808	--	$2,168,046	$4,181,201	$3,168,381	$722,703	$48,416,546	$59,353,685
Chief Operating Officer	2006	$673,077	--	$1,296,754	$1,492,383	$2,151,441	$2,528,683	$912,580	$9,054,918
Richard N. Massey	2007	$516,154	$1,000,000	$1,591,988	$2,114,110	$2,343,338	$20,490	$43,276,363	$50,862,443
Chief Strategy Officer and General Counsel	2006	$490,384	---	$474,872	$218,222	$1,625,913	$9,852	$280,430	$3,099,673
C. J. Duvall, Executive Vice President, Human Resources	2007	$325,177	$1,000,000	$1,035,481	$1,035,384	$1,011,613	$171,887	$4,999,280	$9,578,822
Kevin L. Beebe	2007	$629,632	--	$2,168,046	$3,944,371	$2,797,057	$90,932	$51,411,004	$61,041,042
Group President	2006	$673,077	--	$1,296,754	$1,492,383	$2,151,441	$2,186,557	$942,961	$8,743,173

(1)	This column shows bonuses awarded to Ms. Gasaway, Mr. Massey, and Mr. Duvall at the discretion of the Chief Executive Officer for the officers’ efforts in connection with the Merger.

(2)
This column shows the aggregate dollar amount of compensation cost recognized for financial statement reporting purposes for the fiscal years ending December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standards No. 123 Revised, “Share-Based Payment” (“FAS 123R”), for outstanding restricted stock awards (whether or not granted during the year), except that the amount presented for 2006 differs from the actual amount of compensation expense recognized for financial statement purposes in that it has not been reduced for estimated pre-vest forfeitures. Because the awards have vesting conditions, compensation costs are recognized over multiple years.  As a result, the amount in this column reflects the FAS 123R compensation costs of awards granted in years prior to 2007 and in 2007.  Additional assumptions made in the valuation and expensing of these awards are set forth in footnote 9 to Alltel’s Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

For information on the restricted stock awards granted to the Named Executive Officers in 2007, refer to the Grants of Plan-Based Awards table on page 38. For information on restricted stock awards held by the Named Executive Officers that were cashed-out in connection with the Merger, refer to the Option Exercises and Stock Vested table on page 43.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(3)
This column shows the aggregate dollar amount of compensation cost recognized for financial statement reporting purposes for the fiscal years ending December 31, 2007 and 2006, in accordance with FAS 123R, for outstanding stock option awards (whether or not granted during the year), except that the amount presented for 2006 differs from the actual amount of compensation expense recognized for financial statement purposes in that it has not been reduced for estimated pre-vest forfeitures. Because the awards have vesting conditions, compensation costs are recognized over multiple years.   As a result, the amount in this column reflects the FAS 123R compensation cost of awards granted in years prior to 2007 and in 2007.  Additional assumptions made in the valuation and expensing of these awards are set forth in footnote 9 to Alltel’s Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

For information on options granted to the Named Executive Officers in 2007, refer to the Grants of Plan-Based Awards table on page 38.  For information on the number of outstanding options held by the Named Executive Officers as of December 31, 2007, refer to the Outstanding Equity Awards at Fiscal Year-End table on page 42.  For information on options held by the Named Executive Officers that were cashed-out in connection with the Merger, refer to the Option Exercises and Stock Vested table on page 43.

(4)
This column shows the sum of the awards earned by our Named Executive Officers during 2007 and 2006 under the Performance Incentive Compensation Plan and the Long-Term Performance Incentive Compensation Plan.  The separate values for each award for 2007 are set forth in the table below.  For information on the structure of Alltel’s Performance Incentive Compensation Plan and Long-Term Performance Incentive Compensation Plan, refer to the Compensation Discussion and Analysis portion of this report, beginning on page 22.

Name	Annual Incentive Cash Award (i)	Long-Term Incentive Cash Award for the 2005-2007 Cycle (ii)	Long-Term Incentive Cash Award for the 2006-2008 Cycle (ii)	Long-Term Incentive Cash Award for the 2007-2009 Cycle (ii)	Total
Scott T. Ford	$3,250,000	$1,720,225	$1,679,167	$839,583	$7,488,975
Sharilyn S. Gasaway	$636,400	$309,882	$308,256	$154,128	$1,408,666
Jeffrey H. Fox	$1,397,250	$688,262	$721,913	$360,956	$3,168,381
Richard N. Massey	$1,035,000	$506,213	$534,750	$267,375	$2,343,338
C. J. Duvall	$391,230	$241,379	$252,669	$126,335	$1,011,613
Kevin L. Beebe	$1,224,986	$610,265	$655,559	$306,247	$2,797,057

(i)
This column reflects the annual incentive cash award earned by our Named Executive Officers under the Performance Incentive Compensation Plan for 2007.  As a result of the Merger, these awards were calculated and paid assuming maximum performance.

(ii)
These columns reflect the long-term incentive cash awards earned by our Named Executive Officers under the Long-Term Performance Incentive Compensation Plan for the 2005-2007, 2006-2008 and 2007-2009 performance cycles.  As a result of the Merger, these awards were calculated based on maximum performance, as required and defined under the pre-Merger Change in Control Agreements and the resulting amounts were (i) paid in full for the 2005-2007 performance cycle and (ii) prorated for the 2006-2008 and 2007-2009 performance cycles based on the period of time between the first day of the applicable performance cycle and December 31, 2007.  With respect to Mr. Beebe, his long-term cash incentive awards were prorated through his termination date.

(5)	This column shows the sum of the following:

(i)
The increase from December 31, 2006 through December 31, 2007 (the measurement date used for reporting purposes in Alltel’s Annual Report on Form 10-K for the year ended December 31, 2007) in the present value of the accumulated benefits under the Pension Plan and Benefit Restoration Plan (assumptions are based upon (A) 1994 Group Annuity Mortality for males and females as of December 31, 2006 and the RP-2000 Combined Healthy Lives table (projected to 2008) as of December 31, 2007; (B) a 5.94% discount rate at December 31, 2006 and a 6.55% discount rate at December 31, 2007; (C) the Named Executive Officer working until his or her retirement age as explained in the narrative under Pension Benefits on page 46; and (D) each Named Executive Officer being married). See the “Pension Benefit” section for information regarding the supplemental retirement portion of the SERP, which was cashed-out as a result of the Merger; and

(ii)	The above-market earnings on compensation deferred under Alltel’s deferred compensation arrangements.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

The separate values for each Named Executive Officer are set forth in the table below. For information on Alltel’s defined benefit plans, refer to the “Pension Benefits” section on page 45. For information on Alltel’s deferred compensation arrangements, refer to the “Non-Qualified Deferred Compensation” section on page 47.

Name	Change in Pension Value (a)	Above-Market Earnings under the 1998 Management Deferred Compensation Plan (b)	Total
Scott T. Ford	$667,578	$ 90,504	$758,082
Sharilyn S. Gasaway	$0	$ 4,715	$4,715
Jeffrey H. Fox	$343,726	$378,977	$722,703
Richard N. Massey	$0	$ 20,490	$20,490
C. J. Duvall	$135,996	$ 35,891	$171,887
Kevin L. Beebe	$0	$ 90,932(c)	$90,932

(a)
A negative Change in Pension Value is reported as a $0 amount in this column.  Ms. Gasaway and Mr. Beebe had decreases in pension value of $10,437 and $306,259, respectively.  Mr. Massey is not a participant in either the Pension Plan or the pension portion of the Benefit Restoration Plan and therefore there is no change to report.

(b)
The amount in this column represents the excess of (a) earnings on compensation deferred under the 1998 Management Deferred Compensation Plan at a rate of 10.25% pre-Merger and 9.25% post-Merger, compounded annually, over (b) 120% of the applicable federal long-term rate, compounded annually.

(c)
Mr. Beebe also has above-market earnings on compensation deferred under the 360° Communications Company Benefit Restoration Plan and the 360° Communications Company Deferred Compensation Plan, adopted by Alltel upon its merger with 360° Communications Company on July 1, 1998.  Mr. Beebe’s above market earnings for these plans is $9,829 which is included in this amount.

(6)
The following is a summary of the separate components included in the All Other Compensation column.  The components are set forth in three separate tables, based on the nature of the payment.  The first table shows the perquisites for each Named Executive Officer, the second table shows the financial and defined contribution retirement benefits provided to each Named Executive Officer, and the third table shows the payments received by each Named Executive Officer in connection with the Merger.

Perquisites.  The following table shows the perquisites provided to each Named Executive Officer.

Perquisites
Name	Aircraft (i)	Executive Physical (ii)	Total Perquisites
Scott T. Ford	$119,670	*	$120,571
Sharilyn S. Gasaway	$16,901	--	$16,901
Jeffrey H. Fox	$58,958	--	$58,958
Richard N. Massey	$92,941	*	$93,934
C. J. Duvall (iii)	--	--	--
Kevin L. Beebe	$175,063	*	$176,026

*	Value attributable to executive is less than the greater of $25,000 or 10% of total perquisites.

(i)
This column shows the estimated incremental cost to Alltel in 2007 of providing personal use of company-owned aircraft under Alltel’s policy. Amounts reflect an hourly rate that is based upon the 2007 direct and incremental expenses (including fuel, maintenance, landing fees, other associated fees and charter fees), multiplied by the number of flight hours the executive used during the year on the respective aircraft. Each officer pays the required taxes on the taxable income imputed for personal usage of corporate aircraft.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(ii)	This column reflects amounts paid for executive physicals, which are not specifically stated because the amount is less than the greater of $25,000 or 10% of total perquisites.

(iii)	The aggregate value of all perquisites attributable to Mr. Duvall is less than $10,000.

Financial and Defined Contribution Retirement Benefits.  The following table shows the financial and defined contribution retirement benefits provided to each Named Executive Officer.

Name	Company Contribution to the Profit Sharing Plan (i)	Company Contribution to the 401(k) Plan (ii)	Benefit Restoration Plan Profit Sharing Credit (iii)	Benefit Restoration Plan Matching Credit (iv)	Restricted Stock Dividends for Unvested Shares (v)	Total Financial and Defined Contribution Retirement Benefits
Scott T. Ford	$4,500	$9,000	$245,625	$491,250	$35,417	$785,792
Sharilyn S. Gasaway	$4,500	$9,000	$43,499	$86,998	$13,906	$157,903
Jeffrey H. Fox	$4,500	$9,000	$109,083	$218,165	$25,781	$366,529
Richard N. Massey	$4,500	$9,000	$80,208	$160,416	$12,750	$266,874
C. J. Duvall	$4,500	$9,000	$32,210	$64,419	$12,406	$122,535
Kevin L. Beebe	--	$9,000	--	$126,433	$25,781	$161,214

(i)	This column shows the amount of all profit sharing contributions made for 2007 under the Alltel Corporation Profit Sharing Plan on behalf of each of the Named Executive Officers.

(ii)	This column shows the amount of all matching contributions made for 2007 under the Alltel Corporation 401(k) Plan on behalf of each of the Named Executive Officers.

(iii)
Each of the Named Executive Officers is eligible to participate in the profit sharing component of the Benefit Restoration Plan. This column shows the annual credit to each Named Executive Officer’s profit sharing account under the Benefit Restoration Plan for 2007.

(iv)
Each of the Named Executive Officers is eligible to participate in the 401(k) plan component of the Benefit Restoration Plan. This column shows the annual credit to each Named Executive Officer’s 401(k) plan account under the Benefit Restoration Plan for 2007.

(v)	This column reflects cash dividends paid on shares of Alltel restricted stock during 2007.

Merger Related Payments.  The following chart shows certain cash payments received by or paid on behalf of each Named Executive Officer in connection with the Merger.

Merger Related Payments
Name	Payout Subject to Change in Control Agreement (i)	Attributable Tax Payment (ii)	Payout of SERP (iii)	Vesting of SERP Health and Dental Benefits (iv)	Total Payments in Connection with Merger (v)	All Other Compensation (vi)
Scott T. Ford	$25,203,223	$30,863,052	$51,665,856	--	$107,732,131	$108,638,494
Sharilyn S. Gasaway	$5,299,980	$10,695,754	$12,242,829	$1,577,233	$29,815,796	$29,990,600
Jeffrey H. Fox	$11,419,301	$12,998,343	$23,573,415	--	$47,991,059	$48,416,546
Richard N. Massey	$8,881,076	$15,229,657	$17,671,522	$1,133,300	$42,915,555	$43,276,363
C. J. Duvall	$2,501,796	$2,374,949	--	--	$4,876,745	$4,999,280
Kevin L. Beebe	$11,787,604	$13,153,473	$26,132,687	--	$51,073,764	$51,411,004

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(i)
This column shows the amount of payments made to Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway for their change in control agreements, which consisted of a payment equal to three (3) times the sum of their  annual base salary at the time of the Merger plus their maximum short-term incentive plus their maximum long-term incentive bonus both as defined and required by their Change in Control Agreements, and reflects the enhanced value of the SERP and pension due to 3 years additional service credit, as well as payment equivalent to 3 years of Company contributions to defined contribution plans.  For Mr. Duvall, this column reflects payments equal to two (2) times the sum of his annual base salary at the time of Merger plus his maximum short-term incentive plus his maximum long-term incentive bonus both as defined and required by his change in control agreement, and reflects enhanced value of his pension due to 2 years additional service credit, as well as payment equivalent to 2 years of Company contributions to defined contribution plans.

(ii)
This column shows the amount of the tax gross-up paid by the Company on behalf of the Named Executive Officer to federal, state and local taxing entities to cover the executive’s cost of taxes related to Internal Revenue Code provisions 280G and 4999 as well as income taxes related to this gross up.  The tax gross-up was provided pursuant to the terms of the pre-Merger Change in Control Agreements.

(iii)
In connection with the Merger, each of Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway elected to receive a lump sum payment of his or her accrued SERP benefit, as agreed on November 15, 2007, and payable on January 2, 2008.  These payments completely discharged Alltel’s obligation with respect to SERP benefits (other than lifetime health and dental benefits) that accrued during their tenure with the Company.  Of the total amount listed above, the following amounts were earned and accrued prior to 2007, and therefore represent compensation for prior years:   Mr. Ford - $16,847,270, Ms. Gasaway - $1,960,896, Mr. Fox – $10,238,536, and Mr. Beebe - $11,218,949.  For Mr. Beebe, the amount in the above column includes an additional payment to cash-out the lifetime health and dental benefits available under the SERP.

(iv)
This column shows the value realized from vesting of SERP health and dental benefits for Ms. Gasaway and Mr. Massey (assuming a termination on December 31, 2007).  This amount is calculated using a discount rate of 6.51%, the Sex-distinct 1994 Group Annuity Mortality Table, medical and dental trend increase of 9% in 2008 and decreasing to 5% in 2014.  Costs include spouse for life and dependent children to age 23.   The amount shown also includes an income tax gross up, as provided for under the terms of the SERP, of $685,308 for Ms. Gasaway and $492,419 for Mr. Massey, based on a tax rate of 43.45%.

(v)
In connection with the Merger, but not included in this table, all outstanding stock options (other than Roll-Over options held by select management employees) became fully vested and converted into the right to receive a cash payment equal to the number of shares underlying the option, multiplied by the amount, if any, by which the Merger consideration of $71.50 per share exceeded the option exercise price.  In addition, all unvested restricted stock awards became fully vested and were converted into the right to receive a cash payment equal to $71.50 per share.  Pursuant to the applicable disclosure rules, we are required to report equity awards in the Stock Awards and Option Awards columns of the Summary Compensation Table based on the dollar amount recognized for financial accounting purposes in 2007.  In order to avoid “double counting” of payments and benefits received by our Named Executive Officers, this Merger Related Payments table does not reflect the amounts paid to cash-out these equity awards.  Accordingly, refer to the Option Exercises and Stock Vested at Fiscal Year End table on page 43 for a complete summary of the amount received by each Named Executive Officer in connection with the cash-out of equity awards.

(vi)	This column reflects the total amount entered in the “All Other Compensation” column of the Summary Compensation Table and reflects the sum of the three previous tables.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Grants of Plan-Based Awards

The following table sets forth for each Named Executive Officer (i) the annual cash incentive award opportunities granted under the Performance Incentive Compensation Plan during 2007, (ii) the long-term cash incentive opportunities granted under the Long-Term Performance Incentive Compensation Plan during 2007, (iii) restricted stock awards granted in 2007, and (iv) stock options granted in 2007.

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (7)
Scott T. Ford
Annual Incentive (1)		$812,500	$1,625,000	$3,250,000
Long-Term Incentive (2007-2009) (2)		$812,500	$1,625,000	$2,437,500
Stock options (pre-Merger) (3)	1/17/07						120,000	$61.51	$2,221,728
Restricted Shares (4)	1/17/07					27,500			$1,664,025
Time-Based Stock Options (post-Merger) (5)	11/16/07						5,637,116	$10.00	$15,866,227
Performance-Based Stock Options (post-Merger) 1.5x (6)	11/16/07				1,252,693			$10.00	$2,831,086
Performance-Based Stock Options (post-Merger) 2.0x (6)	11/16/07				1,252,693			$10.00	$1,778,824
Sharilyn S. Gasaway
Annual Incentive (1)		$159,100	$318,200	$636,400
Long-Term Incentive (2007-2009) (2)		$149,156	$298,313	$447,469
Stock options (pre-Merger) (3)	1/17/07						60,000	$61.51	$1,110,864
Restricted Shares (4)	1/17/07					15,000			$907,650
Time-Based Stock Options (post-Merger) (5)	11/16/07						1,038,462	$10.00	$2,922,855
Performance-Based Stock Options (post-Merger) 1.5x (6)	11/16/07				230,770			$10.00	$521,540
Performance-Based Stock Options (post-Merger) 2.0x (6)	11/16/07				230,770			$10.00	$327,693
Jeffrey H. Fox
Annual Incentive (1)		$349,313	$698,625	$1,397,250
Long-Term Incentive (2007-2009) (2)		$349,313	$698,625	$1,047,938
Stock options (pre-Merger) (3)	1/17/07						75,000	$61.51	$1,388,580
Restricted Shares (4)	1/17/07					20,000			$1,210,200
Time-Based Stock Options (post-Merger) (5)	11/16/07						3,478,846	$10.00	$9,791,560
Performance-Based Stock Options (post-Merger) 1.5x (6)	11/16/07				773,077			$10.00	$1,747,154
Performance-Based Stock Options (post-Merger) 2.0x (6)	11/16/07				773,077			$10.00	$1,097,769

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Grants of Plan-Based Awards Table Cont.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (7)
Richard N. Massey
Annual Incentive (1)		$258,750	$517,500	$1,035,000
Long-Term Incentive (2007-2009) (2)		$258,750	$517,500	$776,250
Stock options (pre-Merger) (3)	1/17/07						60,000	$61.51	$1,110,864
Restricted Shares (4)	1/17/07					17,000			$1,028,670
Time-Based Stock Options (post-Merger) (5)	11/16/07						1,730,769	$10.00	$4,871,422
Performance-Based Stock Options (post-Merger) 1.5x (6)	11/16/07				384,616			$10.00	$869,232
Performance-Based Stock Options (post-Merger) 2.0x (6)	11/16/07				384,616			$10.00	$546,155
C. J. Duvall
Annual Incentive (1)		$97,808	$195,615	$391,230
Long-Term Incentive (2007-2009) (2)		$122,259	$244,519	$366,778
Stock options (pre-Merger) (3)	1/17/07						20,000	$61.51	$370,288
Restricted Shares (4)	1/17/07					5,000			$302,550
Time-Based Stock Options (post-Merger) (5)	11/16/07						432,692	$10.00	$1,217,855
Performance-Based Stock Options (post-Merger) 1.5x (6)	11/16/07				96,154			$10.00	$217,308
Performance-Based Stock Options (post-Merger) 2.0x (6)	11/16/07				96,154			$10.00	$136,539
Kevin L. Beebe
Annual Incentive (1)		$349,313	$698,625	$1,397,250
Long-Term Incentive (2007-2009) (2)		$349,313	$698,625	$1,047,938
Stock options (pre-Merger) (3)	1/17/07						75,000	$61.51	$1,388,580
Restricted Shares (4)	1/17/07					20,000			$1,210,200

(1)
The amounts included in the “Annual Incentive” row provide information about the annual cash incentive opportunities granted under the Performance Incentive Compensation Plan during 2007 to our Named Executive Officers. The information included in the “Threshold”, “Target” and “Maximum” columns reflect the range of potential payouts for each award granted under the Performance Incentive Compensation Plan during 2007.  In connection with the Merger, these awards were calculated and paid based on maximum performance through the end of December as defined and required by the Change in Control Agreements.  The actual amounts paid to each Named Executive Officer under the Performance Incentive Compensation Plan are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For more information about the Performance Incentive Compensation Plan, refer to the “Compensation Discussion and Analysis” beginning on page 22.

(2)
The amounts included in the “Long-Term Incentive (2007-2009)” row provide information about the long-term cash incentive opportunities granted under the Long-Term Performance Incentive Compensation Plan during 2007 to our Named Executive Officers for the 2007 - 2009 performance cycle. The information included in the “Threshold”, “Target” and “Maximum” columns reflect the range of potential payouts for each award granted under the Long-Term Performance Incentive Compensation Plan during 2007. In connection with the Merger, these awards were calculated and paid based on maximum target performance as defined and required by the Change in Control Agreements.  The actual amount paid to each Named Executive Officer under these awards is included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.  For more information about the “Long-Term Performance Incentive Compensation Plan”, refer to the Compensation Discussion and Analysis beginning on page 22.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(3)
The amounts in the “Stock Options (pre-Merger)” row show the number of shares that were issuable to the Named Executive Officer on exercise of stock options granted in January 2007.  One fifth of the options vest on each of the first five anniversaries of the grant if the executive continues to be employed by Alltel on the applicable vesting date.  In connection with the Merger, the stock options listed above for Mr. Beebe became fully vested and were converted into the right to receive a cash payment equal to the number of shares underlying the option, multiplied by the amount by which the Merger consideration of $71.50 per share exceeded the option exercise price.  Refer to the Option Exercises and Stock Vested at Fiscal Year End table for a summary of the total amount received by Mr. Beebe in connection with the cash-out of these stock options.  The stock options listed above for each of our other Named Executive Officers were converted into options to purchase Alltel Shares, in lieu of receiving the cash-out payments described above.   We refer to these options, as well as others treated in the same manner, as the “Roll-Over Options.”  See the Outstanding Equity Awards at Fiscal Year-End table for a summary of the methodology used for converting stock options into Roll-Over Options.

(4)
The amounts included in the “Restricted Shares” row show the number of restricted shares awarded to the Named Executive Officers in 2007.  Shares vested on a time-based three-year vesting schedule with one-third of the grant vesting each year.  Dividends on the restricted shares were paid to the Named Executive Officers on a quarterly basis.  In connection with the Merger, each outstanding restricted share became fully vested and was converted into the right to receive a cash payment equal to $71.50, which was the per-share Merger consideration.

(5)
The amounts in the “Time-Based Stock Options (post-Merger)” row show the number of shares that may be issued to the Named Executive Officers on exercise of time-based stock options granted in 2007 after the Merger.  One fifth of the options vest on each of the first five anniversaries of the grant if the executive continues to be employed by Alltel on the applicable vesting date.

(6)
The amounts in the “Performance-Based Stock Options (post-Merger)” rows show the number of shares that may be issued to the Named Executive Officers on exercise of performance-based stock options granted in 2007 after the Merger.   See description under Outstanding Equity Awards at Fiscal Year-End for a description of these options.

(7)	This column shows the grant date fair value of stock options and restricted stock awards granted to each Named Executive Officer in 2007, as determined in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

Except as provided below with respect to Roll-Over Options, in connection with the Merger, each outstanding stock option granted prior to the Merger (whether or not vested) became fully vested and was converted into the right to receive a cash payment equal to the product of (1) the number of shares underlying the option, multiplied by (2) the excess of (x) $71.50, which was the per-share Merger consideration, over (y) the per share exercise price of the stock option.  In addition, each outstanding restricted share became fully vested and was converted into the right to receive a cash payment equal to $71.50 per share.  As a result, none of the equity awards outstanding before the Merger remained outstanding as of the end of 2007, other than the Roll-Over Options described below.  Refer to the Option Exercises and Stock Vested at Fiscal Year End table for a summary of the total amount received by our Named Executive Officers in connection with the cash-out of these equity awards.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Roll-Over Options

Each Named Executive Officer, other than Mr. Beebe, had the opportunity to exchange a portion of their stock options for fully vested options to purchase Alltel shares in lieu of receiving the cash-out payments under the Merger agreement described above.   We refer to these options as the "Roll-Over Options."  All Roll-Over Options are options that became fully vested upon the Merger and retain the life of the original issue.  In most cases, the most recently issued options were used for the Roll-Over Options.  The Roll-Over Options provide a long-term equity position in the Company and serve as an incentive for increasing the value of the Company.

The aggregate value of each grant of options was maintained in the conversion by determining its aggregate value based on a $71.50 share price and its exercise price, and granting new Roll-Over Options with an exercise price of $2.50 in a sufficient number of shares to provide an equal value based on the fair market price of the new shares of $10.00.  The Roll-Over Options were exchanged on a tax-free basis and we did not record additional compensation expense related to the rollover of these options in 2007.

Following is a summary of the aggregate “spread” of the Roll-Over Options for each of our Named Executive Officers both immediately before and after the Merger.  Additional information for the Roll-Over Options, including the number of shares underlying each option and the option expiration date, can be found in the Outstanding Equity Awards at Fiscal Year-End section of this Annual Report.

Name	Aggregate Spread
Scott T. Ford	$21,950,018
Sharilyn S. Gasaway	$3,999,997
Jeffrey H. Fox	$9,999,997
Richard N. Massey	$1,999,995
C. J. Duvall	$1,999,995

Time-Based and Performance-Based Options

Each of our Named Executive Officers, other than Mr. Beebe, also received grants of time-based and performance-based stock options immediately following the Merger.  The options issued to each individual were issued as follows:  (a) 69.2% of the new options granted to an individual are time-based options with a 5-year vesting schedule which allow 20% of the award to vest annually; (b) 15.4% of the new options issued are performance-based options that vest and become exercisable (i) upon the Sponsors attaining a multiple of their equity investment calculated as cash or liquid securities received, divided by the purchase price and (ii) subject to the optionee’s employment on the date the performance condition is met.  Of the Performance Options granted to each Named Executive Officer in 2007, one-half require a return multiple of at least 1.5 and one-half require a return multiple of at least 2.0.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

The following table sets forth information for each Named Executive Officer with respect to the Roll-Over Options that were outstanding as of December 31, 2007, and reflects the adjustments to the number of shares and exercise price that were made to preserve their intrinsic value in connection with the Merger.  It also reflects the time-based and performance-based stock options that were granted in connection with the Merger.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (3)	Option Exercise Price (4)	Option Expiration Date
Scott T. Ford
Roll-Over Options	1/17/2007	159,840	-	-	$2.50	1/17/2017
	1/21/2004	494,502	-	-	$2.50	1/21/2014
	1/19/2005	513,826	-	-	$2.50	1/19/2015
	1/18/2006	404,922	-	-	$2.50	1/18/2016
	1/22/2003	990,635	-	-	$2.50	1/22/2013
	1/23/2002	362,944	-	-	$2.50	1/23/2012
Performance 2.0x	11/16/2007	-	-	1,252,693	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	1,252,693	$10.00	11/16/2017
Time-based	11/16/2007	-	5,637,116	-	$10.00	11/16/2017
Sharilyn S. Gasaway
Roll-Over Options	1/17/2007	79,920	-	-	$2.50	1/17/2017
	1/22/2003	91,140	-	-	$2.50	1/22/2013
	1/21/2004	74,175	-	-	$2.50	1/21/2014
	1/19/2005	85,637	-	-	$2.50	1/19/2015
	1/18/2006	202,461	-	-	$2.50	1/18/2016
Performance 2.0x	11/16/2007	-	-	230,770	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	230,770	$10.00	11/16/2017
Time-based	11/16/2007	-	1,038,462	-	$10.00	11/16/2017
Jeffrey H. Fox
Roll-Over Options	1/22/2003	288,339	-	-	$2.50	1/22/2013
	1/21/2004	370,877	-	-	$2.50	1/21/2014
	1/19/2005	321,141	-	-	$2.50	1/19/2015
	1/18/2006	253,076	-	-	$2.50	1/18/2016
	1/17/2007	99,900	-	-	$2.50	1/17/2017
Performance 2.0x	11/16/2007	-	-	773,077	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	773,077	$10.00	11/16/2017
Time-based	11/16/2007	-	3,478,846	-	$10.00	11/16/2017
Richard N. Massey
Roll-Over Options	1/18/2006	186,746	-	-	$2.50	1/18/2016
	1/17/2007	79,920	-	-	$2.50	1/17/2017
Performance 2.0x	11/16/2007	-	-	384,616	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	384,616	$10.00	11/16/2017
Time-based	11/16/2007	-	1,730,769	-	$10.00	11/16/2017
C. J. Duvall
Roll-Over Options	1/22/2003	12,727	-	-	$2.50	1/22/2013
	1/21/2004	74,175	-	-	$2.50	1/21/2014
	1/19/2005	85,637	-	-	$2.50	1/19/2015
	1/18/2006	67,487	-	-	$2.50	1/18/2016
	1/17/2007	26,640	-	-	$2.50	1/17/2017
Performance 2.0x	11/16/2007	-	-	96,154	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	96,154	$10.00	11/16/2017
Time-based	11/16/2017	-	432,692	-	$10.00	11/16/2017

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(1)	This column shows the number of shares underlying outstanding Roll-Over Options as of December 31, 2007.

(2)
This column shows the number of shares underlying time-based stock options that were granted in connection with the Merger.  These options vest in five equal annual increments on November 16th of 2008, 2009, 2010, 2011, and 2012, provided that the executive officer continues to be employed by Alltel on the vesting date.

(3)
This column shows the number of shares underlying performance-based stock options that were granted in connection with the Merger.  These options vest in the event that Alltel achieves certain performance goals described in the introduction to this table.

(4)
This column shows the exercise price for each stock option reported in the table.  For the time-based and performance-based stock options granted in connection with the Merger, the exercise price equals the fair market value per share of the underlying option shares on the date of grant.  With respect to the Roll-Over Stock Options, the number of shares underlying the options and the related per share exercise price were adjusted pursuant to agreement as described above in “Roll-Over Options” in order to account for the change in market value of Alltel’s common stock resulting from the Merger.  The adjustment to the number of shares and exercise prices maintained the intrinsic value of the stock options.

Option Exercises and Stock Vested

The following table sets forth information for each Named Executive Officer with respect to (i) the exercise of stock options and the vesting of restricted shares in 2007, prior to the Merger, and (ii) the cash-out of stock options and restricted shares at the time of the Merger.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Scott T. Ford	1,879,503	$45,508,761	90,833	$6,328,776
Sharilyn S. Gasaway	30,061	$748,838	36,250	$2,531,700
Jeffrey H. Fox	1,340,274	$32,764,484	66,250	$4,614,564
Richard N. Massey	5,691	$117,862	34,000	$2,375,804
C. J. Duvall	57,349	$1,604,584	28,250	$1,992,164
Kevin L. Beebe	1,703,906	$37,332,512	66,250	$4,614,564

(1)
These columns reflect the number of shares obtained upon exercise in 2007 prior to the Merger and the number of options cashed out in connection with the Merger, as well as the value realized from exercises and from the cash out. The table below provides these components.  Roll-Over Options are not included in this table.  Refer to page ____under Outstanding Equity Awards at Fiscal Year End for an explanation of Roll-Over Options and their aggregate spread.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Name	Number of Shares Acquired on Exercise of Options Prior to Merger (#)	Value Realized on Exercise (i)	Number of Option Shares Cashed-Out in the Merger (#)	Value Realized on Cash-Out (ii)
Scott T. Ford	488,800	$18,711,264	1,390,703	$26,797,497
Sharilyn S. Gasaway	--	--	30,061	$748,838
Jeffrey H. Fox	305,500	$11,694,540	1,034,774	$21,069,944
Richard N. Massey	--	--	5,691	$117,862
C. J. Duvall	--	--	57,349	$1,604,584
Kevin L. Beebe	--	--	1,703,906	$37,332,512

(i)
This column reflects the product of (1) the number of shares acquired upon the exercise of any stock option prior to the Merger, multiplied by (2) the excess of (x) the price per share of Alltel’s common stock at the time of exercise, over (y) the per share exercise price of the stock option.

(ii)
In connection with the Merger, all outstanding stock options (other than Roll-Over options held by select management employees) became fully vested and converted into the right to receive a cash payment equal to the number of shares underlying the option multiplied by the amount, if any, by which the Merger consideration of $71.50 per share exceeded the option exercise price.

(2)
These columns reflect the number of shares vested prior to the Merger in 2007 and the number of restricted shares cashed out in connection with the Merger, as well as the value realized on vesting of shares and upon the cash out of shares. The table below provides these components.

Name	Number of Shares Acquired on Vesting of Restricted Shares Prior to Merger (#)	Value Realized on Vesting (i)	Number of Restricted Shares Cashed-Out in the Merger	Value Realized on Cash-Out (ii)
Scott T. Ford	17,500	$1,085,466	73,333	$5,243,310
Sharilyn S. Gasaway	6,250	$386,700	30,000	$2,145,000
Jeffrey H. Fox	12,917	$801,254	53,333	$3,813,310
Richard N. Massey	5,667	$349,994	28,333	$2,025,810
C. J. Duvall	2,917	$180,854	25,333	$1,811,310
Kevin L. Beebe	12,917	$801,254	53,333	$3,813,310

(i)	This column shows the product of (1) the number of restricted shares that vested prior to the Merger, multiplied by (2) the price per share of Alltel’s common stock at the time of vesting.

(ii)
In connection with the Merger, each outstanding restricted share became fully vested and was converted into the right to receive a cash payment equal to $71.50, which was the per-share Merger consideration.  This column shows the product of (i) the number of restricted shares held by each Named Executive Officer immediately prior to the Merger, multiplied by (ii) $71.50 per share.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Pension Benefits

The following table shows information concerning the estimated retirement benefits payable to our Named Executive Officers under Alltel’s Pension Plan, Benefit Restoration Plan and the SERP.  A description of the plans covered in the table follows the table.

Pension Benefits
Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year (2)
Scott T. Ford	Alltel Corporation Pension Plan	11.9	$119,541	--
	Alltel Benefit Restoration Plan	11.9	$2,310,342	--
	Alltel Supplemental Executive Retirement Plan	N/A	--	$51,665,856

Sharilyn S. Gasaway	Alltel Corporation Pension Plan	6.7	$47,529	--
	Alltel Benefit Restoration Plan	6.7	$30,018	--
	Alltel Supplemental Executive Retirement Plan	N/A	--	$12,242,829

Jeffrey H. Fox	Alltel Corporation Pension Plan	4.8	$60,602	--
	Alltel Benefit Restoration Plan	4.8	$787,468	--
	Alltel Supplemental Executive Retirement Plan	N/A	--	$23,573,415

Richard N. Massey	Alltel Corporation Pension Plan	-	--	--
	Alltel Benefit Restoration Plan	-	--	--
	Alltel Supplemental Executive Retirement Plan	N/A	--	$17,671,522

C. J. Duvall	Alltel Corporation Pension Plan	8.9	$109,424	--
	Alltel Benefit Restoration Plan	8.9	$228,546	--

Kevin L. Beebe	Alltel Corporation Pension Plan	8.9	$79,157	--
	Alltel Benefit Restoration Plan	8.9	$942,246	--
	Alltel Supplemental Executive Retirement Plan	N/A	--	$26,132,687

(1)
The information contained in the “Number of Years Credited Service” column and the “Present Value of Accumulated Benefit” column for the Pension Plan and the Benefit Restoration Plan are calculated as of December 31, 2007, which is the measurement date used for reporting purposes in Alltel’s Consolidated Financial Statements contained in this Annual Report on Form 10-K. The present value of accumulated benefits was prepared based on the same assumptions used in the Consolidated Financial Statements contained in this Annual Report on Form 10-K including the following:  Mortality table:  RP-2000 Combined Healthy Lives table (projected to 2008);  Interest rate:  6.55% discount rate; and Retirement age:  age 60, except that, for Mr. Beebe (who has terminated employment), pension commencement at age 65 for the Alltel Corporation Pension Plan and at age 55 for the Alltel Corporation Benefit Restoration Plan.

(2)
In connection with the Merger, each of the Named Executive Officers elected to receive a lump sum payment of his or her accrued SERP benefit, as agreed on November 15, 2007, and payable on January 2, 2008.  These payments completely discharged Alltel’s obligation with respect to SERP benefits (other than lifetime health and dental benefits) that accrued during each Named Executive Officer's tenure with the Company.  For Mr. Beebe, the amount in the above column includes an additional payment to cash-out the lifetime health and dental benefits available under the SERP.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Description of Defined Benefit Retirement Plans

The following is a summary of the plans covered by the Pension Benefits Table.

Alltel Corporation Pension Plan.  The Alltel Corporation Pension Plan (the “Pension Plan”) is a tax-qualified defined benefit plan that covers certain employees of Alltel Corporation and related adopting employers.  For nonbargaining employees, the Pension Plan was closed to new participants as of December 31, 2005 and frozen to additional accruals as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005).  Each Named Executive Officer, other than Mr. Massey, is a participant in the Pension Plan.

The Pension Plan’s benefit for the Named Executive Officers generally is based on the following:

•
For post January 1, 1988 through December 31, 2005 service, the participant is credited with 1% of compensation, plus 0.4% of the participant’s compensation in excess of the Social Security Taxable Wage Base for the year.

•
For employees who had attained age 40 with two years of service at December 31, 2005, the above formula applies to service through December 31, 2010.  The Pension Plan is frozen to additional accruals after December 31, 2010 (December 31, 2005 for those who had not attained age 40 with two years of service at December 31, 2005).

•	Compensation for a year generally includes salary, bonus and other non-equity incentive compensation up to the applicable limit of the Internal Revenue Code ($225,000 for 2007).

•	The Social Security Wage Base is the maximum amount of earnings that is subject to Social Security taxes for the year ($97,500 for 2007).

The benefit is payable as a monthly life annuity following:

•	Normal retirement at age 65 (or, if later, five years of service or the fifth anniversary of participation).

•	Early retirement at or after age 55 with at least 20 years of service (with a reduction in the life annuity of 0.25% for each month payment begins before age 60).

•
Early retirement at or after age 60 with 15 years of service (with a reduction in the life annuity of 0.25% for each month payment begins before age 65 for a participant whose benefit begins before age 62).

None of the Named Executive Officers are currently eligible for an early retirement benefit under the Pension Plan.  Benefits under the Pension Plan also are available in certain actuarially equivalent annuity forms, including joint and surviving spouse annuities and a 10-year certain annuity. If a vested participant dies before benefits begin, an annuity generally is payable to the participant’s surviving spouse.

Alltel Corporation Benefit Restoration Plan.  Each employee who is entitled to a vested benefit under the Pension Plan and who is designated by the Board or the Chief Executive Officer is entitled to participate in the Alltel Corporation Benefit Restoration Plan (the “BRP”) if his or her benefit is reduced as a result of IRS limits imposed on compensation and benefits. The pension benefit under the BRP is calculated as the excess, if any, of (x) the participant’s Pension Plan benefit (on a single life-annuity basis payable commencing on the later of the participant’s retirement date or age 65) without regard to the IRS compensation limit ($225,000 for 2007) and without regard to the benefit limitation ($180,000 for 2007) over (y) the participant’s actual Pension Plan benefit (on a single life-annuity basis payable commencing on the later of the participant’s retirement date or age 65).  If the participant has not attained age 65 on the date their benefit is scheduled to commence, the BRP benefit is reduced to the same extent, if any, as the Pension Plan benefit. For purposes of the preceding calculations, compensation has the same meaning provided in the description of the Pension Plan above.  Benefits are paid over the life of the participant if the participant is alive when benefits commence or over the life of the spouse if the benefit is paid as a pre-retirement death benefit.  Alltel may direct that the benefit be paid in an alternative form provided that it is the actuarial equivalent of the normal form of benefit so that the BRP benefit is paid in the same form as the Pension Plan benefit.  None of the Named Executive Officers is currently eligible for an early retirement benefit from the BRP.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Alltel Corporation Supplemental Executive Retirement Plan. Upon the Merger and simultaneous termination of the SERP, Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway were paid an amount approximately equal to his or her entitlement of retirement proceeds under the SERP as agreed on November 15, 2007 and payable January 2, 2008.  The SERP also provided an entitlement to lifetime health and dental benefits for the executives and their dependents.  Alltel entered into an agreement with Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway, to provide a cash payment in lieu of the health and dental benefits upon the executive’s termination of employment subject to the terms of the employment agreements.  This was agreed upon so that the executive would not be compensated for a duplicate health care benefit while he or she is receiving a health and dental benefit from the company.

Non-Qualified Deferred Compensation in 2007

The following table shows information concerning aggregate amounts earned and payable to our Named Executive Officers under Alltel’s non-qualified deferred compensation arrangements, including the Alltel Corporation Benefit Restoration Plan, the Alltel Corporation 1998 Management Deferred Compensation Plan, the 360° Communications Company Deferred Compensation Plan and the 360° Communications Company Retirement Savings Restoration Plan.

Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals / Distributions (4)	Aggregate Balance at Last Fiscal Year End (5)
Scott T. Ford	$1,802,155	$736,874	$306,376	$3,242,075	$3,015,005
Sharilyn S. Gasaway	$603,001	$130,498	$23,992	$455,208	$557,211
Jeffrey H. Fox	$1,981,294	$327,248	$987,021	$10,869,825	$3,186,056
Richard N. Massey	$1,358,377	$240,624	$38,569	$1,305,785	$580,908
C. J. Duvall	$875,149	$96,629	$88,088	$1,528,130	$283,156
Kevin L. Beebe	$126,433	$126,433	$276,887	$2,865,128	$687,144

(1)
This column shows the aggregate deferrals for each Named Executive Officer of (i) base salary otherwise payable in 2007, (ii) the annual bonus earned under the Performance Incentive Compensation Plan for the performance period ending December 31, 2006, and (iii) the annual bonus earned under the Performance Incentive Compensation Plan for the period ending prior to the Merger, and the incentive earned under the Long-Term Incentive Plan for each outstanding performance cycle prior to the Merger.  Of these amounts, the base salary deferrals for each Named Executive Officer are included in the “Salary” column of the Summary Compensation Table. Deferrals of the annual bonus under the Performance Incentive Compensation Plan and the Long-Term Incentive Plan for the performance period ending in 2007 and for each outstanding performance cycle prior to the Merger for the Named Executive Officers are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)
The “Registrant Contributions in Last Fiscal Year” column shows the aggregate credits to the accounts of the Named Executive Officers under the Benefit Restoration Plan during 2007 (as described in more detail below). The credits are included in the “All Other Compensation” column to the Summary Compensation Table.

(3)
The “above-market” portions of the amounts included in this column are reported in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table.

(4)
Each Named Executive Officer received lump sum distributions of his or her account balance under the 1998 Management Deferred Compensation Plan in connection with the merger transaction. Mr. Beebe also received a lump sum distribution from his Alltel Corporation Benefit Restoration Plan and 360° Communications Company deferral plans.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(5)
The aggregate balance as of December 31, 2007 reported for each Named Executive Officer includes the following deferrals and earnings that may have been previously reported as compensation in the Summary Compensation Table for prior years (balances are prior to adjustment for gains, losses and prior in-service distributions):

Name	Balance ending December 31, 2003	Balance ending December 31, 2004	Balance ending December 31, 2005	Balance ending December 31, 2006
Scott T. Ford	$1,094,795	$1,487,818	$2,319,581	$3,411,675
Sharilyn S. Gasaway	$8,953	$27,345	$99,618	$254,928
Jeffrey H. Fox	$4,445,861	$6,172,621	$8,301,467	$10,760,318
Richard N. Massey	N/A	N/A	N/A	$249,123
C. J. Duvall	$37,928	$120,635	$324,875	$751,420
Kevin L. Beebe	$1,450,920	$1,890,151	$2,416,740	$3,022,519

Description of Non-Qualified Deferred Compensation Plans

The following is a summary of the plans covered by the Non-Qualified Deferred Compensation Table:

1998 Management Deferred Compensation Plan.  Under the Alltel Corporation 1998 Management Deferred Compensation Plan (the “1998 Plan”), the Chief Executive Officer and other participants designated by the Chief Executive Officer may elect to defer up to 50% of their salary, annual bonus and long-term bonus. In general, payments are made in a lump sum following termination of employment or death, or in the event of a change in control. If, however, a participant dies or terminates after attaining age 65, age 60 with 15 years of service, or age 55 with 20 years of service, then payments generally commence on a date designated by the participant (but no more than 10 years following termination), in the form of a lump sum or annual installments of up to 15 years, as elected by the participant.  Alltel may accelerate payment in the event of a participant’s “financial hardship.” Participant accounts are credited with earnings as of the end of each calendar year based on the prime rate in effect on the first business day of the following calendar year plus 200 basis points.  For 2007 balances distributed prior to the end of the year, this was 10.25% and for balances remaining after the end of the year this was 9.25%. According to the terms of the Plan at the time of distribution, interest rates applied to balances distributed during the calendar year were the prime rate as of the first business day of the calendar year plus 200 basis points.

Alltel Corporation Benefit Restoration Plan. Participants of the Profit Sharing Plan and the 401(k) Plan designated by the post-Merger Committee or the Chief Executive Officer may participate in the Benefit Restoration Plan (the “BRP”).  Under the 401(k) Plan component of the BRP, eligible participants may also defer up to 15% of their compensation (generally comprised of salary, annual bonus and other non-equity incentive plan compensation) in excess of IRS limits ($225,000 for 2007) and receive a matching credit equal to up to 4% of such excess compensation.  Under the Profit Sharing Plan component of the BRP, eligible participants receive a profit sharing credit, which for 2007 was equal to 2% of such excess compensation. Payments generally commence following termination of employment.  Payments from the 401(k) component are paid in a lump sum and payments from the profit sharing component are made in five annual installments.  Participant accounts are credited with earnings based on the investments provided by Alltel under the Profit Sharing Plan. Profit Sharing Plan investments are professionally managed by various money managers and overseen by an independent investment consultant.  The investment return under the BRP for 2007 was 7.27%.

360° Communications Company Deferred Compensation Plan. Under the 360° Communications Deferred Compensation Plan (the “360° Deferred Compensation Plan”), participants who were designated by 360° Communications could elect to defer up to 25% of their salary and up to 100% of their bonus. The 360° Deferred Compensation Plan was frozen as to future deferrals effective as of December 1998. In general, payments are made in a lump sum following termination of employment or death, or in the event of a change in control. In the case of a participant’s retirement, disability or death before termination of employment, payments from the 360° Deferred Compensation Plan are made in a lump sum or in installments over a maximum of 15 years, as elected by the participant. If the participant terminates employment prior to his or her retirement, disability or death, payment is made in an immediate lump sum. Participants could also elect to receive a payment of their deferred compensation in a lump sum on specified dates prior to termination of employment. In the event of certain unforeseeable emergencies, a participant may request a distribution of all or a portion of the participant’s account to the extent necessary to satisfy the unforeseeable emergency. Mr. Beebe’s account under the 360° Deferred Compensation Plan was credited with earnings based on the prime rate in effect on the first business day of the following calendar year plus 200 basis points. The investment return under the 360° Deferred Compensation Plan for 2007 was 10.25% for Mr. Beebe. According to the terms of the Plan at the time of distribution, interest rates applied to balances distributed during the calendar year were the prime rate as of the first business day of the calendar year plus 200 basis points.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

360° Communications Company Retirement Savings Restoration Plan. Under the 360° Communications Company Retirement Savings Restoration Plan (the “360° Restoration Plan”), participants designated by 360° Communications Company were permitted to defer up to 6% of their compensation under the 360° Communications Retirement Savings Plan in excess of Internal Revenue Code limits applicable to qualified retirement plans and receive a matching credit of up to 6% of such excess compensation deferred. The 360° Restoration Plan was frozen as to future deferrals effective as of December 1998. In the case of a participant’s retirement, disability or death before termination of employment, payments from the 360° Restoration Plan are made in a lump sum or in installments as elected by the participant. If the participant terminates employment prior to his or her retirement, disability or death, payment is made in an immediate lump sum.  Mr. Beebe’s account under the 360° Restoration Plan was credited with earnings based on investments under the 360° Deferred Compensation Plan. The investment return under the 360° Restoration Plan for 2007 was 10.25% for Mr. Beebe.

Impact of Section 409A.  Section 409A was added to the Internal Revenue Code of 1986 in the fall of 2004. Section 409A imposes new restrictions on the plans described above with respect to amounts deferred after December 31, 2004 and earnings thereon (and with respect to plans that are “materially modified” after October 3, 2004).  These new restrictions generally define the earliest date that payments may commence under the plans and limit the ability of participants to receive accelerated payments or to change their deferral and payment elections. As permitted under existing guidance, Alltel will amend the plans described above on or before December 31, 2008 to conform to Section 409A.  With the IRS’ recent issuance of final guidance under Section 409A, Alltel is evaluating the nature and the scope of the required amendments.  In the meantime, Alltel has adopted a resolution providing that the plans are deemed amended to the extent necessary to comply with Section 409A and that the plans will be administered in good faith compliance with the new rules, as permitted by current IRS guidance.

Potential Payments Upon Termination of Employment or Change in Control

Alltel has entered into agreements and maintains plans and arrangements that require Alltel or its successors to pay or provide certain compensation and benefits to the Named Executive Officers in the event of termination of employment or a change in control of Alltel.  The estimated amount of compensation and benefits payable or provided to each Named Executive Officer in each triggering situation is summarized below. These estimates are based on the assumption that the various triggering events occurred on December 31, 2007.  Other material assumptions used in calculating the estimated compensation and benefits under each triggering event are noted below. The actual amounts that would be paid to a Named Executive Officer upon certain terminations of employment or upon a change in control can only be determined at the time the actual triggering event occurs.

The estimated amount of compensation and benefits described below does not take into account compensation and benefits that a Named Executive Officer has earned prior to the applicable triggering event, such as earned but unpaid salary or accrued vacation pay. The estimates also do not take into account benefits that our Named Executive Officers would be entitled to receive upon termination of employment generally under the retirement plans and programs described in the “Pension Benefits” section beginning on page 45 and the “Non-Qualified Deferred Compensation” section beginning on page 47. This section does identify and quantify the extent to which those retirement benefits are enhanced or accelerated upon the triggering events described below.

Employment Agreements

Alltel entered into employment agreements with each of the Named Executive Officers other than Mr. Beebe effective November 16, 2007.  Under the employment agreements each Named Executive Officer would be entitled to the following severance benefits if the executive’s employment is terminated by us other than for cause, death or disability or if the executive resigns for “good reason,” in either case more than three years after the Merger:

•	A lump sum payment, equal to the annual bonus for the year in which the termination of employment occurs, prorated through the date of termination.

•
A lump sum payment equal to the product of (i) the greater of one or the number of years (or fractions thereof) remaining in the term, multiplied by (ii) the executive’s annual base salary and annual bonus.

•	Continued health and welfare benefits for a period equal to the greater of one year or the number of years (or fractions thereof) remaining in the term.

•	For purposes of the severance calculations, the annual bonus equals the highest annual bonus earned by the executive in any of the three years prior to the year of termination.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Each Named Executive Officer would be entitled to the following severance benefits if the executive’s employment is terminated by us other than for cause, death or disability or if the executive resigns for “good reason,” during the two-year period following a change in control, or upon certain terminations in connection with or in anticipation of a change in control or if Messrs. Ford, Fox, Massey and Ms. Gasaway, resign for any reason during the 90-day period commencing on the first anniversary of a change in control:

•	A lump sum payment equal to the annual bonus for the year in which the termination of employment occurs, prorated through the date of termination.

•	A lump sum payment equal to three times the executive’s annual base salary and annual bonus.

•	Continued health and welfare benefits for up to three years.

•
If any payments or benefits that the executive receives are subject to the golden parachute excise tax imposed under Section 4999 of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive is placed in the same after-tax position as if no excise tax had been imposed.

•	For purposes of the severance calculations, the annual bonus equals the highest annual bonus earned by the executive in any of the three years prior to the year of termination.

The employment agreements do not provide for any severance benefits if the executive’s employment is terminated for cause, death or disability.  The employment agreements provide that upon termination of employment for any reason, the executive is prohibited from disclosing any confidential information or retaining any written material containing confidential information.  Upon a termination of employment that entitles the executive to severance benefits described above, the executive would be prohibited from competing against, or soliciting employees of, Alltel and its affiliates for a two-year period. Moreover, a terminated executive is required to sign a release of all claims against Alltel and its affiliates prior to receiving severance benefits.

Under the terms of each employment agreement, Alltel is responsible for paying, or causing its affiliates to pay, all legal fees and expenses reasonably incurred by the executive in any dispute concerning the interpretation or enforcement of the employment agreement. For purposes of the calculations below, we have assumed that the executives will not incur legal fees to enforce their rights under the agreement.

Under the employment agreements, the term “cause” generally means (i) the willful and continued failure to perform substantially the executive’s duties (other than due to physical or mental illness), after a written demand for substantial performance is delivered to the executive, or (ii) the willful engaging in illegal conduct or gross misconduct that is materially and demonstrably injurious to Alltel.  A termination for cause is not effective until the executive has had an opportunity to appear before the Board of Directors with counsel and the termination is approved by at least 75% of the members of the Board.   The term “good reason” generally means any of the following events, without the executive’s prior written consent: (i) a material diminution in the executive’s position, authority or responsibilities, (ii) any failure to provide the compensation and benefits required under the agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and that is remedied promptly by Alltel, (iii) a relocation of  the executive’s primary work location by more than 50 miles, or (iv)  for Messrs. Ford, Fox, Massey and Ms. Gasaway, a resignation by the executive for any reason during the 90-day period following the first anniversary of a change in control.  In general, the executive must provide Alltel with written notice of any event constituting good reason and Alltel has 20 days to cure the event.   The term “change in control” generally means (i) the acquisition of 50% or more of our stock, (ii) a merger, consolidation or sale of substantially all of our assets if Alltel’s stockholders do not own more than 50% of the combined enterprise after the transaction, or (iii) a liquidation of the Company.

Mr. Ford’s employment agreement also includes a provision giving him the authority, for a period ending on November 16, 2010 (or, if a change in control has occurred prior to the end of such period, until the second anniversary of such change in control), to direct Alltel to exercise the call right described above under the Management Stockholders Agreement with respect to invested equity held by employees (other than Mr. Ford) whose employment is terminated by Alltel without cause, by the employee for good reason or by reason of the employee’s death  or disability, subject to the approval of the Board.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Time-Based Stock Options

Upon a Named Executive Officer’s involuntary termination without cause or due to death or disability, or upon his/her voluntary termination for good reason, the vesting of time-based options held by that Named Executive Officer pursuant to Alltel’s 2007 Stock Option Plan would be accelerated, so that a portion of the unvested time-based options that would have vested during the one year immediately following termination would vest and become exercisable.  Generally, “disability” means the absence from work on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness.  The terms cause and good reason have the meanings provided in the employment agreements described above.  The time-based stock options also vest in full upon a change in control, which is generally defined as an acquisition of 50% of the combined voting power of the Company, a merger where 50% of the combined voting power changes hands or a stockholder vote approving the liquidation or dissolution of the Company.

We have not included the accelerated vesting of the time-based stock options in the calculations below, because they were granted with an exercise price equal to $10 per share, which was the fair market value of the shares on November 16, 2007.  No subsequent valuation of the shares was performed on or about December 31, 2007, and therefore we have assumed that the options have no intrinsic value or “spread” on that date.

Termination for Any Reason

Each NEO would be entitled to the following payments if his or her employment with Alltel was terminated on December 31, 2007 either by Alltel or the executive and regardless of the reason for the termination.  Mr. Beebe is not included in the table because he terminated employment on November 16, 2007 in connection with the Merger.  The benefits Mr. Beebe received as a result of his termination are described further below.

Payments in Connection with Termination for Any Reason
	Ford	Gasaway	Fox	Massey	Duvall
Severance (1)	$0	$0	$0	$0	$0
Cash Payment for Continued Health Care (2)	$736,609	$891,925	$788,185	$640,881	$0
Tax Gross-up (3)	$565,971	$685,308	$605,599	$492,419	$0
Excise Tax Gross-up (4)	$0	$578,247	$0	$266,659	$0
Total	$1,302,580	$2,155,480	$1,393,784	$1,399,959	$0

(1)
Because the Named Executive Officers’ employment agreements only provide severance benefits (unrelated to a change in control) if the qualifying termination occurs on or after November 16, 2010, the payment of severance benefits is $0.

(2)
With respect to the cash payment for health care, upon the Merger, the SERP was terminated.  Prior to its termination, the SERP provided an entitlement to lifetime health benefits for its participants and their family.  As participants in the SERP and in connection with the Merger, Alltel entered into an agreement with Messrs. Ford, Fox, Massey, Beebe and Ms. Gasaway, to provide a single lump sum cash payment in lieu of the health benefits upon the executive’s termination of employment subject to the terms of his or her employment agreement.  The value of this cash benefit (assuming a termination on December 31, 2007) is reflected in the table above.  This amount is calculated using a discount rate of 6.51%, the Sex-distinct 1994 Group Annuity Mortality Table, medical and dental trend increase of 9% in 2008 and decreasing to 5% in 2014.  Costs include spouse for life and dependent children to age 23.

(3)
Income tax gross-up represents the additional payment under the terms of the SERP to cover federal and state income taxes imposed on the receipt of the cash payment in lieu of health benefits.  This amount is figured using a 43.45% combined federal and state calculation.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(4)
This column shows the amount of the tax gross-up paid by the Company on behalf of the Named Executive Officer to federal, state and local taxing entities to cover the executive’s cost of taxes related to Internal Revenue Code provisions 280G and 4999 as well as income taxes related to this gross up.  The tax gross-up was provided pursuant to the terms of the pre-Merger change in control agreements.

A Named Executive Officer is entitled to accelerated vesting of time-based stock options upon his or her involuntary termination without cause or due to death or disability, or upon his or her voluntary termination for good reason.  However, we have not included the accelerated vesting of the time-based stock options in the table above (or below relating to payments on a change in control) because all outstanding unvested options were granted with an exercise price equal to $10 per share, which was the fair market value of the shares on November 16, 2007.

In addition, Mr. Ford’s employment agreement also includes a provision giving him the authority, for a period ending on November 16, 2010 (or, if a change in control has occurred prior to the end of such period, until the second anniversary of such change in control) to direct Alltel to exercise the call right described in the Management Stockholders Agreement, dated November 16, 2007, with respect to invested equity held by employees (other than Mr. Ford) whose employment is terminated by Alltel without cause, by the employee for good reason or by reason of the employee’s death or disability, subject to the approval of the Board.

Voluntary Termination for Good Reason or Involuntary Termination without Cause

None of our Named Executive Officers would have been entitled to any payments or benefits from Alltel if the Company or its affiliates terminated his or her employment without cause or the executive terminated his or her employment with Alltel for good reason on December 31, 2007.  The employment agreements described above only provide severance benefits (unrelated to a change in control) if the qualifying termination occurs on or after November 16, 2010.

Voluntary Termination for Good Reason or Involuntary Termination without Cause Following Change in Control

 Under the employment agreements described above, each Named Executive Officer would have been entitled to the following estimated payments and benefits from Alltel or its successor if a change in control occurred on December 31, 2007, and Alltel terminated the executive’s employment without cause or the executive terminated his or her employment with Alltel for good reason following the change in control.

Payments and Benefits	Ford	Gasaway	Fox	Massey	Duvall
Severance (1)	$10,380,000	$2,525,250	$5,515,875	$3,802,500	$1,828,575
Prorata Bonus Payment (2)	--	--	--	--	--
Welfare Benefit Values (3)	$39,236	$39,281	$39,230	$39,180	$39,211
Excise Tax & Gross-Up (4)	--	$1,112,971	--	$1,673,773	$786,271
Aggregate Payments	$10,419,236	$3,677,502	$5,555,105	$5,515,453	$2,654,057

(1)
Severance payments equal to three (3) times the sum of the executive’s annual base salary at the time of the termination plus the highest annual bonus earned by the executive in any of the three years prior to the year of termination.

(2)
The highest annual bonus earned by the executive in any of the three years prior to the year of termination.  No prorated bonus would have been due as of December 31, 2007 because the full year bonus was paid in November 2007.

(3)
The medical and dental benefit (computed for 3 years) was calculated in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”). Other benefits were calculated (for 3 years post-termination benefit) under existing plans and programs, with a monthly group benefit premium of $135.38 for long-term disability, $83.00 for group life insurance and $11.00 for accidental death and disability.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(4)
Gross-up covering the full cost of excise tax under Internal Revenue Code Sections 280G and 4999. To ensure disclosure of all potential compensation, conservative assumptions regarding the potential excise tax have been applied.

Mr. Beebe's Termination of Employment

Mr. Beebe terminated employment with Alltel on November 16, 2007 in connection with the Merger.  Pursuant to the terms of Mr. Beebe’s Change in Control Agreement, his equity award agreements and the amended SERP, he received the following payments and benefits:

Payments and Benefits	Amount
Change in Control Payment (1)	$11,787,604

Prorated Bonus Payment (2)	$1,224,986

Prorated LTI Payment (3)	$1,966,678

SERP Payment (4)	$24,992,397

Cash-out of Health Benefits (5)	$1,140,290

Cash-Out of Stock Options (6)	$37,332,512

Cash-Out of Restricted Shares (7)	$3,813,310

Excise Tax & Gross-Up (8)	$13,153,473

Aggregate Payments	$95,411,250

(1)
Lump sum change in control payments equal to three (3) times the sum of the executive’s annual base salary at the time of the termination plus the maximum short-term incentive plus the maximum long-term incentive, both as defined and required by Mr. Beebe’s Change in Control Agreement, and reflecting the enhanced value of the Supplemental Executive Retirement Plan and pension due to 3 years additional service credit, as well as payment equivalent to 3 years of Company contributions to defined contribution plans.

(2)
The annual incentive cash award earned under the Performance Incentive Compensation Plan for 2007.  As a result of the Merger, this award was calculated assuming maximum performance and the resulting amounts were prorated through November 16, 2007, his date of termination.

(3)
The long-term incentive cash award earned under the Long-Term Performance Incentive Compensation Plan for the 2005-2007, 2006-2008 and 2007-2009 performance cycles.  In connection with the Merger, these awards were calculated based on maximum performance for the 2007-2009 award, as defined and required in his change in control agreement and the resulting amounts were prorated for each performance cycle based on the period of time between the first day of the applicable performance cycle and November 16, 2007, his date of termination.

(4)	In connection with the Merger, on November 15, 2007, Mr. Beebe elected to receive a lump sum payment of his accrued benefit under the Supplemental Executive Retirement Plan on January 2, 2008.

(5)	In connection with the Merger, Mr. Beebe elected to receive a lump sum payment in lieu of receiving lifetime medical and dental coverage as provided under the SERP.

(6)
In connection with the Merger, each outstanding stock option became fully vested and was converted into the right to receive a cash payment equal to the number of shares underlying the option, multiplied by the amount, if any, by which the Merger consideration of $71.50 per share exceeded the option exercise price.

(7)
In connection with the Merger, all unvested restricted stock awards became fully vested and were converted into the right to receive a cash payment equal to $71.50, which was the per-share Merger consideration.  The above calculation reflects the product of (i) the number of restricted shares held by Mr. Beebe, multiplied by (ii) $71.50.

(8)	Gross-up for the excise tax under Internal Revenue Code Section 4999.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

DIRECTOR COMPENSATION

At the beginning of 2007, the Compensation Committee of Alltel Corporation established the compensation levels for non-employee directors.  In connection with the Merger, the directors of Alltel prior to the Merger resigned and new directors were appointed by our new stockholders.  The new non-employee directors appointed at the time of the Merger do not receive compensation (including equity awards) specifically for acting as directors of the Company.  Accordingly, the following discussion summarizes our compensation program during 2007 for the non-employee directors who served prior to the Merger, except where otherwise stated.

Annual Base Fee

In 2007, non-employee directors of Alltel received $60,000 as an annual base fee and $1,750 for each Committee and Board meeting attended. Each non-employee director of Alltel who chaired a Board Committee received an additional annual fee of $7,500. Directors could elect to defer all or a part of their cash compensation under Alltel’s deferred compensation plan for directors.

Equity Awards

Under the 1999 Nonemployee Directors Stock Compensation Plan, as amended, a portion of each non-employee director’s annual base fee was paid on the annual meeting date in restricted shares of Alltel common stock that were subject to forfeiture until the next annual meeting under certain circumstances.  The number of restricted shares issued to each non-employee director was determined by dividing the portion of the annual base fee that was to be paid in restricted shares by the market price per share on the annual meeting date.  In 2007, 50% of the annual base fee was paid by the issuance of 460 restricted shares.  In connection with the Merger, each outstanding restricted share became fully vested and was converted into the right to receive a lump sum cash payment equal to $71.50 per share.

Under the 1994 Stock Option Plan for Nonemployee Directors, as amended (the “Directors Plan”), each non-employee director automatically received an initial grant of an option to purchase 12,000 shares of Alltel common stock on the date he or she first became a non-employee director. The Director Plan also provided for the automatic grant, following the conclusion of each annual meeting of stockholders, of an option to purchase 7,800 shares of Alltel common stock to each non-employee director (other than a director who was first elected at the annual meeting). The exercise price of options granted under the Directors Plan was the fair market value of the Alltel common stock on the date the option was granted.  In connection with the Merger, each outstanding stock option (whether or not vested) became fully vested and was converted into the right to receive a lump sum cash payment equal to the product of (1) the number of shares underlying the option, multiplied by (2) the excess of (x) $71.50, which was the per-share Merger consideration, over (y) the per share exercise price of the stock option.

Both the 1999 Nonemployee Directors Stock Compensation Plan and the 1994 Stock Option Plan for Nonemployee Directors were terminated following the Merger.

Agreement with Mr. Joe T. Ford

Mr. Joe T. Ford’s services as Chairman of Alltel’s Board of Directors were governed by a written agreement with Alltel.  In accordance with the agreement, Mr. Ford served as Chairman of the Board of Directors until his resignation in connection with the Merger.

For his services as Chairman of the Board, Mr. Ford received cash compensation of $20,833.33 per month, and, for purposes of determining the vesting of his stock options outstanding at the time of his retirement as Chief Executive Officer in July 2002, Mr. Ford was treated as if his employment with Alltel had continued during the period he continued to serve as Chairman of the Board. During his tenure as Chairman of the Board, Mr. Ford received reimbursement for country club membership on the same basis as in effect at the time of his retirement as Chief Executive Officer.  Mr. Ford also received the following perquisites on the same basis as provided to senior executives of Alltel from time to time: physical exam reimbursement, tax/estate planning reimbursement, and corporate plane usage. The foregoing compensation to Mr. Ford for his services as Chairman of the Board was in lieu of any director fees, director meeting fees, director options, director stock grants, or other amounts otherwise payable to a member of the Board of Directors.

Under the terms of his agreement Mr. Ford received in cash a lump sum change in control payment in the amount of $750,000 as a result of the Merger.  Mr. Ford also was eligible for reimbursement of any excise tax under Section 4999 of the Internal Revenue Code (and for any excise, income, or employment tax resulting from that reimbursement, successively, so as to offset the Internal Revenue Code Section 4999 excise tax) imposed on any payments to Mr. Ford from Alltel.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

Director Compensation Table

The following table shows the compensation earned in 2007 by members of Alltel’s Board of Directors who served as directors during 2007 prior to the Merger.  The directors appointed in 2007 after the Merger do not receive compensation for acting as directors of the Company.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation (3)		Total
John R. Belk	$22,750	$75,098	$177,355	$10,594	$462		$286,259
Peter A. Bridgman	$42,500	$75,098	$199,521	$3,401	$462		$320,982
William H. Crown	$29,750	$75,098	$177,355	$6,786	$462		$289,451
Joe T. Ford	$221,154	N/A	N/A	$56,565	$1,128,711	(4)	$1,406,430
Lawrence L. Gellerstedt, III	$56,750	$37,582	$177,355	$13,852	$231		$285,770
Emon A. Mahony, Jr.	$47,500	$37,582	$177,355	$26,933	$231		$289,601
John P. McConnell	$72,500	$37,582	$177,355	$4,512	$231		$292,180
Josie C. Natori	$52,750	$37,582	$177,355	$23,123	$231		$291,041
John W. Stanton	$17,500	$73,552	$222,312	--	$368		$313,732
Warren A. Stephens	$17,500	$75,098	$177,355	$5,246	$462		$275,661
Ronald Townsend	$56,250	$37,582	$177,355	--	$231		$271,418

(1)
This column reflects the aggregate dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2007, in accordance with FAS 123R, of outstanding restricted stock awards (whether or not granted during 2007).  Additional assumptions made in the valuation and expensing of these awards are set forth in footnote 9 to Alltel’s Consolidated Financial Statements for the fiscal year ended December 31, 2007.

(2)
This column reflects the aggregate dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2007, in accordance with FAS 123R, of outstanding stock option awards (whether or not granted during 2007).  Additional assumptions made in the valuation and expensing of these awards are set forth in footnote 9 to Alltel’s Consolidated Financial Statements for the fiscal year ended December 31, 2007.

The grant date fair values of options granted to directors in 2007, as determined in accordance with FAS 123R, are as follows: John R. Belk $139,485; Peter A. Bridgman $139,485; William H. Crown $139,485; Lawrence L. Gellerstedt, III $139,485; Emon A. Mahony, Jr. $139,485; John P. McConnell $139,485; Josie C. Natori $139,485; John W. Stanton $139,485; Warren A. Stephens $139,485; and Ronald Townsend $139,485.

(3)	Column reflects dividends paid on outstanding restricted stock awards during the 2007 fiscal year, except for Mr. Ford.

(4)
With respect to Mr. Ford’s service as a director, includes the change in control payment of $750,000, personal use of company-owned aircraft in the amount of $120,895, and $257,816 for future office space and administrative support.

With respect to Mr. Ford’s service as an employee of Alltel prior to July 1, 2002, he was entitled to an aggregate annual retirement benefit of $2,500,000 ($2,211,539 of which was paid in 2007 prior to the Merger), which benefit was accelerated upon the change in control to a payment of $27,873,314 in accordance with his agreement with Alltel, and $148,619 for Mr. Ford’s stock option expense resulting from stock options issued while he was an employee and reflecting the aggregate dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2007, in accordance with FAS 123R. Additionally, his former employment contract provided health and welfare benefits for life which were cashed out as follows: $263,386 for the health and welfare benefit and $151,069 for the related tax gross-up payment.  The payments attributable to Mr. Ford’s services as an employee are not includable in the above table.

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

COMPENSATION COMMITTEE REPORT

In connection with its function to oversee Alltel’s executive compensation program, the Compensation Committee reviewed and discussed with Alltel’s management the Compensation Discussion and Analysis for the year ended December 31, 2007.

Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Alltel’s Annual Report on form 10-K for the fiscal year ended December 31, 2007.

The Compensation Committee
Gene Frantz
Joe Gleberman

Unless the Company specifically states otherwise, this Compensation Committee Report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Alltel Corporation
Form 10-K, Part III

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information, as of February 29, 2008, with respect to any person known to Alltel to be the beneficial owner of more than 5% of any class of Alltel’s voting securities, all of which are shares of Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Atlantis Holdings, LLC c/o TPG Partners V, L.P. 301 Commerce St., Suite 3300 Fort Worth, TX 76102	447,963,713 shares	97.4%

Set forth below is certain information, as of February 29, 2008, as to shares of each class of Alltel equity securities beneficially owned by each of the directors, each of the executive officers identified in the Summary Compensation Table on page 33, and by all directors and executive officers of Alltel as a group.  Except as otherwise indicated by footnote, all shares reported below are shares of Common Stock, and the nature of the beneficial ownership is sole voting and investment power:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (if 1% or more)
Named Executive Officers	Scott T. Ford	5,731,667	(a)	1.25%
	Sharilyn S. Gasaway	733,333	(a)	-
	Jeffrey H. Fox	2,343,333	(a)	-
	Richard N. Massey	1,066,667	(a)	-
	C.J. Duvall, Jr.	366,667	(a)	-

All Directors and Executive Officers as a Group		10,283,337	(b)	2.24%

(a)
Includes shares that the indicated persons have the right to acquire (through the exercise of options) on or within 60 days after February 29, 2008 as follows: Scott T. Ford (2,926,666); Sharilyn S. Gasaway (533,333); Jeffrey H. Fox (1,333,333); Richard N. Massey (266,666); C.J. Duvall, Jr. (266,666).

(b)	Includes a total of 5,393,330 shares that members of the group have the right to acquire (through the exercise of options) on or within 60 days after February 29, 2008.

Set forth below is additional information as of December 31, 2007 about shares of the Company’s Common Stock that may be issued upon the exercise of options under the Company’s existing equity compensation plan.

	(a)	(b)	(c)
(Thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	33,590.0	$8.21	6,527.6
Equity compensation plans not approved by security holders	-	-	-
Totals	33,590.0	$8.21	6,527.6

(1)	Consists of the Alltel Corporation 2007 Stock Option Plan.

Alltel Corporation
Form 10-K, Part III

Item 13.  Certain Relationships and Related Transactions and Director Independence

Management Agreement

Upon completion of the Merger, Alltel and Parent entered into a management agreement with affiliates of each of the Sponsors, pursuant to which such entities or their affiliates will provide on-going consulting and management advisory services.  In exchange for these services, affiliates of certain of the Sponsors will receive an aggregate annual management fee equal to one percent of Alltel’s consolidated Adjusted EBITDA, as that term is defined within the senior credit facilities of Alltel Communications Inc. (“ACI”), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  The fees are payable semi-annually in arrears.  A portion of the annual management fee (0.1 percent) is contributed to the Alltel Special Annual Bonus Plan and made available for payout as incentive compensation to certain management employees.  For the period November 16, 2007 to December 31, 2007, Alltel recorded management fees of $3.9 million, which are included in selling, general, administrative and other expenses in the consolidated statement of operations for that period.

The management agreement also provides that affiliates of the Sponsors will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions based on a percentage of the gross transaction value of any such transaction, as well as, a termination fee based on the net present value of future payment obligations under the management agreement, under certain circumstances.  The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.  Affiliates of the Sponsors received aggregate transaction fees of approximately $270.9 million for services provided by such entities in connection with the Merger.

Stockholders’ Agreements

On November 16, 2007, the Company, Parent, TPG Media V-AIV 1, L.P., GS Capital Partners VI Parallel, L.P. and certain affiliates of the Sponsors entered into stockholders’ agreements (the “Stockholders’ Agreements”).  The Stockholders’ Agreements contain agreements among the parties with respect to the election of the directors of Parent, the Company and its subsidiaries, restrictions on the issuance or transfer of shares, including tag-along and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions) and registration rights (including customary indemnification and contribution provisions).  The management participants who currently hold equity interests (including through the exercise of options) in the Company are also party to a Stockholders’ Agreement.

Registration Rights Agreement

On November 16, 2007, TPG Media V-AIV 1, L.P., GS Capital Partners VI Parallel, L.P. and certain affiliates of the Sponsors entered into a registration rights agreement with the Company and Parent (the “Registration Rights Agreement”).  The Registration Rights Agreement provides for registration rights with respect to the equity securities of Parent and the Company in the event of a future registered public offering of such equity securities under the Securities Act of 1933 that meets specified criteria.

Employment Arrangements

In connection with the Merger, the Company entered into Employment Agreements (each an “Employment Agreement”) with eight of its executives (each an “Executive”).  Pursuant to the Employment Agreements, each of the Executives will continue to act in the position he or she held during the six months preceding the closing date of the Merger for a three-year employment term renewable annually unless terminated by either party in accordance with the Employment Agreement.  Each Executive will be entitled to the same annual base salary as that is in effect during the six months preceding the closing date of the Merger, together with annual increases.  The Executives will also be eligible to participate in the Alltel Performance Incentive Bonus Plan that will entitle each Executive to a bonus based on achievement of performance targets in a given year and, in addition, will participate in the Alltel Special Annual Bonus Plan, which permits the Executives to share in certain payments by the Company under the Management Agreement.  The Employment Agreements also contain non-compete and confidentiality covenants.  The non-compete period is two years.

The Company also established the Alltel 2007 Stock Option Plan (the “Option Plan”) for the Company’s management and key employees.  The Option Plan provides for the award of stock options with respect to up to 6.5% of the Company’s stock on a fully diluted basis.  The equity awards granted under this incentive compensation plan will vest partially based on continued employment and partially through the attainment of performance-based goals.

Alltel Corporation
Form 10-K, Part III

Item 13.  Certain Relationships and Related Transactions and Director Independence (Continued)

Employment Arrangements (Continued)

If, after November 16, 2010, an Executive is terminated by the Company without “cause” or if any of the Executives terminates his or her employment for “good reason,” each as defined in the relevant Employment Agreement, the Executive will be entitled to a lump-sum payment representing his or her base salary for the remainder of the employment term (or one year if greater) and a pro-rata portion of any bonuses he or she has earned.  The Employment Agreements and Option Plan also include provisions triggered by a qualifying change in control, including accelerated vesting of options in certain circumstances.

In connection with their continued employment, certain members of management were also offered the opportunity to reinvest in the Company the value of some of their former shares of the Company’s Common Stock and certain other payments to which they were entitled as a result of the Merger and exchange their former stock options into new stock options, instead of receiving a cash payment for any such shares, payments or options.  In the aggregate, approximately $120 million was invested, through a combination of such exchanges and cash investments, in continued ownership of the Company’s equity and vested equity options.  In certain circumstances, the Company will have the right to purchase shares back from certain members of management at no more than fair market value, and in certain circumstances, which are in the Company’s control, Mr. Scott Ford will have the right to sell a portion of his shares and vested equity options to the Company at fair market value.

Other Transactions

Prior to the Merger, Warren A. Stephens, an executive officer and director of Stephens Inc. and co-chairman of SF Holding Corp., was a director of Alltel.  During the period January 1, 2007 through December 31, 2007, Alltel engaged Stephens Inc. to render investment banking and investment management services to Alltel and its subsidiaries, for which Alltel paid Stephens Inc. fees totaling $25.3 million.

In December 2007, the Company consummated an unregistered debt offering consisting of $1.0 billion aggregate principal amount of 10.375/11.125 percent senior unsecured Pay In-Kind (“PIK”) toggle notes due 2017.  Of the total notes sold, $810.0 million were purchased by affiliates of one of the Sponsors.

Director Independence

None of the members of our Board of Directors are independent under the NYSE independence standards due to their affiliations with the Sponsors and the Company as further described in Item 10, “Directors, Executive Officers and Corporate Governance”.

Item 14.  Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) has been selected as Alltel’s independent auditors for 2008.  The following discussion presents fees for services rendered by PwC for 2007 and 2006.

Audit Fees

The aggregate fees incurred for professional services rendered for the audit of Alltel’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, and the review of the financial statements included in Alltel’s Forms 10-Q for the fiscal years ended December 31, 2007 and 2006, were $4,882,035 and $5,706,171, respectively.  These audit fees include services rendered for the audits of certain subsidiaries and wireless partnerships.  The 2006 audit fees also include services rendered for the audit of Alltel’s wireline business debt registration, which was undertaken in connection with the spin-off of the wireline business.

Alltel Corporation
Form 10-K, Part III

Item 14.  Principal Accountant Fees and Services (Continued)

Audit-Related Fees

The aggregate fees incurred for assurance and related services by PwC that were reasonably related to the performance of the audit or review of Alltel’s financial statements and are not reported above under the caption “Audit Fees” for the fiscal years ended December 31, 2007 and 2006, were $210,800 and $132,290, respectively, which amounts were incurred for the following categories of services:

	2007	2006
State regulatory assistance	$85,300	$25,200
Review of executive compensation disclosures	34,000	-
Due diligence related to the acquisition of Alltel	91,500	-
Wireline business audit	-	98,640
Convertible debt procedures	-	8,450
Totals	$210,800	$132,290

Tax Fees

The aggregate fees incurred by Alltel for tax compliance, tax consulting and tax planning services by PwC for the fiscal year ended December 31, 2006 were $224,966. The foregoing tax-related services include review of tax returns, tax payment planning services and tax advice related to acquisitions.

All Other Fees

The aggregate fees incurred during the fiscal years ended December 31, 2007 and 2006 for services rendered to Alltel by PwC, other than those services covered in the sections captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees”, were $43,665 and $10,500, respectively.  Fees of $33,165 were incurred in 2007 in connection with litigation support services.  In addition, fees of $10,500 were incurred in 2007 and 2006 for subscriptions to PwC’s on-line accounting research software.

Not included in the 2007 amounts discussed above were fees of $1,760,000 paid to PwC by Alltel on behalf of the Sponsors for services provided to the Sponsors pursuant to an agreement associated with the private equity transaction.

In making its determination regarding the independence of PwC, the Audit Committee considered whether the provision of the services covered in the sections herein regarding “Audit-Related Fees”, “Tax Fees” and “All Other Fees” was compatible with maintaining such independence.  All services to be performed for Alltel by PwC must be preapproved by the Audit Committee or a designated member of the Audit Committee pursuant to the Committee’s Pre-Approval Policies and Procedures.  The Audit Committee’s pre-approval policy prohibits Alltel from engaging PwC for any non-audit services other than the following tax-related services: tax return preparation and review; advice on income tax, tax accounting, sales/use tax, excise tax and other miscellaneous tax matters; tax advice and implementation assistance on restructurings, mergers and acquisition matters and other tax strategies.

Alltel Corporation
Form 10-K, Part III

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.
Financial Statements:
The following Consolidated Financial Statements of Alltel Corporation and subsidiaries for the year ended December 31, 2007, included in the Financial Supplement, which is incorporated by reference herein:

Financial Supplement Page Number
	Management’s Report on Internal Control Over Financial Reporting	F-35
	Report of Independent Registered Public Accounting Firm	F-36 – F-37
	Consolidated Balance Sheets – as of December 31, 2007 and 2006	F-38
	Consolidated Statements of Operations	F-39
	Consolidated Statements of Cash Flows	F-40 – F-41
	Consolidated Statements of Shareholders’ Equity	F-42 – F-43
	Notes to Consolidated Financial Statements	F-44 – F-87

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	63
	Schedule II. Valuation and Qualifying Accounts	64 – 65

3.	Exhibits:
	Exhibit Index	66 – 72

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

Alltel Corporation
Registrant

By	/s/ Scott T. Ford	Date: March 20, 2008
Scott T. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sharilyn S. Gasaway	Date: March 20, 2008
Sharilyn S. Gasaway, Executive Vice President -
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott T. Ford
Scott T. Ford, President, Chief Executive Officer and Director
		By	/s/ Sharilyn S. Gasaway
*Sue P. Mosley, Controller			* (Sharilyn S. Gasaway, Attorney-in-fact)
	(Principal Accounting Officer)	Date: March 20, 2008

*Scott T. Ford, CEO and Director

*James Coulter, Director

*Gene Frantz, Director

*Joseph H. Gleberman, Director

*John W. Marren, Director

*Leo F. Mullin, Director

*Peter Perrone, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors of Alltel Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our reports dated March 20, 2008 appearing in this 2007 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
March 20, 2008

ALLTEL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to		Charged			Balance at
	Beginning	Cost and		to Other	Deductions		End of
Description	of Period	Expenses		Accounts	Describe		Period
Allowance for doubtful accounts, customers and other:

Successor:
For the period November 16, 2007 to December 31, 2007	$-	$32.6		$-	$-		$32.6
Predecessor:
For the period January 1, 2007 to November 15, 2007	$54.9	$171.6		$-	$152.1	(A)	$74.4
For the year ended December 31, 2006	$70.6	$227.3		$-	$243.0	(A)	$54.9
For the year ended December 31, 2005	$37.0	$192.5		$-	$158.9	(A)	$70.6

Valuation allowance for deferred tax assets:

Successor:
For the period November 16, 2007 to December 31, 2007	$16.6	$0.2		$-	$-		$16.8
Predecessor:
For the period January 1, 2007 to November 15, 2007	$18.8	$-		$-	$2.2	(B)	$16.6
For the year ended December 31, 2006	$14.2	$4.6		$-	$-		$18.8
For the year ended December 31, 2005	$16.2	$2.6		$0.7	$5.3	(B)	$14.2

Accrued liabilities related to restructuring and other charges:

Successor:
For the period November 16, 2007 to December 31, 2007	$554.6	$5.2	(C)	$-	$377.5	(D)	$182.3
Predecessor:
For the period January 1, 2007 to November 15, 2007	$0.1	$667.0	(E)	$-	$112.5	(F)	$554.6
For the year ended December 31, 2006	$0.2	$13.7	(G)	$-	$13.8	(H)	$0.1
For the year ended December 31, 2005	$0.7	$23.0	(I)	$-	$23.5	(J)	$0.2

Notes:
(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Reduction in valuation allowance due to utilization of state net operating loss carryforwards.

(C)
During the Successor period from November 16, 2007 to December 31, 2007, Alltel incurred $5.2 million of incremental expenses related to the completion of the Merger, which included insurance premiums of $4.2 million to obtain retroactive indemnification coverage for departing directors and officers for events that occurred prior to the Merger and $1.0 million in employee retention bonuses.

(D)	Includes cash outlays of $377.5 million for expenses paid during the period November 16, 2007 to December 31, 2007.

Notes to Schedule II – Valuation and Qualifying Accounts: (Continued)

(E)
During the Predecessor period from January 1, 2007 to November 15, 2007, Alltel recorded integration expenses of $12.0 million related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia and recorded restructuring and other charges of $7.1 million in connection with the closing of two call centers.  In connection with its acquisition by two private investment firms, Alltel also incurred $647.9 million of incremental costs, which included financial advisory, legal, accounting, regulatory filing, and other fees of $177.6 million, stock-based compensation expense of $63.8 million related to the accelerated vesting of employee stock option and restricted stock awards, a curtailment charge of $118.6 million resulting from the termination and payout of the supplemental executive retirement plan, and additional compensation-related costs of $287.9 million primarily related to change-in-control payments to certain executives, bonus payments and related payroll taxes.

(F)	Includes cash outlays of $106.5 million for expenses paid and other non-cash adjustments of $6.0 million during the Predecessor period January 1, 2007 to November 15, 2007.

(G)
During 2006, Alltel recorded integration expenses of $13.7 million related to its acquisition of Western Wireless Corporation (“Western Wireless”) in 2005 and the acquisitions of Midwest Wireless and wireless properties in Illinois, Texas and Virginia completed during 2006.

(H)	Included cash outlays of $13.8 million for expenses paid in 2006, primarily consisting of branding, signage and computer system conversion costs related to the acquisitions discussed in Note (G).

(I)
During 2005, Alltel recorded integration expenses of $23.0 million in connection with its exchange of wireless assets with AT&T Mobility LLC (formerly known as Cingular Wireless LLC) (“AT&T”), merger with Western Wireless and the acquisition of wireless properties in Alabama and Georgia.

(J)
Included cash outlays of $8.5 million for expenses paid in 2005 and non-cash charges of $15.0 million, primarily consisting of handset subsidies incurred to migrate the customer base to CDMA handsets in the markets acquired from AT&T and those acquired in Alabama and Georgia.  The handset subsidies were included in the total amount of integration expenses discussed in Note (I).

See Note 11 on pages F-73 to F-75 of the Financial Supplement, which is incorporated herein by reference, for additional information regarding the restructuring and other charges recorded by Alltel in 2007, 2006 and 2005.

EXHIBIT INDEX

Number and Name

(3)(a)(1)
Amended and Restated Certificate of Incorporation of Alltel Corporation (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 20, 2007 and filed with the Commission on November 21, 2007).
*

(b)	Bylaws of Alltel Corporation (amended and restated as of January 25, 2008)	(a)

(4)(a)(1)
Form of Indenture, dated January 1, 1987 between Alltel Corporation and Ameritrust Company National Association (incorporated herein by reference to Exhibit 4-a of Alltel Corporation Registration Statement on Form S-3 dated December 16, 1986).
*

(a)(2)
Senior Notes Indenture dated as of December 3, 2007 among Alltel Communications, Inc. and Alltel Communications Finance, Inc., Alltel Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 7, 2007 and filed with the Commission on December 7, 2007).
*

(a)(3)
First Supplemental Indenture dated as of December 14, 2007, among Alltel New License Sub, LLC, a subsidiary of Alltel Communications Inc., Alltel Communications Finance, Inc. and Wells Fargo Bank, National Association, as trustee.
(a)

(a)(4)
Second Supplemental Indenture dated as of January 25, 2008 to indenture dated as of December 3, 2007 among Alltel Communications, LLC and Alltel Communications Finance, Inc., as issuers, the Guarantors listed in the Indenture and Wells Fargo Bank, National Association, as Trustee Senior Cash-Pay Notes due 2015 and Senior Toggle Notes due 2017.
(a)

(b)(1)
Registration Rights Agreement, dated as of December 3, 2007, among ALLTEL Communications, Inc. and Alltel Communications Finance, Inc., Alltel Corporation, the subsidiary guarantors named therein and the Initial Purchasers (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 7, 2007 and filed with the Commission on December 7, 2007).
*

(b)(2)
Registration Rights Agreement, dated as of December 3, 2007, among ALLTEL Communications, Inc. and Alltel Communications Finance, Inc., Alltel Corporation, the subsidiary guarantors named therein, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 7, 2007 and filed with the Commission on December 7, 2007).
*

(c)(1)
Guaranty dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc., as the Borrower, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent.
(a)

(c)(2)
Supplement No.1 dated as of December 14, 2007 to the Guaranty dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc., as the Borrower, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent.
(a)

(c)(3)
Senior Interim Loan Guarantee dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc. and Alltel Communications Finance, Inc., as the Borrowers, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent.
(a)

(c)(4)
Supplement No.1 dated as of December 14, 2007 to the Senior Interim Loan Guarantee dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc. and Alltel Communications Finance, Inc., as the Borrowers, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent.
(a)

	The Company agrees to provide to the Commission, upon request, copies of any agreement defining rights of long-term debt holders.	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(a)(1)
Credit Agreement dated as of November 16, 2007, among Alltel Communications, Inc., Alltel Corporation, Citibank, N.A., Goldman Sachs Credit Partners, L.P., Barclays Bank PLC, Citigroup Global Markets, Inc., Barclays Capital and RBS Securities Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 20, 2007 and filed with the Commission on November 21, 2007).
*

(a)(2)
Pledge and Security Agreement dated as of November 16, 2007 among Alltel Communications, Inc., Certain Subsidiaries of Alltel Corporation and Alltel Communications, Inc. and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 20, 2007 and filed with the Commission on November 21, 2007).
*

(a)(3)
Senior Interim Loan Credit Agreement dated November 16, 2007 among Alltel Communications, Inc., Alltel Communications Finance, Inc., Alltel Corporation, Citibank, N.A., Goldman Sachs Credit Partners L.P., Barclays Bank PLC and The Royal Bank of Scotland PLC, Citigroup Global Markets Inc., Barclays Capital and RBS Securities Corporation (incorporated herein by reference to Exhibit 1032 to Current Report on Form 8-K dated November 20, 2007 and filed with the Commission on November 21, 2007).
*

(b)(1)	Management Services Agreement dated November 16, 2007, by and among Atlantis Merger Sub, Inc., Atlantis Holdings LLC, Goldman, Sachs & Co. and TPG Capital, L.P.	(a)

(c)(1)	Employment Agreement by and between Alltel Corporation and Scott T. Ford effective as of November 16, 2007.	(a)

(c)(2)	Employment Agreement by and between Alltel Corporation and Jeffrey H. Fox effective as of November 16, 2007.	(a)

(c)(3)	Employment Agreement by and between Alltel Corporation and Sharilyn S. Gasaway effective as of November 16, 2007.	(a)

(c)(4)	Employment Agreement by and between Alltel Corporation and Richard N. Massey effective as of November 16, 2007.	(a)

(c)(5)	Employment Agreement by and between Alltel Corporation and C.J. Duvall, Jr. effective as of November 16, 2007.	(a)

(d)(1)	Management Stockholder’s Agreement dated as of November 16, 2007, among Alltel Corporation, Atlantis Holdings LLC and Scott T. Ford.	(a)

(d)(2)	Form of Management Stockholders’ Agreement dated as of November 16, 2007, among Alltel Corporation, Atlantis Holdings LLC and the Majority Stockholders and certain management investors.	(a)

(e)(1)	Alltel Corporation 2007 Stock Option Plan.	(a)

(f)(1)	Alltel Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(f)(2)
Amendment No. 1 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(11) to Form 10-K for the fiscal year ended December 31, 2002).
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(f)(3)
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
*

(f)(5)	Amendment No. 4 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective July 16, 2006 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K dated July 17, 2006 and filed with the Commission on July 21, 2006).	*

(f)(6)	Amendment No. 5 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective November 1, 2006.	(a)

(f)(7)	Amendment No. 6 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998.	(a)

(f)(8)	Amendment No. 7 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective August 1, 2007.	(a)

(f)(9)	Amendment No. 8 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective January 1, 2008.	(a)

(g)(1)	Alltel Corporation Performance Incentive Compensation Plan, as amended and restated effective as of November 16, 2007.	(a)

(g)(2)	Alltel Corporation Special Annual Bonus Plan effective as of November 16, 2007.	(a)

(h)(1)	Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

(h)(2)	Amendment No. 1 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(h)(3)	Amendment No. 2 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(h)(4)	Amendment No. 3 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended June 30, 2003).	*

(h)(5)	Amendment No. 4 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(9) to Form 10-Q for the period ended June 30, 2004).	*

(h)(6)	Amendment No. 5 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(h)(7)	Amendment No. 6 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(h)(8)	Amendment No. 7 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(7) to Form 10-K for the fiscal year ended December 31, 2003).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(h)(9)	Amendment No. 8 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2003).	*

(h)(10)	Amendment No. 9 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(10) to Form 10-K for the fiscal year ended December 31, 2004).	*

(h)(11)	Amendment No. 10 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(11) to Form 10-K for the fiscal year ended December 31, 2004).	*

(h)(12)	Amendment No. 11 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(12) to Form 10-K for the fiscal year ended December 31, 2004).	*

(h)(13)	Amendment No. 12 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(13) to Form 10-Q for the period ended September 30, 2005).	*

(h)(14)	Amendment No. 13 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(14) to Form 10-K for the fiscal year ended December 31, 2005).	*

(h)(15)	Amendment No. 14 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(15) to Form 10-K for the fiscal year ended December 31, 2005).	*

(h)(16)	Amendment No. 15 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(16) to Form 10-Q for the period ended June 30, 2006).	*

(i)(1)	Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l) to Form 10-Q for the period ended March 31, 2002).	*

(i)(2)	Amendment No. 1 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(i)(3)	Amendment No. 2 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(3) to Form 10-K for the fiscal year ended December 31, 2003).	*

(i)(4)	Amendment No. 3 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(4) to Form 10-K for the fiscal year ended December 31, 2003).	*

(i)(5)	Amendment No. 4 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(i)(6)
Amendment No. 5 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(l)(6) to Form 10-K for the fiscal year ended December 31, 2004).
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(i)(7)	Amendment No. 6 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(l)(7) to Form 10-Q for the period ended September 30, 2005).	*

(i)(8)
Amendment No. 7 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2005).
*

(i)(9)	Amendment No. 8 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(k)(9) to Form 10-Q for the period ended June 30, 2006).	*

(i)(10)	Amendment No. 9 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(k)(10) to Form 10-Q for the period ended June 30, 2006).	*

(i)(11)
Amendment No. 10 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(k)(11) to Form 10-K for the fiscal year ended December 31, 2006).
*

(i)(12)
Amendment No. 11 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(k)(12) to Form 10-K for the fiscal year ended December 31, 2006).
*

(i)(13)
Amendment No. 12 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(k)(13) to Form 10-K for the fiscal year ended December 31, 2006).
*

(j)(1)	Alltel Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1995).	*

(j)(2)
Amendment No. 1 to Alltel Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2006).
*

(j)(3)
Amendment No. 2 to Alltel Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(l)(3) to Form 10-K for the fiscal year ended December 31, 2006).
*

(j)(4)
Amendment No. 3 to Alltel Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K dated July 17, 2006 and filed with the Commission on July 21, 2006).
*

(j)(5)
Amendment No. 4 to Alltel Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(l)(5) to Form 10-K for the fiscal year ended December 31, 2006).
*

(j)(6)	Amendment No. 5 to Alltel Corporation Benefit Restoration Plan (January 1, 1996 Restatement).	(a)

(k)(1)	Alltel Corporation Comprehensive Plan of Group Insurance (January 1, 2006 Restatement) (incorporated herein by reference to Exhibit 10(m)(1) to Form 10-K for the fiscal year ended December 31, 2006).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(k)(2)
Amendment No. 1 to Alltel Corporation Comprehensive Plan of Group Insurance (January 1, 2006 Restatement) (incorporated herein by reference to Exhibit 10(m)(2) to Form 10-Q for the period ended June 30, 2007).
*

(l)(1)	Amended and Restated Alltel Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended December 31, 1990).	*

(l)(2)	First Amendment to Alltel Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10(n)(1) to Form 10-K for the fiscal year ended December 31, 2001).	*

(l)(3)
Amendment No. 2 to Alltel Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K dated July 17, 2006 and filed with the Commission on July 21, 2006).
*

(m)(1)	Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2001).	*

(m)(2)	Amendment No. 1 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(m)(3)	Amendment No. 2 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(m)(4)	Amendment No. 3 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ended June 30, 2003).	*

(m)(5)	Amendment No. 4 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(m)(6)	Amendment No. 5 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(m)(7)	Amendment No. 6 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-Q for the period ended June 30, 2004).	*

(m)(8)	Amendment No. 7 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(8) to Form 10-K for the fiscal year ended December 31, 2004).	*

(m)(9)	Amendment No. 8 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(9) to Form 10-Q for the period ended September 30, 2005).	*

(m)(10)	Amendment No. 9 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(10) to Form 10-K for the fiscal year ended December 31, 2005).	*

(m)(11)	Amendment No. 10 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(11) to Form 10-Q for the period ended June 30, 2006).	*

(m)(12)	Amendment No. 11 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(12) to Form 10-Q for the period ended June 30, 2006).	*

(m)(13)	Amendment No. 12 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(13) to Form 10-Q for the period ended June 30, 2006).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(m)(14)	Amendment No. 13 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(14) to Form 10-K for the fiscal year ended December 31, 2006).	*

(m)(15)	Amendment No. 14 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(15) to Form 10-K for the fiscal year ended December 31, 2006).	*

(m)(16)	Amendment No. 15 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(16) to Form 10-Q for the period ended March 31, 2007).	*

(12)	Statements Re: Computation of ratios.	(a)

(21)	Subsidiaries of Alltel Corporation.	(a)

(24)	Powers of attorney.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

ALLTEL CORPORATION

FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

ALLTEL CORPORATION

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Index to Financial Supplement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary
Alltel Corporation (“Alltel” or the “Company”) provides wireless voice and data communications services to approximately 12.8 million customers in 35 states.  Through roaming arrangements with other carriers, Alltel is able to offer its customers wireless services covering more than 95 percent of the U.S. population.  Alltel manages its wireless business as a single operating segment, wireless communications services.  As further discussed below, on November 16, 2007, Alltel was acquired by Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and an affiliate of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  The acquisition was completed through the merger of Atlantis Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and majority-owned subsidiary of Parent, with and into Alltel (the “Merger”), with Alltel surviving the merger as a privately-held, majority-owned subsidiary of Parent.  As a result of the Merger, Alltel’s outstanding common stock is owned by Atlantis Holdings, certain members of management and other key employees.  Alltel’s common stock is no longer registered with the Securities and Exchange Commission (“SEC”) and is no longer traded on a national securities exchange.

Although Alltel continues as the same legal entity after the Merger, Atlantis Holdings’ cost of acquiring Alltel has been pushed-down to establish a new accounting basis for Alltel.  Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the consummation of the Merger.  The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.  The Company has prepared its discussion of the results of operations for the year ended December 31, 2007 by comparing the results of operations of the Predecessor for the years ended December 31, 2006 and 2005 to the combined amounts for 2007 obtained by adding the operating results for the Predecessor period of January 1, 2007 to November 15, 2007 and the Successor period of November 16, 2007 to December 31, 2007.  Although this combined presentation does not comply with generally accepted accounting principles (“GAAP”), the Company believes that it provides a meaningful method of comparison.  In addition, the effects of the Merger and the application of purchase accounting to individual line items within the Consolidated Statements of Operations have been identified and separately discussed in the following analysis.

Among Alltel’s operating highlights for fiscal year 2007:

•
Revenues and sales increased 12 percent over 2006 driven by postpay customer growth, increased revenues derived from data services and additional Eligible Telecommunications Carrier (“ETC”) support.  Average monthly revenue per customer and monthly retail revenue per customer both increased 3 percent year-over-year to $54.30 and $48.40, respectively, as the growth in data and ETC revenues discussed above was partially offset by decreases in voice revenues per customer.  Average revenue per customer for 2007 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream Corporation (“Windstream”), for use of Alltel’s fiber-optic network.

•
Gross customer additions were 3.6 million in 2007 and net customer additions were 961,000.  Excluding the effects of acquisitions and dispositions, the 3.6 million in gross customer additions in 2007 represents a 9 percent increase from a year ago, while the net customer additions of 966,000 represents a 51 percent increase from 2006.  Alltel added 721,000 net postpay customers and 245,000 net prepaid customers during 2007.  The net gain in prepaid customers included the addition of 124,000 net customers in the fourth quarter of 2007, driven by continued success of Alltel’s “U” prepaid service offering, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart and Target.  Postpay churn decreased 29 basis points from 2006 to 1.28 percent, while total churn, which includes prepay customer losses, declined 21 basis points year-over-year to 1.79 percent.

During 2008, Alltel expects to continue to launch new data applications and products and to expand its Evolution Data Optimized (“EV-DO”) coverage through additional capital expenditures directed toward network upgrades and build-out.  EV-DO technologies provide a broadband wireless environment capable of supporting multimedia features and services along with enhanced speed on currently offered applications.  During 2008, Alltel will continue to face significant challenges resulting from competition in the wireless industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation.  In addressing these challenges, Alltel will continue to focus its efforts on improving customer service,

Index to Financial Supplement

enhancing the quality of its networks, expanding its product and service offerings, and conducting advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.

ACQUISITION OF ALLTEL BY TWO PRIVATE INVESTMENT FIRMS
On November 16, 2007, Alltel was acquired by Atlantis Holdings pursuant to the Agreement and Plan of Merger (the “Agreement”) dated May 20, 2007.  The acquisition was completed through the merger of Alltel with Merger Sub, with Alltel surviving the merger as a privately-held, wholly-owned subsidiary of Atlantis Holdings.  Pursuant to the Agreement, at the effective time of the Merger, each outstanding share of $1.00 par value common stock of Alltel was cancelled and converted into the right to receive $71.50 in cash.  Similarly, pursuant to the Agreement, at the effective time of the Merger, each outstanding share of Series C $2.06 no par cumulative convertible preferred stock of Alltel and each outstanding share of Series D $2.25 no par cumulative convertible preferred stock of Alltel were cancelled and converted into the right to receive $523.22 and $481.37 in cash, respectively.  Immediately prior to the effective time of the Merger, all shares of Alltel restricted stock vested and were converted into the right to receive in cash the merger consideration of $71.50 per share.  In addition, all options to acquire shares of Alltel common stock vested immediately prior to the effective time of the Merger.  Holders of such options, unless otherwise agreed to by the holder and Parent, received in cash an amount equal to the excess, if any, of the merger consideration of $71.50 per share over the exercise price for each share of Alltel common stock subject to the option.  Concurrent with the consummation of the Merger, the Sponsors and their co-investors made equity contributions in cash of approximately $4.5 billion to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.

Certain members of management also invested approximately $60.4 million in the common equity of Alltel either through the rollover of a portion of the Alltel common shares held by them prior to the Merger or through cash contributions made by them.  In addition, vested stock options with an intrinsic value of approximately $60.0 million at the date of the Merger were also rolled over by certain management employees.  The value of these rollover stock options will be recognized in Alltel’s consolidated financial statements when exercised.  (See Note 2 to the consolidated financial statements for additional information regarding the Merger.)

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

Index to Financial Supplement

ACQUISITIONS COMPLETED DURING 2006 AND 2005
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

On August 1, 2005, Alltel and Western Wireless completed the merger of Western Wireless with and into a wholly-owned subsidiary of Alltel.  In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash.  Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash.  In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash.  Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion.  As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers in 19 midwestern and western states.  Alltel also added approximately 1.9 million international customers in eight countries.

As a condition of receiving approval for the merger from the DOJ and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand.  On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the merger.  In the exchange, Alltel acquired approximately 89,000 customers in two rural markets in Idaho and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska owned by Western Wireless.  In December 2005, Alltel sold the Cellular One brand and in March 2006, Alltel completed the sale of the remaining market in Arkansas.  During 2005, Alltel completed the sale of Western Wireless’ international operations in the countries of Georgia, Ghana and Ireland for $570.3 million in cash, and during the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia for approximately $1.7 billion in cash.  Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel in Arkansas, Kansas, Minnesota and Nebraska have been classified as discontinued operations in the accompanying consolidated financial statements.

On April 15, 2005, Alltel and AT&T Mobility LLC (formerly known as Cingular Wireless LLC) (“AT&T”) exchanged certain wireless assets.  Under the terms of the agreement, Alltel acquired licenses, network assets and approximately 212,000 customers, in select markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs.  Alltel also acquired spectrum and network assets in Kansas and wireless spectrum in Georgia and Texas.  Alltel and AT&T also exchanged partnership interests, with AT&T receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it managed in Michigan, Louisiana and Ohio. Alltel also paid AT&T approximately $153.0 million in cash.  In connection with this transaction, Alltel recorded a pretax gain of approximately $127.5 million in the second quarter of 2005 and an additional pretax gain of $30.5 million in the third quarter of 2005.  On February 28, 2005, Alltel purchased wireless properties, representing approximately 966,000 POPs in Alabama and Georgia, for $48.1 million in cash.  Through the completion of this transaction, Alltel added approximately 54,000 customers.  During 2005, Alltel also acquired additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest.  In connection with these acquisitions, the Company paid $15.7 million in cash.

The accounts and results of operations of the acquired wireless properties discussed above are included in the accompanying consolidated financial statements from the date of acquisition.  (See Note 4 to the consolidated financial statements for additional information regarding these acquisitions.)

Index to Financial Supplement

CUSTOMER AND OTHER OPERATING STATISTICS
(Thousands, except per customer amounts)	2007	2006	2005
Customers	12,785.2	11,823.9	10,662.3
Average customers	12,253.8	11,120.8	9,550.8
Gross customer additions (a)	3,581.7	3,825.4	4,523.2
Net customer additions (a)	961.3	1,161.6	2,035.8
Market penetration	16.1%	15.0%	14.0%
Postpay customer churn	1.28%	1.57%	1.77%
Total churn	1.79%	2.00%	2.17%
Retail minutes of use per customer per month (b)	730	634	597
Retail revenue per customer per month (c)	$48.40	$47.02	$46.68
Average revenue per customer per month (d)	$54.30	$52.68	$51.69

Notes:
(a)	Includes the effects of acquisitions and dispositions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the fiscal years ended December 31:

(Millions)	2007 (1)	2006	2005
Service revenues	$7,984.3	$7,029.8	$5,924.5
Less wholesale roaming revenues	(705.6)	(654.3)	(545.1)
Less wholesale transport revenues	(161.9)	(100.3)	(29.4)
Total retail revenues	$7,116.8	$6,275.2	$5,350.0

(1)	Represents the combined amounts for the Predecessor and Successor periods.

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

During 2007, the total number of customers served by Alltel increased by nearly 1.0 million customers, or 8 percent.  Net customer additions for 2007 reflected the pending disposition of one of Alltel’s wireless markets pursuant to a definitive sales agreement signed on November 7, 2007.  Excluding the effects of the pending disposition, Alltel added 721,000 net postpay customers and added 245,000 net prepaid customers during 2007.  The increase in net customer additions in 2007 was driven primarily by lower churn, as further discussed below, and continued growth in the “My Circle” service offering.  The Company’s “My Circle” offering enables Alltel customers, on select rate plans, to make and receive unlimited free calls to up to ten numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service.  The net gain in prepaid customers included the addition of 124,000 net customers in the fourth quarter of 2007, driven by continued success of Alltel’s “U” prepaid service and seasonal growth from holiday-related sales.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 16.1 percent as of December 31, 2007.

Comparatively, during 2006, the total number of wireless customers served by Alltel increased by nearly 1.2 million customers, or 11 percent, compared to an increase in wireless customers of more than 2.0 million, or 24 percent, in 2005.  As previously discussed, during the fourth quarter of 2006, Alltel completed the acquisition of Midwest Wireless and during 2006 also acquired wireless properties in Illinois, Texas and Virginia.  The acquired properties accounted for approximately 561,000 of the overall increase in customers during 2006.  Net customer additions for 2006 also reflected the pending disposition of four rural markets in Minnesota that were required to be divested as a condition of Alltel receiving regulatory approval for its acquisition of Midwest Wireless previously discussed.  Excluding the effects of acquisitions and dispositions, Alltel added 379,000 net postpay customers and added 261,000 net prepaid customers during 2006.  The non-acquisition-related increase in net customer additions in 2006 was driven primarily by lower churn, as further discussed below, and growth in the “My Circle” service offering.

Index to Financial Supplement

Acquired properties accounted for approximately 1.7 million of the overall increase in wireless customers during 2005.  As previously discussed, on August 1, 2005, Alltel completed the acquisition of Western Wireless.  During 2005, Alltel also exchanged certain wireless properties with AT&T and U.S. Cellular and purchased wireless properties in Alabama and Georgia.  Excluding the effects of acquisitions, Alltel added 344,000 net postpay wireless customers and 91,000 net prepaid customers during 2005.  The net gain in prepaid customers reflected the addition of 90,000 net customers in the fourth quarter of 2005, driven by significant success of Simple Freedom.  In the Western Wireless markets, net customer additions were 46,000, which included the addition of 25,000 customers resulting from conforming these markets to Alltel’s disconnect policies.  Conversely, in the markets acquired in Alabama, Georgia and from AT&T, the Company incurred net losses of 138,000 customers primarily due to transition issues, as further discussed below under “Integration Expenses, Restructuring and Other Charges”.

The level of customer growth for 2008 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a highly competitive marketplace.  Alltel will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans, launching new or enhanced product offerings, and selling additional services to existing customers.

Alltel continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects).  To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  Alltel offers its retail services on a network that is entirely Code Division Multiple Access (“CDMA”) and in select areas, the Company has deployed a Global System for Mobile Communications (“GSM”) network to support its wholesale roaming business.  Alltel believes that its improvements in customer service levels, digital network expansion, proactive retention efforts and the continued success of the “My Circle” offering contributed to the decrease in postpay customer churn in 2007 compared to the same period a year ago.  Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in 2007 compared to 2006.

Retail revenue per customer per month and average revenue per customer per month both increased slightly in 2007 and 2006 compared to the same periods a year ago, reflecting growth in data revenues and additional ETC support.  Retail revenue per customer per month increased from $46.68 in 2005 to $47.02 in 2006 and $48.40 in 2007, while average revenue per customer per month increased from $51.69 in 2005 to $52.68 in 2006 and $54.30 in 2007.  Average revenue per customer for both 2007 and 2006 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Growth in both retail and average revenue per customer per month in 2007 and 2006 was affected by decreases in voice revenues per customer reflecting the effects of increased sales of family and prepay rate plans, a trend which Alltel expects to continue in 2008.  Accordingly, growth in service revenues and sustaining average revenue per customer per month in 2008 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Index to Financial Supplement

CONSOLIDATED RESULTS OF OPERATIONS
	Combined	Successor	Predecessor
	Year Ended	November 16 -	January 1 -	Year Ended
	December 31,	December 31,	November 15,	December 31,
(Millions)	2007	2007	2007	2006	2005
Revenues and sales:
Service revenues	$7,984.3	$1,027.0	$6,957.3	$7,029.8	$5,924.5
Product sales	818.8	105.9	712.9	854.2	648.0
Total revenues and sales	8,803.1	1,132.9	7,670.2	7,884.0	6,572.5
Costs and expenses:
Cost of services	2,625.8	355.2	2,270.6	2,340.6	1,959.9
Cost of products sold	1,194.0	172.6	1,021.4	1,176.9	941.8
Selling, general, administrative and other	1,957.8	249.0	1,708.8	1,755.3	1,518.8
Depreciation and amortization	1,546.9	260.2	1,286.7	1,239.9	994.8
Integration expenses, restructuring and other charges	672.2	5.2	667.0	13.7	23.0
Total costs and expenses	7,996.7	1,042.2	6,954.5	6,526.4	5,438.3
Operating income	806.4	90.7	715.7	1,357.6	1,134.2
Non-operating income, net	71.9	21.2	50.7	97.5	121.5
Interest expense	(443.7)	(280.4)	(163.3)	(282.5)	(314.5)
Gain on exchange or disposal of assets and other	56.5	-	56.5	126.1	218.8
Income (loss) from continuing operations before income taxes	491.1	(168.5)	659.6	1,298.7	1,160.0
Income tax expense (benefit)	307.0	(64.5)	371.5	475.0	424.5
Income (loss) from continuing operations	184.1	(104.0)	288.1	823.7	735.5
Income (loss) from discontinued operations	(0.9)	0.6	(1.5)	305.7	603.3
Cumulative effect of accounting change	-	-	-	-	(7.4)
Net income (loss)	$183.2	$(103.4)	$286.6	$1,129.4	$1,331.4

Revenues and Sales
Total revenues and sales increased 12 percent, or $919.1 million, and service revenues increased by 14 percent, or $954.5 million, in 2007 compared to the prior year.  The acquisitions of Midwest Wireless and other wireless properties in Illinois, Texas and Virginia completed in 2006 previously discussed accounted for approximately $282.3 million and $293.0 million of the overall increases in service revenues and total revenues and sales in 2007, respectively.  In addition to the effects of the acquisitions, service revenues also reflected growth in access revenues, which increased $186.2 million in 2007 from the same period a year ago.  The increase in access revenues in 2007 was primarily driven by non-acquisition-related growth in Alltel’s postpay customer base and revenues derived from the Company’s “U” prepaid service offering.  Service revenues for 2007 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications.  During 2007, Alltel further increased demand for its wireless data services through the creation of voice and data bundle offerings which provide customers additional choices to utilize data services, as well as, the launch of several new data service offerings including Axcess Ringbacks, Celltop, Jump Music, and voicemail-to-text services.  Axcess Ringbacks allows a customer to switch out the usual ringing sound a caller hears with thousands of different song choices.  Celltop offers customers an easier way to access, manage and organize a wide range of information already available via their cell phone, while Jump Music allows customers to transfer music files from their personal computers to their wireless phone.  Compared to 2006, revenues from data services increased $361.5 million, or 78 percent, in 2007, reflecting strong demand for these services.  Service revenues also included increased regulatory and other fee revenues of $117.2 million in 2007 compared to a year ago, primarily due to additional Universal Service Fund (“USF”) support received by Alltel due, in part, to an increase in the interstate safe-harbor percentage, effective October 1, 2006, and growth in postpay customer revenues eligible to receive USF support.  Growth in USF revenues attributable to Alltel’s certification in 24 states as an ETC accounted for $53.0 million of the overall increase in regulatory and other fees in 2007.  Revenues from the sale of equipment protection plans also increased $29.5 million in 2007 compared to 2006, reflecting customer growth and continued demand for these plans.  Compared to 2006, wholesale revenues increased $76.7 million, primarily due to growth in data roaming revenues and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Growth in wholesale revenues also included the effects of migrating Sprint Nextel Corporation (“Sprint”) and AT&T roaming traffic to lower rates in exchange for long-term roaming agreements signed with each carrier during the second quarter of 2006.

Index to Financial Supplement

Service revenues increased $1,105.3 million, or 19 percent, in 2006 compared to 2005.  The acquisitions completed in 2006 combined with the effects of including a full year of revenues and sales for the markets acquired in 2005 from Western Wireless and AT&T previously discussed accounted for approximately $867.6 million of the overall increase in service revenues in 2006.  In addition to the effects of the acquisitions, service revenues increased due to non-acquisition-related growth in Alltel’s customer base and the corresponding increase in access revenues, which increased $75.5 million from 2005.  Revenues from data services increased 71 percent, or $163.5 million, in 2006 compared to 2005, reflecting strong demand for these services.  Service revenues also included increases in regulatory and other fees of $41.5 million compared to 2005 due to additional USF support received by Alltel reflecting an increase in the contribution factor, and additional revenues attributable to Alltel’s certification in 24 states as an ETC, which accounted for $38.1 million of the overall increase in regulatory fees in 2006.  Growth in revenues from the sale of wireless equipment protection plans also contributed to the growth in service revenues during 2006.  Revenues from these services increased $39.0 million in 2006 compared to 2005, reflecting continued demand for these plans.  Wholesale wireless revenues also increased $43.4 million in 2006 compared to 2005, primarily due to growth in CDMA minutes of use and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network, partially offset by the effects of other carriers migrating traffic to their own networks.  Wholesale revenues also reflected the effects of migrating Sprint and AT&T roaming traffic to lower rates in exchange for long-term roaming agreements with each carrier, as well as migrating traffic in the former Western Wireless markets to Alltel’s roaming agreements and rates.

The above increases in service revenues in both 2007 and 2006 were partially offset by lower wireless airtime and retail roaming revenues.  Compared to the prior year periods, wireless airtime and retail roaming revenues decreased $73.4 million in 2007 and $121.0 million in 2006, primarily due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes.  Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.  Revenues attributable to early termination fees declined $21.6 million in 2007 compared to the prior year, primarily due to improvements in customer churn rates, as previously discussed.

Product sales decreased $35.4 million, or 4 percent, in 2007 and increased $206.2 million, or 32 percent, in 2006.  The decrease in product sales in 2007 primarily reflected the effects of increased rebates offered to customers in connection with the sales of wireless handsets.  During 2007, Alltel expanded the number of wireless handset models eligible for rebates.  The reduction in product sales in 2007 attributable to rebates was partially offset by the effects of increased sales resulting from the overall growth in gross customer additions and from acquisitions.  Conversely, the increase in product sales in 2006 was primarily driven by growth in non-acquisition-related gross customer additions, increased sales to resellers and other distributors and higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications.  Product sales attributable to acquisitions increased $10.8 million and $36.4 million in 2007 and 2006, respectively.

Costs and Expenses
Cost of services increased $285.2 million, or 12 percent, in 2007 and $380.7 million, or 19 percent, in 2006.  The acquisitions accounted for $89.2 million and $238.5 million of the overall increases in cost of services in 2007 and 2006, respectively.  Cost of services also increased in both years due to increases in network-related costs and customer service expenses.  Compared to the prior year periods, network-related costs increased $108.7 million in 2007 and $116.2 million in 2006, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities.  Cost of services for 2007 and 2006 also reflected increases in customer service expenses of $51.7 million and $27.4 million, respectively, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn.  Compared to the same prior year periods, payments to data content providers increased $36.6 million in 2007 and $33.5 million in 2006, consistent with the growth in revenues derived from data services discussed above.  In addition, cost of services for 2007 increased $55.4 million due to higher USF fees resulting from an increase in the safe-harbor percentage and the related growth in regulatory fee revenues discussed above.  The above increases in cost of services in 2007 were partially offset by decreases in bad debt expense and roaming expenses.  Bad debt expense decreased $26.9 million in 2007 primarily due to reduced write-offs resulting from improvements in the Company’s internal and third-party outsourcing collection efforts.  Cost of services for 2007 also reflected a decrease in roaming expenses of $38.6 million due to lower negotiated per minute roaming rates.

Index to Financial Supplement

In addition to the items discussed above, cost of services in 2006 also reflected the absence of certain incremental costs incurred in 2005 related to Hurricane Katrina and three other storms and the adverse effects of a change in accounting for certain operating leases.  Cost of services for 2005 included $17.5 million of incremental hurricane-related costs consisting of increased long-distance and roaming expenses due to providing these services to affected customers at no charge for a three-month period, system maintenance costs to restore network facilities and additional losses from bad debts.  These incremental costs also included Company donations to support the hurricane relief efforts.  Cost of services for 2005 also included $19.7 million of incremental costs primarily related to a change in accounting for operating leases.  Certain of Alltel’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods.  Prior to January 1, 2005, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”.  The effects of this change were not material to Alltel’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold increased $17.1 million, or 1 percent, in 2007 and $235.1 million, or 25 percent, in 2006.  The wireless property acquisitions previously discussed accounted for $27.8 million and $100.9 million of the overall increases in cost of products sold in 2007 and 2006, respectively.  Cost of products sold in 2007 also reflected a lower per unit cost for each handset sold compared to the prior year due to the effects of lower negotiated handset prices charged by vendors and an increase in vendor rebates.  In addition to the effects of acquisitions, the increase in cost of products sold in 2006 was consistent with the overall growth in product sales noted above and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors.

Selling, general, administrative and other operating expenses increased $202.5 million, or 12 percent, in 2007 and $236.5 million, or 16 percent, in 2006.  The acquisitions accounted for $49.3 million and $203.0 million of the overall increases in selling, general, administrative and other expenses in 2007 and 2006, respectively.  In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses in 2007 and 2006 also reflected increased commission costs of $63.9 million and $24.7 million, respectively, consistent with the growth in gross customer additions and higher commissions paid to agents, reflecting increased sales of data services and features and reduced charge-backs resulting from lower customer churn.  Compared to the prior periods, selling, general, administrative and other expenses in 2007 and 2006 also included increased advertising costs of $47.4 million and $19.0 million, respectively, reflecting growth in television and national cable advertising directed at promoting Alltel brand awareness among consumers and the effects of an overall increase in advertising spending levels following the April 2006 launch of the “My Circle” offering.  Higher employee benefit costs and increased costs to provide and administer the Company’s wireless equipment protection plans also contributed to the increase in selling, general, administrative and other operating expenses in 2007.  Compared to 2006, employee benefit costs increased $14.8 million in 2007 and costs associated with providing and administering the wireless equipment protection plans increased $23.3 million in 2007, consistent with the growth in wireless equipment protection plan revenues previously discussed.  Selling, general, administrative and other operating expenses in 2006 also reflected incremental stock-based compensation expense of $29.3 million primarily related to Alltel’s adoption of SFAS No. 123(R), “Share-Based Payment”, on January 1, 2006, as more fully discussed in Note 3 to the consolidated financial statements.

In conjunction with the Merger, on November 15, 2007, the Company amended its supplemental executive retirement plan to provide for the termination of the plan and the lump-sum payout of the accrued retirement benefits to all participants on January 2, 2008.  As a result of this action, the Company incurred a curtailment charge of $118.6 million, which has been included in integration expenses, restructuring and other charges in the Predecessor period, as further discussed below.  Excluding the effects of the curtailment charge, pension expense increased $0.9 million in 2007 and decreased $14.1 million in 2006, when compared to the prior year periods.  The decrease in pension expense in 2006 primarily reflected a reduction in service costs resulting from the cessation of future benefit accruals for certain employees.  In December 2005, Alltel amended its qualified defined benefit pension plan such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005).  See “Pension Plans” below for an additional discussion of the factors affecting the Company’s annual pension costs, which, except for the curtailment charge noted above, are included in both cost of services and selling, general, administrative and other expenses.

Index to Financial Supplement

Depreciation expense increased $238.0 million, or 22 percent, in 2007 and $173.4 million, or 19 percent, in 2006.  The increases in depreciation expense in both 2007 and 2006 reflected the effects of the wireless property acquisitions, which accounted for $40.2 million and $129.9 million of the overall increases in depreciation expense in 2007 and 2006, respectively.  Additionally, growth in plant in service consistent with Alltel’s plans to expand and upgrade its network facilities also contributed to the overall increases in depreciation expense in both 2007 and 2006.  In addition to the effects of acquisitions and growth in plant in service, the increase in depreciation expense in 2007 also reflected the effects of additional write-offs of $71.1 million identified as a result of system improvements in the Company’s fixed asset inventory processes and the effects of network replacement programs implemented in 2007, of which $68.2 million was recorded in the Predecessor period.  In addition, a fourth quarter 2006 prospective change in the depreciable lives of certain operating equipment accounted for $35.2 million of the overall increase in depreciation expense in 2007.  The depreciable lives were shortened in response to the rapid pace of technological development and Alltel’s plans to expand and upgrade its network facilities with 1x-EVDO technology.  Compared to the same prior year period, amortization expense increased $69.0 million in 2007 primarily due to the recognition of $3.65 billion of finite-lived intangible assets recognized in connection with the Merger, consisting of a customer list of $2,819.6 million, trademark and tradenames of $800.0 million, non-compete agreement of $30.0 million and roaming agreement of $4.0 million.  Similarly, amortization expense increased $71.7 million in 2006 compared to 2005 due to acquisitions and the adverse effects of using an accelerated amortization method for customer list intangible assets acquired in those acquisitions.

Integration Expenses, Restructuring and Other Charges
Integration expenses, restructuring and other charges recorded during the year ended December 31, 2007 were as follows:

	Predecessor	Successor
(Millions)	January 1 - November 15	November 16 - December 31	Combined
Severance and employee benefit costs	$4.5	$-	$4.5
Rebranding and signage costs	5.4	-	5.4
Computer system conversion and other integration expenses	6.6	-	6.6
Lease termination costs	2.6	-	2.6
Merger-related expenses	647.9	5.2	653.1
Total integration expenses, restructuring and other charges	$667.0	$5.2	$672.2

During 2007, Alltel incurred $12.0 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company completed during the fourth quarter of 2007.  In connection with the closing of two call centers, Alltel also recorded severance and employee benefit costs of $4.5 million and lease termination fees of $2.6 million.

As previously discussed, on November 16, 2007, Alltel was acquired by two private investment firms.  In connection with the Merger, Alltel incurred during the Predecessor period $647.9 million of incremental costs, which included financial advisory, legal, accounting, regulatory filing, and other fees of $177.6 million, stock-based compensation expense of $63.8 million related to the accelerated vesting of employee stock option and restricted stock awards, a curtailment charge of $118.6 million resulting from the termination and payout of the supplemental executive retirement plan, and additional compensation-related costs of $287.9 million primarily related to change-in-control payments to certain executives, bonus payments and related payroll taxes.  During the Successor period, Alltel incurred $5.2 million of incremental expenses related to the completion of the Merger, which included insurance premiums of $4.2 million to obtain retroactive indemnification coverage for departing directors and officers for events that occurred prior to the Merger and $1.0 million in employee retention bonuses.

Integration expenses, restructuring and other charges recorded during the year ended December 31, 2006 were as follows:

(Millions)
Rebranding and signage costs	$9.3
Computer system conversion and other integration expenses	4.4
Total integration expenses, restructuring and other charges	$13.7

Index to Financial Supplement

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

In terms of the markets acquired in Alabama, Georgia and from AT&T, Alltel, as expected, experienced customer losses during 2005, which primarily resulted from transition issues, such as rebranding and deploying a CDMA network to replace the existing GSM/TDMA network in those markets, because Alltel’s use of the existing AT&T GSM/TDMA network was discontinued as of December 31, 2005.  By year-end 2005, Alltel had completed deployment of a CDMA network in all of the acquired AT&T markets and transitioned the entire customer base to CDMA handsets.  In completing these integration efforts, Alltel incurred $18.5 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets.

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

The integration expenses, restructuring and other charges decreased net income $514.7 million in 2007, $8.4 million in 2006 and $14.0 million in 2005.  As of December 31, 2007, the remaining unpaid liability related to the Company’s integration, restructuring and merger-related activities consisted of severance and employee benefit costs of $1.5 million, lease termination fees of $0.2 million and fees and expenses associated with the Merger of $180.6 million and is included in other current liabilities in the accompanying consolidated balance sheet.  Of the total unpaid liability related to the Merger, approximately $168.1 million representing accrued supplemental retirement benefits and related payroll taxes was paid on January 2, 2008, in connection with the termination of the supplemental executive retirement plan previously discussed.  Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 11 to the consolidated financial statements for additional information regarding these charges.)

Operating income decreased $551.2 million, or 41 percent, in 2007 and increased $223.4 million, or 20 percent, in 2006.  The decrease in operating income in 2007 was primarily driven by costs associated with completion of the Merger, which are included in integration expenses, restructuring and other charges discussed above, partially offset by the growth in revenues and sales previously discussed.  Operating income comparisons for both 2007 and 2006 reflected increases of $86.4 million and $141.3 million, respectively, due to the effects of the wireless property acquisitions.  In addition, operating income for 2006 reflected the absence of certain incremental operating expenses incurred in 2005 consisting of $17.5 million associated with Hurricane Katrina and three other storms and $19.7 million of incremental costs associated with Alltel’s change in accounting for certain operating leases, as previously discussed.

Index to Financial Supplement

Non-Operating Income, Net
	Combined	Successor	Predecessor
	Year Ended	November 16 -	January 1 -	Year Ended
	December 31,	December 31,	November 15,	December 31,
(Millions)	2007	2007	2007	2006	2005
Equity earnings in unconsolidated partnerships	$65.2	$8.0	$57.2	$60.1	$43.4
Minority interest in consolidated partnerships	(32.6)	(2.2)	(30.4)	(46.6)	(69.1)
Other income, net	39.3	15.4	23.9	84.0	147.2
Non-operating income, net	$71.9	$21.2	$50.7	$97.5	$121.5

As indicated in the table above, non-operating income, net decreased $25.6 million and $24.0 million in 2007 and 2006, respectively.  The increase in equity earnings in unconsolidated partnerships in 2007 and 2006 of $5.1 million and $16.7 million, respectively, primarily reflected improved operating results in those markets in which the Company owns a minority interest.  The decrease in minority interest expense of $14.0 million in 2007 primarily reflected the effects of increased advertising, network-related, interconnection and data transport charges incurred by the majority-owned partnerships, consistent with the overall increases in these expenses.  Comparatively, minority interest expense decreased $22.5 million in 2006 primarily due to the effects of Alltel’s acquisitions during the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina and South Carolina.

Compared to 2006, other income, net for 2007 reflected a reduction in interest income earned on the Company’s cash and short-term investments of $49.4 million, due to a significant decrease in Alltel’s average available cash on hand as a result of the repurchase of 22.0 million shares of Alltel common stock at a total cost of $1,360.3 million during 2007.  See “Cash Flows from Financing Activities – Continuing Operations” for further discussion of the share repurchase program.  Other income, net for 2007 included $7.5 million of additional insurance proceeds received to offset expenses incurred by the Company related to Hurricane Katrina, as previously discussed.  Compared to 2005, other income, net for 2006 included additional tax-exempt interest income earned on the Company’s cash and short-term investments of $58.0 million, due to significant growth in Alltel’s available cash on hand following the spin-off of the wireline business and the sales of the international operations in the countries of Austria, Haiti and Bolivia.  Other income, net in 2005 included a special $10 per share cash dividend received on Alltel’s investment in Fidelity National Financial Inc. (“Fidelity National”) common stock.  As discussed below, during the second quarter of 2005, Alltel sold all of its shares of Fidelity National common stock.  Other income, net for 2005 also included $5.0 million of insurance proceeds received to offset expenses incurred by the Company related to Hurricane Katrina, as well as a $2.4 million gain on the sale of investments in certain limited partnerships.

Interest Expense
Interest expense increased $161.2 million, or 57 percent in 2007 and decreased $32.0 million, or 10 percent, in 2006.  The increase in 2007 reflected the unfavorable effects on interest costs resulting from the significant increase in Alltel’s long-term debt balance following the completion of the Merger.  As further discussed under “Cash Flows from Financing Activities – Continuing Operations”, in conjunction with the Merger, the Company entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion and also entered into a $5.2 billion senior unsecured cash-pay term loan facility and a $2.5 billion senior unsecured Pay In-Kind (“PIK”) term loan facility that represented bridge financing (the “bridge facilities”).  All available amounts under these facilities were drawn at the date of the Merger to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.  Alltel expects that the bridge facilities will be replaced either through the issuance of note securities or conversion into term loans on or before one year from the Merger date.  In December 2007, $1.0 billion of the senior unsecured PIK term loan facility was repaid upon the issuance of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.  Conversely, the decrease in interest expense in 2006 primarily reflected the favorable effects on interest costs resulting from a reduction in Alltel’s long-term debt balance of $2.9 billion that occurred during the year.  On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, Alltel completed a $1.7 billion tax-free debt exchange with two investment banks.  On November 1, 2006, Alltel also repaid, at maturity, a $186.3 million, 9.0 percent senior unsecured note.  The decrease in interest expense in 2006 attributable to the $2.9 billion debt reduction was partially offset by higher interest costs related to commercial paper borrowings, reflecting an increase in both the weighted average borrowings outstanding and applicable interest rates, when compared to the prior year.  Interest expense for 2006 was also affected by an increase in variable interest rates compared to 2005, the effects of which resulted in a year-over-year increase in interest costs of $17.3 million attributable to Alltel’s interest rate swap agreements.

Index to Financial Supplement

Gain on Exchange or Disposal of Assets and Other
Through its merger with Western Wireless, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in 2007.

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

As previously discussed, on April 15, 2005, Alltel and AT&T exchanged certain wireless assets.  Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and AT&T were not completed until July 29, 2005.  As a result of completing the exchange transactions, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005.  On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million.  Proceeds from the stock sale were used to fund a substantial portion of the cost to redeem, on April 8, 2005, all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million.  Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes.  In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million.  These transactions increased net income $136.7 million in 2005.

Income Taxes
Income tax expense decreased $168.0 million, or 35 percent, in 2007 and increased $50.5 million, or 12 percent, in 2006.  The decrease in 2007 was consistent with the overall decrease in the Company’s earnings before income taxes attributable to the merger-related expenses, higher interest costs and increased depreciation and amortization expense following the completion of the Merger.  The effects on income tax expense attributable to lower earnings were partially offset by a significant increase in Alltel’s effective income tax rate.  Alltel’s effective income tax rate increased to 62.5 percent for the year ended December 31, 2007, compared to 36.6 percent for the corresponding period of 2006.  The effective income tax rate in 2007 was adversely affected by the non-deductibility for both federal and state income tax purposes of approximately $350.2 million of the merger-related costs incurred by Alltel.  The effective income tax rate in 2007 also reflected lower tax benefits derived from tax-exempt interest income resulting from the reduction in Alltel’s average daily cash balance when compared to 2006.  The adverse effects of these factors on Alltel’s effective income tax rate were partially offset by a reduction in the Company’s income tax contingency reserves.  During the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million.

Comparatively, the increase in 2006 was consistent with the overall growth in Alltel’s income before income taxes.  Income tax expense for 2006 was also adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange, partially offset by the increase in tax-exempt interest income discussed above under “Non-Operating Income, Net”, and the tax benefits associated with a fourth quarter 2006 adjustment to certain income tax liabilities including contingency reserves.  As more fully discussed in Note 14 to the consolidated financial statements, during the fourth quarter of

Index to Financial Supplement
2006, Alltel entered into agreements with the Internal Revenue Service (“IRS”) to settle all of its tax liabilities related to its consolidated federal income tax returns for the fiscal years 1997 through 2003.  In conjunction with those settlements, Alltel adjusted its income tax contingency reserves to reflect the IRS audit findings.  The adjustments to the income tax liabilities resulted in a reduction in income tax expense associated with continuing operations of $29.9 million.
The Company’s effective income tax rates were 36.6 percent in both 2006 and 2005.  The Company’s effective income tax rate in 2006 was favorably affected by tax benefits associated with the fourth quarter 2006 adjustment to Alltel’s income tax liabilities and the increase in tax-exempt interest income discussed above.  The effective income tax rate in 2006 was adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange.  In addition, the state income tax rate in 2005 also included the favorable effect on income tax expense resulting from the reversal of valuation allowances related to certain state net operating loss carryforwards and the favorable income tax treatment related to both the special cash dividend received from Fidelity National and the gain realized from the sale of the Fidelity National stock previously discussed.

For 2008, Alltel’s annual effective income tax rate is expected to range between 37.0 percent and 38.0 percent, absent the effects of any future significant or unusual items, such as the reversal of income tax contingency reserves.  On February 7, 2008, the Company reached an agreement with the IRS to settle all tax liabilities related to its consolidated federal income tax returns for the tax years 2004 and 2005.  In connection with this settlement, the Company paid additional taxes and interest of $7.5 million, the majority of which is the responsibility of Windstream pursuant to a tax sharing agreement signed in connection with the wireline spin-off.

Net Income from Continuing Operations
Net income from continuing operations decreased $639.6 million, or 78 percent, in 2007 and increased $88.2 million, or 12 percent, in 2006.  The decrease in 2007 primarily reflected the adverse effects of the merger-related expenses, higher interest costs and increased depreciation and amortization expense following the completion of the Merger, lower interest income and the significant increase from 2006 in the Company’s effective income tax rate discussed above.

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

Discontinued Operations
On November 7, 2007, Alltel signed a definitive agreement to sell one of its wireless markets, including licenses, customers and network assets for cash.  Alltel expects to complete this sale during the first half of 2008.

As previously discussed, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, assets, liabilities and cash flows of the wireline telecommunications business have been presented as discontinued operations for all periods presented.  As a condition of receiving approval from the DOJ and FCC for its acquisition of Midwest Wireless, Alltel agreed on September 7, 2006 to divest four rural markets in Minnesota.  During 2005, Alltel also agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand as a condition of receiving approval from the DOJ and FCC for the merger with Western Wireless.  On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the Western Wireless merger.  In December 2005, Alltel sold the Cellular One brand and in March 2006, Alltel sold the remaining market in Arkansas.  During 2005, Alltel completed the sales of Western Wireless’ international operations in the countries of Georgia, Ghana and Ireland, and during the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia.  The acquired international operations and interests of Western Wireless and the domestic markets in Arkansas, Kansas, Minnesota, and Nebraska required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Index to Financial Supplement

The table presented below includes certain summary income statement information related to the wireline business, international operations and the domestic markets to be divested that have been reflected as discontinued operations for the periods indicated:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Revenues and sales	$0.4	$7.8	$1,839.3	$3,369.8
Operating expenses	0.6	14.1	1,290.5	2,325.4
Operating income (loss)	(0.2)	(6.3)	548.8	1,044.4
Minority interest in consolidated entities	-	-	(6.0)	(5.9)
Other income (expense), net	(0.1)	1.4	0.9	11.6
Interest expense	-	-	(9.1)	(19.4)
Loss on sale of discontinued operations	-	(0.2)	(14.8)	-
Income (loss) before income taxes	(0.3)	(5.1)	519.8	1,030.7
Income tax expense (benefit)	(0.9)	(3.6)	214.1	427.4
Income (loss) from discontinued operations	$0.6	$(1.5)	$305.7	$603.3

Operating expenses for the Predecessor period January 1, 2007 to November 15, 2007 included impairment charges totaling $4.7 million to reflect the fair value less cost to sell of the properties identified for disposition in the fourth quarter of 2007 and the third quarter of 2006 and resulted in write-downs in the carrying values of goodwill and customer list allocated to these properties.  Operating expenses for 2006 included an impairment charge of $30.5 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested, and resulted in the write-down in the carrying values of goodwill and customer list allocated to these markets.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the properties identified for disposition in 2007 was not recorded subsequent to November 7, 2007, the date of Alltel’s agreement to sell these properties.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.  The depreciation of long-lived assets related to the international operations and the domestic markets in Arkansas, Kansas and Nebraska to be divested ceased as of August 1, 2005, the date of Alltel’s merger with Western Wireless.  The cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $0.1 million for the Successor period November 16, 2007 to December 31, 2007, approximately $1.0 million for the Predecessor period January 1, 2007 to November 15, 2007, and approximately $26.9 million and $47.8 million for the years ended December 31, 2006 and 2005, respectively.  In connection with the sales of the international operations completed in the second quarter of 2006, Alltel recorded an after tax loss of $9.3 million.  There was no gain or loss realized upon the sales of the international operations in Georgia, Ghana and Ireland and the domestic markets in Arkansas, Kansas and Nebraska.

Income taxes for the Predecessor period January 1, 2007 to November 15, 2007 included an income tax benefit of $3.0 million resulting from a change in the estimate of tax benefits associated with transaction costs incurred in connection with the wireline spin-off and the reversal of income tax contingency reserves applicable to the sold financial services division due to the expiration of certain state statutes of limitations.  Income tax expense in 2006 reflected a tax benefit of $7.6 million due to the reversal of income tax contingency reserves attributable to the spun-off wireline business and sold financial services division.  (See Note 15 to the consolidated financial statements for additional information regarding the discontinued operations.)

Cumulative Effect of Accounting Change
During 2005, Alltel adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  In evaluating the effects of FIN 47, Alltel determined that for certain buildings containing asbestos, the Company was legally obligated to remediate the asbestos if Alltel were to abandon, sell or otherwise dispose of the buildings.  In addition, for the former wireline operations acquired in Kentucky and Nebraska that were not subject to SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”, upon adoption of FIN 47, Alltel recorded a liability to reflect the legal obligation to properly dispose of chemically-treated telephone poles at the time they were removed from service.  In accordance with federal and state regulations, depreciation expense for Alltel’s former wireline operations that followed the accounting prescribed by SFAS No. 71 historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations.  The cumulative effect of this change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005.

Index to Financial Supplement

Regulatory Matters
Alltel is subject to regulation primarily by the FCC as a provider of Commercial Mobile Radio Services (“CMRS”).  The FCC’s regulatory oversight consists of ensuring that wireless service providers are complying with the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations governing technical standards, outage reporting, spectrum usage, license requirements, market structure, universal service obligations, and consumer protection, including public safety issues like enhanced 911 emergency service (“E-911”) and the Communications Assistance for Law Enforcement Act (“CALEA”), accessibility requirements (including hearing aid capabilities), and environmental matters governing tower siting.  States are pre-empted under the Communications Act from regulatory oversight of wireless carriers’ market entry and retail rates, but they are entitled to address certain terms and conditions of service offered by wireless service providers.  The nation’s telecommunications laws continue to be reviewed with bills introduced in Congress, rulemaking proceedings pending at the FCC, and state regulatory and legislative initiatives, the effects of which could significantly impact Alltel’s wireless telecommunications business in the future.

Universal Service
To ensure affordable access to telecommunications services throughout the United States, the FCC and many state commissions administer universal service programs.  CMRS providers are required to contribute to the federal USF and are required to contribute to some state universal service funds.  The rules and methodology under which carriers contribute to the federal fund are the subject of an ongoing FCC rulemaking in which a change from the current interstate revenue-based system to some other system based upon line capacity or utilized numbers is being considered.  The safe-harbor percentage of a wireless carrier’s revenue subject to a federal universal service assessment is presently 37.1 percent.

CMRS providers, like Alltel, also are eligible to receive support from the federal USF if they obtain designation as an ETC.  CMRS provider ETCs receive support based upon the costs of the underlying incumbent local exchange carrier (“ILEC”) pursuant to the identical support rule.  The collection of USF fees and distribution of USF support are under continual review by federal and state legislative and regulatory bodies and are subject to audit by Universal Service Administration Corporation (“USAC”).  Certain of Alltel’s contributions to, and distributions from, the USF are the subject of on-going USAC audits.  The Company does not anticipate any material adverse findings resulting from these audits.

As a condition of the Merger, the FCC imposed an interim cap on the annual amount of USF support Alltel is entitled to receive as an ETC, measured as of June 30, 2007 on an annualized basis.  The interim cap is to remain in place until long-term USF reforms are adopted by the FCC addressing the appropriate distribution of support among ETCs or Alltel files and justifies support based upon its actual costs by providing specific quarterly cost data information that is measured against certain ILEC cost benchmarks.  Alltel would also have to agree to meet certain E-911 standards in advance of the current 2012 deadline in order to be relieved of the interim cap.

In considering long-term reform of the USF, the Federal-State Universal Service Joint Board (“Joint Board”) has recommended, among other things, to cap universal service support for all competitive eligible telecommunications carriers. The FCC is considering this recommendation and/or implementing other changes to the way USF is disbursed to program recipients.  Most recently the FCC issued three separate Notices of Proposed Rulemaking (“NPRM”) seeking comment on (i) the use of reverse auctions to determine the amount of USF support to provide to ETCs; (ii) the amount of support provided to competitive ETCs – tentatively rejecting the continued use of the identical support rule; and (iii) the previous recommendations of the Joint Board regarding support mechanisms for future focus on broadband services, traditional landline voice and mobility offerings under separate capped funds.  It is not possible to predict whether or when any of the NPRMs will be adopted.  It is also not possible at this time to predict the impact of the adoption of one or more of these recommendations on Alltel’s operations; however, implementation of some of the proposals could significantly affect the amount of USF the Company receives.

The Company is designated as an ETC and receives federal USF with respect to the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming. The Company also receives state universal service support for certain product offerings in Texas.

Index to Financial Supplement

The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services.  Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of the ETC designations.  As of December 31, 2007, the Company believes that it is substantially compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to the receipt and collection of universal service support.

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach.  In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  In phase two, carriers that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds, culminating with a requirement that carriers reach a 95 percent deployment level of ALI capable handsets within their subscriber base by December 31, 2005.  ALI capability permits more accurate identification of the caller’s location by PSAPs.  Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services where the carrier maintained no retail presence in that market.  In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area.  Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.

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

The FCC initiated a rulemaking in response to a petition for declaratory ruling seeking to specify the basis upon which CMRS carriers must measure the accuracy and reliability of the location data provided to PSAPs for E-911 Phase II service.  On September 11, 2007, the FCC adopted an order establishing new E-911 accuracy standards that require a carrier to meet the Phase II location accuracy standards within the geographic area served by individual PSAPs, and setting time benchmarks under which carriers must achieve Phase II location accuracy over progressively smaller geographic areas until individual PSAP level testing is met.  The FCC’s order remains subject to reconsideration and judicial appeal, the outcome of which cannot be foreseen by the Company.  Various carriers have sought stay of the FCC’s order, and the Company has supported those requests.  On March 12, 2008, the FCC issued a six-month stay of the initial E-911 accuracy compliance standards, extending the deadline for compliance to March 11, 2009.  If the FCC’s order is upheld upon judicial appeal, the Company believes that compliance will present significant challenges to the industry as a whole from both a financial and technical perspective.

CALEA
CALEA requires wireless and wireline carriers to ensure that their networks are capable of accommodating lawful intercept requests received from law enforcement agencies.  The FCC has imposed various obligations and compliance deadlines, including those for Voice Over Internet Protocol (“VOIP”) and Broadband Internet Access Services, with which Alltel has materially complied.  The FCC has under consideration a petition filed by law enforcement agencies alleging that the standards for packet data transmission for CDMA 2000 providers are deficient under CALEA.

Index to Financial Supplement

Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers.  State public service commissions were granted jurisdiction to arbitrate disputes between CMRS providers and other carriers if they fail to reach agreement with respect to the rates and terms and conditions associated with the interconnection of their networks and exchange of telecommunications traffic.  The Company is in negotiation or arbitration with various carriers to establish the rates, terms and conditions of interconnection.  None of these are anticipated to significantly affect Alltel’s costs of providing service.  There is a pending rulemaking at the FCC addressing inter-carrier compensation, which could impact Alltel’s future costs to provide service; however it is not possible to predict whether or when that proceeding will conclude or what the result and impact will be.

Wireless Spectrum
Alltel holds FCC authorizations for Cellular Radiotelephone Service (“CRS”), Personal Communications Services (“PCS”), and paging services, as well as ancillary authorizations in the private radio and microwave services (collectively, the “FCC Licenses”).  Generally, FCC licenses are issued initially for 10-year terms and may be renewed for additional 10-year terms upon FCC approval of the renewal application.  The Company has routinely sought and been granted renewal of its FCC Licenses without contest and anticipates that future renewals of its FCC Licenses will be granted.  The FCC has eliminated the categorical limits on the amount of CMRS spectrum that a licensee may hold.  The FCC now evaluates acquisitions and mergers on a case-by-case basis to determine whether such transactions will result in excessive concentration of wireless spectrum in a market.  The FCC has recently increased the spectrum threshold for evaluating excessive concentration of wireless spectrum in the context of acquisitions and mergers to 95 MHz.

The FCC conducts proceedings and auctions through which additional spectrum is made available for the provision of wireless communications services, including broadband services.  In 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others.  The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in 2004.  The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies.  The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions.  The FCC completed the auction for Advanced Wireless Services (“AWS”) spectrum.  Alltel did not participate in the AWS spectrum auction, but the Company did file an application to participate in the 700 MHz auction.  On March 18, 2008, the FCC completed the auction for spectrum in the 700 MHz band, however, the results of the auction have not been publicly released.  The FCC also continues to consider various uses of unlicensed spectrum and sharing of currently allocated spectrum between various users.  The FCC has, for example, instituted a rulemaking on the use of “white spaces” in the television spectrum on an unlicensed basis.

Customer Billing
The FCC requires CMRS carriers to ensure that the descriptions of line items on customer bills are clear and not misleading, and has declared that any representation of a discretionary item on a bill as a tax or government-mandated charge is misleading.  The Federal Court of Appeals for the Eleventh Circuit (“Eleventh Circuit Court”) has vacated an order of the FCC preempting states from requiring or prohibiting the use of line items on CMRS carriers’ bills and remanded the decision to the FCC for further proceedings.  In February 2007, two CMRS providers filed a petition for a writ of certiorari to the United States Supreme Court (“Supreme Court”), seeking review of the Eleventh Circuit Court’s decision, which has been denied.  The FCC is also considering additional CMRS billing regulations and state preemption issues including whether early termination fees constitute a rate, and consequently, are beyond a state’s regulatory jurisdiction.

Index to Financial Supplement
Regulatory Treatment for Wireless Broadband
The FCC has determined that wireless broadband internet access services are information services under the Communications Act, and, as such, are subject to similar regulatory treatment as other broadband services such as fiber to the home, cable modem, Digital Subscriber Line (“DSL”), and broadband over power line services.  Certain interconnected broadband services, such as VOIP have been made subject to various FCC mandates including E-911, CALEA, Customer Proprietary Network Information (“CPNI”), contributions to the Telecommunications Relay Services, universal service contributions and access for the disabled, and will apply to Alltel to the extent it offers wireless VOIP services or should the FCC extend the various mandates to broadband services generally.  Further, the FCC has instituted an inquiry into whether regulatory intervention is necessary in the broadband market to ensure network neutrality, as well as inquiries into various open access requirements on wireless carriers both with regard to devices and applications.  At the same time, various public interest groups are urging the FCC to determine that text messaging services are subject to common carrier regulation, or in the alternative, to impose anti-discrimination regulation should text messaging be found to be an information service.

CMRS Roaming
The FCC concluded a rulemaking proceeding in which it examined the potential rules to be applied to automatic roaming relationships between carriers.  The FCC’s prior rules required only that manual roaming be provided by a carrier to any subscriber in good standing with his/her home market carrier.  Automatic roaming agreements, although common throughout the CMRS industry, are not currently mandated by the FCC.  The FCC’s new rules require automatic roaming agreements between carriers subject to certain limitations, but does not mandate price regulation.  The Company believes the FCC’s rules are generally consistent with its practice.  The new roaming regulations are subject to reconsideration requests which remain pending before the FCC.

Customer Proprietary Network Information (“CPNI”)
The FCC concluded its rulemaking governing the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information.  New FCC rules, which took effect on December 8, 2007, specify new notice and customer authentication requirements, as well as both certification requirements and limitations on the disclosure of CPNI to the carriers joint venture partners and contractors.  The new rules remain subject to judicial appeal and FCC reconsideration, as well as Office of Management and Budget (“OMB”) approval under the Paperwork Reduction Act.  While the Company has not been formally notified that the FCC has terminated its investigation of carrier practices to protect CPNI, the Company has received no further inquiries or notices from the FCC.

Analog Sunset
Under current FCC rules, carriers are no longer required to offer analog wireless services after February 2008.  This analog “sunset” rule was the subject of petitions seeking extension of the analog requirement beyond 2008, which were denied by the FCC by order dated June 15, 2007.  Alltel plans to migrate its customers and network in phases to all digital service after the sunset of the rule.

Warn Act/Emergency Alerts
On October 13, 2006, the Warn Act was signed into law, which provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols recommended by an advisory committee and adopted by the FCC.  The FCC convened the industry advisory committee required under the Warn Act to consider technical standards and operating protocols, which were approved by the committee on October 3, 2007.  The FCC has also initiated its formal rulemaking to adopt the technical requirements for the provision of emergency alerts under the Warn Act.  The rulemaking is pending before the FCC.

Katrina Panel Recommendations
On June 8, 2007, the FCC released an order directing the Public Safety and Homeland Security Bureau to implement several of the recommendations of the panel convened to study network outages in the wake of Hurricane Katrina.  The FCC also adopted rules requiring wireless communications providers to have emergency back-up power for cell sites as well as to conduct studies and submit reports on the redundancy and resiliency of their E-911 networks.  The rules regarding back-up power were reconsidered by the FCC in an order issued October 4, 2007, and no new rules will go into effect until the OMB approves the information collection requirements.  The back-up power requirement has also been appealed to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit Court”).  On February 28, 2008, the D.C. Circuit Court granted a motion to stay the effectiveness of the FCC’s emergency back-up power rules, pending judicial review.  At this time, the Company is evaluating the impact of the new rules.

Index to Financial Supplement

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Combined	Successor	Predecessor
	Year Ended	November 16 -	January 1 -	Year Ended
	December 31,	December 31,	November 15,	December 31,
(Millions)	2007	2007	2007	2006	2005
Cash flows from (used in):
Operating activities from continuing operations	$1,968.7	$(178.0)	$2,146.7	$1,490.2	$1,565.3
Investing activities from continuing operations	(25,906.9)	(25,241.9)	(665.0)	(2,693.6)	(1,636.9)
Financing activities from continuing operations	23,785.7	25,301.6	(1,515.9)	(3,184.8)	(748.3)
Discontinued operations	51.6	0.7	50.9	4,345.9	1,326.9
Effect of exchange rate changes	-	-	-	(5.9)	(1.8)
Change in cash and short-term investments	$(100.9)	$(117.6)	$16.7	$(48.2)	$505.2

Cash Flows from Operating Activities – Continuing Operations
During the period January 1, 2007 to November 15, 2007 and for each of the years ended December 31, 2006 and 2005, cash provided from continuing operations was Alltel’s primary source of funds.  Cash provided from continuing operations in all three periods reflected growth in earnings from the Company’s operations excluding the effects of merger-related costs, interest expense and income taxes.  In addition to earnings growth, cash flows from continuing operations in all three periods also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivables, purchases of inventory and the payment of trade payables, merger-related costs and taxes.  Cash provided from continuing operations in 2005 also included the receipt of the $111.0 million special dividend on the Company’s investment in Fidelity National common stock previously discussed.  During 2007, Alltel generated sufficient cash flows from continuing operations to fund its capital expenditure requirements and scheduled long-term debt payments as further discussed below.  The Company expects to generate sufficient cash flows from continuing operations to fund its operating requirements in 2008.

Cash Flows from Investing Activities – Continuing Operations
Capital Expenditures
Cash outlays for the acquisition of property, plant and equipment and for the purchase or development of internal use software continued to be Alltel’s primary use of capital resources.  Capital expenditures for property, plant and equipment were $1,052.9 million in 2007, $1,164.5 million in 2006 and $949.0 million in 2005.  Capital expenditures in each of the past three years were incurred to construct additional network facilities and to deploy 1xRTT data and 1x-EVDO technology.  During 2007, Alltel continued 1xRTT data deployments in its markets and attained total coverage of approximately 96 percent of its POPs by the end of the year.  In addition, the Company expanded its 1x-EVDO coverage into approximately 76 percent of its POPs by the end of 2007.  Capital expenditures for 2005 also included incremental spending by Alltel to deploy CDMA technology in the properties acquired from AT&T, as previously discussed.  During each of the past three years, Alltel funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs, which were $33.3 million in 2007, $32.6 million in 2006 and $43.1 million in 2005.  Including capitalized software development costs, outlays for capital expenditures are expected to be approximately $950.0 million to $1,050.0 million for 2008 and will be funded primarily from internally generated funds.  Capital expenditures in 2008 will be primarily incurred for further deployment of digital wireless technology, including high-speed wireless data capabilities, in the Company’s existing markets.  The forecasted spending levels in 2008 are subject to revision depending on changes in future capital requirements of the Company’s business.

Acquisitions
As previously discussed, on November 16, 2007, Alltel was acquired by Atlantis Holdings.  Cash outlays to complete the Merger totaled $25,065.2 million and included payments made to Alltel shareholders and holders of stock options and other equity awards and cash expended for professional fees and other transaction-related costs.

Index to Financial Supplement

Prior to the Merger, during 2007, Alltel acquired for $2.8 million in cash additional ownership interests in wireless properties in Arkansas and Michigan in which the Company owned a majority interest.  Alltel also acquired for $3.7 million in cash the remaining ownership interest in a wireless license covering a rural service area in New Mexico.  Cash outlays for the purchase of property, net of cash acquired in 2006 were $1,760.6 million, principally consisting of the cash outlay of $1,083.5 million to purchase Midwest Wireless and the purchase from Palmetto MobileNet of the remaining ownership interests in ten partnerships in North and South Carolina for $456.3 million in cash.  During 2006, Alltel also purchased for $220.8 million in cash wireless properties in Illinois, Texas and Virginia and acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.  Cash outlays for the purchase of property, net of cash acquired in 2005 were $1,137.6 million, principally consisting of $920.8 million attributable to the Western Wireless merger, $153.0 million related to the exchange of wireless properties with AT&T and $48.1 million related to the purchase of wireless properties in Alabama and Georgia, as previously discussed.  In conjunction with the merger transaction with Western Wireless, Alltel paid $933.4 million in cash to the holders of Western Wireless common stock and in the transaction acquired cash of $12.6 million.  During 2005, Alltel also purchased for $15.7 million in cash additional ownership interests in wireless properties in Michigan, Ohio and Wisconsin in which the Company owned a majority interest.

Proceeds From Sales of Investments and Other Assets
Prior to the Merger, investing activities for 2007 included proceeds from the sale of investments of $188.7 million, consisting of the cash proceeds received from the sale of marketable securities acquired by Alltel through its merger with Western Wireless.  Investing activities for 2006 included proceeds from the sale of investments of $200.6 million, principally consisting of the liquidating cash distributions of $198.7 million received by Alltel in exchange for its $22.1 million investment in RTB Class C stock, as previously discussed.  Investing activities for 2005 included proceeds from the sale of investments of $353.9 million, principally consisting of $350.8 million received from the sale of Alltel’s investment in Fidelity National common stock previously discussed.  Cash flows from investing activities for 2005 also included proceeds of $84.4 million from the sale of assets.  As previously discussed, in connection with the wireless property exchange with U.S. Cellular, Alltel acquired two rural markets in Idaho and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless.  In 2005, Alltel also received proceeds of $36.2 million in connection with the disposal of an office building.

Cash flows from investing activities also included proceeds from the return on investments of $57.3 million in 2007 compared to $50.8 million in 2006 and $36.8 million in 2005.  These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments.  The growth in distributions received in 2007 and 2006 was consistent with the improved operating results of these investments, as previously discussed.

Cash Flows from Financing Activities – Continuing Operations
Dividend Payments
Prior to the Merger, dividend payments represented a significant use of Alltel’s capital resources.  Common and preferred dividend payments amounted to $176.6 million for the period January 1, 2007 to November 15, 2007 compared to $513.1 million and $490.5 million for the years ended December 31, 2006 and 2005, respectively.  Dividend payments in 2007 reflected the reduction in Alltel’s annual dividend rate from $1.54 to $.50 per share following the completion of the wireline spin-off to Alltel’s shareholders on July 17, 2006.  As a privately-held company, Alltel does not expect to pay any cash dividends.

Issuances and Repayments of Long-Term Debt
Concurrent with the consummation of the Merger, Alltel Communications Inc. (“ACI”), a wholly-owned subsidiary of Alltel, entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion maturing 7.5 years from the closing of the date of the Merger, a six-year, senior secured revolving credit facility of $1.5 billion, and a delayed draw term loan facility with an additional borrowing capacity of $750.0 million maturing 7.5 years from the closing date of the Merger, available on a delayed-draw basis until the one-year anniversary of the closing date of the Merger for amounts paid, or committed to be paid, to purchase or otherwise acquire licenses and rights in the 700 MHz auction being conducted by the FCC.  At the closing of the Merger, ACI utilized the full capacity available under the senior secured term loan.  Through December 31, 2007, no amounts had been drawn under either the $1.5 billion senior secured revolving credit facility or the $750.0 million delayed draw term loan facility.  The Company will be required to pay equal quarterly installments in aggregate annual amounts equal to one percent of the original funded principal amount of the senior secured term loan facility, with the balance payable on May 15, 2015.

Index to Financial Supplement

In connection with the Merger, ACI also entered into a $5.2 billion senior unsecured cash-pay term loan facility and a $2.5 billion senior unsecured PIK term loan facility that represented bridge financing.  At the closing of the Merger, ACI utilized all $7.7 billion available under the bridge facilities.  The Company expects that the bridge facilities will be replaced either through the issuance of note securities or conversion into term loans on or before one year from the Merger date.  In December 2007, $1.0 billion of the senior unsecured PIK term loan facility was repaid upon the issuance of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.  Fees paid in connection with the issuance of the new debt totaling $462.9 million have been netted against the $21.7 billion proceeds within the consolidated statement of cash flows for the Successor period November 16, 2007 to December 31, 2007.  The credit agreements governing the new senior secured credit facilities and new senior unsecured credit facilities and the indenture governing the senior PIK toggle notes contain a number of restrictive covenants that restrict, among other things, Alltel’s ability to pay dividends. (See Note 6 to the consolidated financial statements for additional information regarding these new debt facilities).

Prior to the Merger, Alltel had a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement and had also established a commercial paper program with a maximum borrowing capacity of $1.5 billion.  Under the commercial paper program, commercial paper borrowings were fully supported by the available borrowings under the revolving credit agreement.  Accordingly, before the completion of the Merger, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement could not exceed $1.5 billion.  Both of these credit facilities were cancelled immediately prior to closing of the Merger.  Alltel incurred no borrowings under the revolving credit agreement during the past three years.  During 2007, Alltel incurred commercial paper borrowings of $100.0 million to fund general corporate requirements.  During the third quarter of 2007, Alltel repaid all borrowings outstanding under its commercial paper program utilizing available cash on hand.  The commercial paper borrowings and related repayments have been presented on a net basis within the consolidated statement of cash flows for the period January 1, 2007 to November 15, 2007 because the original maturities were less than three months.  At December 31, 2006, no commercial paper borrowings were outstanding compared to $1.0 billion of borrowings outstanding at December 31, 2005.  During 2006, Alltel did not incur any additional borrowings under the commercial paper program.  As previously discussed, on July 17, 2006, Alltel exchanged $988.5 million of its outstanding commercial paper borrowings for debt securities issued to the Company by Spinco in connection with the spin-off of the wireline business.  In August 2006, the Company repaid the remaining $11.5 million of outstanding commercial paper borrowings with available cash on hand.  During 2005, the maximum amount of borrowings outstanding under the commercial paper program was $1,084.6 million, of which $1.0 billion remained outstanding at December 31, 2005.  Comparatively, there were no commercial paper borrowings outstanding at December 31, 2004.  The net increase in commercial paper borrowings from December 31, 2004 of $1.0 billion represented all of the long-term debt issued during 2005.  Commercial paper borrowings were incurred during 2005 primarily to finance a portion of the repayment of certain Western Wireless long-term debt obligations further discussed below and to fund the cash portion of the merger consideration.

Repayments of long-term debt amounted to $1,494.7 million in fiscal year 2007, compared to $1,198.5 million and $2,655.7 million in fiscal years 2006 and 2005, respectively.  As discussed above, in December 2007, Alltel repaid $1.0 billion of the senior unsecured PIK term loan facility with proceeds received from the issuance of the senior unsecured PIK toggle notes.  During the fourth quarter of 2007, in conjunction with the Merger, Alltel repurchased prior to maturity an aggregate principal amount of $389.3 million of long-term debt at a total cost of $422.8 million.  The long-term debt repurchased consisted of $39.0 million of 6.65 percent unsecured notes due 2008, $53.0 million of 7.60 percent unsecured notes due 2009 and $297.3 million of 8.00 percent notes due 2010.  Repayments of long-term debt in 2007 also included the first quarterly installment of $35.0 million due under the senior secured term loan and the repayment of the remaining $35.6 million, 4.656 percent equity unit notes due May 17, 2007.  As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers.  During 2006, Alltel also repaid at maturity a $186.3 million, 9.0 percent senior unsecured note due November 1, 2006.  Except for the repayment of the senior unsecured PIK term loan facility previously discussed, the repayments of long-term debt in both 2007 and 2006 were funded by available cash on hand.  Repayments of long-term debt in 2005 primarily consisted of the repayment of approximately $2.0 billion of Western Wireless long-term debt obligations that had been assumed by Alltel in connection with the merger.  On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility.  During 2005, Alltel also repurchased all $600.0 million of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless senior notes at a total cost of $688.3 million.  The debt repayments were funded by cash on hand and borrowings under Alltel’s commercial paper program.

Index to Financial Supplement

Repayments of long-term debt in 2005 also included the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006 and the repayment, at maturity, of a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005.

In connection with its acquisition of Western Wireless, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”). During 2006, an aggregate principal amount of $113.0 million of the Western Wireless notes were converted.  As a result of the conversion, Alltel issued 4.0 million shares of its common stock and paid approximately $67.6 million in cash to holders of the Western Wireless notes.  During December 2007, the remaining aggregate principal amount of $2.0 million of Western Wireless notes were converted into $7.3 million in cash.

Issuances and Repurchases of Common Stock
As previously discussed, concurrent with the consummation of the Merger, the Sponsors and their co-investors made equity contributions in cash of approximately $4.5 billion to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.  Certain members of management also invested approximately $60.4 million in the common equity of Alltel consisting of cash contributions of $27.3 million and the rollover of a portion of the Alltel common shares held by them prior to the Merger valued at $33.1 million based on the merger consideration of $71.50 per share.  The total of the cash contributions of $4,506.9 million have been reported as proceeds from the issuance of common stock within the consolidated statement of cash flows for the Successor period November 16, 2007 to December 31, 2007.

Prior to the Merger, proceeds from the issuance of Alltel’s common stock amounted to $63.9 million for the period January 1, 2007 to November 15, 2007 compared to $216.0 million and $1,463.5 million for the years ended December 31, 2006 and 2005, respectively.  The proceeds primarily consisted of cash received from the exercise of stock options.  During 2005, proceeds from the issuance of common stock also included cash received from the settlement of the purchase contracts related to the Company’s equity units.  The purchase contract obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued common shares of Alltel common stock for $50 per share.  Upon settlement of the contracts, the Company received proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock.

On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008.  Under this authorization, Alltel repurchased shares, from time to time, on the open market or in negotiated transactions, as circumstances warranted. Sources of funding stock repurchases included available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program.  During the first half of 2007, Alltel repurchased 22.0 million of its common shares at a total cost of $1,360.3 million.  During the second half of 2006, Alltel repurchased 28.5 million of its common shares at a total cost of $1,595.6 million.

Other
Cash flows used in financing activities also included distributions to Alltel’s minority investors in wireless markets operated in partnership with other companies.  Cash payments to these minority investors were $43.0 million in 2007, compared to $38.2 million in 2006 and $65.6 million in 2005.  The significant decrease in distributions in 2006 from 2005 primarily reflected Alltel’s acquisitions of partnership interests in wireless properties in North Carolina, South Carolina and Wisconsin previously discussed.  Alltel also received $33.9 million in cash from the settlement of four interest rate swap agreements that were terminated in connection with the Merger.

Liquidity and Capital Resources
As described above, following the completion of the Merger, Alltel has a substantial amount of indebtedness and will incur significantly higher interest costs which will adversely affect the Company’s future operating results.  Alltel believes it has sufficient cash and short-term investments on hand ($833.3 million at December 31, 2007) and has adequate operating cash flows to finance its ongoing requirements, including capital expenditures and the payment of principal and interest related to its long-term debt obligations.  Additional sources of funding available to Alltel include additional borrowings of up to $1.5 billion available under the Company’s revolving credit agreement.

Index to Financial Supplement
Alltel’s long-term credit ratings with Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“Standard & Poor’s”) were as follows at December 31, 2007:

Description	Moody’s	Standard & Poor’s
Long-term debt credit rating	B2	B+
Outlook	Stable	Negative

Factors that could affect Alltel’s short and long-term credit ratings would include, but not be limited to, a material decline in the Company’s operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements.  If Alltel’s credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on new borrowings, and the Company’s access to the public capital markets could be adversely affected.  A downgrade in Alltel’s current long-term credit ratings would not accelerate scheduled principal payments of Alltel’s existing long-term debt.

Covenant Compliance
The senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, payments and modifications of certain subordinated and other material indebtedness, liens and encumbrances, business and operations of Alltel and its direct, wholly-owned domestic subsidiaries and other matters customarily restricted in such agreements, in each case subject to certain exceptions.  In addition, the senior secured credit facilities require that Alltel maintain a consolidated senior secured debt to Consolidated EBITDA, or earnings before interest, taxes and depreciation and amortization expense, ratio (as that term is defined in the credit agreement governing the senior secured facilities) measured over a rolling four-quarter measurement period, which cannot exceed 6.75 to 1.00 for the first measurement period ending June 30, 2008.  The consolidated senior secured debt to Consolidated EBITDA ratio will decline over time until it reaches 5.75 to 1.00 for measurement periods beginning on or after September 30, 2012.

Presented below are calculations of EBITDA and Adjusted EBITDA.  Alltel has included this discussion of Adjusted EBITDA because covenants in ACI’s senior secured credit facilities contain ratios based on this measure, as discussed above.  Measurements of Adjusted EBITDA are based on the Company’s calculation of EBITDA (net income (loss), excluding the effects of discontinued operations and the cumulative effect of accounting changes, and before net interest expense, provision for income taxes and depreciation and amortization) adjusted to exclude unusual items, certain non-cash charges and items permitted in calculating covenant compliance under the indenture and the credit facilities.  Alltel believes that the application of these supplementary adjustments to EBITDA in determining Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with its financing covenants.  If the Company’s Adjusted EBITDA were to decline below certain levels, covenants in the senior secured credit facilities that are based on Adjusted EBITDA, including the maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment of amounts outstanding under the senior secured term loan facility.  For the fiscal year ended December 31, 2007, the senior secured leverage ratio was 4.52 to 1.00.

EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP and should not be considered a substitute for operating income (loss), net income (loss) or any other measure of financial performance reported in accordance with GAAP or as measures of operating cash flows or liquidity.  The presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results of operations or cash flows as reported under GAAP.  In particular, EBITDA and Adjusted EBITDA should not be viewed as a reliable indicator of Alltel’s ability to generate cash to service its debt obligations because certain of the items added to net income (loss) to determine EBITDA and Adjusted EBITDA involve outlays of cash.  As a result, actual cash available to service the Company’s debt obligations will be different from Adjusted EBITDA.  In addition to demonstrating compliance with its financing covenants, Alltel believes that the presentation of EBITDA and Adjusted EBITDA is helpful in highlighting operational trends because these measures exclude certain non-cash charges and other non-operating items that are not representative of the Company’s core business operations.

Index to Financial Supplement

The following table provides the calculation of Adjusted EBITDA for the periods indicated:

	Combined	Successor	Predecessor
	Year Ended	November 16 -	January 1 -	Year Ended
	December 31,	December 31,	November 15,	December 31,
(Millions)	2007	2007	2007	2006	2005
Net income (loss)	$183.2	$(103.4)	$286.6	$1,129.4	$1,331.4
Loss (income) from discontinued operations	0.9	(0.6)	1.5	(305.7)	(603.3)
Cumulative effect of accounting change	-	-	-	-	7.4
Income tax expense (benefit)	307.0	(64.5)	371.5	475.0	424.5
Interest expense, net of interest income	405.8	265.0	140.8	202.2	294.4
Depreciation and amortization expense	1,546.9	260.2	1,286.7	1,239.9	994.8
EBITDA	$2,443.8	$356.7	$2,087.1	$2,740.8	$2,449.2
Minority interest in consolidated partnerships	32.6	2.2	30.4	46.6	69.1
Equity earnings in unconsolidated partnerships, net of cash distributions received	(8.4)	5.7	(14.1)	(9.4)	(8.3)
Stock-based compensation expense, net of restricted shares surrendered for tax (a)	27.3	1.2	26.1	33.0	4.0
Integration expenses, restructuring and other charges (See Note 11)	672.2	5.2	667.0	13.7	23.0
Fidelity National special cash dividend (See Note 12)	-	-	-	-	(111.0)
Gain on exchange or disposal of assets and other (See Note 13)	(56.5)	-	(56.5)	(126.1)	(218.8)
Non-cash rental income, net of amortization of deferred leasing costs (b)	(29.7)	-	(29.7)	(33.9)	(33.9)
Other non-cash changes in expenses (c)	5.0	0.3	4.7	(3.5)	50.5
Management fee paid to Sponsors (d)	3.9	3.9	-	-	-
Pre-acquisition EBITDA for Western Wireless and Midwest Wireless (e)	-	-	-	91.5	243.2
Adjusted EBITDA	$3,090.2	$375.2	$2,715.0	$2,752.7	$2,467.0
Notes:
(a)
Excludes $63.8 million of expense resulting from the accelerated vesting of employee stock option and restricted stock awards in connection with the Merger.  This amount has been included in integration expenses, restructuring and other charges in the table above.

(b)
Represents non-cash rental income and amortization of deferred leasing costs related to Alltel’s agreement to lease cell site towers to American Tower Corporation (“ATC”).  As further discussed in Note 18 to the consolidated financial statements, the remaining deferred rental income and deferred leasing costs were written-off in connection with the Merger.

(c)
For 2005, this amount includes the effect of a change in accounting for operating leases with scheduled rent increases to recognize the scheduled increases in rent expense on a straight-line basis.  The effect of this change resulted in incremental rent expense of $19.7 million in 2005.  During 2005, Alltel also incurred $19.4 million of incremental costs related to hurricane Katrina and three other storms, consisting of increased long-distance and roaming expenses due to providing these services to affected customers at no charge, system maintenance costs to restore network facilities, additional losses from bad debts, and company donations to support the hurricane relief efforts.

(d)
Represents the annual management fee and out-of-pocket expenses payable to affiliates of the Sponsors in exchange for consulting and management advisory services.  The annual management fee is equal to one percent of Alltel’s consolidated Adjusted EBITDA, of which 0.1 percent is contributed to the Alltel Special Annual Bonus Plan and made available for payout as incentive compensation to certain management employees.

(e)
For 2005, represents the historical EBITDA of Western Wireless for the seven months ended July 31, 2005 assuming the acquisition of Western Wireless had occurred on January 1, 2005.  For 2006, represents the historical EBITDA of Midwest Wireless for the nine months ended September 30, 2006 assuming the acquisition of Midwest Wireless had occurred on January 1, 2006.

Index to Financial Supplement

The senior secured credit facilities contain customary events of default, including without limitation, nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration to material indebtedness, bankruptcy, judgments, events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), failure of any guaranty or security document supporting the senior secured credit facilities to be in full force and effect, and a change of control as defined in the agreement governing the senior secured credit facilities, the Senior Toggle Notes or the senior unsecured interim facilities, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.  These events of default may allow for certain grace periods, materiality limitations and equity cure rights, if applicable.  Additionally, Alltel is required to observe certain customary reporting requirements and other affirmative covenants.  At December 31, 2007, the Company was in compliance with all of its debt covenants.

Pension Plans
Alltel maintains a qualified defined benefit pension plan, which covers substantially all employees.  In December 2005, the pension plan was amended such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005).  Prior to the Merger, Alltel also maintained a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees.  In conjunction with the Merger, on November 15, 2007, the Company amended its supplemental executive retirement plan to provide for the termination of the plan and the lump-sum payout of the accrued retirement benefits to all participants on January 2, 2008.  In addition, Alltel has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  As further illustrated in Note 10 to the consolidated financial statements, total expense related to the Company’s pension plans was $133.4 million for 2007, $33.9 million in 2006 and $43.1 million in 2005.  Of the total pension expense recorded in each year, amounts allocated to discontinued operations were $20.0 million in 2006 and $15.1 million in 2005.  Pension expense for 2007 included a curtailment charge of $118.6 million related to the termination of the supplemental executive retirement plan previously discussed.

Alltel’s pension expense for 2008 is estimated to be approximately $2.6 million and was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.50 percent and a discount rate of 6.55 percent.  In developing the expected long-term rate of return assumption, Alltel evaluated historical investment performance, as well as input from its investment advisors.  Projected returns by such advisors were based on broad equity and bond indices.  The Company also considered the pension plan’s historical returns since 1975 of 10.9 percent.  Alltel’s expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent.  As of December 31, 2007, the actual asset allocation of the qualified pension plan’s assets was 72.4 percent to equities, 25.9 percent to fixed income assets and 1.7 percent to money market funds.  The Company regularly reviews the actual asset allocation of its qualified pension plan and periodically re-balances its investments to achieve the targeted allocation.  Alltel continues to believe that an 8.5 percent long-term rate of return on its qualified pension plan assets is a reasonable assumption.  For the year ended December 31, 2007, the actual return on qualified pension plan assets was 7.3 percent.  Lowering the expected long-term rate of return on the qualified pension plan assets by 0.50 percent (from 8.50 percent to 8.00 percent) would result in an increase in pension expense of approximately $0.9 million in 2008.

In developing the discount rate assumption, the Company’s expected benefit payments are discounted from their expected payment date to the measurement date using the appropriate spot rate obtained from the Citigroup Pension Discount Curve, a publicly issued index.  The discount rate determined on this basis increased from 5.94 percent at December 31, 2006 to 6.55 percent at December 31, 2007.  Lowering the discount rate by 0.25 percent (from 6.55 percent to 6.30 percent) would result in an increase in pension expense of approximately $0.9 million in 2008.  Alltel will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust them as necessary.

Alltel does not expect that any contribution to the plan calculated in accordance with the minimum funding requirements of the ERISA will be required in 2008.  Future contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

Index to Financial Supplement

Off-Balance Sheet Arrangements
The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations.  Additionally, the Company has not entered into any arrangement requiring Alltel to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.  As defined by the SEC’s rules and regulations, the Company is not a party to any material off-balance sheet arrangements.

Contractual Obligations and Commitments
Set forth below is a summary of Alltel’s material contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
	Less than	1-3	3-5	More than
(Millions)	1 Year	Years	Years	5 Years	Total
Long-term debt, including current maturities (a)	$140.1	$280.1	$1,080.0	$22,465.0	$23,965.2
Interest payments on long-term debt obligations (b)	1,949.1	3,857.9	3,817.6	6,933.4	16,558.0
Operating leases	190.1	261.6	121.3	159.7	732.7
Purchase obligations (c)	85.1	61.7	21.3	-	168.1
Site maintenance fees – cell sites (d)	34.9	75.2	82.9	170.3	363.3
Other long-term liabilities (e)	329.9	533.5	298.3	1,635.1	2,796.8
Total contractual obligations and commitments	$2,729.2	$5,070.0	$5,421.4	$31,363.5	$44,584.1

(a)	Excludes $(450.4) million of unamortized discounts included in long-term debt at December 31, 2007.

(b)
For purposes of projecting future interest payments related to Alltel’s variable rate long-term debt, the weighted average interest rate was assumed to be 8.13 percent.  The weighted average interest rate was calculated assuming the interest rates for the senior secured term loan, the senior unsecured cash-pay debt, and the senior unsecured PIK debt were 7.19%, 10.0% and 10.375%, respectively.

(c)
Purchase obligations represent amounts payable under non-cancelable contracts and include commitments for wireless handset purchases, network facilities and transport services, agreements for software licensing and long-term marketing programs.

(d)
In connection with the leasing of 1,773 of the Company’s cell site towers to ATC, Alltel is obligated to pay ATC a monthly fee per tower for management and maintenance services for the duration of the fifteen-year lease agreement, which expires in phases during 2016 and 2017.

(e)	Other long-term liabilities primarily consist of deferred tax liabilities, income tax contingency reserves, minority interests and employee benefit obligations.

See Notes 6, 17 and 18 to the consolidated financial statements for additional information regarding certain of the obligations and commitments listed above.

Market Risk
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

Interest Rate Risk
The Company’s earnings are affected by changes in variable interest rates related to Alltel’s variable rate long-term debt obligations and interest rate swap agreements.  Alltel’s cash and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments.  As of December 31, 2007, the carrying value of Alltel’s cash and cash equivalents approximated fair value.  The Company uses derivative instruments to manage its exposure to fluctuations in short-term interest rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt.  The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity.  Alltel does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes.  Management periodically reviews Alltel’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

Index to Financial Supplement

As further illustrated in Note 6 to the consolidated financial statements, as of December 31, 2007, the Company had $20.665 billion of variable rate long-term debt consisting of borrowings of $13.965 billion under a senior secured term loan, $5.2 billion under a senior unsecured cash-pay term loan facility and $1.5 billion under a senior unsecured PIK term loan facility.  During the fourth quarter of 2007, the Company entered into four, pay fixed /receive variable, interest rate swap agreements on notional amounts totaling $5.75 billion of the senior secured term loan.  The maturities of the four interest rate swaps range from December 17, 2009 to December 17, 2012.

The weighted average fixed rate paid by Alltel on these swaps was 4.0 percent, and the variable rate received by Alltel was the three-month London-Interbank Offered Rate (“LIBOR”).  The weighted average variable rate received by the Company was 5.0 percent at December 31, 2007.  At the inception date, the four interest rate swaps were designated as cash flow hedges of the variability in the interest payments due to changes in the LIBOR interest rate (the benchmark interest rate) on the variable rate senior secured term loan.  The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.  Accordingly, the Company had exposure to floating interest rates on approximately $8.2 billion of the senior secured term loan and $6.7 billion in senior unsecured borrowings at December 31, 2007.  During December 2007, the Company also entered into two, pay variable/receive variable, interest rate basis swap agreements on notional amounts totaling $4.0 billion of the senior secured term loan, both maturing on December 17, 2008.  At December 31, 2007, the weighted average variable rate paid by Alltel on these swaps was the three-month LIBOR and was 4.9 percent, and the weighted average variable rate received by Alltel was the one-month LIBOR and was 5.0 percent.  These basis swaps do not qualify for hedge accounting and are marked-to-market each period.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $149.2 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $149.2 million.

Comparatively, as of December 31, 2006, the Company had no variable rate debt outstanding and had entered into four, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million.  At the inception date, the four interest rate swaps were designated as fair value hedges.  In conjunction with the Merger, Alltel terminated these interest rate swaps.  The maturities of the four interest rate swaps ranged from August 15, 2010 to November 1, 2013.  The weighted average fixed rate received by Alltel on these swaps was 5.5 percent, and the variable rate paid by Alltel is the three month LIBOR.  The weighted average variable rate paid by the Company was 5.4 percent at December 31, 2006.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $8.5 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $8.5 million.

During the first quarter of 2008, the Company entered into three additional, pay fixed /receive variable, interest rate swap agreements on notional amounts totaling $3.75 billion of the senior secured term loan.  The maturities of the three interest rate swaps range from February 17, 2011 to February 17, 2013.  At the inception date, the three interest rate swaps were designated as cash flow hedges of the variability in the interest payments due to changes in the LIBOR interest rate (the benchmark interest rate) on the variable rate senior secured term loan.  Taking into consideration all of the cash flow hedges, Alltel has effectively converted $9.5 billion of its variable interest rate exposure to fixed interest rates.

Credit Environment
During 2007, the credit markets were volatile.  Alltel believes it has sufficient liquidity under its revolving credit agreement and from cash provided from operations to fund its operating requirements in 2008.  In a declining interest rate environment, as the Company’s short-term investments mature, reinvestment occurs at less favorable market rates, which could adversely affect Alltel’s interest income in the near term.  Conversely, Alltel’s interest expense related to its variable rate debt would be reduced in the near term in a declining interest rate environment.

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

Index to Financial Supplement

Service revenues are recognized based upon minutes of use processed and contracted fees, net of any credits and adjustments.  Due to varying customer billing cycle cut-off times, Alltel must estimate service revenues earned but not yet billed at the end of each reporting period.  These estimates are based on historical minutes of use processed.  Changes in estimates for revenues are recognized in the period in which they are determinable, and such changes could occur and have a material effect on the Company’s consolidated operating results in the period of change.

In evaluating the collectibility of its trade receivables, Alltel assesses a number of factors including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience.  Based on these assessments, the Company records an allowance for doubtful accounts to reduce the related receivables to the amount the Company ultimately expects to collect from customers.  If circumstances related to specific customers change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, Alltel’s estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements.  At December 31, 2007, the Company’s allowance for doubtful accounts was $32.6 million.  A 10 percent increase in this reserve would have increased the provision for doubtful accounts by $3.3 million for the year ended December 31, 2007.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the employee’s requisite service period.  In order to estimate the fair value of stock options on the date of grant, Alltel has chosen to use a Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including expected volatility and expected life.  As disclosed in Note 9 to the consolidated financial statements, the weighted average fair value of time-based stock options granted subsequent to the Merger under the Alltel Corporation 2007 Stock Option Plan (the “2007 time-based options”) was $2.84 per share, using the Black-Scholes option-pricing model and a weighted average expected life of 5.0 years and weighted average volatility of 23.5 percent.  The expected life assumption of 5.0 years was determined based on management’s view of the likelihood of a change-in-control event occurring in that time frame.  Increasing the weighted average expected life by 0.5 years (from 5.0 years to 5.5 years) would have increased the fair value of the 2007 time-based options to $3.02 per share and would have increased total compensation expense to be recognized over the vesting term of the options by $3.2 million.  Conversely, decreasing the weighted average expected life by 0.5 years (from 5.0 years to 4.5 years) would have decreased the fair value of the 2007 time-based options to $2.68 per share and would have decreased total compensation expense to be recognized over the vesting term of the options by $2.8 million.

The expected volatility assumption was based on a combination of Alltel’s historical common stock volatility for the periods when the Company was publicly traded and historical volatility of Alltel’s competitor peer group.  Historical volatility was calculated using the weighted average of historical daily price changes of both the Company’s common stock and common stocks of the peer group over the most recent period equal to the expected life of the stock option on the date of grant.  As a company no longer having public equity float following the completion of the Merger, Alltel believes that estimating expected volatility based on a combination of company-specific and peer group historical volatility data is more representative of future stock price trends than using Alltel’s historical volatility alone.  Increasing the weighted average volatility by 2.5 percent (from 23.5 percent to 26.0 percent) would have increased the fair value of the 2007 time-based options to $3.04 per share and would have increased total compensation expense to be recognized over the vesting term of the options by $3.5 million.  Conversely, decreasing the weighted average volatility by 2.5 percent (from 23.5 percent to 21.0 percent) would have decreased the fair value of the 2007 time-based options to $2.67 per share total compensation expense to be recognized over the vesting term of the options by $3.0 million.

The calculation of the annual costs of providing pension benefits are based on certain key actuarial assumptions as disclosed in Note 10 to the consolidated financial statements.  In developing the discount rate assumption, the Company’s expected pension benefit payments are discounted from their expected payment date to the measurement date using the appropriate spot rate obtained from the Citigroup Pension Discount Curve.  The expected return on plan assets for Alltel’s qualified pension plan reflects management’s view of the long-term returns available in the investment market based on historical averages and consultation with investment advisors.  See “Pension Plans” for the effects on the Company’s future benefit costs resulting from changes in these key assumptions.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets.  Although Alltel believes it is unlikely that any significant changes to the useful lives of its tangible or finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that

Index to Financial Supplement
could materially affect the carrying value of these assets and the Company’s future consolidated operating results.  An extension of the average useful life of the Company’s property, plant and equipment of one year would decrease depreciation expense by approximately $142.2 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $211.3 million per year.  At December 31, 2007, Alltel’s unamortized finite-lived intangible assets totaled $3,560.1 million and consisted of customer list of $2,740.6 million, trademarks and tradenames of $787.5 million, non-compete agreement of $28.1 million and roaming agreement of $3.9 million.  All of these intangible assets were recognized in connection with the Merger.  The customer list intangible asset is amortized using the sum-of-the-years digits method over an eight-year estimated useful life.  The other intangible assets are amortized on a straight-line basis over their estimated useful lives, which are 8 years for trademarks and tradenames, 24 months for the non-compete agreement and 49 months for the roaming agreement.  Based on these amortization methods and estimated useful lives, annual amortization expense during the first year following consummation of the Merger would be approximately $740.0 million.  An extension of the average useful life of each of the Company’s finite-lived intangible assets of one year would decrease the amount of amortization expense recorded in the first year following the Merger by approximately $78.5 million, while a reduction in the average useful life of one year would increase the amount of amortization expense recorded by $106.8 million.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Alltel tests its goodwill and other indefinite-lived intangible assets for impairment at least annually, which requires the Company to determine the fair value of these intangible assets, as well as the fair value of its reporting units.  Following the wireline spin-off, Alltel’s operations consist of a single reporting unit, wireless communications services.  For purposes of testing goodwill, fair value of the reporting unit is determined utilizing a combination of the discounted cash flows and market values of comparable public companies.  The Company’s indefinite-lived intangible assets consist of its cellular and PCS licenses (the “wireless licenses”).  Fair value of the wireless licenses was determined based on the discounted cash flow analysis of the wireless business, incorporating cash flow assumptions regarding the investment in a network, costs to acquire customers and to develop distribution channels and other inputs necessary for making the business operational.  During 2007 and 2006, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values.  In addition, reducing the calculated fair values of goodwill and the wireless licenses by 10 percent would not have resulted in an impairment of the carrying value of the related assets in either 2007 or 2006.  Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and the Company’s future consolidated operating results.  In connection with the Merger, Alltel will change its measurement date for performing its annual impairment reviews of goodwill and wireless licenses from January 1st to October 1st of each year.

The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 14 to the consolidated financial statements and reflect Alltel’s assessment of future tax consequences of transactions that have been reflected in the Company’s financial statements or tax returns for each taxing authority in which it operates.  Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal, state and foreign taxing authorities.  Included in the calculation of the Company’s annual income tax expense are the effects of changes, if any, to Alltel’s income tax contingency reserves.  Alltel maintains income tax contingency reserves for potential assessments from the IRS or other taxing authorities.  The reserves are determined in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  Changes to the tax contingency reserves could materially affect the Company’s future consolidated operating results in the period of change.

A number of years may elapse before a particular matter for which Alltel has established a reserve is audited and finally resolved.  The number of years for which the Company still has audits open varies depending upon the tax jurisdiction.  As previously discussed, during 2006 the IRS completed its examination of Alltel’s consolidated tax returns for the tax periods 1997 through 2003, and on February 7, 2008, the IRS completed its examination of Alltel’s consolidated federal income tax returns for the years 2004 and 2005.  While it is often difficult to predict the final outcome or timing of the resolution, Alltel believes that its reserves properly reflect the known income tax contingencies.  Favorable resolutions would be recognized as either a reduction of goodwill or income tax expense in the year of resolution.  Unfavorable resolutions would be recognized as a reduction to the tax reserves, a cash outlay for settlement and a possible increase to goodwill or Alltel’s annual tax provision in the year of resolution.

Index to Financial Supplement

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements.  SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price).  SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level.  For calendar year companies like Alltel, SFAS No. 157 was to be effective beginning January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which partially deferred for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Upon the partial adoption of SFAS No. 157 in the first quarter of 2008, Alltel will be required to provide additional disclosures in the notes to its consolidated financial statements for certain recurring fair value measurements.  Alltel is continuing to evaluate the impact of SFAS No. 157 as it relates to certain nonrecurring fair value measurements, such as the Company’s annual impairment reviews of goodwill and FCC licenses.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurement attributes the entity elects for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will not elect the fair value option available for those assets and liabilities which are eligible under SFAS No. 159, and accordingly, there will be no impact on Alltel’s financial position and results of operations attributable to SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, including any non-controlling interest in the acquiree, to be measured at fair value as of the acquisition date.  SFAS No. 141(R) clarifies the accounting for pre-acquisition gain and loss contingencies and acquisition-related restructuring costs, as well as the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS No. 141(R) also requires the expensing of all acquisition-related transaction costs in the period the costs are incurred.  SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as early adoption of SFAS No. 141(R) is not permitted.  Accordingly, Alltel will be required to apply the measurement and recognition provisions of SFAS No. 141(R) to any acquisition it completes on or after January 1, 2009.  Until such an acquisition occurs, Alltel cannot fully assess the effects that the adoption of SFAS No. 141(R) will have on its future consolidated results of operations, cash flows or financial position.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that will require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained

Index to Financial Supplement
noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which should be retrospectively applied.  Early adoption of SFAS No. 160 is also prohibited.  Accordingly, Alltel will be required to adopt SFAS No. 160 as of January 1, 2009.  Management does not believe that the adoption of SFAS No. 160 will have a material effect on Alltel’s consolidated results of operations, cash flows or financial position.

Legal Proceedings
Alltel is involved in certain legal matters that are discussed in Note 17 to the consolidated financial statements.  In addition to those matters, Alltel is also a party to various legal proceedings arising from the ordinary course of business.  Although the ultimate resolution of these various proceedings cannot be determined at this time, management of Alltel does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations or financial condition of the Company.  In addition, management of Alltel is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Alltel and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Examples of such forward-looking statements include statements regarding Alltel’s future forecasts of capital requirements for 2008, and future contractual obligation and commitment payments.  Alltel disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; failure of our suppliers, contractors and third-party retailers to provide the agreed upon services; changes in communications technology; the effects of a high rate of customer churn; the risks associated with the integration of acquired businesses or any potential future acquired businesses; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; our ability to bid successfully for 700 MHz licenses; potential increased costs due to perceived health risks from radio frequency emissions; the effects of declines in operating performance, including impairment of certain assets; risks relating to the renewal and potential revocation of our wireless licenses; potential higher than anticipated inter-carrier costs; potential increased credit risk from first-time wireless customers; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; risks relating to our substantially increased indebtedness following the Merger and related transactions, including a potential inability to generate sufficient cash to service our debt obligations, and potential restrictions on the Company’s operations contained in its debt agreements; potential conflicts of interest and other risks relating to the Sponsors having control of the Company; loss of the Company’s key management and other personnel or inability to attract such management and other personnel; the effects of litigation, including relating to telecommunications technology patents and other intellectual property; the effects of federal and state legislation, rules, and regulations governing the communications industry; potential challenges to regulatory authorizations and approvals related to the Merger; and potential unforeseen failure of the Company’s technical infrastructure and systems.

In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

Index to Financial Supplement

SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data of Alltel Corporation (1):

	Successor	Predecessor
	November 16 –	January 1 –
	December 31,	November 15,	For the Year Ended December 31,
(Millions)	2007	2007	2006	2005	2004	2003
Revenues and sales	$1,132.9	$7,670.2	$7,884.0	$6,572.5	$5,298.9	$4,917.5
Operating expenses	1,037.0	6,287.5	6,512.7	5,415.3	4,340.7	3,999.4
Integration expenses, restructuring and other charges	5.2	667.0	13.7	23.0	39.3	6.8
Total costs and expenses	1,042.2	6,954.5	6,526.4	5,438.3	4,380.0	4,006.2
Operating income	90.7	715.7	1,357.6	1,134.2	918.9	911.3
Non-operating income (expense), net	21.2	50.7	97.5	121.5	9.7	(8.6)
Interest expense	(280.4)	(163.3)	(282.5)	(314.5)	(333.1)	(352.1)
Gain (loss) on exchange or disposal of assets and other	-	56.5	126.1	218.8	-	(6.0)
Income (loss) from continuing operations before income taxes	(168.5)	659.6	1,298.7	1,160.0	595.5	544.6
Income tax expense (benefit)	(64.5)	371.5	475.0	424.5	183.4	200.7
Income (loss) from continuing operations	(104.0)	288.1	823.7	735.5	412.1	343.9
Income (loss) from discontinued operations, net of tax	0.6	(1.5)	305.7	603.3	634.1	970.6
Income (loss) before cumulative effect of accounting change	(103.4)	286.6	1,129.4	1,338.8	1,046.2	1,314.5
Cumulative effect of accounting change, net of tax	-	-	-	(7.4)	-	15.6
Net income (loss)	$(103.4)	$286.6	$1,129.4	$1,331.4	$1,046.2	$1,330.1

Balance Sheet Data (at period end):
Total assets	$32,135.5	$17,838.9	$18,343.7	$24,013.1	$16,603.7	$16,661.1
Total shareholders’ equity	$4,432.5	$11,606.2	$12,661.9	$13,015.5	$7,128.7	$7,022.2
Total redeemable preferred stock and long- term debt (including current maturities)	$23,514.8	$2,718.4	$2,734.4	$5,727.9	$5,295.4	$5,554.6

Notes to Selected Financial Information:
(1)
As more fully discussed in Note 2 to the consolidated financial statements, on November 16, 2007, Alltel was acquired by Atlantis Holdings LLC (“Atlantis Holdings”).  Although Alltel continues as the same legal entity after the acquisition, Atlantis Holdings’ cost of acquiring Alltel has been pushed-down to establish a new accounting basis for Alltel.  Accordingly, the financial data for fiscal year 2007 is being presented for two periods: “Predecessor” and “Successor”, which relate to the accounting periods preceding and succeeding the acquisition.

See Note 15 to the consolidated financial statements for a discussion of the Company’s discontinued operations.  In addition to the spun-off wireline business, discontinued operations for the year 2003 also include the operating results of the financial services division, which was sold to Fidelity National Financial, Inc. (“Fidelity National”) on April 1, 2003.  In connection with the sale, Alltel recorded an after-tax gain of $323.9 million, which has been included in income from discontinued operations in 2003.

On August 1, 2005, Alltel completed its merger with Western Wireless Corporation (“Western Wireless”).  The acquisition of Western Wireless accounted for $709.8 million and $446.5 million of the overall increases in revenues and sales and $70.1 million and $86.3 million of the overall increases in operating income in 2006 and 2005, respectively.

A.
Net income for the period January 1, 2007 to November 15, 2007 included integration expenses of $12.0 million related to Alltel’s 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia, consisting of branding, signage and system conversion costs.  In connection with the closing of two call centers, Alltel also recorded severance and employee benefit costs of $4.5 million and lease termination fees of $2.6 million. In connection with its acquisition by Atlantis Holdings, Alltel incurred $647.9 million of incremental costs, which included financial advisory, legal, accounting, regulatory filing, and other fees of $177.6 million, stock-based

Index to Financial Supplement

Notes to Selected Financial Information, Continued:
compensation expense of $63.8 million related to the accelerated vesting of employee stock option and restricted stock awards, a curtailment charge of $118.6 million resulting from the termination of a supplemental executive retirement plan, and additional compensation-related costs of $287.9 million primarily related to change-in-control payments to certain executives, bonus payments and related payroll taxes. These expenses decreased net income $511.5 million. (See Note 11 to the consolidated financial statements.)  Net income also included a pretax gain of $56.5 million from the sale of marketable securities, which increased net income $36.8 million.  (See Note 13 to the consolidated financial statements.)  Net income also reflected a reduction in income tax expense associated with continuing operations of $33.8 million, resulting from Alltel’s adjustment of its income tax contingency reserves to reflect the expiration of certain state statutes of limitations. (See Note 14 to the consolidated financial statements.)
B.
Net income for 2006 included $13.7 million of integration expenses incurred in connection with Alltel’s acquisitions of Western Wireless, Midwest Wireless Holdings and wireless properties in Illinois, Texas and Virginia.  The integration expenses, which consisted primarily of rebranding, signage and system conversion costs, decreased net income $8.4 million. (See Note 11 to the consolidated financial statements.)  Net income for 2006 included a pretax gain of $176.6 million related to the liquidation of Alltel’s investment in Rural Telephone Bank Class C stock.  During 2006, Alltel also repurchased prior to maturity $1.0 billion of long-term debt and terminated a related interest rate swap agreement.  In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million.  Following the spin-off of the wireline business, Alltel completed a debt exchange in which the Company transferred to two investment banks certain debt securities received in the spin-off transaction in exchange for certain Alltel debt securities.  In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million.  These transactions increased net income $68.8 million in 2006 (See Note 13 to the consolidated financial statements.)  Net income for 2006 also reflected a reduction in income tax expense associated with continuing operations of $29.9 million, resulting from Alltel’s adjustment of its income tax liabilities including contingency reserves to reflect the results of audits of the Company’s consolidated federal income tax returns for the fiscal years 1997 through 2003. (See Note 14 to the consolidated financial statements.)

C.
Net income for 2005 included $18.5 million of integration expenses incurred in connection with Alltel’s exchange of wireless assets with AT&T and purchase of properties in Alabama and Georgia, consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets.  Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of system conversion and relocation costs.  These transactions decreased net income $14.0 million. (See Note 11 to the consolidated financial statements.)  Net income for 2005 included the effect of a special cash dividend of $111.0 million related to Alltel’s investment in Fidelity National common stock, which increased net income $69.8 million. (See Note 12 to the consolidated financial statements.)  Net income for 2005 included pretax gains of $158.0 million related to Alltel’s exchange of certain wireless assets with AT&T.  During 2005, Alltel also completed the sale of all of its shares of Fidelity National common stock and recognized a pretax gain of $75.8 million.  In addition, Alltel incurred pretax termination fees of $15.0 million related to the early retirement of long-term debt and a related interest rate swap agreement.  These transactions increased net income $136.7 million. (See Note 13 to the consolidated financial statements.)  Effective December 31, 2005, Alltel adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.  The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million. (See Note 3 to the consolidated financial statements.)

D.
Net income for 2004 included pretax charges of $14.5 million related to a planned workforce reduction and reorganization of Alltel’s operations and support teams.  Alltel also recorded a write-down in the carrying value of certain corporate and regional facilities to fair value in conjunction with the proposed leasing or sale of those facilities of $24.8 million.  These transactions decreased net income $24.0 million.  Net income for 2004 also reflected a reduction in income tax expense associated with continuing operations of $17.9 million, resulting from Alltel’s adjustment of its income tax contingency reserves to reflect the results of audits of Alltel’s consolidated federal income tax returns for the fiscal years 1997 through 2001.

E.
Net income for 2003 included pretax charges of $1.4 million primarily related to the closing of certain call center locations and the write-off of $7.7 million of certain capitalized software development costs with no alternative future use or functionality.  Alltel also recorded a $2.3 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003 to reflect differences between estimated and actual costs paid in completing the previous planned restructuring activities.  These transactions decreased net income $4.1 million.  Net income for 2003 also included pretax write-downs totaling $6.0 million to reflect other-than-temporary declines in the fair value of certain investments in unconsolidated limited partnerships.  These write-downs decreased net income $3.9 million.  Effective January 1, 2003, Alltel adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”.  The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million.

Index to Financial Supplement

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated March 20, 2008

Scott T. Ford	Sharilyn S. Gasaway
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

Index to Financial Supplement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alltel Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Alltel Corporation and its subsidiaries (Successor Company) at December 31, 2007 and the results of their operations and their cash flows for the period from November 16, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
Little Rock, Arkansas
March 20, 2008

Index to Financial Supplement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alltel Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Alltel Corporation and its subsidiaries (Predecessor Company) at December 31, 2006 and the results of their operations and their cash flows for the period January 1, 2007 to November 15, 2007 and each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005, the manner in which it accounts for share based compensation and pension and other post-retirement benefit costs in 2006 and the manner in which it accounts for uncertain income tax positions in 2007.

/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
March 20, 2008

Index to Financial Supplement

Alltel Corporation
Consolidated Balance Sheets
(Dollars in millions, except per share amounts)
	Successor	Predecessor
	December 31,	December 31,
Assets	2007	2006
Current Assets:
Cash and short-term investments	$833.3	$934.2
Accounts receivable (less allowance for doubtful accounts of $32.6 and $54.9, respectively)	831.1	807.3
Inventories	196.0	218.6
Prepaid expenses and other	142.8	67.7
Assets related to discontinued operations	0.3	4.3
Total current assets	2,003.5	2,032.1
Investments	536.1	368.9
Goodwill	16,917.4	8,447.0
Other intangibles	6,784.6	2,129.4
Property, Plant and Equipment:
Land and improvements	251.1	314.9
Buildings and improvements	836.4	955.1
Operating plant and equipment	3,650.3	7,933.8
Information processing	368.8	1,048.1
Furniture and fixtures	99.8	173.8
Under construction	360.1	496.0
Total property, plant and equipment	5,566.5	10,921.7
Less accumulated depreciation	164.9	5,690.3
Net property, plant and equipment	5,401.6	5,231.4
Other assets	485.3	89.4
Assets related to discontinued operations	7.0	45.5
Total Assets	$32,135.5	$18,343.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$140.1	$36.3
Accounts payable	603.6	576.1
Advance payments and customer deposits	195.9	186.2
Accrued taxes	120.4	114.1
Accrued dividends	-	46.0
Accrued interest	187.1	79.3
Other current liabilities	271.9	156.5
Liabilities related to discontinued operations	0.2	2.8
Total current liabilities	1,519.2	1,197.3
Long-term debt	23,374.7	2,697.4
Deferred income taxes	2,542.7	1,109.5
Other liabilities	266.4	677.6
Total liabilities	27,703.0	5,681.8
Shareholders’ Equity:
Successor:
Common stock, par value $.01 per share, 550.0 million shares authorized, 454,000,122 shares issued and outstanding	4.5	-
Predecessor:
Preferred stock, Series C, $2.06, no par value, 10,307 shares outstanding	-	0.3
Common stock, par value $1 per share, 1.0 billion shares authorized, 364,505,820 issued and outstanding	-	364.5
Additional paid-in capital	4,536.7	4,296.8
Accumulated other comprehensive income (loss)	(5.3)	9.5
Retained earnings (deficit)	(103.4)	7,990.8
Total shareholders’ equity	4,432.5	12,661.9
Total Liabilities and Shareholders’ Equity	$32,135.5	$18,343.7

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Supplement

Alltel Corporation
Consolidated Statements of Operations
(Millions)
	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
	2007	2007	2006	2005
Revenues and sales:
Service revenues	$1,027.0	$6,957.3	$7,029.8	$5,924.5
Product sales	105.9	712.9	854.2	648.0
Total revenues and sales	1,132.9	7,670.2	7,884.0	6,572.5
Costs and expenses:
Cost of services (excluding depreciation of $87.6, $792.2, $674.0 and $577.7, respectively, included below)	355.2	2,270.6	2,340.6	1,959.9
Cost of products sold	172.6	1,021.4	1,176.9	941.8
Selling, general, administrative and other	249.0	1,708.8	1,755.3	1,518.8
Depreciation and amortization	260.2	1,286.7	1,239.9	994.8
Integration expenses, restructuring and other charges	5.2	667.0	13.7	23.0
Total costs and expenses	1,042.2	6,954.5	6,526.4	5,438.3
Operating income	90.7	715.7	1,357.6	1,134.2

Equity earnings in unconsolidated partnerships	8.0	57.2	60.1	43.4
Minority interest in consolidated partnerships	(2.2)	(30.4)	(46.6)	(69.1)
Other income, net	15.4	23.9	84.0	147.2
Interest expense	(280.4)	(163.3)	(282.5)	(314.5)
Gain on exchange or disposal of assets and other	-	56.5	126.1	218.8

Income (loss) from continuing operations before income taxes	(168.5)	659.6	1,298.7	1,160.0
Income tax expense (benefit)	(64.5)	371.5	475.0	424.5

Income (loss) from continuing operations	(104.0)	288.1	823.7	735.5
Income (loss) from discontinued operations (net of income tax expense (benefit) of $(0.9), $(3.6), $214.1 and $427.4, respectively)	0.6	(1.5)	305.7	603.3

Income (loss) before cumulative effect of accounting change	(103.4)	286.6	1,129.4	1,338.8
Cumulative effect of accounting change (net of income tax benefit of $4.6)	-	-	-	(7.4)

Net income (loss)	$(103.4)	$286.6	$1,129.4	$1,331.4

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Supplement

Alltel Corporation
Consolidated Statements of Cash Flows
(Millions)
	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
	2007	2007	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(103.4)	$286.6	$1,129.4	$1,331.4
Adjustments to reconcile net income (loss) to net cash provided from (used in) operations:
Loss (income) from discontinued operations	(0.6)	1.5	(305.7)	(603.3)
Cumulative effect of accounting change	-	-	-	7.4
Depreciation and amortization	260.2	1,286.7	1,239.9	994.8
Provision for doubtful accounts	32.6	171.6	227.3	192.5
Amortization of deferred financing costs	33.9	2.4	3.9	4.3
Non-cash portion of integration expenses, restructuring and other charges	-	-	-	15.0
Non-cash portion of gain on exchange or disposal of assets and other	-	(56.5)	(80.0)	(232.7)
Change in deferred income taxes	(46.7)	42.9	38.7	71.8
Adjustments to income tax liabilities including contingency reserves	-	(33.8)	(29.9)	-
Other, net	(1.0)	30.2	(17.8)	0.8
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(7.7)	(242.2)	(237.0)	(228.7)
Inventories	11.0	11.6	(20.0)	(46.6)
Accounts payable	(301.6)	327.7	67.2	111.1
Other current liabilities	23.5	309.9	(516.4)	(94.6)
Other, net	(78.2)	8.1	(9.4)	42.1
Net cash provided from (used in) operating activities	(178.0)	2,146.7	1,490.2	1,565.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(192.3)	(860.6)	(1,164.5)	(949.0)
Additions to capitalized software development costs	(4.2)	(29.1)	(32.6)	(43.1)
Acquisition of Alltel	(25,065.2)	-	-	-
Purchases of property, net of cash acquired	-	(6.5)	(1,760.6)	(1,137.6)
Proceeds from the sale of assets	-	-	-	84.4
Proceeds from the sale of investments	-	188.7	200.6	353.9
Proceeds from the return on investments	13.8	43.5	50.8	36.8
Other, net	6.0	(1.0)	12.7	17.7
Net cash used in investing activities	(25,241.9)	(665.0)	(2,693.6)	(1,636.9)

Cash Flows from Financing Activities:
Dividends paid on common and preferred stock	-	(176.6)	(513.1)	(490.5)
Repayments of long-term debt	(1,457.8)	(36.9)	(1,198.5)	(2,655.7)
Repurchases of common stock	-	(1,360.3)	(1,595.6)	-
Cash payments to effect conversion of convertible notes	(7.3)	-	(67.6)	-
Distributions to minority investors	(11.2)	(31.8)	(38.2)	(65.6)
Excess tax benefits from stock option exercises	-	25.8	12.2	-
Proceeds from the settlement of interest rate swaps	33.9	-	-	-
Long-term debt issued, net of issuance costs	22,237.1	-	-	1,000.0
Common stock issued	4,506.9	63.9	216.0	1,463.5
Net cash provided from (used in) financing activities	25,301.6	(1,515.9)	(3,184.8)	(748.3)

Index to Financial Supplement

Alltel Corporation
Consolidated Statements of Cash Flows (Continued)
(Millions)

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
	2007	2007	2006	2005

Cash Flows from Discontinued Operations:
Cash provided from operating activities	0.7	3.2	599.5	1,242.5
Cash provided from investing activities	-	47.7	3,746.6	171.4
Cash used in financing activities	-	-	(0.2)	(87.0)
Net cash provided from discontinued operations	0.7	50.9	4,345.9	1,326.9
Effect of exchange rate changes on cash and short-term investments	-	-	(5.9)	(1.8)

Increase (decrease) in cash and short-term investments	(117.6)	16.7	(48.2)	505.2

Cash and Short-term Investments:
Beginning of the period	950.9	934.2	982.4	477.2
End of the period	$833.3	$950.9	$934.2	$982.4

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Supplement
Alltel Corporation
Consolidated Statements of Shareholders’ Equity
(Millions, except per share amounts)
				Accumulated
			Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained
Predecessor:	Stock	Stock	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2004	$0.3	$302.3	$197.9	$154.4	$6,473.8	$7,128.7
Net income	-	-	-	-	1,331.4	1,331.4
Other comprehensive loss, net of tax (See Note 16)
Unrealized holding losses on investments, net of reclassification adjustments	-	-	-	(131.6)	-	(131.6)
Foreign currency translation adjustment, net of reclassification adjustments	-	-	-	(3.3)	-	(3.3)
Comprehensive income	-	-	-	(134.9)	1,331.4	1,196.5
Acquisitions (See Note 4)	-	54.3	3,688.2	-	-	3,742.5
Settle equity unit purchase obligation (See Note 6)	-	24.5	1,360.5	-	-	1,385.0
Employee plans, net	-	2.5	76.1	-	-	78.6
Amortization of stock-based compensation (See Note 9)	-	-	6.7	-	-	6.7
Tax benefit for non-qualified stock options	-	-	9.9	-	-	9.9
Dividends on common stock - $1.525 per share	-	-	-	-	(532.3)	(532.3)
Preferred stock dividends	-	-	-	-	(0.1)	(0.1)
Balance at December 31, 2005	0.3	383.6	5,339.3	19.5	7,272.8	13,015.5
Net income	-	-	-	-	1,129.4	1,129.4
Other comprehensive income, net of tax (See Note 16)
Unrealized holding gains on investments	-	-	-	15.2	-	15.2
Foreign currency translation adjustment, net of reclassification adjustments	-	-	-	2.8	-	2.8
Comprehensive income	-	-	-	18.0	1,129.4	1,147.4
Employee plans, net	-	5.4	210.7	-	-	216.1
Amortization of stock-based compensation (See Note 9)	-	-	37.5	-	-	37.5
Tax benefit for non-qualified stock options	-	-	11.7	-	-	11.7
Conversion of convertible notes (See Note 4)	-	4.0	41.4	-	-	45.4
Spin-off of wireline telecommunications business	-	-	223.3	-	-	223.3
Repurchases of stock	-	(28.5)	(1,567.1)	-	-	(1,595.6)
Adjustment to initially apply the recognition provisions of SFAS No. 158, net of tax	-	-	-	(28.0)	-	(28.0)
Dividends on common stock - $1.07 per share	-	-	-	-	(411.3)	(411.3)
Preferred stock dividends	-	-	-	-	(0.1)	(0.1)
Balance at December 31, 2006	0.3	364.5	4,296.8	9.5	7,990.8	12,661.9
Cumulative effect adjustment related to adoption of FASB Interpretation No. 48 (See Note 3)					3.2	3.2
Net income	-	-	-	-	286.6	286.6
Other comprehensive loss, net of tax (See Note 16)
Unrealized holding losses on investments, net of reclassification adjustments	-	-	-	(37.5)	-	(37.5)
Defined benefit pension plans	-	-	-	14.8	-	14.8
Other postretirement benefit plan	-	-	-	(0.8)	-	(0.8)
Comprehensive income	-	-	-	(23.5)	286.6	263.1
Employee plans, net	-	2.0	43.1	-	-	45.1
Amortization of stock-based compensation (See Note 9)	-	-	92.2	-	-	92.2
Tax benefit for non-qualified stock options	-	-	27.3	-	-	27.3
Repurchases of stock	-	(22.0)	(1,338.3)	-	-	(1,360.3)
Other	-	-	4.3	-	-	4.3
Dividends on common stock - $.375 per share	-	-	-	-	(130.5)	(130.5)
Preferred stock dividends	-	-	-	-	(0.1)	(0.1)
Balance at November 15, 2007	$0.3	$344.5	$3,125.4	$(14.0)	$8,150.0	$11,606.2

Index to Financial Supplement
Alltel Corporation
Consolidated Statements of Shareholders’ Equity (Continued)
(Millions, except per share amounts)
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
Successor:	Shares	Amount	Capital	Loss	Deficit	Total
Equity contributions from Sponsors and management employees in connection with the acquisition of Alltel (See Note 2)	454.0	$4.5	$4,535.5	$-	$-	$4,540.0
Net loss					(103.4)	(103.4)
Other comprehensive loss, net of tax (See Note 16)
Unrealized losses on hedging activities	-	-	-	(5.7)	-	(5.7)
Defined benefit pension plans	-	-	-	0.5	-	0.5
Other postretirement plans	-	-	-	(0.1)	-	(0.1)
Comprehensive loss	-	-	-	(5.3)	(103.4)	(108.7)
Amortization of stock-based compensation (See Note 9)	-	-	1.2	-	-	1.2
Balance at December 31, 2007	454.0	$4.5	$4,536.7	$(5.3)	$(103.4)	$4,432.5

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
Description of Business and Basis of Presentation – Alltel Corporation (“Alltel” or the “Company”) is incorporated in the state of Delaware and provides wireless voice and data communications services to approximately 12.8 million customers in 35 states.  Through roaming arrangements with other carriers, Alltel is able to offer its customers wireless services covering more than 95 percent of the U.S. population.  Alltel manages its wireless business as a single operating segment, wireless communications services.  As further discussed in Note 2, on November 16, 2007, Alltel was acquired by Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and an affiliate of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  The acquisition was completed through the merger of Atlantis Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Parent, with and into Alltel (the “Merger”), with Alltel surviving the Merger as a privately-held, majority-owned subsidiary of Parent.  Although Alltel continues as the same legal entity after the Merger, Atlantis Holdings’ cost of acquiring Alltel has been pushed-down to establish a new accounting basis for Alltel.  Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the consummation of the Merger.  The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.  The accounting policies followed by Alltel in the preparation of its consolidated financial statements for the Successor period are consistent with those of the Predecessor period and are further described below.

Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements.  Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.  The consolidated financial statements include the accounts of Alltel, its subsidiary companies, majority-owned partnerships and controlled business ventures.  Investments in 20 percent to 50 percent owned entities and all unconsolidated partnerships are accounted for using the equity method.  Investments in less than 20 percent owned entities and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All material intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.  Certain prior year amounts have been reclassified to conform to the 2007 financial statement presentation.  Earnings per share data has not presented because the Successor Company has not issued publicly held common stock as defined by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.

Service revenues primarily consist of revenues earned from providing access to and usage of the Company’s networks and facilities.  Product sales consist of the sales of wireless handsets and accessories to new and existing customers and to third-party agents and other distributors.  Sales and use and state excise taxes collected from customers and remitted to governmental authorities are reported on a net basis and excluded from revenues and sales.  Shipping and handling costs for wireless handsets and accessories sold to third-party agents and other distributors are classified as cost of products sold.  Cost of services include the costs related to completing calls over Alltel’s telecommunications network, including access, interconnection, toll and roaming charges paid to other wireless service providers, as well as the costs to operate and maintain the network.  Cost of services also includes bad debt expense and business taxes.

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

Index to Financial Supplement

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

	Successor	Predecessor
(Millions)	2007	2006
Investments in unconsolidated partnerships	$521.7	$165.1
Equity securities	-	189.8
Other cost investments	14.4	14.0
	$536.1	$368.9

Investments in unconsolidated partnerships include the related excess of the purchase price paid over the underlying net book value of the wireless partnerships.  In connection with the Merger, Alltel recorded a write-up in the carrying value of its investments in unconsolidated partnerships to fair value.  Accordingly, the carrying value of excess cost included in investments was $351.3 million at December 31, 2007 compared to $3.5 million at December 31, 2006.  As further discussed in Note 13, on January 24, 2007, Alltel sold its investment in equity securities.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations.  SFAS No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be assigned to a company’s reporting units and tested for impairment annually using a consistent measurement date, which for the Predecessor Company had been January 1st of each year.  Alltel’s operations consist of a single reporting unit, wireless communications services.  The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level.  Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount.  Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill.  Alltel completed step one of the annual impairment reviews of goodwill as of January 1, 2007 and 2006 and determined that no write-down in the carrying value of goodwill was required.  For purposes of completing the annual impairment reviews, fair value of the wireless reporting unit was determined utilizing a combination of the discounted cash flows of the wireless business and calculated market values of comparable public companies.  As a result of the Merger, Alltel recorded goodwill of approximately $16.9 billion in its Successor period consolidated financial statements.  In connection with the Merger, Alltel will change its measurement date for performing its annual impairment review of goodwill to be October 1st of each year.

Identifiable intangible assets include cellular and Personal Communications Services (“PCS”) licenses (the “wireless licenses”) issued by the Federal Communications Commission (”FCC”).  Alltel determined that the wireless licenses in both the Successor and Predecessor periods met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely.  In accordance with SFAS No. 142, goodwill and the wireless licenses are not amortized.  Similar to goodwill, SFAS No. 142 requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts.  The wireless licenses are operated as a single asset supporting the Company’s wireless business, and accordingly are aggregated for purposes of testing impairment.  For purposes of completing the annual impairment reviews, the fair value of the wireless licenses was determined based on a discounted cash flow analysis of the wireless business, incorporating cash flow assumptions regarding the investment in a network, costs to acquire customers and to develop distribution channels and other inputs necessary for making the business operational.  Upon completing the annual impairment reviews of its wireless licenses as of January 1, 2007 and 2006, Alltel determined that no write-down in the carrying value of these assets was required.  As a result of the Merger, Alltel recorded wireless licenses of approximately $3.2 billion in its Successor period consolidated financial statements.  In connection with the Merger, Alltel will change its measurement date for performing its annual impairment review of its wireless licenses to be October 1st of each year.

For the Predecessor period, other intangible assets also included customer lists and a roaming agreement intangible asset acquired in connection with Alltel’s merger with Western Wireless Corporation (“Western Wireless”).  Customer lists represent the value of customers of acquired businesses and have a finite life.  Substantially all of the Company’s customer list intangible assets were amortized using the sum-of-the-years digits method over their estimated useful lives, which were 5 to 8

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
years.  The remaining customer lists and roaming agreement were amortized on a straight-line basis over their estimated useful lives, which were 3 to 5 years for customer lists and 41 months for the roaming agreement.

In connection with the Merger, Alltel recorded other finite-lived, intangible assets consisting of customer list of $2,819.6 million, trademark and tradenames of $800.0 million, non-compete agreement of $30.0 million and roaming agreement of $4.0 million in its Successor period consolidated financial statements.  The customer list intangible asset is amortized using the sum-of-the-years digits method over its estimated useful life of 8 years.  The trademarks and tradenames, non-compete agreement and roaming agreement are amortized on a straight-line basis over their estimated useful lives, which are 8 years, 24 months and 49 months, respectively.  (See Note 5 for additional information related to Alltel’s goodwill and other intangible assets).

Property, Plant and Equipment – Property, plant and equipment are stated at original cost.  Operating plant and equipment consists of cell site towers, switching, controllers and other radio frequency equipment.  Information processing plant consists of data processing equipment, purchased software and internal use capitalized software development costs.  The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred.  When depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the applicable plant accounts and the corresponding gain or loss is included in Alltel’s consolidated results of operations.  In connection with the Merger, Alltel recorded a write-up of $402.5 million in the carrying value of its property, plant and equipment to fair value.  Depreciation expense amounted to $166.7 million for the period November 16, 2007 to December 31, 2007, $1,135.1 million for the period January 1, 2007 to November 15, 2007 and $1,063.8 million and $890.4 million for the years ended December 31, 2006 and 2005, respectively.  Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Depreciable Lives
Land improvements	5-12 years
Buildings and improvements	5-35 years
Operating plant and equipment	3-20 years
Information processing	3-7 years
Furniture and fixtures	5-10 years

The Company capitalizes interest in connection with the acquisition or construction of plant assets.  Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense.  Capitalized interest totaled $1.4 million for the period November 16, 2007 to December 31, 2007, $15.6 million for the period January 1, 2007 to November 15, 2007 and $13.1 million and $16.6 million for the years ended December 31, 2006 and 2005, respectively.

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

Asset Retirement Obligations – In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, Alltel records at fair value the liability associated with asset retirement obligations in the period in which it is incurred and capitalizes the cost by increasing the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.  Upon settlement of the liability, Alltel will either settle the obligation for its recorded amount or recognize a gain or loss.  For operating facilities in which the Company owns the underlying land, Alltel has no contractual or legal obligation to remediate the property if the Company were to abandon, sell or otherwise dispose of the property.  Certain of the Company’s cell site and switch site operating lease agreements contain clauses requiring restoration of the leased site at the end of the lease term.  Similarly, certain of the Company’s lease agreements for office and retail locations require restoration of the leased site upon expiration of the lease term.  Accordingly, Alltel is subject to asset retirement obligations associated with these leased facilities under the provisions of SFAS No. 143.  Significant assumptions used in estimating the Company’s asset retirement obligations include estimating the probability, depending upon the type of operating lease, that the Company’s assets with asset retirement obligations will be remediated at the lessor’s directive; expected settlement dates that coincide with lease expiration dates, including estimates of lease renewals; remediation costs that are indicative of what third party vendors would charge the Company to remediate the sites; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rates.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
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

Derivative Instruments – The Company uses derivative instruments to manage its exposure to fluctuations in short-term interest rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt.  The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities.  Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, all derivatives are recorded as either assets or liabilities in the consolidated balance sheets at fair value.  SFAS No. 133 also requires companies to designate at the inception of the hedging transaction all derivatives that qualify as hedging instruments as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations based upon the underlying exposure being hedged.

For the Company, at inception, all fair value and cash flow hedges are expected to be highly effective because the critical terms of the derivative instruments match the underlying risks being hedged and the fair value of the derivative instrument is zero.  All derivative instruments designated as hedging instruments are assessed for effectiveness on a quarterly basis.  Changes in the fair values of the derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period.  Changes in the fair values of derivative instruments used effectively as cash flow hedges are recorded in shareholders’ equity (unrealized gain (loss) on hedging activities) and recognized in earnings when the hedged item is recognized in earnings.  Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings along with the corresponding changes in the fair value of the hedged item.  Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of operations when earned or payable.  Changes in the fair value of the foreign currency forward contracts due to exchange rate fluctuations were recorded in shareholders’ equity (foreign currency translation adjustment) and offset the effect of foreign currency changes in the fair value of the net investment being hedged.  In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in income.  See Note 7 for additional information regarding the Company’s derivative instruments.

Unrealized Holding Gain on Investments – Following the January 24, 2007 sale of its investment in marketable equity securities acquired from Western Wireless (see Note 13), Alltel does not hold any remaining material investments in marketable equity securities.  Prior to disposal, equity securities of certain publicly traded companies owned by Alltel were classified as available-for-sale and were reported at fair value, with cumulative unrealized net gains reported, net of tax, as a separate component of shareholders’ equity.  The unrealized gains, including the related tax impact, were non-cash items, and accordingly, were excluded from the accompanying consolidated statements of cash flows.

Foreign Currency Translation Adjustment – Following the sales of the operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia completed during the second quarter of 2006 (see Note 15), Alltel does not hold any material interests in international operations.  Prior to disposal, assets and liabilities of the Company’s foreign operations were translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date.  Revenue and expense accounts were translated using the weighted average exchange rate in effect during the period.  The resulting translation gains or losses were recorded as a separate component of shareholders’ equity.

Revenue Recognition – Service revenues are primarily earned from providing access to and usage of the Company’s networks and facilities.  Access revenues from postpaid customers are generally billed one month in advance and are recognized over the period that the corresponding services are rendered to customers.  Revenues derived from usage of the Company’s networks, including airtime, roaming and long-distance revenues are recognized when the services are provided and are included in unbilled revenues until billed to the customer.  Prepaid wireless airtime sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the airtime is used or expires.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
The Company offers enhanced services including caller identification, call waiting, call forwarding, three-way calling, voice mail, text and picture messaging, as well as downloadable wireless data applications, including ringtones, music, games, and other informational content.  Generally, these enhanced features and data applications generate additional service revenues through monthly subscription fees or increased usage through utilization of the features and applications.  Other optional services, such as mobile-to-mobile calling, roadside assistance and equipment protection plans may also be provided for a monthly fee and are either sold separately or bundled and included in packaged rate plans.  Revenues from enhanced features and optional services are recognized when earned.  Access and usage-based services are billed throughout the month based on the bill cycle assigned to a particular customer.  As a result of billing cycle cut-off times, Alltel must estimate service revenues earned but not yet billed at the end of each reporting period.  Included in accounts receivable are unbilled receivables related to wireless service revenues of $95.2 million and $111.6 million at December 31, 2007 and 2006, respectively.

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

Advertising – Advertising costs are expensed as incurred.  Advertising expense amounted to $51.8 million for the period November 16, 2007 to December 31, 2007, $312.2 million for the period January 1, 2007 to November 15, 2007 and $368.6 million and $295.1 million for the years ended December 31, 2006 and 2005, respectively.

Operating Leases – Certain of the Company’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods.  Alltel accounts for these operating leases in accordance with SFAS No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”.  Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured.  The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

Stock-Based Compensation – As more fully described in Note 3, prior to January 1, 2006, Alltel had recorded estimated compensation cost for employee stock options based upon the intrinsic value of the option on the date of grant consistent with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Because Alltel had established the exercise price of its employee stock options based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and accordingly, Alltel did not record compensation expense for employee stock options.  Effective January 1, 2006, Alltel, as required, adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25.  Following the adoption of SFAS No. 123(R), Alltel measures compensation cost for its share-based awards based on the fair value of the award on the date of grant calculated using the Black-Scholes option pricing model.  Measured compensation cost, net of estimated forfeitures, is recognized ratably over the vesting period of the related shared-based award.  For performance-based awards, measured compensation cost is recognized only if it is probable that the performance condition will be achieved.

Alltel records deferred tax assets for awards that result in deductions on the Company’s income tax returns based on the amount of compensation cost recognized and the statutory rate applicable to the jurisdiction in which it will receive the deduction.  Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax returns are recorded to additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in income tax expense (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital pool from previous awards is available to absorb the deficiency).

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
Employee Benefit Plans – As more fully described in Note 10, the Company maintains a qualified defined benefit pension plan, which covers substantially all employees.  Alltel also provides postretirement healthcare and life insurance benefits for eligible employees.  Effective December 31, 2006, as required, Alltel adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires Alltel to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement benefit plans as either an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income.  SFAS No. 158 also requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.  Prior to the effective date of SFAS No. 158, the Company’s practice had been to use a measurement date of December 31 for all of its employee benefit plans.

Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost.  Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits.  Net gains or losses resulting from differences between actuarial experience and assumptions or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost.  Unrecognized actuarial gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized on a straight-line basis over five years.  Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees (approximately 14 years).

Income Taxes – Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the assets will be realized.

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements.  SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price).  SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level.  For calendar year companies like Alltel, SFAS No. 157 was to be effective beginning January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which partially deferred for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Upon the partial adoption of SFAS No. 157 in the first quarter of 2008, Alltel will be required to provide additional disclosures in the notes to its consolidated financial statements for certain recurring fair value measurements.  Alltel is continuing to evaluate the impact of SFAS No. 157 as it relates to certain nonrecurring fair value measurements, such as the Company’s annual impairment reviews of goodwill and FCC licenses.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurement attributes the entity elects for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will not elect the fair value option available for those assets and liabilities which are eligible under SFAS No. 159, and accordingly, there will be no impact on Alltel’s financial position and results of operations attributable to SFAS No. 159.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, Continued:
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, including any non-controlling interest in the acquiree, to be measured at fair value as of the acquisition date.  SFAS No. 141(R) clarifies the accounting for pre-acquisition gain and loss contingencies and acquisition-related restructuring costs, as well as the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS No. 141(R) also requires the expensing of all acquisition-related transaction costs in the period the costs are incurred.  SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as early adoption of the SFAS No. 141(R) is not permitted.  Accordingly, Alltel will be required to apply the measurement and recognition provisions of SFAS No. 141(R) to any acquisition it completes on or after January 1, 2009.  Until such an acquisition occurs, Alltel cannot fully assess the effects that the adoption of SFAS No. 141(R) will have on its future consolidated results of operations, cash flows or financial position.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that will require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which should be retrospectively applied.  Early adoption of SFAS No. 160 is also prohibited.  Accordingly, Alltel will be required to adopt SFAS No. 160 as of January 1, 2009.  Management does not believe that the adoption of SFAS No. 160 will have a material effect on Alltel’s consolidated results of operations, cash flows or financial position.

2.	Acquisition of Alltel by Two Private Investment Firms and Related Financing Transactions:
As previously discussed in Note 1, on November 16, 2007, Alltel was acquired by Atlantis Holdings pursuant to the Agreement and Plan of Merger (the “Agreement”) dated May 20, 2007.  The acquisition was completed through the merger of Merger Sub with and into Alltel, with Alltel surviving the Merger as a privately-held, majority-owned subsidiary of Atlantis Holdings.  Pursuant to the Agreement, at the effective time of the Merger, each outstanding share of $1.00 par value common stock of Alltel was cancelled and converted into the right to receive $71.50 in cash.  Similarly, pursuant to the Agreement, at the effective time of the Merger, each outstanding share of Series C $2.06 no par cumulative convertible preferred stock of Alltel and each outstanding share of Series D $2.25 no par cumulative convertible preferred stock of Alltel were cancelled and converted into the right to receive $523.22 and $481.37 in cash, respectively.  Immediately prior to the effective time of the Merger, all shares of Alltel restricted stock vested and were converted into the right to receive in cash the merger consideration of $71.50 per share.  In addition, all options to acquire shares of Alltel common stock vested immediately prior to the effective time of the Merger.  Holders of such options, unless otherwise agreed to by the holder and Parent, received in cash an amount equal to the excess, if any, of the merger consideration of $71.50 per share over the exercise price for each share of Alltel common stock subject to the option.  Concurrent with the consummation of the Merger, the Sponsors and their co-investors made equity contributions in cash of approximately $4.5 billion to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.  Certain members of management also invested approximately $60.4 million in the common equity of Alltel consisting of cash contributions of $27.3 million and the rollover of a portion of the Alltel common shares held by them prior to the Merger valued at $33.1 million based on the merger consideration of $71.50 per share.  In addition, vested stock options with an intrinsic value of approximately $60.0 million at the date of the Merger were also rolled over by certain management employees.  The value of these rollover stock options will be recognized in Alltel’s consolidated financial statements when exercised.

Concurrent with the consummation of the Merger, Alltel Communications, Inc. (“ACI”), a wholly-owned subsidiary of Alltel, entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion maturing 7.5 years from the closing date of the Merger, a six-year, senior secured revolving credit facility of $1.5 billion, and a delayed draw term loan facility with an additional borrowing capacity of $750.0 million maturing 7.5 years from the closing date of the Merger, available on a delayed-draw basis until the one-year anniversary of the closing date of the Merger for amounts paid, or committed to be paid, to purchase or otherwise acquire licenses and rights in the 700 MHz auction to be conducted by the FCC.  In addition, ACI and Alltel Communications Finance, Inc., a wholly-owned subsidiary of Alltel, entered into a senior unsecured cash-pay term loan facility in an aggregate principal amount of $5.2 billion and a senior unsecured Pay In-Kind (“PIK”) term loan facility in an aggregate principal amount of $2.5 billion that represented bridge financing (the “bridge facilities”).  At the closing of the Merger, ACI utilized all $21.7 billion available under the senior secured term loan and bridge facilities.  The Company expects that the bridge facilities will be replaced either through the issuance of note securities or conversion into term loans on or before one year from the Merger date.  In December 2007, $1.0 billion of the senior

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Acquisition of Alltel by Two Private Investment Firms and Related Financing Transactions, Continued:
unsecured PIK term loan facility was repaid upon issuance of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.  In connection with the Merger, Alltel terminated its $1.5 billion unsecured revolving credit agreement and related commercial paper program.  Pursuant to a cash tender offer and notice of redemption, the Company repurchased for $422.8 million in cash certain of its long-term debt, consisting of $39.0 million of 6.65 percent unsecured notes due 2008 issued by ACI, $53.0 million of 7.60 percent unsecured notes due 2009 issued by ACI and $297.3 million of 8.00 percent notes due 2010 issued by Alltel Ohio Limited Partnership.

The consummation of the Merger, the equity investments by the Sponsors, co-investors and management and the completion of the financing transactions described above are referred to collectively herein as the “Merger and Financing Transactions”.  Alltel has accounted for the Merger as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations”.  Under the purchase method of accounting, the purchase price has been allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess purchase price allocated to goodwill.  None of the goodwill recorded in connection with this acquisition will be deductible for income tax purposes.  In connection with the purchase price allocation, Alltel recorded purchase accounting adjustments to increase the carrying value of its property, plant and equipment and investments in unconsolidated wireless partnerships, establish intangible assets for its wireless licenses, trademarks and tradenames, customer list, non-compete agreement and favorable roaming agreement and to revalue its long-term debt and benefit plan obligations.  The following summarizes the opening balance sheet of Alltel, including the application of purchase accounting adjustments, to record the acquisition of assets and liabilities at fair value at the date of the Merger:

(Millions)
Costs to acquire:
Cash payments to holders of Alltel common and preferred stock	$24,574.8
Cash payments to settle outstanding stock option and restricted stock awards	304.5
Other direct transaction costs and expenses	185.9
Total	25,065.2
Allocated to:
Cash and short-term investments	(950.9)
Accounts receivable	(855.9)
Inventories	(207.0)
Prepaid expenses and other current assets	(97.8)
Investments	(542.0)
Property, plant and equipment	(5,377.9)
Cellular and PCS licenses	(3,224.5)
Customer list	(2,819.6)
Trademarks and tradenames	(800.0)
Non-compete agreement	(30.0)
Roaming agreement	(4.0)
Other assets	(87.0)
Assets held for sale	(7.3)
Total assets acquired	(15,003.9)

Accounts payable	905.5
Advance payments and customer deposits	209.9
Accrued taxes	169.1
Accrued interest	54.4
Other current liabilities	281.6
Long-term debt, including current maturities	2,276.3
Deferred income taxes	2,573.3
Other long-term liabilities	352.7
Liabilities related to assets held for sale	0.2
Total liabilities assumed	6,823.0
Net assets acquired	(8,180.9)

Management equity rollover in connection with the Merger	33.1
Goodwill at date of acquisition	$16,917.4

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Acquisition of Alltel by Two Private Investment Firms and Related Financing Transactions, Continued:
The following unaudited pro forma consolidated results of operations of Alltel assume that the Merger and Financing Transactions had occurred as of January 1, 2006:

	Years Ended
	December 31,
(Millions)	2007	2006
Revenues and sales	$8,772.0	$7,848.5
Operating income	$853.5	$692.1
Loss from continuing operations	$(488.0)	$(705.7)
Net loss	$(488.9)	$(400.0)

The pro forma amounts represent the historical operating results of Alltel with appropriate adjustments that give effect to the significant increases in finite-lived intangible assets and long-term debt levels of the Company following completion of the Merger and the corresponding effects on depreciation and amortization and interest expense.  The pro forma amounts also include the effects of the non-merger-related special charges and unusual items, as more fully discussed in Notes 11 and 13 below.  The unaudited pro forma information should not be relied upon as necessarily being indicative of the operating results that would have been obtained if the Merger and Financing Transactions had been completed on January 1, 2006, nor the operating results that may be obtained in the future.

Upon completion of the Merger and Financing Transactions, Alltel and Parent entered into a management agreement with affiliates of each of the Sponsors, pursuant to which such entities or their affiliates will provide on-going consulting and management advisory services.  In exchange for these services, affiliates of certain of the Sponsors will receive an aggregate annual management fee equal to one percent of Alltel’s consolidated Adjusted EBITDA, as that term is defined within ACI’s senior credit facilities, and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  The fees are payable semi-annually in arrears.  A portion of the annual management fee (0.1 percent) is contributed to the Alltel Corporation Special Annual Bonus Plan and made available for payout as incentive compensation to certain management employees.  For the period November 16, 2007 to December 31, 2007, Alltel recorded management fees of $3.9 million, which are included in selling, general, administrative and other expenses in the consolidated statement of operations for that period.

The management agreement also provides that affiliates of the Sponsors will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions based on a percentage of the gross transaction value of any such transaction, as well as, a termination fee based on the net present value of future payment obligations under the management agreement, under certain circumstances.  The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.  Affiliates of the Sponsors received aggregate transaction fees of approximately $270.9 million for services provided by such entities in connection with the Merger and Financing Transactions.  Of this total, $131.5 million were capitalized as direct costs of the acquisition, $63.8 million were capitalized as deferred financing costs and $75.6 million, consisting of pre-acquisition consulting fees, were expensed in the Predecessor period January 1, 2007 to November 15, 2007.  (See Note 11).  At December 31, 2007, amounts payable to the Sponsors or their affiliates totaled $3.5 million, consisting primarily of the accrued management fee for the period November 16, 2007 to December 31, 2007, net of the portion retained for incentive compensation as discussed above.

3.	Accounting Changes:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Effective January 1, 2007, Alltel adopted the provisions of FIN 48.  As a result of the implementation of FIN 48, the Company recognized an approximate $3.2 million decrease in its reserves for uncertain tax positions, the offsetting effects of which resulted in a corresponding increase to the January 1, 2007 balance of retained earnings.  The Company’s gross unrecognized tax benefits totaled $93.7 million at January 1, 2007.  Consistent with Alltel’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities are classified as income tax expense within the Company’s consolidated statements of operations.  The Company had accrued $28.7 million for the payment of interest and $0.6 million for the payment of penalties related to its gross unrecognized tax benefits as of January 1, 2007.  See Note 14 for additional information regarding the Company’s uncertain tax positions subsequent to the adoption of FIN 48.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounting Changes, Continued
In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123 and superceded APB Opinion No. 25 and related Interpretations.  On March 25, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 107, which summarized the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period.  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method and applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Under the modified prospective transition method, Alltel is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption.  Compensation expense for the unvested awards outstanding as of January 1, 2006 is recognized over the remaining requisite service period based on the fair value of the awards on the date of grant, as previously calculated by the Company in developing its pro forma disclosures in accordance with the provisions of SFAS No. 123.  Operating results for prior periods have not been restated.  Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest.  Accordingly, stock-based compensation expense recognized subsequent to January 1, 2006 has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS No. 123, Alltel accounted for forfeitures as they occurred.  Compensation expense for stock option awards granted after January 1, 2006 are expensed using a straight-line single option method, which is the same attribution method that was used by Alltel for purposes of its pro forma disclosures under SFAS No. 123.

The adoption of SFAS 123(R) also affected the accounting for income taxes related to share-based compensation.  As permitted under FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, Alltel elected to use the alternative transition method for calculating the beginning balance of the additional paid-in capital pool available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).  Tax deficiencies arise when actual tax benefits realized upon the exercise of stock options are less than the tax benefit recorded in the financial statements.

As further illustrated in the table of stock-based compensation expense included in Note 9, the effect of adopting SFAS No. 123(R) consisted of compensation expense for stock options issued by Alltel and resulted in a pretax charge of $19.3 million, which decreased net income $14.3 million for the year ended December 31, 2006.  The following table illustrates the effects on net income had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the year ended December 31, 2005:

(Millions)
Net income as reported	$1,331.4
Add stock-based compensation expense included in Net income, net of related tax effects	4.2
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23.3)
Pro forma net income	$1,312.3

See Note 9 for a further discussion of the Company’s stock-based compensation plans.

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

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounting Changes, Continued
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

4.	Acquisitions:
On October 3, 2006, Alltel completed the purchase of Midwest Wireless Holdings of Mankato, Minnesota (“Midwest Wireless”) for $1,083.5 million in cash.  The final purchase price included $8.3 million of working capital adjustments.  In this transaction, Alltel acquired wireless properties, including 850 MHz licenses and PCS spectrum covering approximately 2.0 million potential customers (“POPs”), network assets and approximately 433,000 customers in select markets in Minnesota, Iowa and Wisconsin. As a condition of receiving approval from the U.S. Department of Justice (“DOJ”) and the FCC for this acquisition, on September 7, 2006, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular Corporation for $48.5 million in cash.  During the fourth quarter of 2006, Alltel completed a preliminary purchase price allocation for this acquisition based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $969.9 million to customer list, cellular licenses and goodwill.  Alltel expected substantially all of the goodwill and other identified intangible assets recorded in this acquisition to be deductible for income tax purposes.  Given the close proximity to year-end that this acquisition was completed, the value of certain assets and liabilities were based on preliminary valuations and subject to adjustment as additional information was obtained.  During 2007, Alltel recorded employee termination benefits of $6.8 million, including involuntary severance and related benefits to be provided to 130 former Midwest Wireless employees.  Alltel also recorded contract termination costs of $2.2 million primarily related to the cancellation of a third party billing services agreement.  The employee benefit and contract termination costs were recognized in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), as liabilities assumed in the business combination.  As of December 31, 2007, Alltel had paid $6.7 million in employee termination benefits, and 125 of the scheduled employee terminations had been completed.

During the second quarter of 2006, Alltel purchased for $218.2 million in cash wireless properties covering approximately 727,000 POPs in Illinois, Texas and Virginia.  During the third quarter of 2006, Alltel completed the purchase price allocations for these transactions based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $213.0 million to customer list ($33.6 million), cellular licenses ($43.0 million) and goodwill ($136.4 million).  Of the total amount of goodwill and other identified intangible assets recorded in connection with these transactions, the Company expected approximately $78.7 million to be deductible for income tax purposes.

On March 16, 2006, Alltel purchased from Palmetto MobileNet, L.P. for $456.3 million in cash the remaining ownership interests in ten wireless partnerships that cover approximately 2.3 million POPs in North and South Carolina.  Prior to this transaction, Alltel owned a 50 percent interest in each of the ten wireless partnerships.  During the second quarter of 2006, Alltel completed the purchase price allocation for this transaction based upon a fair value analysis of the net tangible and identifiable intangible assets acquired and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $409.1 million to customer list ($39.9 million), cellular licenses ($41.4 million) and goodwill ($327.8 million).  During the first quarter of 2006, Alltel also acquired the remaining ownership interest in a wireless property in Wisconsin in which the Company owned a majority interest.  In connection with this acquisition, the Company paid $2.6 million in cash and assigned the excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $1.0 million to goodwill.  The Company expected the goodwill and other identified intangible assets recorded in connection with these first quarter 2006 acquisitions to be deductible for income tax purposes.

The customer list recorded in the Midwest Wireless transaction was amortized using the sum-of-the-years digits method over an eight-year period, which was consistent with the historical customer churn rates for the acquired markets.  For all other acquisitions completed during 2006, the customer lists recorded were amortized using the sum-of-the-years digits method over their expected lives of five years.  The cellular licenses recorded in connection with all of the 2006 acquisitions were

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions, Continued:
classified as indefinite-lived intangible assets and were not subject to amortization.  For the acquisitions completed during the second and fourth quarters of 2006, Alltel paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because the acquisitions expanded the Company’s wireless operations into new markets in Illinois, Minnesota, Texas and Virginia and added a combined 562,000 new customers to Alltel’s wireless customer base.  For the acquisitions completed in the first quarter of 2006, Alltel paid a premium over the fair value of the net tangible and identifiable intangible assets acquired in order to gain full control over the day-to-day operations of the wireless markets in North Carolina, South Carolina and Wisconsin.  In addition, Alltel no longer incurred certain general and administrative expenses, such as audit and legal fees, attributable to managing its relationship with the other partners.

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

Unaudited pro forma financial information related to the 2006 acquisitions has not been presented because the acquisitions, individually or in the aggregate, were not material to Alltel’s consolidated results of operations for all periods presented.  During 2007, the Company incurred integration expenses related to its 2006 acquisitions, principally consisting of costs for branding, signage and computer system conversions.  (See Note 11 for a further discussion of these integration expenses.)

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

On August 1, 2005, Alltel completed the merger of Western Wireless into a wholly-owned subsidiary of Alltel.  As a result of the merger, Alltel added approximately 1.3 million domestic wireless customers, adding wireless operations in nine new states, including California, Idaho, Minnesota, Montana, Nevada, North Dakota, South Dakota, Utah and Wyoming, and expanding its wireless operations in Arizona, Colorado, New Mexico and Texas.  Alltel also added approximately 1.9 million international customers in eight countries.  As further discussed below, Alltel divested all of the acquired international operations in 2005 and 2006.  In the merger, each share of Western Wireless common stock was exchanged for 0.535 shares of Alltel common stock and $9.25 in cash unless the shareholder made an all-cash election, in which case the shareholder received $40 in cash.  Western Wireless shareholders making an all-stock election were subject to proration and received approximately 0.539 shares of Alltel common stock and $9.18 in cash.  In the aggregate, Alltel issued approximately 54.3 million shares of stock valued at $3,430.4 million and paid approximately $933.4 million in cash.  Through its wholly-owned subsidiary that merged with Western Wireless, Alltel also assumed debt of approximately $2.1 billion and acquired cash of $12.6 million.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions, Continued:
On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility.  During the third quarter of 2005, Alltel repurchased all of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless, representing an aggregate principal amount of $600.0 million.  As part of the acquisition, Alltel assumed $115.0 million of 4.625 percent convertible subordinated notes due 2023 that were issued by Western Wireless in June 2003 (the “Western Wireless notes”).  The Western Wireless notes were recorded at fair value as of the merger date, with a portion of the fair value allocated to the conversion component.  The fair value of the conversion component of $216.6 million was reflected as an increase in Alltel’s additional paid-in capital balance as of the merger date.  Upon closing of the merger, each $1,000 principal amount of Western Wireless notes became convertible into shares of Alltel common stock and cash based on the mixed-election exchange ratio.  During 2006, an aggregate principal amount of $113.0 million of the Western Wireless notes were converted.  As a result of the conversion, Alltel issued 4.0 million shares of its common stock and paid approximately $67.6 million in cash to holders of the Western Wireless notes.

Under the purchase method of accounting, the assets and liabilities of Western Wireless were recorded at their respective fair values as of the date of acquisition.  During the fourth quarter of 2005, Alltel completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the liabilities assumed.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $4,268.1 million was assigned to customer list, roaming agreement, cellular licenses and goodwill.  The customer list recorded in connection with this transaction was amortized over five years using the sum-of-the-years digits method.  The roaming agreement acquired was amortized on a straight-line basis over its estimated useful life of 41 months.  The cellular licenses were classified as indefinite-lived intangible assets and were not subject to amortization.  None of the goodwill or other intangible assets recorded in this acquisition was deductible for income tax purposes.

During 2007, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to adjust certain income tax liabilities primarily related to the international operations.  The effects of these adjustments resulted in a reduction in goodwill of $31.0 million.  During 2006, Alltel adjusted the purchase price allocation related to the Western Wireless acquisition to reflect the resolution of a pre-acquisition contingency concerning universal service fund support that Western Wireless had received as an Eligible Telecommunications Carrier (“ETC”) in the State of Kansas and to adjust certain income tax liabilities related to the international operations.  The effects of these adjustments resulted in a reduction in goodwill of $77.0 million.  During the first quarter of 2006, Alltel completed the integration of the domestic operations acquired from Western Wireless.  In connection with this integration, the Company incurred integration expenses, principally consisting of costs for branding, signage, retail store redesigns and computer system conversions.  (See Note 11 for a discussion of integration expenses recorded by Alltel during 2006).  Employee termination benefits of $23.8 million, including involuntary severance and related benefits to be provided to 337 former Western Wireless employees, and employee retention bonuses of $7.4 million payable to approximately 1,150 former Western Wireless employees were recorded during 2005.  These employee benefit costs were recognized in accordance with EITF 95-3 as liabilities assumed in the business combination.  As of September 30, 2007, Alltel had completed all of the scheduled employee terminations and paid a total of $31.2 million in employee termination and retention benefits.

Employee stock options issued by Western Wireless that were outstanding as of the merger date were exchanged for an equivalent number of Alltel stock options based on the specified exchange ratio of the Western Wireless stock options to Alltel common stock equivalents of .6762 per share.  Compensation expense attributable to the vested Western Wireless stock options that were exchanged totaling $95.5 million was capitalized as part of the purchase price and resulted in a corresponding increase in Alltel’s additional paid-in capital balance as of the merger date.  In addition, Alltel also incurred $28.1 million of direct costs for legal, financial advisory and other services related to the transaction that were also capitalized as part of the purchase price.

The premium paid by Alltel in this transaction was attributable to the strategic importance of the Western Wireless merger.  As a result of the merger, Alltel achieved additional scale by adding approximately 1.3 million domestic wireless customers in 19 midwestern and western states that were contiguous to Alltel’s existing wireless properties, increasing the number of wireless customers served by Alltel, at the time of the acquisition, to more than 10 million customers in 34 states.  In addition, the merger increased Alltel’s retail position in these domestic, rural markets where it can leverage the Company’s brand and marketing experience and bring significant value to customers by offering competitive national rate plans.  The Company also became a leading independent roaming partner for the four national carriers in the markets served by Alltel.  Finally, Alltel achieved reductions in centralized operations costs and interest expense savings as a result of the merger.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions, Continued:
As a condition of receiving approval for the Western Wireless merger from the DOJ and FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the “Cellular One” brand.  On December 19, 2005, Alltel completed an exchange of wireless properties with United States Cellular Corporation (“U.S. Cellular”) that included a substantial portion of the divestiture requirements related to the Company’s merger with Western Wireless.  During December 2005, Alltel completed the sale of the Cellular One brand and in March 2006, Alltel completed the sale of the remaining market in Arkansas.  During 2005, Alltel completed the sales of Western Wireless’ international operations in the countries of Georgia, Ghana and Ireland.  In the second quarter of 2006, Alltel completed the sales of the Western Wireless international operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti and Slovenia.  Accordingly, the acquired international operations and interests of Western Wireless and the domestic markets required to be divested by Alltel have been classified as discontinued operations in the accompanying consolidated financial statements.  (See Note 15).

Under terms of the agreement with U.S. Cellular, Alltel acquired two rural markets in Idaho that are adjacent to the Company’s existing operations and received $48.2 million in cash in exchange for 15 rural markets in Kansas and Nebraska formerly owned by Western Wireless.  During the second quarter of 2006, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the wireless property interests relinquished.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $100.1 million was assigned to customer list, cellular licenses and goodwill.  The customer list recorded in connection with this transaction was amortized over a five-year period using the sum-of-the-years digits method.  The cellular licenses were classified as indefinite-lived intangible assets and were not subject to amortization.  The finalization of the purchase price allocation resulted in a reduction to the preliminary values assigned to cellular licenses ($1.5 million), customer list ($0.5 million), and acquired net tangible assets ($2.2 million) with an increase to goodwill ($4.2 million) compared to the corresponding values that had been previously recorded in the Company’s consolidated balance sheet as of December 31, 2005.

On April 15, 2005, Alltel and AT&T Mobility LLC (formerly known as Cingular Wireless LLC) (“AT&T”) exchanged certain wireless assets.  Under the terms of the agreement, Alltel acquired licenses, network assets and approximately 212,000 customers, in select markets in Kentucky, Oklahoma, Texas, Connecticut and Mississippi representing approximately 2.7 million POPs.  Alltel also acquired spectrum and network assets in Kansas and wireless spectrum in Georgia and Texas.  Alltel and AT&T also exchanged partnership interests, with AT&T receiving interests in markets in Kansas, Missouri and Texas, and Alltel receiving more ownership in majority-owned markets it managed in Michigan, Louisiana and Ohio. Alltel also paid AT&T approximately $153.0 million in cash.  During 2005, Alltel completed the purchase price allocation for this exchange based upon a fair value analysis of the tangible and identifiable intangible assets acquired and the partnership interests relinquished.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $370.9 million was assigned to customer list, cellular licenses and goodwill.  The customer list recorded in connection with this transaction was amortized on a straight-line basis over its estimated useful life of three years.  The cellular licenses were classified as indefinite-lived intangible assets and were not subject to amortization.  In connection with this transaction, Alltel recorded pretax gains totaling $158.0 million in the second and third quarters of 2005 (see Note 13).

On February 28, 2005, Alltel purchased wireless properties with a potential service area covering approximately 966,000 POPs in Alabama and Georgia for $48.1 million in cash.  During the first quarter of 2005, Alltel completed the purchase price allocation for this acquisition based upon a fair value analysis of the tangible and identifiable intangible assets acquired.  The excess of the aggregate purchase price over the fair market value of the tangible net assets acquired of $36.6 million was assigned to customer list, cellular licenses and goodwill.  The customer list recorded in connection with this transaction was amortized on a straight-line basis over its estimated useful life of four years.  The cellular licenses were classified as indefinite-lived intangible assets and were not subject to amortization.

The accompanying consolidated financial statements include the accounts and results of operations of the properties acquired in 2005 from the dates of acquisition.  The purchase prices paid were based on estimates of future cash flows of the properties acquired.  Alltel paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired because these acquisitions expanded the Company’s footprint into new markets in Alabama, Connecticut, Georgia, Kentucky, Idaho, Mississippi, Oklahoma and Texas and added 357,000 new customers to Alltel’s customer base.  Additionally, in the properties acquired, Alltel expected to realize, over time, accelerated customer growth and higher average revenue per customer as a result of the Company’s higher revenue national rate plans.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions, Continued:
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

The following table summarizes the fair value of the assets acquired and liabilities assumed for the various business combinations completed during 2005:

	Acquired from
(Millions)	Western Wireless	AT&T	U.S. Cellular	Other	Combined Totals
Fair value of assets acquired:
Current assets	$195.4	$1.1	$4.7	$4.3	$205.5
Investments	132.2	-	-	-	132.2
Property, plant and equipment	506.7	38.0	30.5	10.2	585.4
Other assets	7.1	-	2.1	-	9.2
Assets held for sale	2,751.0	-	-	-	2,751.0
Goodwill	3,431.0	269.0	57.1	39.7	3,796.8
Cellular licenses	505.0	91.0	17.3	3.4	616.7
Customer list	326.0	10.9	24.0	1.9	362.8
Roaming agreement	6.1	-	-	-	6.1
Total assets acquired	7,860.5	410.0	135.7	59.5	8,465.7
Liabilities assumed:
Current liabilities	(177.0)	(5.5)	(3.9)	(2.4)	(188.8)
Deferred taxes established on acquired assets	(482.8)	-	-	-	(482.8)
Long-term debt	(2,112.9)	-	-	-	(2,112.9)
Other liabilities	(25.7)	-	-	-	(25.7)
Liabilities related to assets held for sale	(398.8)	-	-	-	(398.8)
Total liabilities assumed	(3,197.2)	(5.5)	(3.9)	(2.4)	(3,209.0)

Common stock issued	(3,742.5)	-	-	-	(3,742.5)
Fair value of assets exchanged	-	(265.9)	(180.0)	-	(445.9)
Minority interest liability acquired	-	14.4	-	6.7	21.1
Net cash paid (received)	$920.8	$153.0	$(48.2)	$63.8	$1,089.4

The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2005 assume that the acquisition of Western Wireless occurred as of January 1, 2005:

(Millions)
Revenues and sales	$7,168.6
Income from continuing operations	$769.1
Income before cumulative effect of accounting change	$1,345.1
Net income	$1,337.7

The pro forma amounts represent the historical operating results of the properties acquired from Western Wireless with appropriate adjustments that give effect to depreciation and amortization and interest expense.  The pro forma amounts give effect to the spin-off of the wireline telecommunications business completed on July 17, 2006 (see Note 15).  The pro forma amounts also include the effects of non-acquisition-related special charges and unusual items, as more fully discussed in Notes 11, 12 and 13 below.  The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Western Wireless properties had been operated by Alltel during the period presented.  In addition, the pro forma amounts do not reflect potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses.

Unaudited pro forma financial information related to the Company’s other acquisitions completed in 2005 has not been included because these acquisitions, individually or in the aggregate, were not material to Alltel’s consolidated results of operations for the year ended December 31, 2005.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill were as follows:

(Millions)
Predecessor:
Balance at December 31, 2005	$7,429.3
Acquired during the period	1,120.1
Allocated to assets held for sale during the period	(29.6)
Other adjustments	(72.8)
Balance at December 31, 2006	8,447.0
Acquired during the period	2.0
Allocated to assets held for sale during the period	(2.4)
Other adjustments	(27.5)
Balance at November 15, 2007	$8,419.1
Successor:
Balance at November 16, 2007 and December 31, 2007	$16,917.4

The carrying value of indefinite-lived intangible assets other than goodwill was as follows at December 31:

	Successor	Predecessor
(Millions)	2007	2006
Cellular and PCS licenses	$3,224.5	$1,657.8

Intangible assets subject to amortization were as follows at December 31:

	2007
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Successor:
Customer list	$2,819.6	$(79.0)	$2,740.6
Trademarks and tradenames	800.0	(12.5)	787.5
Non-compete agreement	30.0	(1.9)	28.1
Roaming agreement	4.0	(0.1)	3.9
	$3,653.6	$(93.5)	$3,560.1

	2006
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Predecessor:
Customer lists	$946.6	$(478.6)	$468.0
Roaming agreement	6.1	(2.5)	3.6
	$952.7	$(481.1)	$471.6

Amortization expense for intangible assets subject to amortization amounted to $93.5 million for the period November 16, 2007 to December 31, 2007, $151.6 million for the period January 1, 2007 to November 15, 2007 and $176.1 million and $104.4 million for the years ended December 31, 2006 and 2005, respectively.  Amortization expense for intangible assets subject to amortization is estimated to be $732.7 million in 2008, $652.5 million in 2009, $561.0 million in 2010, $482.7 million in 2011 and $404.4 million in 2012.  See Notes 2 and 4 for a discussion of the acquisitions completed during 2007 and 2006 that resulted in the recognition of goodwill and other intangible assets.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt:
Long-term debt was as follows at December 31:

	Successor	Predecessor
(Millions)	2007	2006
Issued by Alltel Corporation:
Equity unit senior notes, 4.656%, due 2007	$-	$35.6
Debentures and notes, without collateral:
7.00%, due 2012	800.0	800.0
6.50%, due 2013	200.0	200.0
7.00%, due 2016	300.0	300.0
6.80%, due 2029	300.0	300.0
7.875%, due 2032	700.0	700.0
Collateralized note, 10.00%, due 2010	0.2	0.2
Industrial revenue bonds, 5.28%, due 2008 (a)	-	1.3
Issued by subsidiaries of Alltel Corporation:
Bank credit facilities:
Alltel Communications – Senior secured term loan, variable rates due May 15, 2015	13,965.0	-
Alltel Communications – Unsecured cash pay debt, variable rates due 2015	5,200.0	-
Alltel Communications – Unsecured PIK toggle debt, variable rates due 2017	1,500.0	-
Debentures and notes, without collateral:
Alltel Communications – 6.65%, due 2008 (b)	-	39.0
Alltel Communications – 7.60%, due 2009 (b)	-	53.0
Alltel Communications – 10.375%/11.125%, due 2017	1,000.0	-
Alltel Ohio Limited Partnership – 8.00%, due 2010 (b)	-	297.3
Western Wireless LLC – 4.625% convertible notes, due 2023 (b)	-	2.0
Market value of interest rate swaps (c)	-	14.9
Discount on long-term debt (d)	(450.4)	(9.6)
	23,514.8	2,733.7
Less current maturities	(140.1)	(36.3)
Total long-term debt	$23,374.7	$2,697.4
Weighted rate	8.2%	7.3%
Weighted maturity	8 years	13 years

Notes:

(a)	During the third quarter of 2007, Alltel redeemed this note prior to maturity for $0.7 million in cash.

(b)
During the fourth quarter of 2007, in conjunction with the Merger and Financing Transactions, Alltel repurchased these notes for $422.8 million in cash.  During December 2007, the remaining aggregate principal amount of $2.0 million of Western Wireless LLC notes were converted into $7.3 million in cash.

(c)
In connection with the Merger, Alltel terminated all four of its pay variable/receive fixed, interest rate swap agreements.  Alltel also had a $1.5 billion commercial paper program that was supported by a $1.5 billion revolving credit facility, both of which were terminated in conjunction with the Merger and Financing Transactions.

(d)
Alltel recorded fair value adjustments of $454.0 million to decrease the carrying value of $2.3 billion of existing long-term debt obligations assumed in the Merger.  The discount on long-term debt will be amortized as an increase to interest expense over the term of each related debt issue.

As previously discussed in Note 2, concurrent with the consummation of the Merger, ACI a wholly-owned subsidiary of Alltel, entered into a senior secured term loan facility, a senior secured revolving credit facility and a delayed draw term loan facility.  ACI also entered into a senior unsecured cash-pay term loan facility and a senior unsecured PIK term loan facility that represented bridge financing (the “bridge facilities”).  The bridge facilities will be replaced either through the issuance of note securities or conversion into term loans.  Each of these debt facilities are further discussed below.  Fees totaling $462.9 million associated with the issuance of the new debt instruments were capitalized as deferred financing costs and are included in other assets in the accompanying consolidated balance sheet.  Approximately $151.4 million of these fees were incurred in connection with the bridge facilities.  The terms of the bridge facilities provide for the repayment of a diminishing portion of the fees, depending upon timing, if the bridge facilities are refinanced in less than one year.  The Company will incur additional underwriting fees when the bridge facilities are refinanced.  The deferred financing costs are being amortized over a weighted-average period of 5.5 years.  At December 31, 2007, unamortized deferred financing costs totaled $429.0 million.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt, Continued:
Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility – On November 16, 2007, ACI entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion maturing 7.5 years from the closing of the date of the Merger, a six-year, senior secured revolving credit facility of $1.5 billion, and a delayed draw term loan facility with an additional borrowing capacity of $750.0 million maturing 7.5 years from the closing date of the Merger, available on a delayed-draw basis until the one-year anniversary of the closing date of the Merger for amounts paid, or committed to be paid, to purchase or otherwise acquire licenses and rights in the 700 MHz auction being conducted by the FCC.  At the closing of the Merger, ACI utilized the full capacity available under the senior secured term loan.  Through December 31, 2007, no amounts had been drawn under either the $1.5 billion senior secured revolving credit facility or the $750.0 million delayed draw term loan facility.  Borrowings under the senior secured term loan, senior secured revolving credit, and the delayed draw term loan facilities bear interest at a floating rate, which can be either equal to the London-Interbank Offered Rate (“LIBOR”) plus 2.75 percent per annum or, at the option of ACI, an alternative base rate (defined as the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 0.50 percent per annum) plus 1.75 percent per annum.  For the Successor period November 16, 2007 to December 31, 2007, the variable interest rates applicable to the senior secured term loan ranged from 7.11 percent to 7.76 percent and the weighted average rate was 7.57 percent.  Commencing after the delivery of financial statements for the first full fiscal quarter ending March 31, 2008, interest rate margins applicable to the senior secured credit facilities may be reduced subject to Alltel attaining certain consolidated senior secured leverage ratios.  The interest rate payable under the senior secured credit facilities will increase by 2.00 percent per annum on past due amounts during the continuance of any payment event of default.  The Company will be required to pay equal quarterly installments in aggregate annual amounts equal to one percent of the original funded principal amount of the senior secured term loan facility, with the balance payable on the final maturity date, May 15, 2015.

Under the senior secured credit facility, in addition to paying interest on any outstanding principal amounts, the Company is required to pay a commitment fee for any unutilized commitments.  The initial commitment fee rate is 1.00 percent per year if the outstanding amount of the unutilized commitments is below 25 percent and decreases as the aggregate amount of borrowings increases.  Prior to November 15, 2013, the maturity date of the revolving credit facility, funds borrowed under the revolving credit facility may be borrowed, repaid and reborrowed without premium or penalty.  A commitment fee is also payable on the aggregate amount of any commitments under the delayed draw term facility.  The senior secured credit facilities contain certain mandatory prepayment requirements, such as excess cash flow in certain circumstances, and certain prepayment penalties related to the senior secured term loan facility.  Voluntary prepayments are allowed under certain circumstances.  The Company may prepay outstanding loans under the senior secured revolving credit facility at any time.

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, material domestic subsidiaries of the Company.  The senior secured facilities contain a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make investments, pay dividends, enter into transactions with affiliates, create liens and encumbrances, enter into sales and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, amend material agreements governing certain indebtedness and change its business operations.  The senior secured facilities also require the Company to maintain a senior secured debt to Consolidated EBITDA ratio (as defined in the credit agreement) and contain certain customary affirmative covenants and events of default.  The Company was in compliance with all applicable covenants as of December 31, 2007.

Senior Unsecured Cash-Pay Term Loan Facility and Senior Unsecured PIK Term Loan Facility – On November 16, 2007, ACI entered into a $5.2 billion senior unsecured cash-pay interim loan facility and a $2.5 billion senior unsecured PIK toggle interim loan facility with initial terms of one year.  Interest for the first six-month period is payable at a rate equal to LIBOR plus 3.5 percent for the cash-pay term loan facility and LIBOR plus 3.875 percent for the PIK toggle term loan facility (“initial rates”).  Interest for the three-month period commencing after the initial six-month period is payable at the initial rates plus 0.50 percent.  Thereafter, subject to certain caps, the interest rates will be increased by 0.50 percent at the beginning of each three-month period subsequent to the initial nine-month period, for so long as the loans are outstanding.  For so long as the Company is not in default, the maximum interest rates the Company may pay related to these facilities are 10.00 percent for the senior unsecured cash-pay term loan facility and 10.375 percent for the senior unsecured PIK toggle term loan facility.  The increase in interest rates is related to these facilities being bridge facilities that will be refinanced on or before the one-year anniversary of the closing date of the Merger.  For the Successor period November 16, 2007 to December 31, 2007, the variable interest rates applicable to the senior unsecured cash pay term bridge facility ranged from 8.33 percent to 8.42 percent and the weighted average rate was 8.38 percent.  For the senior unsecured PIK toggle bridge facility, the variable interest rate was 8.75 percent for the Successor period November 16, 2007 to December 31, 2007.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt, Continued:
In December 2007, the Company consummated an unregistered debt offering consisting of $1.0 billion aggregate principal amount of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.  Of the total notes sold, $810.0 million were purchased by affiliates of one of the Sponsors.  Proceeds from this debt issuance were used to pay down a portion of the senior unsecured PIK toggle interim loan facility.  If any borrowings under the senior unsecured credit facilities remain outstanding on the one-year anniversary (the “initial maturity date”) of the closing of the senior unsecured credit facilities, the lenders will have the option to exchange the initial loans for senior cash-pay notes or senior PIK toggle notes maturing in 2015 and 2017, respectively.  On the initial maturity date, the maturities of any senior unsecured cash pay interim loans and senior unsecured PIK toggle interim loans not repaid will automatically be extended to 2015 and 2017, respectively.

Interest on the senior unsecured PIK toggle term loan facility for the period from June 1, 2008 to December 1, 2012 may be paid (1) entirely in cash at annual interest rate of 10.375 percent (2) entirely by increasing the principal amount of the outstanding loan at an annual interest rate of 11.125 percent (“PIK interest”) or (3) 50 percent in cash and 50 percent in PIK interest.  After December 1, 2012, all interest will be payable in cash.  Upon the occurrence of a change of control (as defined in the note indenture), the holders of the senior PIK toggle notes will have the right to require the Company to repurchase the notes in cash at 101 percent of their principal amount plus any accrued and unpaid interest.

Under the senior unsecured credit facilities, voluntary repayments are allowed and are subject to certain costs.  All obligations under the senior unsecured credit facilities will be jointly and severally guaranteed on a senior basis by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured credit facilities described above.  The senior unsecured credit facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets and subsidiary stock, pay dividends and distributions or repurchase its capital stock, make certain investments, loans or advances, prepay certain indebtedness, enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances and engage in certain transactions with affiliates.  In addition, the senior unsecured credit facilities impose certain requirements as to future subsidiary guarantors and contain certain customary affirmative covenants consistent with those in the senior secured credit facilities described above, to the extent applicable, and certain customary events of default.  The Company is in compliance with all applicable covenants as of December 31, 2007.

Equity Units – During 2002, the Company issued and sold 27.7 million equity units in an underwritten public offering and received net proceeds of $1.34 billion.  Each equity unit consisted of a corporate unit, with a $50 stated amount, comprised of a purchase contract and a $50 principal amount senior note.  The purchase contract obligated the holder to purchase, and obligated Alltel to sell, on May 17, 2005, a variable number of newly-issued common shares of Alltel common stock for $50.  Upon settlement of the purchase contract obligation, Alltel received cash proceeds of approximately $1,385.0 million and delivered approximately 24.5 million shares of Alltel common stock in the aggregate to the holders of the equity units.  The proceeds from the stock issuance were utilized to finance certain obligations associated with Alltel’s merger with Western Wireless, as further discussed in Note 4.  As further discussed in Note 13, substantially all of the $50 principal amount senior notes were repaid during 2006 prior to maturity.  The remaining principal balance related to the senior notes of $35.6 million was paid on May 17, 2007.

Interest expense was as follows:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Interest expense related to long-term debt	$281.7	$179.0	$298.8	$351.5
Other interest	0.2	0.3	-	0.1
Effects of interest rate swaps	(0.1)	(0.4)	(3.2)	(20.5)
Less capitalized interest	(1.4)	(15.6)	(13.1)	(16.6)
	$280.4	$163.3	$282.5	$314.5

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt, Continued:
Maturities of long-term debt outstanding as of December 31, 2007 were as follows:

Year	(Millions)
2008	$140.1
2009	140.1
2010	140.0
2011	140.0
2012	940.0
Thereafter	22,465.0
Total	$23,965.2

7.	Derivatives and Other Financial Instruments:
The carrying amount of cash and short-term investments, accounts receivable and trade accounts payable was estimated by management to approximate carrying value due to the relatively short period of time to maturity for those instruments.  The fair values of the Company’s investments, long-term debt, interest rate swaps, and redeemable preferred stock were as follows at December 31:

	(Successor)		(Predecessor)
	2007		2006
	Fair	Carrying	Fair	Carrying
(Millions)	Value	Amount	Value	Amount
Investments	$536.1	$536.1	$368.9	$368.9
Long-term debt, including current maturities	$22,308.0	$23,514.8	$2,764.7	$2,733.7
Interest rate swaps	$(9.3)	$(9.3)	$14.9	$14.9
Redeemable preferred stock	$-	$-	$10.8	$0.7

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

During 2007 and 2006, the Company used derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt) (ii) fair value risk related to changes in interest rates (long-term debt obligations) and (iii) to protect the initial net investment in certain foreign subsidiaries with respect to changes in foreign currency rates.  Not all of these derivatives qualified for hedge accounting as further discussed below.

Cash Flow Hedges – During the fourth quarter of 2007, in combination with its new $14.0 billion senior secured term loan facility (see Note 6), ACI entered into four pay fixed/receive variable interest rate swap agreements on notional amounts totaling $5.75 billion.  The maturities of the interest rate swaps range from December 17, 2009 to December 17, 2012.  At December 31, 2007, the weighted average fixed rate paid by ACI on these swaps was 4.0 percent, and the weighted average variable rate received by ACI was the three-month LIBOR and was 5.0 percent.  At the inception date, the four interest rate swaps were designated as cash flow hedges of the variability in the interest payments due to changes in the LIBOR interest rate (the benchmark interest rate) on a specified portion of the variable rate senior secured term loan.  Because the critical terms of the interest rate swaps match the underlying risks being hedged and the fair value of the interest rate swaps was zero at the date of inception, the hedging relationships are expected to be highly effective.  The effective portion of the changes in fair value of these hedges is recorded in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, and recognized in the consolidated statements of operations in the same period or periods during which the payment of variable interest associated with the floating rate debt is recorded in earnings.  The fair value of the interest rate swaps are recorded in other liabilities in the December 31, 2007 consolidated balance sheet.  There was no ineffectiveness recognized in earnings during the Successor period from November 16, 2007 to December 31, 2007 related to these cash flow hedges.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Derivatives and Other Financial Instruments, Continued:
Fair Value Hedges – In conjunction with the Merger, Alltel terminated all four of its pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million.  The interest rate swaps were terminated either in connection with the repurchase of the underlying debt or were not re-designated as fair value hedges as of the Merger date.  The effect of not re-designating the interest rate swaps was included in the fair value adjustment to the long-term debt assumed in the Merger transaction.  There was no hedge ineffectiveness recognized in earnings during the Predecessor periods January 1, 2007 to November 15, 2007 and the years ended December 31, 2006 and 2005 related to these interest rate swaps.  From the Merger date until the date of termination, the swaps were marked-to-market which resulted in a charge of approximately $1.2 million that was recorded in interest expense in the Successor period consolidated statement of operations.  At December 31, 2007, the Company had no outstanding fair value hedges.

Subsequent to the Merger, ACI also entered into two, pay variable/receive variable, interest rate basis swap agreements on notional amounts totaling $4.0 billion of the senior secured term loan, both of which mature on December 17, 2008.  At December 31, 2007, the weighted average variable rate paid by ACI on these swaps was the three-month LIBOR and was 4.9 percent, and the weighted average variable rate received by ACI was the one-month LIBOR and was 5.0 percent.  These basis swaps do not qualify for hedge accounting and are marked-to-market each period, the effects of which resulted in a charge of approximately $1.2 million that was recorded in interest expense in the Successor period consolidated statement of operations.

During 2006, Alltel entered into foreign currency forward exchange contracts to hedge the foreign currency exposure of its net investment in certain of its international operations prior to their disposal.  As further discussed in Note 15, Alltel completed the sale of its remaining international operations in the second quarter of 2006.

8.	Supplemental Cash Flow Information From Continuing Operations:
Supplemental cash flow information from continuing operations was as follows:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Interest paid, net of amounts capitalized	$107.0	$182.8	$287.7	$357.1
Income taxes paid	$40.1	$171.6	$949.0	$562.2
Non-cash investing and financing activities:
Change in fair value of investments in equity securities	$-	$(1.1)	$23.4	$(126.7)
Change in fair value of foreign currency contracts	$-	$-	$-	$25.0
Change in fair value of interest rate swaps	$(9.3)	$20.2	$(13.7)	$(37.5)
Management equity rollover in connection with the Merger	$33.1	$-	$-	$-

9.	Stock-Based Compensation Plans:
Stock-based compensation expense was as follows:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Compensation expense – stock options issued by Alltel	$1.2	$62.2	$19.3	$-
Compensation expense – stock options converted to Alltel stock options in connection with the acquisition of Western Wireless	-	1.7	2.0	0.6
Compensation expense – restricted stock awards	-	28.3	16.2	6.1
Compensation expense before income taxes	1.2	92.2	37.5	6.7
Income tax benefit	(0.5)	(28.9)	(12.1)	(2.5)
Compensation expense, net of tax	$0.7	$63.3	$25.4	$4.2

As previously discussed in Note 3, effective January 1, 2006, Alltel adopted the provisions of SFAS No. 123(R) using the modified prospective application method.  Stock-based compensation expense is included in selling, general, administrative and other expenses within Alltel’s consolidated statements of operations.  Of the total pretax stock-based compensation expense presented in the table above, amounts allocated to discontinued operations totaled $4.0 million and $1.8 million for the years ended December 31, 2006 and 2005, respectively.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans, Continued:
Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest.  Accordingly, stock-based compensation expense recognized for periods subsequent to January 1, 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were based on Alltel’s historical experience and were estimated to be 1.8 percent for the period November 16, 2007 to December 31, 2007.  Prior to the effects of accelerated vesting of stock-based awards in connection with the Merger as further discussed below, pre-vesting forfeitures were 4.7 percent for the period January 1, 2007 to November 15, 2007 and 5.1 percent for the year ended December 31, 2006.  Compensation expense for all stock option awards granted after January 1, 2006 is expensed using a straight-line single option method.

Upon consummation of the Merger, all outstanding stock options (other than certain options held by select management employees) became fully vested, were cancelled and converted into the right to receive a cash payment equal to the number of shares underlying the options multiplied by the amount, if any, by which the merger consideration of $71.50 per share exceeded the option exercise price.  Similarly, all unvested restricted stock awards became fully vested and converted into the right to receive in cash the merger consideration.  The acceleration of vesting of the stock options and restricted stock awards resulted in the recognition of $63.8 million of additional stock-based compensation expense in the Predecessor period  January 1 to November 15, 2007.  Certain management employees holding vested stock options were permitted to retain a portion of their vested stock options (referred to as the “rollover options”) in lieu of receiving the merger consideration.  The rollover options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants.  In conjunction with the Merger, the exercise price and the number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each option holder was maintained and the exercise price for all of the rollover options was adjusted to $2.50 per option.  As a result of the repricing, approximately 2.9 million pre-merger Alltel stock options were converted into approximately 8.0 million rollover options.

In connection with the Merger, the Alltel Corporation 2007 Stock Option Plan (“2007 Option Plan”) was established.  Under the 2007 Option Plan, the Company may grant fixed and performance-based non-qualified stock options to officers and other key management employees.  The maximum number of shares of the Company’s common stock that may be issued under the 2007 Option Plan, including the rollover options, is 40.1 million shares.  On November 16, 2007, the Company granted approximately 17.7 million time-based and approximately 7.9 million performance-based stock options to officers and other key management employees.  Accordingly, at December 31, 2007, there were approximately 6.5 million shares available for future grants under the 2007 Option Plan.   Each time-based option and performance-based option granted had an exercise price of $10.00 per share and a term of 10 years from the date of grant.  Under provisions of the 2007 Option Plan, upon termination of employment of an option holder, all unvested stock options held by such employee will immediately terminate and be cancelled.

The time-based options vest and become exercisable ratably over a five-year period beginning one year from the date of grant subject to the participant’s continued employment with Alltel through the vesting date.  The fair value of each time-based stock option award was estimated on the grant date to be $2.84 per share using the Black-Scholes option-pricing model and the following assumptions:

Expected life	5.0 years
Expected volatility	23.5%
Dividend yield	0.0%
Risk-free interest rate	3.7%

The expected term for the options granted was derived from management’s view of the likelihood of a change in control occurring in that time frame.  The expected volatility assumption was based on a combination of Alltel’s historical common stock volatility for the periods when the Company was publicly traded and historical volatility of Alltel’s competitor peer group.  The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.  As a privately-held company, Alltel does not expect to pay any cash dividends.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans, Continued:
The performance-based options vest and become exercisable upon (1) the Sponsors attaining a return of at least half of the Sponsor Price in cash; (2) the Sponsors attaining a minimum MoM (or the quotient obtained by dividing (x) the amount received by the Sponsors in cash or liquid securities in exchange for the initial Sponsor shares by (y) the Sponsor Price) and (3) the participant’s continued employment with Alltel through the date the conditions described above are achieved.  One-half of the performance-based options issued are subject to a vesting condition of a MoM quotient of 1.5 and the remaining one-half are subject to a vesting condition of a MoM quotient of 2.0.  For purposes of this calculation, the “initial Sponsor shares” refers to the number of shares of Alltel $.01 par value common stock acquired by the Sponsors on the effective date of the Merger, and “Sponsor Price” refers to the aggregate price paid by the Sponsors for the initial Sponsor shares, based on a per share acquisition price of $10.00.  The “return in cash” specified in the first vesting condition would require the occurrence of a liquidating event or change in control.  Accordingly, the performance-based options issued by Alltel on November 16, 2007 would be considered to be subject to both a “performance condition” and a “market condition” under the provisions of SFAS No. 123(R), because vesting of the awards are contingent upon both the occurrence of a liquidating event or change in control (performance condition) and achieving a specified amount of value indexed solely to the underlying shares of the Company (market condition).  Under SFAS No. 123(R), compensation cost for awards with performance conditions is recognized only when it is probable that the performance condition will be achieved.  Until such time that a liquidating event or change in control becomes probable (e.g., event occurs), Alltel will not recognize any compensation expense related to the performance awards.  At December 31, 2007, the total amount of unrecognized compensation cost, net of estimated forfeitures, for the performance-based stock option awards was $13.2 million.

Set forth below is certain information related to stock options granted under the 2007 Option Plan as of December 31, 2007:

			Weighted
		Weighted	Average
	(Thousands)	Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Life
Rolled over in connection with the merger – new	8,000.0	$2.50	6.9 years
Granted	25,590.0	10.00	9.9 years
Outstanding at December 31, 2007	33,590.0	$8.21	9.2 years
Exercisable at December 31, 2007	8,000.0	$2.50

At December 31, 2007, the total unamortized compensation cost for non-vested time-based stock option awards, net of estimated forfeitures, amounted to $46.4 million and is expected to be recognized over a weighted average period of 4.8 years.

Under the stock-based compensation plans in effect prior to the Merger, Alltel could grant fixed and performance-based incentive and non-qualified stock options, restricted stock, and other equity securities to officers and other management employees.  These stock-based compensation plans were terminated in conjunction with the Merger and no additional shares of the Company’s common stock may be granted under these plans.

Predecessor Stock Option Awards – Fixed stock options granted under the predecessor stock-based compensation plans generally became exercisable over a period of one to five years after the date of grant.  Under Alltel’s stock option plan for non-employee directors (the “Directors’ Plan”), the Company granted fixed, non-qualified stock options to directors.  Under the Directors’ Plan, directors received a one-time option grant to purchase 12,000 shares of common stock when they joined the Board.  Directors were also granted each year, on the date of the annual meeting of stockholders, an option to purchase a specified number of shares of common stock (7,800 shares), which became exercisable the day immediately preceding the date of the first annual meeting of stockholders following the date of grant.  For all of the predecessor stock-based incentive plans, the exercise price of the option equaled the market value of Alltel’s common stock on the date of grant.  For fixed stock options, the maximum term for each option granted was 10 years.  The Company’s practice had been to issue new shares of common stock upon the exercise of stock options.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans, Continued:
The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model and the following weighted average assumptions:

	January 1 -	Year Ended	Year Ended
	November 15,	December 31,	December 31,
	2007	2006	2005
Weighted average grant date fair value	$17.41	$15.18	$13.30
Expected life	5.9 years	5.9 years	5.0 years
Expected volatility	20.9%	22.9%	27.4%
Dividend yield	0.8%	0.8%	2.7%
Risk-free interest rate	4.7%	4.5%	3.7%

The expected life assumption was determined based on Alltel’s historical stock option exercise experience using a rolling 10-year average for three separate groups of employees that exhibited similar historical exercise behavior.  The expected volatility assumption was based on a combination of the implied volatility derived from publicly traded options to purchase Alltel common stock and the Company’s historical common stock volatility.  Implied volatility was derived from one and two-year traded options, while historical volatility was calculated using the weighted average of historical daily price changes of Alltel’s common stock over the most recent period equal to the expected life of the stock option on the date of grant.

The expected dividend yield was based on the Company’s approved annual dividend rate in effect at the date of grant adjusted to reflect the reduction in Alltel’s dividend rate from $1.54 to $.50 per share following the completion of the spin-off of the Company’s wireline operations to Alltel’s shareholders (see Note 15).  The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

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

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans, Continued:
Set forth below is certain information related to stock options granted under the Company’s predecessor stock-based compensation plans:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at January 1, 2005	15,922.3	$55.56
Granted	1,409.3	55.53
Converted from Western Wireless due to merger	2,889.5	28.61
Exercised	(2,321.2)	33.90
Forfeited	(576.6)	56.72
Expired	(6.8)	8.92
Outstanding at December 31, 2005	17,316.5	$53.94
Granted	1,357.1	63.25
Exercised	(2,207.8)	40.12
Forfeited	(96.0)	58.93
Expired	(13.8)	31.83
Outstanding immediately prior to the spin-off	16,356.0	$56.57
Adjustment in shares resulting from spin-off	3,631.0	-
Granted	10.0	57.46
Exercised	(2,928.3)	44.74
Forfeited	(892.5)	42.69
Outstanding at December 31, 2006	16,176.2	$46.78
Granted	1,601.4	61.66
Exercised	(2,670.0)	37.48
Forfeited	(133.5)	45.93
Expired	(1.2)	26.18
Outstanding immediately prior to the Merger	14,972.9	$50.04
Settlement of awards in connection with the Merger	(12,104.9)	49.91
Rolled over in connection with the Merger – existing	(2,868.0)	50.58
Outstanding at November 15, 2007	-	$-
The total intrinsic value of stock options exercised during the period January 1, 2007 to November 15, 2007 was $73.5 million, compared to $86.0 million for the year ended December 31, 2006.  Alltel received $62.1 million in cash from the exercise of stock options during the period January 1, 2007 to November 15, 2007.  The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements for the period January 1, 2007 to November 15, 2007 totaled $28.3 million.  Alltel paid $261.3 million in cash to settle the stock option awards in connection with the Merger.

Changes in non-vested stock options granted under the Predecessor stock-based compensation plans for the period January 1, 2007 to November 15, 2007 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2006	4,391.9	$45.89
Granted	1,601.4	61.66
Vested	(1,677.7)	44.60
Forfeited	(79.4)	47.76
Non-vested immediately prior to the merger	4,236.2	52.33
Adjustment to vest shares in connection with the Merger	(4,236.2)	52.33
Non-vested at November 15, 2007	-	$-

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans, Continued:
Predecessor Restricted Stock Awards – During each of the past four years, Alltel granted to certain senior management employees and non-employee directors restricted stock awards.  These awards had an aggregate fair value on the date of grant of $15.5 million in 2007, $18.6 million in 2006, $11.1 million in 2005 and $8.5 million in 2004.  The cost of the restricted stock awards was determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and was expensed ratably over the vesting period.  Prior to the acceleration of vesting in connection with the Merger, the restricted shares granted to employees in 2007, 2006 and 2004 would have vested in equal increments over a three-year period following the date of grant.  Certain awards granted in 2006, representing 96,000 shares, would have vested in increments of 40%, 30% and 30% over a five-year period beginning three years after the date of grant.  The restricted shares granted to employees in 2005 would have vested three years from the date of grant.  Restricted shares granted to non-employee directors would have vested one year from the date of grant.

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

As previously discussed, in connection with the Merger, all unvested restricted stock awards became fully vested and converted into the right to receive in cash the merger consideration.  The incremental expense resulting from the accelerated vesting of these restricted stock awards is included in the results of operations for the Predecessor period January 1 to November 15, 2007.

Non-vested restricted stock activity for the period January 1, 2007 to November 15, 2007 was as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Non-vested at December 31, 2006	487,552	$58.37
Granted	255,520	60.64
Vested	(128,607)	57.58
Forfeited	(3,833)	53.18
Non-vested immediately prior to the Merger	610,632	59.52
Adjustment to vest shares in connection with the Merger	(610,632)	59.52
Non-vested at November 15, 2007	-	$-

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Employee Benefit Plans:
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees.  In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005).  Prior to the Merger, the Company also maintained a supplemental executive retirement plan that provides unfunded, non-qualified supplemental retirement benefits to a select group of management employees.  In conjunction with the Merger, on November 15, 2007, the Company amended its supplemental executive retirement plan to provide for the termination of the plan and the lump-sum payout of the accrued retirement benefits to all participants on January 2, 2008.  In addition, Alltel has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits.  Alltel funds the accrued costs of these plans as benefits are paid.  The components of pension expense, including provision for executive retirement agreements, were as follows:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Benefits earned during the period	$ 1.0	$ 9.6	$ 16.4	$ 36.2
Interest cost on benefit obligation	2.5	11.2	35.2	56.3
Amortization of prior service cost	-	0.9	1.0	0.5
Recognized net actuarial loss	-	4.3	17.2	30.5
Special termination benefits	-	-	9.1	-
Losses (gains) from plan settlements and curtailments	(0.1)	118.6	3.6	2.5
Expected return on plan assets	(2.0)	(12.6)	(48.6)	(82.9
Net periodic benefit expense	$ 1.4	$ 132.0	$ 33.9	$ 43.1

Of the total pension expense presented in the table above, amounts allocated to discontinued operations totaled $20.0 million in 2006 and $15.1 million in 2005.  As further discussed in Note 15, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and merger of that wireline business with Valor.  Two former executive officers of Alltel, who were eligible to receive supplemental retirement benefits payable under the supplemental executive retirement plan, joined Windstream.  As a result, the supplemental executive retirement plan was amended to provide for the immediate pay out of the accrued supplemental retirement benefits earned by the two executives at the time the spin-off was consummated.  The special termination benefits paid to the two executives and the corresponding settlement and curtailment losses was included in the amount of pension expense allocated to discontinued operations in 2006.

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

Actuarial assumptions used to calculate the net periodic benefit expense were as follows:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended		Year Ended
	December 31,	November 15,	December 31,		December 31,
	2007	2007	2006		2005
Discount rate	6.31%	5.94%	6.12%	(a)	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%		8.50%
Rate of compensation increase	3.50%	3.50%	3.50%		3.50%

(a)
Reflects weighted average discount rate.  Expense for the period January 1, 2006 to June 30, 2006 calculated using discount rate of 5.80%.  Expense for the period July 1, 2006 to December 31, 2006 calculated using discount rate of 6.43%.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Employee Benefit Plans, Continued:
A summary of plan assets, projected benefit obligation and funded status of the defined benefit pension plans was as follows at December 31:

	Successor	Predecessor
(Millions)	2007	2006
Fair value of plan assets at beginning of year	$171.6	$1,013.1
Employer contributions	30.9	20.2
Transfer to Windstream due to spin-off of wireline business	(0.4)	(851.2)
Settlements	(27.9)	(16.9)
Actual return on plan assets	11.5	38.2
Benefits paid	(6.5)	(31.8)
Fair value of plan assets at end of year	$179.2	$171.6
Projected benefit obligation at beginning of year	$217.5	$1,055.9
Benefits earned	10.6	16.4
Interest cost on projected benefit obligation	13.7	35.2
Special termination benefits	-	9.1
Plan amendments	112.0	3.2
Plan settlements and curtailments	(27.9)	(16.9)
Transfer to Windstream due to spin-off of wireline business	-	(790.9)
Actuarial gain	(16.8)	(62.7)
Benefits paid	(6.5)	(31.8)
Projected benefit obligation at end of year	$302.6	$217.5
Funded status – plan assets less than projected benefit obligation	$(123.4)	$(45.9)
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$31.2	$20.3
Current liabilities	(145.7)	(3.4)
Noncurrent liabilities	(8.9)	(62.8)
	$(123.4)	$(45.9)
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$-	$(7.6)
Net actuarial loss	(0.8)	(34.6)
	$(0.8)	$(42.2)

Employer contributions and benefits paid in the above table included amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 is estimated to be less than $0.1 million.

The total accumulated benefit obligation for all of the defined benefit pension plans was $298.7 million and $201.7 million at December 31, 2007 and 2006, respectively.  For the supplemental retirement pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were both $154.6 million at December 31, 2007.  Comparatively, the projected benefit obligation and accumulated benefit obligation for these plans were $66.2 million and $55.8 million at December 31, 2006, respectively.  There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid.

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Successor	Predecessor
(Millions)	2007	2006
Discount rate	6.55%	5.94%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Employee Benefit Plans, Continued:
In developing the expected long-term rate of return assumption, Alltel evaluated historical investment performance and input from its investment advisors.  Projected returns by such advisors were based on broad equity and bond indices.  The Company also considered the pension plan’s historical returns since 1975 of 10.9 percent.  The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent.

The asset allocation at December 31, 2007 and 2006 and target allocation for 2008 for the Company’s qualified defined benefit pension plan by asset category were as follows:

		Percentage of Plan Assets
	Target	At December 31:
	Allocation	Successor	Predecessor
Asset Category	2008	2007	2006
Equity securities	62.5% – 77.5%	72.4%	72.3%
Fixed income securities	15.0% – 35.0%	25.9%	25.3%
Money market and other short-term interest bearing securities	0.0% – 7.5%	1.7%	2.4%
		100.0%	100.0%

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

Estimated future employer contributions and benefit payments were as follows as of December 31, 2007:

Pension
(Millions)	Benefits
Expected employer contributions for 2008	$148.9
Expected benefit payments:
2008	$148.9
2009	4.3
2010	4.7
2011	5.0
2012	5.5
2013 – 2017	39.7

The expected employer contribution for pension benefits consists solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans and includes payment of $145.0 million in accrued benefits paid to participants on January 2, 2008 in connection with a plan termination, as previously discussed.  Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2008.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.  Expected benefit payments include amounts to be paid from the plans or directly from Company assets.

The Company provides postretirement healthcare and life insurance benefits for eligible employees.  Employees share in the cost of these benefits.  In connection with the wireline spin-off, Alltel transferred to Windstream a substantial portion of the Alltel postretirement benefit plan representing the accumulated benefit obligation attributable to the active and retired employees of the wireline business who transferred to Windstream.  The amount of the accumulated benefit obligation transferred to Windstream was determined by an independent actuary and totaled $222.5 million.  Following the wireline spin-off, the portion of the postretirement plan retained by Alltel is not significant to the Company’s consolidated results of operations, cash flows or financial position as further described below.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Employee Benefit Plans, Continued:
Postretirement benefit expense amounted to $0.1 million for the period November 16, 2007 to December 31, 2007, $2.2 million for the period January 1, 2007 to November 15, 2007 and $11.7 million and $23.9 million for the years ended December 31, 2006 and 2005, respectively.  Of the total postretirement benefit expense incurred, amounts allocated to discontinued operations totaled $10.3 million in 2006 and $16.7 million in 2005.  The projected benefit obligation of the postretirement benefit plan was $7.8 million and $7.5 million at December 31, 2007 and 2006, respectively.  There are no assets held in the postretirement benefit plan, as the Company funds the accrued costs of the plan as benefits are paid.

Alltel has a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees.  The amount of profit-sharing contributions to the plan is determined annually by the Company’s Board of Directors.  Profit-sharing expense amounted to $1.4 million for the period November 16, 2007 to December 31, 2007, $12.0 million for the period January 1, 2007 to November 15, 2007 and $13.5 million and $23.1 million for the years ended December 31, 2006 and 2005, respectively.  Of the total profit-sharing expense recorded, amounts allocated to discontinued operations totaled $2.6 million in 2006 and $4.4 million in 2005.  The Company also sponsors an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all full-time employees.  Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified by the plan.  Prior to January 1, 2006, Alltel made annual contributions to the plan.  Effective January 1, 2006, the plan was amended to provide for an employer matching contribution of up to 4 percent of a participant’s pretax contributions to the plan.  Expense recorded by Alltel related to the 401(k) plan amounted to $2.2 million for the period November 16, 2007 to December 31, 2007, $20.6 million for the period January 1, 2007 to November 15, 2007 and $21.6 million and $7.0 million for the years ended December 31, 2006 and 2005, respectively.  Of the total expense recorded, amounts allocated to discontinued operations totaled $4.3 million in 2006 and $1.3 million in 2005.

11.	Integration Expenses, Restructuring and Other Charges:
Integration expenses, restructuring and other charges recorded during the Successor period from November 16, 2007 to December 31, 2007 were as follows:

(Millions)
Merger-related expenses	$5.2
Total integration expenses, restructuring and other charges	$5.2

Alltel incurred $5.2 million of incremental expenses related to the completion of the Merger, which included insurance premiums of $4.2 million to obtain retroactive indemnification coverage for departing directors and officers for events that occurred prior to the Merger and $1.0 million in employee retention bonuses.  These expenses increased the reported net loss in the period November 16, 2007 to December 31, 2007 by $3.2 million.

Integration expenses, restructuring and other charges recorded during the Predecessor periods from January 1, 2007 to November 15, 2007 were as follows:

	First	Second	Third	Oct. 1 -
(Millions)	Quarter	Quarter	Quarter	Nov. 15	Total
Severance and employee benefit costs	$3.7	$0.7	$0.3	$(0.2)	$4.5
Rebranding and signage costs	0.1	0.3	3.9	1.1	5.4
Computer system conversion and other integration expenses	2.5	1.9	1.7	0.5	6.6
Lease termination costs	-	-	2.6	-	2.6
Merger-related expenses	-	33.1	2.5	612.3	647.9
Total integration expenses, restructuring and other charges	$6.3	$36.0	$11.0	$613.7	$667.0

During 2007, Alltel incurred $12.0 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company completed during the fourth quarter of 2007.  In connection with the closing of two call centers, Alltel also recorded severance and employee benefit costs of $4.5 million and lease termination fees of $2.6 million.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Integration Expenses, Restructuring and Other Charges, Continued:
As previously discussed in Note 2, on November 16, 2007, Alltel was acquired by two private investment firms.  In connection with the Merger, Alltel incurred $647.9 million of incremental costs, which included financial advisory, legal, accounting, regulatory filing, and other fees of $177.6 million, stock-based compensation expense of $63.8 million related to the accelerated vesting of employee stock option and restricted stock awards (see Note 9), a curtailment charge of $118.6 million resulting from the termination and payout of the supplemental executive retirement plan (see Note 10), and additional compensation-related costs of $287.9 million primarily related to change-in-control payments to certain executives, bonus payments and related payroll taxes.  Included in the amounts listed above are consulting fees of $75.6 million paid to affiliates of the Sponsors (see Note 2) and attorneys’ fees and expenses incurred in connection with the settlement of certain shareholder lawsuits as further discussed in Note 17.  The integration expenses, restructuring and other charges decreased net income $511.5 million in the period January 1, 2007 to November 15, 2007.

Integration expenses, restructuring and other charges recorded during the year ended December 31, 2006 were as follows:

(Millions)
Rebranding and signage costs	$9.3
Computer system conversion and other integration expenses	4.4
Total integration expenses, restructuring and other charges	$13.7

During the fourth quarter of 2006, Alltel incurred $2.9 million of integration expenses related to its purchase of Midwest Wireless completed on October 3, 2006 and its acquisitions of wireless properties in Illinois, Texas and Virginia completed during the second quarter of 2006.  These expenses consisted of branding and signage costs of $1.0 million and computer system conversion and other integration expenses of $1.9 million.  In the first quarter of 2006, the Company incurred $10.8 million of integration expenses related to its acquisition of Western Wireless.  These expenses consisted of $8.3 million of rebranding and signage costs and $2.5 million of system conversion and other integration costs.  The system conversion and other integration expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during March 2006.  The integration expenses, restructuring and other charges decreased net income $8.4 million in 2006.

Integration expenses, restructuring and other charges recorded during the year ended December 31, 2005 were as follows:

(Millions)
Computer system conversion and other integration expenses	$22.3
Relocation costs	0.7
Total integration expenses, restructuring and other charges	$23.0

In connection with the exchange of wireless assets with AT&T and purchase of wireless properties in Alabama and Georgia, the Company incurred $18.5 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets.  Alltel also incurred $4.5 million of integration expenses related to its acquisition of Western Wireless, primarily consisting of computer system conversion and other integration costs.  These expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other programming costs incurred in converting Western Wireless’ customer billing and operational support systems to Alltel’s internal systems, a process which was completed during the first quarter of 2006, as discussed above.  The integration expenses, restructuring and other charges decreased net income $14.0 million in 2005.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Integration Expenses, Restructuring and Other Charges, Continued:
The following is a summary of activity related to the liabilities associated with the Company’s integration expenses, restructuring and merger-related charges:

(Millions)
Predecessor:
Balance at December 31, 2005	$0.2
Integration expenses, restructuring and other charges recorded during the period	13.7
Cash outlays during the period	(13.8)
Balance at December 31, 2006	0.1
Integration expenses, restructuring and other charges recorded during the period	667.0
Cash outlays during the period	(106.5)
Other adjustments	(6.0)
Balance at November 15, 2007	$554.6
Successor:
Balance at November 16, 2007	$554.6
Integration expenses, restructuring and other charges recorded during the period	5.2
Cash outlays during the period	(377.5)
Balance at December 31, 2007	$182.3

As of December 31, 2007, the remaining unpaid liability related to the Company’s integration, restructuring and merger-related activities consisted of severance and employee benefit costs of $1.5 million, lease termination fees of $0.2 million and fees and expenses associated with the Merger of $180.6 million and is included in other current liabilities in the accompanying consolidated balance sheet.  Of the total unpaid liability related to the Merger, approximately $168.1 million representing accrued supplemental retirement benefits and related payroll taxes was paid on January 2, 2008, in connection with the termination of the supplemental executive retirement plan previously discussed.

12.	Investments – Special Cash Dividend:
On March 28, 2005, Alltel received a special $10 per share cash dividend from Fidelity National Financial Inc. (“Fidelity National”) totaling $111.0 million, related to the shares of Fidelity National common stock received as partial consideration for the sale of the Company’s financial services business to Fidelity National on April 1, 2003.  As further discussed in Note 13, on April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock.  The effect of the special dividend is included in other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2005 and increased net income $69.8 million.

13.	Gain on Exchange or Disposal of Assets and Other:
Through its merger with Western Wireless, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in the Predecessor period January 1, 2007 to November 15, 2007.

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

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Gain on Exchange or Disposal of Assets and Other, Continued:
As previously discussed in Note 4, on April 15, 2005, Alltel and AT&T exchanged certain wireless assets.  Primarily as a result of certain minority partners’ rights-of-first-refusal, three of the wireless partnership interests to be exchanged between Alltel and AT&T were not completed until July 29, 2005.  As a result of completing the exchange transactions, Alltel recorded pretax gains of $127.5 million in the second quarter of 2005 and $30.5 million in the third quarter of 2005.  On April 6, 2005, Alltel completed the sale of all of its shares of Fidelity National common stock for approximately $350.8 million and recognized a pretax gain of approximately $75.8 million.  On April 8, 2005, Alltel redeemed all of the issued and outstanding 7.50 percent senior notes due March 1, 2006, representing an aggregate principal amount of $450.0 million.  Concurrent with the debt redemption, Alltel also terminated the related pay variable/receive fixed, interest rate swap agreement that had been designated as a fair value hedge against the $450.0 million senior notes.  In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of approximately $15.0 million.  These transactions increased net income $136.7 million in 2005.

14.	Income Taxes:
Income tax expense (benefit) was as follows:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Current:
Federal	$(13.0)	$277.2	$280.6	$301.3
State	(4.5)	28.8	77.6	24.3
	(17.5)	306.0	358.2	325.6
Deferred:
Federal	(41.1)	39.7	113.1	85.1
State	(5.9)	25.8	3.7	13.8
	(47.0)	65.5	116.8	98.9
	$(64.5)	$371.5	$475.0	$424.5

Current federal and state income tax expense for the period January 1, 2007 to November 15, 2007 reflected the significant decrease in income before taxes from 2006 primarily attributable to the merger-related expenses incurred by the Company (see Note 11).  In addition, current federal income tax expense for the Predecessor period of 2007 was adversely affected by the absence of tax benefits associated with the termination fees incurred in the third quarter of 2006 in connection with the early termination of debt and a related interest rate swap agreement (see Note 13).  Both current and deferred federal income tax expense for the Predecessor period of 2007 were also affected by the absence of a federal net operating loss carryforward benefit that had been utilized during 2006.  Both current and deferred state income tax expense for the Predecessor period of 2007 were impacted by the utilization of certain state net operating loss carryforwards.  Current and deferred federal and state income tax expense for the Predecessor period of 2007 also reflected the payout of deferred and long-term compensation arrangements to management employees and the termination of the supplemental executive retirement plan in connection with the Merger.  Deferred federal income tax expense for the Predecessor period of 2007 included the effects of timing differences between amounts recorded in the financial statements and reported for income tax purposes, principally attributable to differences in depreciation and amortization expense, as well as the adverse effects resulting from the derecognition of deferred tax assets in connection with the reversal of income tax contingency reserves further discussed below.  The current and deferred federal and state income tax benefits realized for the period November 16, 2007 to December 31, 2007 reflected the net operating loss sustained primarily due to higher interest costs and increased depreciation and amortization expense following the completion of the Merger.

Deferred income tax expense increased in 2006 primarily due to an increase in the amount of temporary differences recorded for depreciation expense in the financial statements and depreciation expense recorded for income tax purposes.  Deferred income tax expense for all periods reflected the effects of no longer amortizing indefinite-lived intangible assets for financial statement purposes in accordance with SFAS No. 142.  These intangible assets continue to be amortized for income tax purposes.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Income Taxes, Continued:
Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
	2007	2007	2006	2005
Statutory federal income tax rates	35.0%	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	4.0	5.4	4.1	2.1
Adjustments to income tax liabilities including contingency reserves	-	(2.7)	(2.2)	(0.7)
Tax exempt interest income	-	(0.5)	(1.2)	(0.3)
Non-deductible costs associated with the acquisition of Alltel	-	18.6	-	-
Non-deductible loss on debt exchange	-	-	0.7	-
Other items, net	(0.7)	0.5	0.2	0.5
Effective income tax rates	38.3%	56.3%	36.6%	36.6%

The effective tax rate is based on expected income statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates.  Significant judgment is necessary in evaluating the Company’s tax positions.  Alltel is routinely audited by federal and state taxing authorities.  The outcome of these audits may result in Alltel being assessed taxes in addition to amounts previously paid.  Accordingly, Alltel maintains tax contingency reserves for such potential assessments.  The reserves are adjusted, from time to time, based upon changing facts and circumstances, such as the progress of a tax audit.  The effective income tax rate reflects changes to the tax contingency reserves that the Company considers appropriate, as well as related interest charges.  Significant or unusual items, such as the taxes related to the sale of a business, are separately recognized in the period in which they occur.

During the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million.  The effective income tax rates in both 2007 periods were adversely affected by the non-deductibility for both federal and state income tax purposes of $350.2 million in expenses incurred by Alltel in connection with the Merger (see Note 11).  The effective income tax rates in both 2007 periods also reflected lower tax benefits derived from tax-exempt interest income resulting from an a significant reduction in Alltel’s average daily cash balance when compared to 2006.

On October 10, 2006, Alltel entered into a closing agreement with the Internal Revenue Service (“IRS”) to settle all of its tax liabilities for the tax years 1997 through 2001.  On December 27, 2006, Alltel also reached an agreement with the IRS to settle all tax liabilities for the tax years 2002 and 2003.  In conjunction with these settlements, the Company reassessed its remaining income tax liabilities including its contingency reserves related to those tax years, and in the fourth quarter of 2006, Alltel recorded a $37.5 million reduction in its income tax liabilities to reflect the results of the IRS audits.  The adjustments included interest charges on potential assessments and amounts related to the wireline business spun-off on July 17, 2006 and the financial services division sold on April 1, 2003.  Pursuant to the terms of the distribution and sales agreements, Alltel retained all income tax liabilities related to the wireline business and financial services division for periods prior to the dates of disposition other than those related to the treatment of certain universal service funds and certain timing issues.  The adjustments to the tax liabilities resulted in a reduction in income tax expense associated with continuing operations of $29.9 million.  The adjustment of the tax contingency reserves related to the spun-off wireline business and sold financial services division of $7.6 million has been reported as discontinued operations in the accompanying consolidated financial statements.

The effective income tax rate in 2006 was adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange (see Note 13), partially offset by the favorable effects on income tax expense resulting from an increase in tax-exempt interest income compared to 2005.  The state income tax rate in 2005 reflected the reversal of valuation allowances related to certain state net operating loss carryforwards.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Income Taxes, Continued:
Alltel’s only significant tax jurisdiction is the U.S. federal tax jurisdiction.  As noted above, during the fourth quarter of 2006, Alltel entered into a final settlement with the IRS with respect to its federal income tax returns for the tax years 1997 through 2003.  During the second and third quarters of 2007, the statutes of limitations applicable to those tax years lapsed.  As of December 31, 2007, the audits and statutes of limitations applicable to Alltel’s federal income tax returns for the tax years 2004 through 2007 remained open.  As further discussed in Note 20, the audits related to the federal income tax returns for the 2004 and 2005 tax years were subsequently settled with the IRS in February 2008.  Alltel’s open tax years for state income tax jurisdictions range from 1999 to 2007.

As previously discussed in Note 3, effective January 1, 2007, Alltel adopted the provisions of FIN 48.  Upon adoption of FIN 48, Alltel had approximately $93.7 million of total gross unrecognized tax benefits.  In 2006, Alltel elected to participate in an IRS initiative undertaken to address certain implications of FIN 48.  In connection with that initiative, on January 30, 2007, Alltel entered into a Memorandum of Understanding with the IRS to settle two issues.  As a result of this action, in the first quarter of 2007, Alltel reduced its gross unrecognized tax benefits by $14.6 million and its gross deferred tax assets by $0.8 million. The corresponding effects of the reduction in unrecognized tax benefits (including interest and any related tax benefits) of $13.8 million resulted in an increase to additional paid-in capital of $7.7 million, a decrease in goodwill of $4.0 million and an increase to current income taxes payable of $2.1 million.  During the third quarter of 2007, Alltel reduced its gross unrecognized tax benefits by $30.4 million and the corresponding deferred tax assets by $10.6 million, primarily as a result of the expiration of certain state statutes of limitation.  The corresponding effects of the reduction in unrecognized tax benefits (including interest and any related tax benefits) resulted in a reduction in income tax expense associated with continuing operations of $33.8 million, as discussed above.

The following is a reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits:

(Millions)
Predecessor:
Balance at January 1, 2007	$93.7
Additions based on tax positions related to the current year	28.3
Reductions related to tax positions of prior years	(16.3)
Reductions for settlements and payments	(2.6)
Reductions due to statute expiration	(32.2)
Balance at November 15, 2007	$70.9
Successor:
Balance at November 16, 2007	$70.9
Additions based on tax positions related to the current year	-
Reductions related to tax positions of prior years	-
Reductions for settlements and payments	-
Reductions due to statute expiration	(3.5)
Balance at December 31, 2007	$67.4

As a result of the Merger and the application of purchase accounting, none of the unrecognized tax benefits at December 31, 2007 would, if recognized, affect Alltel’s effective tax rate in future periods.  As of December 31, 2007, Alltel believed that it was reasonably possible that approximately $30.0 million of gross unrecognized tax benefits for uncertain tax positions, related to both income inclusion and tax deductibility issues, would reverse in the following twelve months.  Of that amount, $5.2 million relates to expected adjustments in connection with the settlement of state audits, $21.9 million relates to expected federal and state tax payments and the balance relates to the lapsing of various statutes of limitations.  Under a tax sharing agreement signed in connection with the wireline spin-off, Windstream would be responsible for payment of approximately $20.4 million of the total liabilities recorded by Alltel.

Consistent with Alltel’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities are classified as income tax expense within the Company’s consolidated statements of operations.  The Company had accrued $28.7 million for the payment of interest and $0.6 million for the payment of penalties related to its gross unrecognized tax benefits as of January 1, 2007.  Including the effects of adjustments recorded during the first and third quarters of 2007 discussed above, Alltel has accrued $9.1 million for the payment of interest and $0.6 million for the payment of penalties related to its gross unrecognized tax benefits as of December 31, 2007.  During the year ended December 31, 2007, the Company recognized approximately $7.5 million in interest and penalties, of which $7.0 million was recognized in the Predecessor period.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Income Taxes, Continued:
The significant components of the net deferred income tax liability were as follows at December 31:

	Successor	Predecessor
(Millions)	2007	2006
Deferred tax assets:
Intangible asset	$ (781.5)	$ -
Operating loss carryforwards	(28.4)	(28.1)
Deferred financing costs	(24.8)	-
Allowance for doubtful accounts	(21.2)	(8.1)
Partnership investments	-	(29.9)
Deferred compensation	(1.8)	(32.4)
Pension and other employee benefits	(7.3)	(16.1)
Other	(62.2)	(37.0)
	(927.2)	(151.6)
Valuation allowance	16.8	18.8
Total deferred tax assets	(910.4)	(132.8)
Deferred tax liabilities:
Goodwill and other intangibles	2,305.8	740.9
Property, plant and equipment	641.8	398.6
Discount on long-term debt	175.4	-
Partnership investments	127.5	-
Deferred tower rental income	117.5	-
Capitalized software development costs	31.1	33.3
Unrealized holding gain on investments	-	32.2
Other	12.2	13.1
Total deferred tax liabilities	3,411.3	1,218.1
Net deferred income tax liability	$ 2,500.9	$ 1,085.3
Noncurrent deferred income tax liabilities	$ 2,542.7	$ 1,109.5
Less current deferred income tax assets (included in Prepaid expenses and other)	(41.8)	(24.2)
Net deferred income tax liability	$ 2,500.9	$ 1,085.3

At December 31, 2007, Alltel had available federal net operating loss carryforwards of approximately $2.3 million which will expire in 2023.  As of December 31, 2007 and 2006, the Company also had available tax benefits associated with state operating loss carryforwards of $26.1 million and $25.5 million, respectively, which expire annually in varying amounts to 2027.  The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.  The valuation allowance relates to certain state operating loss carryforwards, which may expire and not be utilized.  The valuation allowance decreased by $2.0 million in the Predecessor period of 2007 and was reflected in income tax from continuing operations.  As a result of the Merger and the application of purchase accounting, the portion of the valuation allowance at December 31, 2007 for which subsequently recognized tax benefits will be allocated to reduce goodwill is $16.6 million.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Discontinued Operations:
On November 7, 2007, Alltel signed a definitive agreement to sell one of its wireless markets, including licenses, customers and network assets for cash.  Alltel expects to complete this sale during the first half of 2008.  The fair value of the net assets held for sale was based upon the expected proceeds to be received by Alltel from the disposition of these operations.

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

As previously discussed in Note 13 above, on July 17, 2006, Alltel exchanged the Spinco Securities received in the spin-off transaction for certain of its outstanding debt securities.  Immediately after the consummation of the spin-off, Alltel Holding merged with and into Valor, with Valor continuing as the surviving corporation.  As a result of the merger, all of the issued and outstanding shares of Spinco common stock were converted into the right to receive an aggregate number of shares of common stock of Valor.  Valor issued in the aggregate approximately 403 million shares of common stock to Alltel stockholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of Spinco common stock outstanding as of the effective time of the merger.  Upon completion of the merger, Alltel stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, which is named Windstream, and the stockholders of Valor owned the remaining 15 percent of such equity interests.

In connection with the spin-off and merger of Alltel’s wireline business with Valor, Alltel incurred $25.7 million of incremental costs in 2006, primarily consisting of the $12.4 million of special termination benefits payable to the two executives and the corresponding settlement and curtailment losses previously discussed (see Note 10) and additional consulting and legal fees of $5.6 million.  The remaining expenses included internal payroll and employee benefit costs, contracted services, relocation expenses and other costs incurred in preparation of separating the wireline operations from Alltel’s internal customer billing and operational support systems.  The expenses incurred related to the spin-off transaction have been classified as discontinued operations.

During 2006 and prior to the spin-off, Alltel transferred to Spinco certain assets and liabilities related to the operations of Spinco’s business that were previously utilized or incurred on a shared basis with Alltel’s wireless business.  As previously discussed in Note 10, Alltel also transferred the portion of the Alltel defined pension and postretirement benefit plans attributable to the active and retired employees of the wireline business who transferred to Windstream.  As a result, Alltel transferred property, plant and equipment (net book value of $103.4 million), additional pension assets ($110.3 million) and other postretirement liabilities ($14.9 million), along with the associated deferred income taxes ($51.7 million).  Conversely, prior to the spin-off, Spinco transferred to Alltel certain income tax liabilities retained by Alltel pursuant to the distribution agreement in the amount of $41.4 million.  The distribution and related agreements with Windstream provide that Alltel and Windstream will provide each other with certain transition services for specified periods at negotiated prices.  In addition, Alltel will provide Windstream with interconnection, transport and other specified services at negotiated rates.  The agreements also provide for a settlement process, which could result in adjustments in future periods.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Discontinued Operations, Continued:
As a condition of receiving approval from the DOJ and the FCC for its October 3, 2006 acquisition of Midwest Wireless, on September 7, 2006, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota.  On December 13, 2006, Alltel announced a definitive agreement to sell these markets to Rural Cellular Corporation (“Rural Cellular”) for cash.  At December 31, 2006, the fair value of the net assets held for sale was based upon the expected proceeds to be received by Alltel from the disposition of these operations.

As discussed in Note 4, as a condition of receiving approval for the merger with Western Wireless from the DOJ and the FCC, Alltel agreed to divest certain wireless operations of Western Wireless in 16 markets in Arkansas, Kansas and Nebraska, as well as the Cellular One brand.  On December 19, 2005, Alltel completed an exchange of wireless properties with U.S. Cellular that included a substantial portion of the divestiture requirements related to the merger.  In December 2005, Alltel sold the Cellular One brand and during the first quarter of 2006, Alltel completed the sale of the remaining market in Arkansas to AT&T.  During 2005, Alltel completed the sales of Western Wireless’ international operations in the countries of Georgia, Ghana and Ireland for $570.3 million in cash.  During the second quarter of 2006, Alltel completed the sales of Western Wireless’ international operations in the countries of Austria, Bolivia, Côte d’Ivoire, Haiti, and Slovenia for approximately $1.7 billion in cash.  In connection with the sales of the international operations completed in the second quarter of 2006, Alltel recorded an after tax loss of $9.3 million.  There was no gain or loss realized upon the sales of the international operations in Georgia, Ghana and Ireland and the domestic markets in Arkansas, Kansas and Nebraska.

As a result of the above transactions, the wireline telecommunications business, the acquired international operations and interests of Western Wireless and the domestic markets to be divested by Alltel have been classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the properties identified for disposition in 2007 was not recorded subsequent to November 7, 2007, the date of Alltel’s agreement to sell these properties.  Depreciation of long-lived assets related to the international operations and the domestic markets to be divested in Arkansas, Kansas and Nebraska was not recorded subsequent to the completion of the Western Wireless merger on August 1, 2005.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.

The following table includes certain summary income statement information related to the wireline telecommunications business, international operations and the domestic markets to be divested reflected as discontinued operations for the periods indicated:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Revenues and sales	$0.4	$7.8	$1,839.3	$3,369.8
Operating expenses (a)	0.6	14.1	1,290.5	2,325.4
Operating income (loss)	(0.2)	(6.3)	548.8	1,044.4
Minority interest in consolidated entities	-	-	(6.0)	(5.9)
Other income (expense), net	(0.1)	1.4	0.9	11.6
Interest expense (b)	-	-	(9.1)	(19.4)
Loss on sale of discontinued operations	-	(0.2)	(14.8)	-
Income (loss) before income taxes	(0.3)	(5.1)	519.8	1,030.7
Income tax expense (benefit) (c)	(0.9)	(3.6)	214.1	427.4
Income (loss) from discontinued operations	$0.6	$(1.5)	$305.7	$603.3

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Discontinued Operations, Continued:
Notes to Summary Income Statement Information Related to Discontinued Operations:
(a)
Operating expenses for the Predecessor period January 1, 2007 to November 15, 2007 included impairment charges totaling $4.7 million to reflect the fair value less cost to sell of the properties identified for disposition in the fourth quarter in 2007 and the third quarter of 2006 and resulted in write-downs in the carrying values of goodwill and customer list allocated to these properties.  Operating expenses for 2006 included an impairment charge of $30.5 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested, and resulted in the write-down in the carrying values of goodwill ($25.9 million) and customer list ($4.6 million) allocated to these markets.  Operating expenses also exclude general corporate overhead expenses previously allocated to the wireline business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations”.  The amount of corporate overhead expenses added back to Alltel’s continuing operations totaled $7.0 million in 2006 and $42.1 million in 2005.

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

(c)
Income taxes for the Predecessor period January 1, 2007 to November 15, 2007 included an income tax benefit recorded in 2007 of $3.0 million resulting from a change in the estimate of tax benefits associated with transaction costs incurred in connection with the wireline spin-off and the reversal of income tax contingency reserves applicable to the sold financial services division due to the expiration of certain state statutes of limitation.  Includes an income tax benefit recorded in 2006 due to the reversal of $7.6 million of income tax contingency reserves attributable to the spun-off wireline business and sold financial services division. (See Note 14 for a further discussion of the reversal of income tax contingency reserves recorded in 2007 and 2006).

The net assets of the discontinued operations were as follows as of December 31:

	Successor	Predecessor
(Millions)	2007	2006
Current assets	$0.3	$4.3
Property, plant and equipment, net	2.9	19.6
Goodwill and other intangible assets (a) (b)	4.1	25.9
Non-current assets	7.0	45.5
Total assets related to discontinued operations	$7.3	$49.8
Current liabilities	$0.2	$2.8
Total liabilities related to discontinued operations	$0.2	$2.8

Notes:
(a)	At December 31, 2007, this amount consisted of cellular licenses ($3.0 million) and customer list ($1.1 million) related to the properties to be sold.

(b)
At December 31, 2006, this amount consisted of goodwill ($3.7 million), cellular licenses ($21.5 million) and customer list ($0.7 million) related to the four Minnesota markets required to be divested.

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Other Comprehensive Income (Loss):
Other comprehensive income (loss) was as follows for the periods indicated:

	Successor	Predecessor
	November 16 -	January 1 -	Year Ended	Year Ended
	December 31,	November 15,	December 31,	December 31,
(Millions)	2007	2007	2006	2005
Unrealized losses on hedging activities:
Unrealized losses arising in the period	$(9.3)	$-	$-	$-
Income tax benefit	(3.6)	-	-	-
	(5.7)	-	-	-
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising in the period	-	(1.1)	23.4	(126.7)
Income tax expense (benefit)	-	(0.4)	8.2	(44.4)
	-	(0.7)	15.2	(82.3)
Reclassification adjustments for (gains) losses included in net income for the period	-	(56.5)	-	(75.8)
Income tax expense (benefit)	-	19.7	-	26.5
	-	(36.8)	-	(49.3)
Net unrealized gains (losses) in the period	-	(57.6)	23.4	(202.5)
Income tax expense (benefit)	-	(20.1)	8.2	(70.9)
	-	(37.5)	15.2	(131.6)
Foreign currency translation adjustment:
Translation adjustment for the period	-	-	(2.1)	(4.1)
Reclassification adjustments for losses included in net income for the period	-	-	4.9	0.8
	-	-	2.8	(3.3)
Defined benefit pension plans:
Prior service credit arising during the period	-	6.6	-	-
Net actuarial gain arising during the period	0.8	12.4	-	-
Less amounts included in net periodic benefit cost:
Amortization of prior service cost	-	0.9	-	-
Amortization of net actuarial loss	-	4.3	-	-
	0.8	24.2	-	-
Income tax expense	0.3	9.4	-	-
	0.5	14.8	-	-
Other postretirement benefit plan:
Net actuarial loss arising during the period	(0.1)	(1.7)
Less amortization of net actuarial loss included in net periodic benefit cost	-	0.3	-	-
	(0.1)	(1.4)	-	-
Income tax expense	-	(0.6)	-	-
	(0.1)	(0.8)	-	-

Other comprehensive income (loss) before tax	(8.6)	(34.8)	26.2	(205.8)
Income tax expense (benefit)	(3.3)	(11.3)	8.2	(70.9)
Other comprehensive income (loss)	$(5.3)	$(23.5)	$18.0	$(134.9)

The components of accumulated other comprehensive income (loss) were as follows as of December 31:

	Successor	Predecessor
(Millions)	2007	2006
Unrealized holding gains on investments	$-	$37.5
Unrealized losses on hedging activities	(5.7)	-
Defined benefit pension plans	0.5	(25.8)
Other postretirement benefit plan	(0.1)	(2.2)
Accumulated other comprehensive income (loss)	$(5.3)	$9.5

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and Contingencies:
Litigation – Subsequent to the announcement of the merger agreement, Alltel, its directors, and in certain cases the Sponsors (or entities purported to be affiliates thereof), were named in sixteen putative class actions alleging claims for breach of fiduciary duty and aiding and abetting such alleged breaches arising out of the proposed sale of Alltel.  Eight of the complaints were filed in the Circuit Court of Pulaski County, Arkansas and were subsequently consolidated into one class action complaint for breach of fiduciary duty.  The other eight complaints were filed in the Delaware Court of Chancery and were also consolidated into one complaint.

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

On July 19, 2007, the parties in the shareholder litigation entered into a memorandum of understanding contemplating the settlement of the litigation described above.  Shareholders of Alltel who are members of the class expected to be certified in the shareholder litigation will receive written notice of the terms of the proposed settlement.  Among other things, the memorandum of understanding provides that: (1) the termination fee payable under certain circumstances by Alltel to Parent is waived to the extent it exceeds $550 million; (2) certain additional disclosures were made in the proxy statement filed with the SEC on July 24, 2007 asking shareholders to approve the merger transaction; and (3) shares personally owned by Scott Ford and Warren Stephens were voted in the same proportion in favor, against and abstaining as all votes cast other than with respect to such shares at the special shareholders’ meeting held on August 29, 2007.  Alltel also agreed that, at a regularly scheduled meeting of its board of directors on July 19, 2007, the board would request and receive oral advice from JPMorgan and Merrill Lynch concerning whether they had learned of any matter that would cause them to withdraw or modify their fairness opinions.  At the July 19, 2007 board of directors’ meeting, JPMorgan and Merrill Lynch advised the board that, taking into consideration the types of factors and analyses considered in rending their May 20, 2007 opinions, they were aware of no matter, during the period since May 20, 2007, that would cause them to withdraw or modify their fairness opinions.  Certain provisions of the proposed settlement and the memorandum of understanding are subject to court approval.  In connection with the settlement, Alltel agreed to pay certain attorneys’ fees and expenses.  These amounts have been included in integration expenses, restructuring and other charges in the Predecessor consolidated statement of operations for the period January 1, 2007 to November 15, 2007. (See Note 11).

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and Contingencies (Continued):
On June 25, 2007, T-Mobile Austria Holding GmbH (“TMA Holding”) provided to the Company notice of warranty claims against Western Wireless International Austria Corporation (“WWI”), a wholly-owned subsidiary of Alltel, related to an August 10, 2005 purchase agreement, between T-Mobile Global Holding Nr.3 GmbH, T-Mobile Austria GmbH and WWI.  Alltel completed the sale of WWI’s operations in Austria to T-Mobile Austria GmbH on April 28, 2006.  On December 19, 2007, T-Mobile formally filed for arbitration with the International Court of Arbitration of the International Chamber of Commerce, Zurich, Switzerland.  T-Mobile initiated arbitration of certain warranty claims arising under the agreement whereby it purchased the shares of the WWI company, “tele.ring,” that conducted business in Austria.  The claims relate to the valuation of the “Backbone Rights of Use” and non-compliance with local Austrian regulations for antennae sites.  T-Mobile requests damages of €120.9 million, or approximately $178.7 million, at current exchange rates.  Alltel, on behalf of itself and its affiliates WWI and Western Wireless, is vigorously defending the claims and believes they are without merit.  Accordingly, as of December 31, 2007, Alltel has not recorded a reserve for any loss that could result from the ultimate resolution of this matter.

Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for cell site tower space, network facilities, real estate, office space and equipment were as follows as of December 31, 2007:

Year	(Millions)
2008	$190.1
2009	150.8
2010	110.8
2011	78.1
2012	43.2
Thereafter	159.7
Total	$732.7

Rental expense amounted to $38.1 million for the period November 16, 2007 to December 31, 2007, $245.3 million for the period January 1, 2007 to November 15, 2007 and $306.5 million and $213.5 million for the years ended December 31, 2006 and 2005, respectively.  There are no provisions within the Company’s leasing agreements that would trigger acceleration of future lease payments.

18.	Agreement to Lease Cell Site Towers:
In 2000, Alltel signed a definitive agreement with American Tower Corporation (“American Tower”) to lease to American Tower certain of the Company’s cell site towers in exchange for cash paid in advance.  Under terms of the fifteen-year lease agreement, American Tower assumed responsibility to manage, maintain and remarket the remaining space on the towers, while Alltel maintained ownership of the cell site facilities.  Alltel is obligated to pay American Tower a monthly fee for management and maintenance services for the duration of the agreement amounting to $1,200 per tower per month, subject to escalation not to exceed five percent annually.  American Tower has the option to purchase the towers for additional consideration totaling $42,844 per tower in cash or, at Alltel’s election, 769 shares of American Tower Class A common stock per tower at the end of the lease term.  Upon completion of this transaction, the Company had leased 1,773 cell site towers to American Tower and received proceeds of $531.9 million.  Proceeds from this leasing transaction were recorded by Alltel as deferred rental income and had been recognized as service revenues on a straight-line basis over the fifteen-year lease term.  As of the closing date of the Merger and Financing Transactions, Alltel eliminated the remaining deferred rental income of $292.1 million and the corresponding amount of deferred leasing costs of $12.8 million in accordance with EITF No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” because Alltel had no legal performance obligations associated with these deferred balances.  For income tax purposes, the deferred rental income and related deferred leasing costs will continue to be amortized over the remaining lease term within the Company’s consolidated federal and state income tax returns.  Deferred rental income was as follows at December 31, 2006:

(Millions)
Deferred rental income – current (included in other current liabilities)	$35.5
Deferred rental income – long-term (included in other liabilities)	301.7
Total deferred rental income	$337.2

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Quarterly Financial Information - (Unaudited):

	For the year ended December 31, 2007
		Successor	Predecessor
		Nov. 16 -	Oct. 1 -	Third	Second	First
(Millions)	Total	Dec. 31	Nov. 15	Quarter	Quarter	Quarter
Revenues and sales	$8,803.1	$1,132.9	$1,135.1	$2,281.5	$2,175.1	$2,078.5
Operating income (loss)	$806.4	$90.7	$(451.1)	$434.0	$378.5	$354.3
Income (loss) from continuing operations, net of tax	$184.1	$(104.0)	$(419.4)	$278.7	$198.5	$230.3
Income (loss) from discontinued operations, net of tax	(0.9)	0.6	(2.4)	3.9	(2.8)	(0.2)
Net income (loss)	$183.2	$(103.4)	$(421.8)	$282.6	$195.7	$230.1

Notes to Quarterly Financial Information:
A.
During the Successor period November 16, 2007 to December 31, 2007, Alltel incurred $5.2 million of incremental expenses related to the completion of the Merger, which included insurance premiums of $4.2 million to obtain retroactive indemnification coverage for departing directors and officers for events that occurred prior to the Merger and $1.0 million in employee retention bonuses.  These expenses increased the reported net loss in the period by $3.2 million. (See Note 11).

B.
During the period October 1, 2007 to November 15, 2007, Alltel incurred $1.4 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia, consisting of branding, signage and system conversion costs.  In connection with its acquisition by two private investment firms, Alltel incurred $612.3 million of incremental costs, which included financial advisory, legal, accounting, regulatory filing, and other fees of $142.0 million, stock-based compensation expense of $63.8 million related to the accelerated vesting of employee stock option and restricted stock awards, a curtailment charge of $118.6 million resulting from the termination and payout of the supplemental executive retirement plan, and additional compensation-related costs of $287.9 million primarily related to change-in-control payments to certain executives, bonus payments and related payroll taxes. These charges increased the reported net loss in the period by $466.9 million. (See Note 11).

C.
During the third quarter of 2007, Alltel incurred $5.6 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia, consisting of branding, signage and system conversion costs.  Alltel also incurred $0.3 million of severance and employee benefit costs and lease termination fees of $2.6 million related to the closing of two call centers.  In connection with its acquisition by two private investment firms, Alltel incurred $2.5 million of incremental costs during the third quarter of 2007, principally consisting of financial advisory, legal and regulatory filing fees. The integration expenses and other charges decreased net income $7.6 million. (See Note 11).  During the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million. (See Note 14).

D.
During the second quarter of 2007, Alltel incurred $2.2 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia, consisting of branding, signage and system conversion costs.  Alltel also incurred $0.7 million of severance and employee benefit costs related to the closing of two call centers.  In connection with its acquisition by two private investment firms, Alltel incurred $33.1 million of incremental costs during the second quarter of 2007, principally consisting of financial advisory, legal and regulatory filing fees. The integration expenses and other charges decreased net income $34.9 million. (See Note 11).

E.
During the first quarter of 2007, Alltel incurred $2.6 million of integration expenses related to its 2006 acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia.  The integration expenses primarily consisted of branding, signage and system conversion costs.  Alltel also incurred $3.7 million of severance and employee benefit costs related to a planned workforce reduction in connection with the closing of two call centers.  These expenses decreased net income $3.9 million. (See Note 11).  During the first quarter of 2007, Alltel recorded a pretax gain of $56.5 million related to the sale of marketable equity securities acquired by the Company through its merger with Western Wireless.  This transaction increased net income $36.8 million. (See Note 13).

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Quarterly Financial Information - (Unaudited), Continued:

	Predecessor
	For the year ended December 31, 2006
		Fourth	Third	Second	First
(Millions)	Total	Quarter	Quarter	Quarter	Quarter
Revenues and sales	$7,884.0	$2,088.2	$2,007.3	$1,945.2	$1,843.3
Operating income	$1,357.6	$363.8	$358.0	$343.8	$292.0
Income from continuing operations, net of tax	$823.7	$235.8	$165.3	$288.4	$134.2
Income (loss) from discontinued operations, net of tax	305.7	(19.9)	21.9	140.5	163.2
Net income	$1,129.4	$215.9	$187.2	$428.9	$297.4

Notes to Quarterly Financial Information:
F.
During the fourth quarter of 2006, Alltel incurred $2.9 million of integration expenses related to its acquisitions of Midwest Wireless and wireless properties in Illinois, Texas and Virginia.  These expenses primarily consisted of branding, signage and computer system conversion costs.  These expenses decreased net income $1.8 million. (See Note 11).  During the fourth quarter of 2006, Alltel recorded a $37.5 million adjustment to its income tax liabilities including its contingency reserves to reflect the settlement with the IRS of all of the Company’s tax liabilities related to its consolidated federal income tax returns for the years 1997 through 2003.  The effects of the adjustment to the income tax liabilities resulted in a decrease in income tax expense from continuing operations of $29.9 million and a reduction in income tax expense from discontinued operations of $7.6 million. (See Note 14).  Loss from discontinued operations included an impairment charge of $30.5 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested.  The effects of the impairment charge decreased income from discontinued operations $28.7 million.  (See Note 15).

G.
During the third quarter of 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt and terminated a related interest rate swap agreement.  In connection with the early termination of the debt and interest rate swap agreement, Alltel incurred net pretax termination fees of $23.0 million.  Following the spin-off of the wireline business, Alltel completed a debt exchange in which the Company transferred to two investment banks certain debt securities received in the spin-off transaction in exchange for certain Alltel debt securities.  In completing the tax-free debt exchange, Alltel incurred a loss of $27.5 million.  These transactions decreased net income $38.8 million.     (See Note 13).

H.
During the second quarter of 2006, Alltel recorded a pretax gain of $176.6 million related to the liquidation of its investment in RTB Class C stock. This gain increased net income $107.6 million. (See Note 13).

I.
During the first quarter of 2006, Alltel incurred $10.8 million of integration expenses in connection with its acquisition of Western Wireless.  The integration expenses primarily consisted of branding, signage and system conversion costs.  These expenses decreased net income $6.6 million. (See Note 11).

20.	Subsequent Event:
On February 7, 2008, the Company reached an agreement with the IRS to settle all tax liabilities related to its consolidated federal income tax returns for the fiscal years 2004 and 2005.  In connection with this settlement, the Company will pay additional taxes and interest totaling $7.5 million, the majority of which is the responsibility of Windstream pursuant to the tax sharing agreement, previously discussed.