Form 10-Q
period 2008-03-31
ALLTEL CORP
filed 2008-05-15
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
           ☐  YES   ☒  NO

The Registrant is a privately-held corporation, and accordingly, none of its voting stock is held by non-affiliates.
As of March 31, 2008, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding were 454,000,122.

The Exhibit Index is located on page 36.

ALLTEL CORPORATION
FORM 10-Q

Page No.

*             No reportable information under this item.

Forward-Looking Statements
This Report on Form 10-Q includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Alltel Corporation (“Alltel” or the “Company”) and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events and results.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Alltel disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.  Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by Alltel; the extent, timing, and overall effects of competition in the communications business; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; failure of our suppliers, contractors and third-party retailers to provide the agreed upon services; changes in communications technology; the effects of a high rate of customer churn; the risks associated with the integration of acquired businesses or any potential future acquired businesses; adverse changes in the terms and conditions of the wireless roaming agreements of Alltel; our withdrawal from the bidding for licenses in the 700 MHz spectrum auction; potential increased costs due to perceived health risks from radio frequency emissions; the effects of declines in operating performance, including impairment of certain assets; risks relating to the renewal and potential revocation of our wireless licenses; potential higher than anticipated inter-carrier costs; potential increased credit risk from first-time wireless customers; the potential for adverse changes in the ratings given to Alltel’s debt securities by nationally accredited ratings organizations; risks relating to our substantially increased indebtedness following the Merger (as defined herein) and related transactions, including a potential inability to generate sufficient cash to service our debt obligations, and potential restrictions on the Company’s operations contained in its debt agreements; potential conflicts of interest and other risks relating to the Sponsors (as defined herein) having control of the Company; loss of the Company’s key management and other personnel or inability to attract such management and other personnel; the effects of litigation, including relating to telecommunications technology patents and other intellectual property; the effects of federal and state legislation, rules, and regulations governing the communications industry; and potential unforeseen failure of the Company’s technical infrastructure and system.  In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	March 31,	December 31,
Assets	2008	2007
Current Assets:
Cash and short-term investments	$1,031.6	$833.3
Accounts receivable (less allowance for doubtful
accounts of $49.2 and $32.6, respectively)	799.9	831.1
Inventories	167.4	196.0
Prepaid expenses and other	128.9	142.8
Assets related to discontinued operations	0.4	0.3
Total current assets	2,128.2	2,003.5
Investments	535.2	536.1
Goodwill	16,945.3	16,917.4
Other intangibles	6,599.4	6,784.6
Property, Plant and Equipment:
Land	255.6	251.1
Buildings and improvements	860.6	836.4
Operating plant and equipment	3,801.9	3,650.3
Information processing	403.1	368.8
Furniture and fixtures	106.0	99.8
Under construction	259.2	360.1
Total property, plant and equipment	5,686.4	5,566.5
Less accumulated depreciation	499.1	164.9
Net property, plant and equipment	5,187.3	5,401.6
Other assets	444.9	485.3
Assets related to discontinued operations	6.9	7.0
Total Assets	$31,847.2	$32,135.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$289.7	$140.1
Accounts payable	519.2	603.6
Advance payments and customer deposits	208.0	195.9
Accrued taxes	121.9	120.4
Accrued interest	162.4	187.1
Other current liabilities	162.4	271.9
Liabilities related to discontinued operations	0.3	0.2
Total current liabilities	1,463.9	1,519.2
Long-term debt	23,347.0	23,374.7
Deferred income taxes	2,342.0	2,542.7
Other liabilities	542.4	266.4
Total liabilities	27,695.3	27,703.0
Shareholders’ Equity:
Common stock, par value $.01 per share, 550.0 million shares authorized,
454,000,122 shares issued and outstanding	4.5	4.5
Additional paid-in capital	4,539.1	4,536.7
Accumulated other comprehensive loss	(163.4)	(5.3)
Retained deficit	(228.3)	(103.4)
Total shareholders’ equity	4,151.9	4,432.5
Total Liabilities and Shareholders’ Equity	$31,847.2	$32,135.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended
	March 31,
(Millions)	2008	2007
	Successor	Predecessor
Revenues and sales:
Service revenues	$2,089.6	$1,880.1
Product sales	226.0	198.4
Total revenues and sales	2,315.6	2,078.5
Costs and expenses:
Cost of services (excluding depreciation of
$166.1 and $188.8, respectively, included below)	652.7	611.0
Cost of products sold	335.4	287.5
Selling, general, administrative and other	505.0	469.9
Depreciation and amortization	526.5	349.5
Integration expenses, restructuring and other charges	17.5	6.3
Total costs and expenses	2,037.1	1,724.2
Operating income	278.5	354.3

Equity earnings in unconsolidated partnerships	13.0	15.0
Minority interest in consolidated partnerships	(8.2)	(9.7)
Other income, net	14.1	7.7
Interest expense	(496.5)	(46.7)
Gain on disposal of assets	-	56.5

Income (loss) from continuing operations before income taxes	(199.1)	377.1
Income tax expense (benefit)	(74.3)	146.8

Income (loss) from continuing operations	(124.8)	230.3
Loss from discontinued operations (net of income tax
benefit of $(0.1) and $(0.1), respectively)	(0.1)	(0.2)

Net income (loss)	$(124.9)	$230.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
	March 31,
(Millions)	2008	2007
	Successor	Predecessor
Cash Flows from Operating Activities:
Net income (loss)	$(124.9)	$230.1
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss from discontinued operations	0.1	0.2
Depreciation and amortization	526.5	349.5
Provision for doubtful accounts	24.7	37.3
Amortization of deferred financing costs	45.7	0.7
Non-cash portion of gain on disposal of assets	-	(56.5)
Change in deferred income taxes	(79.9)	12.1
Other, net	(0.5)	(7.4)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	6.4	3.5
Inventories	28.6	4.3
Accounts payable	(84.4)	(89.8)
Other current liabilities	(125.6)	99.0
Other, net	(10.9)	(21.8)
Net cash provided from operating activities	205.8	561.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(138.1)	(161.8)
Additions to capitalized software development costs	(8.2)	(7.8)
Purchases of property, net of cash acquired	-	(2.5)
Proceeds from the sale of assets	18.0	-
Proceeds from the sale of investments	-	188.7
Proceeds from the return on investments	13.2	10.9
Other, net	3.8	(0.4)
Net cash provided from (used in) investing activities	(111.3)	27.1
Cash Flows from Financing Activities:
Dividends paid on common and preferred stock	-	(45.9)
Repayments of long-term debt	(35.4)	(0.7)
Repurchases of common stock	-	(938.8)
Distributions to minority investors	(10.8)	(7.7)
Long-term debt issued	150.0	-
Excess tax benefits from stock option exercises	-	3.8
Common stock issued	-	42.4
Net cash provided from (used in) financing activities	103.8	(946.9)
Cash Flows from Discontinued Operations:
Cash provided from (used in) operating activities	(0.1)	1.9
Cash provided from (used in) investing activities	0.1	(0.7)
Cash provided from (used in) financing activities	-	-
Net cash provided from discontinued operations	-	1.2

Increase (decrease) in cash and short-term investments	198.3	(357.4)

Cash and Short-term Investments:
Beginning of the period	833.3	934.2
End of the period	$1,031.6	$576.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	General:
Basis of Presentation – The consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007 of Alltel Corporation (“Alltel” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Alltel provides wireless voice and data communications services to more than 13 million customers in 34 states.  Through roaming arrangements with other carriers, Alltel is able to offer its customers wireless services covering more than 95 percent of the U.S. population.  Alltel manages its wireless business as a single operating segment, wireless communications services.

As further discussed in Note 2, on November 16, 2007, Alltel was acquired by Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and an affiliate of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  The acquisition was completed through the merger of Atlantis Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Parent, with and into Alltel (the “Merger”), with Alltel surviving the Merger as a privately-held, majority-owned subsidiary of Parent.  Although Alltel continues as the same legal entity after the Merger, Atlantis Holdings’ cost of acquiring Alltel has been pushed-down to establish a new accounting basis for Alltel.  Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the consummation of the Merger.  The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.  Certain prior year amounts have been reclassified to conform to the 2008 financial statement presentation.  Earnings per share data has not been presented because the Successor Company has not issued publicly held common stock as defined by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.

2.	Acquisition of Alltel by Two Private Investment Firms and Related Financing Transactions:
As discussed in Note 1 above, on November 16, 2007, Alltel was acquired by Atlantis Holdings pursuant to the Agreement and Plan of Merger (the “Agreement”) dated May 20, 2007.  The acquisition was completed through the merger of Merger Sub with and into Alltel, with Alltel surviving the Merger as a privately-held, majority-owned subsidiary of Atlantis Holdings.  Pursuant to the Agreement, at the effective time of the Merger, each outstanding share of $1.00 par value common stock of Alltel was cancelled and converted into the right to receive $71.50 in cash.  Similarly, pursuant to the Agreement, at the effective time of the Merger, each outstanding share of Series C $2.06 no par cumulative convertible preferred stock of Alltel and each outstanding share of Series D $2.25 no par cumulative convertible preferred stock of Alltel were cancelled and converted into the right to receive $523.22 and $481.37 in cash, respectively.  Immediately prior to the effective time of the Merger, all shares of Alltel restricted stock vested and were converted into the right to receive in cash the merger consideration of $71.50 per share.  In addition, all options to acquire shares of Alltel common stock vested immediately prior to the effective time of the Merger.  Holders of such options, unless otherwise agreed to by the holder and Parent, received in cash an amount equal to the excess, if any, of the merger consideration of $71.50 per share over the exercise price for each share of Alltel common stock subject to the option.  Concurrent with the consummation of the Merger, the Sponsors and their co-investors made equity contributions in cash of approximately $4.5 billion to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.  Certain members of management also invested approximately $60.4 million in the common equity of Alltel consisting of cash contributions of $27.3 million and the rollover of a portion of the Alltel common shares held by them prior to the Merger valued at $33.1 million based on the merger consideration of $71.50 per share.  In addition, vested stock options with an intrinsic value of approximately $60.0 million at the date of the Merger were also rolled over by certain management employees.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

2.	Acquisition of Alltel by Two Private Investment Firms and Related Financing Transactions, Continued:
Concurrent with the consummation of the Merger, Alltel Communications, Inc. (“ACI”), a wholly-owned subsidiary of Alltel, entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion maturing 7.5 years from the closing date of the Merger, a six-year, senior secured revolving credit facility of $1.5 billion, and a delayed draw term loan facility with an additional borrowing capacity of $750.0 million maturing 7.5 years from the closing date of the Merger, available on a delayed-draw basis until the one-year anniversary of the closing date of the Merger for amounts paid, or committed to be paid, to purchase or otherwise acquire licenses and rights in the 700 MHz spectrum auction conducted by the Federal Communications Commission (“FCC”). In addition, ACI and Alltel Communications Finance, Inc., a wholly-owned subsidiary of Alltel, entered into a senior unsecured cash-pay term loan facility in an aggregate principal amount of $5.2 billion and a senior unsecured Pay In-Kind (“PIK”) term loan facility in an aggregate principal amount of $2.5 billion that represented bridge financing (the “bridge facilities”).  At the closing of the Merger, ACI utilized all $21.7 billion available under the senior secured term loan and bridge facilities.  The Company expects that the bridge facilities will be replaced either through the issuance of note securities or conversion into term loans on or before one year from the Merger date.  In December 2007, $1.0 billion of the senior unsecured PIK term loan facility was repaid upon issuance of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.  In connection with the Merger, Alltel terminated its $1.5 billion unsecured revolving credit agreement and related commercial paper program.  Pursuant to a cash tender offer and notice of redemption, the Company repurchased for $422.8 million in cash certain of its long-term debt, consisting of $39.0 million of 6.65 percent unsecured notes due 2008 issued by ACI, $53.0 million of 7.60 percent unsecured notes due 2009 issued by ACI and $297.3 million of 8.00 percent notes due 2010 issued by Alltel Ohio Limited Partnership.  The consummation of the Merger, the equity investments by the Sponsors, co-investors and management and the completion of the financing transactions described above are referred to collectively herein as the “Merger and Financing Transactions”.

The following unaudited pro forma consolidated results of operations of Alltel for the three months ended March 31, 2007 assume that the Merger and Financing Transactions had occurred as of January 1, 2007:

(Millions)
Revenues and sales	$2,069.6
Operating income	$189.4
Loss from continuing operations	$(168.0)
Net loss	$(168.2)

The pro forma amounts represent the historical operating results of Alltel with appropriate adjustments that give effect to the significant increases in finite-lived intangible assets and long-term debt levels of the Company following completion of the Merger and the corresponding effects on depreciation and amortization and interest expense.  The pro forma amounts also include the effects of the non-merger-related special charges and unusual items, as more fully discussed in Notes 6 and 7 below.  The unaudited pro forma information should not be relied upon as necessarily being indicative of the operating results that would have been obtained if the Merger and Financing Transactions had been completed on January 1, 2007, nor the operating results that may be obtained in the future.

Upon completion of the Merger and Financing Transactions, Alltel and Parent entered into a management agreement with affiliates of each of the Sponsors, pursuant to which such entities or their affiliates will provide on-going consulting and management advisory services.  In exchange for these services, affiliates of certain of the Sponsors will receive an aggregate annual management fee equal to one percent of Alltel’s Consolidated EBITDA, as that term is defined within ACI’s senior credit facilities, and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  The fees are payable semi-annually in arrears.  For the three months ended March 31, 2008, Alltel recorded management fees of $8.6 million, which are included in selling, general, administrative and other expenses in the consolidated statement of operations for that period.

The management agreement also provides that affiliates of the Sponsors will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions based on a percentage of the gross transaction value of any such transaction, as well as a termination fee based on the net present value of future payment obligations under the management agreement, under certain circumstances.  The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.  At March 31, 2008, amounts payable to the Sponsors or their affiliates totaled $12.2 million, consisting primarily of the accrued management fees for the period November 16, 2007 to March 31, 2008.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.	Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable tangible and intangible assets is recorded as goodwill.  As a result of the Merger, Alltel recorded goodwill of approximately $16.9 billion in its consolidated financial statements.  The changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows:

(Millions)
Balance at December 31, 2007	$16,917.4
Adjustments	27.9
Balance at March 31, 2008	$16,945.3

Identifiable intangible assets include cellular and Personal Communications Services (“PCS”) licenses (the “wireless licenses”) issued by the Federal Communications Commission (“FCC”).  Alltel determined that the wireless licenses met the indefinite life criteria outlined in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely.  As a result of the Merger, Alltel recorded wireless licenses of approximately $3.2 billion in its consolidated financial statements.

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	March 31,	December 31,
(Millions)	2008	20072
Cellular and PCS licenses	$3,224.5	$3,224.5

In connection with the Merger, Alltel changed its measurement date for performing its annual impairment review of goodwill and indefinite-lived intangible assets from January 1st to October 1st of each year.

In connection with the Merger, Alltel recorded other finite-lived, intangible assets consisting of customer list of $2,819.6 million, trademark and tradenames of $800.0 million, non-compete agreement of $30.0 million and roaming agreement of $4.0 million in its consolidated financial statements.  The customer list intangible asset is amortized using the sum-of-the-years digits method over its estimated useful life of 8 years.  The trademarks and tradenames, non-compete agreement and roaming agreement are amortized on a straight-line basis over their estimated useful lives, which are 8 years, 24 months and 49 months, respectively.  Intangible assets subject to amortization were as follows:

	March 31, 2008
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$2,819.6	$(235.2)	$2,584.4
Trademarks and tradenames	800.0	(37.5)	762.5
Non-compete agreement	30.0	(5.6)	24.4
Roaming agreement	4.0	(0.4)	3.6
	$3,653.6	$(278.7)	$3,374.9

	December 31, 2007
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer lists	$2,819.6	$(79.0)	$2,740.6
Trademarks and tradenames	800.0	(12.5)	787.5
Non-compete agreement	30.0	(1.9)	28.1
Roaming agreement	4.0	(0.1)	3.9
	$3,653.6	$(93.5)	$3,560.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.	Goodwill and Other Intangible Assets, Continued:
Amortization expense for intangible assets subject to amortization was $185.2 million and $45.9 million for the three month periods ended March 31, 2008 and 2007, respectively.  Amortization expense for intangible assets subject to amortization is estimated to be $732.7 million in 2008, $652.5 million in 2009, $561.0 million in 2010, $482.7 million in 2011 and $404.4 million in 2012.

4.	Stock-Based Compensation:
Stock-based compensation expense was as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Compensation expense related to stock options issued by Alltel	$2.4	$4.6
Compensation expense related to stock options converted to Alltel stock options in connection with acquisitions	-	0.2
Compensation expense related to restricted stock awards	-	3.1
Compensation expense before income taxes	2.4	7.9
Income tax benefit	(0.9)	(2.4)
Compensation expense, net of tax	$1.5	$5.5

Under the provisions of SFAS No. 123(R), “Share-Based Payment”, stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest.  Accordingly, stock-based compensation expense has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were based on Alltel’s historical experience and were estimated to be 1.8 percent for the period January 1, 2008 to March 31, 2008.  Prior to the effects of accelerated vesting of stock-based awards in connection with the Merger as further discussed below, pre-vesting forfeitures were estimated to be 4.7 percent for the period January 1, 2007 to March 31, 2007.  Compensation expense for all stock option awards is expensed using a straight-line single option method.

Upon consummation of the Merger, all outstanding stock options became fully vested, and other than certain options held by select management employees, were cancelled and converted into the right to receive a cash payment equal to the number of shares underlying the options multiplied by the amount, if any, by which the merger consideration of $71.50 per share exceeded the option exercise price.  Similarly, all unvested restricted stock awards became fully vested and converted into the right to receive in cash the merger consideration.  The acceleration of vesting of the stock options and restricted stock awards resulted in the recognition of $63.8 million of additional stock-based compensation expense in the Predecessor period October 1 to November 15, 2007.  Certain management employees holding vested stock options were permitted to retain a portion of their vested stock options (referred to as the “rollover options”) in lieu of receiving the merger consideration.  The rollover options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants.  In conjunction with the Merger, the exercise price and the number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each option holder was maintained and the exercise price for all of the rollover options was adjusted to $2.50 per option.  As a result of the repricing, approximately 2.9 million pre-merger Alltel stock options were converted into approximately 8.0 million rollover options.

In connection with the Merger, the Alltel Corporation 2007 Stock Option Plan (“2007 Option Plan”) was established.  Under the 2007 Option Plan, the Company may grant fixed and performance-based non-qualified stock options to officers and other key management employees.  The maximum number of shares of the Company’s common stock that may be issued under the 2007 Option Plan, including the rollover options, is 40.1 million shares.  On November 16, 2007, the Company granted approximately 17.7 million time-based and approximately 7.9 million performance-based stock options to officers and other key management employees.  During the first quarter of 2008, the Company granted 34,616 time-based and 15,384 performance-based stock options.  Accordingly, as of March 31, 2008, there were approximately 6.5 million shares available for future grants under the 2007 Option Plan.  Each time-based option and performance-based option granted had an exercise price of $10.00 per share and a term of 10 years from the date of grant.  Under provisions of the 2007 Option Plan, upon termination of employment of an option holder, all unvested stock options held by such employee will immediately terminate and be cancelled.  The time-based options vest and become exercisable ratably over a five-year period beginning one year from the date of grant subject to the participant’s continued employment with Alltel through the vesting date.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.        Stock-Based Compensation, Continued:
Activity under the 2007 Option Plan for the three months ended March 31, 2008 was as follows:

			Weighted
		Weighted	Average
	(Thousands)	Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Life
Outstanding at December 31, 2007	33,590.0	$ 8.21	6.6 years
Granted	50.0	10.00	9.6 years
Outstanding at March 31, 2008	33,640.0	$ 8.22	8.9 years
Exercisable at March 31, 2008	8,000.0	$ 2.50

Non-vested stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2007	25,590.0	$10.00
Granted	50.0	10.00
Non-vested at March 31, 2008	25,640.0	$10.00

At March 31, 2008, the total unamortized compensation cost for non-vested time-based stock option awards, net of estimated forfeitures, amounted to $44.0 million and is expected to be recognized over a weighted average period of 4.6 years.

The fair value of each time-based stock option award granted during the period January 1, 2008 to March 31, 2008 was estimated on the grant date to be $2.66 per share using the Black-Scholes option-pricing model and the following assumptions:

Expected life	5.0 years
Expected volatility	23.5%
Dividend yield	0.0%
Risk-free interest rate	2.9%

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

The performance-based options vest and become exercisable upon (1) the Sponsors attaining a return of at least half of the Sponsor Price in cash; (2) the Sponsors attaining a minimum MoM (or the quotient obtained by dividing (x) the amount received by the Sponsors in cash or liquid securities in exchange for the initial Sponsor shares by (y) the Sponsor Price) and (3) the participant’s continued employment with Alltel through the date the conditions described above are achieved.  One-half of the performance-based options issued are subject to a vesting condition of a MoM quotient of 1.5 and the remaining one-half are subject to a vesting condition of a MoM quotient of 2.0.  For purposes of this calculation, the “initial Sponsor shares” refers to the number of shares of Alltel $.01 par value common stock acquired by the Sponsors on the effective date of the Merger, and “Sponsor Price” refers to the aggregate price paid by the Sponsors for the initial Sponsor shares, based on a per share acquisition price of $10.00.  The “return in cash” specified in the first vesting condition would require the occurrence of a liquidating event or change in control.  Accordingly, the performance-based options issued by Alltel following the Merger would be considered to be subject to both a “performance condition” and a “market condition” under the provisions of SFAS No. 123(R), because vesting of the awards are contingent upon both the occurrence of a liquidating event or change in control (performance condition) and achieving a specified amount of value indexed solely to the underlying shares of the Company (market condition).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.        Stock-Based Compensation, Continued:
Under SFAS No. 123(R), compensation cost for awards with performance conditions is recognized only when it is probable that the performance condition will be achieved.  Until such time that a liquidating event or change in control becomes probable (e.g., event occurs), Alltel will not recognize any compensation expense related to the performance awards.  At March 31, 2008, the total amount of unrecognized compensation cost, net of estimated forfeitures, for the performance-based stock option awards was $13.3 million.

5.	Employee Benefit Plans:
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

The components of pension expense, including provision for executive retirement agreements, were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Benefits earned during the year	$1.8	$2.7
Interest cost on benefit obligation	2.6	3.2
Amortization of prior service cost	-	0.2
Amortization of net actuarial loss	-	1.2
Expected return on plan assets	(3.8)	(3.6)
Net periodic benefit expense	$0.6	$3.7

Alltel expects to contribute $145.7 million for retirement benefits in 2008 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans and includes the payment of $145.0 million in accrued benefits paid to participants on January 2, 2008 in connection with the termination of the supplemental executive retirement plan, as discussed above.  Through March 31, 2008, Alltel had contributed $145.0 million to fund the supplemental retirement plans.  Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2008.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.	Integration Expenses, Restructuring and Other Charges:
A summary of the integration expenses, restructuring and other charges recorded by Alltel were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Severance and employee benefit costs	$1.4	$3.7
Rebranding and signage costs	-	0.1
Computer system conversion and other integration expenses	-	2.5
FCC spectrum auction-related costs	12.7	-
Merger-related expenses	3.4	-
Total integration expenses, restructuring and other charges	$17.5	$6.3

In the first quarter of 2008, Alltel incurred $12.7 million of incremental expenses related to its participation in the 700 MHz spectrum auction conducted by the FCC that was completed on March 18, 2008.  Alltel did not obtain any licenses in the 700 MHz spectrum auction.  The auction-related expenses primarily consisted of consulting fees and estimated bid withdrawal payments to be remitted to the FCC as a result of the Company withdrawing certain bids made during the course of its participation in the auction.  In connection with the Merger, Alltel incurred $3.4 million of incremental costs, primarily consisting of $2.4 million in employee retention bonuses and additional legal and accounting fees of $0.7 million.  Alltel also recorded severance and employee benefit costs of $1.4 million related to a planned workforce reduction in connection with the reorganization of its corporate marketing operations.  The integration expenses, restructuring and other charges increased the reported net loss $11.0 million for the three months ended March 31, 2008.

In the first quarter of 2007, Alltel incurred $2.6 million of integration expenses related to its 2006 acquisitions of Midwest Wireless Holdings (“Midwest Wireless”) and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company completed during the fourth quarter of 2007.  Alltel also recorded severance and employee benefit costs related to a planned workforce reduction in connection with the closing of two call centers.  The integration expenses, restructuring and other charges decreased net income $3.9 million for the three months ended March 31, 2007.

The following is a summary of activity related to the liabilities associated with the Company’s integration expenses, restructuring and merger-related charges for the three months ended March 31, 2008:

(Millions)
Balance, beginning of period	$182.3
Integration expenses, restructuring and other charges recorded during the period	17.5
Cash outlays during the period	(176.7)
Balance, end of period	$23.1

At March 31, 2008, the remaining unpaid liability related to the Company’s integration, restructuring and other activities consisted of severance and employee benefit costs of $0.4 million, fees and expenses associated with the Merger of $14.7 million and fees and expenses related to the FCC spectrum auction of $8.0 million and is included in other current liabilities in the accompanying consolidated balance sheet.

7.	Gain on Disposal of Assets:
Through its merger with Western Wireless Corporation completed on August 1, 2005, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in the three month period ended March 31, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

8.	Discontinued Operations:
On November 7, 2007, Alltel signed a definitive agreement to sell one of its wireless markets, including licenses, customers and network assets for cash.  Alltel expects to complete this sale during the first half of 2008.  The fair value of the net assets held for sale was based upon the expected proceeds to be received by Alltel from the disposition of these operations.

As a condition of receiving approval from the U.S. Department of Justice (“DOJ”) and the FCC for its October 3, 2006 acquisition of Midwest Wireless, on September 7, 2006, Alltel agreed to divest certain wireless operations in four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular Corporation for $48.5 million in cash.

As a result of the above transactions, the domestic markets to be divested by Alltel have been classified as discontinued operations in the Company’s interim consolidated financial statements for all periods presented.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the properties identified for disposition in 2007 was not recorded subsequent to November 7, 2007, the date of Alltel’s agreement to sell these properties.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.

The following table includes certain summary income statement information related to the domestic markets to be divested reflected as discontinued operations for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Revenues and sales	$0.7	$7.6
Operating expenses (a)	0.9	9.2
Operating loss	(0.2)	(1.6)
Other income, net	-	1.3
Interest expense (b)	-	-
Pretax loss from discontinued operations	(0.2)	(0.3)
Income tax benefit	(0.1)	(0.1)
Loss from discontinued operations	$(0.1)	$(0.2)

Notes:
(a)
Operating expenses for 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested, and resulted in the write-down in the carrying values of goodwill ($1.4 million) and customer list ($0.3 million) allocated to these markets.

(b)
Alltel had no outstanding indebtedness directly related to the domestic markets to be divested, and accordingly, no additional interest expense was allocated to discontinued operations for the periods presented.

The net assets of the domestic markets classified as assets held for sale as of March 31, 2008 and December 31, 2007 were as follows:

(Millions)	March 31, 2008	December 31, 2007
Current assets	$0.4	$0.3
Property, plant and equipment, net	2.8	2.9
Goodwill and other intangible assets (a)	4.1	4.1
Non-current assets	6.9	7.0
Total assets related to discontinued operations	$7.3	$7.3
Current liabilities	$0.3	$0.2
Total liabilities related to discontinued operations	$0.3	$0.2

Notes:
(a)	At March 31, 2008 and December 31, 2007, this amount consisted of cellular licenses ($3.0 million) and customer list ($1.1 million) related to the properties to be sold.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.	Comprehensive Income (Loss):
Comprehensive income (loss) was as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Net income (loss)	$(124.9)	$230.1
Other comprehensive loss:
Unrealized losses on hedging activities:
Unrealized losses arising in the period	(258.8)	-
Income tax benefit	(100.7)	-
	(158.1)	-

Unrealized holding losses on investments:
Unrealized holding losses arising in the period	-	(1.1)
Income tax benefit	-	(0.4)
	-	(0.7)
Less reclassification adjustments for gains included
in net income for the period	-	(56.5)
Income tax expense	-	19.7
	-	(36.8)

Net unrealized losses in the period	-	(57.6)
Income tax benefit	-	(20.1)
	-	(37.5)

Defined benefit pension plans:
Amounts included in net periodic benefit cost for the period:
Amortization of prior service cost	-	0.2
Amortization of net actuarial loss	-	1.2
	-	1.4
Income tax expense	-	0.5
	-	0.9

Other postretirement benefit plan:
Amounts included in net periodic benefit cost for the period:
Amortization of net actuarial loss	-	0.1
Income tax expense	-	-
	-	0.1

Other comprehensive loss before tax	(258.8)	(56.1)
Income tax benefit	(100.7)	(19.6)
Other comprehensive loss	(158.1)	(36.5)
Comprehensive income (loss)	$(283.0)	$193.6

The components of accumulated other comprehensive loss were as follows:

(Millions)	March 31, 2008	December 31, 2007
Unrealized losses on hedging activities	$(163.8)	$(5.7)
Defined benefit pension plans	0.5	0.5
Other postretirement benefit plan	(0.1)	(0.1)
Accumulated other comprehensive loss	$(163.4)	$(5.3)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.	Fair Value Measurements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements.  SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

For calendar year companies like Alltel, SFAS No. 157 was to be effective beginning January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which partially deferred for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 provides entities the option to measure many financial instruments and certain other items at fair value.  Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date.  The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.  Alltel is continuing to evaluate the impact of SFAS No. 157 as it relates to certain nonrecurring fair value measurements, such as the Company’s annual impairment reviews of goodwill and wireless licenses.

As of March 31, 2008, the only significant financial assets and liabilities of Alltel measured at fair value on a recurring basis are derivative financial instruments.  These derivative instruments include seven, pay fixed/receive variable, interest rate swap agreements designated as cash flow hedges on notional amounts totaling $9.5 billion of the Company’s senior secured term loan.  The maturities of the interest rate swap agreements range from December 17, 2009 to February 17, 2013.  The Company has also entered into two, pay variable/receive variable, interest rate basis swap agreements that do not qualify for hedge accounting on notional amounts totaling $4.0 billion of the senior secured term loan, both maturing on December 17, 2008.  The Company accounts for these derivative contracts at fair value and at March 31, 2008 had derivatives-based liabilities (amounts due to counterparties) of $268.8 million, of which $0.7 million was included in other current liabilities and $268.1 million was included in other liabilities in the accompanying consolidated balance sheet.  The fair values of the interest rate swap agreements were based on prices obtained from financial institutions who develop values based on inputs observable in active markets, including interest rates.  Accordingly, Alltel’s fair value measurements of its derivative instruments are classified as Level 2 inputs.  Changes in the fair value of the derivative contracts to the extent they are effective as cash flow hedges are reported in other comprehensive loss, net of tax. (See Note 9).  If the contract does not qualify for hedge accounting, changes in the fair value of the contract are recorded in interest expense.

11.	Commitments and Contingencies – Legal Proceedings:
Subsequent to the announcement of the merger agreement, Alltel, its directors, and in certain cases the Sponsors (or entities purported to be affiliates thereof), were named in sixteen putative class actions alleging claims for breach of fiduciary duty and aiding and abetting such alleged breaches arising out of the proposed sale of Alltel.  Eight of the complaints were filed in the Circuit Court of Pulaski County, Arkansas and were subsequently consolidated into one class action complaint.  The other eight complaints were filed in the Delaware Court of Chancery and were also consolidated into one complaint.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

11.	Commitments and Contingencies – Legal Proceedings, Continued:
Among other things, the complaints in the Arkansas and Delaware actions alleged that (1) Alltel conducted an inadequate process for extracting maximum value for its shareholders and prematurely terminated an auction process by entering into a merger agreement with Parent on May 20, 2007, despite previously setting June 6, 2007, as the outside date for submitting bids; (2) the Alltel directors were in possession of material non-public information about Alltel; (3) the Alltel directors had material conflicts of interest and were acting to better their own interests at the expense of Alltel’s shareholders, including through the vesting of certain options for Scott Ford, the retention of an equity interest in Alltel after the merger by certain of Alltel’s directors and executive officers, and the employment of certain Alltel executives, including Scott Ford, by Alltel (or its successors) after the merger was completed; (4) taking into account the current value of Alltel stock, the strength of its business, revenues, cash flow and earnings power, the intrinsic value of Alltel’s equity, the consideration offered in connection with the proposed merger was inadequate; (5) the merger agreement contained provisions that deterred higher bids, including a $625.0 million termination fee payable to the Sponsors and restrictions on Alltel’s ability to solicit higher bids; (6) that Alltel’s financial advisors, J P Morgan Securities Inc. (“J P Morgan”), Merrill Lynch, Pierce, Fenner & Smith Inc. (“Merrill Lynch”) and Stephens Inc. had conflicts resulting from their relationships with the Sponsors; and (7) that the preliminary proxy statement filed by Alltel with the SEC on June 13, 2007 failed to disclose material information concerning the merger.  The complaints sought, among other things, certification of class action status, a court order enjoining Alltel and its directors from consummating the merger, and the payment of attorneys’ fees and expenses.

On July 19, 2007, the parties entered into a memorandum of understanding contemplating the settlement of the litigation.  Shareholders of Alltel who were members of the class expected to be certified in the shareholder litigation received written notice of the terms of the proposed settlement.  Among other things, the memorandum of understanding provides that: (1) the termination fee payable under certain circumstances by Alltel to Parent was waived to the extent it exceeded $550 million; (2) certain additional disclosures were made in the proxy statement filed with the SEC on July 24, 2007 asking shareholders to approve the merger transaction; and (3) shares personally owned by Scott Ford and Warren Stephens were voted in the same proportion in favor, against and abstaining as all votes cast other than with respect to such shares at the special shareholders’ meeting held on August 29, 2007.  Alltel also agreed that, at a regularly scheduled meeting of its board of directors on July 19, 2007, the board would request and receive oral advice from J P Morgan and Merrill Lynch concerning whether they had learned of any matter that would cause them to withdraw or modify their fairness opinions.  At the July 19, 2007 board of directors’ meeting, J P Morgan and Merrill Lynch advised the board that, taking into consideration the types of factors and analyses considered in rending their May 20, 2007 opinions, they were aware of no matter, during the period from May 20, 2007 to July 19, 2007, that would cause them to withdraw or modify their fairness opinions.  Certain provisions of the proposed settlement and the memorandum of understanding are subject to court approval, which is pending.  In connection with the settlement, Alltel agreed to pay certain attorneys’ fees and expenses.

On June 25, 2007, T-Mobile Austria Holding GmbH (“TMA Holding”) provided to the Company notice of warranty claims against Western Wireless International Austria Corporation (“WWI”), a wholly-owned subsidiary of Alltel, related to an August 10, 2005 purchase agreement, between T-Mobile Global Holding Nr.3 GmbH, T-Mobile Austria GmbH and WWI.  Alltel completed the sale of WWI’s operations in Austria to T-Mobile Austria GmbH on April 28, 2006.  On December 19, 2007, T-Mobile formally filed for arbitration with the International Court of Arbitration of the International Chamber of Commerce, Zurich, Switzerland.  T-Mobile initiated arbitration of certain warranty claims arising under the agreement whereby it purchased the shares of the WWI company, “tele.ring,” that conducted business in Austria.  The claims relate to the valuation of the “Backbone Rights of Use” and non-compliance with local Austrian regulations for antennae sites.  T-Mobile requests damages of €120.9 million (approximately $191.0 million at current exchange rates).  Alltel, on behalf of itself and its affiliates WWI and Western Wireless, is vigorously defending the claims and believes they are without merit.  Accordingly, as of March 31, 2008, Alltel has not recorded a reserve for any loss that could result from the ultimate resolution of this matter.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the historical results of operations and financial condition of Alltel Corporation (“Alltel” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2008 and 2007, and Alltel’s Annual Report on Form 10-K for the year ended December 31, 2007.

EXECUTIVE SUMMARY
Alltel provides wireless voice and advanced data services to more than 13 million residential and business customers in 34 states.  As further discussed below, on November 16, 2007, Alltel was acquired by Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and an affiliate of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  The acquisition was completed through the merger of Atlantis Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and majority-owned subsidiary of Parent, with and into Alltel (the “Merger”), with Alltel surviving the merger as a privately-held, majority-owned subsidiary of Parent.  As a result of the Merger, Alltel’s outstanding common stock is owned by Atlantis Holdings, certain members of management and other key employees.  Alltel’s common stock is no longer registered with the Securities and Exchange Commission (“SEC”) and is no longer traded on a national securities exchange.

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

Among the highlights in the first quarter of 2008:

•
Revenues and sales increased 11 percent from the first quarter of 2007 driven by Alltel’s continued focus on quality customer growth and improvements in data revenues.  Average revenue per customer and retail revenue per customer both increased 2 percent from the same period a year ago to $53.64 and $51.00, respectively, due to continued growth in data revenues, partially offset by lower voice revenues per customer.

•
Gross customer additions were almost 1.1 million in the quarter, a 26 percent increase from the same period a year ago, while net customer additions were 385,000, a 63 percent increase from the first quarter of 2007.

•
Consolidated earnings before interest, taxes and depreciation and amortization (“Consolidated EBITDA”) increased $127.8 million in the quarter, an 18 percent increase from the same period a year ago, primarily driven by the growth in access and data revenues discussed above.  (See “Covenant Compliance” below for the calculation of Consolidated EBITDA).  The Company reported a net loss of $124.9 million in the first quarter of 2008 primarily due to the significant increases in interest costs and depreciation and amortization expense following the completion of the Merger, as further discussed below under “Consolidated Results of Operations”.

During the remainder of 2008, Alltel will continue to face significant challenges resulting from competition in the wireless industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation.  In addressing these challenges, Alltel will continue to focus its efforts on improving customer service, enhancing the quality of its networks, expanding its product and service offerings, and conducting advocacy efforts in favor of governmental policies that will benefit Alltel’s business and its customers.

ACQUISITION OF ALLTEL BY TWO PRIVATE INVESTMENT FIRMS
On November 16, 2007, Alltel was acquired by Atlantis Holdings pursuant to the Agreement and Plan of Merger (the “Agreement”) dated May 20, 2007.  The acquisition was completed through the merger of Alltel with Merger Sub, with Alltel surviving the merger as a privately-held, majority-owned subsidiary of Atlantis Holdings.  Pursuant to the Agreement, at the effective time of the Merger, each outstanding share of $1.00 par value common stock of Alltel was cancelled and converted into the right to receive $71.50 in cash.  Similarly, pursuant to the Agreement, at the effective time of the Merger, each outstanding share of Series C $2.06 no par cumulative convertible preferred stock of Alltel and each outstanding share of Series D $2.25 no par cumulative convertible preferred stock of Alltel were cancelled and converted into the right to receive $523.22 and $481.37 in cash, respectively.  Immediately prior to the effective time of the Merger, all shares of Alltel restricted stock vested and were converted into the right to receive in cash the merger consideration of $71.50 per share.  In addition, all options to acquire shares of Alltel common stock vested immediately prior to the effective time of the Merger.  Holders of such options, unless otherwise agreed to by the holder and Parent, received in cash an amount equal to the excess, if any, of the merger consideration of $71.50 per share over the exercise price for each share of Alltel common stock subject to the option.  Concurrent with the consummation of the Merger, the Sponsors and their co-investors made equity contributions in cash of approximately $4.5 billion to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.  Certain members of management also invested approximately $60.4 million in the common equity of Alltel either through the rollover of a portion of the Alltel common shares held by them prior to the Merger or through cash contributions made by them.  In addition, vested stock options with an intrinsic value of approximately $60.0 million at the date of the Merger were also rolled over by certain management employees.  (See Note 2 to the unaudited interim consolidated financial statements for additional information regarding the Merger.)

CUSTOMER AND OTHER OPERATING STATISTICS
	Three Months Ended
	March 31,
(Thousands, except per customer amounts)	2008	2007
Customers	13,170.1	12,060.6
Average customers	12,984.6	11,940.7
Average retail customers (excludes reseller customers)	12,202.9	11,178.4
Gross customer additions (a)	1,093.3	867.5
Net customer additions (b)	384.9	236.6
Market penetration	16.6%	15.2%
Postpay customer churn	1.34%	1.33%
Total churn	1.83%	1.77%
Retail minutes of use per customer per month (c)	770	651
Retail revenue per customer per month (d)	$51.00	$49.90
Average revenue per customer per month (e)	$53.64	$52.49

Notes to Customer and Other Operating Statistics Table:
(a)	A summary of gross customer additions is as follows for the three months ended March 31:

	Three Months Ended
(Thousands)	2008	2007
Postpay customers	588.9	532.2
Prepay customers	422.1	335.3
Reseller customers	82.3	-
Total	1,093.3	867.5

(b)	A summary of net customer additions is as follows for the three months ended March 31:

	Three Months Ended
(Thousands)	2008	2007
Postpay customers	162.9	108.9
Prepay customers	183.2	127.7
Reseller customers	38.8	-
Total	384.9	236.6

Notes to Customer and Other Operating Statistics Table, Continued:
(c)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(d)
Retail revenue per customer per month is calculated by dividing retail revenues by average retail customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month is as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
Service revenues	$2,089.6	$1,880.1
Less wholesale roaming revenues	(178.1)	(154.2)
Less wholesale transport revenues	(39.7)	(46.4)
Less reseller revenues	(4.9)	(6.2)
Total retail revenues	$1,866.9	$1,673.3

(e)	Average revenue per customer per month is calculated by dividing service revenues by average customers for the period.

Since January 1, 2002, the number of reseller customers included in the customer base has not changed and Alltel has not included the effects of reseller activity in its reported gross and net customer additions for any period subsequent to 2001.  Revenues earned from resellers had been classified as retail revenues.  Effective January 1, 2008, Alltel changed its classification of reseller activity from retail to wholesale operations and prospectively will include reseller customers in its reported gross and net customer additions, consistent with industry practice.  Prior period retail revenue per unit statistics have been adjusted to reflect the reclassification of the reseller operations.  Prior period average and total customer counts were not adjusted for reseller customers because the effects were immaterial.

The total number of customers served by Alltel increased by more than 1.1 million customers, or 9 percent, during the twelve month period ended March 31, 2008.  During the first quarter of 2008, Alltel added almost 385,000 net customers.  The increase in net customer additions in the three months ended March 31, 2008 was driven by continued growth in the “My Circle” service offering and recent improvements in the Company’s “U” prepaid service offerings.  The Company’s “My Circle” offering enables Alltel customers, on select rate plans, to make and receive unlimited free calls to five, ten or twenty phone numbers, connected to any wireless or wireline network.  During the second half of 2007, the Company enhanced its “U” prepaid service offerings by adding new rate plans that include data services.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 16.6 percent as of March 31, 2008.

The level of customer growth for the remainder of 2008 will be dependent upon the Company’s ability to attract new customers and retain existing customers in a highly competitive marketplace.  Alltel will continue to focus its efforts on sustaining value-added customer growth by improving service quality and customer satisfaction, managing its distribution channels and customer segments, offering attractively priced rate plans, launching new or enhanced product offerings and selling additional services to existing customers.

Alltel continues to focus its efforts on maintaining low customer churn (average monthly rate of customer disconnects).  As part of its customer retention efforts, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  Alltel offers its retail services on a network that is entirely Code Division Multiple Access (“CDMA”) and in select areas, the Company has deployed a Global System for Mobile Communications (“GSM”) network to support its wholesale roaming business.  Over the past three years, the Company’s retention efforts have also included retail store upgrades, process improvements, branding, advertising and new service offerings such as “My Circle” that have driven customer churn metrics to historic lows during each of the quarterly periods in 2006 and 2007 and helped Alltel maintain low customer churn levels in the first quarter of 2008.  During the first quarter of 2008, postpay customer churn remained relatively flat at 1.34 percent and total churn increased slightly to 1.83 percent, when compared to the same period of 2007.

Primarily due to growth in data and access revenues, retail revenue per customer per month and average revenue per customer per month both increased in the three months ended March 31, 2008, compared to the same period a year ago.  Retail revenue per customer per month and average revenue per customer per month both increased 2 percent to $51.00 and $53.64, respectively, in the first quarter of 2008.  Growth in both retail and average revenue per customer per month in the first quarter of 2008 continued to be affected by decreases in voice revenues per customer reflecting the effects of increased sales of family and prepay rate plans.  Growth in service revenues and sustaining average revenue per customer per month for the balance of 2008 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended
	March 31,
(Millions)	2008	2007
	Successor	Predecessor
Revenues and sales:
Service revenues	$2,089.6	$1,880.1
Product sales	226.0	198.4
Total revenues and sales	2,315.6	2,078.5
Costs and expenses:
Cost of services	652.7	611.0
Cost of products sold	335.4	287.5
Selling, general, administrative and other	505.0	469.9
Depreciation and amortization	526.5	349.5
Integration expenses, restructuring and other charges	17.5	6.3
Total costs and expenses	2,037.1	1,724.2
Operating income	278.5	354.3
Non-operating income, net	18.9	13.0
Interest expense	(496.5)	(46.7)
Gain on disposal of assets	-	56.5
Income (loss) from continuing operations before income taxes	(199.1)	377.1
Income tax expense (benefit)	(74.3)	146.8
Income (loss) from continuing operations	(124.8)	230.3
Loss from discontinued operations	(0.1)	(0.2)
Net income (loss)	$(124.9)	$230.1

Service revenues and total revenues and sales both increased 11 percent, or $209.5 million and $237.1 million, respectively, for the three months ended March 31, 2008, compared to the same period of 2007.  The increase in service revenues principally reflected growth in access revenues, which increased $83.7 million in the first quarter of 2008 compared to the same prior year period.  The increase in access revenues in 2008 was primarily driven by non-acquisition-related growth in Alltel’s postpay customer base and increased revenues derived from the Company’s “U” prepaid service offerings.  Service revenues for the three month period of 2008 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications.  Demand for data services has also increased through the creation of voice and data bundle offerings, which have become increasingly more popular with customers following their launch in the first quarter of 2007.  Compared to the same period a year ago, revenues from data services increased $123.8 million, or 74 percent, in the three months ended March 31, 2008, reflecting strong demand for these services.  Service revenues also included an increase in regulatory fee revenues of $13.4 million during the first quarter of 2008 compared to the same prior year period, primarily due to the overall growth in postpay customers.  Additional Universal Service Fund (“USF”) revenues attributable to Alltel’s certification in 24 states as an Eligible Telecommunications Carrier (“ETC”) accounted for $4.4 million of the overall increase in regulatory fees in the three months ended March 31, 2008.  When compared to the same period in 2007, revenues from the sale of wireless equipment protection plans also increased $5.2 million in the first quarter of 2008, primarily due to customer growth and higher demand for these plans driven by increased sales of handsets with advanced features and smart phone devices.  In addition, wholesale revenues increased $16.0 million in the three months ended March 31, 2008, primarily due to growth in data roaming revenues, partially offset by a decline in transport revenues earned from charging third parties, principally Windstream Corporation (“Windstream”), for use of Alltel’s fiber-optic network.  The decline in transport revenues reflected the effects of Windstream migrating traffic to their own network, a trend the Company expects to continue throughout the remainder of 2008.

The above increases in service revenues were partially offset by lower airtime and retail roaming revenues and a reduction in revenues recognized from the assessment of fees to customers who terminate their service contracts prior to expiration.  Compared to the first quarter of 2007, airtime and retail roaming revenues decreased $12.2 million in the first quarter of 2008 primarily due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes.  Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.  As a result of billing system enhancements implemented during the second half of 2007 which provided management with additional data necessary to adequately assess the collectibility of early termination fees, Alltel, effective January 1, 2008, prospectively changed its reporting of these fees such that they are now recorded at net realizable value when billed.  Previously, these fees were reported as revenue when assessed to customers and subsequently adjusted to net realizable value through the recording of bad debt expense.  The effect of this change in accounting estimate resulted in a reduction in service revenues and a corresponding decrease in bad debt expense of approximately $24.5 million during the first quarter of 2008.

Product sales increased $27.6 million, or 14 percent, in the three months ended March 31, 2008, compared to the same period a year ago.  The increase is primarily driven by growth in non-acquisition-related gross customer additions and increased sales of handsets and accessories to resellers and other distributors.

Cost of services increased 7 percent, or $41.7 million, in the three months ended March 31, 2008, compared to the same period of 2007.  Cost of services included higher network-related costs of $14.0 million in the first quarter of 2008 reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities.  Cost of services also reflected increased customer service expenses of $16.6 million in the first quarter of 2008, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and maintaining low postpay churn.  Compared to the same period in 2007, payments to data content providers increased $6.6 million in the three months ended March 31, 2008, consistent with the growth in revenues derived from data services discussed above.  In addition, cost of services for the first quarter of 2008 increased $11.4 million due to higher data roaming expenses, consistent with the overall growth in data revenues and wholesale roaming revenues discussed above.  The above increases in cost of services in the first quarter of 2008 were partially offset by a reduction in bad debt expense.  Compared to the first quarter of 2007, bad debt expense decreased $12.6 million primarily due to the effects of the change in Alltel’s recognition of early termination fees discussed above, partially offset by additional expense attributable to the overall growth in customers.

Cost of products sold increased $47.9 million, or 17 percent, for the three month period ended March 31, 2008, as compared to the same period in 2007.  The increase in cost of products sold in 2008 was generally consistent with the overall growth in product sales noted above.

Selling, general, administrative and other expenses increased 7 percent, or $35.1 million, for the three months ended March 31, 2008, as compared to the same period of 2007.  Selling, general, administrative and other expenses for the first quarter of 2008 reflected an increase in commission costs of $17.1 million, consistent with the growth in gross customer additions and higher commissions paid to agents, reflecting increased sales of data services and features.  Selling, general, administrative and other operating expenses in the first quarter of 2008 also included incremental expenses of $8.6 million, representing the portion of the annual management fee accruable during the period plus out-of-pocket expenses payable in each case to affiliates of the Sponsors in exchange for consulting and management advisory services.  Higher employee benefit costs of $9.8 million also contributed to the increase in selling, general, administrative and other expenses in the first quarter of 2008 when compared to the same period of 2007.  The increase in employee benefit costs primarily reflected the effects of new management incentive compensation plans implemented following the Merger that are based on growth in Consolidated EBITDA, partially offset by lower stock-based compensation expense.  As disclosed in Note 4 to the unaudited interim consolidated financial statements, stock-based compensation expense decreased $5.5 million in the first quarter of 2008 compared to the same period a year ago.  The decrease in stock-based compensation expense primarily reflected the effects of no longer granting restricted stock awards to senior management employees and the overall decrease in the fair value of stock option awards granted subsequent to the Merger, primarily attributable to Alltel no longer having publicly traded common stock.

Depreciation expense increased $37.6 million, or 12 percent, in the three months ended March 31, 2008, as compared to the same period of 2007.  The increase in depreciation expense in the first quarter of 2008 reflected growth in operating plant in service and the effects of the write-up in the carrying value of Alltel’s property, plant and equipment to fair value of $402.5 million in connection with the Merger.  Compared to the same prior year period, amortization expense increased $139.4 million in the first quarter of 2008 primarily due to the recognition of $3.65 billion of finite-lived intangible assets in connection with the Merger and the effects of using an accelerated amortization method for the customer list intangible asset.  See Note 3 to the unaudited interim consolidated financial statements for additional information regarding Alltel’s recognition of finite-lived intangible assets in connection with the Merger.

Integration Expenses, Restructuring and Other Charges
A summary of the integration expenses, restructuring and other charges recorded by Alltel were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Severance and employee benefit costs	$1.4	$3.7
Rebranding and signage costs	-	0.1
Computer system conversion and other integration expenses	-	2.5
FCC spectrum auction-related costs	12.7	-
Merger-related expenses	3.4	-
Total integration expenses, restructuring and other charges	$17.5	$6.3

In the first quarter of 2008, Alltel incurred $12.7 million of incremental expenses related to its participation in the 700 MHz spectrum auction conducted by the Federal Communications Commission (“FCC”) that was completed on March 18, 2008.  Alltel did not obtain any licenses in the 700 MHz spectrum auction.  The auction-related expenses primarily consisted of consulting fees and estimated bid withdrawal payments to be remitted to the FCC as a result of the Company withdrawing certain bids made during the course of its participation in the auction.  As discussed below under “Regulation – Wireless Spectrum”, Alltel is liable to the FCC for a withdrawn bid payment should the markets upon which the Company was the provisionally highest bidder not be sold in any subsequent auction for an amount that exceeds the amount of the Company’s withdrawn bids.  In connection with the Merger, Alltel incurred $3.4 million of incremental costs, primarily consisting of $2.4 million in employee retention bonuses and additional legal and accounting fees of $0.7 million.  Alltel also recorded severance and employee benefit costs related to a planned workforce reduction in connection with the reorganization of its corporate marketing operations. The integration expenses, restructuring and other charges increased the reported net loss $11.0 million for the three months ended March 31, 2008.

In the first quarter of 2007, Alltel incurred $2.6 million of integration expenses related to its 2006 acquisitions of Midwest Wireless Holdings (“Midwest Wireless”) and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company completed during the fourth quarter of 2007.  Alltel also recorded severance and employee benefit costs related to a planned workforce reduction in connection with the closing of two call centers.  The integration expenses and other charges decreased net income $3.9 million for the three months ended March 31, 2007.

As of March 31, 2008, the remaining unpaid liability related to the Company’s integration, restructuring and other activities consisted of severance and employee benefit costs of $0.4 million, fees and expenses associated with the Merger of $14.7 million, and fees and expenses related to the FCC spectrum auction of $8.0 million and is included in other current liabilities in the accompanying consolidated balance sheet.  Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows.  (See Note 6 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses, restructuring and other charges.)

Primarily as a result of the significant increase in depreciation and amortization expense discussed above, operating income decreased $75.8 million, or 21 percent, for the three months ended March 31, 2008, compared to the same period of 2007.  The adverse effects on operating income attributable to higher depreciation and amortization expense were partially offset by the growth in revenues and sales previously discussed.

Non-Operating Income, Net
	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Equity earnings in unconsolidated partnerships	$13.0	$15.0
Minority interest in consolidated partnerships	(8.2)	(9.7)
Other income, net	14.1	7.7
Non-operating income, net	$18.9	$13.0

As indicated in the table above, non-operating income, net increased $5.9 million, or 45 percent, in the three months ended March 31, 2008, as compared to the same period in 2007.  Other income, net in the first quarter of 2008 included additional interest income of $3.4 million, primarily resulting from an increase in Alltel’s average daily cash balance when compared to the same period a year ago.  The decrease in minority interest expense of $1.5 million in the three month period of 2008 primarily reflected the effects of increased commissions, network-related, interconnection and data transport charges incurred by the majority-owned partnerships, consistent with the overall increases in these expenses.

Interest Expense
Interest expense increased $449.8 million in the three months ended March 31, 2008, compared to the same period of 2007.  The increase in the first quarter of 2008 primarily reflected the unfavorable effects on interest costs resulting from the significant increase in Alltel’s long-term debt balance following the completion of the Merger.  As further discussed under “Cash Flows from Financing Activities – Continuing Operations”, in conjunction with the Merger, the Company entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion and also entered into a $5.2 billion senior unsecured cash-pay term loan facility and a $2.5 billion senior unsecured Pay In-Kind (“PIK”) term loan facility that represented bridge financing (the “bridge facilities”).  All available amounts under these facilities were drawn at the date of the Merger to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.  Alltel expects that the bridge facilities will be replaced either through the issuance of note securities or conversion into term loans on or before one year from the Merger date.  In December 2007, $1.0 billion of the senior unsecured PIK term loan facility was repaid upon the issuance of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.

Gain on Disposal of Assets
Through its merger with Western Wireless Corporation completed on August 1, 2005, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.  This transaction increased net income $36.8 million in the three month period ended March 31, 2007.

Income Taxes
The income tax benefit recorded in the first quarter of 2008 reflected the loss before income taxes resulting from the significant increases in interest costs and depreciation and amortization expense following the completion of the Merger discussed above.  In the first quarter of 2008, Alltel’s effective income tax rate was 37.3 percent and reflected the non-deductibility for both federal and state income tax purposes of approximately $5.0 million of interest and merger-related costs incurred by Alltel.  For 2008, Alltel’s annual effective income tax rate is expected to range between 37.0 percent and 38.0 percent, absent the effects of any future significant or unusual items, such as the reversal of income tax contingency reserves.

On February 7, 2008, the Company reached an agreement with the Internal Revenue Service to settle all tax liabilities related to its consolidated federal income tax returns for the tax years 2004 and 2005.  In connection with this settlement, the Company paid additional taxes and interest of $7.5 million, the majority of which was the responsibility of Windstream pursuant to a tax sharing agreement signed in connection with the wireline spin-off.

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

Net Income (Loss) from Continuing Operations
Alltel reported a net loss of $124.9 million in the first quarter of 2008 compared to net income of $230.1 million for the same period of 2007.  The decrease in net income in 2008 was driven by the significant increases in interest costs and depreciation and amortization expense following the completion of the Merger, as discussed above.

Discontinued Operations
On November 7, 2007, Alltel signed a definitive agreement to sell one of its wireless markets, including licenses, customers and network assets for cash.  Alltel expects to complete this sale during the first half of 2008.  As a condition of receiving approval from the U.S. Department of Justice (“DOJ”) and FCC for its acquisition of Midwest Wireless, Alltel agreed on September 7, 2006 to divest four rural markets in Minnesota.  On April 3, 2007, Alltel completed the sale of these markets to Rural Cellular for $48.5 million in cash.  As a result of the above transactions, the domestic markets to be divested by Alltel have been classified as discontinued operations in the Company’s interim consolidated financial statements for all periods presented.

The table presented below includes certain summary income statement information related to the domestic markets to be divested reflected as discontinued operations for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Revenues and sales	$0.7	$7.6
Operating expenses	0.9	9.2
Operating loss	(0.2)	(1.6)
Other income, net	-	1.3
Interest expense	-	-
Pretax loss from discontinued operations	(0.2)	(0.3)
Income tax benefit	(0.1)	(0.1)
Loss from discontinued operations	$(0.1)	$(0.2)

Operating expenses in the first quarter of 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested and resulted in the write-down in the carrying values of goodwill and customer list allocated to these markets.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the properties identified for disposition in 2007 was not recorded subsequent to November 7, 2007, the date of Alltel’s agreement to sell these properties.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.  The cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $0.1 million and $1.0 million in the three months ended March 31, 2008 and 2007, respectively.

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

As a condition of the Merger, the FCC imposed an interim cap on the annual amount of USF support Alltel is entitled to receive as an ETC, measured as of June 30, 2007 on an annualized basis.  On May 1, 2008 the FCC released an order that explicitly supersedes the Alltel specific merger condition cap and establishes an industry wide cap on USF support for wireless carriers by limiting the total amount of USF support that each state can receive for wireless service, measured as of March 2008 on an annualized basis.  The order defines two exceptions to the new cap.  First, the cap will not apply if a carrier files and justifies support based upon its actual costs by providing specific quarterly cost data information that is measured against certain ILEC cost benchmarks.  Second, the cap will not apply where an ETC serves tribal lands or Alaska Native regions; however, support outside the cap in such locations will be limited to one line per residence.  The cap will apply until fundamental comprehensive USF reforms are adopted by the FCC to address issues related to the distribution of support among ETCs.  The FCC order also granted twenty-two (22) new ETC designations, including three new designations for Alltel; one each in certain rural areas of Alabama, North Carolina and Virginia.  The order does not limit the number of ETCs that each state may designate in the future.  Alltel is currently evaluating the effects the order may have on its wireless operations.

In considering long-term reform of the USF, the Federal-State Universal Service Joint Board (“Joint Board”) has recommended, among other things, to cap universal service support for all competitive eligible telecommunications carriers, including Alltel.  The FCC is considering this recommendation as well as implementing other changes to the way USF support is disbursed to program recipients, like Alltel.  Most recently, the FCC accepted comments on three separate Notices of Proposed Rulemaking (“NPRM”) which sought comment on (i) the use of reverse auctions to determine the amount of USF support to provide to ETCs; (ii) the amount of support provided to competitive ETCs – tentatively rejecting the continued use of the identical support rule; and (iii) the previous recommendations of the Joint Board regarding support mechanisms for future focus on broadband services, traditional landline voice and mobility offerings under separate capped funds.  Alltel filed comments advocating for the establishment of appropriately funded wireless mobility and broadband funds that transition away from traditional funding for legacy wireline voice networks.  It is not possible to predict whether or when any of the NPRMs will be adopted as part of a comprehensive reform effort.  It is also not possible at this time to predict the impact of the adoption of one or more of these recommendations on Alltel’s operations; however, implementation of some of the proposals could materially affect the amount of USF support Alltel receives.

Alltel is designated as an ETC and receives federal USF with respect to the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming.  Alltel also receives state universal service support for certain product offerings in Texas. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services.  Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of its ETC designations.  As of March 31, 2008, the Company believes that it is substantially compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to the receipt and collection of universal service support.  During the first quarter of 2008, Alltel received approximately $84 million of USF support.

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach.  In phase one, carriers must, within six months after receiving a request from a phase one enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  In phase two, carriers that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds culminating with a requirement that carriers reach a 95 percent deployment level of ALI capable handsets within their subscriber base by December 31, 2005.  ALI capability permits more accurate identification of the caller’s location by PSAP’s.  Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services where the carrier maintained no retail presence in that market.  In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area.  Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.

Alltel began selling ALI-capable handsets in June 2002 and had complied with each of the intermediate handset deployment thresholds under the FCC’s order or otherwise obtained short-term relief from the FCC to facilitate certain acquisitions. On September 30, 2005, due to the slowing pace of customer migration to ALI-capable handsets and lower than FCC forecasted churn, Alltel filed a request with the FCC for a waiver of the December 31, 2005 requirement to achieve 95 percent penetration of ALI-capable phones.  The request included an explanation of the Company’s compliance efforts to date and the expected date when it would meet the 95 percent penetration rate of ALI-capable handsets, June 30, 2007.  A number of other wireless carriers, including large national carriers and CTIA-The Wireless Association (“CTIA”) on behalf of CMRS carriers in general, also sought relief from the 95 percent requirement.  On January 5, 2007, the FCC issued a number of orders denying certain of the waivers of the E-911 handset deployment requirement, including the waiver filed by the Company.  The FCC’s order imposed reporting requirements on the Company and referred the issue of Alltel’s compliance with the rules to the FCC’s Enforcement Bureau for consideration of further action.  The Company sought reconsideration of the order denying its waiver and subsequently met the 95 percent standard in May 2007.  However, on August 30, 2007, the FCC’s Enforcement Bureau issued a Notice of Apparent Liability for Forfeiture (“NAL”) against Alltel for its non-compliance with the 95 percent deployment deadline.  The fine proposed against the Company in the NAL of $1.0 million was paid in full by Alltel on October 1, 2007.  The Company subsequently withdrew its petition for reconsideration of the FCC’s order denying the Company’s waiver request.  The matter is now final and the Company is in full compliance with the handset deployment requirements.

The FCC initiated a rulemaking in response to a petition for declaratory ruling seeking to specify the basis upon which CMRS carriers must measure the accuracy and reliability of the location data provided to PSAPs for E-911 Phase II service.  On September 11, 2007, the FCC adopted an order establishing new E-911 accuracy standards that require a carrier to meet the Phase II location accuracy standards within the geographic area served by individual PSAPs, and setting time benchmarks under which carriers must achieve Phase II location accuracy over progressively smaller geographic areas until individual PSAP level testing is met.  Various carriers sought stay of the FCC’s order, at both the Agency and Judicial level, and the Company has supported those requests.

On March 12, 2008, the FCC issued a six-month stay of the initial E-911 accuracy compliance standards, extending the deadline for compliance to March 11, 2009.  Further, on March 25, 2008 the Federal Court of Appeals for the District of Columbia Circuit granted carriers’ request for stay of the FCC’s order pending further judicial review of the underlying appeal.  If the FCC’s order is upheld upon judicial appeal, the Company believes that compliance will present significant challenges to the industry as a whole from both a financial and technical perspective.  The second phase of the rulemaking is pending before the FCC.  Additionally, the FCC has recently initiated a notice of inquiry to examine the industry’s obligation to complete all E-911 calls including those from non-initialized handsets.

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

The FCC conducts proceedings and auctions through which additional spectrum is made available for the provision of wireless communications services, including broadband services.  In 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others.  The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in 2004.  The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies.  The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions.  The FCC completed the auction for Advanced Wireless Services (“AWS”) spectrum.  Alltel did not participate in the AWS spectrum auction, but the Company did participate in the 700 MHz auction.  On March 18, 2008, the FCC completed the auction for spectrum in the 700 MHz band, and the auction results have now been publicly released.  The Company did not obtain any licenses at auction, and is liable to the FCC for a withdrawn bid payment should the markets upon which the Company was the provisionally highest bidder not be sold in any subsequent auction for an amount that exceeds the amount of the Company’s withdrawn bids. The FCC also continues to consider various uses of unlicensed spectrum and sharing of currently allocated spectrum between various users.  The FCC has, for example, instituted a rulemaking on the use of “white spaces” in the television spectrum on an unlicensed basis.  Further, the FCC continues to conduct auctions for spectrum not purchased or otherwise available after previous auctions for the spectrum blocks.  On April 4, 2008, the FCC announced an auction for spectrum available in the AWS and PCS spectrum bands.  The Company has made no determination as to whether it will participate in the auction.

Customer Billing
The FCC requires CMRS carriers to ensure that the descriptions of line items on customer bills are clear and not misleading and has declared that any representation of a discretionary item on a bill as a tax or government-mandated charge is misleading.  The Federal Court of Appeals for the Eleventh Circuit (“Eleventh Circuit Court”) has vacated an order of the FCC preempting states from requiring or prohibiting the use of line items on CMRS carriers’ bills and remanded the decision to the FCC for further proceedings.  In February 2007, two CMRS providers filed a petition for a writ of certiorari to the United States Supreme Court, seeking review of the Eleventh Circuit Court’s decision, which has been denied.  The FCC is also considering additional CMRS billing regulations and state preemption issues including whether early termination fees constitute a rate, and consequently, are beyond a state’s regulatory jurisdiction.

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

CPNI
The FCC concluded its rulemaking governing the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information.  New FCC rules, which took effect on December 8, 2007, specify new notice and customer authentication requirements, as well as both certification requirements and limitations on the disclosure of CPNI to the carriers joint venture partners and contractors.  The new rules remain subject to judicial appeal and FCC reconsideration, as well as final Office of Management and Budget (“OMB”) approval under the Paperwork Reduction Act.  While the Company has not been formally notified that the FCC has terminated its investigation of carrier practices to protect CPNI, the Company has received no further inquiries or notices from the FCC.

Analog Sunset
Under current FCC rules, carriers are no longer required to offer analog wireless services after February 2008.  This analog “sunset” rule was the subject of petitions seeking extension of the analog requirement beyond 2008, which were denied by the FCC by order dated June 15, 2007.  Alltel plans to migrate its customers and network to all digital service after the sunset of the rule.  On April 1, 2008, the Company initiated the first phase of its analog phase out plan.

Warn Act/Emergency Alerts
On October 13, 2006, the Warn Act was signed into law and provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols recommended by an advisory committee and adopted by the FCC.  The FCC convened the industry advisory committee required under the Warn Act to consider technical standards and operating protocols, which were approved by the committee on October 3, 2007.  The FCC has initiated its formal rulemaking to adopt the technical requirements for the provision of emergency alerts under the Warn Act and adopted the advisory committee’s recommendations with minor modifications by order released on April 9, 2008.

Katrina Panel Recommendations
On June 8, 2007, the FCC released an order directing the Public Safety and Homeland Security Bureau to implement several of the recommendations of the panel convened to study network outages in the wake of Hurricane Katrina.  The FCC also adopted rules requiring wireless communications providers to have emergency back-up power for cell sites as well as to conduct studies and submit reports on the redundancy and resiliency of their E-911 networks.  The rules regarding back-up power were reconsidered by the FCC in an order issued October 4, 2007, and no new rules will go into effect until the OMB approves the information collection requirements.  The back-up power requirement has also been appealed to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit Court”).  On February 28, 2008, the D.C. Circuit Court granted a motion to stay the effectiveness of the FCC's emergency back-up power rules, pending judicial review.  At this time, the Company is evaluating the impact of the new rules.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Cash flows from (used in):
Operating activities from continuing operations	$205.8	$561.2
Investing activities from continuing operations	(111.3)	27.1
Financing activities from continuing operations	103.8	(946.9)
Discontinued operations	-	1.2
Change in cash and short-term investments	$198.3	$(357.4)

Cash Flows from Operating Activities – Continuing Operations
For the three months ended March 31, 2008, Alltel’s primary source of liquidity was cash provided from operations. Compared to the corresponding period of 2007, the decrease in cash flows from operating activities during the first quarter of 2008 primarily reflected the payment of merger-related expenses and the effects of higher interest costs resulting from the issuance of $21.7 billion of additional long-term debt as further discussed below under “Cash Flows from Financing Activities – Continuing Operations”.  Cash flows from operating activities in the first quarter of 2008 also reflected changes in working capital requirements, driven primarily by timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes.  During the first three months of 2008, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements and scheduled long-term payments, as further discussed below.  Alltel expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2008.

Cash Flows from Investing Activities – Continuing Operations
Capital Expenditures
During the first three months of 2008, capital expenditures continued to be Alltel’s primary use of capital resources.  Capital expenditures for the three months ended March 31, 2008 were $138.1 million compared to $161.8 million for the same period in 2007.  Capital expenditures in both periods were incurred to construct additional network facilities and to deploy 1XRTT data and 1x-EVDO technology.  Alltel funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software for the three months ended March 31, 2008 were $8.2 million compared to $7.8 million for the same period in 2007.  Including capitalized software development costs, outlays for capital expenditures are expected to be approximately $950.0 million to $1,050.0 million for 2008 and are expected to be funded primarily from internally generated funds.

Proceeds From Sales of Investments and Other Assets
Investing activities for the three months ended March 31, 2008 included proceeds from the sale of assets of $18.0 million received in connection with the disposal of a corporate airplane.  Investing activities for the three months ended March 31, 2007 included proceeds from the sale of investments of $188.7 million, consisting of the cash proceeds received from the sale of marketable securities acquired by Alltel through its merger with Western Wireless.

Cash flows from investing activities for the three months ended March 31, 2008 and 2007 included proceeds from the return on investments of $13.2 million and $10.9 million, respectively.  These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments.

Cash Flows from Financing Activities – Continuing Operations
Issuances and Repayments of Long-Term Debt
Concurrent with the consummation of the Merger, Alltel Communications Inc. (“ACI”), a wholly-owned subsidiary of Alltel, entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion maturing 7.5 years from the closing of the date of the Merger, a six-year, senior secured revolving credit facility of $1.5 billion, and a delayed draw term loan facility with an additional borrowing capacity of $750.0 million maturing 7.5 years from the closing date of the Merger, available on a delayed-draw basis until the one-year anniversary of the closing date of the Merger for amounts paid, or committed to be paid, to purchase or otherwise acquire licenses and rights in the 700 MHz spectrum auction conducted by the FCC.  At the closing of the Merger, ACI utilized the full capacity available under the senior secured term loan.  The Company will be required to pay equal quarterly installments in aggregate annual amounts equal to one percent of the original funded principal amount of the senior secured term loan facility, with the balance payable on May 15, 2015.

Through March 31, 2008, no amounts had been drawn under the $1.5 billion senior secured revolving credit facility. During the first quarter of 2008, the Company borrowed $150.0 million available under the $750.0 million delayed draw term loan facility in connection with its participation in the 700 MHz spectrum auction conducted by the FCC.  As previously discussed, Alltel did not obtain any licenses in 700 MHz spectrum auction, and accordingly, all outstanding borrowings under this facility were repaid on April 3, 2008 and the $750.0 million delayed draw term loan facility was terminated.  The $150.0 million borrowed under the $750.0 million delayed draw term loan facility represented all of the long-term debt issued during the first quarter of 2008.

In connection with the Merger, ACI also entered into a $5.2 billion senior unsecured cash-pay term loan facility and a $2.5 billion senior unsecured PIK term loan facility that represented bridge financing.  At the closing of the Merger, ACI utilized all $7.7 billion available under the bridge facilities.  Alltel expects that the bridge facilities will be replaced either through the issuance of note securities or conversion into term loans on or before one year from the Merger date.  In December 2007, $1.0 billion of the senior unsecured PIK term loan facility was repaid upon the issuance of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.  The credit agreements governing the new senior secured credit facilities and new senior unsecured credit facilities and the indenture governing the senior PIK toggle notes contain a number of restrictive covenants that restrict, among other things, Alltel’s ability to pay dividends.  Effective at the close of business on December 31, 2007, ACI was converted into a limited liability corporation and hereinafter is referred to as ACLLC.

Repayments of long-term debt were $35.4 million during the three months ended March 31, 2008 and consisted of the quarterly installment payment of $35.0 million due under the senior secured term loan and a $0.4 million payment related to the delayed draw term loan.

Prior to the Merger, Alltel had a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement and had also established a commercial paper program with a maximum borrowing capacity of $1.5 billion.  Under the commercial paper program, commercial paper borrowings were fully supported by the available borrowings under the revolving credit agreement.  Accordingly, before the completion of the Merger, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement could not exceed $1.5 billion.  Both of these credit facilities were cancelled immediately prior to closing of the Merger.  Alltel incurred no borrowings under the revolving credit agreement or commercial paper program during the first quarter of 2007.

Dividend Payments
Prior to the Merger, dividend payments represented a significant use of Alltel’s capital resources.  Common and preferred dividend payments were $45.9 million for the three months ended March 31, 2007.  As a company without publicly traded common stock, Alltel does not expect to pay any cash dividends.

Issuances and Repurchases of Common Stock
During the first quarter of 2007, proceeds from the issuance of Alltel’s common stock amounted to $42.4 million and consisted of cash received from the exercise of stock options.  On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008.  Under this authorization, Alltel repurchased shares, from time to time, on the open market or in negotiated transactions, as circumstances warranted.  Sources of funding stock repurchases included available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program.  During the first quarter of 2007, Alltel repurchased 15.3 million of its common shares at a total cost of $938.8 million.

Other
Cash flows used in financing activities also included distributions to Alltel’s minority investors in wireless markets operated in partnership with other companies.  Cash payments to these minority investors were $10.8 million and $7.7 million for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources
As described above, following the completion of the Merger, Alltel has a substantial amount of indebtedness and will incur significantly higher interest costs which will adversely affect the Company’s future operating results.  Alltel believes it has sufficient cash and short-term investments on hand ($1,031.6 million at March 31, 2008) and will generate adequate operating cash flows to finance its ongoing requirements, including capital expenditures and the payment of principal and interest related to its long-term debt obligations.  Additional sources of funding available to Alltel include additional borrowings of up to $1.5 billion available under the Company’s revolving credit agreement.

Alltel’s long-term credit ratings with Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“Standard & Poor’s”) were unchanged from December 31, 2007 and were as follows at March 31, 2008:

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

Covenant Compliance
The senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, payments and modifications of certain subordinated and other material indebtedness, liens and encumbrances, business and operations of Alltel and its direct, wholly-owned domestic subsidiaries and other matters customarily restricted in such agreements, in each case subject to certain exceptions.  In addition, the senior secured credit facilities require that Alltel maintain a consolidated senior secured net debt to Consolidated EBITDA, or earnings before interest, taxes and depreciation and amortization expense, ratio (as that term is defined in the credit agreement governing the senior secured facilities) measured over a rolling four-quarter measurement period, which cannot exceed 6.75 to 1.00 for the first measurement period ending June 30, 2008.  The consolidated senior secured net debt to Consolidated EBITDA ratio will decline over time until it reaches 5.75 to 1.00 for measurement periods beginning on or after September 30, 2012.

Presented below are calculations of EBITDA and Consolidated EBITDA.  Alltel has included this discussion of Consolidated EBITDA because covenants in ACLLC’s senior secured credit facilities contain ratios based on this measure, as discussed above.  Measurements of Consolidated EBITDA are based on the Company’s calculation of EBITDA (net income (loss), excluding the effects of discontinued operations and the cumulative effect of accounting changes, and before net interest expense, provision for income taxes and depreciation and amortization) adjusted to exclude unusual items, certain non-cash charges and items permitted in calculating covenant compliance under the indenture and the credit facilities.  Alltel believes that the application of these supplementary adjustments to EBITDA in determining Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate compliance with its financing covenants.  If the Company’s Consolidated EBITDA were to decline below certain levels, covenants in the senior secured credit facilities that are based on Consolidated EBITDA, including the maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment of amounts outstanding under the senior secured term loan facility.  For the twelve months ended March 31, 2008, the senior secured leverage ratio was 4.05 to 1.00.

EBITDA and Consolidated EBITDA are not measures calculated in accordance with GAAP and should not be considered a substitute for operating income, net income (loss) or any other measure of financial performance reported in accordance with GAAP or as measures of operating cash flows or liquidity.  The presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results of operations or cash flows as reported under GAAP.  In particular, EBITDA and Consolidated EBITDA should not be viewed as a reliable indicator of Alltel’s ability to generate cash to service its debt obligations because certain of the items added to net income (loss) to determine EBITDA and Consolidated EBITDA involve outlays of cash.  As a result, actual cash available to service the Company’s debt obligations will be different from Consolidated EBITDA.  In addition to demonstrating compliance with its financing covenants, Alltel believes that the presentation of EBITDA and Consolidated EBITDA is helpful in highlighting operational trends because these measures exclude certain non-cash charges and other non-operating items that are not representative of the Company’s core business operations.

The following table provides the calculation of EBITDA and Consolidated EBITDA for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Net income (loss)	$(124.9)	$230.1
Loss from discontinued operations	0.1	0.2
Income tax expense (benefit)	(74.3)	146.8
Interest expense, net of interest income	484.1	39.5
Depreciation and amortization	526.5	349.5
EBITDA	811.5	766.1
Minority interest in consolidated partnerships	8.2	9.7
Equity earnings in unconsolidated partnerships, net of cash distributions received	(0.3)	(4.4)
Stock-based compensation expense, net of restricted shares surrendered for tax	2.4	5.7
Integration expenses, restructuring and other charges (See Note 6)	17.5	6.3
Gain on disposal of assets (See Note 7)	-	(56.5)
Non-cash rental income, net of amortization of deferred leasing costs (a)	-	(8.5)
Other non-cash items	(0.6)	1.1
Management fee payable to Sponsors (b)	8.6	-
Consolidated EBITDA	$847.3	$719.5

Notes:
(a)
Represents non-cash rental income and amortization of deferred leasing costs related to Alltel’s agreement to lease cell site towers to American Tower.  The remaining deferred rental income and deferred leasing costs were written-off in connection with the Merger.

(b)
Represents the annual management fee and out-of-pocket expenses payable in each case to affiliates of the Sponsors in exchange for consulting and management advisory services.  The annual management fee is equal to one percent of Alltel’s Consolidated EBITDA.

The senior secured credit facilities contain customary events of default, including without limitation, nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration to material indebtedness, bankruptcy, judgments, events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), failure of any guaranty or security document supporting the senior secured credit facilities to be in full force and effect, and a change of control as defined in the agreement governing the senior secured credit facilities, the Senior Toggle Notes or the senior unsecured interim facilities, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.  These events of default may allow for certain grace periods, materiality limitations and equity cure rights, if applicable.  Additionally, Alltel is required to observe certain customary reporting requirements and other affirmative covenants.  At March 31, 2008, the Company was in compliance with all of its debt covenants.

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

Critical Accounting Policies
Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In Alltel’s Annual Report on Form 10-K for the year ended December 31, 2007, Alltel identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension benefits, calculating stock-based compensation and depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, accounting for income taxes and business combinations.  There have been no material changes to Alltel’s critical accounting policies during the first quarter of 2008.

Recently Issued Accounting Pronouncements
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged.  The Company is currently evaluating the effects that SFAS No. 161 will have on its disclosures of derivative instruments included in its consolidated financial statements.

ALLTEL CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Alltel’s market risks at March 31, 2008 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  As of March 31, 2008, Alltel continues to be exposed to market risk from changes in interest rates.  Alltel has estimated its market risk using sensitivity analysis.  Market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below.  Actual results may differ from these estimates.

Interest Rate Risk
The Company’s earnings are affected by changes in variable interest rates related to Alltel’s variable rate long-term debt obligations and interest rate swap agreements.  Alltel’s cash and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments.  As of March 31, 2008, the carrying value of Alltel’s cash and cash equivalents approximated fair value.  The Company uses derivative instruments to manage its exposure to fluctuations in short-term interest rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt.  The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity.  Alltel does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes.  Management periodically reviews Alltel’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of March 31, 2008, the Company had $20.78 billion of variable rate long-term debt consisting of borrowings of $13.93 billion under a senior secured term loan, $149.6 million under a senior secured delayed draw term loan, $5.2 billion under a senior unsecured cash-pay term loan facility and $1.5 billion under a senior unsecured PIK term loan facility.  The Company has entered into seven, pay fixed/receive variable, interest rate swap agreements on notional amounts totaling $9.5 billion of the senior secured term loan.  The maturities of these seven interest rate swaps range from December 17, 2009 to February 17, 2013.  At March 31, 2008, the weighted average fixed rate paid by Alltel on these swaps was 3.78 percent, and the weighted average variable rate received by Alltel was 2.81 percent.  At the inception date, all of the interest rate swaps were designated as cash flow hedges of the variability in the interest payments due to changes in the London-Interbank Offered Rate (“LIBOR”) interest rate (the benchmark interest rate) on the variable rate senior secured term loan.  The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.  Accordingly, as of March 31, 2008, the Company had exposure to floating interest rates on approximately $11.3 billion of long-term debt obligations consisting of $4.4 billion under the senior secured term loan, $149.6 million under the delayed draw term loan and $6.7 billion in senior unsecured borrowings.  As previously discussed, the borrowings under the delayed draw term loan were repaid on April 3, 2008 and the $750.0 million delayed draw term loan facility was terminated.

The Company also entered into two, pay variable/receive variable, interest rate basis swap agreements on notional amounts totaling $4.0 billion of the senior secured term loan, both maturing on December 17, 2008.  At March 31, 2008, the weighted average variable rate paid by Alltel on these swaps was the three-month LIBOR and was 2.68 percent, and the weighted average variable rate received by Alltel was the one-month LIBOR and was 2.82 percent.  These basis swaps do not qualify for hedge accounting and are marked-to-market each period.

As of March 31, 2008, a hypothetical increase of 100 basis points in variable interest rates would increase Alltel’s annual pre-tax loss by approximately $112.8 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would decrease Alltel’s annual pre-tax loss by approximately $112.8 million.

Comparatively, as of March 31, 2007, Alltel had no variable rate debt outstanding and had entered into four, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million.  At the inception date, the four interest rate swaps were designated as fair value hedges.  The maturities of the interest rate swaps ranged from August 15, 2010 to November 1, 2013.  The weighted average fixed rate received by Alltel on these swaps was 5.5 percent, and the variable rate paid by Alltel was the three month LIBOR, which was 5.4 percent at March 31, 2007.  A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $8.5 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $8.5 million.  In conjunction with the Merger, Alltel terminated these interest rate swaps.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Alltel is involved in certain legal matters that are discussed in Note 11 to the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.  In addition to those matters, Alltel is also a party to various other legal proceedings arising in the ordinary course of business.  Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of Alltel.

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

During the first quarter of 2008, there have been no significant changes to the risk factors affecting Alltel’s wireless telecommunications business that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.    Exhibits

See the exhibits specified on the Exhibit Index located at Page 36.

34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alltel Corporation
(Registrant)

/s/ Sharilyn S. Gasaway
Sharilyn S. Gasaway
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)
May 15, 2008

ALLTEL CORPORATION
FORM 10-Q
EXHIBIT INDEX

Form 10-Q
Exhibit No.	Description of Exhibits

10(k)(3)	Amendment No. 2 to Alltel Corporation Comprehensive Plan of Group Insurance (January 1, 2006 Restatement).	(a)

12	Statements Re: Computation of Ratios	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a)	Filed herewith.