Form 10-K/A
period 2007-12-31
ALLTEL CORP
filed 2008-06-16
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2007

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 1-4996

Alltel Corporation
(Exact name of registrant as specified in its charter)

Delaware	34-0868285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Allied Drive, Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(501) 905-8000

Securities registered pursuant to Section 12(b) of the Act:

NONE
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Explanatory Note

Alltel Corporation (“Alltel” or the “Company’) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 originally filed on March 20, 2008 to include a revised Financial Supplement which is incorporated by reference into Items 6, 7, 7A and 8 of Part II and Item 15 of Part IV.  The Financial Supplement was revised in response to comments received by Alltel from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) in connection with the staff’s review of the Company’s 2007 Form 10-K.

Revisions to the Financial Supplement include the following:

•
Revised Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to eliminate the comparison of the combined operating results of the Predecessor and Successor for the fiscal year 2007 to fiscal year 2006.  The revised MD&A includes a comparison of the operating results of the Predecessor for the period January 1, 2007 to November 15, 2007 to the year ended December 31, 2006 and a comparison of the operating results for the years ended December 31, 2006 and 2005 to one another.  In addition, the revised MD&A also includes a freestanding discussion of the Company’s operating results for the Successor period of November 16, 2007 to December 31, 2007 focused on those factors that materially affected Alltel’s operating results in the Successor period and/or are expected to have a continuing significant impact on the Company’s future results of operations.  To supplement its discussion and analysis on a historical basis, the Company has also included a discussion comparing its operating results for the year ended December 31, 2007, prepared on a pro forma basis as if Alltel’s acquisition by Atlantis Holdings LLC (“Atlantis Holdings”) had occurred on January 1, 2007, to its operating results for the year ended December 31, 2006, prepared on a pro forma basis as if the Company’s acquisition by Atlantis Holdings had occurred on January 1, 2006.

•
In its discussion of covenant compliance included in MD&A and Note 2 to its audited consolidated financial statements, Alltel had used the terms “Adjusted EBITDA” and “Consolidated EBITDA” interchangeably, when discussing the requirements of its senior secured credit facilities to maintain a specific leverage ratio.  Because that requirement is based on Consolidated EBITDA, not Adjusted EBITDA, Alltel has eliminated any reference to Adjusted EBITDA in the revised Financial Supplement.

•
Revised the unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 included in Note 2 to the audited financial statements to agree to the pro forma amounts presented in the revised MD&A.

•	Included in both the MD&A and Note 21 to the audited financial statements a subsequent event disclosure relating to the pending acquisition of Alltel by Verizon Wireless announced on June 5, 2008.

A subsequent event disclosure relating to the pending acquisition of Alltel has also been included in Item 1.

For the convenience of the reader, this Amendment No. 1 sets forth the entire Form 10-K of Alltel as of December 31, 2007.  Except for the revised disclosures discussed above and changes to page numbers and cross-references, there are no other significant changes to Alltel’s original Form 10-K filing that have been modified by this Amendment.  Except for the disclosures relating to the pending acquisition of Alltel as discussed above, this Amendment No. 1 does not reflect events occurring after the filing of the Company's original Form 10-K or modify or update any of the other disclosures included in the original Form 10-K filing.  Forward looking statements made in the original Form 10-K filing have not been revised to reflect events, results or developments that have become known to the Company after the date of the original filing and such forward looking statements should be read in their historical context.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with Alltel’s other filings with the SEC.

Currently dated certifications of Alltel’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

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

Pending Acquisition of Alltel

On June 5, 2008, Verizon Wireless, a joint venture of Verizon Communications and Vodafone, entered into an agreement with Alltel and Atlantis Holdings to acquire Alltel in a cash merger.  Under terms of the merger agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion in cash and assume Alltel's outstanding long-term debt.  Consummation of the merger is subject to certain conditions, including the receipt of regulatory approvals, including, without limitation, the approval of the FCC and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The transaction is currently expected to close by the end of 2008, subject to obtaining regulatory approvals.

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

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Distribution (Continued)

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

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Technology (Continued)

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

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

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

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

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

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

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

Regulation – Katrina Panel Recommendations

On June 8, 2007, the FCC released an order directing the Public Safety and Homeland Security Bureau to implement several of the recommendations of the panel convened to study network outages in the wake of Hurricane Katrina.  The FCC also adopted rules requiring wireless communications providers to have emergency back-up power for cell sites as well as to conduct studies and submit reports on the redundancy and resiliency of their E-911 networks.  The rules regarding back-up power were reconsidered by the FCC in an order issued October 4, 2007, and no new rules will go into effect until the OMB approves the information collection requirements.  The back-up power requirement has also been appealed to the U.S. Court

Alltel Corporation
Form 10-K, Part I

Item 1.  Business

Regulation – Katrina Panel Recommendations (Continued)

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

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

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

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

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

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

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

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

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

Alltel Corporation
Form 10-K, Part I

Item 1A.  Risk Factors (Continued)

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
Form 10-K, Part II

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

Item 6.  Selected Financial Data

For information pertaining to Selected Financial Data of Alltel, refer to pages F-40 and F-41 of the Financial Supplement, which is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alltel, refer to pages F-2 to F-39 of the Financial Supplement, which is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to pages F-34 and F-35 of the Financial Supplement, which is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of Alltel, refer to pages F-42 to F-94 of the Financial Supplement, which is incorporated by reference herein.

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

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-42 of the Financial Supplement, is incorporated by reference herein.

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

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

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

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

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

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

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

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

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

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

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

(4)
This column shows the sum of the awards earned by our Named Executive Officers during 2007 and 2006 under the Performance Incentive Compensation Plan and the Long-Term Performance Incentive Compensation Plan.  The separate values for each award for 2007 are set forth in the table below.  For information on the structure of Alltel’s Performance Incentive Compensation Plan and Long-Term Performance Incentive Compensation Plan, refer to the Compensation Discussion and Analysis portion of this report, beginning on page 23.

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

(1)
The amounts included in the “Annual Incentive” row provide information about the annual cash incentive opportunities granted under the Performance Incentive Compensation Plan during 2007 to our Named Executive Officers. The information included in the “Threshold”, “Target” and “Maximum” columns reflect the range of potential payouts for each award granted under the Performance Incentive Compensation Plan during 2007.  In connection with the Merger, these awards were calculated and paid based on maximum performance through the end of December as defined and required by the Change in Control Agreements.  The actual amounts paid to each Named Executive Officer under the Performance Incentive Compensation Plan are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For more information about the Performance Incentive Compensation Plan, refer to the “Compensation Discussion and Analysis” beginning on page 23.

(2)
The amounts included in the “Long-Term Incentive (2007-2009)” row provide information about the long-term cash incentive opportunities granted under the Long-Term Performance Incentive Compensation Plan during 2007 to our Named Executive Officers for the 2007 - 2009 performance cycle. The information included in the “Threshold”, “Target” and “Maximum” columns reflect the range of potential payouts for each award granted under the Long-Term Performance Incentive Compensation Plan during 2007. In connection with the Merger, these awards were calculated and paid based on maximum target performance as defined and required by the Change in Control Agreements.  The actual amount paid to each Named Executive Officer under these awards is included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.  For more information about the “Long-Term Performance Incentive Compensation Plan”, refer to the Compensation Discussion and Analysis beginning on page 23.

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

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (3)	Option Exercise Price (4)	Option Expiration Date
Scott T. Ford
Roll-Over Options	1/17/2007	159,840	-	-	$2.50	1/17/2017
	1/21/2004	494,502	-	-	$2.50	1/21/2014
	1/19/2005	513,826	-	-	$2.50	1/19/2015
	1/18/2006	404,922	-	-	$2.50	1/18/2016
	1/22/2003	990,635	-	-	$2.50	1/22/2013
	1/23/2002	362,944	-	-	$2.50	1/23/2012
Performance 2.0x	11/16/2007	-	-	1,252,693	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	1,252,693	$10.00	11/16/2017
Time-based	11/16/2007	-	5,637,116	-	$10.00	11/16/2017
Sharilyn S. Gasaway
Roll-Over Options	1/17/2007	79,920	-	-	$2.50	1/17/2017
	1/22/2003	91,140	-	-	$2.50	1/22/2013
	1/21/2004	74,175	-	-	$2.50	1/21/2014
	1/19/2005	85,637	-	-	$2.50	1/19/2015
	1/18/2006	202,461	-	-	$2.50	1/18/2016
Performance 2.0x	11/16/2007	-	-	230,770	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	230,770	$10.00	11/16/2017
Time-based	11/16/2007	-	1,038,462	-	$10.00	11/16/2017
Jeffrey H. Fox
Roll-Over Options	1/22/2003	288,339	-	-	$2.50	1/22/2013
	1/21/2004	370,877	-	-	$2.50	1/21/2014
	1/19/2005	321,141	-	-	$2.50	1/19/2015
	1/18/2006	253,076	-	-	$2.50	1/18/2016
	1/17/2007	99,900	-	-	$2.50	1/17/2017
Performance 2.0x	11/16/2007	-	-	773,077	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	773,077	$10.00	11/16/2017
Time-based	11/16/2007	-	3,478,846	-	$10.00	11/16/2017
Richard N. Massey
Roll-Over Options	1/18/2006	186,746	-	-	$2.50	1/18/2016
	1/17/2007	79,920	-	-	$2.50	1/17/2017
Performance 2.0x	11/16/2007	-	-	384,616	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	384,616	$10.00	11/16/2017
Time-based	11/16/2007	-	1,730,769	-	$10.00	11/16/2017
C. J. Duvall
Roll-Over Options	1/22/2003	12,727	-	-	$2.50	1/22/2013
	1/21/2004	74,175	-	-	$2.50	1/21/2014
	1/19/2005	85,637	-	-	$2.50	1/19/2015
	1/18/2006	67,487	-	-	$2.50	1/18/2016
	1/17/2007	26,640	-	-	$2.50	1/17/2017
Performance 2.0x	11/16/2007	-	-	96,154	$10.00	11/16/2017
Performance 1.5x	11/16/2007	-	-	96,154	$10.00	11/16/2017
Time-based	11/16/2007	-	432,692	-	$10.00	11/16/2017

Alltel Corporation
Form 10-K, Part III

Item 11.  Executive Compensation (Continued)

(1)	This column shows the number of shares underlying outstanding Roll-Over Options as of December 31, 2007.

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

1.
Financial Statements:
The following Consolidated Financial Statements of Alltel Corporation and subsidiaries for the year ended December 31, 2007, included in the Financial Supplement, which is incorporated by reference herein:

Financial Supplement Page Number
	Management’s Report on Internal Control Over Financial Reporting	F-42
	Report of Independent Registered Public Accounting Firm	F-43 – F-44
	Consolidated Balance Sheets – as of December 31, 2007 and 2006	F-45
	Consolidated Statements of Operations	F-46
	Consolidated Statements of Cash Flows	F-47 – F-48
	Consolidated Statements of Shareholders’ Equity	F-49 – F-50
	Notes to Consolidated Financial Statements	F-51 – F-94

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	63
	Schedule II. Valuation and Qualifying Accounts	64 – 65

3.	Exhibits:
	Exhibit Index	66 – 72

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

Alltel Corporation
Registrant

By	/s/ Scott T. Ford	Date: June 16, 2008
Scott T. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sharilyn S. Gasaway	Date: June 16, 2008
Sharilyn S. Gasaway, Executive Vice President -
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott T. Ford
Scott T. Ford, President, Chief Executive Officer and Director
		By	/s/ Sharilyn S. Gasaway
*Sue P. Mosley, Controller			* (Sharilyn S. Gasaway, Attorney-in-fact)
	(Principal Accounting Officer)	Date: June 16, 2008

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
*

(b)	Bylaws of Alltel Corporation (amended and restated as of January 25, 2008) (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2007)	*

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
*

(a)(3)
First Supplemental Indenture dated as of December 14, 2007, among Alltel New License Sub, LLC, a subsidiary of Alltel Communications Inc., Alltel Communications Finance, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4(a)(3) to Form 10-K for the year ended December 31, 2007).
*

(a)(4)
Second Supplemental Indenture dated as of January 25, 2008 to indenture dated as of December 3, 2007 among Alltel Communications, LLC and Alltel Communications Finance, Inc., as issuers, the Guarantors listed in the Indenture and Wells Fargo Bank, National Association, as Trustee Senior Cash-Pay Notes due 2015 and Senior Toggle Notes due 2017 (incorporated herein by reference to Exhibit 4(a)(4) to Form 10-K for the year ended December 31, 2007).
*

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
*

(c)(1)
Guaranty dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc., as the Borrower, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(c)(1) to Form 10-K for the year ended December 31, 2007).
*

(c)(2)
Supplement No.1 dated as of December 14, 2007 to the Guaranty dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc., as the Borrower, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(c)(2) to Form 10-K for the year ended December 31, 2007.
*

(c)(3)
Senior Interim Loan Guarantee dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc. and Alltel Communications Finance, Inc., as the Borrowers, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(c)(3) to Form 10-K for the year ended December 31, 2007.
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(4)(c)(4)
Supplement No.1 dated as of December 14, 2007 to the Senior Interim Loan Guarantee dated as of November 16, 2007 among Alltel Corporation, as Parent, Alltel Communications, Inc. and Alltel Communications Finance, Inc., as the Borrowers, Certain Subsidiaries of Alltel Corporation and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(c)(4) to Form 10-K for the year ended December 31, 2007.
*

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
*

(b)(1)
Management Services Agreement dated November 16, 2007, by and among Atlantis Merger Sub, Inc., Atlantis Holdings LLC, Goldman, Sachs & Co. and TPG Capital, L.P. (incorporated herein by reference to Exhibit 10(b)(1) to Form 10-K for the year ended December 31, 2007).
*

(c)(1)
Employment Agreement by and between Alltel Corporation and Scott T. Ford effective as of November 16, 2007 (incorporated herein by reference to Exhibit 10(c)(1) to Form 10-K for the year ended December 31, 2007).
*

(c)(2)
Employment Agreement by and between Alltel Corporation and Jeffrey H. Fox effective as of November 16, 2007 (incorporated herein by reference to Exhibit 10(c)(2) to Form 10-K for the year ended December 31, 2007).
*

(c)(3)
Employment Agreement by and between Alltel Corporation and Sharilyn S. Gasaway effective as of November 16, 2007 (incorporated herein by reference to Exhibit 10(c)(3) to Form 10-K for the year ended December 31, 2007).
*

(c)(4)
Employment Agreement by and between Alltel Corporation and Richard N. Massey effective as of November 16, 2007 (incorporated herein by reference to Exhibit 10(c)(4) to Form 10-K for the year ended December 31, 2007).
*

(c)(5)
Employment Agreement by and between Alltel Corporation and C.J. Duvall, Jr. effective as of November 16, 2007 (incorporated herein by reference to Exhibit 10(c)(5) to Form 10-K for the year ended December 31, 2007).
*

(d)(1)
Management Stockholder’s Agreement dated as of November 16, 2007, among Alltel Corporation, Atlantis Holdings LLC and Scott T. Ford (incorporated herein by reference to Exhibit 10(d)(1) to Form 10-K for the year ended December 31, 2007).
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(d)(2)	Form of Management Stockholders’ Agreement dated as of November 16, 2007, among Alltel Corporation, Atlantis Holdings LLC and the Majority Stockholders and certain management investors.	*

(e)(1)	Alltel Corporation 2007 Stock Option Plan (incorporated herein by reference to Exhibit 10(e)(1) to Form 10-K for the year ended December 31, 2007).	*

(f)(1)	Alltel Corporation 1998 Management Deferred Compensation Plan, effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(5) to Form 10-Q for the period ended June 30, 1998).	*

(f)(2)
Amendment No. 1 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(11) to Form 10-K for the fiscal year ended December 31, 2002).
*

(f)(3)
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
*

(f)(6)
Amendment No. 5 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective November 1, 2006 (incorporated herein by reference to Exhibit 10(f)(6) to Form 10-K for the year ended December 31, 2007).
*

(f)(7)
Amendment No. 6 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective June 23, 1998 (incorporated herein by reference to Exhibit 10(f)(7) to Form 10-K for the year ended December 31, 2007).
*

(f)(8)
Amendment No. 7 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective August 1, 2007 (incorporated herein by reference to Exhibit 10(f)(8) to Form 10-K for the year ended December 31, 2007).
*

(f)(9)
Amendment No. 8 to the Alltel Corporation 1998 Management Deferred Compensation Plan effective January 1, 2008 (incorporated herein by reference to Exhibit 10(f)(9) to Form 10-K for the year ended December 31, 2007).
*

(g)(1)
Alltel Corporation Performance Incentive Compensation Plan, as amended and restated effective as of November 16, 2007 (incorporated herein by reference to Exhibit 10(g)(1) to Form 10-K for the year ended December 31, 2007).
*

(g)(2)	Alltel Corporation Special Annual Bonus Plan effective as of November 16, 2007 (incorporated herein by reference to Exhibit 10(g)(2) to Form 10-K for the year ended December 31, 2007).	*

(h)(1)	Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 2001).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(h)(2)	Amendment No. 1 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(1) to Form 10-Q for the period ended September 30, 2002).	*

(h)(3)	Amendment No. 2 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(h)(4)	Amendment No. 3 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(4) to Form 10-Q for the period ended June 30, 2003).	*

(h)(5)	Amendment No. 4 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(9) to Form 10-Q for the period ended June 30, 2004).	*

(h)(6)	Amendment No. 5 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(k)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(h)(7)	Amendment No. 6 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(h)(8)	Amendment No. 7 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(7) to Form 10-K for the fiscal year ended December 31, 2003).	*

(h)(9)	Amendment No. 8 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(8) to Form 10-K for the fiscal year ended December 31, 2003).	*

(h)(10)	Amendment No. 9 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(10) to Form 10-K for the fiscal year ended December 31, 2004).	*

(h)(11)	Amendment No. 10 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(11) to Form 10-K for the fiscal year ended December 31, 2004).	*

(h)(12)	Amendment No. 11 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(12) to Form 10-K for the fiscal year ended December 31, 2004).	*

(h)(13)	Amendment No. 12 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(k)(13) to Form 10-Q for the period ended September 30, 2005).	*

(h)(14)	Amendment No. 13 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(14) to Form 10-K for the fiscal year ended December 31, 2005).	*

(h)(15)	Amendment No. 14 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(15) to Form 10-K for the fiscal year ended December 31, 2005).	*

(h)(16)	Amendment No. 15 to Alltel Corporation Pension Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit (10)(j)(16) to Form 10-Q for the period ended June 30, 2006).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(i)(1)	Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l) to Form 10-Q for the period ended March 31, 2002).	*

(i)(2)	Amendment No. 1 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(l)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(i)(3)	Amendment No. 2 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(3) to Form 10-K for the fiscal year ended December 31, 2003).	*

(i)(4)	Amendment No. 3 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(4) to Form 10-K for the fiscal year ended December 31, 2003).	*

(i)(5)	Amendment No. 4 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit 10(I)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(i)(6)
Amendment No. 5 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(l)(6) to Form 10-K for the fiscal year ended December 31, 2004).
*

(i)(7)	Amendment No. 6 to Alltel Corporation Profit Sharing Plan (January 1, 2002 Restatement) (incorporated herein by reference to Exhibit (10)(l)(7) to Form 10-Q for the period ended September 30, 2005).	*

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

(10)(j)(2)
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
*

(j)(6)	Amendment No. 5 to Alltel Corporation Benefit Restoration Plan (January 1, 1996 Restatement) (incorporated herein by reference to Exhibit 10(j)(6) to Form 10-K for the year ended December 31, 2007).	*

(k)(1)	Alltel Corporation Comprehensive Plan of Group Insurance (January 1, 2006 Restatement) (incorporated herein by reference to Exhibit 10(m)(1) to Form 10-K for the fiscal year ended December 31, 2006).	*

(k)(2)
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
*

(m)(1)	Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended December 31, 2001).	*

(m)(2)	Amendment No. 1 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(2) to Form 10-K for the fiscal year ended December 31, 2002).	*

(m)(3)	Amendment No. 2 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(3) to Form 10-K for the fiscal year ended December 31, 2002).	*

(m)(4)	Amendment No. 3 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(4) to Form 10-Q for the period ended June 30, 2003).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

(10)(m)(5)	Amendment No. 4 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(5) to Form 10-K for the fiscal year ended December 31, 2003).	*

(m)(6)	Amendment No. 5 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(6) to Form 10-K for the fiscal year ended December 31, 2003).	*

(m)(7)	Amendment No. 6 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(7) to Form 10-Q for the period ended June 30, 2004).	*

(m)(8)	Amendment No. 7 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(8) to Form 10-K for the fiscal year ended December 31, 2004).	*

(m)(9)	Amendment No. 8 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(9) to Form 10-Q for the period ended September 30, 2005).	*

(m)(10)	Amendment No. 9 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(10) to Form 10-K for the fiscal year ended December 31, 2005).	*

(m)(11)	Amendment No. 10 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(11) to Form 10-Q for the period ended June 30, 2006).	*

(m)(12)	Amendment No. 11 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(12) to Form 10-Q for the period ended June 30, 2006).	*

(m)(13)	Amendment No. 12 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(n)(13) to Form 10-Q for the period ended June 30, 2006).	*

(m)(14)	Amendment No. 13 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(14) to Form 10-K for the fiscal year ended December 31, 2006).	*

(m)(15)	Amendment No. 14 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(15) to Form 10-K for the fiscal year ended December 31, 2006).	*

(m)(16)	Amendment No. 15 to Alltel Corporation 401(k) Plan (January 1, 2001 Restatement) (incorporated herein by reference to Exhibit 10(o)(16) to Form 10-Q for the period ended March 31, 2007).	*

(12)	Statements Re: Computation of ratios (incorporated herein by reference to Exhibit 12 to Form 10-K for the year ended December 31, 2007).	*

(21)	Subsidiaries of Alltel Corporation (incorporated herein by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2007).	*

(24)	Powers of attorney (incorporated herein by reference to Exhibit 24 to Form 10-K for the year ended December 31, 2007).	*

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

ALLTEL CORPORATION

FINANCIAL SUPPLEMENT
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

ALLTEL CORPORATION

INDEX TO FINANCIAL SUPPLEMENT
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Management’s Discussion and Analysis of Financial Condition
and Results of Operations	F-2 – F-39

Selected Financial Data	F-40 – F-41

Management’s Report on Internal Control Over Financial Reporting	F-42

Reports of Independent Registered Public Accounting Firm	F-43 – F-44

Annual Financial Statements:

Consolidated Balance Sheets	F-45

Consolidated Statements of Operations	F-46

Consolidated Statements of Cash Flows	F-47 – F-48

Consolidated Statements of Shareholders’ Equity	F-49 – F-50

Notes to Consolidated Financial Statements	F-51 – F-94

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

Although Alltel continues as the same legal entity after the Merger, Atlantis Holdings’ cost of acquiring Alltel has been pushed-down to establish a new accounting basis for Alltel.  Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the consummation of the Merger.  The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.   The Company has prepared its discussion of the results of operations by comparing the results of operations of the Predecessor for the years ended December 31, 2006 and 2005 to the Predecessor period of January 1, 2007 to November 15, 2007.    A comparative discussion of the operating results of the Successor period of November 16, 2007 to December 31, 2007 has not been provided due to the lack of a comparable 2006 operating period for the Predecessor; however, Alltel has included a brief discussion of the factors that materially affected the Company’s operating results in the Successor period.  To supplement its discussion and analysis on a historical basis, Alltel has also included a discussion comparing its operating results for the years ended December 31, 2007 and 2006, prepared on a pro forma basis.  Management believes that the inclusion of this supplemental pro forma information is helpful in highlighting annual operational trends affecting Alltel’s ongoing business operations.

Among Alltel’s operating highlights for fiscal year 2007:

•
Revenues and sales, on a pro forma basis, increased 12 percent over 2006 driven by postpay customer growth, increased revenues derived from data services and additional Eligible Telecommunications Carrier (“ETC”) support.  On a pro forma basis, average monthly revenue per customer and monthly retail revenue per customer increased 3 percent year-over-year to $54.09 and $48.19, respectively, as the growth in data and ETC revenues discussed above was partially offset by decreases in voice revenues per customer.  Average revenue per customer for 2007 also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream Corporation (“Windstream”), for use of Alltel’s fiber-optic network.

•
On a pro forma basis, gross customer additions were 3.6 million in 2007 and net customer additions were 961,000.  Excluding the effects of acquisitions and dispositions, the 3.6 million in gross customer additions in 2007 represented a 9 percent increase from a year ago, while the net customer additions of 966,000 represented a 51 percent increase from 2006.  On a pro forma basis, Alltel added 721,000 net postpay customers and 245,000 net prepaid customers during 2007.  The net gain in prepaid customers included the addition of 124,000 net customers in the fourth quarter of 2007, driven by continued success of Alltel’s “U” prepaid service offering, Alltel’s phone-in-the-box prepay service that is sold primarily through Wal-Mart and Target.  On a pro forma basis, postpay churn decreased 29 basis points from 2006 to 1.28 percent, while total churn, which includes prepay customer losses, declined 21 basis points year-over-year to 1.79 percent.

As discussed in Note 21 to the consolidated financial statements, on June 5, 2008, Verizon Wireless, a joint venture of Verizon Communications and Vodafone, entered into an agreement with Alltel and Atlantis Holdings to acquire Alltel in a cash merger.  Under terms of the merger agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion in cash and assume Alltel's outstanding long-term debt.  Consummation of the merger is subject to certain conditions, including the receipt of regulatory approvals, including, without limitation, the approval of the FCC and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust

Index to Financial Supplement

Improvements Act of 1976, as amended.  The transaction is currently expected to close by the end of 2008, subject to obtaining regulatory approvals.

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

Index to Financial Supplement

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

Index to Financial Supplement

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

CUSTOMER AND OTHER OPERATING STATISTICS
(Thousands, except per customer amounts)	2007 (1)	2006 (1)	2006	2005
Customers	12,785.2	11,823.9	11,823.9	10,662.3
Average customers	12,253.8	11,120.8	11,120.8	9,550.8
Gross customer additions (a)	3,581.7	3,825.4	3,825.4	4,523.2
Net customer additions (a)	961.3	1,161.6	1,161.6	2,035.8
Market penetration	16.1%	15.0%	15.0%	14.0%
Postpay customer churn	1.28%	1.57%	1.57%	1.77%
Total churn	1.79%	2.00%	2.00%	2.17%
Retail minutes of use per customer per month (b)	730	634	634	597
Retail revenue per customer per month (c)	$48.19	$46.76	$47.02	$46.68
Average revenue per customer per month (d)	$54.09	$52.41	$52.68	$51.69

    (1)     Represents amounts on a pro forma basis.

Notes:
(a)	Includes the effects of acquisitions and dispositions. Excludes reseller customers for all periods presented.

(b)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(c)
Retail revenue per customer is calculated by dividing wireless retail revenues by average customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month was as follows for the fiscal years ended December 31:

(Millions)	2007 (1)	2006 (1)	2006	2005
Service revenues	$7,953.2	$6,994.3	$7,029.8	$5,924.5
Less wholesale roaming revenues	(705.6)	(654.3)	(654.3)	(545.1)
Less wholesale transport revenues	(161.9)	(100.3)	(100.3)	(29.4)
Total retail revenues	$7,085.7	$6,239.7	$6,275.2	$5,350.0

                (1)    Represents amounts on a pro forma basis.

(d)	Average revenue per customer per month is calculated by dividing wireless service revenues by average customers for the period.

During 2007, on a pro forma basis, the total number of customers served by Alltel increased by nearly 1.0 million customers, or 8 percent.  Net customer additions for 2007 reflected the pending disposition of one of Alltel’s wireless markets pursuant to a definitive sales agreement signed on November 7, 2007.  Excluding the effects of the pending disposition, on a pro forma basis, Alltel added 721,000 net postpay customers and added 245,000 net prepaid customers during 2007.  The increase in net customer additions in 2007 was driven primarily by lower churn, as further discussed below, and continued growth in the “My Circle” service offering.  The Company’s “My Circle” offering enables Alltel customers, on select rate plans, to make and receive unlimited free calls to up to ten numbers connected to any wireless or wireline network, and add these phone numbers to their mobile-to-mobile service.  The net gain in prepaid customers included the addition of 124,000 net customers in the fourth quarter of 2007, driven by continued success of Alltel’s “U” prepaid service and seasonal growth from holiday-related sales.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 16.1 percent as of December 31, 2007.

Index to Financial Supplement

During 2006, on a historical basis, the total number of wireless customers served by Alltel increased by nearly 1.2 million customers, or 11 percent, compared to an increase in wireless customers of more than 2.0 million, or 24 percent, in 2005.  As previously discussed, during the fourth quarter of 2006, Alltel completed the acquisition of Midwest Wireless and during 2006 also acquired wireless properties in Illinois, Texas and Virginia.  The acquired properties accounted for approximately 561,000 of the overall increase in customers during 2006.  Net customer additions for 2006 also reflected the pending disposition of four rural markets in Minnesota that were required to be divested as a condition of Alltel receiving regulatory approval for its acquisition of Midwest Wireless previously discussed.  Excluding the effects of acquisitions and dispositions, Alltel added 379,000 net postpay customers and added 261,000 net prepaid customers during 2006.  The non-acquisition-related increase in net customer additions in 2006 was driven primarily by lower churn, as further discussed below, and growth in the “My Circle” service offering.  Acquired properties accounted for approximately 1.7 million of the overall increase in wireless customers during 2005.  As previously discussed, on August 1, 2005, Alltel completed the acquisition of Western Wireless.  During 2005, Alltel also exchanged certain wireless properties with AT&T and U.S. Cellular and purchased wireless properties in Alabama and Georgia.  Excluding the effects of acquisitions, Alltel added 344,000 net postpay wireless customers and 91,000 net prepaid customers during 2005.  The net gain in prepaid customers reflected the addition of 90,000 net customers in the fourth quarter of 2005, driven by significant success of Simple Freedom.  In the Western Wireless markets, net customer additions were 46,000, which included the addition of 25,000 customers resulting from conforming these markets to Alltel’s disconnect policies.  Conversely, in the markets acquired in Alabama, Georgia and from AT&T, the Company incurred net losses of 138,000 customers primarily due to transition issues, as further discussed below under “Integration Expenses, Restructuring and Other Charges”.

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

Alltel continues to focus its efforts on lowering customer churn (average monthly rate of customer disconnects).  To improve customer retention, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  Alltel offers its retail services on a network that is entirely Code Division Multiple Access (“CDMA”) and in select areas, the Company has deployed a Global System for Mobile Communications (“GSM”) network to support its wholesale roaming business.   Alltel believes that its improvements in customer service levels, digital network expansion, proactive retention efforts and the continued success of the “My Circle” offering contributed to the decrease in postpay customer churn in 2007 compared to the same period a year ago, on a pro forma basis.  Primarily due to improvements in postpay customer churn, as well as improvements in prepay churn rates, total churn also decreased in 2007 compared to 2006, on a pro forma basis.

On a pro forma basis, retail revenue per customer per month and average revenue per customer per month both increased slightly in 2007 compared to the same period a year ago, reflecting growth in data revenues and additional ETC support.  On a pro forma basis, retail revenue per customer increased from $46.76 in 2006 to $48.19 in 2007, while average revenue per customer per month increased from $52.41 in 2006 to $54.09 in 2007.  Average revenue per customer for 2007, on a pro forma basis, also reflected additional wholesale transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Growth in both retail and average revenue per customer per month in 2007, on a pro forma basis, was affected by decreases in voice revenues per customer reflecting the effects of increased sales of family and prepay rate plans, a trend which Alltel expects to continue in 2008.  Accordingly, growth in service revenues and sustaining average revenue per customer per month in 2008 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

Index to Financial Supplement

CONSOLIDATED RESULTS OF OPERATIONS
	Successor	Predecessor
	November 16 -	January 1 -	Year Ended
	December 31,	November 15,	December 31,
(Millions)	2007	2007	2006	2005
Revenues and sales:
Service revenues	$1,027.0	$6,957.3	$7,029.8	$5,924.5
Product sales	105.9	712.9	854.2	648.0
Total revenues and sales	1,132.9	7,670.2	7,884.0	6,572.5
Costs and expenses:
Cost of services	355.2	2,270.6	2,340.6	1,959.9
Cost of products sold	172.6	1,021.4	1,176.9	941.8
Selling, general, administrative and other	249.0	1,708.8	1,755.3	1,518.8
Depreciation and amortization	260.2	1,286.7	1,239.9	994.8
Integration expenses, restructuring and other charges	5.2	667.0	13.7	23.0
Total costs and expenses	1,042.2	6,954.5	6,526.4	5,438.3
Operating income	90.7	715.7	1,357.6	1,134.2
Non-operating income, net	21.2	50.7	97.5	121.5
Interest expense	(280.4)	(163.3)	(282.5)	(314.5)
Gain on exchange or disposal of assets and other	-	56.5	126.1	218.8
Income (loss) from continuing operations before income taxes	(168.5)	659.6	1,298.7	1,160.0
Income tax expense (benefit)	(64.5)	371.5	475.0	424.5
Income (loss) from continuing operations	(104.0)	288.1	823.7	735.5
Income (loss) from discontinued operations	0.6	(1.5)	305.7	603.3
Cumulative effect of accounting change	-	-	-	(7.4)
Net income (loss)	$(103.4)	$286.6	$1,129.4	$1,331.4
Successor Period of 2007
Because the fundamental operations of the Company did not change as a result of the Merger, there were no significant changes in the underlying trends affecting the Company’s results of operations during the Successor period November 16, 2007 to December 31, 2007, except for the following:

•
Selling, general, administrative and other operating expenses included incremental expenses of $3.9 million, representing the portion of the annual management fee accruable during the 45-day period plus out-of-pocket expenses payable in each case to affiliates of the Sponsors in exchange for consulting and management advisory services.  For fiscal year 2008, this expense is estimated to be approximately $30-$35 million.  See Note 2 to the consolidated financial statements for a further discussion of the management services agreement with the Sponsors.

•
Depreciation and amortization expense included approximately $79.0 million of incremental expense resulting from (1) the write-up in the carrying value of Alltel’s property, plant and equipment of $402.5 million in connection with the Merger; (2) the recognition of $3.65 billion of finite-lived intangible assets recognized in connection with the Merger, consisting of a customer list of $2,819.6 million, trademark and tradenames of $800.0 million, non-compete agreement of $30.0 million and roaming agreement of $4.0 million; and (3) the effects of using an accelerated amortization method for the customer list intangible asset.  Amortization expense for intangible assets subject to amortization is estimated to be approximately $732.7 million in 2008.  See Notes 2 and 5 to the consolidated financial statements for additional information regarding Alltel’s purchase price allocation and recognition of finite-lived intangible assets in connection with the Merger.

•
Integration expenses, restructuring and other charges included $5.2 million of incremental expenses related to the completion of the Merger, which included insurance premiums of $4.2 million to obtain retroactive indemnification coverage for departing directors and officers for events that occurred prior to the Merger and $1.0 million in employee retention bonuses.

•
Non-operating income, net included the receipt of $7.5 million of additional insurance proceeds received to offset expenses incurred by the Company in 2005 related to Hurricane Katrina and three other storms, as further discussed below.

Index to Financial Supplement

•
Interest expense included incremental interest costs of approximately $257.4 million resulting from the significant increase in Alltel’s long-term debt balance following the completion of the Merger.  As further discussed under “Cash Flows from Financing Activities – Continuing Operations”, in conjunction with the Merger, the Company entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion and also entered into a $5.2 billion senior unsecured cash-pay term loan facility and a $2.5 billion senior unsecured Pay In-Kind (“PIK”) term loan facility that represented bridge financing (the “bridge facilities”).  All available amounts under these facilities were drawn at the date of the Merger to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.  Alltel expects that the bridge facilities will be replaced either through the issuance of note securities or conversion into term loans on or before one year from the Merger date.  In December 2007, $1.0 billion of the senior unsecured PIK term loan facility was repaid upon the issuance of 10.375/11.125 percent senior unsecured PIK toggle notes due 2017.  Interest expense for 2008 is estimated to be approximately $2.0 billion.

The income tax benefit and net loss from continuing operations in the Successor period of 2007 reflected the loss before income taxes resulting from the significant increases in interest costs and depreciation and amortization expense following the completion of the Merger, as discussed above.

Predecessor Periods of 2007, 2006 and 2005
The following discussion and analysis compares the operating results of the Predecessor for the period January 1, 2007 to November 15, 2007 to the year ended December 31, 2006 and compares the operating results for the years ended December 31, 2006 and 2005 to one another.

Revenues and Sales
Total revenues and sales decreased 3 percent, or $213.8 million, and service revenues decreased 1 percent, or $72.5 million, in the period January 1, 2007 to November 15, 2007 compared to the annual period of 2006.  The decreases in both service revenues and total revenues and sales is directly attributable to comparing operating results for a 320-day period to one consisting of 365 days.  The unfavorable effects on service revenues and total revenues and sales due to the difference in the number of days of operations included in each period were partially offset by the additional revenues attributable to acquired properties, growth in revenues derived from data services and increased regulatory and other fee revenues.  The acquisitions of Midwest Wireless and other wireless properties in Illinois, Texas and Virginia completed in 2006 increased service revenues and total revenues and sales in the 10½ month period of 2007 by approximately $229.8 million and $237.3 million, respectively.  Services revenues in the period January 1, 2007 to November 15, 2007 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications.  During 2007, Alltel further increased demand for its wireless data services through the creation of voice and data bundle offerings which provide customers additional choices to utilize data services, as well as the launch of several new data service offerings including Axcess Ringbacks, Celltop, enhanced music services, and voicemail-to-text services.  Axcess Ringbacks allows a customer to switch out the usual ringing sound a caller hears with thousands of different song choices.  Celltop offers customers an easier way to access, manage and organize a wide range of information already available via their cell phone, while with the Company’s enhanced music services, customers may transfer music files from their personal computers to their wireless phone.  Compared to the annual period of 2006, revenues from data services increased $263.6 million in the 10½ month period of 2007, reflecting strong demand for these services.  Service revenues also included increased regulatory and other fee revenues of $38.1 million in the 10½ month period of 2007 compared to the annual period of 2006, primarily due to additional Universal Service Fund (“USF”) support received by Alltel due, in part, to an increase in the interstate safe-harbor percentage, effective October 1, 2006, and growth in postpay customer revenues eligible to receive USF support.  Additional USF revenues attributable to Alltel’s certification in 24 states as an ETC accounted for $16.1 million of the overall increase in regulatory and other fees in the 10½ month period of 2007.

In addition to the unfavorable effects on service revenues resulting from comparing operating results for a 320-day period to one consisting of 365 days, service revenues in the 10½ month period of 2007 also reflected lower wireless airtime and retail roaming revenues due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes.  Such rate plans, for a flat monthly service fee, provide customers with a specified number of airtime minutes and include unlimited weekend, nighttime and mobile-to-mobile minutes at no extra charge.  Revenues attributable to early termination fees also declined in the 10½ month period of 2007 compared to the annual period of 2006, primarily due to improvements in customer churn rates, as previously discussed.

Index to Financial Supplement
Service revenues increased $1,105.3 million, or 19 percent, in 2006 compared to 2005.  The acquisitions completed in 2006 combined with the effects of including a full year of revenues and sales for the markets acquired in 2005 from Western Wireless and AT&T previously discussed accounted for approximately $867.6 million of the overall increase in service revenues in 2006.  In addition to the effects of the acquisitions, service revenues increased due to non-acquisition-related growth in Alltel’s customer base and the corresponding increase in access revenues, which increased $75.5 million from 2005.  Revenues from data services increased 71 percent, or $163.5 million, in 2006 compared to 2005, reflecting strong demand for these services.  Service revenues also included increases in regulatory and other fees of $41.5 million compared to 2005 due to additional USF support received by Alltel reflecting an increase in the contribution factor, and additional revenues attributable to Alltel’s certification in 24 states as an ETC, which accounted for $38.1 million of the overall increase in regulatory fees in 2006.  Growth in revenues from the sale of wireless equipment protection plans also contributed to the growth in service revenues during 2006.  Revenues from these services increased $39.0 million in 2006 compared to 2005, reflecting continued demand for these plans.  Wholesale wireless revenues also increased $43.4 million in 2006 compared to 2005, primarily due to growth in CDMA minutes of use and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network, partially offset by the effects of other carriers migrating traffic to their own networks.  Wholesale revenues also reflected the effects of migrating Sprint and AT&T roaming traffic to lower rates in exchange for long-term roaming agreements with each carrier, as well as migrating traffic in the former Western Wireless markets to Alltel’s roaming agreements and rates.  The above increases in service revenues in 2006 were partially offset by lower wireless airtime and retail roaming revenues.  Compared to 2005, wireless airtime and retail roaming revenues decreased $121.0 million in 2006, primarily due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes, as discussed above.

Product sales decreased $141.3 million, or 17 percent, in the period January 1, 2007 to November 15, 2007 compared to the annual period of 2006.  The decrease in products sales in the 10½ month period of 2007 is primarily attributable to comparing operating results for a 320-day period to one consisting of 365 days.  The decrease in product sales in the 10½ month period of 2007 also reflected the effects of increased rebates offered to customers in connection with the sales of wireless handsets.  During 2007, Alltel expanded the number of wireless handset models eligible for rebates.  The reduction in product sales in the 10½ month period of 2007 attributable to rebates was partially offset by the effects of increased sales resulting from the overall growth in gross customer additions and from the wireless property acquisitions completed in 2006.  Product sales attributable to acquisitions increased $7.6 million in the 10½ month period of 2007 from 2006.

Compared to 2005, product sales increased $206.2 million, or 32 percent, in 2006, primarily driven by growth in non-acquisition-related gross customer additions, increased sales to resellers and other distributors and higher retail prices realized on the sale of wireless handsets that include advanced features, such as picture messaging, and that are capable of downloading games, entertainment content, weather and office applications.  In addition, the wireless property acquisitions previously discussed accounted for $36.4 million of the overall increase in product sales in 2006.

Costs and Expenses
Cost of services decreased $70.0 million, or 3 percent, in the period January 1, 2007 to November 15, 2007 compared to the annual period of 2006.  The decrease in cost of services in the 10½ month period of 2007 is directly attributable to comparing operating results for a 320-day period to one consisting of 365 days.  The favorable effects on cost of services due to the difference in the number of days of operations included in each period were partially offset by additional expenses attributable to acquired properties, increased payments to data content providers and higher USF fees.  The acquisitions of Midwest Wireless and other wireless properties in Illinois, Texas and Virginia completed in 2006 previously discussed increased cost of services in the 10½ month period of 2007 by approximately $65.2 million.  Compared to the annual period of 2006, payments to data content providers increased $20.3 million in the 10½ month period of 2007, consistent with the growth in revenues derived from data services discussed above.  Cost of services in the 10½ month period of 2007 also reflected higher USF fees of $31.5 million compared to the annual period of 2006, resulting from an increase in the safe-harbor percentage and the related growth in regulatory fee revenues discussed above.  In addition to the overall reduction in cost of services resulting from comparing expense levels for a 320-day period to a period consisting of 365 days, cost of services in the 10½ month period of 2007 also reflected reductions in bad debt expense and roaming expenses.  Bad debt expense decreased in the 10½ month period of 2007 primarily due to reduced write-offs resulting from improvements in the Company’s internal and third-party outsourcing collection efforts, while roaming expenses decreased due to lower negotiated per minute roaming rates.

Index to Financial Supplement

Compared to 2005, cost of services increased $380.7 million, or 19 percent, in 2006.  The acquisitions accounted for $238.5 million of the overall increase in cost of services in 2006.  Compared to 2005, network-related costs increased $116.2 million in 2006, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities.  Customer service expenses increased $27.4 million in 2006 compared to 2005, primarily due to additional costs incurred in connection with Alltel’s customer retention efforts.  Payments to data content providers increased $33.5 million in 2006 from the prior year, consistent with the growth in revenues derived from data services discussed above.  Cost of services in 2006 also reflected the absence of certain incremental costs incurred in 2005 related to Hurricane Katrina and three other storms and the adverse effects of a change in accounting for certain operating leases.  Cost of services for 2005 included $17.5 million of incremental hurricane-related costs consisting of increased long-distance and roaming expenses due to providing these services to affected customers at no charge for a three-month period, system maintenance costs to restore network facilities and additional losses from bad debts.  These incremental costs also included Company donations to support the hurricane relief efforts.  Cost of services for 2005 also included $19.7 million of incremental costs primarily related to a change in accounting for operating leases.  Certain of Alltel’s operating lease agreements for cell sites and for office and retail locations include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods.  Prior to January 1, 2005, Alltel had not recognized the scheduled increases in rent expense on a straight-line basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”.  The effects of this change were not material to Alltel’s previously reported consolidated results of operations, financial position or cash flows.

Cost of products sold decreased $155.5 million, or 13 percent, in the period January 1, 2007 to November 15, 2007 compared to the annual period of 2006.  The decrease in cost of products sold in the 10½ month period of 2007 is directly attributable to comparing operating results for a 320-day period to one consisting of 365 days.  The favorable effects on cost of products sold due to the difference in the number of days of operations included in each period were partially offset by additional expenses attributable to acquired properties of $21.0 million.   Cost of products sold increased $235.1 million, or 25 percent, in 2006 compared to 2005.  The wireless property acquisitions previously discussed accounted for $100.9 million of the overall increase in cost of products sold in 2006.  In addition to the effects of acquisitions, the increase in cost of products sold in 2006 was consistent with the overall growth in product sales noted above and reflected the sales of higher-priced wireless handsets and increased sales to resellers and other distributors.

Selling, general, administrative and other operating expenses decreased $46.5 million, or 3 percent, in the period January 1, 2007 to November 15, 2007 compared to the annual period of 2006.  The decrease in these expenses in the 10½ month period of 2007 is directly attributable to comparing operating results for a 320-day period to one consisting of 365 days.  The favorable effects on selling, general, administrative and other expenses attributable to the difference in the number of days of operations included in each period were partially offset by additional expenses attributable to the acquired properties of $42.1 million.

Selling, general, administrative and other operating expenses increased $236.5 million, or 16 percent, in 2006 compared to 2005.  The acquisitions accounted for $203.0 million of the overall increase in selling, general, administrative and other expenses in 2006.  In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses in 2006 also reflected increased commission costs of $24.7 million, consistent with the significant growth in gross customer additions that occurred in 2006.  Compared to 2005, selling, general, administrative and other expenses in 2006 also included increased advertising costs of $19.0 million primarily attributable to promoting the “My Circle” service offering, as well as the Company’s continued efforts to promote the Alltel brand.  Selling, general, administrative and other expenses in 2006 also reflected incremental stock-based compensation expense of $29.3 million primarily related to Alltel’s adoption of SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006, as more fully discussed in Note 3 to the consolidated financial statements.

In conjunction with the Merger, on November 15, 2007, the Company amended its supplemental executive retirement plan to provide for the termination of the plan and the lump-sum payout of the accrued retirement benefits to all participants on January 2, 2008.  As a result of this action, the Company incurred a curtailment charge of $118.6 million, which has been included in integration expenses, restructuring and other charges in the Predecessor period, as further discussed below.   Excluding the effects of the curtailment charge, pension expense decreased $0.5 million in the 10½ month period of 2007 and decreased $14.1 million in 2006, when compared to the prior year annual periods.   The decrease in pension expense in 2006 primarily reflected a reduction in service costs

Index to Financial Supplement

resulting from the cessation of future benefit accruals for certain employees.  In December 2005, Alltel amended its qualified defined benefit pension plan such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005).  See “Pension Plans” below for an additional discussion of the factors affecting the Company’s annual pension costs, which, except for the curtailment charge noted above, are included in both cost of services and selling, general, administrative and other expenses.

Compared to the prior year annual periods, depreciation expense increased $71.3 million, or 7 percent, in the period January 1, 2007 to November 15, 2007 and $173.4 million, or 19 percent, in the annual period of 2006.  The increases in depreciation expense in both 2007 and 2006 reflected the effects of the wireless property acquisitions, which accounted for $31.0 million and $129.9 million of the overall increases in depreciation expense in the 10½ month period of 2007 and the annual period of 2006, respectively.  Additionally, growth in plant in service consistent with Alltel’s plans to expand and upgrade its network facilities also contributed to the overall increases in depreciation expense in both the 10½ month period of 2007 and the annual period of 2006.  In addition to the effects of acquisitions and growth in plant in service, the increase in depreciation expense in the 10½ month period of 2007 also reflected the effects of additional write-offs of $68.2 million identified as a result of system improvements in the Company’s fixed asset inventory processes and the effects of network replacement programs implemented in 2007.  In addition, a fourth quarter 2006 prospective change in the depreciable lives of certain operating equipment accounted for $31.4 million of the overall increase in depreciation expense in the 10½ month period of 2007.  The depreciable lives were shortened in response to the rapid pace of technological development and Alltel’s plans to expand and upgrade its network facilities with 1x-EVDO technology.  The increases in depreciation expense in the 10½ month period of 2007 attributable to the factors discussed above were partially offset by the effects of comparing operating results for a 320-day period to one consisting of 365 days.  Compared to the prior year annual period, amortization expense decreased $24.5 million in the 10½ month period of 2007 primarily due to the effects of comparing operating results for a 320-day period to one consisting of 365 days.   Conversely, amortization expense increased $71.7 million in 2006 compared to 2005 due to acquisitions and the adverse effects of using an accelerated amortization method for customer list intangible assets acquired in those acquisitions.

Integration Expenses, Restructuring and Other Charges
Integration expenses, restructuring and other charges recorded during the Predecessor period January 1, 2007 to November 15, 2007 were as follows :

(Millions)
Severance and employee benefit costs	$4.5
Rebranding and signage costs	5.4
Computer system conversion and other integration expenses	6.6
Lease termination costs	2.6
Merger-related expenses	647.9
Total integration expenses, restructuring and other charges	$667.0

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

Index to Financial Supplement

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

In terms of the markets acquired in Alabama, Georgia and from AT&T, Alltel, as expected, experienced customer losses during 2005, which primarily resulted from transition issues, such as rebranding and deploying a CDMA network to replace the existing GSM/TDMA network in those markets, because Alltel’s use of the existing AT&T GSM/TDMA network was discontinued as of December 31, 2005.  By year-end 2005, the Company had completed deployment of a CDMA network in all of the acquired AT&T markets and transitioned the entire customer base to CDMA handsets.  In completing these integration efforts, Alltel incurred $18.5 million of integration expenses, primarily consisting of handset subsidies incurred to migrate the acquired customer base to CDMA handsets.

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

The integration expenses, restructuring and other charges decreased net income $511.5 million in the 10½ month period of 2007, $8.4 million in 2006 and $14.0 million in 2005.

Compared to the annual prior year periods, operating income decreased $641.9 million, or 47 percent, in the period January 1, 2007 to November 15, 2007 and increased $223.4 million, or 20 percent, in the annual period of 2006.  The decrease in operating income in the 10½ month period of 2007 was primarily driven by costs associated with completion of the Merger, which are included in integration expenses, restructuring and other charges discussed above, and the unfavorable effects of comparing operating results for a 320-day period to one consisting of 365 days.  Operating income comparisons for the 10½ month period of 2007 and the annual period of 2006 reflected increases of $78.0 million and $141.3 million, respectively, due to the effects of the wireless property acquisitions.   In addition, operating income for 2006 reflected the non-acquisition-related growth in revenues and sales discussed above and the absence of certain incremental operating expenses incurred in 2005 consisting of $17.5 million associated with Hurricane Katrina and three other storms and $19.7 million of incremental costs associated with Alltel’s change in accounting for certain operating leases, as previously discussed.

Index to Financial Supplement

Non-Operating Income, Net
	Predecessor
	January 1 -	Year Ended
	November 15,	December 31,
(Millions)	2007	2006	2005
Equity earnings in unconsolidated partnerships	$57.2	$60.1	$43.4
Minority interest in consolidated partnerships	(30.4)	(46.6)	(69.1)
Other income, net	23.9	84.0	147.2
Non-operating income, net	$50.7	$97.5	$121.5

As indicated in the table above, non-operating income, net decreased $46.8 million in the period January 1, 2007 to November 15, 2007 and $24.0 million in the annual period of 2006, when compared to the prior year annual periods.  The decreases in equity earnings in unconsolidated partnerships and minority interest expense in the 10½ month period of 2007 was primarily driven by the effects of comparing operating results for a 320-day period to one consisting of 365 days.  Minority interest expense in the 10½ month period of 2007 also reflected the effects of increased advertising, network-related, interconnection and data transport charges incurred by the majority-owned partnerships, consistent with the overall increases in these expenses.   Compared to 2005, the increase in equity earnings in unconsolidated partnerships in 2006 of $16.7 million primarily reflected improved operating results in those markets in which the Company owns a minority interest.  Minority interest expense decreased $22.5 million in 2006 compared to 2005 primarily due to the effects of Alltel’s acquisitions during the first quarter of 2006 of the remaining ownership interests in wireless properties in North Carolina and South Carolina.

Compared to the annual period of 2006, other income, net for the 10½ month period of 2007 reflected a reduction in interest income earned on the Company’s cash and short-term investments of $55.9 million, due to a significant decrease in Alltel’s average available cash on hand as a result of the repurchase of 22.0 million shares of Alltel common stock at a total cost of $1,360.3 million during 2007.   See “Cash Flows from Financing Activities – Continuing Operations” for further discussion of the share repurchase program.  Compared to 2005, other income, net for 2006 included additional tax-exempt interest income earned on the Company’s cash and short-term investments of $58.0 million, due to significant growth in Alltel’s available cash on hand following the spin-off of the wireline business and the sales of the international operations in the countries of Austria, Haiti and Bolivia.

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

Interest Expense
Interest expense decreased $119.2 million, or 42 percent in the period January 1, 2007 to November 15, 2007 and $32.0 million, or 10 percent, in the annual period of 2006, when compared to the prior year annual periods.  The decreases in both periods primarily reflected the favorable effects on interest costs resulting from a reduction in Alltel’s long-term debt balance of $2.9 billion that occurred subsequent to the completion of the wireline spin-off.  On August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, Alltel completed a $1.7 billion tax-free debt exchange with two investment banks.  On November 1, 2006, Alltel also repaid, at maturity, a $186.3 million, 9.0 percent senior unsecured note.  Interest expense in the 10½ month period of 2007 also reflected the effects of comparing operating results for a 320-day period to one consisting of 365 days.   The decrease in interest expense in the annual period of 2006 attributable to the $2.9 billion debt reduction was partially offset by higher interest costs related to commercial paper borrowings, reflecting an increase in both the weighted average borrowings outstanding and applicable interest rates, when compared to the prior year.  Interest expense for 2006 was also affected by an increase in variable interest rates compared to 2005, the effects of which resulted in a year-over-year increase in interest costs of $17.3 million attributable to Alltel’s interest rate swap agreements.

Index to Financial Supplement

Gain on Exchange or Disposal of Assets and Other
Through its merger with Western Wireless, Alltel acquired marketable equity securities.  On January 24, 2007, Alltel completed the sale of these securities for $188.7 million in cash and recorded a pretax gain from the sale of $56.5 million.   This transaction increased net income $36.8 million in the Predecessor period of 2007.

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

Income Taxes
Income tax expense decreased $103.5 million, or 22 percent, in the period January 1, 2007 to November 15, 2007 and increased $50.5 million, or 12 percent, in the annual period of 2006, when compared to the prior year annual periods.  The decrease in the 10½ month period of 2007 was consistent with the overall decrease in the Company’s earnings before income taxes attributable to the merger-related expenses and the effects of comparing operating results for a 320-day period to one consisting of 365 days.  The effects on income tax expense attributable to lower earnings in the 10½ month period of 2007 were partially offset by a significant increase in Alltel’s effective income tax rate.  Alltel’s effective income tax rate increased to 56.3 percent for the 10½ month period of 2007, compared to 36.6 percent for the corresponding annual period of 2006.  The effective income tax rate in the 10½ month period of 2007 was adversely affected by the non-deductibility for both federal and state income tax purposes of approximately $350.2 million of the merger-related costs incurred by Alltel.  The effective income tax rate in the 10½ month period of 2007 also reflected lower tax benefits derived from tax-exempt interest income resulting from the reduction in Alltel’s average daily cash balance when compared to the annual period of 2006.  The adverse effects of these factors on Alltel’s effective income tax rate for the 10½ month period of 2007 were partially offset by a reduction in the Company’s income tax contingency reserves.  During the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million.

The increase in income tax expense in 2006 was consistent with the overall growth in Alltel’s income before income taxes.  Income tax expense for 2006 was also adversely affected by the non-deductibility for both federal and state income tax purposes of the $27.5 million loss incurred by Alltel in connection with completing the debt exchange, partially offset by the increase in tax-exempt interest income discussed above under “Non-Operating Income, Net”, and the tax benefits associated with a fourth quarter 2006 adjustment to certain income tax liabilities including

Index to Financial Supplement

contingency reserves.  As more fully discussed in Note 14 to the consolidated financial statements, during the fourth quarter of 2006, Alltel entered into agreements with the Internal Revenue Service (“IRS”) to settle all of its tax liabilities related to its consolidated federal income tax returns for the fiscal years 1997 through 2003.  In conjunction with those settlements, the Company adjusted its income tax contingency reserves to reflect the IRS audit findings.  The adjustments to the income tax liabilities resulted in a reduction in income tax expense associated with continuing operations of $29.9 million.

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

Net Income from Continuing Operations
Net income from continuing operations decreased $535.6 million, or 65 percent, in the period January 1, 2007 to November 15, 2007 and increased $88.2 million, or 12 percent, in the annual period of 2006, when compared to the prior year annual periods.  The decrease in the 10½ month period of 2007 primarily reflected the adverse effects of the merger-related expenses, comparing operating results for a 320-day period to one consisting of 365 days, lower interest income and the significant increase from 2006 in the Company’s effective income tax rate discussed above.

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

Index to Financial Supplement

SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
The following unaudited pro forma consolidated results of operations for the year ended December 31, 2007 assume that the Merger had occurred as of January 1, 2007.  Conversely, the unaudited pro forma consolidated results of operations for the year ended December 31, 2006 assume the Merger had occurred as of January 1, 2006.  The pro forma amounts represent Alltel’s historical operating results with appropriate adjustments that give effect to the significant increases in the Company’s finite-lived intangible assets and long-term debt levels following completion of the Merger and the corresponding effects on depreciation and amortization and interest expense.  The pro forma amounts do not include the effects of the Merger-related expenses incurred by Alltel, as more fully discussed in Note 11 to the consolidated financial statements.

The unaudited pro forma information should not be relied upon as necessarily being indicative of the operating results that would have been obtained if the Merger had been completed on either January 1, 2007 or 2006, nor the operating results that may be obtained in the future.  The pro forma adjustments are based upon the best information available and certain assumptions that management believes are reasonable under the circumstances.  A description of each of the pro forma adjustments is provided below.

	Successor	Predecessor			Pro Forma
	November 16 -	January 1 -			Year Ended
	December 31,	November 15,	Pro Forma		December 31,
(Millions)	2007	2007	Adjustments		2007
Revenues and sales:
Service revenues	$1,027.0	$6,957.3	$(31.1)	(a)	$7,953.2
Product sales	105.9	712.9	-		818.8
Total revenues and sales	1,132.9	7,670.2	(31.1)		8,772.0
Costs and expenses:
Cost of services	355.2	2,270.6	(1.4)	(a)	2,624.4
Cost of products sold	172.6	1,021.4	-		1,194.0
Selling, general, administrative and other	249.0	1,708.8	27.1	(b)	1,984.9
Depreciation and amortization	260.2	1,286.7	530.4	(c)	2,077.3
Integration expenses, restructuring and other charges	5.2	667.0	(653.1)	(d)	19.1
Total costs and expenses	1,042.2	6,954.5	(97.0)		7,899.7
Operating income	90.7	715.7	65.9		872.3
Non-operating income, net	21.2	50.7	-		71.9
Interest expense	(280.4)	(163.3)	(1,695.3)	(e)	(2,139.0)
Gain on exchange or disposal of assets and other	-	56.5	-		56.5
Income (loss) from continuing operations before income taxes	(168.5)	659.6	(1,629.4)		(1,138.3)
Income tax expense (benefit)	(64.5)	371.5	(770.1)	(f)	(463.1)
Income (loss) from continuing operations	$(104.0)	$288.1	$(859.3)		$(675.2)

Index to Financial Supplement
	As Reported			Pro Forma
	Year Ended			Year Ended
	December 31,	Pro Forma		December 31,
(Millions)	2006	Adjustments		2006
Revenues and sales:
Service revenues	$7,029.8	$(35.5)	(a)	$6,994.3
Product sales	854.2	-		854.2
Total revenues and sales	7,884.0	(35.5)		7,848.5
Costs and expenses:
Cost of services	2,340.6	(1.6)	(a)	2,339.0
Cost of products sold	1,176.9	-		1,176.9
Selling, general, administrative and other	1,755.3	27.5	(b)	1,782.8
Depreciation and amortization	1,239.9	604.1	(c)	1,844.0
Integration expenses, restructuring and other charges	13.7	-		13.7
Total costs and expenses	6,526.4	630.0		7,156.4
Operating income	1,357.6	(665.5)		692.1
Non-operating income, net	97.5	-		97.5
Interest expense	(282.5)	(1,930.2)	(e)	(2,212.7)
Gain on exchange or disposal of assets and other	126.1	-		126.1
Income (loss) from continuing operations before income taxes	1,298.7	(2,595.7)		(1,297.0)
Income tax expense (benefit)	475.0	(1,009.7)	(f)	(534.7)
Income (loss) from continuing operations	$823.7	$(1,586.0)		$(762.3)

Pro Forma Adjustments:
(a)
This adjustment is to eliminate the non-cash rental income and amortization of deferred leasing costs related to Alltel’s agreement to lease cell site towers to American Tower Corporation (“American Tower”).  As further discussed in Note 18 to the consolidated financial statements, the remaining deferred rental income and deferred leasing costs were written-off in connection with the Merger.

(b)
This adjustment is to record the annual management fee and out-of-pocket expenses payable to affiliates of the Sponsors in exchange for consulting and management advisory services.  The annual management fee is equal to one percent of Alltel’s Consolidated EBITDA.  Of the total estimated annual fee of $30.9 million for the year ended December 31, 2007, $3.8 million had been recorded in the Successor period of 2007.

(c)
This adjustment is to reflect the incremental depreciation and amortization expense based on the fair value and useful lives of property, plant and equipment and identified, finite-lived intangible assets recorded by Alltel in connection with the Merger.  Amortization expense was estimated to be $742.6 million in both 2007 and 2006.  As a result of utilizing an accelerated amortization method (sum-of-the-years-digits) for the customer list intangible asset, amortization expense would be expected to decrease to $664.3 million in the second year subsequent to the completion of the Merger.  This reduction in amortization expense has not been reflected in the pro forma results of operations for the year ended December 31, 2007, because with respect to the pro forma financial information presented for 2007, the Merger was assumed to have occurred on January 1, 2007.  Alltel also recorded a write-up of $402.5 million in the carrying value of its property, plant and equipment to fair value.  See Notes 2 and 5 to the consolidated financial statements for additional information regarding Alltel’s purchase price allocation and recognition of finite-lived intangible assets in connection with the Merger.  A summary of the effects on the adjustments on depreciation and amortization expense are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
(Millions)	2006	2007
Amortization expense related to finite-lived intangible assets	$742.6	$742.6
Incremental depreciation expense resulting from write-up in carrying value of property, plant and equipment to fair value	37.6	32.9
Less amortization expense recorded in the Successor period of 2007	-	(93.5)
Elimination of amortization expense associated with customer lists and roaming agreements recorded in prior acquisitions that were written-off as of the closing date of the Merger	(176.1)	(151.6)
Net increase in depreciation and amortization expense	$604.1	$530.4

Index to Financial Supplement

Pro Forma Adjustments, Continued:
(d)
This adjustment is to eliminate the non-recurring expenses incurred by Alltel during 2007 related to the Merger.  See Note 11 to the consolidated financial statements for additional information regarding these expenses.  Of the total non-recurring expenses, $350.2 million are non-deductible for both federal and state income tax purposes. Accordingly, these expenses have been excluded in computing the related income tax effects of the pro forma adjustments discussed in Note (f) below.

(e)
This adjustment is to record (1) the estimated interest expense recognized on newly-issued debt; (2) the amortization of debt issuance costs capitalized associated with the newly-issued debt; (3) the elimination of interest expense related to certain long-term debt obligations of Alltel that were repaid immediately upon consummation of the Merger; (4) the elimination of the amortization of debt discount and debt issuance costs related to pre-existing debt of Alltel written off as of the closing date of the Merger; and (5) the amortization of the fair value adjustment to long-term debt.  As discussed in Notes 2 and 6, Alltel recorded fair value adjustments of $454.0 million to decrease the carrying value of $2.3 billion of existing long-term debt obligations assumed in the Merger.

The discount on long-term debt is being amortized as an increase to interest expense over the term of each related debt issue.  Amortization expense was estimated to be $30.1 million in both 2007 and 2006.

The weighted average interest rate for the newly issued debt was estimated to be 8.72 percent for 2007 and 2006, resulting in annual interest expense of $1,892.4 million.  For the variable rate senior secured term loan facility, a change in the weighted average interest rate of one-eighth of one percent would change annual interest expense by approximately $17.5 million and the pro forma net loss by approximately $10.7 million.  For purposes of preparing the unaudited pro forma consolidated financial information, Alltel has assumed that the interest accruing on the senior unsecured PIK toggle debt will be paid in cash when due.

Debt issuance costs of $462.9 million are being amortized over the life of the related debt.  Amortization expense was estimated to be $60.2 million in 2007 and 2006.

A summary of the effects of the adjustments on interest expense are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
(Millions)	2006	2007
Estimated interest expense related to new debt	$1,892.4	$1,892.4
Amortization of debt issuance costs related to new debt	60.2	60.2
Increase in interest expense due to amortizing fair value adjustment	30.1	30.1
Less amounts included in the Successor period of 2007 related to new debt	-	(257.6)
Elimination of interest expense related to borrowings repaid at the closing of the Merger and write-off of debt discount and unamortized debt issuance costs	(52.5)	(29.8)
Net increase in interest expense	$1,930.2	$1,695.3

(f)	This adjustment is to reflect the tax effect of the pro forma adjustments described in Notes (a) through (e) above based on Alltel’s statutory tax rate of 38.9 percent.

Index to Financial Supplement

The following discussion and analysis compares the pro forma results of operations for the year ended December 31, 2007 and 2006 to one another.  As the pro forma results of operations are not necessarily indicative of the Company’s operating results had the Merger been effective January 1, 2007 or January 1, 2006, this discussion is not a substitute for management’s discussion and analysis on a historical basis.

	Pro Forma
	Year Ended	Year Ended
	December 31,	December 31,
(Millions)	2007	2006
Revenues and sales:
Service revenues	$7,953.2	$6,994.3
Product sales	818.8	854.2
Total revenues and sales	8,772.0	7,848.5
Costs and expenses:
Cost of services	2,624.4	2,339.0
Cost of products sold	1,194.0	1,176.9
Selling, general, administrative and other	1,984.9	1,782.8
Depreciation and amortization	2,077.3	1,844.0
Integration expenses, restructuring and other charges	19.1	13.7
Total costs and expenses	7,899.7	7,156.4
Operating income	872.3	692.1
Non-operating income, net	71.9	97.5
Interest expense	(2,139.0)	(2,212.7)
Gain on exchange or disposal of assets and other	56.5	126.1
Loss from continuing operations before income taxes	(1,138.3)	(1,297.0)
Income tax benefit	(463.1)	(534.7)
Loss from continuing operations	$(675.2)	$(762.3)

Revenues and Sales
Total revenues and sales increased 12 percent, or $923.5 million, and service revenues increased by 14 percent, or $958.9 million, in 2007 compared to the prior year.  The acquisitions of Midwest Wireless and other wireless properties in Illinois, Texas and Virginia completed in 2006 previously discussed accounted for approximately $282.3 million and $293.0 million of the overall increases in service revenues and total revenues and sales in 2007, respectively.  In addition to the effects of the acquisitions, service revenues also reflected growth in access revenues, which increased $186.2 million in 2007 from the same period a year ago.  The increase in access revenues in 2007 was primarily driven by non-acquisition-related growth in Alltel’s postpay customer base and revenues derived from the Company’s “U” prepaid service offering.  Service revenues for 2007 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications.  Compared to 2006, revenues from data services increased $361.5 million, or 78 percent, in 2007, reflecting strong demand for these services.  Service revenues also included increased regulatory and other fee revenues of $117.2 million in 2007 compared to a year ago, primarily due to additional USF support received by Alltel due, in part, to an increase in the interstate safe-harbor percentage, effective October 1, 2006, and growth in postpay customer revenues eligible to receive USF support.  Growth in USF revenues attributable to Alltel’s certification in 24 states as an ETC accounted for $53.0 million of the overall increase in regulatory and other fees in 2007.  Revenues from the sale of equipment protection plans also increased $29.5 million in 2007 compared to 2006, reflecting customer growth and continued demand for these plans.  Compared to 2006, wholesale revenues increased $76.7 million, primarily due to growth in data roaming revenues and additional transport revenues earned from charging third parties, principally Windstream, for use of Alltel’s fiber-optic network.  Growth in wholesale revenues also included the effects of migrating Sprint and AT&T roaming traffic to lower rates in exchange for long-term roaming agreements signed with each carrier during the second quarter of 2006.  The above increase in service revenues in 2007 was partially offset by lower wireless airtime and retail roaming revenues.  Compared to 2006, wireless airtime and retail roaming revenues decreased $73.4 million in 2007, primarily due to the continued effects of customers migrating to rate plans with a larger number of packaged minutes.  Revenues attributable to early termination fees declined $21.6 million in 2007 compared to the prior year, primarily due to improvements in customer churn rates, as previously discussed.

Index to Financial Supplement

Product sales decreased $35.4 million, or 4 percent, in 2007 compared to the prior year.  The decrease in product sales in 2007 primarily reflected the effects of increased rebates offered to customers in connection with the sales of wireless handsets.  During 2007, Alltel expanded the number of wireless handset models eligible for rebates.  The reduction in product sales in 2007 attributable to rebates was partially offset by the effects of increased sales resulting from the overall growth in gross customer additions and from acquisitions.  Product sales attributable to acquisitions increased $10.8 million in 2007 compared to the prior year.

Costs and Expenses
Cost of services increased $285.4 million, or 12 percent, in 2007 compared to the prior year.  The acquisitions accounted for $89.2 million of the overall increase in cost of services in 2007.  Cost of services also increased in 2007 due to increases in network-related costs and customer service expenses.  Compared to the prior year, network-related costs increased $108.7 million in 2007, reflecting increased network traffic due to non-acquisition-related customer growth, increased minutes of use and expansion of network facilities.  Cost of services for 2007 also reflected an increase in customer service expenses of $51.7 million, primarily reflecting additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and reducing postpay churn.  Compared to 2006, payments to data content providers increased $36.6 million in 2007, consistent with the growth in revenues derived from data services discussed above.  In addition, cost of services for 2007 increased $55.4 million from 2006 due to higher USF fees resulting from an increase in the safe-harbor percentage and the related growth in regulatory fee revenues discussed above.  The above increases in cost of services in 2007 were partially offset by decreases in bad debt expense and roaming expenses.  Compared to 2006, bad debt expense decreased $26.9 million in 2007 primarily due to reduced write-offs resulting from improvements in the Company’s internal and third-party outsourcing collection efforts.  Cost of services for 2007 also reflected a decrease in roaming expenses of $38.6 million from 2006 due to lower negotiated per minute roaming rates.

Cost of products sold increased $17.1 million, or 1 percent, in 2007 compared to the prior year.  The acquisitions previously discussed accounted for $27.8 million of the overall increase in cost of products sold in 2007.  Cost of products sold in 2007 also reflected a lower per unit cost for each handset sold compared to the prior year due to the effects of lower negotiated handset prices charged by vendors and an increase in vendor rebates.

Selling, general, administrative and other operating expenses increased $202.1 million, or 11 percent, in 2007 compared to the prior year.  The acquisitions accounted for $49.3 million of the overall increase in selling, general, administrative and other expenses in 2007.  In addition to the effects of the acquisitions, selling, general, administrative and other operating expenses in 2007 also reflected increased commission costs of $63.9 million compared to 2006, consistent with the growth in gross customer additions and higher commissions paid to agents, reflecting increased sales of data services and features and reduced charge-backs resulting from lower customer churn.  Compared to the prior year, selling, general, administrative and other expenses in 2007 also included increased advertising costs of $47.4 million, respectively, reflecting growth in television and national cable advertising directed at promoting Alltel brand awareness among consumers and the effects of an overall increase in advertising spending levels following the April 2006 launch of the “My Circle” offering.  Higher employee benefit costs and increased costs to provide and administer the Company’s wireless equipment protection plans also contributed to the increase in selling, general, administrative and other operating expenses in 2007.  Compared to 2006, employee benefit costs increased $14.8 million in 2007 and costs associated with providing and administering the wireless equipment protection plans increased $23.3 million in 2007, consistent with the growth in wireless equipment protection plan revenues previously discussed.

Depreciation expense increased $233.3 million, or 21 percent, in 2007 compared to the prior year.  The increase in depreciation expense in 2007 reflected the effects of the wireless property acquisitions, which accounted for $40.2 million of the overall increases in depreciation expense in 2007.  Additionally, growth in plant in service consistent with Alltel’s plans to expand and upgrade its network facilities also contributed to the overall increases in depreciation expense in 2007.  In addition to the effects of acquisitions and growth in plant in service, the increase in depreciation expense in 2007 also reflected the effects of additional write-offs of $71.1 million identified as a result of system improvements in the Company’s fixed asset inventory processes and the effects of network replacement programs implemented in 2007.  In addition, a fourth quarter 2006 prospective change in the depreciable lives of certain operating equipment accounted for $35.2 million of the overall increase in depreciation expense in 2007.  The depreciable lives were shortened in response to the rapid pace of technological development and Alltel’s plans to expand and upgrade its network facilities with 1x-EVDO technology.

Index to Financial Supplement

Primarily as a result of the growth in revenues and sales discussed above, operating income increased $180.2 million, or 26 percent, in 2007 compared to the prior year.   The acquisitions of Midwest Wireless and properties in Illinois, Texas and Virginia accounted for $86.4 million of the overall increase in operating income in 2007.  Operating income comparisons for 2007 were also favorably affected by the declines in bad debt and roaming expenses previously discussed, partially offset by the adverse effects of higher depreciation expense as discussed above.

Compared to 2006, non-operating income, net for 2007 reflected a reduction in interest income earned on the Company’s cash and short-term investments of $49.4 million, due to a significant decrease in Alltel’s average available cash on hand as a result of the repurchase of 22.0 million shares of Alltel common stock at a total cost of $1,360.3 million during 2007.  See “Cash Flows from Financing Activities – Continuing Operations” for further discussion of the share repurchase program.  Compared to 2006, non-operating income, net for 2007 included $7.5 million of additional insurance proceeds received to offset expenses incurred by the Company related to Hurricane Katrina, as previously discussed.

Interest expense decreased $73.7 million, or 3 percent, in 2007 compared to the prior year.  The decrease in interest expense primarily reflected the favorable effects on interest costs resulting from a reduction in Alltel’s long-term debt balance of $2.9 billion that occurred subsequent to the completion of the wireline spin-off.  As previously discussed, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, and on July 17, 2006, the Company completed a $1.7 billion tax-free debt exchange with two investment banks.  In addition, on November 1, 2006, Alltel repaid, at maturity, a $186.3 million, 9.0 percent senior unsecured note.

Compared to 2006, the decreases in income tax benefit and net loss from continuing operations in 2007 was consistent with the overall improvement in the Company’s pretax operating results primarily driven by the growth in revenues and sales, partially offset by the effects of higher depreciation expense and lower pretax gains realized from the sale or exchange of other assets, when compared to 2006.

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

Index to Financial Supplement

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

Index to Financial Supplement

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

The FCC conducts proceedings and auctions through which additional spectrum is made available for the provision of wireless communications services, including broadband services.  In 2003, the FCC issued an order adopting rules that allow CMRS licensees to lease spectrum to others.  The FCC further streamlined its rules to facilitate spectrum leasing in a subsequent order issued in 2004.  The FCC’s spectrum leasing rules revise the standards for transfer of control and provide new options for the lease of spectrum to providers of new and existing wireless technologies.  The FCC decisions provide increased flexibility to wireless companies with regard to obtaining additional spectrum through leases and retaining spectrum acquired in conjunction with wireless company acquisitions.  The FCC completed the auction for Advanced Wireless Services (“AWS”) spectrum.  Alltel did not participate in the AWS spectrum auction, but the Company did file an application to participate in the 700 MHz auction.  On March 18, 2008, the FCC completed the auction for spectrum in the 700 MHz band.   Alltel did not obtain any licenses in the 700 MHz auction and will be required to pay bid withdrawal payments, the amount of which is expected to be immaterial, as a result of withdrawing bids made by Alltel during the course of its participation in the auction.

Index to Financial Supplement

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

Index to Financial Supplement

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
	Successor	Predecessor
	November 16 -	January 1 -	Year Ended
	December 31,	November 15,	December 31,
(Millions)	2007	2007	2006	2005
Cash flows from (used in):
Operating activities from continuing operations	$(178.0)	$2,146.7	$1,490.2	$1,565.3
Investing activities from continuing operations	(25,241.9)	(665.0)	(2,693.6)	(1,636.9)
Financing activities from continuing operations	25,301.6	(1,515.9)	(3,184.8)	(748.3)
Discontinued operations	0.7	50.9	4,345.9	1,326.9
Effect of exchange rate changes	-	-	(5.9)	(1.8)
Change in cash and short-term investments	$(117.6)	$16.7	$(48.2)	$505.2

Cash Flows from Operating Activities – Continuing Operations
Cash used in operating activities during the Successor period of 2007 primarily reflected the payment of merger-related expenses and the effects of higher interest costs resulting from the issuance of $21.7 billion of additional long-term debt as further discussed below under “Cash Flows from Financing Activities – Continuing Operations”.  During the period January 1, 2007 to November 15, 2007 and for each of the years ended December 31, 2006 and 2005, cash provided from continuing operations was Alltel’s primary source of funds.  Cash provided from continuing operations in all three such periods reflected growth in earnings from the Company’s operations excluding the effects of merger-related costs, interest expense and income taxes.  In addition to earnings growth, cash flows from continuing operations in all three such periods also reflected changes in working capital requirements, including timing differences in the billing and collection of accounts receivables, purchases of inventory and the payment of trade payables, merger-related costs and taxes.  Cash provided from continuing operations in 2005 also included the receipt of the $111.0 million special dividend on the Company’s investment in Fidelity National common stock previously discussed.   During the Predecessor period of 2007, Alltel generated sufficient cash flows from continuing operations to fund its capital expenditure requirements and scheduled long-term debt payments as further discussed below.   The Company expects to generate sufficient cash flows from continuing operations to fund its operating requirements in 2008, although Alltel will incur substantially higher interest expense.

Index to Financial Supplement

Cash Flows from Investing Activities – Continuing Operations
Capital Expenditures
Cash outlays for the acquisition of property, plant and equipment and for the purchase or development of internal use software continued to be Alltel’s primary use of capital resources.   Capital expenditures for property, plant and equipment were $192.3 million for the period November 16, 2007 to December 31, 2007, $860.6 million for the period January 1, 2007 to November 15, 2007 and $1,164.5 million and $949.0 million for the years ended December 31, 2006 and 2005, respectively.  Capital expenditures in each of the past three years were incurred to construct additional network facilities and to deploy 1xRTT data and 1x-EVDO technology.  During 2007, Alltel continued 1xRTT data deployments in its markets and attained total coverage of approximately 96 percent of its POPs by the end of the year.  In addition, the Company expanded its 1x-EVDO coverage into approximately 76 percent of its POPs by the end of 2007.  Capital expenditures for 2005 also included incremental spending by Alltel to deploy CDMA technology in the properties acquired from AT&T, as previously discussed.   During each of the past three years, Alltel funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs, which were $4.2 million for the period November 16, 2007 to December 31, 2007, $29.1 million for the period January 1, 2007 to November 15, 2007 and $32.6 million and $43.1 million for the years ended December 31, 2006 and 2005, respectively.  Including capitalized software development costs, outlays for capital expenditures are expected to be approximately $950.0 million to $1,050.0 million for 2008 and will be funded primarily from internally generated funds.  Capital expenditures in 2008 will be primarily incurred for further deployment of digital wireless technology, including high-speed wireless data capabilities, in the Company’s existing markets.  The forecasted spending levels in 2008 are subject to revision depending on changes in future capital requirements of the Company’s business.

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

Index to Financial Supplement

Cash flows from investing activities also included proceeds from the return on investments of $13.8 million for the period November 16, 2007 to December 31, 2007, $43.5 million for the period January 1, 2007 to November 15, 2007 and $50.8 million and $36.8 million for the years ended December 31, 2006 and 2005, respectively.  These amounts primarily consisted of cash distributions received from Alltel’s wireless minority investments.  The growth in distributions received in 2006 was consistent with the improved operating results of these investments, as previously discussed.

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

Issuances and Repayments of Long-Term Debt
Concurrent with the consummation of the Merger, Alltel Communications Inc. (“ACI”), a wholly-owned subsidiary of Alltel, entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion maturing 7.5 years from the closing of the date of the Merger, a six-year, senior secured revolving credit facility of $1.5 billion, and a delayed draw term loan facility with an additional borrowing capacity of $750.0 million maturing 7.5 years from the closing date of the Merger, available on a delayed-draw basis until the one-year anniversary of the closing date of the Merger for amounts paid, or committed to be paid, to purchase or otherwise acquire licenses and rights in the 700 MHz auction being conducted by the FCC.  At the closing of the Merger, ACI utilized the full capacity available under the senior secured term loan.   Through December 31, 2007, no amounts had been drawn under either the $1.5 billion senior secured revolving credit facility or the $750.0 million delayed draw term loan facility that was terminated as of April 3, 2008.   The Company will be required to pay equal quarterly installments in aggregate annual amounts equal to one percent of the original funded principal amount of the senior secured term loan facility, with the balance payable on May 15, 2015.

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

Index to Financial Supplement

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

Repayments of long-term debt were $1,457.8 million for the period November 16, 2007 to December 31, 2007, $36.9 million for the period January 1, 2007 to November 15, 2007 and $1,198.5 million and $2,655.7 million for the years ended December 31, 2006 and 2005, respectively.  As previously discussed, in December 2007, the Company repaid $1.0 billion of the senior unsecured PIK term loan facility with proceeds received from the issuance of the senior unsecured PIK toggle notes.  During the fourth quarter of 2007, in conjunction with the Merger, Alltel repurchased prior to maturity an aggregate principal amount of $389.3 million of long-term debt at a total cost of $422.8 million.  The long-term debt repurchased consisted of $39.0 million of 6.65 percent unsecured notes due 2008, $53.0 million of 7.60 percent unsecured notes due 2009 and $297.3 million of 8.00 percent notes due 2010.  Repayments of long-term debt in the Successor period of 2007 also included the first quarterly installment of $35.0 million due under the senior secured term loan.  Repayments of long-term debt in the Predecessor period of 2007 primarily consisted of the repayment of the remaining $35.6 million, 4.656 percent equity unit notes due May 17, 2007.   As discussed earlier, on August 25, 2006, Alltel repurchased prior to maturity $1.0 billion of long-term debt, consisting of $664.3 million of 4.656 percent equity unit notes due 2007, $61.0 million of 6.65 percent unsecured notes due 2008, $147.0 million of 7.60 percent unsecured notes due 2009 and $127.7 million of 8.00 percent notes due 2010 pursuant to cash tender offers.  During 2006, Alltel also repaid at maturity a $186.3 million, 9.0 percent senior unsecured note due November 1, 2006.  Except for the repayment of the senior unsecured PIK term loan facility previously discussed, the repayments of long-term debt in both 2007 and 2006 were funded by available cash on hand.  Repayments of long-term debt in 2005 primarily consisted of the repayment of approximately $2.0 billion of Western Wireless long-term debt obligations that had been assumed by Alltel in connection with the merger.  On the date of closing, Alltel repaid approximately $1.3 billion of term loans representing all borrowings outstanding under Western Wireless’ credit facility.  During 2005, Alltel also repurchased all $600.0 million of the issued and outstanding 9.25 percent senior notes due July 15, 2013 of Western Wireless senior notes at a total cost of $688.3 million.  The debt repayments were funded by cash on hand and borrowings under Alltel’s commercial paper program.  Repayments of long-term debt in 2005 also included the early redemption of $450.0 million of 7.50 percent senior notes due March 1, 2006 and the repayment, at maturity, of a $200.0 million, 6.75 percent senior unsecured note due September 15, 2005.

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

Other
Cash flows used in financing activities also included distributions to Alltel’s minority investors in wireless markets operated in partnership with other companies.   Cash payments to these minority investors were $11.2 million for the period November 16, 2007 to December 31, 2007, $31.8 million for the period January 1, 2007 to November 15, 2007 and $38.2 million and $65.6 million for the years ended December 31, 2006 and 2005, respectively.  The significant decrease in distributions in 2006 from 2005 primarily reflected Alltel’s acquisitions of partnership interests in wireless properties in North Carolina, South Carolina and Wisconsin previously discussed.   During the Successor period of 2007, Alltel also received $33.9 million in cash from the settlement of four interest rate swap agreements that were terminated in connection with the Merger .

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

Index to Financial Supplement

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

Presented below are calculations of EBITDA and Consolidated EBITDA.  Alltel has included this discussion of Consolidated EBITDA because covenants in ACI’s senior secured credit facilities contain ratios based on this measure, as discussed above.  Measurements of Consolidated EBITDA are based on the Company’s calculation of EBITDA (net income (loss), excluding the effects of discontinued operations and the cumulative effect of accounting changes, and before net interest expense, provision for income taxes and depreciation and amortization) adjusted to exclude unusual items, certain non-cash charges and items permitted in calculating covenant compliance under the indenture and the credit facilities.  Alltel believes that the application of these supplementary adjustments to EBITDA in determining Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate compliance with its financing covenants.  If the Company’s Consolidated EBITDA were to decline below certain levels, covenants in the senior secured credit facilities that are based on Consolidated EBITDA, including the maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment of amounts outstanding under the senior secured term loan facility.  For the fiscal year ended December 31, 2007, the senior secured leverage ratio was 4.52 to 1.00.

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

Index to Financial Supplement

The following table provides the calculation of EBITDA and Consolidated EBITDA for the periods indicated:

	Pro Forma	Successor	Predecessor
	Year Ended	November 16 -	January 1 -	Year Ended
	December 31,	December 31,	November 15,	December 31,
(Millions)	2007	2007	2007	2006	2005
Net income (loss)	$(676.1)	$(103.4)	$286.6	$1,129.4	$1,331.4
Loss (income) from discontinued operations	0.9	(0.6)	1.5	(305.7)	(603.3)
Cumulative effect of accounting change	-	-	-	-	7.4
Income tax expense (benefit)	(463.7)	(64.5)	371.5	475.0	424.5
Interest expense, net of interest income	2,101.1	265.0	140.8	202.2	294.4
Depreciation and amortization expense	2,077.3	260.2	1,286.7	1,239.9	994.8
EBITDA	$3,040.1	$356.7	$2,087.1	$2,740.8	$2,449.2
Minority interest in consolidated partnerships	32.6	2.2	30.4	46.6	69.1
Equity earnings in unconsolidated partnerships, net of cash distributions received	(8.4)	5.7	(14.1)	(9.4)	(8.3)
Stock-based compensation expense, net of restricted shares surrendered for tax (a)	27.3	1.2	26.1	33.0	4.0
Integration expenses, restructuring and other charges (See Note 11)	19.1	5.2	667.0	13.7	23.0
Fidelity National special cash dividend (See Note 12)	-	-	-	-	(111.0)
Gain on exchange or disposal of assets and other (See Note 13)	(56.5)	-	(56.5)	(126.1)	(218.8)
Non-cash rental income, net of amortization of deferred leasing costs (b)	-	-	(29.7)	(33.9)	(33.9)
Other non-cash changes in expenses (c)	5.0	0.3	4.7	(3.5)	50.5
Management fee paid to Sponsors (d)	31.0	3.9	-	-	-
Pre-acquisition EBITDA for Western Wireless and Midwest Wireless (e)	-	-	-	91.5	243.2
Consolidated EBITDA	$3,090.2	$375.2	$2,715.0	$2,752.7	$2,467.0
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

(d)
Represents the annual management fee and out-of-pocket expenses payable to affiliates of the Sponsors in exchange for consulting and management advisory services.  The annual management fee is equal to one percent of Alltel’s Consolidated EBITDA, of which 0.1 percent is contributed to the Alltel Special Annual Bonus Plan and made available for payout as incentive compensation to certain management employees.

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

Index to Financial Supplement

As further illustrated in Note 6 to the consolidated financial statements, as of December 31, 2007, the Company had $20.665 billion of variable rate long-term debt consisting of borrowings of $13.965 billion under a senior secured term loan, $5.2 billion under a senior unsecured cash-pay term loan facility and $1.5 billion under a senior unsecured PIK term loan facility.  During the fourth quarter of 2007, the Company entered into four, pay fixed/receive variable, interest rate swap agreements on notional amounts totaling $5.75 billion of the senior secured term loan.  The maturities of the four interest rate swaps range from December 17, 2009 to December 17, 2012.

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

During the first quarter of 2008, the Company entered into three additional, pay fixed/receive variable, interest rate swap agreements on notional amounts totaling $3.75 billion of the senior secured term loan.  The maturities of the three interest rate swaps range from February 17, 2011 to February 17, 2013.  At the inception date, the three interest rate swaps were designated as cash flow hedges of the variability in the interest payments due to changes in the LIBOR interest rate (the benchmark interest rate) on the variable rate senior secured term loan.  Taking into consideration all of the cash flow hedges, Alltel has effectively converted $9.5 billion of its variable interest rate exposure to fixed interest rates.

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
The following unaudited pro forma consolidated results of operations of Alltel assume that the Merger and Financing Transactions had occurred as of  the beginning of the year for each period presented:

	Years Ended
	December 31,
(Millions)	2007	2006
Revenues and sales	$8,772.0	$7,848.5
Operating income	$872.3	$692.1
Loss from continuing operations	$(675.2)	$(762.3)
Net loss	$(676.1)	$(456.6)

The pro forma amounts represent the historical operating results of Alltel with appropriate adjustments that give effect to the significant increases in finite-lived intangible assets and long-term debt levels of the Company following completion of the Merger and the corresponding effects on depreciation and amortization and interest expense.  The pro forma amounts also include the effects of the non-merger-related special charges and unusual items, as more fully discussed in Notes 11 and 13 below.  The unaudited pro forma information should not be relied upon as necessarily being indicative of the operating results that would have been obtained if the Merger and Financing Transactions had been completed as of the beginning of the year for each period presented , nor the operating results that may be obtained in the future.

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

Index to Financial Supplement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and Contingencies, Continued:
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

20.  Subsequent Event – IRS Settlement:
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

21.  Subsequent Event – Pending Acquisition of Alltel (Unaudited):
On June 5, 2008, Verizon Wireless, a joint venture of Verizon Communications and Vodafone, entered into an agreement with Alltel and Atlantis Holdings to acquire Alltel in a cash merger.  The aggregate value of the transaction is approximately $28.1 billion.  Under terms of the merger agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion in cash and assume Alltel’s outstanding long-term debt.  Consummation of the merger is subject to certain conditions, including the receipt of regulatory approvals, including, without limitation, the approval of the FCC and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The transaction is currently expected to close by the end of 2008, subject to obtaining regulatory approvals.  The merger agreement contains certain termination rights for each of Verizon Wireless and Alltel and further provides that, upon termination of the merger agreement under specified circumstances, Verizon Wireless may be required to pay Alltel a termination fee of $500.0 million.