Form 10-Q
period 2008-09-30
ALLTEL CORP
filed 2008-11-04
CIK 65873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

The Registrant is a privately-held corporation, and accordingly, none of its voting stock is held by non-affiliates.  As of September 30, 2008, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding were 454,000,122.

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

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in millions, except per share amounts)	September 30,	December 31,
Assets	2008	2007
Current Assets:
Cash and short-term investments	$1,297.6	$833.3
Accounts receivable (less allowance for doubtful
accounts of $52.6 and $32.6, respectively)	852.8	831.1
Inventories	206.8	196.0
Prepaid expenses and other	86.1	142.8
Assets related to discontinued operations	-	0.3
Total current assets	2,443.3	2,003.5
Investments	540.0	536.1
Goodwill	16,941.2	16,917.4
Other intangibles	6,227.3	6,784.6
Property, Plant and Equipment:
Land and improvements	264.7	251.1
Buildings and improvements	895.0	836.4
Operating plant and equipment	4,158.6	3,650.3
Information processing	456.7	368.8
Furniture and fixtures	110.5	99.8
Under construction	316.0	360.1
Total property, plant and equipment	6,201.5	5,566.5
Less accumulated depreciation	1,211.5	164.9
Net property, plant and equipment	4,990.0	5,401.6
Other assets	410.4	485.3
Assets related to discontinued operations	-	7.0
Total Assets	$31,552.2	$32,135.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$140.1	$140.1
Accounts payable	544.7	603.6
Advance payments and customer deposits	226.9	195.9
Accrued taxes	157.4	120.4
Accrued interest	168.8	187.1
Other current liabilities	275.6	271.9
Liabilities related to discontinued operations	-	0.2
Total current liabilities	1,513.5	1,519.2
Long-term debt	23,292.2	23,374.7
Deferred income taxes	2,286.0	2,542.7
Other liabilities	277.2	266.4
Total liabilities	27,368.9	27,703.0
Shareholders’ Equity:
Common stock, par value $.01 per share, 550.0 million shares authorized,
454,000,122 shares issued and outstanding	4.5	4.5
Additional paid-in capital	4,543.8	4,536.7
Accumulated other comprehensive loss	(11.6)	(5.3)
Retained deficit	(353.4)	(103.4)
Total shareholders’ equity	4,183.3	4,432.5
Total Liabilities and Shareholders’ Equity	$31,552.2	$32,135.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Revenues and sales:
Service revenues	$2,279.9	$2,071.5	$6,543.7	$5,923.2
Product sales	227.6	210.0	672.8	611.9
Total revenues and sales	2,507.5	2,281.5	7,216.5	6,535.1
Costs and expenses:
Cost of services (excluding depreciation of $234.2, $225.7,
$718.0 and $680.8, respectively, included below)	715.9	682.2	2,052.0	1,933.4
Cost of products sold	343.4	300.0	1,006.7	876.1
Selling, general, administrative and other	557.6	496.1	1,573.5	1,445.5
Depreciation and amortization	535.4	358.2	1,594.5	1,060.0
Integration expenses, restructuring and other charges	2.1	11.0	24.7	53.3
Total costs and expenses	2,154.4	1,847.5	6,251.4	5,368.3
Operating income	353.1	434.0	965.1	1,166.8

Equity earnings in unconsolidated partnerships	19.6	17.1	53.9	48.5
Minority interest in consolidated partnerships	(14.5)	(8.8)	(37.5)	(27.4)
Other income, net	7.2	5.9	29.3	19.2
Interest expense	(449.1)	(46.2)	(1,399.1)	(140.3)
Gain on disposal of assets	-	-	-	56.5

Income (loss) from continuing operations before income taxes	(83.7)	402.0	(388.3)	1,123.3
Income tax expense (benefit)	(28.5)	123.3	(138.7)	415.8

Income (loss) from continuing operations	(55.2)	278.7	(249.6)	707.5
Income (loss) from discontinued operations
(net of income tax benefit of $(4.2),
$(0.2) and $(2.5), respectively)	-	3.9	(0.4)	0.9

Net income (loss)	$(55.2)	$282.6	$(250.0)	$708.4

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	September 30,
(Millions)	2008	2007
	Successor	Predecessor
Cash Flows from Operating Activities:
Net income (loss)	$(250.0)	$708.4
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss (income) from discontinued operations	0.4	(0.9)
Depreciation and amortization	1,594.5	1,060.0
Provision for doubtful accounts	93.0	140.9
Amortization of deferred financing costs	136.6	2.1
Non-cash portion of gain on disposal of assets	-	(56.5)
Adjustment to income tax liabilities, including contingency reserves	-	(33.8)
Change in deferred income taxes	(186.6)	30.4
Other, net	1.7	(26.8)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(112.9)	(207.5)
Inventories	(10.9)	51.8
Accounts payable	(58.9)	(54.4)
Other current liabilities	(30.1)	235.6
Other, net	(2.9)	(10.5)
Net cash provided from operating activities	1,173.9	1,838.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(629.6)	(720.3)
Additions to capitalized software development costs	(23.8)	(24.3)
Purchases of property, net of cash acquired	-	(6.2)
Proceeds from the sale of assets	18.0	-
Proceeds from the sale of investments	-	188.7
Proceeds from the return on investments	49.2	40.2
Other, net	12.3	0.9
Net cash used in investing activities	(573.9)	(521.0)
Cash Flows from Financing Activities:
Dividends paid on common and preferred stock	-	(133.5)
Repayments of long-term debt	(255.0)	(36.9)
Repurchases of common stock	-	(1,360.3)
Distributions to minority investors	(37.4)	(31.8)
Long-term debt issued	150.0	-
Excess tax benefits from stock option exercises	-	25.7
Common stock issued	-	59.0
Net cash used in financing activities	(142.4)	(1,477.8)
Cash Flows from Discontinued Operations:
Cash provided from (used in) operating activities	(0.2)	2.8
Cash provided from investing activities	6.9	47.6
Cash provided from financing activities	-	-
Net cash provided from discontinued operations	6.7	50.4

Increase (decrease) in cash and short-term investments	464.3	(109.6)

Cash and Short-term Investments:
Beginning of the period	833.3	934.2
End of the period	$1,297.6	$824.6

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.        General:
Basis of Presentation – The consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 of Alltel Corporation (“Alltel” or the “Company”) are unaudited.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) rules and regulations.  Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

Alltel provides wireless voice and data communications services to nearly 14 million customers in 34 states.  Through roaming arrangements with other carriers, Alltel is able to offer its customers wireless services covering more than 95 percent of the U.S. population.  Alltel manages its wireless business as a single operating segment, wireless communications services.

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

The following unaudited pro forma consolidated results of operations of Alltel for the three and nine months ended September 30, 2007 assume that the Merger and Financing Transactions had occurred as of January 1, 2007:

	Three Months Ended	Nine Months Ended
(Millions)	2007	2007
Revenues and sales	$2,272.7	$6,508.5
Operating income	$266.2	$701.1
Loss from continuing operations	$(120.5)	$(456.0)
Net loss	$(116.6)	$(455.1)

The pro forma amounts represent the historical operating results of Alltel with appropriate adjustments that give effect to the significant increases in finite-lived intangible assets and long-term debt levels of the Company following completion of the Merger and Financing Transactions and the corresponding effects on depreciation and amortization and interest expense.  The pro forma amounts also include the effects of the non-merger-related special charges and unusual items, as more fully discussed in Notes 6 and 7 below.  The unaudited pro forma information should not be relied upon as necessarily being indicative of the operating results that would have been obtained if the Merger and Financing Transactions had been completed on January 1, 2007, nor the operating results that may be obtained in the future.

Upon completion of the Merger and Financing Transactions, Alltel and Parent entered into a management agreement with affiliates of each of the Sponsors, pursuant to which such entities or their affiliates will provide on-going consulting and management advisory services.  In exchange for these services, affiliates of certain of the Sponsors will receive an aggregate annual management fee equal to one percent of Alltel’s Consolidated EBITDA, as that term is defined within ACI’s senior credit facilities, and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  The fees are payable semi-annually in arrears.  For the three and nine months ended September 30, 2008, Alltel recorded management fees of $9.1 million and $27.1 million, respectively, which are included in selling, general, administrative and other expenses in the consolidated statement of operations for that period.

The management agreement also provides that affiliates of the Sponsors will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions based on a percentage of the gross transaction value of any such transaction, as well as a termination fee based on the net present value of future payment obligations under the management agreement, under certain circumstances.  The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.  At September 30, 2008, amounts payable to the Sponsors or their affiliates totaled $9.3 million, consisting primarily of the accrued management fees for the period July 1, 2008 to September 30, 2008.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
 _____

3.        Goodwill and Other Intangible Assets:
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination.  The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable tangible and intangible assets is recorded as goodwill.  As a result of the Merger, Alltel recorded goodwill of approximately $16.9 billion in its consolidated financial statements.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

(Millions)
Balance at December 31, 2007	$16,917.4
Adjustments	23.8
Balance at September 30, 2008	$16,941.2

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

The carrying values of indefinite-lived intangible assets other than goodwill were as follows:

	September 30,	December 31,
(Millions)	2008	2008
Cellular and PCS licenses	$3,224.5	$3,224.5

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

	September 30, 2008
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer list	$2,819.6	$(549.3)	$2,270.3
Trademarks and tradenames	800.0	(87.5)	712.5
Non-compete agreement	30.0	(13.1)	16.9
Roaming agreement	4.0	(0.9)	3.1
	$3,653.6	$(650.8)	$3,002.8

	December 31, 2007
			Net
	Gross	Accumulated	Carrying
(Millions)	Cost	Amortization	Value
Customer list	$2,819.6	$(79.0)	$2,740.6
Trademarks and tradenames	800.0	(12.5)	787.5
Non-compete agreement	30.0	(1.9)	28.1
Roaming agreement	4.0	(0.1)	3.9
	$3,653.6	$(93.5)	$3,560.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.        Goodwill and Other Intangible Assets, Continued:
Amortization expense for intangible assets subject to amortization was $186.9 million and $557.3 million, respectively, for the three and nine month periods ended September 30, 2008, compared to $41.3 million and $132.4 million, respectively, for the same periods of 2007.  Amortization expense for intangible assets subject to amortization is estimated to be $732.7 million in 2008, $652.5 million in 2009, $561.0 million in 2010, $482.7 million in 2011 and $404.4 million in 2012.

4.        Stock-Based Compensation:
Stock-based compensation expense was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Compensation expense related to stock options issued by Alltel	$2.4	$4.9	$7.1	$13.7
Compensation expense related to stock options converted to Alltel stock options in connection with acquisitions	-	0.5	-	1.0
Compensation expense related to restricted stock awards	-	3.7	-	9.8
Compensation expense before income taxes	2.4	9.1	7.1	24.5
Income tax benefit	(0.9)	(3.0)	(2.7)	(7.9)
Compensation expense, net of tax	$1.5	$6.1	$4.4	$16.6

Under the provisions of SFAS No. 123(R), “Share-Based Payment”, stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest.  Accordingly, stock-based compensation expense has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were based on Alltel’s historical experience and were estimated to be 1.8 percent for the period January 1, 2008 to September 30, 2008.  Prior to the effects of accelerated vesting of stock-based awards in connection with the Merger as further discussed below, pre-vesting forfeitures were estimated to be 4.7 percent for the period January 1, 2007 to September 30, 2007.  Compensation expense for all stock option awards is expensed using a straight-line single option method.

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

In connection with the Merger, the Alltel Corporation 2007 Stock Option Plan (“2007 Option Plan”) was established.  Under the 2007 Option Plan, the Company may grant fixed and performance-based non-qualified stock options to officers and other key management employees.  The maximum number of shares of the Company’s common stock that may be issued under the 2007 Option Plan, including the rollover options, is 40.1 million shares.  On November 16, 2007, the Company granted approximately 17.7 million time-based and approximately 7.9 million performance-based stock options to officers and other key management employees.  During the period January 1, 2008 to September 30, 2008, the Company granted 284,540 time-based and 126,460 performance-based stock options.  As of September 30, 2008, there were approximately 6.2 million shares available for future grants under the 2007 Option Plan.  Each time-based option and performance-based option granted had an exercise price of $10.00 per share and a term of 10 years from the date of grant.  Under provisions of the 2007 Option Plan, upon termination of employment of an option holder, all unvested stock options held by such employee will immediately terminate and be cancelled.  The time-based options vest and become exercisable ratably over a five-year

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.        Stock-Based Compensation, Continued:
period beginning one year from the date of grant subject to the participant’s continued employment with Alltel through the vesting date. Activity under the 2007 Option Plan for the nine months ended September 30, 2008 was as follows:

			Weighted
		Weighted	Average
	(Thousands)	Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Life
Outstanding at December 31, 2007	33,590.0	$ 8.21	9.2 years
Granted	411.0	10.00	9.6 years
Forfeited	(90.0)	10.00	9.2 years
Outstanding at September 30, 2008	33,911.0	$ 8.23	8.4 years
Exercisable at September 30, 2008	8,000.0	$ 2.50	6.2 years

Non-vested stock options as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Non-vested at December 31, 2007	25,590.0	$10.00
Granted	411.0	10.00
Forfeited	(90.0)	10.00
Non-vested at September 30, 2008	25,911.0	$10.00

At September 30, 2008, the total unamortized compensation cost for non-vested time-based stock option awards, net of estimated forfeitures, was $40.0 million and is expected to be recognized over a weighted average period of 4.1 years.

The weighted-average fair value of each time-based stock option award granted during the nine-month period January 1, 2008 to September 30, 2008 was estimated on the grant date to be $2.72 per share using the Black-Scholes option-pricing model and the following assumptions:

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

The performance-based options vest and become exercisable upon (1) the Sponsors attaining a return of at least half of the Sponsor Price in cash; (2) the Sponsors attaining a minimum MoM (or the quotient obtained by dividing (x) the amount received by the Sponsors in cash or liquid securities in exchange for the initial Sponsor shares by (y) the Sponsor Price) and (3) the participant’s continued employment with Alltel through the date the conditions described above are achieved.  One-half of the performance-based options issued are subject to a vesting condition of a MoM quotient of 1.5 and the remaining one-half are subject to a vesting condition of a MoM quotient of 2.0.  For purposes of this calculation, the “initial Sponsor shares” refers to the number of shares of Alltel $.01 par value common stock acquired by the Sponsors on the effective date of the Merger, and “Sponsor Price” refers to the aggregate price paid by the Sponsors for the initial Sponsor shares, based on a per share acquisition price of $10.00.  The “return in cash” specified in the first vesting condition would require the occurrence of a liquidating event or change in control.  Accordingly, the performance-based options issued by Alltel following the Merger would be considered to be subject to both a “performance condition” and a “market condition” under the provisions of SFAS No. 123(R), because vesting of the awards are contingent upon both the occurrence of a liquidating

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.        Stock-Based Compensation, Continued:
event or change in control (performance condition) and achieving a specified amount of value indexed solely to the underlying shares of the Company (market condition).  Under SFAS No. 123(R), compensation cost for awards with performance conditions is recognized only when it is probable that the performance condition will be achieved.  Until such time that a liquidating event or change in control becomes probable (i.e., event occurs), the Company will not recognize any compensation expense related to the performance awards.  At September 30, 2008, the total amount of unrecognized compensation cost, net of estimated forfeitures, for the performance-based stock option awards was $13.4 million.

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

The components of pension expense, including provision for executive retirement agreements, were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Benefits earned during the year	$1.8	$2.7	$5.3	$8.2
Interest cost on benefit obligation	2.5	3.2	7.7	9.6
Amortization of prior service cost	-	0.3	-	0.8
Amortization of net actuarial loss	-	1.2	-	3.6
Expected return on plan assets	(3.7)	(3.6)	(11.3)	(10.8)
Net periodic benefit expense	$0.6	$3.8	$1.7	$11.4

Alltel expects to contribute $145.7 million for retirement benefits in 2008 consisting solely of amounts necessary to fund the expected benefit payments related to the unfunded supplemental retirement plans and includes the payment of $145.0 million in accrued benefits paid to participants on January 2, 2008 in connection with the termination of the supplemental executive retirement plan, as discussed above.  Through September 30, 2008, Alltel had contributed $145.5 million to fund the supplemental retirement plans.  Alltel does not expect that any contribution to the qualified defined pension plan calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 will be required in 2008.  Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in Alltel’s qualified pension plan.

6.        Integration Expenses, Restructuring and Other Charges:
A summary of the integration expenses, restructuring and other charges recorded by Alltel were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
FCC spectrum auction-related costs	$(0.1)	$-	$12.9	$-
Merger-related expenses	0.5	2.5	6.6	35.6
Computer system conversion and other integration expenses	-	1.7	-	6.1
Severance and employee benefit costs	-	0.3	2.1	4.7
Lease termination costs	-	2.6	-	2.6
Rebranding and signage costs	-	3.9	-	4.3
Costs associated with pending acquisition of Alltel	1.7	-	3.1	-
Total integration expenses, restructuring and other charges	$2.1	$11.0	$24.7	$53.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

6.        Integration Expenses, Restructuring and Other Charges, Continued:
During the first nine months of 2008, Alltel incurred $12.9 million of incremental expenses related to its participation in the 700 MHz spectrum auction conducted by the FCC that was completed on March 18, 2008.  Alltel did not obtain any licenses in the 700 MHz spectrum auction.  The auction-related expenses primarily consisted of consulting fees and estimated bid withdrawal payments to be remitted to the FCC as a result of the Company withdrawing certain bids made during the course of its participation in the auction.  In connection with the Merger, Alltel incurred $6.6 million of incremental costs, primarily consisting of $3.8 million in employee retention bonuses and additional legal and accounting fees of $2.4 million.  Alltel also recorded severance and employee benefit costs of $2.1 million related to various planned workforce reductions.

As further discussed in Note 13, on June 5, 2008, Alltel entered into an agreement to be acquired by Verizon Wireless.  In connection with this pending transaction, Alltel incurred $3.1 million of incremental costs, principally consisting of financial advisory, legal and regulatory filing fees.  The integration expenses, restructuring and other charges increased the reported net loss $2.1 million and $16.5 million for the three and nine months ended September 30, 2008, respectively.

During the first nine months of 2007, Alltel incurred $10.4 million of integration expenses related to its 2006 acquisitions of Midwest Wireless Holdings (“Midwest Wireless”) and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company completed during the fourth quarter of 2007.  In the connection with the closing of two call centers, Alltel also recorded severance and employee benefit costs of $4.7 million and lease termination costs of $2.6 million.  In connection with the Merger, Alltel incurred $35.6 million of incremental costs, principally consisting of financial advisory, legal and regulatory filing fees.  Included in this amount are attorneys’ fees and expenses incurred in connection with the settlement of certain shareholder lawsuits as further discussed in Note 12.  The integration expenses, restructuring and other charges decreased net income $7.6 million and $46.4 million for the three and nine months ended September 30, 2007, respectively.

The following is a summary of activity related to the liabilities associated with the Company’s integration expenses, restructuring, FCC spectrum auction, and merger-related charges for the nine months ended September 30, 2008:

(Millions)
Balance, beginning of period	$182.3
Integration expenses, restructuring and other charges recorded during the period	24.7
Cash outlays during the period	(183.8)
Balance, end of period	$23.2

At September 30, 2008, the remaining unpaid liability related to the Company’s integration, restructuring and other activities consisted of fees and expenses associated with the Merger of $15.9 million, fees and expenses related to the FCC spectrum auction of $7.0 million and fees and expenses associated with the pending acquisition of Alltel of $0.3 million and is included in other current liabilities in the accompanying consolidated balance sheet.

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

8.        Reversal of Income Tax Contingency Reserves:
During the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million in both the three and nine month periods ended September 30, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.        Discontinued Operations:
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

The following table includes certain summary income statement information related to the domestic markets to be divested reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Revenues and sales	$-	$-	$1.2	$7.8
Operating expenses (a)	-	-	1.8	10.6
Operating loss	-	-	(0.6)	(2.8)
Loss on disposal of discontinued operations	-	(0.3)	-	(0.1)
Other income, net	-	-	-	1.3
Interest expense (b)	-	-	-	-
Pretax loss from discontinued operations	-	(0.3)	(0.6)	(1.6)
Income tax benefit (c)	-	(4.2)	(0.2)	(2.5)
Income (loss) from discontinued operations	$-	$3.9	$(0.4)	$0.9

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

(c)
Income taxes in both periods of 2007 reflected a change in the estimate of tax benefits associated with transaction costs incurred in connection with the wireline spin-off completed in 2006 and the reversal of income tax contingency reserves applicable to the sold financial services division due to the expiration of certain state statutes of limitation.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.      Comprehensive Income (Loss):
Comprehensive income (loss) was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$(55.2)	$282.6	$(250.0)	$708.4
Other comprehensive income (loss):
Unrealized losses on hedging activities:
Unrealized losses arising in the period	(63.3)	-	(10.4)	-
Income tax benefit	(24.6)	-	(4.1)	-
	(38.7)	-	(6.3)	-

Unrealized holding losses on investments:
Unrealized holding losses arising in the period	-	-	-	(1.1)
Income tax benefit	-	-	-	(0.4)
	-	-	-	(0.7)
Less reclassification adjustments for gains included
in net income for the period	-	-	-	(56.5)
Income tax expense	-	-	-	19.7
	-	-	-	(36.8)

Net unrealized losses in the period	-	-	-	(57.6)
Income tax benefit	-	-	-	(20.1)
	-	-	-	(37.5)

Defined benefit pension plans:
Amounts included in net periodic benefit cost for the period:
Amortization of prior service cost	-	0.3	-	0.8
Amortization of net actuarial loss	-	1.2	-	3.6
	-	1.5	-	4.4
Income tax expense	-	0.6	-	1.7
	-	0.9	-	2.7

Other postretirement benefit plan:
Amounts included in net periodic benefit cost for the period:
Amortization of net actuarial loss	-	0.1	-	0.3
Income tax expense	-	-	-	0.1
	-	0.1	-	0.2

Other comprehensive income (loss) before tax	(63.3)	1.6	(10.4)	(52.9)
Income tax expense (benefit)	(24.6)	0.6	(4.1)	(18.3)
Other comprehensive income (loss)	(38.7)	1.0	(6.3)	(34.6)
Comprehensive income (loss)	$(93.9)	$283.6	$(256.3)	$673.8

The components of accumulated other comprehensive loss were as follows:

(Millions)	September 30, 2008	December 31, 2007
Unrealized losses on hedging activities	$(12.0)	$(5.7)
Defined benefit pension plans	0.5	0.5
Other postretirement benefit plan	(0.1)	(0.1)
Accumulated other comprehensive loss	$(11.6)	$(5.3)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

11.      Fair Value Measurements:
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

As of September 30, 2008, the only significant financial assets and liabilities of Alltel measured at fair value on a recurring basis are derivative financial instruments.  These derivative instruments include seven, pay fixed/receive variable, interest rate swap agreements designated as cash flow hedges on notional amounts totaling $9.5 billion of the Company’s senior secured term loan.  The maturities of the interest rate swap agreements range from December 17, 2009 to February 17, 2013. Alltel has also entered into two, pay variable/receive variable, interest rate basis swap agreements that do not qualify for hedge accounting on notional amounts totaling $4.0 billion of the senior secured term loan, both maturing on December 17, 2008.  At September 30, 2008, the fair value of the Company’s derivatives-based assets (amounts due from counterparties and included in other assets in the accompanying consolidated balance sheet) was $43.9 million.  At September 30, 2008, the fair value of the Company’s derivatives-based liabilities (amounts due to counterparties and included in other current liabilities in the accompanying consolidated balance sheet) was $57.6 million.  The fair values of the interest rate swap agreements were based on prices obtained from financial institutions who develop values based on inputs observable in active markets, including interest rates.  Accordingly, Alltel’s fair value measurements of its derivative instruments are classified as Level 2 inputs.  Changes in the fair value of the derivative contracts to the extent they are effective as cash flow hedges are reported in other comprehensive income (loss), net of tax. (See Note 10).  If the contract does not qualify for hedge accounting, changes in the fair value of the contract are recorded in interest expense.

12.      Commitments and Contingencies – Legal Proceedings:
Subsequent to the announcement of the private equity merger agreement, Alltel, its directors, and in certain cases the Sponsors (or entities purported to be affiliates thereof), were named in sixteen putative class actions alleging claims for breach of fiduciary duty and aiding and abetting such alleged breaches arising out of the proposed sale of Alltel.  Eight of the complaints were filed in the Circuit Court of Pulaski County, Arkansas, the other eight complaints were filed in the Delaware Court of Chancery, and all were consolidated in Pulaski County for purposes of settlement.  Among other things, the complaints in the Arkansas and Delaware actions alleged that (1) Alltel conducted an inadequate process for extracting maximum value for its shareholders and prematurely terminated an auction process by entering into a merger agreement with Parent on May 20, 2007, despite previously setting June 6, 2007, as the outside date for submitting bids; (2) the Alltel directors were in possession of material non-public information about Alltel; (3) the Alltel directors had material conflicts of interest and were acting to better their own interests at the expense of Alltel’s shareholders, including through the vesting of

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.      Commitments and Contingencies – Legal Proceedings, Continued:
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

On June 10, 2008, the Stipulation of Settlement dated May 23, 2008, was approved by the Circuit Court in Pulaski County, Arkansas.  The settlement provides for the following: (a) the Company provided additional information (“additional disclosures”) to Alltel shareholders, which was contained in the definitive proxy statement that was distributed to Alltel shareholders on or about July 24, 2007 prior to the special meeting to vote on the Merger; (b) the buyers agreed to reduce the termination fee payable by Alltel under certain conditions pursuant to the Agreement by $75 million, from $625 million to $550 million; (c) the Alltel shares personally owned by Scott Ford and Warren Stephens were voted at the meeting to consider the Merger in the same proportion, in favor, against and abstaining, as all votes were cast other than with respect to such shares at such meeting; and (d) on July 19, 2007, J P Morgan and Merrill Lynch provided updated advice to the Alltel Board of Directors that, taking into consideration the types of factors and analyses considered in rendering their May 20, 2007 fairness opinions, they were aware of no matter, during the period since May 20, 2007, that would cause them to withdraw or modify their fairness opinions.  The plaintiffs believed the additional disclosures were necessary in order to allow Alltel’s shareholders to be able to make an informed vote on the proposed acquisition of Alltel by an affiliate of the buyers.  The additional disclosures contained in the definitive proxy statement included, among other things, additional information about the decision process undertaken by Alltel’s Board of Directors in evaluating the Company’s business combination and strategic alternative opportunities, details about the indications of interest received from potential third-party buyers, and details about the valuation analyses performed by the Company’s financial advisors on behalf of the Board of Directors.  In connection with the settlement, Alltel agreed to pay $9.0 million in plaintiffs’ attorneys’ fees and the expenses of administration of the settlement.  On August 28, 2008, the Stipulation of Settlement was approved by the Circuit Court.

On June 25, 2007, T-Mobile Austria Holding GmbH (“TMA Holding”) provided to the Company notice of warranty claims against Western Wireless International Austria Corporation (“WWI”), a wholly-owned subsidiary of Alltel, related to an August 10, 2005 purchase agreement, between T-Mobile Global Holding Nr.3 GmbH, T-Mobile Austria GmbH and WWI.  Alltel completed the sale of WWI’s operations in Austria to T-Mobile Austria GmbH on April 28, 2006.  On December 19, 2007, T-Mobile formally filed for arbitration with the International Court of Arbitration of the International Chamber of Commerce, Zurich, Switzerland.  T-Mobile initiated arbitration of certain warranty claims arising under the agreement whereby it purchased the shares of the WWI company, “tele.ring,” that conducted business in Austria.  The claims relate to the valuation of the “Backbone Rights of Use” and non-compliance with local Austrian regulations for antennae sites.  T-Mobile requests damages of €120.9 million (approximately $174.7 million at the September 30, 2008 exchange rate).  Alltel, on behalf of itself and its affiliates WWI and Western Wireless, is vigorously defending the claims and believes they are without merit.  Accordingly, as of September 30, 2008, Alltel has not recorded a reserve for any loss that could result from the ultimate resolution of this matter.

13.      Pending Acquisition of Alltel:
On June 5, 2008, Verizon Wireless, a joint venture of Verizon Communications and Vodafone, entered into an agreement with Alltel and Atlantis Holdings to acquire Alltel in a cash merger.  The aggregate value of the transaction is approximately $28.1 billion.  Under terms of the merger agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion in cash and assume Alltel’s outstanding long-term debt.  Consummation of the merger is subject to certain conditions, including the receipt of regulatory approvals.  The transaction is currently expected to close by the end of 2008, subject to obtaining the required regulatory approvals.  The merger agreement contains certain termination rights for each of Verizon Wireless and Alltel and further provides that, upon termination of the merger agreement under specified circumstances, Verizon Wireless may be required to pay Alltel a termination fee of $500.0 million.

ALLTEL CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the historical results of operations and financial condition of Alltel Corporation (“Alltel” or the “Company”).  This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2008 and 2007, and Alltel’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2007.

EXECUTIVE SUMMARY
Alltel provides wireless voice and advanced data services to nearly 14 million residential and business customers in 34 states.  As further discussed below, on November 16, 2007, Alltel was acquired by Atlantis Holdings LLC, a Delaware limited liability company (“Atlantis Holdings” or “Parent”) and an affiliate of private investment funds TPG Partners V, L.P. and GS Capital Partners VI Fund, L.P. (together the “Sponsors”).  The acquisition was completed through the merger of Atlantis Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and majority-owned subsidiary of Parent, with and into Alltel (the “Merger”), with Alltel surviving the merger as a privately-held, majority-owned subsidiary of Parent.  As a result of the Merger, Alltel’s outstanding common stock is owned by Atlantis Holdings, certain members of management and other key employees.  Alltel’s common stock is no longer registered with the Securities and Exchange Commission (“SEC”) and is no longer traded on a national securities exchange.

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

As discussed in Note 13 to the interim unaudited consolidated financial statements, on June 5, 2008, Verizon Wireless, a joint venture of Verizon Communications and Vodafone, entered into an agreement with Alltel and Atlantis Holdings to acquire Alltel in a cash merger.  Under terms of the merger agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion in cash and assume Alltel’s outstanding long-term debt.  Consummation of the merger is subject to certain conditions, including the receipt of regulatory approvals.  The transaction is currently expected to close by the end of 2008, subject to obtaining the required regulatory approvals.

Among the highlights in the third quarter of 2008:

•
Revenues and sales increased 10 percent from the third quarter of 2007 driven by Alltel’s continued focus on quality customer growth and improvements in data revenues.  Retail revenue per customer and average revenue per customer were relatively flat when compared to the same period a year ago.  Growth rates in both revenue per customer metrics were impacted by the continuing decline in voice revenue per customer, partially offset by sustained growth in data revenues.

•
Gross customer additions were 1.2 million in the quarter, a 28 percent increase from the same period a year ago. Driven by strong growth in both postpay and prepay service offerings, net customer additions were 335,200 in the quarter, a 63 percent increase from the third quarter of 2007.

•
Consolidated earnings before interest, taxes and depreciation and amortization (“Consolidated EBITDA”) increased $109.6 million in the quarter, a 13 percent increase from the same period a year ago, primarily driven by the growth in access and data revenues discussed above.  (See “Covenant Compliance” below for the calculation of Consolidated EBITDA).  The Company reported a net loss of $55.2 million in the third quarter of 2008 primarily due to the significant increases in interest costs and depreciation and amortization expense following the completion of the Merger, as further discussed below under “Consolidated Results of Operations”.

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

CUSTOMER AND OTHER OPERATING STATISTICS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands, except per customer amounts)	2008	2007	2008	2007
Customers	13,825.0	12,447.1	-	-
Average customers	13,663.1	12,338.4	13,319.6	12,140.3
Average retail customers (excludes reseller customers)	12,846.8	11,576.1	12,519.5	11,378.0
Gross customer additions (a)	1,161.5	904.8	3,337.1	2,562.2
Net customer additions (b)	335.2	205.0	1,039.8	623.1
Market penetration	17.4%	15.6%	-	-
Postpay customer churn	1.33%	1.31%	1.29%	1.27%
Total churn	2.02%	1.90%	1.92%	1.78%
Retail minutes of use per customer per month (c)	804	746	792	708
Retail revenue per customer per month (d)	$52.88	$52.66	$51.84	$51.30
Average revenue per customer per month (e)	$55.62	$55.96	$54.59	$54.21

Notes to Customer and Other Operating Statistics Table:
(a)	A summary of gross customer additions is as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Thousands)	2008	2007	2008	2007
Postpay customers	694.3	644.0	1,893.0	1,732.1
Prepay customers	367.5	260.8	1,156.5	830.1
Reseller customers	99.7	-	287.6	-
Total	1,161.5	904.8	3,337.1	2,562.2

Notes to Customer and Other Operating Statistics Table, Continued:
(b)	A summary of net customer additions (losses) is as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Thousands)	2008	2007	2008	2007
Postpay customers	255.4	212.8	635.3	502.6
Prepay customers	52.7	(7.8)	335.0	120.5
Reseller customers	27.1	-	69.5	-
Total	335.2	205.0	1,039.8	623.1

(c)	Represents the average monthly minutes that Alltel’s customers use on both the Company’s network and while roaming on other carriers’ networks.

(d)
Retail revenue per customer per month is calculated by dividing retail revenues by average retail customers for the period.  A reconciliation of the revenues used in computing retail revenue per customer per month is as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
Service revenues	$2,279.9	$2,071.5	$6,543.7	$5,923.2
Less wholesale roaming revenues	(204.0)	(196.5)	(581.0)	(520.8)
Less wholesale transport revenues	(32.9)	(38.1)	(107.4)	(127.4)
Less reseller revenues	(4.8)	(8.1)	(14.3)	(21.8)
Total retail revenues	$2,038.2	$1,828.8	$5,841.0	$5,253.2

(e)	Average revenue per customer per month is calculated by dividing service revenues by average customers for the period.

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

The total number of customers served by Alltel increased by nearly 1.4 million customers, or 11 percent, during the twelve month period ended September 30, 2008.  During the third quarter of 2008, Alltel added approximately 335,200 net customers.  The increase in net customer additions in the three months ended September 30, 2008 was driven by continued growth in the “My Circle” service offering and recent improvements in the Company’s “U” prepaid service offerings.  The Company’s “My Circle” offering enables Alltel customers, on select rate plans, to make and receive unlimited free calls to five, ten or twenty phone numbers, connected to any wireless or wireline network.  During the second half of 2007, the Company enhanced its “U” prepaid service offerings by adding new rate plans that include data services.  Overall, the Company’s wireless market penetration rate (number of customers as a percent of the total population in Alltel’s service areas) increased to 17.4 percent as of September 30, 2008.

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

Alltel continues to focus its efforts on maintaining low customer churn (average monthly rate of customer disconnects).  As part of its customer retention efforts, Alltel continues to upgrade its telecommunications network in order to offer expanded network coverage and quality and to provide enhanced service offerings to its customers.  The Company offers its retail services on a network that is entirely Code Division Multiple Access (“CDMA”) and in select service areas, Alltel has deployed a Global System for Mobile Communications (“GSM”) network to support its wholesale roaming business.  Over the past three years, Alltel’s retention efforts have also included retail store upgrades, process improvements, branding, advertising and new service offerings such as “My Circle” that drove customer churn metrics to historic lows during each of the quarterly periods in 2006 and 2007 and helped Alltel maintain low customer churn levels in the first nine months of 2008.  During the three and nine months ended September 30, 2008, postpay customer churn increased slightly to 1.33 percent and 1.29 percent, respectively, and total churn increased to 2.02 percent and 1.92 percent, respectively, when compared to the same periods of 2007.  Both postpay and total churn were negatively impacted by the shutdown of analog services that began in certain markets in the first quarter of 2008 and is expected to have some negative impact on churn until the shutdown is completed in early 2009.  Total churn was also negatively impacted by the reseller disconnects being included in this year’s calculations for the first time.

Retail revenue per customer and average revenue per customer for the third quarter of 2008 were both relatively flat when compared to the same period a year ago.  Primarily due to growth in data and access revenues, retail revenue per customer per month and average revenue per customer per month both increased 1 percent in the nine months ended September 30, 2008, compared to the same period a year ago.  Growth in both retail and average revenue per customer per month in the three and nine month periods of 2008 continued to be affected by decreases in voice revenues per customer reflecting the effects of increased sales of family and prepay rate plans.  Growth in service revenues and sustaining average revenue per customer per month for the balance of 2008 will depend upon Alltel’s ability to maintain market share in a competitive marketplace by adding new customers, retaining existing customers, increasing customer usage, and continuing to sell data services.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Revenues and sales:
Service revenues	$2,279.9	$2,071.5	$6,543.7	$5,923.2
Product sales	227.6	210.0	672.8	611.9
Total revenues and sales	2,507.5	2,281.5	7,216.5	6,535.1
Costs and expenses:
Cost of services	715.9	682.2	2,052.0	1,933.4
Cost of products sold	343.4	300.0	1,006.7	876.1
Selling, general, administrative and other	557.6	496.1	1,573.5	1,445.5
Depreciation and amortization	535.4	358.2	1,594.5	1,060.0
Integration expenses, restructuring and other charges	2.1	11.0	24.7	53.3
Total costs and expenses	2,154.4	1,847.5	6,251.4	5,368.3
Operating income	353.1	434.0	965.1	1,166.8
Non-operating income, net	12.3	14.2	45.7	40.3
Interest expense	(449.1)	(46.2)	(1,399.1)	(140.3)
Gain on disposal of assets	-	-	-	56.5
Income (loss) from continuing operations before income taxes	(83.7)	402.0	(388.3)	1,123.3
Income tax expense (benefit)	(28.5)	123.3	(138.7)	415.8
Income (loss) from continuing operations	(55.2)	278.7	(249.6)	707.5
Income (loss) from discontinued operations	-	3.9	(0.4)	0.9
Net income (loss)	$(55.2)	$282.6	$(250.0)	$708.4

Revenues and sales increased 10 percent, or $226.0 million and $681.4 million, for both the three and nine months ended September 30, 2008, compared to the same periods of 2007.  Service revenues also increased 10 percent, or $208.4 million and $620.5 million, in both the three and nine month periods of 2008, respectively, as compared to the same periods of 2007.  The increase in service revenues principally reflected growth in access revenues, which increased $100.1 million and $281.7 million in the three and nine month periods of 2008, respectively, when compared to the same prior year periods.  The increases in access revenues in both periods of 2008 were driven by growth in Alltel’s postpay customer base and increased revenues derived from the Company’s “U” prepaid service offerings.  Service revenues for the three and nine month periods of 2008 also reflected growth in revenues derived from data services, including text and picture messaging and downloadable applications, such as music, games, ringtones, wall paper and other office applications.  Demand for data services has also increased through the creation of voice and data bundle offerings, which have become increasingly more popular with customers following their launch in the first quarter of 2007.  Compared to the same periods a year ago, revenues earned from data services increased $133.4 million, or 57 percent, and $379.1 million, or 62 percent, in the three and nine months ended September 30, 2008, respectively, reflecting strong demand for these services.  Service revenues also included increases in regulatory fee revenues of $22.6 million and $41.9 million during the three and nine month periods of 2008, respectively, when compared to the same prior year periods, primarily due to the overall growth in postpay customers.  Additional Universal Service Fund (“USF”) revenues attributable to Alltel’s certification in 24 states as an Eligible Telecommunications Carrier (“ETC”) accounted for $16.5 million and $22.0 million of the overall increases in regulatory fees in the three and nine months ended September 30, 2008, respectively.

When compared to the same periods in 2007, revenues from the sale of wireless equipment protection plans also increased $8.9 million and $21.4 million in the three and nine months ended September 30, 2008, respectively, primarily due to customer growth and higher demand for these plans driven by increased sales of handsets with advanced features and smart phone devices.  Wholesale revenues were relatively flat for the third quarter of 2008 and increased $33.1 million in the nine month period of 2008, primarily due to growth in data roaming revenues, partially offset by a decline in transport revenues earned from charging third parties, principally Windstream Corporation (“Windstream”), for use of Alltel’s fiber-optic network.  The decline in transport revenues reflected the effects of Alltel transitioning certain network support services to Windstream, a trend the Company expects to continue throughout the remainder of 2008.

The above increases in service revenues were partially offset by lower airtime and retail roaming revenues and a reduction in revenues recognized from the assessment of fees to customers who terminate their service contracts prior to expiration.  Compared to the same periods of 2007, airtime, toll and retail roaming revenues decreased $24.1 million and $68.9 million in the three and nine month periods of 2008, respectively, primarily due to the continued effects of customers migrating to National Freedom and My Circle rate plan offerings.  For a flat monthly service fee, these rate plans provide a nationwide calling area, a specified number of airtime minutes, unlimited weekend, nighttime and mobile-to-mobile minutes and, when combined with My Circle, provide either five, ten or twenty numbers to which the customer can make and receive unlimited calls for free.  These service offerings allow customers to better manage their rate plan’s packaged minutes thereby reducing airtime, toll and roaming charges.  As a result of billing system enhancements implemented during the second half of 2007 which provided management with additional data necessary to adequately assess the collectibility of early termination fees, Alltel, effective January 1, 2008, prospectively changed its reporting of these fees such that they are now recorded at net realizable value when billed. Previously, these fees were reported as revenue when assessed to customers and subsequently adjusted to net realizable value through the recording of bad debt expense.  The effect of this change in accounting estimate resulted in a reduction in service revenues and a corresponding decrease in bad debt expense of approximately $29.4 million and $78.6 million during the three and nine month periods ended September 30, 2008, respectively.

Product sales increased $17.6 million, or 8 percent, and $60.9 million, or 10 percent in the three and nine months ended September 30, 2008, respectively, when compared to the same periods a year ago.  The increases in both periods were primarily driven by growth in gross customer additions and increased sales of handsets and accessories to resellers and other distributors.

Cost of services increased 5 percent, or $33.7 million, and 6 percent, or $118.6 million, respectively, in the three and nine months ended September 30, 2008, when compared to the same periods of 2007.  Cost of services included higher network-related costs of $11.4 million and $38.8 million in the three and nine month periods of 2008, respectively, reflecting increased network traffic due to customer growth, increased minutes of use and expansion of network facilities.  Cost of services also reflected increased customer service expenses of $17.7 million and $51.0 million in the three and nine months ended September 30, 2008, respectively, primarily due to additional costs associated with Alltel’s retention efforts focused on improving customer satisfaction and maintaining low postpay churn.  Compared to the same periods in 2007, payments to data content providers increased $10.3 million and $26.4 million in the three and nine months ended September 30, 2008, respectively, consistent with the growth in revenues derived from data services discussed above.  In addition, cost of services for the three and nine months of 2008 increased $15.8 million and $51.9 million, respectively, due to higher data roaming expenses, consistent with the overall growth in data revenues and wholesale roaming revenues discussed above.  The above increases in cost of services in both the three and nine month periods of 2008 were partially offset by a reduction in bad debt expense.  Compared to the same periods of 2007, bad debt expense decreased $15.2 million and $47.9 million in the three and nine month periods of 2008, respectively, primarily due to the effects of the change in Alltel’s reporting of early termination fees discussed above, partially offset by additional expense attributable to the overall growth in customers.

Cost of products sold increased $43.4 million, or 14 percent, and $130.6 million, or 15 percent, for the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007.  The increases in cost of products sold in both periods of 2008 were generally consistent with the overall growth in product sales noted above.

Selling, general, administrative and other expenses increased 12 percent, or $61.5 million, and 9 percent, or $128.0 million, in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods of 2007.  Selling, general, administrative and other expenses for the three and nine month periods of 2008 reflected increased commission costs of $22.9 million and $49.6 million, respectively, consistent with the overall growth in gross customer additions and higher commissions paid to agents, primarily driven by increased sales of data services and features.  Selling, general, administrative and other expenses in the three and nine months ended September 30, 2008 also included incremental expenses of $9.1 million and $27.1 million, respectively, representing the portion of the annual management fee accruable during both periods plus out-of-pocket expenses payable in each case to affiliates of the Sponsors in exchange for consulting and management advisory services.  Higher employee benefit costs of $19.5 million and $43.2 million also contributed to the increase in selling, general, administrative and other expenses in the three and nine month periods of 2008, respectively, when compared to the same periods of 2007.  The increases in employee benefit costs primarily reflected the effects of new management incentive compensation plans implemented following the Merger that are based on growth in Consolidated EBITDA, partially offset by lower stock-based compensation expense.  As disclosed in Note 4 to the unaudited interim consolidated financial statements, stock-based compensation expense decreased $6.7 million and $17.4 million in the three and nine month periods ended September 30, 2008, respectively, when compared to the same periods a year ago.  The decreases in stock-based compensation expense primarily reflected the effects of no longer granting restricted stock awards to senior management employees and the overall decrease in the fair value of stock option awards granted subsequent to the Merger, primarily attributable to Alltel no longer having publicly traded common stock.

Depreciation expense increased 10 percent, or $31.6 million, and 12 percent, or $109.6 million, in the three and nine months ended September 30, 2008, respectively, as compared to the same periods of 2007.  The increases in depreciation expense in the three and nine month periods of 2008 reflected growth in operating plant in service and the effects of the write-up in the carrying value of Alltel’s property, plant and equipment to fair value of $402.5 million in connection with the Merger.  Compared to the same prior year periods, amortization expense increased $145.6 million and $424.9 million in the three and nine month periods of 2008, respectively, primarily due to the recognition of $3.65 billion of finite-lived intangible assets in connection with the Merger and the effects of using an accelerated amortization method for the customer list intangible asset.  See Note 3 to the unaudited interim consolidated financial statements for additional information regarding Alltel’s recognition of finite-lived intangible assets in connection with the Merger.

Integration Expenses, Restructuring and Other Charges
A summary of the integration expenses, restructuring and other charges recorded by Alltel were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
FCC spectrum auction-related costs	$(0.1)	$-	$12.9	$-
Merger-related expenses	0.5	2.5	6.6	35.6
Computer system conversion and other integration expenses	-	1.7	-	6.1
Severance and employee benefit costs	-	0.3	2.1	4.7
Rebranding and signage costs	-	3.9	-	4.3
Lease termination costs	-	2.6	-	2.6
Costs associated with pending acquisition of Alltel	1.7	-	3.1	-
Total integration expenses, restructuring and other charges	$2.1	$11.0	$24.7	$53.3

During the first nine months of 2008, Alltel incurred $12.9 million of incremental expenses related to its participation in the 700 MHz spectrum auction conducted by the Federal Communications Commission (“FCC”) that was completed on March 18, 2008.  Alltel did not obtain any licenses in the 700 MHz spectrum auction.  The auction-related expenses primarily consisted of consulting fees and estimated bid withdrawal payments to be remitted to the FCC as a result of the Company withdrawing certain bids made during the course of its participation in the auction.

In connection with the Merger, Alltel incurred $6.6 million of incremental costs, primarily consisting of $3.8 million in employee retention bonuses and additional legal and accounting fees of $2.4 million.  Alltel also recorded severance and employee benefit costs of $2.1 million related to various planned workforce reductions.  As further discussed in Note 13, on June 5, 2008, Alltel entered into an agreement to be acquired by Verizon Wireless.  In connection with this pending transaction, Alltel incurred $3.1 million of incremental costs, principally consisting of financial advisory, legal and regulatory filing fees.  The integration expenses, restructuring and other charges increased the reported net loss $2.1 million and $16.5 million for the three and nine months ended September 30, 2008, respectively.

During the first nine months of 2007, Alltel incurred $10.4 million of integration expenses related to its 2006 acquisitions of Midwest Wireless Holdings (“Midwest Wireless”) and properties in Illinois, Texas and Virginia.  The system conversion and other integration expenses primarily consisted of internal payroll, contracted services and other programming costs incurred in converting the acquired properties to Alltel’s customer billing and operational support systems, a process that the Company completed during the fourth quarter of 2007.  In connection with the closing of two call centers, Alltel also recorded severance and employee benefit costs of $4.7 million and lease termination fees of $2.6 million.  In connection with the Merger transaction, Alltel incurred $35.6 million of incremental costs, principally consisting of financial advisory, legal and regulatory filing fees.  Included in this amount are attorneys’ fees and expenses incurred in connection with the settlement of certain shareholder lawsuits as further discussed in Note 12.  The integration expenses, restructuring and other charges decreased net income $7.6 million and $46.4 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, the remaining unpaid liability related to the Company’s integration, restructuring and other activities consisted of fees and expenses associated with the Merger of $15.9 million, fees and expenses related to the FCC spectrum auction of $7.0 million and fees and expenses associated with the pending acquisition of Alltel of $0.3 million.  Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows.  (See Note 6 to the unaudited interim consolidated financial statements for additional information regarding the integration expenses, restructuring and other charges.)

Primarily as a result of the significant increase in depreciation and amortization expense discussed above, operating income decreased $80.9 million, or 19 percent, and $201.7 million, or 17 percent for the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007.  The adverse effects on operating income attributable to higher depreciation and amortization expense were partially offset by the growth in revenues and sales previously discussed.

Non-Operating Income, Net
	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Equity earnings in unconsolidated partnerships	$19.6	$17.1	$53.9	$48.5
Minority interest in consolidated partnerships	(14.5)	(8.8)	(37.5)	(27.4)
Other income, net	7.2	5.9	29.3	19.2
Non-operating income, net	$12.3	$14.2	$45.7	$40.3

As indicated in the table above, non-operating income, net decreased $1.9 million, or 13 percent, and increased $5.4 million, or 13 percent, in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  The increases in equity earnings in unconsolidated partnerships in the three and nine month periods of 2008 of $2.5 million and $5.4 million, respectively, primarily reflected improved operating results in those markets in which the Company owns a minority interest.  Minority interest expense increased $5.7 million and $10.1 million in the three and nine month periods of 2008, respectively, primarily due to a decrease in the voice and data roaming rates charged by the Company to the majority-owned partnerships effective April 1, 2008.  Other income, net included additional interest income of $1.3 million and $7.4 million in the three and nine month periods of 2008, respectively, primarily resulting from an increase in Alltel’s average daily cash balance, when compared to the same periods a year ago.

Interest Expense
Interest expense increased $402.9 million and $1,258.8 million in the three and nine months ended September 30, 2008, respectively, when compared to the same periods of 2007.  The increases primarily reflected the unfavorable effects on interest costs resulting from the significant increase in Alltel’s long-term debt balance following the completion of the Merger.  As further discussed under “Cash Flows from Financing Activities – Continuing Operations”, in conjunction with the Merger, the Company entered into a senior secured term loan facility in an aggregate principal amount of $14.0 billion and also entered into a $5.2 billion senior unsecured cash-pay term loan facility and a $2.5 billion senior unsecured Pay In-Kind (“PIK”) term loan facility that represented bridge financing (the “bridge facilities”).  All available amounts under these facilities were drawn at the date of the Merger to fund a portion of the merger consideration paid to Alltel shareholders and holders of stock options and other equity awards.

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

Income Taxes
The income tax benefit recorded in the three and nine month periods of 2008 reflected the loss before income taxes resulting from the significant increases in interest costs and depreciation and amortization expense following the completion of the Merger discussed above.  Alltel’s effective income tax rates were 34.0 percent and 35.7 percent for the three and nine months ended September 30, 2008, respectively, and included the effects of a reduction in Alltel’s estimated annual effective tax rate resulting from a lower projected annual pretax loss.  The improvement in the Company’s projected annual operating results primarily reflected a decrease in expected annual interest expense due to differences in actual and estimated interest rates applicable to Alltel’s variable rate long-term debt, and to a lesser extent, the Company’s strong growth in customers and revenues during the first nine months of 2008.  The effective income tax rates for both periods of 2008 also reflected the non-deductibility for both federal and state income tax purposes of approximately $5.5 million and $15.5 million of interest and merger-related costs incurred by Alltel during the three and nine months ended September 30, 2008, respectively.  For 2008, Alltel’s annual effective income tax rate is expected to range between 36.0 percent and 37.0 percent, absent the effects of any future significant or unusual items, such as the reversal of income tax contingency reserves.

Comparatively, Alltel’s effective income tax rates were 30.7 percent and 37.0 percent for the three and nine months ended September 30, 2007, respectively, and included the effects of the reversal of certain income tax contingency reserves.  As discussed in Note 8 to the unaudited consolidated financial statements, during the third quarter of 2007, Alltel recorded a reduction in its income tax contingency reserves to reflect the expiration of certain state statutes of limitations, the effects of which resulted in a decrease in income tax expense associated with continuing operations of $33.8 million in both the three and nine month periods ended September 30, 2007.

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

Net Income (Loss) from Continuing Operations
Alltel reported a net loss of $55.2 million and $249.6 million in the three and nine months ended September 30, 2008, respectively, compared to net income of $278.7 million and $707.5 million, respectively, for the same periods of 2007.  The net losses incurred in both periods of 2008 resulted from the significant increases in interest costs and depreciation and amortization expense following the completion of the Merger, as discussed above.

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

The table presented below includes certain summary income statement information related to the domestic markets to be divested reflected as discontinued operations for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Revenues and sales	$-	$-	$1.2	$7.8
Operating expenses	-	-	1.8	10.6
Operating loss	-	-	(0.6)	(2.8)
Loss on disposal of discontinued operations	-	(0.3)	-	(0.1)
Other income, net	-	-	-	1.3
Interest expense	-	-	-	-
Pretax loss from discontinued operations	-	(0.3)	(0.6)	(1.6)
Income tax benefit	-	(4.2)	(0.2)	(2.5)
Income (loss) from discontinued operations	$-	$3.9	$(0.4)	$0.9

Operating expenses for the nine month period of 2007 included an impairment charge of $1.7 million to reflect the fair value less cost to sell of the four rural markets in Minnesota required to be divested and resulted in the write-down in the carrying values of goodwill and customer list allocated to these markets.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the properties identified for disposition in 2007 was not recorded subsequent to November 7, 2007, the date of Alltel’s agreement to sell these properties.  Depreciation of long-lived assets and amortization of finite-lived intangible assets related to the four markets in Minnesota to be divested was not recorded subsequent to September 7, 2006, the date of Alltel’s agreement with the DOJ and FCC to divest these markets.  The cessation of depreciation and amortization expense had the effect of reducing operating expenses by approximately $0.2 million and $1.0 million in the nine months ended September 30, 2008 and 2007, respectively.  Income taxes in the three and nine month periods of 2007 reflected a change in the estimate of tax benefits associated with transaction costs incurred in connection with the wireline spin-off completed in July 2006 and the reversal of income tax contingency reserves applicable to the sold financial services division due to the expiration of certain state statutes of limitation.

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

The FCC has instituted an inquiry into whether regulatory intervention is necessary in the broadband market to ensure network neutrality, as well as inquiries into various open access requirements on wireless carriers both with regard to devices and applications.  On August 20, 2008, the FCC released an order finding that a national wireline broadband provider has engaged in unreasonable and discriminatory network management practices by deploying equipment through its network to monitor the content of its customers’ Internet content and selectively block specific types of traffic known as peer-to-peer connections, which the FCC determined the provider may have believed posed a potential competitive threat to the provider’s video-on-demand services.  Although the FCC stated in the order that it is only applicable to the provider, the FCC nevertheless stated generally in the order that broadband customers are entitled to use the applications and services of their choice.  The FCC also announced its intention to adjudicate network management issues on a case-by-case basis.  Alltel cannot predict the impact of this decision, if any, on its broadband network management practices.  At the same time, various public interest groups are urging the FCC to determine that text messaging services are subject to common carrier regulation, or in the alternative, to impose anti-discrimination regulation should text messaging be found to be an information service.

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

Alltel is designated as an ETC and receives federal USF with respect to the following states: Alabama, Arkansas, California, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Texas, Virginia, West Virginia, Wisconsin, and Wyoming.  Alltel also receives state universal service support for certain product offerings in Texas. The Communications Act and FCC regulations require that universal service receipts be used to provision, maintain and upgrade the networks that provide the supported services.  Additionally, the Company accepted certain federal and state reporting requirements and other obligations as a condition of its ETC designations.  As of September 30, 2008, the Company believes that it is substantially compliant with the FCC regulations and with all of the federal and state reporting requirements and other obligations related to the receipt and collection of universal service support.  During the first nine months of 2008, Alltel received approximately $272 million of USF support.

E-911
Wireless service providers are required by the FCC to provide E-911 in a two-phased approach.  In Phase I, carriers must, within six months after receiving a request from a Phase I enabled Public Safety Answering Point (“PSAP”), deliver both the caller’s number and the location of the cell site to the PSAP serving the geographic territory from which the E-911 call originated.  In Phase II, carriers that have opted for a handset-based solution must determine the location of the caller within 50 meters for 67 percent of the originated calls and 150 meters for 95 percent of the originated calls and deploy Automatic Location Identification (“ALI”) capable handsets according to specified thresholds culminating with a requirement that carriers reach a 95 percent deployment level of ALI capable handsets within their subscriber base by December 31, 2005.  ALI capability permits more accurate identification of the caller’s location by PSAP’s.  Furthermore, on April 1, 2005, the FCC issued an order imposing an E-911 obligation to deliver ALI data on carriers providing only roaming services where the carrier maintained no retail presence in that market.  In the acquired Western Wireless properties, Alltel operates a CDMA network with Phase II E-911 capability for its customers and a GSM network without Phase II capability for roamers in the same geographic area. Alltel believes that its multi-technology operations with Phase II CDMA capability is distinguishable from the carrier providing roaming only services specified in the April 1, 2005 order.

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

The FCC initiated a rulemaking in response to a petition for declaratory ruling seeking to specify the basis upon which CMRS carriers must measure the accuracy and reliability of the location data provided to PSAPs for E-911 Phase II service.  On September 11, 2007, the FCC adopted an order establishing new E-911 accuracy standards that require a carrier to meet the Phase II location accuracy standards within the geographic area served by individual PSAPs, and setting time benchmarks under which carriers must achieve Phase II location accuracy over progressively smaller geographic areas until individual PSAP level testing is met.  Various carriers sought stay of the FCC’s order, at both the Agency and Judicial level, and the Company has supported those requests.  On March 12, 2008, the FCC issued a six-month stay of the initial E-911 accuracy compliance standards, extending the deadline for compliance to March 11, 2009.  Further, on March 25, 2008 the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit Court”) granted carriers’ request for stay of the FCC’s order pending further judicial review of the underlying appeal.  On July 31, 2008, the FCC filed a motion for voluntary remand of its September 11, 2007 order, and on September 17, 2008, the D.C. Circuit Court granted the FCC’s motion to vacate and remand the order to the FCC for further proceedings.  On September 20, 2008, the FCC released a public notice seeking comment on proposals for the E-911 accuracy standards on remand.  At this time, Alltel cannot predict whether and how the FCC will modify the E-911 accuracy standards.  Additionally, the FCC has recently initiated a notice of inquiry to examine the industry’s obligation to complete all E-911 calls including those from non-initialized handsets.

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

Inter-carrier Compensation
Under the 96 Act and the FCC’s rules, CMRS providers are subject to certain requirements governing the exchange of telecommunications traffic with other carriers.  State public service commissions were granted jurisdiction to arbitrate disputes between CMRS providers and other carriers if they fail to reach agreement with respect to the rates and terms and conditions associated with the interconnection of their networks and exchange of telecommunications traffic.  The Company is in negotiation or arbitration with various carriers to establish the rates, terms and conditions of interconnection.  None of these are anticipated to significantly affect Alltel’s costs of providing service.  There is a pending rulemaking at the FCC addressing inter-carrier compensation, which could impact Alltel’s future costs to provide service.  On July 8, 2008, the D.C. Circuit Court ordered the FCC to address inter-carrier compensation issues with respect to compensation for traffic bound for Internet Service Providers by no later than November 5, 2008. Although the FCC could act more generally and institute broad inter-carrier compensation reform by the D.C. Circuit Court’s imposed deadline, it is not possible to predict the scope of the FCC’s action, or whether or when wireless-related aspects of the pending proceeding will conclude or what the result and impact will be.

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

The FCC completed an auction in September 2006 for a portion of Advanced Wireless Services (“AWS”) spectrum in the 1.7 and 2.1 GHz bands.  Alltel did not participate in the AWS spectrum auction, but the Company did participate in the recent auction of 700 MHz spectrum, Auction 73.  On March 18, 2008, the FCC completed the 700 MHz auction, with the exception of the “D Block” of 700 MHz spectrum (which was subject to a nationwide public/private partnership requirement) and the auction results have now been publicly released.  The Company did not obtain any licenses at auction, and is liable to the FCC for a withdrawn bid payment should the markets upon which the Company was the provisionally highest bidder not be sold in any subsequent auction for an amount that exceeds the amount of the Company’s withdrawn bids.  At present, the FCC has determined that it will not re-auction the D Block as originally planned and is currently considering different options for re-auctioning the D Block.  On September 25, 2008, the FCC released a notice of proposed rulemaking in which it proposed licensing the D Block as part of a revised public/private partnership and sought comment on this proposal as well as on proposed service rules for the D Block.  The FCC has not yet scheduled the D Block auction.

The FCC also continues to consider various uses of unlicensed spectrum and service and auction rules for new licensed spectrum.  The FCC has, for example, instituted a rulemaking on the use of “white spaces” in the television spectrum on an unlicensed basis.  The FCC also has ongoing proceedings to consider rules for the auction of additional spectrum in the AWS bands.  In particular, the FCC has proposed to allow a nationwide, free broadband service in one of the blocks of AWS spectrum.  Further, the FCC continues to conduct auctions for spectrum not purchased or otherwise available after previous auctions for the spectrum blocks.  The FCC completed the auction for spectrum available in the AWS and PCS spectrum bands on August 20, 2008.  The Company did not participate in this auction.

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

CPNI
The FCC concluded its rulemaking governing the protection of customer information and call records, including the adequacy of security measures employed by carriers to protect certain customer information.  New FCC rules, which took effect on December 8, 2007, specify new notice and customer authentication requirements, as well as both certification requirements and limitations on the disclosure of CPNI to the carriers joint venture partners and contractors.  The new rules are the subject of a pending judicial appeal and FCC reconsideration.  On September 5, 2008, the FCC issued letters of inquiry to several of the Company’s subsidiaries in which it requested information about the subsidiaries’ compliance with the certification requirements under the FCC’s CPNI rules.  The Company submitted a response to the letters of inquiry on September 29, 2008 in which it explained that the Company had filed the required certification on behalf of itself and its subsidiaries.  This matter remains pending.

Analog Sunset
Under current FCC rules, carriers are no longer required to offer analog wireless services after February 18, 2008.  Alltel plans to migrate its customers and network to all digital service after the sunset of the rule.  During the second quarter of 2008, the Company initiated its analog phase out plan and expects to be substantially completed with its analog-to-digital migration by the end of the year.

Warn Act/Emergency Alerts
On October 13, 2006, the Warn Act was signed into law and provides that carriers may, within two years, voluntarily choose to provide emergency alerts as part of their service offerings under standards and protocols recommended by an advisory committee and adopted by the FCC.  The FCC convened the industry advisory committee required under the Warn Act to consider technical standards and operating protocols, which were approved by the committee on October 3, 2007. The FCC has initiated its formal rulemaking to adopt the technical requirements for the provision of emergency alerts (the Commercial Mobile Alert System, or “CMAS”) under the Warn Act and adopted the advisory committee’s recommendations with minor modifications by order released on April 9, 2008.  The CMAS rules adopted on April 9, 2008 took effect on September 22, 2008.  On July 8, 2008, the FCC took additional steps regarding public television and radio licensees’ installation of equipment and technologies to enable an alternate plan for distribution of alerts to CMAS providers.  The FCC also adopted rules requiring wireless service providers to participate in CMAS testing.  On September 8, 2008, the Company notified the FCC of its current intent to offer its subscriber base CMAS in part and in accord with the implementation timeframes referenced in the FCC’s rules.

Katrina Panel Recommendations
On June 8, 2007, the FCC released an order directing the Public Safety and Homeland Security Bureau to implement several of the recommendations of the panel convened to study network outages in the wake of Hurricane Katrina.  The FCC also adopted rules requiring wireless communications providers to have emergency back-up power for cell sites as well as to conduct studies and submit reports on the redundancy and resiliency of their E-911 networks.  The rules regarding back-up power were reconsidered by the FCC in an order issued October 4, 2007, and no new rules will go into effect until the Office of Management and Budget (“OMB”) approves the information collection requirements.  The back-up power requirement has also been appealed to the D.C. Circuit Court.  On February 28, 2008, the D.C. Circuit Court granted a motion to stay the effectiveness of the FCC’s emergency back-up power rules, pending judicial review.  On July 8, 2008, the D.C. Circuit Court ruled that a judicial review of the back-up power requirement may not proceed until the FCC’s rules have been approved by the OMB.  The FCC submitted the back-up power rules to the OMB for approval on September 9, 2008.  The Company is continuing to evaluate the impact of the new rules on its operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(Millions)	2008	2007
	Successor	Predecessor
Cash flows from (used in):
Operating activities from continuing operations	$1,173.9	$1,838.8
Investing activities from continuing operations	(573.9)	(521.0)
Financing activities from continuing operations	(142.4)	(1,477.8)
Discontinued operations	6.7	50.4
Change in cash and short-term investments	$464.3	$(109.6)

Cash Flows from Operating Activities – Continuing Operations
For the nine months ended September 30, 2008, Alltel’s primary source of liquidity was cash provided from operations. Compared to the corresponding period of 2007, the decrease in cash flows from operating activities during the first nine months of 2008 primarily reflected the payment of merger-related expenses and the effects of higher interest costs resulting from the issuance of $21.7 billion of additional long-term debt as further discussed below under “Cash Flows from Financing Activities – Continuing Operations”.  Cash flows from operating activities in the first nine months of 2008 also reflected changes in working capital requirements, driven primarily by timing differences in the billing and collection of accounts receivable, purchase of inventory and payment of accounts payable and income taxes.  During the first nine months of 2008, Alltel generated sufficient cash flows from operations to fund its capital expenditure requirements and scheduled long-term payments, as further discussed below.  Alltel expects to generate sufficient cash flows from operations to fund its operating requirements during the remainder of 2008.

Cash Flows from Investing Activities – Continuing Operations
Capital Expenditures
During the first nine months of 2008, capital expenditures continued to be Alltel’s primary use of capital resources.  Capital expenditures for the nine months ended September 30, 2008 were $629.6 million compared to $720.3 million for the same period in 2007.  Capital expenditures in both periods were incurred to construct additional network facilities and to deploy 1XRTT data and 1x-EVDO technology.  Alltel funded substantially all of its capital expenditures through internally generated funds.  Investing activities also included outlays for capitalized software development costs.  Additions to capitalized software were $23.8 million for the nine months ended September 30, 2008 compared to $24.3 million for the same period in 2007.  Including capitalized software development costs, outlays for capital expenditures are expected to be approximately $950.0 million to $1,050.0 million for 2008 and are expected to be funded primarily from internally generated funds.

During the first nine months of 2007, Alltel acquired for $2.5 million in cash an additional ownership interest in a wireless property in Arkansas in which the Company owned a majority interest.  Alltel also acquired for $3.7 million in cash the remaining ownership interest in a wireless license covering a rural service area in New Mexico.

Proceeds From Sales of Investments and Other Assets
Investing activities for the nine months ended September 30, 2008 included proceeds from the sale of assets of $18.0 million received in connection with the disposal of a corporate airplane.  For the nine months ended September 30, 2007, investing activities included proceeds from the sale of investments of $188.7 million, consisting of the cash proceeds received from the sale of marketable securities acquired by Alltel through its merger with Western Wireless.

Cash flows from investing activities for the nine months ended September 30, 2008 and 2007 also included proceeds from the return on investments of $49.2 million and $40.2 million, respectively.  These amounts primarily consisted of cash distributions received from Alltel’s minority-owned wireless partnership investments.

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

Through September 30, 2008, no amounts had been drawn under the $1.5 billion senior secured revolving credit facility. During the first quarter of 2008, the Company borrowed $150.0 million available under the $750.0 million delayed draw term loan facility in connection with its participation in the 700 MHz spectrum auction conducted by the FCC.  As previously discussed, Alltel did not obtain any licenses in the 700 MHz spectrum auction, and accordingly, all outstanding borrowings under this facility were repaid on April 3, 2008 and the $750.0 million delayed draw term loan facility was terminated.  The $150.0 million borrowed under the $750.0 million delayed draw term loan facility represented all of the long-term debt issued during the first nine months of 2008.

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

Repayments of long-term debt were $255.0 million during the nine months ended September 30, 2008 and consisted of the three scheduled quarterly installment payments due under the senior secured term loan totaling $105.0 million and the $150.0 million repayment of borrowings under the delayed draw term loan.

Prior to the Merger, Alltel had a five-year, $1.5 billion unsecured line of credit under a revolving credit agreement and had also established a commercial paper program with a maximum borrowing capacity of $1.5 billion.  Under the commercial paper program, commercial paper borrowings were fully supported by the available borrowings under the revolving credit agreement.  Accordingly, before the completion of the Merger, the total amount outstanding under the commercial paper program and the indebtedness incurred under the revolving credit agreement could not exceed $1.5 billion.  Both of these credit facilities were cancelled immediately prior to closing of the Merger.  No commercial paper borrowings were outstanding at September 30, 2007.  During 2007, Alltel incurred commercial paper borrowings of $100.0 million to fund general corporate requirements.  During the third quarter of 2007, Alltel repaid all borrowings outstanding under its commercial paper program utilizing available cash on hand.  The commercial paper borrowings and related repayments have been presented on a net basis within the unaudited consolidated statement of cash flows for the nine months ended September 30, 2007, because the original maturities of the borrowings were less than three months.

Repayments of long-term debt were $36.9 million for the nine months ended September 30, 2007 and consisted principally of the repayment of the remaining $35.6 million, 4.656 percent equity unit notes due May 17, 2007.  The repayments were funded by cash on hand.

Dividend Payments
Prior to the Merger, dividend payments represented a significant use of Alltel’s capital resources.  Common and preferred dividend payments were $133.5 million for the nine months ended September 30, 2007.  As a company without publicly traded common stock, Alltel does not expect to pay any cash dividends.

Issuances and Repurchases of Common Stock
During the first nine months of 2007, proceeds from the issuance of Alltel’s common stock amounted to $59.0 million and consisted of cash received from the exercise of stock options.  On January 19, 2006, Alltel’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding common stock over a three-year period ending December 31, 2008.  Under this authorization, Alltel repurchased shares, from time to time, on the open market or in negotiated transactions, as circumstances warranted.  Sources of funding stock repurchases included available cash on hand, operating cash flows and borrowings under the Company’s commercial paper program.  During the first nine months of 2007, Alltel repurchased 22.0 million of its common shares at a total cost of $1,360.3 million, substantially completing the $3.0 billion share repurchase available under this authorization.

Other
Cash flows used in financing activities also included distributions to Alltel’s minority investors in wireless markets operated in partnership with other companies.  Cash payments to these minority investors were $37.4 million and $31.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources
Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  During the first nine months of 2008, these factors have not had a material adverse effect on the Company’s financial position, results of operations or liquidity. If the financial markets do not recover by January 1, 2009, the annual valuation date for the determination of the Company’s pension funding requirements, Alltel may be required to contribute to the plan during the latter half of 2009 in order to meet the minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

As described above, following the completion of the Merger, Alltel has a substantial amount of indebtedness and will incur significantly higher interest costs which will adversely affect the Company’s future operating results.  Alltel believes it has sufficient cash and short-term investments on hand ($1,297.6 million at September 30, 2008) and will generate adequate operating cash flows to finance its ongoing requirements, including capital expenditures and the payment of principal and interest related to its long-term debt obligations.  Additional sources of funding available to Alltel include additional borrowings of up to $1.5 billion available under the Company’s revolving credit agreement. Pursuant to the terms of the merger agreement with Verizon Wireless, Alltel agreed that between June 5, 2008 and the effective time of the merger, Alltel would not incur any additional indebtedness (including the issuance of any debt security) other than borrowings under the revolving credit agreement made in the ordinary course of business.

Alltel’s long-term credit ratings with Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“Standard & Poor’s”) were unchanged from December 31, 2007 and were as follows at September 30, 2008:

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

Presented below are calculations of EBITDA and Consolidated EBITDA.  Alltel has included this discussion of Consolidated EBITDA because covenants in ACLLC’s senior secured credit facilities contain ratios based on this measure, as discussed above.  Measurements of Consolidated EBITDA are based on the Company’s calculation of EBITDA (net income (loss), excluding the effects of discontinued operations and the cumulative effect of accounting changes, and before net interest expense, provision for income taxes and depreciation and amortization) adjusted to exclude unusual items, certain non-cash charges and items permitted in calculating covenant compliance under the indenture and the credit facilities.  Alltel believes that the application of these supplementary adjustments to EBITDA in determining Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate compliance with its financing covenants.  If the Company’s Consolidated EBITDA were to decline below certain levels, covenants in the senior secured credit facilities that are based on Consolidated EBITDA, including the maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment of amounts outstanding under the senior secured term loan facility.  For the twelve months ended September 30, 2008, the senior secured leverage ratio was 3.65 to 1.00.

EBITDA and Consolidated EBITDA are not measures calculated in accordance with GAAP and should not be considered a substitute for operating income, net income (loss) or any other measure of financial performance reported in accordance with GAAP or as measures of operating cash flows or liquidity.  The presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results of operations or cash flows as reported under GAAP.  In particular, EBITDA and Consolidated EBITDA should not be viewed as a reliable indicator of Alltel’s ability to generate cash to service its debt obligations because certain of the items added to net income (loss) to determine EBITDA and Consolidated EBITDA involve outlays of cash.  As a result, actual cash available to service the Company’s debt obligations will be different from Consolidated EBITDA.  In addition to demonstrating compliance with its financing covenants, Alltel believes that the presentation of EBITDA and Consolidated EBITDA is helpful in highlighting operational trends because these measures exclude certain non-cash charges and other non-operating items that are not representative of the Company’s core business operations.  The following table provides the calculation of EBITDA and Consolidated EBITDA for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$(55.2)	$282.6	$(250.0)	$708.4
Loss (income) from discontinued operations	-	(3.9)	0.4	(0.9)
Income tax expense (benefit)	(28.5)	123.3	(138.7)	415.8
Interest expense, net of interest income	442.1	40.2	1,372.5	122.6
Depreciation and amortization	535.4	358.2	1,594.5	1,060.0
EBITDA	893.8	800.4	2,578.7	2,305.9
Minority interest in consolidated partnerships	14.5	8.8	37.5	27.4
Equity earnings in unconsolidated partnerships, net of cash distributions received	2.3	(1.6)	(5.1)	(8.6)
Stock-based compensation expense, net of restricted shares surrendered for tax	2.4	9.1	7.1	22.3
Integration expenses, restructuring and other charges (See Note 6)	2.1	11.0	24.7	53.3
Gain on disposal of assets (See Note 7)	-	-	-	(56.5)
Non-cash rental income, net of amortization of deferred leasing costs (a)	-	(8.4)	-	(25.4)
Management fee payable to Sponsors (b)	9.1	-	27.1	-
Other non-cash items	5.6	0.9	5.4	4.9
Consolidated EBITDA	$929.8	$820.2	$2,675.4	$2,323.3

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

The senior secured credit facilities contain customary events of default, including without limitation, nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration to material indebtedness, bankruptcy, judgments, events under ERISA, failure of any guaranty or security document supporting the senior secured credit facilities to be in full force and effect, and a change of control as defined in the agreement governing the senior secured credit facilities, the Senior Toggle Notes or the senior unsecured interim facilities, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.  These events of default may allow for certain grace periods, materiality limitations and equity cure rights, if applicable.  Additionally, Alltel is required to observe certain customary reporting requirements and other affirmative covenants.  At September 30, 2008, the Company was in compliance with all of its debt covenants.

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

Critical Accounting Policies
Alltel prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  In Alltel’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2007, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements.  These critical accounting policies include accounting for service revenues, evaluating the collectibility of trade receivables, accounting for pension benefits, calculating stock-based compensation and depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, accounting for income taxes and business combinations.  There have been no material changes to Alltel’s critical accounting policies during the first nine months of 2008.

As discussed in Note 11 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008 for its financial assets and liabilities measured at fair value on a recurring basis.  The Company has determined that it utilizes Level 2 inputs (observable inputs other than quoted market prices) in determining the fair value of its interest rate swap agreements. At September 30, 2008, the fair value of the Company’s derivatives-based assets (amounts due from counterparties and included in other assets in the accompanying consolidated balance sheet) was $43.9 million.  At September 30, 2008, the fair value of the Company’s derivatives-based liabilities (amounts due to counterparties and included in other current liabilities in the accompanying consolidated balance sheet) was $57.6 million.  As of September 30, 2008, there has not been any material adverse impact to the fair value of the Company’s derivative-based assets resulting from Alltel’s evaluation of its counterparties’ credit risks.  Similarly, there has not been any material impact to the Company’s derivative-based liabilities resulting from Alltel’s evaluation of its own credit risk.

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

ALLTEL CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
Alltel’s market risks at September 30, 2008 are similar to the market risks discussed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2007.  As of September 30, 2008, Alltel continues to be exposed to market risk from changes in interest rates.  Alltel has estimated its market risk using sensitivity analysis.  Market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates.  The results of the sensitivity analysis used to estimate market risk are presented below.  Actual results may differ from these estimates.

Interest Rate Risk
The Company’s earnings are affected by changes in variable interest rates related to Alltel’s variable rate long-term debt obligations and interest rate swap agreements.  Alltel’s cash and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments.  As of September 30, 2008, the carrying value of Alltel’s cash and cash equivalents approximated fair value.  The Company uses derivative instruments to manage its exposure to fluctuations in short-term interest rates and to obtain a targeted mixture of variable and fixed-interest-rate long-term debt.  The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity.  Alltel does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes.  Management periodically reviews Alltel’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of September 30, 2008, the Company had $20.6 billion of variable rate long-term debt consisting of borrowings of $13.9 billion under a senior secured term loan, $5.2 billion under a senior unsecured cash-pay term loan facility and $1.5 billion under a senior unsecured PIK term loan facility.  The Company has entered into seven, pay fixed/receive variable, interest rate swap agreements on notional amounts totaling $9.5 billion of the senior secured term loan.  The maturities of these seven interest rate swaps range from December 17, 2009 to February 17, 2013.  At September 30, 2008, the weighted average fixed rate paid by Alltel on these swaps was 3.78 percent, and the weighted average variable rate received by Alltel was 2.69 percent.  At the inception date, all of the interest rate swaps were designated as cash flow hedges of the variability in the interest payments due to changes in the London-Interbank Offered Rate (“LIBOR”) interest rate (the benchmark interest rate) on the variable rate senior secured term loan.  The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.  Accordingly, as of September 30, 2008, the Company had exposure to floating interest rates on approximately $11.1 billion of long-term debt obligations consisting of $4.4 billion under the senior secured term loan and $6.7 billion in senior unsecured borrowings.

Alltel also entered into two, pay variable/receive variable, interest rate basis swap agreements on notional amounts totaling $4.0 billion of the senior secured term loan, both maturing on December 17, 2008.  At September 30, 2008, the weighted average variable rate paid by Alltel on these swaps was the three-month LIBOR and was 2.70 percent, and the weighted average variable rate received by Alltel was the one-month LIBOR and was 2.50 percent.  These basis swaps do not qualify for hedge accounting and are marked-to-market each period.

As of September 30, 2008, a hypothetical increase of 100 basis points in variable interest rates would increase Alltel’s annual pre-tax loss by approximately $111.0 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would decrease Alltel’s annual pre-tax loss by approximately $111.0 million.

Comparatively, as of September 30, 2007, the Company had entered into four, pay variable/receive fixed, interest rate swap agreements on notional amounts totaling $850.0 million.  At the inception date, the four interest rate swaps were designated as fair value hedges.  The maturities of the interest rate swaps ranged from August 15, 2010 to November 1, 2013.  The weighted average fixed rate received by Alltel on these swaps is 5.5 percent, and the variable rate paid by Alltel was the three-month LIBOR.  The weighted average variable rate paid by the Company was 5.4 percent at September 30, 2007.  A hypothetical increase of 100 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $8.5 million.  Conversely, a hypothetical decrease of 100 basis points in variable interest rates would have increased annual pre-tax earnings by approximately $8.5 million.  In conjunction with the Merger, Alltel terminated these interest rate swaps.

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

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

Alltel is involved in certain legal matters that are discussed in Note 12 to the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.  In addition to those matters, Alltel is also a party to various other legal proceedings arising in the ordinary course of business.  Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of Alltel.

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
November 4, 2008

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